Form 10-Q
period 2020-09-30
Blackstone Private Credit Fund
filed 2020-11-16
CIK 1803498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 814-01358

Blackstone Private Credit Fund

(Exact name of Registrant as specified in its Charter)

Delaware	84-7071531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 31st Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 503-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of November 13, 2020 was 2,060.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (the “Company,” “we” or “our”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	our ability to break escrow for our offering and raise sufficient capital to execute our investment strategy;

•	general economic and political trends and other external factors, including the current (“COVID-19 “) pandemic;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financing arrangements and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GSO Asset Management LLC (the “Adviser”) or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement.

Blackstone Private Credit Fund

Statement of Assets and Liabilities

September 30, 2020 (Unaudited)
ASSETS
Cash and cash equivalents	$1,500

Total assets	$1,500

Commitments and contingencies (Note 5)
NET ASSETS
Common shares, $0.01 par value; unlimited shares authorized; 60 shares issued and outstanding	$15
Additional paid-in capital	1,485

Total net assets	$1,500

COMPOSITION OF NET ASSETS
Total paid-in capital	$1,500
Common shares (Class I)	60
Net asset value per share (Class I)	$25.00

The accompanying notes are an integral part of this financial statement.

Blackstone Private Credit Fund

Notes to Financial Statement

(Unaudited)

Note 1. Organization

Blackstone Private Credit Fund (“BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed primarily to originate loans and other securities, including broadly syndicated loans, of private middle market U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by GSO Asset Management LLC (the “Adviser”). The Adviser is an affiliate of GSO Capital Partners LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc., “GSO,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions), the credit-focused business of The Blackstone Group Inc. (“Blackstone”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of September 30, 2020, the Company had not commenced its investing activities.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Once the Company has invested a substantial amount of proceeds from the offering, under normal circumstances the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. middle market companies through (i) first lien senior secured and unitranche loans (generally with total investment sizes less than $300 million, which criteria may change from time to time) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit (generally with total investment sizes less than $100 million, which criteria may change from time to time), as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company will also dynamically invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

The Company intends to offer on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. Until the release of proceeds from escrow, the per share purchase price for common shares in the primary offering will be $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares, and the Company’s Board of Trustees (the “Board”) has authorized the release of funds in the escrow account.

On August 18, 2020, an affiliate of the Adviser purchased 60 shares of the Company’s Class I shares of beneficial interest at $25.00 per share.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. The Company’s first fiscal year will end on December 31, 2020.

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Such estimates could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Organization and Offering Expenses

Organization and offering costs will only be borne by the Company if the Company breaks escrow for its initial offering, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as prepaid and other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. Refer to “Note 5. Commitments and Contingencies” for additional details.

Income Taxes

The Company intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by BCRED would represent obligations of the Company’s investors and would not be reflected in the financial statement of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statement to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Recent Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

The Company intends to enter into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage BCRED on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Investment Advisory Agreement will be effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Company will pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. No base management or incentive fees will be payable to the Adviser until the commencement of investment activities. In addition, the Adviser has agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Company breaks escrow for the offering.

Base Management Fee

The management fee will be payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company breaks escrow for the initial offering. The management fee calculation will be prorated for any partial month.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below.

(i) Income based incentive fee

The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company will pay its Adviser an income based incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•

No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

•

100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” This “catch-up” is meant to provide the Adviser with approximately 12.5% of Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•

12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are prorated for any period of less than three months and are adjusted for any share issuances or repurchases during the relevant quarter.

(ii) Capital gains based incentive fee

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Administration Agreement

The Company intends to enter into an administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”) and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

Unless earlier terminated as described below, the Administration Agreement will be effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Sub-Administration Agreement

The Administrator expects to enter into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

Intermediary Manager Agreement

The Company intends to enter into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P., the Intermediary Manager, an affiliate of the Adviser. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its common shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.

The Company will cease paying the shareholder servicing and/or distribution fees on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the offering on which, in the aggregate, underwriting compensation from all sources in connection with the offering, including the shareholder servicing and/or distribution fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary offering. In addition, as required by exemptive relief allowing the Company to offer multiple classes of shares, at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Intermediary Manager or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such shareholder’s account. At the end of such month, the applicable Class S share or Class D share in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares.

The Intermediary Manager is a broker-dealer registered with the SEC is a member of the Financial Industry Regulatory Authority (“FINRA”).

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Expense Support and Conditional Reimbursement Agreement

The Company intends to enter into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Available Operating Funds means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder
Servicing and/or
Distribution
Fee as a %
of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Escrow Agreement

The Company intends to enter into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company will take purchase orders and hold investors’ funds in an interest-bearing escrow account until it receives purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board has authorized the release of the escrowed purchase order proceeds to us so that the Company can commence operations. Even if the Company receives purchase orders for $100 million, the Board may elect to wait a substantial amount of time before authorizing, or may elect not to authorize, the release of the escrowed proceeds. If the Company does not raise the minimum amount and commence operations by October 5, 2021 (one year following the effective date of the Company’s registration statement), the Company’s offering will be terminated and the escrow agent will promptly send investors a full refund of their investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, an investor may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time before the escrowed funds are released to the Company. If the Company breaks escrow for its offering and commence operations, interest earned on funds in escrow will be released to the Company’s account and constitute part of the Company’s net assets.

Note 4. Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Company breaks escrow for the initial offering of its common shares, and at the discretion of the Board, the Company intends to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Note 5. Commitments and Contingencies

The Adviser has agreed to bear all of the Company’s expenses, including organization and offering expenses, through the date on which the Company breaks escrow for the initial offering of its common shares. The Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through September 30, 2020 were $2.1 million.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2020, management is not aware of any pending or threatened litigation.

Note 6. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. On August 18, 2020, an affiliate of the Adviser purchased 60 shares of the Company’s Class I shares of beneficial interest at $25.00 per share.

Note 7. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statement. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statement as of September 30, 2020 except as discussed below.

On October 21, 2020, an affiliate of the Adviser purchased 2,000 shares of the Company’s Class I shares of beneficial interest at $25.00 per share.

On October 5, 2020, the Company approved and entered into the following agreements, each of which is described more fully in “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 3. Agreements and Related Party Transactions”:

•	Investment Advisory Agreement

•	Administration Agreement

•	Sub-Administration Agreement

•	Intermediary Manager Agreement

•	Expense Support and Conditional Reimbursement Agreement

•	Distribution and Servicing Plan

•	Escrow Agreement

On November 2, 2020, the Company entered into a facility agreement (the “Facility Agreement”), which was subsequently amended on November 16, 2020, with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company has received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. It is expected that the Portfolio Investments will generally consist of originated and anchor loans to middle market companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company may elect to purchase, and in certain events the Company will be required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company has satisfied the Capital Condition, it will have no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waives the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million before January 1, 2021 and $300 million between such date and the Facility End Date (the “Financing Amount”)), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the cash amount paid by the Financing Provider (subject to adjustment for, among other things, cash amounts received by the Financing Provider) for such Portfolio Investment while it is being held by the Financing Provider, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.375 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.

As of November 16, 2020, there were three loans that the Financing Provider purchased having an aggregate cost of $60.3 million and an aggregate market value of $60.8 million. Additionally, there were five loans (including two delayed draw term loans) that the Financing Provider committed to having an aggregate principal amount of $80.1 million and an aggregate cost of $76.7 million. The Company has agreed to purchase these loans subject to the conditions of the Facility Agreement.

On November 3, 2020, the Company entered into a purchase and sale agreement (the “PSA”) with Sente Master Fund, L.P. and Vibrant Ambar Fund, Ltd. (together, the “Sellers”). Under the PSA, if the Company has raised at least $200 million of equity capital by April 15, 2021, then the Company or its designee must arrange one or more transactions sufficient to repay all outstanding amounts under a warehouse credit facility with commitments of up to $255 million (the “Warehouse Facility”) of Maple Park CLO, Ltd. (“Maple Park”), an entity expected to hold primarily broadly syndicated loans with a target portfolio size of $300 million that is managed by an affiliate of the Company, and to redeem in full the subordinated notes (the “Subordinated Notes”) issued by Maple Park. Under the PSA, this transaction may be structured to include a purchase by the Company or its designee of the Subordinated Notes, if any, held by the unaffiliated Sellers. The purchase price to be paid to the Sellers (the “Purchase Price”) would equal (i) the notional amount of the Subordinated Notes held by the Sellers and (ii) the Sellers’ pro rata share of interest and fee collections on the portfolio of loans held by Maple Park in excess of the outstanding advances under the Warehouse Facility. In addition, at any time prior to April 15, 2021, the Company or its designee will have the right, but not the obligation, to purchase the Subordinated Notes held by the Sellers at the Purchase Price.

As of November 16, 2020, there were five loans in Maple Park that the Company has agreed to purchase which have an aggregate cost basis of $8.5 million and an aggregate market value of $8.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statement.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview and Investment Framework

We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 11, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. As of September 30, 2020, we have not commenced our investing activities.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Once we have invested a substantial amount of proceeds from the offering, under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. middle market companies through (i) first lien senior secured and unitranche loans (generally with total investment sizes less than $300 million, which criteria may change from time to time) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit (generally with total investment sizes less than $100 million, which criteria may change from time to time), as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, we will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). We expect that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

Most of our investments will be in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest to some extent in European and other non-U.S. companies, but do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other GSO funds. From time to time, we may co-invest with other GSO funds.

Key Components of Our Results of Operations

Revenues

We plan to generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.

With respect to costs incurred in connection with our organization and offering and all other costs incurred prior to the time we break escrow for the offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement we intend to enter into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for this offering.    See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Expense Support and Conditional Reimbursement Agreement

We intend to enter into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 3. Agreements and Related Party Transactions”

Results of Operations

As of September 30, 2020, we had not commenced operations and have not made any investments.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our offering of common shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

The Adviser has agreed to advance all of the Company’s organization and offering expenses on its behalf through the date on which the Company has received purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares, and the Company’s Board has authorized the release of funds in the escrow account. Unless the Adviser elects to cover such expenses pursuant to the Expense Support Agreement, the Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

Equity

On August 18, 2020, an affiliate of the Adviser purchased 60 shares of our Class I shares of beneficial interest at $25.00 per share.

Contractual Obligations

We intend to enter into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We intend to enter into and Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 3. Agreements and Related Party Transactions.”

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over LIBOR or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through September 30, 2020 were $2.1 million.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2020, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We intend to enter into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;

•	the Administration Agreement

•	Intermediary Manager Agreement; and

•	Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 3. Agreements and Related Party Transactions.”

Recent Developments

On October 21, 2020, an affiliate of the Adviser purchased 2,000 shares of our Class I shares of beneficial interest at $25.00 per share.

On October 5, 2020, we entered into the following agreements and plans:

•	Investment Advisory Agreement

•	Administration Agreement

•	Sub-Administration Agreement

•	Intermediary Manager Agreement

•	Expense Support and Conditional Reimbursement Agreement

•	Distribution and Servicing Plan

•	Escrow Agreement

We entered into two Warehousing Transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. For additional information on our Warehousing Transactions see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Subsequent Events.”

Effective November 5, 2020, the Board appointed James F. Clark to the Board and as a member of the Board’s Audit Committee and Nominating and Governance Committee. Mr. Clark’s appointment brings the total number of trustees on the Board to six, four of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended.

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

The outbreak of COVID-19 may have a material adverse impact on our financial condition, liquidity, results of operations and NAV, among other factors. We expect that these impacts will continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Critical Accounting Policies

The preparation of the financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our prospectus filed with the SEC on October 7, 2020, as may be amended and supplemented from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed and under the heading “Risk Factors” in our prospectus, as filed with the SEC on October 7, 2020, as may be amended and supplemented from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2020, an affiliate of the Adviser purchased 60 shares of our Class I shares of beneficial interest at $25.00 per share in a private offering.

On October 21, 2020, an affiliate of the Adviser purchased 2,000 shares of our Class I shares of beneficial interest at $25.00 per share in a private offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 2, 2020, the Company entered into a facility agreement (the “Facility Agreement”), which was subsequently amended on November 16, 2020, with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company has received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. It is expected that the Portfolio Investments will generally consist of originated and anchor loans to middle market companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company may elect to purchase, and in certain events the Company will be required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company has satisfied the Capital Condition, it will have no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waives the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million before January 1, 2021 and $300 million between such date and the Facility End Date (the “Financing Amount”)), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the cash amount paid by the Financing Provider (subject to adjustment for, among other things, cash amounts received by the Financing Provider) for such Portfolio Investment while it is being held by the Financing Provider, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.375 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Private Credit Fund

Date: November 16, 2020	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date: November 16, 2020	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer