Form 10-K
period 2020-12-31
Blackstone Private Credit Fund
filed 2021-03-05
CIK 1803498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

Class S Common shares of beneficial interest, par value $0.01

Class D Common shares of beneficial interest, par value $0.01

Class I Common shares of beneficial interest, par value $0.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of December 31, 2020, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of February 26, 2021 was 6,617,028 Class S common shares, 50,497,695 Class I common shares and 0 Class D common shares.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (the “Company,” “we”, “us”, or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•

our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current novel coronavirus (“COVID-19”) pandemic;

•	the impact of the investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	general economic and political trends and other external factors, including the current COVID-19 pandemic;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financing arrangements and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Blackstone Credit BDC Advisors LLC (the “Adviser”) or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section titled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Structure

•

We are a relatively new company and have no operating history and our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.

•	Our Board of Trustees (“Board”) may in certain circumstances change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval.

•	Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio.

•	We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.

•

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.

•

Although we expect to adopt a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders, not repurchase such shares or to suspend any share repurchase program.

•	Efforts to comply with regulations applicable to a public company will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

•	General economic conditions, including those in Europe, could adversely affect the performance of our investments.

•

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations.

•	The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.

Risks Related to Our Investments

•	We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.

•	Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or default on such debt.

•	We will be exposed to risks associated with changes in interest rates.

•	Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.

•	Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

•	Our portfolio may be concentrated in a limited number of industries, which may subject us to specific risks.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•

The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates or by obligations to Other Clients, which could result in actions that are not in the best interests of our shareholders.

•

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio and the compensation paid to the Adviser is determined without independent assessment.

•	The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Risks Related to Business Development Companies

•

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

•	Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.

Risks Related to Debt Financing

•	When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

•	Provisions in a credit facility may limit our investment discretion and we may default under our credit facilities.

Federal Income Tax Risks

•	We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

•	Our portfolio investments may present special tax issues.

•	Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

•	An investment in our shares involves a high degree of risk, our NAV may fluctuate significantly, and our shares will have limited liquidity.

•	Shareholders may experience dilution.

Website Disclosure

We use our website (www.bcred.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and webcasts. The contents of our website are not, however, a part of this report.

PART I

Item 1. Business

Blackstone Private Credit Fund is a Delaware statutory trust formed on February 11, 2020. The Company was formed primarily to originate loans and other securities, including broadly syndicated loans, of private middle market U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisers LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisers LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc., “Blackstone Credit”,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions), the credit-focused business of The Blackstone Group Inc. (“Blackstone”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2020, the Company had not commenced its investing activities.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:

•

utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of Blackstone Credit and Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;

•

employing a defensive investment approach focused on long-term credit performance and principal protection, generally investing in loans with asset coverage ratios and interest coverage ratios that the Adviser believes provide substantial credit protection, and also seeking favorable financial protections, including, where the Adviser believes necessary, one or more financial maintenance covenants;

•

focusing on loans and securities of private U.S. companies, and to a lesser extent European and other non-U.S. companies, specifically middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion, at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows;

•	maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio; and

•	utilizing the power and scale of the Blackstone and Blackstone Credit platform to offer operational expertise to portfolio companies through the Blackstone Credit Advantage program.

Our investment strategy is expected to capitalize on Blackstone Credit’s scale and reputation in the market as an attractive financing partner to acquire our target investments at attractive pricing. We also expect to benefit from Blackstone’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships with private equity firms that require financing for their transactions.

Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Once the Company has invested a substantial amount of proceeds from its offering, under normal circumstances the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. middle market companies through (i) first lien senior secured and unitranche loans (generally with total investment sizes less than $300 million, which criteria may change from time to time) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit (generally with total investment sizes less than

$100 million, which criteria may change from time to time), as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company will also dynamically invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

Most of our investments will be in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest to some extent in European and other non-U.S. companies, but we do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. From time to time, we may co-invest with other Blackstone Credit funds.

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans, unitranche loans and senior secured bonds in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in collateralized loan obligations (“CLOs”) and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs.

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

We are currently offering on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. Until the release of proceeds from escrow, the per share purchase price for common shares in the primary offering will be $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

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

As of January 7, 2021, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares, and 29,809,301 Class I shares; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814.0 million to the Company as payment for such shares.

COVID-19 Update

Equity, debt, lending and other financial markets have experienced significant volatility recently related to the COVID-19 pandemic. Although many markets have experienced varying degrees of recovery since the initial outbreak of COVID-19, the future impact of the pandemic on financial markets and the Company and its investments is still uncertain. See “Item 1A. Risk Factors” for additional risks around COVID-19 and its impact on the Company.

Our Investment Adviser

Our investment activities are managed by our Adviser, a subsidiary of Blackstone Alternative Credit Advisers LP, the primary investment manager for Blackstone Credit. The principal executive offices of our Adviser are located at 345 Park Avenue, 31st Floor New York, NY, 10154. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit, including our Adviser and its affiliates, subject to the policies and procedures of Blackstone regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy.

Our Administrator

Blackstone Alternative Credit Advisers LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of our Administrator are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for its costs, expenses and allocable overhead (including compensation of personnel performing administrative duties) in connection with administrative services performed for us. See “—Administration Agreement.”

Blackstone Credit

Blackstone Credit is part of the credit-focused platform of Blackstone, which is a leading global manager of private capital. Blackstone’s asset management businesses include investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis.

Blackstone’s four business segments are real estate, private equity, hedge fund solutions and credit. Through its different investment businesses, as of December 31, 2020, Blackstone had total assets under management of approximately $619 billion. As of December 31, 2020, Blackstone Credit’s asset management operation had aggregate assets under management of approximately $145 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds. Blackstone Credit, through its affiliates, employed over 400 people in New York, London, Houston and Dublin, and satellite offices in Baltimore, San Francisco, Toronto, Frankfurt and Milan as of January 1, 2021. As of January 1, 2021, Blackstone Credit had a 82 person U.S. Direct Lending team (excluding Dwight Scott, a member of Blackstone Credit’s senior management) focused on the sourcing, structuring, execution management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments). Blackstone Credit believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed above.

Attractive Opportunities in Senior Secured Loans

We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e. senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e. most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large and Growing Target Market. Middle market companies represent a large and growing portion of the U.S. economy. According to the National Center for the Middle Market, there were nearly 200,000 middle market companies in the United States with annual revenues between $10 million and $1 billion, as of June 30, 2020. Middle market companies have generated a significant number of investment opportunities for investment programs advised by Blackstone Credit and its affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 8.1% for the year ended December 31, 2020. In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of supply in middle market lending. As of April 2020, there were approximately 4,404 banks in the U.S., which was only one-third of the number of banks in 1984, according to Federal Reserve Economic Data.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, we believe that many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

Attractive Market Segment. We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Growing Opportunities in Europe. We believe the market for European direct lending provides attractive opportunities. In recent years, we have continued to see a growing number of corporate carve-outs and divestitures driven by pressure on European public companies from activists, streamlining of operations, and sustained pressure from European competition authorities. This creates a source of deal flow that we believe Blackstone Credit is uniquely placed to execute. We further believe that the strong fundraising environment globally for private equity over the past few years will also continue to drive deal flow for European originated transactions. We anticipate that many of our opportunities to provide originated loans or other financing will be in connection with leveraged buy-outs by private equity firms. Private equity dry powder (uncalled capital commitments) currently stands at over $1 trillion, which means that these private equity firms have a large amount of capital available to conduct transactions, which we believe will create debt financing opportunities for us. Although we believe the alternative credit market in Europe is still somewhat less developed compared to its U.S. counterpart, acceptance of private capital in Europe has grown substantially in recent years. Across the U.S. and Europe, we believe Blackstone Credit has the ability to take advantage of a dislocation in capital markets as a result of volatility by providing financing solutions, including anchoring loan syndications, originating loans where traditional banks are unwilling or unable to do so, or buying investments in the secondary market, all of which we may be able to do on more attractive terms in times of market disruption than would otherwise be available. This deployment of capital via a market dislocation strategy remains firmly within Blackstone Credit’s investment philosophy—focusing on performing companies where Blackstone Credit has enhanced access and a due diligence advantage

Blackstone Credit Strengths

Blackstone Credit is a key player in the middle and upper-middle market direct lending space and in the private credit space more generally. Blackstone Credit has experience scaling funds across its platform that invest throughout all parts of the capital structure. Blackstone Credit strives to focus on transactions where it can differentiate itself from other providers of capital, targeting larger transactions and those where Blackstone Credit can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit has the scale and platform to effectively manage a U.S. private credit investment strategy, offering investors the following potential strengths:

Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit’s approximately $145 billion platform, as of December 31, 2020, and affiliation with Blackstone are distinct strengths when sourcing proprietary investment opportunities and provide Blackstone Credit with a differentiated capability to invest in large, complex opportunities. Blackstone Credit is invested in over 1,000 corporate issuers across its portfolios globally and has focused primarily on the non-investment grade corporate credit market since its inception in 2005. Blackstone Credit expects that in the current environment, in which committed capital from banks remains scarce, the ability to provide flexible, well- structured capital commitments in appropriate sizes will enable Blackstone Credit to command more favorable terms for its investments. Blackstone Credit believes that it occupies a differentiated position in the leveraged finance market, with investment activities that span a broad array of public and private market strategies. We believe this presence enables Blackstone Credit to identify opportunities early and select those investments that Blackstone Credit believes offer the most attractive risk-adjusted return profile. In addition, when banks are facing difficulties in syndicating new issues, Blackstone Credit’s ability to serve as a large “anchor” investor can help facilitate the successful completion of a transaction. We believe the depth of the experience of Blackstone Credit’s senior management team, together with the wider resources of the Investment Team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, is one of Blackstone Credit’s key strengths when sourcing and analyzing what we believe to be attractive investment opportunities.

Established Origination Platform with Strong Credit Expertise. Blackstone Credit has an 82 person U.S. Direct Lending Investments and Portfolio Management Team (excluding Dwight Scott, Blackstone Credit’s senior management) focused on the sourcing, structuring, execution, management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments). Performing credit investments are credit investments whose obligors are able to timely and fully pay interest on their outstanding debt, and are not financially stressed or distressed, or considered to be at substantial risk of being financially stressed or distressed, at the time of investment. We believe that Blackstone Credit’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors and intermediaries position Blackstone Credit as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.

Blackstone Credit seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit’s origination channel, we seek to leverage the global presence of Blackstone Credit to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

Value-Added Capital Provider and Partner Leveraging the Blackstone Credit Advantage Program. Blackstone Credit has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and believes that our ability to “solve a program” for a company can lead to attractive investment opportunities. In addition, Blackstone Credit has access to the significant resources of the Blackstone platform, including the Blackstone Credit Advantage Program, which is a global platform that provides access to a range of cost saving, revenue generating and best practice sharing opportunities. Specifically, Blackstone Credit Advantage provides (i) partnership and best practices for portfolio companies by offering invaluable access to industry and function experts both within the Blackstone organization (including the Blackstone Portfolio Operations team) and the network among portfolio companies; (ii) cross selling opportunities across Blackstone and Blackstone Credit portfolio companies; (iii) industry knowledge via leadership summits and roundtables; and (iv) quarterly reports sharing meaningful insights from CEOs on business and economic trends. Finally, one of the most important benefits of the program is Blackstone’s GPO, which is a collective purchasing platform that leverages the scale and buying power of the $5 billion of average annual spending of Blackstone’s portfolio companies with strategic partners and vendors measured over the past ten years. Blackstone and Blackstone Credit portfolio companies have generated significant cost savings through their use of the GPO, often from existing suppliers, on maintenance, repair, operations, back office, information technology, hardware, software, telecommunications, business insurance and human resources, among others. The benefits of working with Blackstone’s GPO can include improved pricing and terms, differentiated service, and ongoing service that drops straight to the bottom line.

Flexible Investment Approach. Blackstone Credit believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.

Long-Term Investment Horizon. Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we will not be required to return capital to our shareholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a long-term focus, provides us with an attractive opportunity to increase total returns on invested capital.

Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, Blackstone Credit’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the U.S. direct lending investment strategy that we will employ. Blackstone Credit targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.

Strong Investment Track Record. Blackstone Credit’s track record in private debt lending and investing in below-investment grade credit dates back to the inception of Blackstone Credit. Since 2005, Blackstone Credit has provided approximately $69 billion in capital in privately-originated transactions with over 120 different sponsors, through various funds and accounts advised or sub-advised by Blackstone Credit. As it relates to the U.S. direct lending strategy, Blackstone Credit has been originating in the strategy since inception, and has invested approximately $28 billion of capital specifically in U.S. middle market privately originated and anchor loans. Blackstone Credit has approximately $97 billion of investor capital invested.

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of six members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.

Investment Selection

When identifying prospective investment opportunities, the Adviser currently intends to rely on fundamental credit analysis in order to minimize the loss of the Company’s capital. The Adviser expects to invest in companies possessing the following attributes, which it believes will help achieve our investment objective:

Leading, Defensible Market Positions. The Adviser intends to invest in companies that it believes have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Adviser will seek companies that it believes possess advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

Stable Companies with Positive Cash Flow. The Adviser intends to invest in established, stable companies which have demonstrated a record of profitability and cash flows over several economic cycles. The Adviser believes such companies are well positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. The Adviser does not intend to invest in start-up companies, companies in turnaround situations or companies with speculative business plans.

Proven Management Teams. The Adviser intends to focus on investments in which the target company has an experienced and high-quality management team with an established track record of success. The Adviser will typically require companies to have in place proper incentives to align management’s goals with the Company’s goals.

Private Equity Sponsorship. Often the Adviser will seek to participate in transactions sponsored by what it believes to be high-quality private equity firms. The Adviser believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, private equity sponsors of companies with significant investments at risk generally have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise, which could provide additional protections for our investments.

Diversification. The Adviser will seek to invest broadly among companies and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.

Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to eight years, virtually all are redeemed or sold prior to maturity. These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.

Investment Process Overview

The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Sourcing and Origination

In order to source transactions, the Adviser will utilize its significant access to transaction flow, along with its trading platform. The Adviser will seek to generate investment opportunities primarily through direct origination channels, and also through syndicate and club deals. With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. We believe that Blackstone Credit’s strong reputation and longstanding relationships with its broad network will help drive substantial proprietary deal flow and provide a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. The Investment Team will examine information furnished by the target company and external sources, including banks, advisors and rating agencies, if applicable, to determine whether the investment meets our basic investment criteria within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. In the case of directly originated transactions, Blackstone Credit conducts detailed due diligence investigations. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated Blackstone Credit research analyst, the results of which are available for the transaction team to review.

Credit Analysis/Due Diligence. Before undertaking an investment, the Investment Team will conduct a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry and customer dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits and customer and supplier reference calls, if deemed necessary;

•	background checks to further evaluate management and other key personnel;

Third parties will often be involved in the Adviser’s due diligence process, whether they are hired by the Adviser or by the lead sponsor in a transaction. Utilizing consultants to help evaluate a business and test an investment thesis is typically very beneficial. When possible, the Adviser will seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

The foregoing initial assessment is then followed by extensive credit analysis, including asset valuation, financial analysis, cash flow analysis and scenario analysis, legal and accounting review, and comparable credit and equity analyses. A thorough assessment of structure and leverage of a transaction and how the particular investment fits into the overall investment strategy of the portfolio is conducted. Blackstone Credit’s typical diligence process for an originated investment opportunity spans two to six months, from the initial screen through final approval and funding. Depending on the deal, each investment team typically consists of three to four investment professionals, consisting of a portfolio manager, managing director, principal or vice president and associate and / or analyst.

Blackstone Credit’s due diligence emphasizes the following key criteria to facilitate decisions by the Investment Committee (described below) on an investment:

•

Valuation: What is the intrinsic value of the business? How has the business historically generated returns on capital? Will these returns continue in the future? What growth opportunities does the business have, if any? And, most importantly, is the investment being purchased at a deep discount to long-term intrinsic value?

•	Return Hurdles: Is the investment expected to generate a rate of return that meets the Company’s objectives?

•	Risk of Principal Loss & Risk/Reward: What is the expected recovery in a severe downside case? Does the expected upside appropriately compensate for risk of loss?

•

Company Analysis: Does the business have a reason to exist? Does it provide needed products and services? Does it have strong business characteristics such as high relative market share and a defensible niche?

•

Industry Analysis: What is the expected time and depth of cyclical downturn? Is the distress related to cyclical or secular issues? Is there a favorable industry structure with respect to customers, suppliers and regulation?

•	Due Diligence: Do we have sufficient information to make an informed investment decision?

•	Catalyst: What steps are required to complete a reorganization, eliminate financial distress, gain control and implement improved business strategies?

•	Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?

Investment Committee Process. The Investment Committee review process is multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. The initial investment screening process involves an Investment Committee heads-up (the “Heads-Up”) review presentation by the portfolio manager and members of the investment team. The Heads-Up review involves the production of a short memo with a focus on the following diligence items: an early diligence review of the underlying business fundamentals; expected return potential; expected investment size; assessment of key risks; and an appropriate initial diligence plan. At this point in the decision-making process, the Investment Committee will decide whether or not the Investment Team should proceed with deeper diligence on the investment opportunity.

Once in-depth diligence has begun, the investment team will present updates at the weekly Investment Committee meetings. The senior team reviews all activity for the prior week, with a focus on detailed updates of ongoing situations and in-depth review of all new investment opportunities. The type of diligence materials reviewed at these meetings for each company may include, but are not limited to:

•	Detailed historical financial performance

•	Financial models with detailed revenue drivers

•	This includes the construction of a base case, a downside case and specifically tailored cases. This process includes probability-weighted analysis and a range of outcomes analysis.

•	Quarterly liquidity analyses

•	Industry analysis incorporating internal and external work from research analysts and industry consultants

•	Competitive position and market share analysis

•	Customer analysis, including revenue, profitability and concentration risk

•	Pricing and volume analyses

•	Detailed fixed vs. variable cost analysis, and line item analysis of cost of goods sold as well as selling, general and administrative expenses

•	Public and private credit and equity comparable analysis

•	Accounting quality of earnings analysis

•	Legal due diligence

The ultimate results and findings of the investment analysis are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee for final investment review and approval. Each investment requires the consent of the Investment Committee, which may emphasize the following key criteria (among others) in making a decision:

•	Company Analysis: Does the company meet the investment criteria defined by the “Blackstone Credit Scorecard”?:

•	Leading market share position

•	Sustainable barriers to entry that drive pricing power

•	High-quality management team

•	Stable financials: strong free cash flow generation, high earnings before interest and tax margins

•	Conservative capital structure with underlying equity value

•	Liquidity to withstand market cycles

•	Industry Analysis: Is there a favorable industry structure with respect to customers, suppliers and regulation?
•

Due Diligence: Have we fully diligenced each of the investment criteria specified by the Blackstone Credit Scorecard? Have we completely vetted each of the risk factors identified throughout the diligence and Investment Committee process?

•

Valuation: What is the intrinsic value of the business? How has the business historically generated returns on capital? Will these returns continue in the future? What growth opportunities does the business have, if any? Is there substantial equity value to support the capital structure?

•	Risk of Principal Loss & Risk/Reward: What is the expected recovery in a severe downside case? Does the expected upside appropriately compensate for risk of loss?

•	Return Hurdles: Is the investment expected to generate a rate of return that meets the Company’s objectives?

•	Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?

The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Dwight Scott, Brad Marshall, Steve Kuppenheimer, Rob Zable, Michael Zawadzki, Dan Smith, Rob Horn, Rob Petrini, Louis Salvatore and Paulo Eapen. Others who participate in the Investment Committee process include the members of the Investment Team responsible for sourcing, analyzing and conducting due diligence on the investment and other senior members of Blackstone Credit. There are no representatives from other business groups of Blackstone involved in the Company’s Investment Committee process.

Monitoring

Portfolio Monitoring. Active management of our investments is performed by the team responsible for making the initial investment. The Adviser believes that actively managing an investment allows the Investment Team to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Watch List. Typically for its portfolio companies, Blackstone Credit establishes at closing a number of reporting and management tools. These tools include regular reporting on portfolio composition and reporting, calls with CEOs and detailed reports and calls with senior management on a regular basis, and quarterly in-person board meetings and board presentations. All reports and presentations are designed with Blackstone Credit input based on its past experience with private investments. These tools allow Blackstone Credit to identify problems quickly and work to fix them before they impair an investment. In addition, Blackstone Credit maintains a “watch list” for each business under-performing its expectations. Blackstone Credit seeks to approach each situation with the view that working closely with senior management and the shareholders of the company on strategies to remedy problems will ultimately maximize value realization. When, in order to maximize our recovery, Blackstone Credit is forced to take positions inconsistent with the company’s shareholders, Blackstone Credit expects to act quickly to enforce its rights.

Blackstone Credit strives to position itself to be able to identify and manage the process surrounding a troubled portfolio company. When companies under-perform, Blackstone Credit generally increases its involvement in the business and works closely with senior management to develop plans to help get performance on track. Blackstone Credit will request more information and will enhance our information quality so that we are aware of any developments. Blackstone Credit’s Investment Committee process is designed to identify red flags of a potential opportunity early and to leverage the collective knowledge of its prior experiences. Blackstone Credit believes that vetting all investments through its Investment Committee, which has deep expertise across industries, differentiates Blackstone Credit and can help it avoid mistakes. Additionally, Blackstone Credit may provide guidance on key management hires or supplement the portfolio company’s board with relevant industry people that Blackstone Credit has worked with previously to engage more deeply in the operations of a portfolio company. Additionally, the GPO team can be leveraged to help reduce costs and augment key leadership positions.

Default/Workout. An important element of Blackstone Credit’s strategy is to attempt to structure investments in a manner such that Blackstone Credit will control negotiations should an issuer violate covenants or need to restructure its balance sheet. Blackstone Credit believes that this is typically achieved by ensuring that an investment is at or above the “fulcrum” security, if a restructuring were to occur. A fulcrum security is the security in a company’s capital structure that, if the company were to be liquidated, would be partially repaid. Generally, securities more senior than the fulcrum security would typically be fully repaid in such a liquidation and securities more junior than the fulcrum security would typically receive no recovery in a liquidation. If an investment should default, Blackstone Credit believes it has ample resources necessary to take a company through a restructuring, as many of its investment professionals have restructuring backgrounds.

The Blackstone Credit deal team, along with other creditors and outside counsel, will be responsible for monitoring any defaulting portfolio companies and driving the restructuring processes thereafter. The same Investment Team members who originate an investment remain actively involved, from sourcing through diligence, execution and ongoing management all the way to exit. In the case that an investment requires a heavy workout that results in a board seat and more operational involvement, Blackstone Credit may dedicate or add a senior investment professional to solely focus on the workout situation. This individual will get involved and run the full workout process to allow the other deal team members to focus on new origination and other portfolio companies. Any investment undergoing a workout will also be discussed with portfolio management and the Investment Committee on a regular basis.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, a valuation committee appointed by the Board of Trustees will assist the Board of Trustees in determining the fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board of Trustees.

We will also determine our NAV as of the last day of a month that is not also the last day of a calendar quarter and we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). Investments for which market quotations are readily available are recorded at such market quotations.

Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Blackstone Credit Advantage program. The Adviser and the Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.

Exit

In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, based on Blackstone Credit’s past experience, we believe most of these securities will be redeemed or sold prior to maturity. These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the loan and capital markets have deteriorated.

The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.

Investments

As of December 31, 2020, we had not begun our investment operations and had not made any investments.

Warehousing Transactions

We have entered into two warehouse transactions whereby we have agreed, subject to certain conditions, to purchase certain assets from unaffiliated parties.

Facility Agreement

On November 2, 2020, we entered into the Facility Agreement, which was subsequently amended on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if we received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to middle market companies consistent with our investment strategy. Pursuant to the Facility Agreement, we may request that the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. We may elect to purchase, and in certain events the Company will be required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to us, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as we have satisfied the Capital Condition, it will have no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waives the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to

January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”)), we have agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price we would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. As of December 31, 2020, the Capital Condition was not met.

Syndicated Warehouse

On November 3, 2020, we entered into an arrangement for the Syndicated Warehouse with Sente Master Fund, L.P. and Vibrant Ambar Fund, Ltd. (together, the “Sellers”). Under the Syndicated Warehouse, if we have raised at least $200 million of equity capital by April 15, 2021, then we or our designee must arrange one or more transactions sufficient to repay all outstanding amounts under a warehouse credit facility with commitments of up to $255 million (the “Syndicated Warehouse Facility”) of Maple Park CLO, Ltd. (“Maple Park”), an entity expected to hold primarily broadly syndicated loans with a target portfolio size of $300 million that is managed by our affiliate, and to redeem in full the subordinated notes (the “Subordinated Notes”) issued by Maple Park. Neither the Adviser nor any of its affiliates will receive any compensation from the Company in connection with managing Maple Park. Under the Syndicated Warehouse, this transaction may be structured to include a purchase by us or our designee of the Subordinated Notes, if any, held by the unaffiliated Sellers. The purchase price to be paid to the Sellers (the “Purchase Price”) would equal (i) the notional amount of the Subordinated Notes held by the Sellers and (ii) the Sellers’ pro rata share of interest and fee collections on the portfolio of loans held by Maple Park in excess of the outstanding advances under the Syndicated Warehouse Facility. In addition, at any time prior to April 15, 2021, we or our designee will have the right, but not the obligation, to purchase the Subordinated Notes held by the Sellers at the Purchase Price.

Other Transactions

In December 2020, we entered into arrangements with two unaffiliated counterparties (the “Counterparties”) to purchase certain investments that were owned and held by the Counterparties at our request. Prior to the sale to us, the investments will be owned and held solely for the account of the Counterparties until we meet the Capital Condition. We are obligated to pay a certain premium (up to 0.30% of total principal of the investment), upon purchasing the investments, to the Counterparties.

Allocation of Investment Opportunities

General

Blackstone Credit, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit may establish.

Blackstone Credit will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in the prospectus, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

The Adviser has received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board may establish Board Criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Blackstone Credit BDCs, and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate. The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Blackstone Credit BDCs (including Blackstone Secured Lending Fund) and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

Competition

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Non-Exchange Traded, Perpetual-Life BDC

The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•

disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or our public or private offering of shares. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Human Capital Resources

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement.

Each of our executive officers described in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange;

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any Eligible Portfolio Company controlled by the Company.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On August 24, 2020, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over LIBOR. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the

TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company segregates liquid assets with a value equal (on a daily mark-to-market basis) to its obligations under TRS transactions, enters into offsetting transactions or otherwise covers such TRS transactions in accordance with applicable SEC guidance, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Risks Related to Debt Financing—We may form one or more CLOs, which may subject us to certain structured financing risks.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our public and private offerings of our shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

Investment Advisory Agreement

The Adviser will provide management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•

determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;

•

identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;

•	monitoring our investments;

•	performing due diligence on prospective portfolio companies;

•	exercising voting rights in respect of portfolio securities and other investments for us;

•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;

•	negotiating, obtaining and managing financing facilities and other forms of leverage; and

•	providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which we have operations, net assets will be measured as the beginning net assets as of the date on which the Company breaks escrow. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. In addition, the Adviser has agreed to waive its management fee for the first six months following the date on which we break escrow for our offering. The longer an investor holds our common shares during this period, the longer such investor will receive the benefit of this management fee waiver period.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•

No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

•

100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•

12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Adviser has agreed to waive the incentive fee based on income for the first six months following the date on which we break escrow for our offering. The longer an investor holds our Common Shares during this period, the longer such investor will receive the benefit of this income based incentive fee waiver period.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•

12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator intends to hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent Trustees. We may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses

(including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser or Administrator, as applicable, an affiliate of the Adviser or Administrator or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Available Operating Funds means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Class S Shares

No upfront selling commissions are paid for sales of any Class S shares, however, if you purchase Class S shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to 3.5% cap on NAV for Class S shares.

We pay the Intermediary Manager selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class S shares equal to 0.85% per annum of the beginning net assets attributable to Class S shares as of the first calendar day of the month. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.

Class D Shares

No upfront selling commissions are paid for sales of any Class D shares, however, if you purchase Class D shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to 1.5% cap on NAV for Class D shares.

We pay the Intermediary Manager selling commissions over time as a shareholder servicing fee with respect to our outstanding Class D shares equal to 0.25% per annum of the beginning net assets attributable to Class D shares as of the first calendar day of the month. The shareholder servicing fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all or a portion of the shareholder servicing fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing fees to the extent a broker is not eligible to receive it for failure to provide such services.

Class D shares are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class D shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class D shares, (3) through transaction/ brokerage platforms at participating brokers, (4) through certain registered investment advisers, (5) through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or (6) by other categories of investors that we name in an amendment or supplement to the prospectus.

Class I Shares

No upfront selling commissions or shareholder servicing and/or distribution fees are paid for sales of any Class I shares and financial intermediaries will not charge transaction or other such fees on Class I Shares.

Class I shares are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) through certain registered investment advisers, (5) by our executive officers and trustees and their immediate family members, as well as officers and employees of the Adviser, Blackstone, Blackstone Credit or other affiliates and their immediate family members, and joint venture partners, consultants and other service providers or (6) by other categories of investors that we name in an amendment or supplement to the prospectus. In certain cases, where a holder of Class S or Class D shares exits a relationship with a participating broker for our offering and does not enter into a new relationship with a participating broker for our offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares.

Purchase Price

During the escrow period, the per share purchase price for the class of share being purchased will be $25.00. After the close of the escrow period, shares will be sold at the then-current NAV per share. Each class of shares may have a different NAV per share because shareholder servicing and/or distribution fees differ with respect to each class.

Distributions

We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Description of our Shares” and “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

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

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we break escrow (which was on January 7, 2021) for the initial offering of its common shares, and at the discretion of the Board, we intend to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

Valuation Procedures

We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with GAAP and the 1940 Act. We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments for which market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, we will use these quotations to determine the value of our investments. We utilize mid-market pricing (i.e. mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or whose market prices are not readily available, as will be the case for a substantial portion of our investments, are valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board of Trustees, based on, among other things, the input of the Adviser, the Audit Committee and independent valuation firms engaged at the direction of the Board of Trustees to review our investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. Our Board of Trustees may modify our valuation procedures from time to time.

With respect to the quarterly valuation of investments, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•

The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;

•

In addition, independent valuation firms engaged by the Board prepare valuations of all the Company’s investments over a de minimis threshold. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;

•

The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;

•	The Valuation Committee makes valuation recommendations to the Audit Committee;

•

The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms’ valuations, and once approved, recommends them for approval by the Board; and

•

The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms and other external service providers.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board of Trustees.

As part of the valuation process, we will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board of Trustees or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Blackstone Credit BDC Advisers LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.

Reporting Obligations and Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Material U.S. Federal Income Tax Consideration

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year from the date on which we break escrow for our offering. In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Item 1A. Risk Factors

Investing in our shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our shares. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our shares could decline, and shareholders may lose all or part of their investment.

Risks Related to Our Business and Structure

We are a relatively new company and have no operating history.

The Company is a non-diversified, closed-end management investment company that will elect to be regulated as a BDC with no operating history. As a result, prospective investors have no track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a non-traded business development company. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in our registration statement or this Annual Report on Form 10-K.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Blackstone Credit were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit and its senior management team. The departure of any members of Blackstone Credit’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days’ written notice. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Trustees. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.

We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to a shareholder that will lower such shareholder’s tax basis in its shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this registration statement. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. You may not be able to sell your shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the Repurchase Date. Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the Repurchase Date.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

The impact of financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd- Frank Act,” institutes a wide range of reforms that will have an impact on all financial institutions. Some of the provisions of the Dodd-Frank Act have been enacted, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

General economic conditions could adversely affect the performance of our investments.

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the recent outbreak of the novel coronavirus and related respiratory disease (“COVID-19”) in many countries, which is a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

We may be impacted by general European economic conditions.

The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Company’s performance.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

MiFID II obligations could have an adverse effect on the ability of Blackstone Credit and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.

The Recast European Union Directive on Markets in Financial Instruments (“MiFID II”) came into effect on January 3, 2018, and imposes regulatory obligations in respect of providing financial services in the European Economic Area (“EEA”) by EEA banks and EEA investment firms providing regulated services (each an “Investment Firm”). The Adviser is a non-EEA investment company and is, therefore, not subject to MiFID II but can be indirectly affected. The regulatory obligations imposed by MiFID II may impact, and constrain the implementation of, the investment strategy of the Company. MiFID II restricts Investment Firms’ ability to obtain research in connection with the provision of an investment service. For example, Investment Firms providing portfolio management or independent investment advice may purchase investment research only at their own expense or out of specifically dedicated research payment accounts agreed upon with their clients. Research will also have to be unbundled and paid separately from the trading commission. EEA broker-dealers will unbundle research costs and invoice them to Investment Firms separated from dealing commissions.

Therefore, in light of the above, MiFID II could have an adverse effect on the ability of Blackstone Credit and its MiFID-authorized EEA affiliates to obtain and to provide research. The new requirements regarding the unbundling of research costs under MiFID II are not consistent with market practice in the United States and the regulatory framework concerning the use of commissions to acquire research developed by the SEC, although the SEC has issued temporary no-action letters to facilitate compliance by firms with the research requirements under MiFID II in a manner that is consistent with the U.S. federal securities laws. Blackstone Credit’s access to third-party research may nonetheless be significantly limited. Some EEA jurisdictions extend certain MiFID II obligations also to other market participants (e.g., Alternative Investment Fund Managers) under national law. There is very little guidance, and limited market practice, that has developed in preparation for MiFID II. As such, the precise impact of MiFID II on Blackstone Credit and the Company cannot be fully predicted at this stage.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.07 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Terrorist attacks, acts of war or natural disasters may adversely affect our operations.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Force Majeure events may adversely affect our operations.

The Company may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Company. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations.

During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 100 countries, including the United States, and has spread to every state in the United States. On March 11, 2020 the World Health Organization designated COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, closing financial markets and/or restricting trading, and limiting hours of operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, including industries in which our portfolio companies operate. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

The outbreak of COVID-19 and related effects could have a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. Negative impacts to our business as a result of the pandemic could exacerbate other risks described in the prospectus, including:

•

weakening financial conditions of or the bankruptcy or insolvency of portfolio companies, which may result in the inability of such portfolio companies to meet debt obligations, delays in collecting accounts receivable, defaults, or forgiveness or deferral of interest payments from such portfolio companies;

•

significant volatility in the markets for syndicated loans, which could cause rapid and large fluctuations in the values of such investments and adverse effects on the liquidity of any such investments;

•	deteriorations in credit and financing market conditions, which may adversely impact our ability to access financing for our investments on favorable terms or at all;

•

operational impacts on our Adviser, Administrator and our other third-party advisors, service providers, vendors and counterparties, including independent valuation firms, our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, derivative counterparties, and legal and diligence professionals that we rely on for acquiring our investments;

•

limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’ continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	the availability of key personnel of the Adviser, Administrator and our other service providers as they face changed circumstances and potential illness during the pandemic;

•

difficulty in valuing our assets in light of significant changes in the financial markets, including difficulty in forecasting discount rates and making market comparisons, and circumstances affecting the Adviser’s, Administrator’s and our service providers’ personnel during the pandemic;

•	limitations on our ability to raise capital in the offering;

•	significant changes to the valuations of pending investments; and

•	limitations on our ability to make distributions to our shareholders due to material adverse impacts on our cash flows from operations or liquidity.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability of effective vaccines, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19, which has been designated as a pandemic by world health authorities. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Blackstone, Blackstone Credit and their affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although Blackstone has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone and Blackstone Credit do not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, Blackstone Credit, their affiliates, the Company, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, Blackstone Credit’s, their affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Blackstone, Blackstone Credit and/or portfolio companies. Blackstone, Blackstone Credit, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

We may not be able to obtain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.

The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”). The UK-EU trade relationship is currently subject to a transition period, which will expire on December 31, 2020. During this period, the UK will remain in the EU customs union and single market, and EU law will continue to apply to the UK, as the future UK-EU trade relationship is negotiated. The United Kingdom and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, which was subsequently ratified by the UK Parliament. The trade agreement must also be ratified by the European Parliament.

Since the June 2016 referendum in the UK, global financial markets have experienced significant volatility due to the uncertainty around Brexit. There will likely continue to be considerable uncertainty as to the UK’s post-withdrawal and post- transition framework, in particular as to the arrangements which will apply to its relationships with the EU and with other countries. This process and/or the uncertainty associated with it may adversely affect the return on investments economically tied to the UK (and consequently the Company). This may be due to, among other things: (i) increased uncertainty and volatility in UK, EU and other financial markets; (ii) fluctuations in asset values; (iii) fluctuations in exchange rates; (iv) increased illiquidity of investments located, listed or traded within the UK, the EU or elsewhere; (v) changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or (vi) changes in legal and regulatory regimes to which the Company’s investments are or become subject.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Company exist and may have lower expenses and/or lower investment risk than the Company. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in the offering, it would harm our ability to create a diversified portfolio of investments, particularly while the Company has only satisfied the minimum offering amount, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Loans Risk. The loans that the Company may invest in include Loans that are first lien, second lien, third lien or that are unsecured. In addition, the Loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in the prospectus, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain Loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a Loan. In the event of a decline in the value of the already pledged collateral, if the terms of a Loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the Loans. To the extent that a Loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those Loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most Loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some Loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its Loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of Loans, the Company’s yield may be lower.

Some Loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the Loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Company. Such court action could under certain circumstances include invalidation of Loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of Loans for investment by the Company may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of Loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Company attempts to sell a Loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the Loan may be adversely affected.

The Company may acquire Loans through assignments or participations. The Company will typically acquire Loans through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Company may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances. The Adviser has adopted best execution procedures and guidelines to mitigate credit and counterparty risk in the atypical situation when the Company must acquire a Loan through a participation.

In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Company will not be able to conduct the due diligence on the borrower or the quality of the Loan with respect to which it is buying a participation that the Company would otherwise conduct if it were investing directly in the Loan, which may result in the Company being exposed to greater credit or fraud risk with respect to the borrower or the Loan than the Company expected when initially purchasing the participation.

The Company also may originate Loans or acquire Loans by participating in the initial issuance of the Loan as part of a syndicate of banks and financial institutions, or receive its interest in a Loan directly from the borrower.

The Adviser has established a counterparty and liquidity sub-committee that regularly reviews each broker-dealer counterparty for, among other things, its quality and the quality of its execution. The established procedures and guidelines require trades to be placed for execution only with broker counterparties approved by the counterparty and liquidity sub-committee of the Adviser. The factors considered by the sub-committee when selecting and approving brokers and dealers include, but are not limited to: (i) quality, accuracy, and timeliness of execution, (ii) review of the reputation, financial strength and stability of the financial institution, (iii) willingness and ability of the counterparty to commit capital, (iv) ongoing reliability and (v) access to underwritten offerings and secondary markets.

LIBOR Risk. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve System (“FRS”), Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the FRS, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond December 31, 2021, or June 30, 2023, depending on the applicable LIBOR tenor and pending the outcome of the LIBOR administrator’s consultation. Such amendments and restructurings may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. There could be significant operational challenges for the transition away from LIBOR including, but not limited to, amending loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, the cessation of LIBOR could:

•

Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that may be included in our assets and liabilities;

•

Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•

Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•

Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price. In addition, the transition to a successor rate could potentially cause (i) increased volatility or illiquidity in markets for instruments that currently rely on LIBOR, (ii) a reduction in the value of certain instruments held by the Company, or (iii) reduced effectiveness of related Company transactions, such as hedging. It remains uncertain how such changes would be implemented and the effects such changes would have on the Company, issuers of instruments in which the Company invests and financial markets generally.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular Investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

•

Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

•

Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

•

Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.

•

Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

•

Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

•	We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Mezzanine Loans. Our mezzanine debt securities generally will have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.

CLO Risk. Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies. When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Company’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Company.

Restructurings. Investments in companies operating in workout or bankruptcy modes present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

A covenant breach or other default by our portfolio companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•

have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.

We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Firm may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Our investments may include original issue discount and payment-in-kind instruments.

To the extent that we invest in original issue discount or payment-in-kind (“PIK”) instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•

the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•

an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•

market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•

even if the conditions for income accrual under accounting principles generally accepted in the United States (“GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and

•	original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

We may enter into a TRS agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

We may enter into repurchase agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

We may enter into securities lending agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors— Risks Related to Debt Financing.”

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts.

Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Technological innovations and industry disruptions.

Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/ or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

Syndication of Co-Investments.

From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.

New Investment Techniques.

The Adviser may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Adviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Certain Relationships and Related Party Transactions.”

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to Other Clients.

The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to Other Clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Certain Relationships and Related Party Transactions.”

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Certain Relationships and Related Party Transactions.”

Our shares may be purchased by the Adviser or its affiliates.

The Adviser and its affiliates expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•	the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and

•	substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of Blackstone Credit’s investment committee (the “Investment Committee”), could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

The compensation we pay to the Adviser will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Intermediary Manager’s influence on this offer gives it the ability to increase the fees payable to the Adviser.

The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Adviser will be incentivized to raise more proceeds in our offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser.

There may be trademark risk, as we do not own the Blackstone name.

We do not own the Blackstone name, but we are permitted to use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of the Advisory Agreement may harm our business.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets, (“Qualifying Assets”) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board of Trustees, including our independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to Debt Financing

When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We expect to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Trustees, a majority of whom are independent Trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Risks Related to an Investment in the Shares

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may have difficulty sourcing investment opportunities.

Other than the Warehousing Transactions, we have not identified the potential investments for our portfolio that we will acquire after breaking escrow. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to the offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected. Although we have entered into agreements for the Warehousing Transactions, there is no assurance that we will be able to consummate such transactions or that such transactions will be successful. Blackstone Credit, the Company and their affiliates may also face certain conflicts of interests in connection with any Warehousing Transaction involving an affiliate.

Risks related to the Warehousing Transactions

We may not be able to consummate or realize the anticipated benefits from the Warehousing Transactions. Under each of the Warehousing Transactions, we have agreed to purchase assets from the warehouse provider at prices based on cost plus adjustments or fees designed to compensate the warehouse provider for holding the assets before we purchase them from it. As a result, we will pay additional cost in connection with acquiring assets through the warehouse compared to purchasing them directly.

Purchases of assets from the warehouse provider would be at prices determined under the Warehousing Transactions regardless of the assets’ market prices at the time of acquisition. As a result, we may pay more or less than the current market value of such assets when we acquire them. We may purchase such assets even if they are in default.

We may not be able to raise sufficient funds to purchase all of the assets in the Warehousing Transactions. In that case, for the Facility Agreement we may determine to purchase some but not all of the assets held by the warehouse provider. In that case, there is no guarantee that the assets we purchase from the Facility Agreement will ultimately be the best performing assets of those available. For the Syndicated Warehouse, we have until April 15, 2021 to buy the assets. After April 15, 2021, the warehouse provider is not obligated to sell the assets to us. Additionally, even if we have sufficient funds to purchase the assets in the Warehousing Transactions, we may not have sufficient funds to make other investments. We may also borrow to obtain funds necessary to purchase assets from the Warehousing Transactions. See “Investment Objectives and Strategies—Warehousing Transactions.”

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our shares will have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.

Certain investors will be subject to 1934 Act filing requirements.

Because our Common Shares will be registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the Covered Plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The Fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board of Trustees determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Company.

No shareholder approval is required for certain mergers.

The Independent Trustees of our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Blackstone Credit. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in the offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in the offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

Investing in our shares involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our Adviser or certain of its respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Potential Conflicts of Interest

The Adviser, Blackstone Credit, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit, Blackstone and their respective affiliates, or collectively

(the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.

Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit may create a greater incentive for Blackstone Credit to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments.

In addition, the manner in which the Adviser’s entitlement to incentive fees is determined may result in a conflict between its interests and the interests of shareholders with respect to the sequence and timing of disposals of investments, as the Adviser may want to dispose of lower yielding investments in favor of higher yielding ones. With respect to the Adviser’s entitlement to incentive fees on capital gains, the Adviser may be incentivized to realize capital gains prior to a year end if such gains, net of realized and unrealized losses, would result in an incentive fee on capital gains.

The Firm’s Policies and Procedures. Because the Firm has many different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. Certain policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions, such as the Firm’s information wall policy, will from time to time reduce the synergies and collaboration across the Firm’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. For example, the Firm will come into possession of material non-public information with respect to companies, including companies in which the Company has investments or is considering making investments. The information, which could be of benefit to the Company, is likely to be restricted to those other businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. Additionally, the Firm may restrict or otherwise limit the Company and/or its portfolio companies from entering into agreements with, or related to, companies that either are advisory clients of the Firm or in which any fund of the Firm has invested or has considered making an investment. The Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies to make investments in or otherwise engage in businesses or activities competitive with companies of other advisory clients of the Firm, either as a result of contractual restrictions or otherwise. Furthermore, there will be circumstances in which affiliates of the Firm (including Other Clients) may refrain from taking certain confidential information in order to avoid trading restrictions. Finally, the Firm has and will enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.

Blackstone Credit Advantage. Blackstone Credit Advantage is a global platform that is part of Blackstone’s Portfolio Operations group (the “Portfolio Operations Group”) and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:

Procurement: Blackstone’s Group Purchasing program harnesses spending from portfolio companies across more than 75 categories, including IT hardware and software, office supplies, shipping, energy and telecommunications.

Healthcare Cost Containment: Blackstone’s Equity Healthcare team partners with portfolio companies to optimize the strategy and value of healthcare spending by reducing cost and improving the quality of healthcare services received by employees and their dependents. Equity Healthcare is one of the largest private sector purchasers of healthcare services in the United States and has helped drive cumulative healthcare cost savings to portfolio companies and strengthened portfolio companies’ ability to attract and retain talent.

Lean Process: The lean process team seeks to drive transformational improvements focused on material and information flows by reducing waste and non-value add activities across manufacturing functions. It develops prescriptive solutions for portfolio companies and aligns with senior leadership to support tailored strategies and guide management teams in executing and sustaining improved workflow processes.

Leadership and Talent: The Portfolio Operations Group employs the following strategies to optimize leadership and organizational performance: (i) delivering fit-for-purpose resources to portfolio companies, which include non-executive chairpersons, board members, advisors, and operating specialists, (ii) strengthening company teams and organizational practices through assisting with restructuring, integrations and growth actions, and (iii) convening conferences for portfolio company executives to share best practices and improve alignment to the Firm.

Sustainability: By improving the operation and maintenance of mechanical systems, the Portfolio Operations Group seeks to reduce energy spend while improving productivity, safety, and environmental performance.

Technology / BPO: Blackstone’s Technology / BPO team helps the portfolio management teams recruit/upgrade their information technology leadership teams; import contemporary operating systems and application software to address their respective business priorities; leverage portfolio investments in technology companies to promote and serve the overall portfolio interests; and evaluate and negotiate preferred partnerships with digital/technology suppliers, advisors, and consultants from around the world.

Data Science: The Firm has invested in a team of data scientists and engineers to help the portfolio companies realize operational efficiencies and drive new revenue through data and analytics. This team focuses on (i) building predictive models to enhance decision making; (ii) leveraging big data within operations; (iii) data visualization to democratize access to information; and (iv) data monetization.

Members of Blackstone’s Portfolio Operations Group (including Blackstone Credit Advantage), who are Blackstone employees, are permitted to provide services to the Company’s obligors, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. Any payments made or fees paid (which fees or payments may also in certain instances be structured as a reimbursement of internal compensation costs for time spent) by such obligors to Blackstone for services rendered to such obligors will generally be no greater than what would be paid in an arm’s-length transaction for similar overall services, as determined by the Adviser in good faith, and such payments or fees received by Blackstone will not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations Group to spend more time on the Company’s obligors as compared to portfolio companies of Other Clients that do reduce the management fee offset. There can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone. The level of involvement and role of Blackstone’s Portfolio Operations Group within each part of Blackstone with respect to any of the Company’s obligors may vary, including having no involvement or role at all. In addition, the Portfolio Operations Group will provide services to the Company’s obligors as described in more detail in “—Firm Affiliated Service Providers”, including facilitation of arrangements for obligors relating to group procurement (such as the group purchasing organization) and other operational, administrative or management related matters from third parties or Firm affiliates, and other similar operational initiatives. These services may result in commissions or similar payments, including related to a portion of the savings achieved by the obligors, and in each case payments made to the Firm in connection therewith will not offset the management fee. See also “—Group Procurement; Discounts” and “—Firm Affiliated Service Providers” for further information regarding such programs.

Broad and Wide-Ranging Activities. The Firm engages in a broad spectrum of activities. In the ordinary course of its business activities, the Firm will engage in activities where the interests of certain divisions of the Firm or the interests of its clients will conflict with the interests of the shareholders in the Company. Other present and future activities of the Firm will give rise to additional conflicts of interest. In the event that a conflict of interest arises, the Adviser will attempt to resolve such conflict in a fair and equitable manner. Subject to applicable law, including the 1940 Act, and the Board of Trustees’ oversight, the Adviser will have the power to resolve, or consent to the resolution of, conflicts of interest on behalf of the Company. Investors should be aware that conflicts will not necessarily be resolved in favor of the Company’s interests. In addition, the Adviser may in certain situations choose to consult with or obtain the consent of the Board of Trustees with respect to any specific conflict of interest, including with respect to the approvals required under the 1940 Act, including Section 57(f), and the Advisers Act. The Company may enter into joint transactions or cross-trades with clients or affiliates of the Adviser to the extent permitted by the 1940 Act, the Advisers Act and any applicable co-investment order from the SEC. Subject to the limitations of the 1940 Act, the Company may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds.

Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company shareholders. Furthermore, Blackstone Credit and Blackstone Credit personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit may share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit personnel may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit’s judgment in this regard.

Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser may be subject to a variety of conflicts of interest relating to their responsibilities to the Company. Other clients and their respective portfolio companies, and their outside business activities as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Company. Such involvement may create conflicts of interest in making investments on behalf of the Company and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of such Firm employees in such other investments could be greater than their financial incentives in relation to the Company.

Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Company invests, or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies may issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships may influence Blackstone, the Adviser and/or Blackstone Credit in deciding whether to select or recommend such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.

Secondments and Internships. Certain personnel of the Firm and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors, service providers and vendors or shareholders or other investors of the Company and Other Clients to provide services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by the Firm and its affiliates or the organization for which the personnel are working or both. In addition, personnel of portfolio companies, vendors and service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, the Firm, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, the Firm is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor or service provider also provides services to the Company, Other Clients, their portfolio companies or the Firm in the ordinary course. The Firm, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto and the Company may not receive any benefit as a result of these arrangements. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to the Firm, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and the Firm will endeavor in good faith to allocate the costs of these arrangements, if any, to the Firm, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance.

Other Benefits. Blackstone Credit and its personnel will receive certain intangible and/or other benefits, rebates and/or discounts and/or perquisites arising or resulting from their activities on behalf of the Company, which will not reduce the management fee or incentive fees or otherwise be shared with the Company, investors and/or portfolio companies. For example, airline travel or hotel stays incurred as Company expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Company Expenses”), may result in “miles” or “points” or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to Blackstone Credit and/or such personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. Blackstone Credit, its personnel, and other related persons also receive discounts on products and services provided by portfolio companies and/or customers or suppliers of such portfolio companies. Such other benefits or fees may give rise to conflicts of interest in connection with the Company’s investment activities, and while the Adviser and Blackstone Credit will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. (See also “—Portfolio Company Service Providers and Vendors” and “—Portfolio Company Relationships Generally” below.)

Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit may engage and retain strategic advisers, consultants, senior advisors, executive advisers, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which may include former employees of Blackstone and/or Blackstone Credit, as well as current employees of Blackstone’s and/or Blackstone Credit’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to Blackstone Credit or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particularly strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit under the Investment Advisory Agreement, the compensation to such consultants may be borne fully by the Company and/or portfolio companies (with no reduction to management fee payable by the Company) and not Blackstone Credit. In such circumstances, such payments from, or allocations of a profits interest with respect to, portfolio companies and/or the Company may, subject to applicable law, be treated as Company Expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit, be deemed paid to or received by Blackstone Credit, and such amounts will not reduce the management fees or incentive fees payable.

To the extent permitted by applicable law and/or any applicable SEC-granted exemptive or no-action relief, these Senior and Other Advisors often have the right or may be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived management fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation generally will result in the Company being allocated a smaller share of the applicable investment will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation may vary by transaction and such participation may, depending on its structure, reduce the Company’s returns. Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as other Blackstone clients (as defined below), may be (or have the preferred right to be) investors in Blackstone Credit’s portfolio companies (which, in some cases, may involve agreements to pay performance fees or allocate profits interests to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as other Blackstone clients, may also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation.

The time, dedication and scope of work of, and the nature of the relationship with each of the Senior and Other Advisors vary considerably. In certain cases, they may provide the Adviser and/or Blackstone Credit with industry-specific insights and feedback on investment themes, assist in transaction due diligence or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to Blackstone Credit) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company may rely on these Senior and Other Advisors to recommend Blackstone Credit as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit has formal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone Credit, the Company, and/or portfolio companies or otherwise uncompensated unless and until an engagement with a portfolio company develops. In certain cases, they have certain attributes of Blackstone Credit “employees” (e.g., they may have dedicated offices at Blackstone Credit, receive administrative support from Blackstone Credit personnel, participate in general meetings and events for Blackstone Credit personnel, work on Blackstone Credit matters as their primary or sole business activity, service Blackstone Credit exclusively, have Blackstone Credit-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone Credit employees, etc.) even though they are not considered Blackstone Credit employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Company Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company.

As an example of the foregoing, in certain investments through Platform Arrangements, the Company will from time to time enter into an arrangement with one or more individuals (who may be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company, or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or other similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliated entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Company Expenses (or Broken Deal Expenses (as defined below), if applicable) or indirectly through expenditures by a portfolio company. None of the fees, costs or expenses described above will reduce the management fee.

In addition, the Adviser may engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors may receive reimbursement of reasonable related expenses by portfolio companies or the Company and may have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction to management fees) and not Blackstone Credit.

Multiple Firm Business Lines. The Firm has multiple business lines, including the Blackstone Capital Markets Group, which, subject to applicable law, Blackstone, Blackstone Credit, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties may engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, the Firm is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, the Firm may come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Firm businesses and their personnel may be prohibited by law or contract from sharing information with Blackstone Credit that would be relevant to monitoring the Company’s investments and other activities. Additionally, Blackstone, Blackstone Credit or Other Clients can be expected to enter into covenants that restrict or otherwise limit the ability of the Company or its portfolio companies and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Clients could have granted exclusivity to a joint venture partner that limits the Company and Other Clients from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone, Blackstone Credit or an Other Client could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program. (See also “—Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities”). Finally, Blackstone and Blackstone Credit personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other Firm businesses or for other reasons, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by the Firm or their personnel from these other businesses.

Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. The Firm has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on behalf of the Company, the Adviser will consider those relationships and may decline to participate in a transaction as a result of one or more of such relationships (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that the Firm may have or transactions or investments the Firm may make or have made. (See “—Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities” and “—Portfolio Company Relationships Generally.”) Subject to the 1940 Act and any applicable co-investment order issued by the SEC, the Company may also co-invest with clients of the Firm in particular investment opportunities, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. There can be no assurance that all potentially suitable investment opportunities that come to the attention of the Firm will be made available to the Company.

Finally, Blackstone and other Blackstone Clients could acquire shares in the Company in the secondary market. Blackstone and other Blackstone Clients would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of the Company’s Investments.

Minority Investments in Asset Management Firms. Blackstone and other Blackstone Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, other Blackstone Clients and their respective portfolio companies, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and other Blackstone Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and other Blackstone Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers may not be affiliated with the Company within the meaning of the 1940 Act, Blackstone may, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that may have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies may from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board of Trustees. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. By executing a Subscription Agreement with respect to the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against the Firm and releases the Firm from any liability arising from the existence of any such conflict of interest.

Data. The Firm receives or obtains various kinds of data and information from the Company, Other Clients and their portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from the Company, Other Clients and their portfolio companies. The Firm has entered and will continue to enter into information sharing and use arrangements with the Company, Other Clients and their portfolio companies, related parties and service providers, which may give the Firm access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies also provides material benefits to Blackstone, Blackstone Credit or Other Clients without compensation or other benefit accruing to the Company or shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone, Blackstone Credit and Other Clients that do not own an interest in the portfolio company, without compensation or benefit to the Company or its portfolio companies.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use data and information from the Company’s activities to assist in the pursuit of the Firm’s various other activities, including to trade for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading can be expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.

The sharing and use of “big data” and other information presents potential conflicts of interest and the shareholders acknowledge and agree that any benefits received by the Firm or its personnel (including fees, costs and expenses) will not reduce the management fees or incentive fees payable to the Adviser or otherwise be shared with the Company or shareholders. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits the Firm or Other Clients.

Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide Data Management Services (as defined below) to portfolio companies and may also provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit in its sole discretion, with Blackstone Credit able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation may also include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)), provided that any compensation amounts will not exceed market rates for such services as determined by Blackstone Credit to be appropriate under the circumstances. Additionally, Blackstone may determine to share the products from such Data Management Services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders would not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone could create incentives for the Firm to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

Blackstone and Blackstone Credit Strategic Relationships. Blackstone and Blackstone Credit have entered, and it can be expected that Blackstone and Blackstone Credit in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit that could incorporate one or more strategies in addition to the Company’s strategy (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves an investor agreeing to make a capital commitment or investment (as applicable) to multiple Blackstone or Blackstone Credit funds, one of which may include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored-nations” election process any rights or benefits afforded through a Strategic Relationship. Specific examples of such additional rights and benefits include, among others, specialized reporting, discounts on and/or reimbursement of management fees or carried interest, secondment of personnel from the investor to Blackstone or Blackstone Credit (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit funds (including in respect of any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). The co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit personnel), may receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships may therefore result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.

Portfolio Operations Group. Members of Blackstone’s Portfolio Operations group (the “Portfolio Operations”), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, and any payments made by such portfolio companies to Blackstone for reimbursement of the internal compensation costs for time spent on such portfolio companies will not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee offset. There can be no assurance that members of the Portfolio Operations group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations group will remain employed by Blackstone through the term of the Company.

Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board of Trustees or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm will not be required to solicit third party bids or obtain a third party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.

Blackstone’s Relationship with Pátria. Blackstone owns 40% of the equity interests in Pátria Investimentos Ltd. (“Pátria”), a leading Brazilian alternative asset manager and advisory firm. Pátria’s alternative asset management businesses include the management of private equity funds, real estate funds, infrastructure funds and hedge funds (e.g., a multi-strategy fund and a long/short equity fund). Each of Blackstone’s and Pátria’s respective investment funds continues to pursue investment opportunities in accordance with its existing mandates. There may be overlap between the Company’s investment program and Pátria’s investment activities and instances where appropriate investment opportunities will be shared with (or allocated to) Pátria. Therefore, there may be opportunities available to Pátria that are not shared with the Company, and there may be opportunities available to the Company that are shared with one or more Pátria funds. Blackstone Credit generally expects, with respect to certain types of investments in Brazil otherwise suitable for the Company, to permit such investments to be shared with and/or pursued by Pátria, which may be on a priority basis and may result in the Company not participating in any such investments or participating therein to a lesser extent. In addition, the Company may invest in companies or other entities in which Pátria sponsored investment funds have or are concurrently making a different investment (e.g., an equity investment vs. a debt investment) at the time of the Company’s investment, and investment funds that have been or may be formed by Pátria may invest in different securities of companies or other entities in which the Company has made an investment. In such situations, the Company and such other Pátria sponsored investment funds (and therefore Blackstone through its indirect minority interest in Pátria) may have conflicting interests (e.g., over the terms of their respective investments).

Other Firm Businesses, Activities and Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, advisory and other services. In addition, from time to time, the Firm will provide services in the future beyond those currently provided. Shareholders will not receive any benefit from any fees relating to such services.

In the regular course of its capital markets, investment banking, real estate advisory and other businesses, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to transactions that could give rise to other transactions that are suitable for the Company. In such a case, a Blackstone advisory client would typically require Blackstone to act exclusively on its behalf. Such advisory client requests may preclude all Blackstone-affiliated clients, including the Company, from participating in related transactions that would otherwise be suitable. Blackstone will be under no obligation to decline any such engagements in order to make an investment opportunity available to the Company. In connection with its capital markets, investment banking, advisory, real estate and other businesses, Blackstone comes into possession of information that limits its ability to engage in potential transactions. The Company’s activities are expected to be constrained as a result of the inability of Blackstone personnel to use such information. For example, employees of Blackstone from time to time are prohibited by law or contract from sharing information with members of the Company’s investment team. Additionally, there are expected to be circumstances in which one or more individuals associated with Blackstone affiliates (including clients) will be precluded from providing services related to the Company’s activities because of certain confidential information available to those individuals or to other parts of Blackstone (e.g., trading may be restricted). Where Blackstone affiliates are engaged to find buyers or financing sources for potential sellers of assets, the seller may permit the Company to act as a participant in such transactions (as a buyer or financing partner), which would raise certain conflicts of interest inherent in such a situation (including as to the negotiation of the purchase price).

The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Adviser. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, Blackstone Credit may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest may be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.

In addition, the 1940 Act may limit the Company’s ability to undertake certain transactions with its affiliates that are registered under the 1940 Act or regulated as BDCs under the 1940 Act. As a result of these restrictions, the Company may be prohibited from executing “joint” transactions with such affiliates, which could include investments in the same portfolio company (whether at the same or different times). These limitations may limit the scope of investment opportunities that would otherwise be available to the Company.

Blackstone Credit has received an exemptive order that permits certain funds, among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit, and certain funds managed and controlled by Blackstone Credit and its affiliates subject to certain terms and conditions. In addition, other present and future activities of the Firm and its affiliates (including Blackstone Credit and the Adviser) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Adviser will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that, subject to applicable law, conflicts will not necessarily be resolved in favor of the Company’s interests.

Transactions with Clients of Blackstone Insurance Solutions. BIS is a business unit of Blackstone that is comprised of two affiliated registered investment advisers. BIS provides investment advisory services to insurers (including insurance companies that are owned, directly or indirectly, by Blackstone or Other Clients, in whole or in part). Actual or potential conflicts of interest may arise with respect to the relationship of the Company and its portfolio companies with the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “BIS Clients”). BIS Clients have invested and are expected to continue investing in Other Clients and the Company. BIS Clients may have investment objectives that overlap with those of the Company or its portfolio companies, and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also participate in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may or may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies. BIS Clients may also from time to time acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board of Trustees and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone may, in its discretion, involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BIS will also from time to time require the applicable BIS Clients participating in a transaction to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board of Trustees). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.

Allocation of Portfolios. The Firm may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have a return profile appropriate for us, while others may have a return profile not appropriate for the Company but appropriate for Other Clients. Also, a pool may contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore, subject to applicable law and the conditions of the Company’s co-investment relief, among the Company and Other Clients acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. In addition, there may be circumstances where Blackstone Credit agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit may cause the Company or Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company.

Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities will be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Trustees. However, the Company may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between the Company’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board of Trustees and, in some cases, the SEC.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit to take any particular action could have the effect of benefiting an Other Client (and, incidentally, may also have the effect of benefiting Blackstone Credit) and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the transaction. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser from a portfolio company in which an Other Client also has an interest to the extent permitted by the 1940 Act.

Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment order. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit and their funds, and such other factors that Blackstone and Blackstone Credit deem relevant under the circumstances. The cost of debt alone is not determinative.

Although the Company will generally be providing first lien financing to its portfolio companies, it is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional first lien financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company or a portfolio company occupies a more senior position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer more favorable financing terms to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board of Trustees in the case of any of these conflicts.

The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants.

In connection with negotiating loans and bank financings in respect of Blackstone Credit-sponsored transactions, Blackstone Credit will generally obtain the right to participate (for its own account or an Other Client) in a portion of the financings with respect to such Blackstone Credit-sponsored transactions on the same terms negotiated by third parties with the Firm or other terms the Adviser determines to be consistent with the market. Although the Firm could rely on third parties to verify market terms, the Firm may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that the Company and its portfolio companies receive market terms.

In addition, it is anticipated that in a bankruptcy proceeding the Company’s interests will likely be subordinated or otherwise adverse to the interests of Other Clients with ownership positions that are more senior to those of the Company. For example, an Other Client that has provided debt financing to an investment of the Company may take actions for its benefit, particularly if the Company’s Investment is in financial distress, which adversely impact the value of the Company’s subordinated interests.

Although Other Clients can be expected to provide financing to the Company and its portfolio companies subject to the requirements of the 1940 Act, there can be no assurance that any Other Client will indeed provide any such financing with respect to any particular Investment. Participation by Other Clients in some but not all financings of the Company and its portfolio companies may adversely impact the ability of the Company and its portfolio companies to obtain financing from third parties when Other Clients do not participate, as it may serve as a negative signal to market participants.

Any financing provided by a shareholder or an affiliate to the Company or a portfolio company is not a capital contribution to the Company and does not reduce the unused capital commitment of such shareholder.

Conflicting Fiduciary Duties to Debt Funds. Other Clients include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, commercial mortgage-backed securities and other debt instruments. As discussed above, it is expected that these Other Clients or investors therein will be offered the opportunity, subject to applicable law, to provide financing with respect to investments made by the Company and its portfolio companies. The Firm owes a fiduciary duty to these Other Clients as well as to the Company and will encounter conflicts in the exercise of these duties. For example, if an Other Client purchases high-yield securities or other debt instruments of a portfolio company of the Company, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to the Company, the Firm will encounter conflicts in providing advice to the Company and to these Other Clients with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. More commonly, the Company could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Client. Although measures described above in “Related Financing Counterparties” above can mitigate these conflicts, they cannot completely eliminate them.

Similarly, certain Other Clients may invest in securities of publicly traded companies that are actual or potential investments of the Company or its portfolio companies. The trading activities of those vehicles may differ from or be inconsistent with activities that are undertaken for the account of the Company or its portfolio companies in any such securities or related securities. In addition, the Company may not pursue an investment in a portfolio company otherwise within the investment mandate of the Company as a result of such trading activities by Other Clients.

Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Adviser, Blackstone Credit and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.

For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:

“Other Blackstone Credit Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Other Blackstone Credit Clients own interests) that Blackstone Credit may establish, advise or sub-advise from time to time and to which Blackstone Credit provides investment management or sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone Credit to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided, that for the avoidance of doubt, “Other Blackstone Credit Clients” shall not include Blackstone Credit in its role as principal of any account, including any accounts for which Blackstone Credit or an affiliate thereof acts as an advisor.

“Blackstone Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other Blackstone Credit Clients), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an advisor.

“Other Clients” means, collectively, Other Blackstone Credit Clients and Blackstone Clients.

The respective investment programs of the Company and the Other Clients may or may not be substantially similar. Blackstone Credit and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While Blackstone Credit will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of Blackstone Credit to allocate investment opportunities and sale opportunities on a basis deemed by Blackstone Credit, in its sole discretion, to be fair and equitable over time.

Allocation Methodology Considerations

Blackstone Credit will share any investment and sale opportunities with such Other Clients and the Company in accordance with the Advisers Act, and Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size.

Notwithstanding the foregoing, Blackstone Credit may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment guidelines, restrictions, terms and objectives, including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings; (iii) the need to re-size risk in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the Other Clients, including during a ramp-up or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting, political, national security and other consequences; (vi) regulatory or contractual restrictions or consequences (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Blackstone Credit Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available to the Company and all Other Clients; (xiii) available capital of the Company and the Other Clients, (xiv) primary and permitted investment strategies and objectives of the Company and the Other Clients, including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts with similar investment strategies and objectives), (xv) sourcing of the investment, (xvi) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (xvii) expected investment return, (xviii) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xix) capital expenditure required as part of the investment, (xx) portfolio diversification concerns (including, but not limited to, whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), and (xxii) any other considerations deemed relevant by Blackstone Credit in good faith.

Blackstone Credit shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone Credit determines in good faith that such opportunity (or portion thereof) should not be presented to the Company for any one or a combination of the reasons specified above, or if Blackstone Credit is otherwise restricted from presenting such investment opportunity to the Company.

In addition, Blackstone Credit has received an exemptive order from the SEC that permits certain existing and future funds regulated under the 1940 Act (each, a “Regulated Fund”), among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit, and certain funds managed and controlled by Blackstone Credit and its affiliates, including the Company, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within the investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that the aggregate targeted investment sizes of the Company and such Regulated Fund(s) exceed the amount of such investment opportunity, allocation of such investment opportunity to each of the Company and such Regulated Fund(s) will be reduced proportionately based on their respective “available capital” as defined in the exemptive order, which may result in allocation to the Company in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The exemptive order also restricts the ability of the Company (or any other Blackstone Credit fund) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms. As a result, the Company may be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change, and Blackstone Credit could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company and any Regulated Funds, any of which may impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to the Company.

Moreover, with respect to Blackstone Credit’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit believes in good faith to be fair and reasonable), Blackstone Credit and Blackstone have established general guidelines and policies, which it may update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed energy) and other matters. In addition, certain Other Clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by Blackstone Credit will be allocated in accordance with

Blackstone’s and Blackstone Credit’s allocation policies, which may provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit, the Company and Other Blackstone Credit Clients.

When Blackstone Credit determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company’s objectives and strategies, and Blackstone or Blackstone Credit provides the opportunity or offers the opportunity to Other Clients, Blackstone or Blackstone Credit, including their personnel (including Blackstone Credit personnel), may receive compensation from the Other Clients, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. As a result, Blackstone Credit (including Blackstone Credit personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Other Clients. In addition, in some cases Blackstone or Blackstone Credit may earn greater fees when Other Clients participate alongside or instead of the Company in an Investment.

Blackstone Credit makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to Blackstone Credit, or circumstances not foreseen by Blackstone Credit at the time of allocation, may cause an investment opportunity to yield a different return than expected. Conversely, an investment that Blackstone Credit expects to be consistent with the Company’s objectives may fail to achieve them.

The Adviser may, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to Company shareholders, Other Clients, and investors of such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Adviser’s subject to the Company’s exemptive relief. From time to time, Blackstone Credit may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity initially allocated to the Company may be allocated to Other Clients or to co-investors in Blackstone Credit’s discretion pursuant to the Company’s exemptive relief.

Orders may be combined for the Company and all other participating Other Clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that Blackstone Credit or its affiliates consider equitable.

Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone or Blackstone Credit may pay management fees and performance-based compensation in connection with such arrangements. Blackstone or Blackstone Credit may also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates may relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party, or, as indicated above, to other third parties, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to the Company and/or shareholders. This means that co-investment opportunities that are sourced by the Company may be allocated to investors that are not shareholders. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first-call” rights on a particular category of investment opportunities, although there is not expected to be substantial overlap in the investment strategies and/or objectives between the Company and any such firm. (See “—Blackstone’s Relationship with Pátria.”)

Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit may determine not to pursue some or all of an investment opportunity within the Company’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit may determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different Blackstone or Blackstone Credit business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit believes to be the case. In any event, there can be no assurance that Blackstone Credit’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. In some cases, Blackstone or Blackstone Credit earns greater fees when Other Clients participate alongside or instead of the Company in an Investment.

Cross Transactions. Situations may arise where certain assets held by the Company may be transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.

Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit, subject to applicable law. In addition to participation by Senior and Other Advisors in specific transactions or investment opportunities, Senior and Other Advisors and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for a management fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.

In certain circumstances, Blackstone Credit will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”) and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. It is expected that many investors who may have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities or may receive a smaller amount of co-investment opportunities than the amount requested. Furthermore, co-investment offered by Blackstone Credit will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit determine to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the carried interest payable by the

Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.

•

General Co-Investment Considerations: There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who may or may not be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor may have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser may establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses may be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.

•

Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment: In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities may impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone Credit, than the terms of the Company, and such different terms may create an incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the

Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company may be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.

Company Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.

We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Such order may restrict our ability to enter into follow-on investments or other transactions. Pursuant to such order, we may co-invest in a negotiated deal with certain affiliates of the Adviser or certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. We may also receive an allocation in such a deal alongside affiliates pursuant to other mechanisms to the extent permitted by the 1940 Act.

Investments in Portfolio Companies Alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles may not be the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times and on different terms.

Firm Involvement in Financing of Third Party Dispositions by the Company. The Company may from time to time dispose of all or a portion of an investment by way of accepting a third-party purchaser’s bid where the Firm or one or more Other Clients is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This generally would include the circumstance where the Firm or one or more Other Clients is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from the Company. Such involvement of the Firm or one or more Other Clients as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from the Company may give rise to potential or actual conflicts of interest.

Blackstone Europe. Blackstone, Blackstone Credit and Other Clients may incorporate or otherwise organize, and one or more of its affiliates have incorporated or otherwise organized, one or more Luxembourg-based or Ireland-based entities (and in the future may organize other non-U.S. entities) that are the master holding companies or other structures through which the Company and Other Blackstone Credit Clients may principally invest into European investments (any such structure, “Blackstone Europe”) and that may be utilized by Blackstone Credit. Blackstone Europe is expected to provide one or more of the following key service functions to the Company and/or to the European-domiciled entities that are part of the investments of Other Blackstone Credit Clients and may also be owned, directly or indirectly, by Other Clients or their affiliates. The key service functions expected to be provided by Blackstone Europe and its employees are: (i) domiciliation, (ii) account management, (iii) administration, (iv) accounting, (v) tax, regulatory and organizational compliance, (vi) transaction support services, and (vii) local office space, though other services may also be provided. If approved by the Board of Trustees, Blackstone Europe is expected to receive fees for such services at no greater than market rates deemed competitive by the Firm. The Firm will endeavor to allocate fees and expenses associated with Blackstone Europe fairly and equitably, which allocation is expected to involve certain subjective assumptions based on actual data pertaining to the services provided. The Adviser believes that this method will result in a fair and equitable allocation of expenses. Any such expenses attributable directly or indirectly to the Company, including, without limitation, the Company’s allocable portion of overhead expenses (including, for example, the salary and compensation of personnel of Blackstone Europe) and costs associated with the leasing of office space, will be treated as a Company Expense and will not reduce the management fee or otherwise be shared with the Company or the shareholders.

Self-Administration of the Company. Blackstone Credit and its affiliates expect to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit addresses this conflict by reviewing its fund administration fee to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board of Trustees periodically reviews the reimbursement obligation.

Material, Non-Public Information. Blackstone Credit will come into possession of confidential information with respect to an issuer. Blackstone Credit may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act for the Company upon any such information. Therefore, the Company may not have access to confidential information in the possession of Blackstone Credit that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Blackstone Credit Clients, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.

In addition, affiliates of Blackstone Credit within Blackstone may come into possession of confidential information with respect to an issuer. Blackstone Credit may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company if the Firm deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company may not have access to confidential information in the possession of the Firm that might be relevant to an investment decision to be made by the Company. Accordingly, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.

Break-up and other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to Blackstone Credit. Alternatively, the Company could receive the break-up or topping fees directly.

Break-up or topping fees paid to Blackstone Credit or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by Blackstone Credit to be appropriate in the circumstances. Generally, Blackstone Credit would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in Broken Deal Expenses related to the potential Investment. With respect to fees received by Blackstone Credit relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated) (“Broken Deal Expenses”). Blackstone Credit is not required to and in most circumstances will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.

Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset and property management; investment management, underwriting, syndication or refinancing of a loan or investment; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; and other products and services. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly.

Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expense in negotiating for any such fees and services, which will be treated as Company Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties may also receive compensation in connection with referrals and related activities of such business incubated by the Blackstone Innovations group.

The Company will, as determined by Blackstone Credit and as permitted by the governing fund documents, bear the cost of fund administration, in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed above in “Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.

Blackstone Credit, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by the Company or a portfolio company to a third party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, Blackstone Credit, Other Clients and their portfolio companies, and their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.

Blackstone Credit does not have any obligation to ensure that fees for products and services contracted by the Company or its portfolio companies are at market rates unless the counterparty is considered an affiliate of the Firm and given the breadth of the Firm’s investments and activities Blackstone Credit may not be aware of every commercial arrangement between the Company and its portfolio companies, on the one hand, and the Firm, Other Clients and their portfolio companies, and personnel and related parties of the foregoing, on the other hand.

Except as set forth above, the Company and shareholders will not receive the benefit (e.g., through a reduction to the management fee or otherwise) of any fees or other compensation or benefit received by Blackstone Credit, its affiliates or their personnel and related parties. (See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Firm Business Activities.”)

Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or may otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements may be on a firm commitment basis or may be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There may also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will from time to time act as the managing underwriter or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone will also from time to time, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. The Board of Trustees, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board of Trustees believes in good faith that such transactions are appropriate for the Company and, by executing a Subscription Agreement for shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.

When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This may prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Capital Markets may serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts may arise because such engagement would result in Blackstone Capital Markets receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below.)

Blackstone and Blackstone Credit employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.

PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone may influence Blackstone Credit to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone, Blackstone Credit and its affiliates will be free to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT.

Portfolio Company Relationships Generally. The Company’s portfolio companies are expected to be counterparties to or participants in agreements, transactions or other arrangements with portfolio companies of Other Clients for the provision of goods and services, purchase and sale of assets and other matters. Although the Firm may determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements may not have otherwise been entered into but for the affiliation with Blackstone Credit and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company). For example, the Firm may cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company may not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.

In addition, it is possible that certain portfolio companies of Other Clients or companies in which Other Clients have an interest will compete with the Company for one or more investment opportunities and/or engage in activities that may have adverse consequences on the Company and/or its portfolio companies. As an example of the latter, the laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity. In such circumstances, the assets of the Company and/or its portfolio companies may be used to satisfy the obligations or liabilities of one or more Other Clients, their portfolio companies and/or affiliates.

Certain portfolio companies may have established or invested in, or may in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which may not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, may compete with the Company for investment opportunities. Portfolio companies and affiliates of the Firm may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that may compete with the

Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company). Portfolio companies and affiliates of the Firm may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that may compete with the Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company). In addition, the Company may hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that may have adverse consequences on the Company and/or its other portfolio companies.

In addition, the Firm has also entered into an investment management arrangement whereby it provides investment management services to Fidelity & Guaranty Life Insurance Company (a portfolio company of certain Other Clients), which will involve investments across a variety of asset classes (including investments that may otherwise be appropriate for the Company), and in the future the Firm may enter into similar arrangements with other portfolio companies. Such arrangements may reduce the allocations of investments to the Company, and the Firm may be incentivized to allocate investments away from the Company to the counterparties to such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to the Firm relative to the terms of the Company.

Further, portfolio companies with respect to which the Company may elect members of the board of directors may, as a result, subject the Company and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company.

Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage, consulting, cash management, corporate secretarial services, domiciliation, data management, directorship services, finance/budget, human resources, information technology/systems support, internal compliance/KYC, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services); (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager) of operational services); (d) operational services (i.e., general management of day to day operations); (e) risk management (tax and treasury); (f) insurance procurement, placement, brokerage and consulting services; and (g) other services. Similarly, Blackstone Credit, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to the other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company.

Portfolio companies of the Company and Other Clients that can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and may include additional portfolio companies that may be formed or acquired in the future:

BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services and may provide goods and services for the Company or its portfolio companies.

Optiv. Optiv Security, Inc. is a portfolio company held by certain Blackstone private equity funds that provides a full slate of information security services and solutions and may provide goods and services for the Company and its portfolio companies.

PSAV. PSAV, Inc. is a portfolio company held by certain Blackstone private equity funds that provides outsourced audiovisual services and event production and may provide goods and services for the Company and its portfolio companies.

Refinitiv. On October 1, 2018, a consortium led by Blackstone announced that private equity funds managed by Blackstone had completed an acquisition of Thomson Reuters’ Financial & Risk business (“Refinitiv”). Refinitiv operates a pricing service that provides valuation services and may provide goods and services for the Company and its portfolio companies.

Blackstone through one or more of its funds has committed to a minority investment in Kryalos, an operating partner in certain investments made by Other Clients, and expects that Kryalos will perform services after the investment has closed for the Company and Other Clients and receive compensation as described below.

The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies may provide incentives to retain management that also service other assets and portfolio companies. Some of these service providers and vendors owned or controlled by the Company or Other Clients will charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. Blackstone Credit will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not the management fee payable to the Adviser.

Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors to the Company and its portfolio companies (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above may be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities may indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.

The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discount rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.

Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the third party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.

The Firm may, from time to time, encourage service providers to funds and investments to use, at market rates and/or on arm’s length terms, the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers.

Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients may be transferred between and among the Company and/or Other Clients (where the Company may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit.

Firm Affiliated Service Providers. Certain of the Company’s, the Firm’s and/or portfolio companies’ advisers and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) also provide goods or services to, or have business, personal, financial or other relationships with, the Firm, its affiliates and portfolio companies. Such advisers and service providers (or their affiliates) may be investors in the Company, affiliates of the Firm, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which the Firm and/or the Company has an investment. Accordingly, payments by the Company and/or such entities may indirectly benefit the Company and/or its affiliates, including the Firm and Other Clients. No fees charged by these service providers and vendors will reduce the management fees payable to the Adviser. Furthermore, the Firm, the Other Clients and their portfolio companies and their affiliates and related parties will use the services of these Firm affiliates, including at different rates. Although the Firm believes the services provided by its affiliates are equal or better than those of third parties, the Firm directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest such as those described above.

Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies may engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Adviser or its affiliates) with respect to certain Investments, include:

•

BPM. Blackstone Property Management is a Blackstone affiliate that may provide property management, leasing oversight, corporate services (including accounting and reporting), development and construction management, and transaction support services to any of the Company’s investment properties primarily located in the United Kingdom and continental Europe.

•	Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain on an individual basis. The fees received by Equity Healthcare in connection with services provided to investments will not reduce the management fee payable by the Company.

•

LNLS. Blackstone wholly owns a leading national title agency, Lexington National Land Services (“LNLS”), a title agent company. LNLS may act as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Other Clients and third parties. LNLS focuses on transactions in rate-regulated U.S. states where the cost of title insurance is non-negotiable. LNLS will not perform services in nonregulated U.S. states for the Company and Other Clients unless (i) in the context of a portfolio transaction that includes assets in rate-regulated U.S. states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter and not negotiating the title policy or issuing it to the insured. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related reduction in management fees. As a result, while Blackstone believes that venture will provide services at or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize Blackstone to engage LNLS over a third party.

•	Refinitiv. See “—Portfolio Company Service Providers and Vendors.”

Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers may charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).

In connection with such relationships, Blackstone Credit and, if required by applicable law, the Board of Trustees, will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms). In respect of benchmarking, while Blackstone Credit often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit may determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because Blackstone Credit has access to adequate market data to make the determination without reference to third party benchmarking. For example, certain portfolio companies may enter into an employer health program arrangement or similar arrangements with Equity Healthcare, a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. The payments made to Blackstone in connection with Equity Healthcare, group purchasing, insurance and benefits management will not reduce the management fee payable to the Adviser.

Portfolio company service providers described in this section are generally owned by one or more Blackstone funds. In certain instances a similar company could be owned by Blackstone directly. Blackstone could cause a transfer of ownership of one of these service providers from an Other Client to the Company. The transfer of a portfolio company service provider between the Company and an Other Client (where the Company may be a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration. The Adviser may, but is not required to, obtain a third party valuation confirming the same, and if it does, the Adviser may rely on such valuation.

Advisers and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by the Firm and its affiliates (including personnel), Blackstone Credit and/or Blackstone or their respective affiliates (including personnel) may pay different amounts or rates than those paid by the Company and/or portfolio companies. However, Blackstone Credit and its affiliates have a longstanding practice of not entering into any arrangements with advisers or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, advisers and service providers may provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisers and service providers would not be considered employees of Blackstone or Blackstone Credit. Similarly, Blackstone, Blackstone Credit, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty may charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.

In addition, investment banks or other financial institutions, as well as Blackstone employees, may also be investors in the Company. These institutions and employees are a potential source of information and ideas that could benefit the Company. Blackstone has procedures in place reasonably designed to prevent the inappropriate use of such information by the Company.

Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm may form a joint venture with such a company to implement such referral arrangement. For example, such arrangements may include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, risk management services, data management services, consulting services, brokerage services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing may make referrals or introductions to portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions may result in financial benefits, such as additional equity ownership and/or milestones benefitting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction. The Company and the shareholders will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There may, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, equity ownership) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, additional equity ownership) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, equity ownership) may be similarly shared with the participating Other Clients or their respective portfolio companies.

The Firm may also enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm may enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which may include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. Even though the Firm may benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.

Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit may also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or Blackstone Credit that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. (See “—Data.”) These arrangements may be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit as a result of these relationships and/or participation by portfolio companies.

With respect to transactions or agreements with portfolio companies (including, for the avoidance of doubt, long-term incentive plans), at times if officers unrelated to the Firm have not yet been appointed to represent a portfolio company, the Firm may negotiate and execute agreements between the Firm and/or the Company on the one hand, and the portfolio company or its affiliates, on the other hand, without arm’s length representation of the portfolio company, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures the Firm may use to mitigate such conflicts are to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within the Firm to advise on each side of the negotiation.

Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to be at market rates. Blackstone may confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of market given the scale of Blackstone’s real estate business. Blackstone will nonetheless have conflicts of interest in making these determinations. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.

Cross-Guarantees and Cross-Collateralization. While Blackstone Credit generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company (other than alternative investment vehicles) and/or the Other Clients may require or prefer facing only one fund entity or group of entities, which may result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable partnership agreements or other governing documents thereof), which in each case may result in the Company, such Other Clients, such portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms may be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.

Similarly, a lender could require that it face only one portfolio company of the Company and Other Clients, even though multiple portfolio companies of the Company and Other Clients benefit from the lending, which will typically result in (i) the portfolio company facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other portfolio companies, and (ii) portfolio companies of the Company and Other Clients being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for refinancings may be smaller)). The portfolio companies of the Company and Other Clients benefiting from a financing may enter into a back-to-back or other similar reimbursement agreements to ensure no portfolio company bears more than its pro rata portion of the debt and related obligations. It is not expected that the portfolio companies would be compensated (or provide compensation to other portfolio companies) for being primarily liable, or jointly liable, for other portfolio companies pro rata share of any financing.

Joint Venture Partners. The Company will from time to time enter into one or more joint venture arrangements with third party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Adviser in its sole discretion. The joint venture partners could provide services similar to those provided by the Adviser to the Company. Yet, no compensation or fees paid to the joint venture partners would reduce the management fees payable by the Company. Additional conflicts would arise if a joint venture partner is related to the Firm in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to the Firm, the Company, Other Clients, or their respective portfolio companies, or any affiliate, personnel, officer or agent of any of the foregoing.

Group Procurement; Discounts. The Company (subject to applicable law) and certain portfolio companies will enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may include brokerage and/or placement thereof, and will from time to time be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention) from a third party or an affiliate of Blackstone Credit and/or Blackstone, and other operational, administrative or management related initiatives. The Firm will allocate the cost of these various services and products purchased on a group basis among the Company, Other Clients and their portfolio companies. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone Credit and/or Blackstone or their affiliates (including personnel), or Other Clients and their portfolio companies, including as a result of transactions entered into by the Company and its portfolio companies and/or related to a portion of the savings achieved by the portfolio companies. Such commissions or payment will not reduce the management fee. The Firm may also receive consulting or other fees from the parties to these group procurement arrangements. To the extent that a portfolio company of an Other Client is providing such a service, such portfolio company and such Other Client will benefit. Further, the benefits received by a particular portfolio company providing the service may be greater than those received by the Company and its portfolio companies receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and shareholders rely on the Adviser to handle them in its sole discretion.

Diverse Shareholder Group. The Company’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser and Blackstone Credit that may participate in the same investments as the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Adviser or Blackstone Credit, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for the Company, the Adviser or Blackstone Credit will consider the investment and tax objectives of the Company and the shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or Blackstone Credit) as a whole, not the investment, tax or other objectives of any Shareholder individually.

In addition, certain shareholders also may be investors in Other Clients, including supplemental capital vehicles and co-investment vehicles that may invest alongside the Company in one or more investments, consistent with applicable law and/or any applicable SEC-granted order. Shareholders also may include affiliates of the Firm, such as Other Clients, affiliates of portfolio companies of the Company or Other Clients, charities, foundations or other entities or programs associated with Firm personnel and/or current or former Firm employees, the Firm’s senior advisors and/or operating partners and any affiliates, funds or persons may also invest in the Company through the vehicles established in connection with the Firm’s side-by-side co-investment rights, subject to applicable law, in each case, without being subject to management fees, and shareholders will not be afforded the benefits of such arrangements. Some of the foregoing Firm related parties are sponsors of feeder vehicles that could invest in the Company as shareholders. The Firm related sponsors of feeder vehicles generally charge their investors additional fees, including performance based fees, which could provide the Firm current income and increase the value of its ownership position in them. The Firm will therefore have incentives to refer potential investors to these feeder vehicles. All of these Firm related shareholders will have equivalent rights to vote and withhold consents as nonrelated shareholders. Nonetheless, the Firm may have the ability to influence, directly or indirectly, these Firm related shareholders.

It is also possible that the Company or its portfolio companies will be a counterparty (such counterparties dealt with on an arm’s-length basis) or participant in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such transactions may include agreements to pay performance fees to operating partners, a management team and other related persons in connection with the Company’s investment therein, which will reduce the Company’s returns. Such shareholders described in the previous sentences may therefore have different information about the Firm and the Company than shareholders not similarly positioned. In addition, conflicts of interest may arise in dealing with any such shareholders, and the Adviser and its affiliates may not be motivated to act solely in accordance with its interests relating to the Company. Similar information disparity may occur as a result of shareholders monitoring their investments in vehicles such as the Company differently. For example, certain shareholders may periodically request from the Adviser information regarding the Company, its investments and/or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information required to be delivered to all shareholders. In such circumstances, the Adviser may provide such information to such shareholders, subject to applicable law and regulations. Unless required by applicable law, the Adviser will not be obligated to affirmatively provide such information to all shareholders (although the Adviser will generally provide the same information upon request and treat shareholders equally in that regard). As a result, certain shareholders may have more information about the Company than other shareholders, and, unless required by applicable law, the Adviser will have no duty to ensure all shareholders seek, obtain or process the same information regarding the Company, its investments and/or portfolio companies. Therefore, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take. Furthermore, at certain times the Firm may be restricted from disclosing to the shareholders material non-public information regarding any assets in which the Company invests, particularly those investments in which an Other Client or portfolio company that is publicly registered co-invests with the Company. In addition, investment banks or other financial institutions, as well as Firm personnel, may also be shareholders. These institutions and personnel are a potential source of information and ideas that could benefit the Company, and may receive information about the Company and its portfolio companies in their capacity as a service provider or vendor to the Company and its portfolio companies.

Possible Future Activities. The Firm and its affiliates may expand the range of services that it provides over time. Except as provided herein, the Firm and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Firm and its affiliates have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by the Company. These clients may themselves represent appropriate investment opportunities for the Company or may compete with the Company for investment opportunities.

Restrictions Arising under the Securities Laws. The Firm’s activities and the activities of Other Clients (including the holding of securities positions or having one of its employees on the board of directors of a portfolio company) could result in securities law restrictions on transactions in securities held by the Company, affect the prices of such securities or the ability of such entities to purchase, retain or dispose of such investments, or otherwise create conflicts of interest, any of which could have an adverse impact on the performance of the Company and thus the return to the shareholders.

The 1940 Act may limit the Company’s ability to undertake certain transactions with or alongside its affiliates that are registered under the 1940 Act. As a result of these restrictions, the Company may be prohibited from executing “joint” transactions with the Company’s 1940 Act registered affiliates, which could include investments in the same portfolio company (whether at the same or different times) or buying investments from, or selling them to, Other Clients. These limitations may limit the scope of investment opportunities that would otherwise be available to the Company.

We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Shareholders’ Outside Activities. A shareholder shall be entitled to and may have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and may engage in transactions with, and provide services to, the Company or its portfolio companies (which may include providing leverage or other financing to the Company or its portfolio companies as determined by the Adviser in its sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents in any business ventures of any shareholder. The shareholder, and in certain cases the Adviser, will have conflicting loyalties in these situations.

Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board of Trustees against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, Blackstone Credit and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, Blackstone Credit and/or Blackstone on a fair and reasonable basis, subject to approval by the Board of Trustees.

Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law or the Firm’s policies, or otherwise determined from time to time by the Adviser. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Firm, could restrict the ability of the Company to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Company. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that may conflict with their duties to the Company. Finally, although the Firm believes its positive reputation in the marketplace provides benefit to the Company and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Company for reputational reasons, and this decision could result in the Company foregoing a profit or suffering a loss.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 345 Park Avenue, 31st floor, New York, New York 10154 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently, and until an exchange listing, we do not expect there to be, a public market for our shares, nor can we give any assurance that one will develop.

Holders

As of February 26, 2021, there were 63 holders of record of our Class I common shares, 0 holders of record of our Class D common shares and 898 holders of record of our Class S common shares.

Distributions

We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Description of our Shares” and “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

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

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we break escrow (which was on January 7, 2021) for the initial offering of its common shares, and at the discretion of the Board, we intend to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Recent Sales of Unregistered Securities and Use of Proceeds

On August 18, 2020, an affiliate of the Adviser purchased 60 shares of the Company’s Class I shares of beneficial interest at $25.00 per share.

On October 21, 2020, an affiliate of the Adviser purchased 2,000 shares of the Company’s Class I shares of beneficial interest at $25.00 per share.

As of January 7, 2021, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares, and 29,809,301 Class I shares; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814 million to the Company as payment for such shares.

Item 6. Reserved.

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statement and notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.

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

Under our Investment Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. As of December 31, 2020, we have not commenced our investing activities.

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

Most of our investments will be in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest to some extent in European and other non-U.S. companies, but do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. From time to time, we may co-invest with other Blackstone Credit funds.

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

With respect to costs incurred in connection with our organization and offering and all other costs incurred prior to the time we break escrow for the offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement we entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for our offering of common shares. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 8. Financial Statement—Notes to Financial Statement—Note 3. Agreements and Related Party Transactions”.

Results of Operations

As of December 31, 2020, we had not commenced operations and have not made any investments. On January 7, 2021, we commenced operations and accepted $814.0 million of subscriptions.

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

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, will make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

As of January 7, 2021, the Company had satisfied the minimum offering requirement for its offering of common shares, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares, and 29,809,301 Class I shares; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814.0 million to the Company as payment for such shares.

Contractual Obligations

We entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 8. Financial Statement—Notes to Financial Statement—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

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

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through December 31, 2020 were $3.9 million.

We entered into two warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. One of these warehousing transactions, the Facility Agreement, related primarily to originated or anchor investments in middle market loans. The other warehouse, the Syndicated Warehouse Facility, related primarily to broadly syndicated loans (the “Warehousing Transactions”). We also entered into trades with two Counterparties that gave us the right to purchase certain investments from these Counterparties upon meeting certain contingencies. For additional information see “Item 8. Financial Statement—Notes to Financial Statement—Note 5. Commitment and Contingencies.”

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2020, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;

•	the Administration Agreement

•	Intermediary Manager Agreement; and

•	Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Financial Statement—Notes to Financial Statement—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Recent Developments

See “Item 8. Financial Statement—Notes to Financial Statement—Note 7. Subsequent Events” for a summary of recent developments.

COVID-19 Update

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

The outbreak of COVID-19 may have a material adverse impact on our financial condition, liquidity, results of operations and NAV, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability of effective vaccines, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Critical Accounting Policies

The preparation of the financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors.” See “Item 8. Financial Statement—Notes to Financial Statement—Note 2. Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statement and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholder and the Board of Trustees of Blackstone Private Credit Fund

Opinion on the Financial Statement

We have audited the accompanying statement of assets and liabilities of Blackstone Private Credit Fund (the “Company”) as of December 31, 2020 and the related notes (referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 4, 2021

We have served as the Company’s auditor since 2020.

Blackstone Private Credit Fund

Statement of Assets and Liabilities

December 31, 2020
ASSETS
Cash and cash equivalents	$51,500

Total assets	$51,500

NET ASSETS
Common shares, $0.01 par value; unlimited shares authorized; 2,060 shares issued and outstanding	$21
Additional paid in capital	51,479

Total net assets	$51,500

COMPOSITION OF NET ASSETS
Total paid-in capital	$51,500
Common shares (Class I)	2,060
Net asset value per share (Class I)	$25.00

The accompanying notes are an integral part of this financial statement.

Blackstone Private Credit Fund

Notes to Financial Statement

(in thousands, unless otherwise indicated, except share and per share data)

Note 1. Organization

Blackstone Private Credit Fund (“BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed primarily to originate loans and other securities, including broadly syndicated loans, of private middle market U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisers (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisers LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc., “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions), the credit-focused business of The Blackstone Group Inc. (“Blackstone”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2020, the Company had not commenced its investing activities.

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

The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. Until the release of proceeds from escrow, the per share purchase price for common shares in the primary offering will be $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

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

On October 21, 2020, an affiliate of the Adviser purchased 2,000 shares of our the Company’s Class I shares of beneficial interest at $25.00 per share in a private offering.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. The Company’s first fiscal year ended on December 31, 2020.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by BCRED would represent obligations of the Company’s investors and would not be reflected in the financial statement of the Company.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

On October 5, 2020, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage BCRED on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Company will pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. No base management or incentive fees will be payable to the Adviser until the commencement of investment activities. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. In addition, the Adviser has agreed to waive the management fee and incentive fee based on income for the first six months following the date on which the Company breaks escrow for the offering.

Base Management Fee

The management fee will be payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the

Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The management fee calculation will be prorated for any partial month.

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

Administration Agreement

On October 5, 2020, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”) and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

Unless earlier terminated as described below, the Administration Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Sub-Administration Agreement

On October 5, 2020, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

Intermediary Manager Agreement

On October 5, 2020, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P., the Intermediary Manager, an affiliate of the Adviser. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its common shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.

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

Distribution and Servicing Plan

On October 5, 2020, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month.

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

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

Escrow Agreement

On October 5, 2020, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company will take purchase orders and hold investors’ funds in an interest-bearing escrow account until it receives purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board has authorized the release of the escrowed purchase order proceeds to us so that the Company can commence operations. Even if the Company receives purchase orders for $100 million, the Board may elect to wait a substantial amount of time before authorizing, or may elect not to authorize, the release of the escrowed proceeds. If the Company does not raise the minimum amount and commence operations by October 5, 2021 (one year following the effective date of the Company’s registration statement), the Company’s offering will be terminated and the escrow agent will promptly send investors a full refund of their investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, an investor may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time before the escrowed funds are released to the Company. If the Company breaks escrow for its offering and commence operations, interest earned on funds in escrow will be released to the Company’s account and constitute part of the Company’s net assets.

Note 4. Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Company breaks escrow for the initial offering of its common shares, and at the discretion of the Board, the Company intends to commence a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Note 5. Commitments and Contingencies

The Adviser has agreed to bear all of the Company’s expenses, including organization and offering expenses, through the date on which the Company breaks escrow for the initial offering of its common shares. The Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through December 31, 2020 were $3.9 million.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2020, management is not aware of any pending or threatened litigation.

Warehousing Transactions

The Company entered into two warehousing transactions whereby the Company agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist the Company in deploying capital upon receipt of subscription proceeds. One of these warehousing transactions related primarily to originated or anchor investments in middle market loans (the “Facility Agreement”). The other warehouse related primarily to broadly syndicated loans (the “Syndicated Warehouse” and, together with Facility Agreement, the “Warehousing Transactions”).

Facility Agreement

On November 2, 2020, the Company entered into the Facility Agreement, which was subsequently amended on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company has received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to middle market companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company may elect to purchase, and in certain events the Company will be required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company has satisfied the Capital Condition, it will have no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waives the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”)), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for, each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.

As of December 31, 2020, there were 19 loans (consisting of 15 portfolio companies) that the Financing Provider previously acquired with a fair market value of $443.8 million as compared to a $442.5 million purchase obligation relating to the Facility Agreement (including fees payable to the Financing Provider). As of December 31, 2020, the Capital Condition was not met.

Syndicated Warehouse

On November 3, 2020, the Company entered into a purchase and sale agreement (the “PSA”) with Sente Master Fund, L.P. and Vibrant Ambar Fund, Ltd. (together, the “Sellers”). Under the PSA, if the Company has raised at least $200 million of equity capital by April 15, 2021, then the Company or its designee must arrange one or more transactions sufficient to repay all outstanding amounts under the Syndicated Warehouse with commitments of up to $255 million of Maple Park CLO, Ltd. (“Maple Park”), an entity expected to hold primarily broadly syndicated loans with a target portfolio size of $300 million that is managed by an affiliate of the Company, and to redeem in full the subordinated notes (the “Subordinated Notes”) issued by Maple Park. As of December 31, 2020, the Company did not satisfy the condition discussed above.

Under the PSA, this transaction may be structured to include a purchase by the Company or its designee of the Subordinated Notes, if any, held by the unaffiliated Sellers. The purchase price to be paid to the Sellers (the “Purchase Price”) would equal (i) the notional amount of the Subordinated Notes held by the Sellers and (ii) the Sellers’ pro rata share of interest and fee collections on the portfolio of loans held by Maple Park in excess of the outstanding advances under the Syndicated Warehouse. In addition, at any time prior to April 15, 2021, the Company or its designee will have the right, but not the obligation, to purchase the Subordinated Notes held by the Sellers at the Purchase Price.

As of December 31, 2020, there were 142 loans (consisting of 137 portfolio companies) in the Syndicated Warehouse with an aggregate cost basis and fair market value of $288.2 million and $288.9 million, respectively.

Other Transactions

In December 2020, the Company entered into arrangements with two unaffiliated counterparties (the “Counterparties”) to sell certain investments that were owned and held by the Counterparties at the Company’s request. Prior to the sale to the Company, the investments will be owned and held solely for the account of the Counterparties until the Capital Condition is met. The Company is obligated to pay a certain premium (up to 0.30% of total principal of the investment), upon purchasing the investments, to the Counterparties. As of December 31, 2020, the Capital Condition was not met.

As of December 31, 2020, there were three loans (consisting of two portfolio companies) held by the Counterparties with an aggregate cost basis and fair market value of $149.2 million and $148.8 million, respectively.

Note 6. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. On August 18, 2020, an affiliate of the Adviser purchased 60 shares of the Company’s Class I shares of beneficial interest at $25.00 per share. On October 21, 2020, an affiliate of the Adviser purchased 2,000 shares of the Company’s Class I shares of beneficial interest at $25.00 per share in a private offering.

Note 7. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statement. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statement as of December 31, 2020 except as discussed below.

Initial Escrow Break

As of January 7, 2021, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares, and 29,809,301 Class I shares at an offering price of $25.00 per share; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814.0 million to the Company as payment for such shares.

Facility Agreement

On January 7, 2021, the Company met the Capital Condition and was obligated to acquire the assets held by the Financing Provider through a forward purchase agreement prior to June 30, 2021. Accordingly, at each reporting period after the escrow break, the Company will recognize the mark-to-market gain/loss of all investments held by the Financing Provider in its consolidated financial statements. After the Company broke escrow, it purchased debt investments from the Financing Provider with an aggregate principal amount of $453.4 million (excluding unfunded revolvers and delayed draw positions of $138.9 million), at a purchase price of $439.9 million, resulting in a realized gain of approximately $2.2 million.

Syndicated Warehouse and Other Transactions

The Company exercised its right to acquire the equity interests of the Syndicated Warehouse on January 8, 2021, effectively acquiring the assets and liabilities of the warehouse, for a total purchase price of $43.3 million. This transaction resulted in a realized gain of $2.3 million, which represented the excess of fair value of the net assets acquired over the total consideration paid for the equity interests in the Syndicated Warehouse on the date of acquisition.

In January 2021, the Company purchased investments from the Counterparties (including two revolvers and two delayed draw term loans) having an aggregate cost basis (including fees payable to Counterparties) and fair market value of $149.2 million and $148.8 million, respectively, resulting in an unrealized loss of $0.4 million.

Credit Facilities

On January 8, 2021, BCRED Castle Peak Funding LLC (“Castle Peak Funding”), the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (the “Castle Peak Funding Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Fund serves as collateral manager under the Castle Peak Funding Facility.

Advances used to finance the purchase or origination of broadly syndicated loans under the Castle Peak Funding Facility initially bear interest at a per annum rate equal to the three-month London Interbank Offered Rate in effect (“LIBOR”), plus the applicable margin of 1.50% per annum. Advances used to finance the purchase or origination of middle market loans under the Castle Peak Funding Facility initially bear interest at a per annum rate equal to LIBOR plus the applicable margin of 2.00% per annum. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 1.00% per annum.

The initial principal amount of the Castle Peak Funding Facility is $200 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Castle Peak Funding Facility to up to $800 million. Proceeds from borrowings under the Castle Peak Funding Facility may be used to fund portfolio investments by Castle Peak Funding and to make advances under revolving loans or delayed draw term loans where Castle Peak Funding is a lender. All amounts outstanding under the Castle Peak Funding Facility must be repaid by the date that is five years after the closing date of the Castle Peak Funding Facility.

On January 28, 2021, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (the “Maroon Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). Morgan Stanley Senior Funding, Inc. serves as administrative agent, U.S. Bank National Association, serves as collateral agent and the Company serves as collateral manager under the Maroon Peak Funding Facility.

Advances may be used to finance the purchase or origination of broadly syndicated loans under the Maroon Peak Funding Facility and will initially bear interest at a per annum rate equal to the three-month LIBOR then in effect plus the applicable spread of 1.30% per annum. After the expiration of a one year base period, the applicable spread on outstanding advances will be increased to 2.00% per annum.

The initial principal amount of the Maroon Peak Funding Facility is $500 million. Effective February 10, 2021, Maroon Peak Funding exercised its accordion feature under the Maroon Peak Funding Facility, which increased the maximum commitment amount to $560 million. The Maroon Peak Funding Facility has an additional accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Maroon Peak Funding Facility to up to $700 million. Proceeds from borrowings under the Maroon Peak Funding Facility may be used to fund portfolio investments by Maroon Peak Funding and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender. All amounts outstanding under the Maroon Peak Funding Facility must be repaid by the date that is two years after the closing date of the Maroon Peak Funding Facility, unless the parties have entered into an extension agreement.

January Financial Update and Dividend Declarations:

As of January 31, 2021, the Company’s net asset value for Class S and Class I shares was $25.25 per share.

On January 29, 2021, the Company’s Board declared distributions of $0.1151 per Class I share and $0.1008 per Class S shares, which is payable on February 24, 2021 to shareholders of record as of January 31, 2021.

February Subscriptions and Dividend Declarations:

On February 1, 2021, the Company issued and sold 24,480,184 shares (consisting of 3,860,348 Class S shares, and 20,619,836 Class I shares at an offering price of $25.25 per share for both Class S and Class I shares; no Class D shares were issued or sold as of such date), and the Company received approximately $618.1 million as payment for such shares.

On February 24, 2021, the Company’s Board declared distributions of $0.1427 per Class I share and $0.1250 per Class S shares, which is payable on March 29, 2021 to shareholders of record as of February 28, 2021.

March Subscriptions

On March 1, 2021, the Company received approximately $653.6 million of net proceeds relating to the issuance of Class I and Class S shares for March subscriptions.

The Company has closed on aggregate subscriptions of approximately $2,085.8 million since the time it broke escrow on January 7, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the 1934 Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the 1934 Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees

Our business and affairs are managed under the direction of our Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of six members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board of Trustees. We refer to these individuals as our independent Trustees. Our Board of Trustees elects our executive officers, who serve at the discretion of the Board of Trustees.

Trustees

Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served
Independent Trustees

Robert Bass	1949	Trustee	Since 2020

James F. Clark	1961	Trustee	Since 2020

Tracy Collins	1963	Trustee	Since 2020

Vicki L. Fuller	1957	Trustee	Since 2020

Name	Year of Birth	Position	Length of Time Served
Interested Trustees

Brad Marshall	1972	Trustee, Chairperson, and Chief Executive Officer	Since 2020

Daniel H. Smith, Jr.	1963	Trustee	Since 2020

The address for each trustee is c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board of Trustees will be divided into three classes of trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served
Independent Trustees

Steve Kuppenheimer	1970	Chief Financial Officer	Since 2020

Robert W. Busch	1982	Chief Accounting Officer and Treasurer	Since 2020

Marisa J. Beeney	1970	Chief Compliance Officer, Chief Legal Officer and Secretary	Since 2020

The address for each executive officer is c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154.

Biographical Information

The following is information concerning the business experience of our Board of Trustees and executive officers. Our Trustees have been divided into two groups—interested Trustees and independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

Brad Marshall (Portfolio Manager), Trustee, Chief Executive Officer of the Company, Senior Managing Director of Blackstone and Co-Head of Performing Credit. Mr. Marshall is Co-head of Blackstone Credit’s Performing Credit Platform and a Senior Managing Director of Blackstone. Mr. Marshall focuses on Blackstone Credit’s Direct Lending effort and is a member of the performing credit investment committee. Mr. Marshall is a Trustee and Chief Executive Officer of Blackstone Secured Lending Fund (“BXSL”). Before joining Blackstone Credit in 2005, at its inception, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as chief financial officer. Mr. Marshall received an MBA from McGill University in Montreal and a BA (Honors) in Economics from Queen’s University in Kingston, Canada.

Daniel H. Smith, Jr., Trustee, Senior Managing Director of Blackstone and Head of Liquid Credit Strategies. Mr. Smith is a Trustee of the Company, a Senior Managing Director of The Blackstone Group Inc. and is Head of Liquid Credit Strategies unit, which includes various commingled credit funds, permanent capital vehicles, CLOs, closed-end funds and leveraged and unleveraged separately managed accounts (“SMAs”). Mr. Smith is also the Chief Executive Officer, Trustee and Chairman of Blackstone Senior Floating Rate Term Fund (“BSL”), Blackstone Long-Short Credit Income Fund (“BGX”), Blackstone Strategic Credit Fund (“BGB”), Blackstone Floating Rate Enhanced Income Fund (“BGFLX”). He is also a trustee of BXSL. Mr. Smith joined Blackstone Credit from the Royal Bank of Canada in July 2005 where he was a Managing Partner and Co-Head of RBC Capital Market’s Alternative Investments Unit. Mr. Smith joined RBC in 2001 from Indosuez Capital, a division of Crédit Agricole Indosuez, where he was a Co-Head and Managing Director overseeing the firm’s debt investments business and merchant banking activities. Prior to Indosuez Capital, Mr. Smith was a Principal at Frye-Louis Capital Management in Chicago. He began his career in investment management in 1987 at Van Kampen American Capital (f/k/a Van Kampen Merritt), a mutual fund company in Chicago where he held a variety of positions including Co-Head of the firm’s high-yield investment group and head of the firm’s equity fund complex. Mr. Smith received a B.S. in Petroleum Engineering from the University of Southern California and a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University.

Independent Trustees

Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting, including with respect to companies in the e-commerce sector, and his experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s SEC filings, all of which make him well qualified to serve on our Board. Mr. Bass also serves on the board of trustees of BXSL.

James F. Clark. Mr. Clark has served as a Partner with Sound Shore Management, Inc. since 2004. At Sound Shore, Mr. Clark is a generalist on the investment team, responsible for the firm’s investments in energy, industrials, materials, utilities, and consumer staples stocks. His tenure also includes having served on Sound Shore’s Investment Committee and operating committee. Previously, Mr. Clark worked at Credit Suisse First Boston from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At Credit Suisse First Boston, Mr. Clark served as Head of US Equity Research from 2000-2004, and as the firm’s International and Domestic Oil Analyst from 1989-2000. Mr. Clark was selected to Institutional Investor magazine’s All America Research teams for both International and Domestic Oils from 1993-1999. Mr. Clark was also recognized by the Wall Street Journal as an All-Star Analyst from 1994 to 1999, and named to that newspaper’s All-Star Analyst Hall of Fame in 1998 and 1999. Mr. Clark has an MBA from Harvard University and a BA from Williams College, cum laude and with highest honors. Mr. Clark brings a broad range of knowledge and experience with investing in and analyzing securities investments, and his experience managing investments is a significant resource for the Company. Mr. Clark also serves on the board of trustees of BXSL.

Tracy Collins. Ms. Collins is an independent finance professional and most recently served as CEO to SmartFinance LLC (2013-2017), a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins has held numerous management positions and her broad experiences in the financial services sector provide her with skills and valuable insight in handling complex financial transactions and issues, all of which make her well qualified to serve on our Board. Ms. Collins’ spouse is the founder, managing partner and co-CIO of Good Hill Partners LP (“Good Hill”). Good Hill is a registered investment adviser that manages various types of collective investment vehicles and investment accounts. Affiliates of the Adviser (but not the Adviser) have invested on behalf of their clients in Good Hill-managed vehicles or accounts since 2010, and the amount of such investment is material to Good Hill. Ms. Collins also serves on the board of trustees of BXSL.

Vicki L. Fuller. Ms. Fuller has served as a Director of The Williams Companies, Inc. since 2018. Ms. Fuller joined the board of The Williams Companies, Inc. after retirement from the New York State Common Retirement Fund (“NYSCRF”) where she served as Chief Investment Officer beginning in August 2012. NYSCRF is the third largest public pension fund in the nation and holds and invests the assets of the New York State and Local Retirement System on behalf of more than one million state and local government employees and retirees and their beneficiaries. Prior to joining NYSCRF, Ms. Fuller spent 27 years in leadership positions at AllianceBernstein Holding L.P., which has approximately $500 billion in assets under management. She joined the company in 1993 from the Equitable Capital Management Corporation, which was acquired by Alliance Capital Management LP (in 2000, the company became AllianceBernstein LP after the company acquired Sanford C. Bernstein). In December 2019, Ms. Fuller was appointed to the board of directors of Treliant, LLC, an international multi-industry consulting firm specializing in regulatory requirements. In 2018, Ms. Fuller was appointed to the Board of Trustees for Fidelity Equity and High Income Funds. Ms. Fuller, who was inducted into the National Association of Securities Professionals Wall Street Hall of Fame, was named to Chief Investment Officer Magazine’s “Power 100” and received the Urban Technology Center’s Corporate Leadership Award. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. Ms. Fuller’s skills, experience, and attributes include: executive leadership, public policy and government, securities and capital markets, financial and accounting, and diversity, all of which make her well qualified to serve on our Board. Ms. Fuller also serves on the board of trustees of BXSL.

Executive Officers Who are not Trustees

Steve Kuppenheimer (Portfolio Manager), Chief Financial Officer. Mr. Kuppenheimer is a Portfolio Manager and Chief Financial Officer of the Company and Senior Managing Director with Blackstone Credit. He is a member of Blackstone Credit’s Performing Credit Group focused on portfolio management and capital markets. Mr. Kuppenheimer is a member of the performing credit investment committee. Before joining Blackstone Credit, then known as GSO Capital Partners, in 2015 Mr. Kuppenheimer was a Senior Managing Director at Stifel Financial where he served as Head of Principal Investing and Head of Debt Capital Markets from 2010 to 2015. Prior to Stifel, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management company focused on U.S. credit products. Previously, Mr. Kuppenheimer was head of CLOs and structured funds for Merrill Lynch. Mr. Kuppenheimer received a J.D., with Distinction, from Emory University School of Law and a B.A. from Colgate University with Honors in Philosophy. Mr. Kuppenheimer serves on the board of trustees for the George Jackson Academy.

Robert Busch, Chief Accounting Officer and Treasurer. Mr. Busch is the Chief Accounting Officer and Treasurer of the Company and a Senior Vice President with Blackstone Credit. Mr. Busch is the Chief Financial Officer and Treasurer of BSL, BGX, BGB and BGFLX and the Treasurer and Chief Accounting Officer of BXSL. Mr. Busch joined Blackstone Credit in 2018. Mr. Busch worked previously at Fifth Street Asset Management from 2012 to 2018, where he was Senior Vice President Finance and served as Controller of the firm’s two publicly traded business development companies and publicly traded alternative asset manager. Prior to that, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.

Marisa J. Beeney, Chief Compliance Officer, Chief Legal Officer and Secretary. Ms. Beeney has been with Blackstone Credit since 2007 and is a Senior Managing Director and General Counsel of Blackstone Credit. As General Counsel, Ms. Beeney works on a variety of legal matters within Blackstone Credit and oversees all legal and compliance issues. Ms. Beeney is the Chief Compliance Officer, Chief Legal Officer and Secretary of BSL, BGX, BGB, BGFLX and BXSL. Before joining Blackstone Credit, Ms. Beeney was an attorney at DLA Piper within the finance group. Prior to that, she worked at Latham & Watkins primarily on project finance and development transactions, as well as leveraged finance transactions, restructurings and certain structured credit products. Ms. Beeney holds a B.S. in Engineering from Cornell University, and a J.D., magna cum laude, from Boston University.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board of Trustees by mail. To communicate with the Board of Trustees, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board of Trustees or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154, Attention: Chief Compliance Officer.

Committees of the Board of Trustees

Our Board of Trustees currently has two committees: an audit committee and a nominating and governance committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. Under the Declaration of Trust, the Company is not required to hold annual meetings.

Audit Committee. The audit committee operates pursuant to a charter approved by our Board of Trustees. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board of Trustees in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of four persons, including Robert Bass, Jim Clark, Tracy Collins and Vicki L. Fuller, all of whom are considered independent for purposes of the 1940 Act. Robert Bass serves as the chair of the Audit Committee. Our Board of Trustees has determined that Robert Bass qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.bcred.com.

Nominating and Governance Committee. The nominating and governance committee operates pursuant to a charter approved by our Board of Trustees. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of independent Trustees. The nominating and governance committee consists of four persons, including Robert Bass, Jim Clark, Tracy Collins and Vicki L. Fuller, all of whom are considered independent for purposes of the 1940 Act. Tracy Collins serves as the chair of the Nominating and Governance Committee.

The Nominating and Governance Committee will consider nominees to the Board of Trustees recommended by a shareholder, if such shareholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Trustee by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

A copy of charter of the Nominating and Governance Committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.bcred.com.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board of Trustees. Among other things, our Board of Trustees sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board of Trustees, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board of Trustees may designate one of our Trustees as chair to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. The Board of Trustees has appointed Brad Marshall to serve in the role of chairperson of the Board of Trustees. The chairperson’s role is to preside at all meetings of the Board of Trustees and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board of Trustees from time to time. The Board of Trustees reviews matters related to its leadership structure annually. The Board of Trustees has determined that its leadership structure is appropriate because it allows the Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.

Our Board of Trustees believes that its leadership structure is the optimal structure for us at this time. Our Board of Trustees, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.

Board Role in Risk Oversight

Our Board of Trustees performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board of Trustees and are comprised solely of independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board of Trustees anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Trustee’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board of Trustees’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board of Trustees in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2020, such persons complied with all such filing requirements.

Dollar Range of Equity Securities Beneficially Owned by Trustees

The following table sets forth the dollar range of our equity securities as of February 26, 2021.

Name and Address	Dollar Range of Equity Securities in BCRED(1)(2)(3)		Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)(4)
Interested Trustees
Brad Marshall	Over $	100,000	Over $100,000
Daniel H. Smith, Jr.	Over $	100,000	Over $100,000
Independent Trustees(1)
Robert Bass	Over $	100,000	Over $100,000
James F. Clark	Over $	100,000	Over $100,000
Tracy Collins		—	None
Vicki L. Fuller		—	None

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)	Dollar ranges were determined using the number of shares that are beneficially owned as of February 26, 2021, multiplied by the Company’s net asset value per share as of January 31, 2021 of $25.25.
(3)	The dollar range of equity securities beneficially owned are: none, $1—$10,000, $10,001—$50,000, $50,001—$100,000 or over $100,000.
(4)

The “Fund Complex” consists of the Company, Blackstone Secured Lending Fund, the Blackstone Credit Closed-End Funds ( BSL, BGX, BGB and BGFLX), as well as the Blackstone Real Estate Income Funds (Blackstone Real Estate Income Fund, Blackstone Real Estate Income Fund II and Blackstone Real Estate Income Master Fund), the Blackstone Alternative Alpha Funds (Blackstone Alternative Alpha Fund, Blackstone Alternative Alpha Fund II and Blackstone Alternative Alpha Master Fund) and Blackstone Alternative Multi-Strategy Fund.

Item 11. Executive Compensation.

Executive Compensation

None of our executive officers will receive direct compensation from us. We will reimburse the Administrator the allocable portion of the compensation paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Further, we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, directors and employees.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These Trustees are Robert Bass, Jim Clark, Tracy Collins and Vicki L. Fuller. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Audit	Nominating and Governance	Committee Meeting Fee
$50,000 (NAV up to $1 billion)	$2,500	$7,500	None	$1,000
$75,000 (NAV $1 billion to $2 billion)	$2,500	$7,500	None	$1,000
$100,000 (NAV greater than $2 billion)	$2,500	$7,500	None	$1,000

We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our Trustees who also serve in an executive officer capacity for us or the Adviser.

	Total Compensation earned from the Company for Fiscal Year 2020(3)	Total Compensation earned from Fund Complex for Fiscal Year 2020(4)
Interested Trustees
Brad Marshall(1)	$—	$—
Daniel H. Smith, Jr.(1)	$—	$—
Independent Trustees
Robert Bass(2)	$32,781	$160,281
James F. Clark	$13,745	$32,362
Tracy Collins	$30,071	$150,071
Vicki L. Fuller	$30,071	$76,938

(1)	These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)	Includes compensation as chairman of Audit Committee.
(3)	The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)

The Blackstone Credit Closed-End Funds, the Blackstone Real Estate Income Funds, the Blackstone Alternative Alpha Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Secured Lending Fund does pay compensation to the Trustees of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 26, 2021, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 57,114,723 shares outstanding as of February 26, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is 345 Park Avenue, 31st floor, New York, New York 10154.

	Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Trustees
Brad Marshall	60,000		*
Daniel H. Smith, Jr.	20,000		*
Independent Trustees(1)
Robert Bass	4,000		*
James F. Clark	14,000		*
Tracy Collins	—	—
Vicki L. Fuller	—	—
Executive Officers who are not Trustees(1)
Steve Kuppenheimer	20,000		*
Robert Busch	—	—
Marisa J. Beeney	—	—
Other
Blackstone BDC Holdings LLC(2)	1,002,060	1.8%
All officers and Trustees as a group (9 persons)	—	—

*	Less than 1%.
(1)	The address for all of the Company’s officers and Trustees is c/o Blackstone Credit BDC Advisers LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.
(2)	The address for Blackstone BDC Holdings LLC (f/k/a Blackstone BGSL Holdings LLC) is c/o BDC Holdings LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Payment of Our Expenses under the Investment Advisory and Administration Agreements.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.

For the year ended December 31, 2020, we did not pay the Adviser any base management fees.

For the year ended December 31, 2020, we did not pay or accrue any income based incentive fee or any capital gains incentive fee.

For the year ended December 31, 2020, we did not incur any administrative service fees.

Co-Investment Relief

The Adviser has received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board of Trustees may establish Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Blackstone Credit BDCs, and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate. The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Blackstone Credit BDCs (including Blackstone Secured Lending Fund) and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP for the year ended December 31, 2020 was $50,000.

Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by Deloitte & Touche LLP for the years ended December 31, 2020.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2020.

Tax Fees

No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the year ended December 31, 2020.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2020.

All Other Fees

No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the year ended December 31, 2020.

No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2020.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2020. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor in order to assure that the performance of these services does not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted a Pre-Approval of Independent Auditor Services Policy (the “Policy”), which sets forth the conditions and procedures governing the pre-approval of services that the Independent Auditor proposes to provide. Our independent auditor has reviewed the Policy and has confirmed that the implementation of the Policy will not adversely affect its independence.

The Policy describes the audit, audit-related, tax and other services for the Company that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations.

Annual Approval

On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services (the “Services Proposal”). The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the Policy. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception

In the event that the Independent Auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Company to the Independent Auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte & Touche LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the financial statement on page 116 of this annual report on Form 10-K.

(2)

Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the financial statements.

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-248432), filed on September 30, 2020).

3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant (incorporated by reference to Exhibit (a)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-248432), filed on September 30, 2020).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-248432), filed on September 30, 2020).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-248432), filed on September 30, 2020).

4.3	Description of Common Shares of Beneficial Interest.*

10.1	Investment Advisory Agreement between the Company and the Adviser, dated October 5, 2020.*

10.2	Intermediary Manager Agreement between the Company and the Intermediary Manager, dated October 5, 2020.*

10.3	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-248432), filed on September 30, 2020).

10.4	Distribution and Shareholder Servicing Plan of the Registrant, dated October 5, 2020.*

10.5	Custodian Agreement between the Company and State Street Bank and Trust Company, dated October 5, 2020.*

10.6	Administration Agreement between the Company and the Administrator, dated October 5, 2020.*

10.7	Escrow Agreement by and among the Company, Blackstone Securities Partners L.P., and UMB Bank, N.A., dated October 5, 2020.*

10.8	Agency Agreement between the Company and DST Systems, Inc., dated October 5, 2020.*

Exhibit Number	Description of Exhibits

10.9	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser, dated October 5, 2020.*

10.10	Subscription Agreement for Seed Capital (incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 (File No. 333-248432), filed on September 30, 2020).

10.11	Amended and Restated Facility Agreement between the Company and Goldman Sachs Bank USA, dated November 16, 2020.*

10.12	Second Amended and Restated Facility Agreement between the Company and Goldman Sachs Bank USA, dated December 7, 2020.*

10.13	Third Amended and Restated Facility Agreement between the Company and Goldman Sachs Bank USA, dated December 14, 2020.*

10.14	Multi-Class Plan, dated October 5, 2020.*

10.15	Distribution Reinvestment Plan, dated October 5, 2020.*

14.1	Code of Ethics.*

21.1	Subsidiaries.*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Private Credit Fund

Date: March 4, 2021	By:	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 4, 2021.

Name	Title

/s/ Brad Marshall Brad Marshall	Chief Executive Officer and Trustee

/s/ Stephan Kuppenheimer Stephan Kuppenheimer	Chief Financial Officer

/s/ Robert W. Busch Robert W. Busch	Chief Accounting Officer and Treasurer

/s/ Robert Bass Robert Bass	Trustee

/s/ Tracy Collins Tracy Collins	Trustee

/s/ Vicki Fuller Vicki Fuller	Trustee

/s/ James Clark James Clark	Trustee

/s/ Daniel H. Smith, Jr. Daniel H. Smith, Jr.	Trustee