Form 10-Q
period 2021-03-31
Blackstone Private Credit Fund
filed 2021-05-10
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01358
_____________________________________________________
Blackstone Private Credit Fund
(Exact name of Registrant as specified in its Charter)
_____________________________________________________

Delaware	84-7071531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 31st Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 503-2100
________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of May 10, 2021 was 99,827,500 and 22,525,618 of Class I and Class S common shares, respectively. Common shares outstanding exclude May 1, 2021 subscriptions since the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (together, with its consolidated subsidiaries, the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•general economic and political trends and other external factors, including the current novel coronavirus (“COVID-19”) pandemic;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements and investments;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with Blackstone Credit BDC Advisors LLC (the “Adviser”) or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Form 10-Q. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $5,416,132 and $0 at March 31, 2021 and December 31, 2020, respectively)	$5,432,342	$—
Non-controlled/affiliated investments (cost of $401 and $0 at March 31, 2021 and December 31, 2020, respectively)	401	—
Controlled/affiliated investments (cost of $1,421 and $0 at March 31, 2021 and December 31, 2020, respectively)	1,421	—
Total investments at fair value (cost of $5,417,954 and $0 at March 31, 2021 and December 31, 2020, respectively)	5,434,164	—
Cash and cash equivalents	119,263	52
Interest receivable	16,550	—
Deferred financing costs	14,727	—
Deferred offering costs	2,552	—
Receivable for investments sold	84,117	—
Forward purchase obligation, at fair value (Note 7)	1,910	—
Other assets	117	—
Total assets	$5,673,400	$52
LIABILITIES
Debt	$1,922,864	$—
Payable for investments purchased	1,609,397	—
Capital gains incentive fee payable	2,802	—
Interest payable	3,503	—
Due to affiliates	4,548	—
Distribution payable (Note 8)	11,909	—
Accrued expenses and other liabilities	2,224	—
Total liabilities	3,557,247	—
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.01 par value (83,029,697 and 2,060 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	830	—
Additional paid in capital	2,090,380	52
Distributable earnings (loss)	24,943	—
Total net assets	2,116,153	52
Total liabilities and net assets	$5,673,400	$52
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,832,473	$52
Common shares outstanding ($0.01 par value, unlimited shares authorized)	71,898,807	2,060
Net asset value per share	$25.49	$25.00
Class S Shares:
Net assets	$283,680	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	11,130,890	—
Net asset value per share	$25.49	$—
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$34,203
Payment-in-kind interest income	122
Fee income	64
Total investment income	34,389
Expenses:
Interest expense	3,440
Management fees	4,380
Income based incentive fee	2,845
Capital gains incentive fee	2,802
Distribution and shareholder servicing fees
Class S	358
Professional fees	578
Board of Trustees’ fees	139
Administrative service expenses (Note 3)	295
Other general & administrative	935
Organization costs	1,090
Amortization of continuous offering costs	771
Total expenses	17,633
Expense support (Note 3)	(2,199)
Management fees waived (Note 3)	(4,380)
Incentive fees waived (Note 3)	(2,845)
Net expenses	8,209
Net investment income	26,180
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	16,210
Forward purchase obligation (Note 7)	1,910
Net unrealized appreciation (depreciation)	18,120
Realized gain (loss):
Non-controlled/non-affiliated investments	417
Forward purchase obligation (Note 7)	1,461
Derivative (Note 7)	2,334
Foreign currency transactions	81
Net realized gain (loss)	4,293
Net realized and unrealized gain (loss)	22,413
Net increase (decrease) in net assets resulting from operations	$48,593
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

Three Months Ended March 31, 2021
Operations:
Net investment income	$26,180
Net realized gain (loss) on investments	4,293
Net change in unrealized appreciation (depreciation) on investments	18,120
Net increase (decrease) in net assets resulting from operations	48,593
Distributions to common shareholders:
Class I	(21,120)
Class S	(2,530)
Net decrease in net assets resulting from distributions	(23,650)
Share transactions:
Class I:
Proceeds from shares sold	1,805,447
Distributions reinvested	4,848
Net increase (decrease) from share transactions	1,810,295
Class S:
Proceeds from shares sold	280,288
Distributions reinvested	575
Net increase (decrease) from share transactions	280,863
Total increase (decrease) in net assets	2,116,101
Net assets, beginning of period	52
Net assets, end of period	$2,116,153
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Three Months Ended March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,593
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(16,210)
Net unrealized (appreciation) depreciation on forward purchase obligation	(1,910)
Net realized (gain) loss on investments	(417)
Net realized (gain) loss on forward purchase obligation	(1,461)
Net realized (gain) loss on derivative	(2,334)
Net accretion of discount and amortization of premium	(1,704)
Amortization of deferred financing costs	457
Amortization of offering costs	771
Payment in connection with purchase of Syndicated Warehouse, net of cash received	(44,521)
Payment in connection with Purchase Agreement transaction, net of cash received	(697,431)
Purchases of investments	(4,316,483)
Proceeds from sale of investments and principal repayments	227,117
Changes in operating assets and liabilities:
Interest receivable	(6,137)
Receivable for investments	(84,117)
Other assets	(117)
Payable for investments purchased	1,488,419
Capital gains incentive fee payable	2,802
Due to affiliates	897
Interest payable	2,445
Accrued expenses and other liabilities	1,474
Net cash provided by (used in) operating activities	(3,399,867)
Cash flows from financing activities:
Borrowings on debt	1,726,762
Repayments on debt	(275,000)
Deferred financing costs paid	(11,896)
Proceeds from issuance of common shares	2,085,735
Dividends paid in cash	(6,318)
Net cash provided by (used in) financing activities	3,519,283
Net increase (decrease) in cash and cash equivalents	119,416
Effect of foreign exchange rate changes on cash and cash equivalents	(205)
Cash and cash equivalents, beginning of period	52
Cash and cash equivalents, end of period	$119,263

Blackstone Private Credit Fund Consolidated Statement of Cash Flows (in thousands) (Unaudited)

Supplemental information and non-cash activities:
Interest paid during the period	$501
Distribution payable	$11,909
Reinvestment of dividends during the period	$5,423
Accrued but unpaid debt financing and debt issuance costs	$1,077
Accrued but unpaid offering costs	$3,324
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 7):
Investments	$300,464
Debt	$(134,000)
Other assets/liabilities, net	$(118,411)
Twin Peaks (Note 10):
Investments	$1,023,188
Debt	$(337,648)
Other assets/liabilities, net	$(35,473)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	2/5/2026	$4,950	$4,938	$4,938	0.23%
Loar Group, Inc. (4)(11)	L + 7.25%	8.25%	10/2/2023	29,648	29,648	29,648	1.40
MAG DS Corp. (4)(11)	L + 5.50%	6.50%	4/1/2027	4,326	4,251	4,250	0.20
Maxar Technologies, Ltd. (6)(8)	L + 2.75%	2.86%	10/4/2024	11,300	11,243	11,187	0.53
Peraton Corp. (7)(10)	L + 3.75%	4.50%	2/1/2028	21,827	21,527	21,928	1.04
					71,607	71,951	3.40
Air Freight & Logistics
The Kenan Advantage Group, Inc. (5)(10)	L + 3.75%	4.50%	3/12/2026	7,434	7,397	7,406	0.35
Lasership, Inc. (4)(11)	L + 6.75%	7.75%	3/1/2024	22,425	22,425	22,425	1.06
Livingston International, Inc. (4)(6)(11)(16)	L + 5.75%	6.75%	4/30/2026	9,825	9,801	9,776	0.46
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	34,650	33,538	33,524	1.58
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(12)	L + 6.00%	7.25%	12/30/2025	660	641	651	0.03
Omni Intermediate Holdings, LLC (4)(7)(11)	L + 5.00%	6.00%	12/30/2026	95,000	92,710	93,813	4.43
R1 Holdings, LLC (4)(11)	L + 6.00%	7.06%	1/2/2026	36,812	36,812	36,812	1.74
SEKO Global Logistics Network, LLC (4)(7)(11)	L + 5.00%	6.00%	12/30/2026	89,077	87,720	87,562	4.14
SMB Shipping Logistics, LLC (11)	L + 4.00%	5.00%	2/2/2024	13,284	13,252	13,301	0.63
					304,296	305,270	14.42
Airlines
American Airlines, Inc. (6)(8)	L + 5.25%	5.25%	3/11/2028	7,314	7,241	7,502	0.35
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	3.36%	4/30/2026	7,789	7,794	7,720	0.36
Beverages
Arterra Wines Canada, Inc. (6)(10)	L + 3.50%	4.25%	11/24/2027	1,995	2,014	2,000	0.09
Triton Water Holdings, Inc. (9)	L + 3.50%	4.00%	3/18/2028	11,765	11,706	11,734	0.55
					13,720	13,734	0.64

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Building Products
CHI Doors Holdings Corp. (4)(11)	L + 3.50%	4.50%	7/31/2025	1,990	2,009	1,994	0.09
Cornerstone Building Brands, Inc. (6)(8)	L + 3.25%	3.25%	4/12/2028	10,984	10,934	10,957	0.52
CP Atlas Buyer, Inc. (9)	L + 3.75%	4.25%	11/23/2027	12,892	12,906	12,827	0.61
CPG International, LLC (6)(10)	L + 2.50%	3.25%	5/5/2024	5,000	5,018	5,008	0.24
Empire Today, LLC (4)(8)	L + 5.00%	5.00%	4/20/2028	100,000	98,250	100,000	4.73
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	2/26/2027	53,924	52,671	52,669	2.49
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	52,938	52,288	52,276	2.47
Kodiak BP, LLC (10)	L + 3.25%	4.00%	2/25/2028	2,452	2,440	2,440	0.12
Latham Pool Products, Inc. (8)(16)	L + 6.00%	6.11%	6/18/2025	107,958	106,968	108,147	5.11
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	29,606	29,316	29,606	1.40
Mi Windows and Doors, LLC (10)	L + 3.75%	4.50%	12/18/2027	11,472	11,544	11,529	0.54
New Arclin US Holding Corp. (5)(6)(11)	L + 4.00%	5.00%	2/28/2026	1,799	1,790	1,800	0.09
Windows Acquisition Holdings, Inc. (4)(11)	L + 6.50%	7.50%	12/29/2026	62,838	61,626	61,581	2.91
The Wolf Organization, LLC (4)(11)	L + 6.50%	7.50%	9/3/2026	5,730	5,786	5,730	0.27
					453,546	456,564	21.59
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	4.61%	7/31/2026	14,516	14,559	14,529	0.69
The Edelman Financial Engines Center, LLC (8)	L + 3.50%	3.50%	3/15/2028	19,992	19,908	19,910	0.94
					34,467	34,439	1.63
Chemicals
Alpha US Bidco (6)(9)	L + 2.50%	3.00%	3/5/2028	4,400	4,378	4,392	0.21
Dominion Colour Corporation (4)(6)(11)	L + 8.25%	9.25%	4/6/2024	39,150	36,976	36,899	1.74
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(5)(6)(11)	L + 3.25%	4.25%	9/29/2027	20,000	19,900	20,000	0.95
NIC Acquisition Corp. (10)	L + 3.75%	4.50%	12/29/2027	4,118	4,097	4,125	0.19
Polymer Additives, Inc. (8)	L + 6.00%	6.21%	7/31/2025	30,655	28,082	28,074	1.33
Starfruit Finco BV (8)	L + 2.75%	2.86%	10/1/2025	2,600	2,591	2,564	0.12
					96,024	96,054	4.54

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	3.87%	2/27/2025	16,110	16,095	16,004	0.76
Allied Universal Holdco, LLC (8)	L + 4.25%	4.36%	7/10/2026	11,468	11,495	11,451	0.54
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	20,740	20,794	20,870	0.99
DG Investment Intermediate Holdings 2, Inc. (5)(7)(10)	L + 3.75%	4.50%	3/17/2028	4,233	4,214	4,217	0.20
ECP Gopher Holdings L.P. (11)	L + 3.25%	4.25%	3/6/2025	3,990	4,009	3,640	0.17
eResearchTechnology, Inc. (11)	L + 4.50%	5.50%	2/4/2027	5,311	5,327	5,325	0.25
Garda World Security Corp. (6)(8)	L + 4.25%	4.37%	10/30/2026	6,500	6,520	6,515	0.31
Genuine Financial Holdings, LLC (8)	L + 3.75%	3.86%	7/11/2025	10,074	9,923	9,943	0.47
Granite Acquisition, Inc. (9)	L + 2.75%	3.25%	3/19/2028	2,622	2,609	2,617	0.12
JSS Holdings, Inc. (4)(11)	L + 6.25% (incl. 2.00% PIK)	7.25%	12/17/2027	46,856	46,170	46,153	2.19
KAR Auction Services, Inc. (6)(8)	L + 2.25%	2.38%	9/19/2026	995	995	977	0.05
Legalzoom.com, Inc. (8)	L + 4.50%	4.61%	11/21/2024	5,982	6,006	5,985	0.28
Revspring, Inc. (8)	L + 4.25%	4.36%	10/11/2025	10,473	10,350	10,451	0.49
Spin Holdco Inc. (10)	L + 4.00%	4.75%	3/1/2028	12,613	12,535	12,522	0.59
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	16,387	15,741	15,731	0.74
TRC Companies, Inc. (11)	L + 3.50%	4.50%	6/21/2024	13,000	13,025	12,987	0.61
USS Ultimate Holdings, Inc. (11)	L + 3.75%	4.75%	8/25/2024	9,966	10,004	9,993	0.47
					195,812	195,381	9.23
Communications Equipment
CommScope, Inc. (6)(8)	L + 3.25%	3.36%	4/6/2026	3,982	3,987	3,966	0.19
Construction & Engineering
Brand Industrial Services, Inc. (11)	L + 4.25%	5.25%	6/21/2024	20,688	20,574	20,412	0.96
Brookfield WEC Holdings, Inc. (9)	L + 2.75%	3.25%	8/1/2025	7,773	7,774	7,717	0.36
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 6.00%	7.00%	12/31/2027	5,109	4,251	4,225	0.20
COP Home Services TopCo IV, Inc. (4)(7)(11)	L + 5.00%	6.00%	12/31/2027	93,052	90,303	90,726	4.29
IEA Energy Services, LLC (8)	L + 6.75%	6.95%	9/25/2024	6,955	6,976	6,977	0.33
Peak Utility Services Group, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	2/26/2028	23,800	23,528	23,741	1.12
Time Manufacturing Acquisition, LLC (4)(11)	L + 5.00%	6.00%	2/3/2023	14,979	14,945	15,035	0.71
Tutor Perini Corp. (6)(11)	L + 4.50%	5.50%	8/13/2027	2,985	3,019	3,023	0.14
					171,370	171,856	8.11
Construction Materials
Forterra Finance, LLC (6)(11)	L + 3.00%	4.00%	10/25/2023	1,880	1,889	1,886	0.09
White Cap Buyer, LLC (9)	L + 4.00%	4.50%	10/19/2027	12,993	13,045	12,985	0.61
					14,934	14,871	0.70

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Containers & Packaging
Altium Packaging, LLC (5)(9)	L + 2.75%	3.25%	2/3/2028	877	873	869	0.04
Berlin Packaging, LLC (8)	L + 3.00%	3.12%	11/7/2025	12,563	12,525	12,357	0.58
Berlin Packaging, LLC (9)	L + 3.25%	3.75%	3/5/2028	5,000	4,975	4,958	0.23
Charter NEX US, Inc. (10)	L + 4.25%	5.00%	12/1/2027	6,982	7,043	7,005	0.33
Flex Acquisition Co., Inc. (8)	L + 3.25%	3.49%	6/29/2025	9,519	9,503	9,377	0.44
Flex Acquisition Co., Inc. (9)	L + 3.50%	4.00%	2/23/2028	6,251	6,228	6,183	0.29
IBC Capital US, LLC (6)(8)	L + 3.75%	3.94%	9/11/2023	13,657	13,641	13,572	0.64
ProAmpac PG Borrower, LLC (11)	L + 4.00%	5.00%	11/3/2025	5,345	5,370	5,349	0.25
TricorBraun Holdings, Inc. (7)(9)	L + 3.25%	3.75%	3/3/2028	1,552	1,544	1,537	0.07
					61,702	61,207	2.87
Distributors
Bution Holdco 1, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	8,224	8,062	8,060	0.38
Dana Kepner Company, LLC (4)(7)(11)	L + 6.25%	7.25%	12/29/2026	14,963	14,674	14,663	0.69
EIS Buyer, LLC (4)(13)	L + 6.25%	7.75%	9/30/2025	12,905	12,524	12,517	0.59
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	3/9/2027	23,014	22,307	22,381	1.06
Tailwind Colony Holding Corporation (4)(11)	L + 7.50%	8.50%	11/13/2024	57,274	55,590	55,555	2.63
Unified Door & Hardware Group, LLC (4)(11)	L + 6.25%	7.25%	6/30/2025	6,770	6,770	6,770	0.32
					119,927	119,946	5.67
Diversified Consumer Services
APX Group, Inc. (6)(8)	L + 5.00%	5.11%	12/31/2025	9,970	10,024	9,984	0.47
Cambium Learning Group, Inc. (10)	L + 4.50%	5.25%	12/18/2025	8,185	8,199	8,205	0.39
KUEHG Corp. (11)	L + 3.75%	4.75%	2/21/2025	2,992	2,910	2,933	0.14
Learning Care Group (11)	L + 3.25%	4.25%	3/13/2025	2,992	2,895	2,939	0.14
Pre-Paid Legal Services, Inc. (8)	L + 3.25%	3.36%	5/1/2025	8,800	8,821	8,700	0.41
Prime Security Services Borrower, LLC (10)	L + 2.75%	3.50%	9/23/2026	1,805	1,805	1,800	0.09
Weld North Education, LLC (10)	L + 4.00%	4.75%	12/21/2027	22,455	22,490	22,443	1.06
					57,144	57,004	2.70
Diversified Financial Services
Mitchell International, Inc. (8)	L + 3.25%	3.36%	11/29/2024	11,263	11,204	11,103	0.52
Mitchell International, Inc. (9)	L + 4.25%	4.75%	11/29/2024	5,985	6,014	6,006	0.28
Pi US Borrowerco, LLC (6)(11)	L + 3.50%	4.50%	1/3/2025	13,712	13,730	13,719	0.65
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	3.36%	12/31/2025	12,760	12,720	12,606	0.60
Sedgwick Claims Management Services, Inc. (5)(6)(11)	L + 4.25%	5.25%	9/3/2026	4,987	5,041	5,005	0.24
SelectQuote, Inc. (4)(6)(7)(10)	L + 5.00%	5.75%	11/5/2024	140,779	139,789	140,779	6.66
					188,498	189,218	8.95

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L + 3.69%	3.79%	1/31/2026	5,090	5,096	5,059	0.24
Numericable US, LLC (6)(8)	L + 4.00%	4.20%	8/14/2026	5,000	5,000	4,995	0.24
Iridium Satellite, LLC (11)	L + 2.75%	3.75%	11/4/2026	1,990	2,005	1,997	0.09
Masergy Holdings, Inc. (11)	L + 3.25%	4.25%	12/15/2023	13,061	13,010	13,067	0.62
Telesat, LLC (6)(8)	L + 2.75%	2.86%	12/7/2026	1,640	1,642	1,582	0.07
					26,753	26,700	1.26
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	42,750	41,490	41,487	1.96
Electrical Equipment
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	11,486	11,209	11,543	0.55
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026	33,766	33,002	33,272	1.57
ConvergeOne Holdings, Inc. (8)	L + 5.00%	5.11%	1/4/2026	34,300	33,260	33,223	1.57
CPI International, Inc. (11)	L + 3.50%	4.50%	7/26/2024	17,800	17,789	17,786	0.84
Infinite Bidco, LLC (9)	L + 3.75%	4.25%	2/24/2028	11,940	11,911	11,881	0.56
					95,962	96,162	4.54
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 7.00%	8.50%	10/4/2024	11,104	10,289	10,271	0.49
EnergySolutions, LLC (11)	L + 3.75%	4.75%	5/9/2025	17,550	17,533	17,517	0.83
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	25,750	24,420	24,398	1.15
					52,242	52,186	2.47
Entertainment
Lions Gate Capital Holdings, LLC (6)(8)	L + 2.25%	2.36%	3/24/2025	5,977	5,966	5,900	0.28
Recorded Books, Inc. (8)	L + 4.00%	4.11%	8/29/2025	5,995	6,006	5,988	0.28
					11,972	11,888	0.56
Food & Staples Retailing
Alphabet Holding Co, Inc. (8)	L + 3.50%	3.61%	9/26/2024	8,174	8,182	8,128	0.38
Food Products
Quantum Bidco, Ltd. (6)(8)	L + 6.00%	6.00%	2/5/2028	£18,500	24,381	24,953	1.18
Dole Food Company, Inc. (11)	L + 2.75%	3.75%	4/6/2024	2,962	2,971	2,965	0.14
Froneri US, Inc. (6)(8)	L + 2.25%	2.36%	1/29/2027	3,489	3,492	3,446	0.16
					30,844	31,364	1.48

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l, LLC (6)(8)	L + 3.75%	3.86%	2/27/2026	9,876	9,734	9,605	0.45
CPI Holdco, LLC (8)	L + 4.00%	4.11%	11/4/2026	13,208	13,256	13,213	0.62
Sunshine Luxembourg VII S.à r.l, LLC (6)(8)	L + 4.00%	4.00%	10/2/2026	1,867	1,863	1,868	0.09
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024	13,964	13,917	13,769	0.65
					38,770	38,455	1.81

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
CHG Healthcare Services, Inc. (11)	L + 3.00%	4.00%	6/7/2023	8,468	8,482	8,452	0.40
Covenant Surgical Partners, Inc. (7)(8)	L + 4.00%	4.11%	7/1/2026	2,489	2,437	2,447	0.12
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2028	33,136	32,572	32,567	1.54
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	4.00%	3/5/2028	3,000	2,985	2,987	0.14
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	29,648	29,648	29,648	1.40
ExamWorks Group, Inc. (11)	L + 3.25%	4.25%	7/27/2023	7,734	7,759	7,740	0.37
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024	77,481	75,583	75,544	3.58
Global Medical Response, Inc. (11)	L + 4.75%	5.75%	10/2/2025	11,804	11,853	11,785	0.56
Gordian Medical, Inc. (4)(8)	L + 6.25%	6.25%	3/29/2027	70,000	67,550	69,125	3.27
Huntsworth Limited (6)(8)	L + 6.00%	6.17%	5/11/2027	9,043	8,318	9,009	0.43
CD&R Artemis Bidco, Inc. (4)(5)(6)(7)(8)	L + 6.00%	6.17%	5/12/2027	1,299	1,195	1,270	0.06
Jayhawk Buyer, LLC (4)(7)(11)	L + 5.75%	6.75%	10/15/2026	11,637	11,453	11,492	0.54
Monroe Capital Holdings, LLC (4)(7)(11)	L + 6.75%	7.75%	9/8/2026	17,998	17,811	17,818	0.84
MPH Acquisition Holdings (6)(11)	L + 2.75%	3.75%	6/7/2023	12,600	12,618	12,546	0.59
National Mentor Holdings, Inc. (7)(10)	L + 3.75%	4.50%	2/18/2028	20,810	20,795	20,698	0.98
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	48,655	48,655	48,655	2.30
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	5.50%	2/23/2028	15,333	15,095	15,196	0.72
Pathway Vet Alliance, LLC (8)	L + 3.75%	3.86%	3/31/2027	4,982	4,978	4,960	0.23
Lanai Holding III, Inc. (11)	L + 4.75%	5.75%	8/29/2022	26,371	26,264	26,265	1.24
PetVet Care Centers, LLC (10)	L + 3.50%	4.25%	2/14/2025	8,297	8,322	8,290	0.39
Phoenix Guarantor, Inc. (8)	L + 3.25%	3.36%	3/5/2026	4,927	4,933	4,881	0.23
Phoenix Guarantor, Inc. (9)	L + 3.75%	4.25%	3/5/2026	1,355	1,355	1,346	0.06
Phoenix Guarantor, Inc. (8)	L + 3.50%	3.50%	3/5/2026	6,792	6,792	6,749	0.32
Pluto Acquisition I, Inc. (9)	L + 5.00%	5.50%	6/22/2026	307	311	308	0.01
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.25%	3/9/2026	22,275	22,275	22,275	1.05
LifePoint Health, Inc. (8)	L + 3.75%	3.86%	11/16/2025	8,000	8,019	7,993	0.38
Surgery Centers Holdings, Inc. (6)(11)	L + 3.25%	4.25%	9/3/2024	17,051	17,023	16,915	0.80
TTF Holdings, LLC (4)(8)	L + 4.50%	4.50%	3/24/2028	7,025	6,972	7,025	0.33
US Acute Care Solutions (5)(8)	6.38%	6.38%	3/1/2026	7,071	7,071	7,345	0.35
U.S. Anesthesia Partners, Inc. (11)	L + 3.00%	4.00%	6/23/2024	16,253	16,156	16,069	0.76
Unified Women's Healthcare, LLC (4)(10)	L + 4.25%	5.00%	12/16/2027	3,125	3,148	3,133	0.15
					508,428	510,533	24.14

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Technology
athenahealth, Inc. (8)	L + 4.25%	4.45%	2/11/2026	9,333	9,392	9,368	0.44
Change Healthcare Holdings, LLC (6)(11)	L + 2.50%	3.50%	3/1/2024	975	978	975	0.05
Edifecs, Inc. (4)(11)	L + 7.50%	8.50%	9/21/2026	29,884	29,737	29,735	1.41
Waystar Technologies, Inc. (8)	L + 4.00%	4.11%	10/22/2026	7,975	7,992	8,000	0.38
Netsmart Technologies, Inc. (10)	L + 4.00%	4.75%	10/1/2027	5,000	5,028	5,004	0.24
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173	68,599	68,567	3.24
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	2/22/2028	8,612	8,569	8,590	0.41
Verscend Holding Corp. (8)	L + 4.50%	4.61%	8/27/2025	5,985	6,003	5,993	0.28
Verscend Holding Corp. (8)	L + 4.00%	4.00%	8/27/2025	2,553	2,553	2,557	0.12
					138,851	138,789	6.57
Hotels, Restaurants & Leisure
IRB Holding Corp. (11)	L + 3.25%	4.25%	12/15/2027	7,980	8,020	7,961	0.38
Legends Hospitality Holdings Co., LLC	5.00%	5.00%	2/1/2026	8,738	8,808	8,902	0.42
Life Time, Inc.	5.75%	5.75%	1/15/2026	3,067	3,067	3,159	0.15
Scientific Games International, Inc. (6)(8)	L + 2.75%	2.86%	8/14/2024	8,777	8,693	8,626	0.41
Amaya US Co-Borrower, LLC (6)(8)	L + 3.50%	3.70%	7/10/2025	494	497	495	0.02
Tacala Investment Corp. (10)	L + 3.75%	4.50%	2/5/2027	17,749	17,798	17,670	0.84
					46,883	46,813	2.22
Household Durables
AI Aqua Merger Sub, Inc. (6)(11)	L + 3.25%	4.25%	12/13/2023	16,992	17,004	16,997	0.80
AI Aqua Merger Sub, Inc. (6)(7)(8)	L + 3.75%	3.75%	12/13/2023	4,346	4,341	4,369	0.21
					21,345	21,366	1.01
Independent Power and Renewable Electricity Producers
Enviva Holdings LP (4)(11)	L + 5.50%	6.50%	2/11/2026	25,000	24,755	25,063	1.18
Industrial Conglomerates
Excelitas Technologies Corp. (11)	L + 3.50%	4.50%	12/2/2024	12,966	12,972	12,982	0.61
FCG Acquisitions, Inc. (5)(8)	L + 4.00%	4.00%	3/16/2028	7,258	7,243	7,226	0.34
TSL Engineered Products, LLC (4)(6)(10)	L + 4.75%	5.50%	1/8/2028	24,500	24,258	24,439	1.15
Vertical US Newco, Inc. (6)(8)	L + 4.25%	4.48%	7/30/2027	6,978	7,040	7,003	0.33
					51,513	51,650	2.43

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.36%	5/9/2025	10,069		10,052	9,960	0.47
AssuredPartners, Inc. (8)	L + 3.50%	3.61%	2/12/2027	5,082		5,079	5,031	0.24
AssuredPartners, Inc. (5)(11)	L + 4.50%	5.50%	2/12/2027	4,987		5,042	5,005	0.24
Asurion, LLC (8)	L + 3.25%	3.36%	12/23/2026	5,554		5,561	5,526	0.26
Baldwin Risk Partners, LLC (4)(6)(10)	L + 4.00%	4.75%	10/14/2027	4,982		5,007	4,982	0.24
BroadStreet Partners, Inc. (8)	L + 3.25%	3.36%	1/27/2027	11,962		11,934	11,843	0.56
CCC Information Services, Inc. (11)	L + 3.00%	4.00%	4/29/2024	4,483		4,498	4,485	0.21
HUB International Limited (8)	L + 3.00%	3.22%	4/25/2025	6,279		6,264	6,200	0.29
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.00%	11/12/2027	10,682		10,709	10,667	0.50
Integrity Marketing Acquisition, LLC (4)(7)(8)	L + 6.25%	N/A	8/27/2025	—		(580)	(600)	(0.03)
Jones Deslauriers Insurance Management, Inc. (4)(6)(7)(10)	L + 4.25%	5.00%	3/28/2028	C$	44,624	34,919	36,000	1.70
NFP Corp. (8)	L + 3.25%	3.36%	2/15/2027	13,458		13,434	13,279	0.63
Ryan Specialty Group, LLC (10)	L + 3.00%	3.75%	9/1/2027	6,792		6,792	6,803	0.32
SG Acquisition, Inc. (4)(8)	L + 5.75%	5.86%	1/27/2027	13,391		13,193	13,190	0.62
USI, Inc. (8)	L + 3.00%	3.20%	5/16/2024	1,990		1,990	1,970	0.09
						133,894	134,341	6.34
Interactive Media & Services
AppLovin Corp. (5)(8)	L + 3.50%	3.61%	8/15/2025	3,284		3,284	3,285	0.16
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024	2,500		2,500	2,500	0.12
MH Sub I, LLC (11)	L + 3.75%	4.75%	9/13/2024	8,878		8,919	8,890	0.42
Project Boost Purchaser, LLC (8)	L + 3.50%	3.61%	6/1/2026	3,634		3,634	3,592	0.17
SurveyMonkey, Inc. (6)(8)	L + 3.75%	3.84%	10/10/2025	6,882		6,876	6,874	0.32
						25,213	25,141	1.19
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026	114,700		112,456	112,406	5.32
Shutterfly, LLC (5)	8.50%	8.50%	10/1/2026	13,217		14,114	14,347	0.68
Shutterfly, LLC (11)	L + 6.00%	7.00%	9/25/2026	5,000		5,019	5,025	0.24
Shutterfly, LLC (11)	L + 6.50%	7.50%	9/25/2026	49,645		49,938	49,769	2.35
Wireless Vision, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	12/30/2025	22,849		22,849	22,849	1.08
						204,376	204,396	9.67

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services
Ahead DB Holdings, LLC (11)	L + 5.00%	6.00%	10/13/2027	20,981	21,168	21,054	0.99
Dcert Buyer, Inc. (8)	L + 4.00%	4.11%	10/16/2026	4,345	4,354	4,343	0.21
Endurance International Group Holdings, Inc. (5)(10)	L + 3.50%	4.25%	2/10/2028	24,694	24,559	24,478	1.16
GlobalLogic Holdings, Inc. (10)	L + 3.75%	4.50%	9/14/2027	6,476	6,509	6,484	0.31
NAB Holdings, LLC (11)	L + 3.00%	4.00%	7/1/2024	4,982	4,987	4,971	0.23
Park Place Technologies, LLC (11)	L + 5.00%	6.00%	11/10/2027	40,000	38,952	40,000	1.89
Rackspace Technology Global, Inc. (6)(10)	L + 2.75%	3.50%	2/3/2028	6,474	6,442	6,425	0.30
ThoughtWorks, Inc. (5)(8)	L + 3.25%	3.25%	3/23/2028	9,375	9,352	9,367	0.44
TierPoint, LLC (10)	L + 3.75%	4.50%	5/6/2026	19,948	19,810	19,871	0.94
Virtusa Corp. (10)	L + 4.25%	5.00%	2/11/2028	4,503	4,532	4,514	0.21
					140,665	141,507	6.68
Leisure Products
Lew's Intermediate Holdings, LLC (4)(8)	L + 5.00%	5.21%	1/26/2028	26,400	26,140	26,532	1.25
Recess Holdings, Inc. (5)(11)	L + 3.75%	4.75%	9/30/2024	9,974	9,974	9,905	0.47
					36,114	36,437	1.72
Life Sciences Tools & Services
Albany Molecular Research, Inc. (11)	L + 3.25%	4.25%	8/30/2024	6,977	7,009	6,984	0.33
Cambrex Corp. (10)	L + 3.50%	4.25%	12/4/2026	9,221	9,272	9,234	0.44
Maravai Intermediate Holdings, LLC (6)(11)	L + 4.25%	5.25%	10/19/2027	1,995	2,019	2,007	0.09
					18,300	18,225	0.86
Machinery
Apex Tool Group, LLC (12)	L + 5.25%	6.50%	8/1/2024	63,577	63,658	63,652	3.02
Blount International, Inc. (5)(11)	L + 3.75%	4.75%	4/12/2023	1,163	1,157	1,167	0.06
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	4.75%	3/1/2025	5,985	5,959	5,945	0.28
Pro Mach Group, Inc. (8)	L + 2.75%	2.86%	3/7/2025	6,284	6,251	6,181	0.29
Titan Acquisition, Ltd. (6)(8)	L + 3.00%	3.27%	3/28/2025	13,063	12,934	12,821	0.61
					89,959	89,766	4.26

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media
Altice Financing S.A. (6)(8)	L + 2.75%	2.95%	1/31/2026	1,995	1,967	1,959	0.09
The EW Scripps Co. (6)(10)	L + 3.00%	3.75%	1/7/2028	499	502	498	0.02
Entercom Media Corp. (6)(8)	L + 2.50%	2.61%	11/18/2024	8,078	8,010	7,922	0.37
Radiate Holdco, LLC (10)	L + 3.50%	4.25%	9/25/2026	6,983	7,020	6,988	0.33
Terrier Media Buyer, Inc. (8)	L + 3.50%	3.61%	12/17/2026	2,987	2,997	2,965	0.14
Univision Communications, Inc. (11)	L + 3.75%	4.75%	3/15/2026	12,824	12,886	12,836	0.61
UPC Financing Partnership (6)(8)	L + 3.50%	3.61%	1/31/2029	3,000	3,021	2,996	0.14
WideOpenWest Finance, LLC (6)(11)	L + 3.25%	4.25%	8/18/2023	10,465	10,490	10,462	0.49
Ziggo Financing Partnership (6)(8)	L + 2.50%	2.61%	4/30/2028	4,000	4,004	3,965	0.19
					50,897	50,591	2.38
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	36,013	35,483	35,473	1.68
Personal Products
Paula's Choice Holdings, Inc. (4)(11)	L + 6.25%	7.25%	11/17/2025	19,875	19,349	19,825	0.94
Pharmaceuticals
Horizon Therapeutics USA, Inc. (6)(9)	L + 2.00%	2.50%	2/26/2028	6,276	6,261	6,267	0.30
Professional Services
AlixPartners LLP (9)	L + 2.75%	3.25%	2/4/2028	2,991	2,984	2,984	0.14
ALKU, LLC (4)(7)(10)	L + 5.25%	6.00%	3/1/2028	108,727	107,685	107,510	5.08
AqGen Ascensus, Inc. (11)	L + 4.00%	5.00%	12/13/2026	11,965	12,043	11,974	0.57
BMC Acquisition, Inc. (11)	L + 5.25%	6.25%	12/28/2024	5,087	5,074	5,065	0.24
BPPH2 Limited (4)(6)(8)	L + 6.75%	6.82%	3/2/2028	£25,500	34,288	33,999	1.61
Camelot US Acquisition, LLC (5)(6)(11)	L + 3.00%	4.00%	10/30/2026	4,988	5,006	4,991	0.24
Cast & Crew Payroll, LLC (8)	L + 3.75%	3.86%	2/9/2026	13,964	13,837	13,788	0.65
Deerfield Dakota Holding, LLC (11)	L + 3.75%	4.75%	4/9/2027	15,165	15,213	15,203	0.72
The Dun & Bradstreet Corporation (8)	L + 3.25%	3.36%	2/6/2026	2,985	3,002	2,973	0.14
Emerald US, Inc. (6)(8)	L + 3.50%	3.61%	7/10/2026	5,087	5,083	5,067	0.24
GI Revelation Acquisition, LLC (5)(8)	L + 5.00%	5.11%	4/16/2025	4,987	4,999	5,004	0.24
Guidehouse LLP (8)	L + 4.00%	4.11%	5/1/2025	4,520	4,509	4,529	0.21
IG Investments Holdings, LLC (11)	L + 4.00%	5.00%	5/23/2025	9,969	9,997	9,985	0.47
Minotaur Acquisition, Inc. (8)	L + 5.00%	5.11%	3/27/2026	37,086	36,987	37,101	1.75
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.75%	3.95%	5/23/2025	12,563	12,510	12,542	0.59
VT Topco, Inc. (8)	L + 3.50%	3.61%	8/1/2025	8,521	8,504	8,433	0.40
					281,721	281,148	13.29

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	55,898	54,525	54,501	2.58
Road & Rail
Grab Technology, LLC (6)(11)	L + 4.50%	5.50%	1/29/2026	29,914	29,460	30,549	1.44

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
Applied Systems, Inc. (9)	L + 3.00%	3.50%	9/19/2024	6,252	6,252	6,237	0.29
Boxer Parent Company, Inc. (8)	L + 3.75%	3.86%	10/2/2025	10,101	10,111	10,070	0.48
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.11%	4/18/2025	2,653	2,644	2,655	0.13
Delta Topco, Inc. (10)	L + 3.75%	4.50%	12/1/2027	12,500	12,569	12,502	0.59
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	90,000	88,741	88,723	4.19
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	4.50%	11/9/2027	7,980	8,011	7,966	0.38
Epicor Software Corp. (10)	L + 3.25%	4.00%	7/30/2027	1,990	2,012	1,987	0.09
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	4.19%	2/18/2027	1,990	2,011	1,992	0.09
Flexera Software, LLC (10)	L + 3.75%	4.50%	1/26/2028	13,497	13,537	13,540	0.64
Gigamon Inc. (10)	L + 3.75%	4.50%	12/27/2024	13,746	13,781	13,781	0.65
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	4.75%	12/1/2027	7,000	7,036	7,007	0.33
HS Purchaser, LLC (11)	L + 4.75%	5.75%	11/19/2026	10,887	10,938	10,962	0.52
Hyland Software, Inc. (10)	L + 3.50%	4.25%	7/1/2024	1,995	2,003	1,996	0.09
Idera, Inc. (5)(10)	L + 3.75%	4.50%	2/4/2028	22,556	22,501	22,446	1.06
Imperva, Inc. (11)	L + 4.00%	5.00%	1/12/2026	11,466	11,532	11,479	0.54
Imprivata, Inc. (9)	L + 3.75%	4.25%	12/1/2027	5,562	5,587	5,560	0.26
Informatica, LLC (8)	L + 3.25%	3.36%	2/25/2027	3,732	3,738	3,709	0.18
ION Trading Finance Ltd. (6)(8)	L + 4.75%	4.75%	3/26/2028	12,795	12,768	12,811	0.61
Ivanti Software, Inc. (11)	L + 4.75%	5.75%	12/1/2027	10,459	10,530	10,514	0.50
Ivanti Software, Inc. (10)	L + 4.00%	4.75%	12/1/2027	4,024	4,014	4,016	0.19
LD Lower Holdings, Inc. (4)(7)(11)(16)	L + 6.50%	7.50%	2/8/2026	69,875	68,516	68,478	3.25
MRI Software, LLC (4)(7)(11)	L + 5.50%	6.50%	2/10/2026	11,309	11,225	11,297	0.53
NAVEX TopCo, Inc. (8)	L + 3.25%	3.36%	9/5/2025	7,581	7,565	7,536	0.36
PaySimple, Inc. (8)	L + 5.50%	5.50%	8/23/2025	34,972	34,979	34,885	1.65
PaySimple, Inc. (8)	L + 5.50%	5.61%	8/23/2025	10,953	10,950	10,926	0.52
Perforce Software, Inc. (8)	L + 3.75%	3.86%	7/1/2026	11,770	11,762	11,675	0.55
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.11%	4/26/2024	10,961	11,001	10,946	0.52
MeridianLink, Inc. (11)	L + 4.00%	5.00%	5/30/2025	10,074	10,045	10,074	0.48
Project Leopard Holdings, Inc. (11)	L + 4.75%	5.75%	7/7/2024	15,997	16,010	15,983	0.76
Quest Software US Holdings, Inc. (6)(8)	L + 4.25%	4.46%	5/16/2025	12,080	12,096	12,089	0.57
RealPage, Inc. (8)	L + 3.75%	3.75%	2/17/2028	6,933	6,922	6,909	0.33
Rocket Software, Inc. (8)	L + 4.25%	4.36%	11/28/2025	14,954	14,983	14,948	0.71
S2P Acquisition Borrower, Inc. (6)(8)	L + 4.00%	4.11%	8/14/2026	2,987	2,998	2,993	0.14
Sophia LP (10)	L + 3.75%	4.50%	10/7/2027	4,988	5,018	4,992	0.24
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	66,000	64,474	64,459	3.05

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Storable, Inc. (9)	L + 3.25%	3.75%	2/26/2028	1,370	1,366	1,359	0.06
Surf Holdings, LLC (6)(8)	L + 3.50%	3.68%	3/5/2027	7,791	7,795	7,725	0.37
Vision Solutions, Inc. (10)	L + 4.25%	5.00%	3/4/2028	34,915	34,740	34,740	1.64
The Ultimate Software Group, Inc. (10)	L + 3.25%	4.00%	5/4/2026	7,973	7,997	7,984	0.38
Veritas US, Inc. (6)(11)	L + 5.00%	6.00%	9/1/2025	5,682	5,711	5,700	0.27
Vero Parent, Inc. (5)(10)	L + 4.75%	5.50%	8/16/2024	1,995	2,000	1,995	0.09
Virgin Pulse, Inc. (4)(8)	L + 4.00%	4.00%	4/6/2028	42,553	42,127	42,394	2.00
ZoomInfo, LLC (8)	L + 3.00%	3.11%	2/2/2026	2,000	2,000	2,000	0.09
					642,596	642,040	30.37
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	30,000	29,335	29,400	1.39
EG America, LLC (6)(8)	L + 4.50%	4.50%	3/10/2026	6,068	6,007	6,015	0.28
Party City Holdings, Inc. (6)	8.75%	8.75%	2/15/2026	1,416	1,415	1,461	0.07
Petco Health & Wellness Co, Inc. (10)	L + 3.25%	4.00%	2/24/2028	14,969	14,938	14,934	0.71
PetSmart, Inc.	4.75%	4.75%	2/15/2028	7,018	7,018	7,186	0.34
PetSmart, Inc. (5)(10)	L + 3.75%	4.50%	2/11/2028	3,295	3,262	3,294	0.16
					61,975	62,290	2.95
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (11)	L + 6.25%	7.25%	5/1/2024	19,950	20,047	20,112	0.95
Lytx, Inc. (4)(11)	L + 6.00%	7.00%	2/28/2026	5,375	5,363	5,308	0.25
					25,410	25,420	1.20
Textiles, Apparel & Luxury Goods
S&S Holdings, LLC (9)	L + 5.00%	5.50%	3/4/2028	30,000	29,100	29,288	1.38
Trading Companies & Distributors
The Cook & Boardman Group, LLC (11)(16)	L + 5.75%	6.75%	10/17/2025	24,278	23,125	23,711	1.12
DiversiTech Holdings, Inc. (4)(11)	L + 3.00%	4.00%	6/3/2024	1,100	1,100	1,097	0.05
DiversiTech Holdings, Inc. (11)	L + 3.25%	4.25%	12/3/2024	9,808	9,823	9,777	0.46
Foundation Building Materials, Inc. (9)	L + 3.25%	3.75%	2/3/2028	2,159	2,156	2,142	0.10
Core & Main LP (11)	L + 2.75%	3.75%	8/1/2024	7,585	7,601	7,569	0.36
The Hillman Group (7)(8)	L + 4.00%	4.11%	5/31/2025	7,974	7,991	7,981	0.38
The Hillman Group (8)	L + 3.25%	3.25%	2/23/2028	6,872	6,855	6,843	0.32
LBM Acquisition, LLC (7)(10)	L + 3.75%	4.50%	12/17/2027	7,124	7,150	7,102	0.34
NESCO Holdings II, Inc. (6)	5.50%	5.50%	4/15/2029	2,344	2,344	2,407	0.11
Park River Holdings, Inc. (10)	L + 3.25%	4.00%	12/28/2027	15,171	15,172	15,108	0.71
SRS Distribution, Inc. (8)	L + 3.00%	3.11%	5/23/2025	11,277	11,247	11,142	0.53
					94,564	94,879	4.48

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (7)(8)	L + 4.75%	5.75%	11/12/2027	12,181		12,307	12,253	0.58
Liquid Tech Solutions Holdings, LLC (4)(11)	L + 4.75%	5.50%	3/19/2028	15,500		15,423	15,481	0.73
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024	42,945		42,945	42,945	2.03
						70,675	70,679	3.34
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	L + 4.00%	4.75%	12/17/2027	7,049		7,099	7,068	0.33
Total First Lien Debt						$4,968,904	$4,978,641	235.29%
Second Lien Debt
Aerospace & Defense
Peraton Corp. (4)(5)(8)	L + 7.75%	7.75%	2/26/2029	75,000		73,875	76,500	3.62
Chemicals
NIC Acquisition Corp. (10)	L + 7.75%	8.50%	12/29/2028	31,500		31,036	31,973	1.51
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (4)(10)	L + 6.75%	7.50%	3/18/2029	29,464		29,317	29,612	1.40
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L + 8.75%	9.75%	12/31/2028	34,895		34,208	34,371	1.62
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC (5)(9)	L + 7.00%	7.50%	2/24/2029	20,833		20,730	20,964	0.99
Insurance
Jones Deslauriers Insurance Management, Inc. (4)(6)(7)(10)	L + 7.50%	8.25%	3/26/2029	C$	20,859	16,240	16,885	0.80
Interactive Media & Services
MH Sub I, LLC (8)	L + 6.25%	6.36%	2/12/2029	15,113		15,076	15,227	0.72
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	7.11%	2/16/2029	27,335		27,267	27,591	1.30
Professional Services
GI Revelation Acquisition, LLC (5)(8)	L + 9.00%	9.11%	4/16/2026	5,028		5,063	5,037	0.24
Software
Idera, Inc. (5)(10)	L + 6.75%	7.50%	2/4/2029	25,000		24,813	25,062	1.18
Quest Software US Holdings, Inc. (5)(6)(8)	L + 8.25%	8.46%	5/18/2026	11,098		11,104	11,109	0.52
Vision Solutions, Inc. (5)(8)	L + 7.50%	7.50%	3/4/2029	70,000		69,300	70,292	3.32
Virgin Pulse, Inc. (4)(5)(8)	L + 7.50%	7.50%	3/30/2029	22,000		21,780	22,220	1.05
						126,997	128,683	6.07
Transportation Infrastructure
Drive Chassis Holdco, LLC (5)(8)	L + 8.25%	8.48%	4/10/2026	7,575		7,648	7,702	0.36
Total Second Lien Debt						$387,457	$394,545	18.63%

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Unsecured Debt
Communications Equipment
Plantronics, Inc. (5)(6)	4.75%	4.75%	3/1/2029	22,590	22,590	22,251	1.05
IT Services
Endurance International Group Holdings, Inc. (5)	6.00%	6.00%	2/15/2029	27,000	26,604	26,423	1.25
Trading Companies & Distributors
Foundation Building Materials, Inc. (5)	6.00%	6.00%	3/1/2029	5,000	5,039	4,944	0.23
Total Unsecured Debt					$54,233	$53,618	2.53%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				52,143	$125	$125	0.01%
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	4,336	4,336	0.20
					4,461	4,461	0.21
Air Freight & Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,077	0.05
Total Equity					$5,538	$5,538	0.26%
Total Investments - non-controlled/non-affiliated					$5,416,132	$5,432,342	256.71%
Investments - non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(15)					$401	$401	0.02%
Total Equity					$401	$401	0.02%
Total Investments - non-controlled/affiliated					$401	$401	0.02%
Investments - controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(15)					$1,421	$1,421	0.07%
Total Equity					$1,421	$1,421	0.07%
Total Investments - controlled/affiliated					$1,421	$1,421	0.07%
Total Investment Portfolio					$5,417,954	$5,434,164	256.80%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$119,263	$119,263	5.64%
Total Portfolio Investments, Cash and Cash Equivalents					$5,537,217	$5,553,427	262.44%

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for our variable rate loans were the 30-day L at 0.11%, the 90-day L at 0.19% and the 180-day L at 0.21% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%.
(3)    The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4)    These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)    These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)    The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, non-qualifying assets represented 17.3% of total assets as calculated in accordance with regulatory requirements.

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)
(7)    Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	12/13/2023	$3,154	$—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	13,018	(130)
Albireo Energy, LLC	Revolver	12/23/2026	2,604	(26)
ALKU, LLC	Revolver	3/1/2027	12,987	(162)
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	2,189	—
CD&R Artemis Bidco, Inc.	Delayed Draw Term Loan	6/9/2022	9,740	—
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/31/2022	14,050	(115)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	11,176	(357)
Covenant Surgical Partners, Inc.	Delayed Draw Term Loan	7/1/2026	505	—
Dana Kepner Company, LLC	Delayed Draw Term Loan	12/29/2021	6,250	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	9,586	(72)
DG Investment Intermediate Holdings 2, Inc.	Delayed Draw Term Loan	3/5/2028	505	—
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2023	17,649	(176)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	40,000	(600)
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2021	667	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/26/2022	8,853	—
Jones Deslauriers Insurance Management, Inc.(2nd lien)	Delayed Draw Term Loan	3/26/2022	2,386	—
LBM Acquisition, LLC	Delayed Draw Term Loan	12/17/2027	1,583	(4)
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	1,303	(13)
Monroe Capital Holdings, LLC	Delayed Draw Term Loan	6/8/2022	2,000	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	8,600	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	276	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	1,522	—
MRI Software, LLC	Revolver	2/10/2026	639	—
National Mentor Holdings, Inc.	Delayed Draw Term Loan	2/18/2028	2,215	(11)
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2021	61,750	—
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	9,896	—
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	3/2/2028	7,200	—
Peraton Corp.	Delayed Draw Term Loan	2/1/2028	38,414	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	15,545	(194)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	15,200	(102)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	11,400	(77)
SelectQuote, Inc.	Delayed Draw Term Loan	11/5/2024	78,250	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	22,132	(221)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	4/16/2021	1,110	—
The Hillman Group	Delayed Draw Term Loan	2/23/2028	1,395	—
TricorBraun Holdings, Inc.	Delayed Draw Term Loan	3/3/2028	335	—
Wireless Vision, LLC	Delayed Draw Term Loan	12/30/2025	2,092	—
Forward purchase obligation (as defined in Note 7)			190,339	1,910
Total Unfunded Commitments			$699,428	$(821)

(8)    There are no interest rate floors on these investments.

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)
(9)    The interest rate floor on these investments as of March 31, 2021 was 0.50%.
(10)    The interest rate floor on these investments as of March 31, 2021 was 0.75%.
(11)    The interest rate floor on these investments as of March 31, 2021 was 1.00%.
(12)    The interest rate floor on these investments as of March 31, 2021 was 1.25%.
(13)    The interest rate floor on these investments as of March 31, 2021 was 1.50%.
(14)     For unsettled positions the interest rate does not include the base rate.
(15)    Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2021, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2021	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$—	$401	$—	$—	$401	$—
Controlled/Affiliated Investments
GSO DL Co-Invest CI LP	—	1,421	—	—	1,421	—
Total	$—	$1,822	$—	$—	$1,822	$—

(16)     This investment is also held by the Financing Provider. See Note 7 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of private middle market U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions). The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. middle market companies through (i) first lien senior secured and unitranche loans (generally with total investment sizes less than $300 million, which criteria may change from time to time) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit (generally with total investment sizes less than $100 million, which criteria may change from time to time), as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also dynamically invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company offers to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its common shares.
The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares, and the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. As of January 7, 2021, the Company had satisfied the minimum offering requirement and commenced its operations after the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares, and 29,809,301 Class I shares at an offering price of $25.00 per share; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814.0 million to the Company as payment for such shares.
The three months ended March 31, 2021 represents the period from January 7, 2021 (commencement of operations) to March 31, 2021.
Note 2. Significant Accounting Policies

Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). U.S. GAAP for an investment company requires investments to be recorded at fair value.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.

Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.
As of March 31, 2021, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Siris Peak Funding LLC (“Siris Peak Funding”) and BCRED Summit Peak Funding (“Summit Peak Funding”).
As of December 31, 2020, amounts presented in the financial statements are unconsolidated as the Company had no subsidiaries.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “– Note 5. Fair Value Measurements.”

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller. All price overrides require approval from the Board.
Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
With respect to the quarterly valuation of investments, the Company’s Board undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms engaged by the Board prepare valuations of all the Company’s investments over a de minimis threshold. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms’ valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with the Company’s valuation policy, pursuant to authority delegated by the Board of Trustees.

As part of the valuation process, the Board will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.
The Board has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board may reasonably rely on that assistance. However, the Board is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2021, the Company had $84.1 million of receivables for investments sold. As of March 31, 2021, the Company had $1,609.4 million of payables for investments purchased.

Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value through current period gains or losses.
In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.

Forward Purchase Agreement
The Company is party to a forward purchase agreement (the "Facility Agreement", defined in Note 7) whereby it is obligated to purchase certain assets that were acquired by the Financing Provider, subject to certain contingencies.
Forward purchase agreements are recognized at fair value through current period gains or losses on the date on which the contract is entered into and are subsequently re-measured at fair value. All forward purchase agreements are carried as assets when fair value is positive and as liabilities when fair value is negative. A forward purchase agreement is derecognized when the obligation specified in the contract is discharged, canceled or expired.
Foreign Currency Transactions
Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2021, the Company recorded $0.9 million in non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2021, the Company recorded PIK income of $0.1 million.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Organization and Offering Expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

For the three months ended March 31, 2021, the Company accrued organization costs of $1.1 million and offering costs of $0.8 million.

Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.

Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
For the three months ended March 31, 2021, the Company did not incur any U.S. federal exercise tax.

Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.

Distributions
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.

Recent Accounting Pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the LIBOR (London Interbank Offered Rate) or other interbank-offered based reference rates as of the end of December 2021. Management continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement
On October 5, 2020, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. The Adviser has agreed to waive the management fee and incentive fee based on income through July 7, 2021.
Base Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The management fee calculation will be prorated for any partial months, including the first calendar month in which the Company commenced operations.

For the three months ended March 31, 2021, base management fees representing $4.4 million were fully waived. As of March 31, 2021 and December 31, 2020, there were no amounts payable to the Adviser relating to management fees.
Incentive Fees
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below.
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
The Company pays its Adviser an income based incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-

up.” This “catch-up” is meant to provide the Adviser with approximately 12.5% of Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).
These calculations are prorated for any period of less than three months, including the first quarter the Company commences operations, and are adjusted for any share issuances or repurchases during the relevant quarter.
(ii) Capital gains based incentive fee
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

For the three months ended March 31, 2021, the Company accrued income based incentive fees of $2.8 million, which were fully waived. As of March 31, 2021 and December 31, 2020, there were no amounts payable to the Adviser for the income based incentive fees. For the three months ended March 31, 2021 the Company accrued capital gains incentive fees of $2.8 million, none of which was payable as of March 31, 2021 under the Investment Advisory Agreement.
Administration Agreement
On October 5, 2020, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (the “SEC”) and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
For the three months ended March 31, 2021, the Company incurred $0.3 million in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, $0.3 million and $0.0 million, respectively, was unpaid and included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities, respectively.

Sub-Administration Agreement
On October 5, 2020, the Administrator entered into a sub-administration agreement (the “Sub Administration Agreement”) with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.
Intermediary Manager Agreement
On October 5, 2020, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P. (the “Intermediary Manager”), an affiliate of the Adviser. Pursuant to the Intermediary Manager Agreement, no upfront transaction fee will be paid with respect to Class S shares, Class D shares or Class I shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 1.5% cap on NAV for Class D shares and 3.5% cap on NAV for Class S shares. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its common shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.
The Company will cease paying the shareholder servicing and/or distribution fees on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the offering on which, in the aggregate, underwriting compensation from all sources in connection with the offering, including the shareholder servicing and/or distribution fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary offering. In addition, consistent with the exemptive relief allowing the Company to offer multiple classes of shares, at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to the shares held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such shares (or a lower limit as determined by the Intermediary Manager or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on the Class S shares and Class D shares in such shareholder’s account. Compensation paid with respect to the shares in a shareholder’s account will be allocated among each share such that the compensation paid with respect to each individual share will not exceed 10% of the offering price of such share. The Company may modify this requirement in a manner that is consistent with applicable exemptive relief. At the end of such month, the Class S shares or Class D shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares.
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
Distribution and Servicing Plan
On October 5, 2020, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—
The shareholder servicing and/or distribution fees is paid monthly in arrears , calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.
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
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

For the three months ended March 31, 2021, the Company accrued distribution and shareholder servicing fees of $0.4 million, which were attributable to Class S shares.

Expense Support and Conditional Reimbursement Agreement
On October 5, 2020, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
January 31, 2021	$1,608	$—	$1,608
February 28, 2021	591	—	591
March 31, 2021	—	—	—
Total	$2,199	$—	$2,199
For the three months ended March 31, 2021, the Adviser made Expense Payments in the amount of $2.2 million and there were no Reimbursement Payments made to the Adviser.

Escrow Agreement
On October 5, 2020, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company received purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board has authorized the release of the escrowed purchase order proceeds to the Company, which occurred on January 7, 2021.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,968,904	$4,978,641	91.61%
Second lien debt	387,457	394,545	7.26
Unsecured debt	54,233	53,618	0.99
Equity investments	7,360	7,360	0.14
Total	$5,417,954	$5,434,164	100.00%
The industry composition of investments at fair value was as follows:

March 31, 2021
Aerospace & Defense	2.82%
Air Freight & Logistics	5.65
Airlines	0.14
Auto Components	0.14
Beverages	0.25
Building Products	8.41
Capital Markets	0.63
Chemicals	2.36
Commercial Services & Supplies	4.14
Communications Equipment	0.48
Construction Materials	0.27
Construction & Engineering	3.79
Containers & Packaging	1.13
Distributors	2.21
Diversified Consumer Services	1.05
Diversified Financial Services	3.48

Diversified Telecommunication Services	0.49
Electrical Equipment	0.21
Electronic Equipment, Instruments & Components	2.16
Electric Utilities	0.76
Energy Equipment & Services	0.96
Entertainment	0.22
Food & Staples Retailing	0.15
Food Products	0.58
Health Care Equipment & Supplies	0.71
Health Care Providers & Services	9.40
Health Care Technology	2.55
Hotels, Restaurants & Leisure	0.86
Household Durables	0.39
Independent Power and Renewable Electricity Producers	0.46
Industrial Conglomerates	0.95
Insurance	2.78
Interactive Media & Services	0.74
Internet & Direct Marketing Retail	3.76
IT Services	3.60
Leisure Products	0.67
Life Sciences Tools & Services	0.34
Machinery	1.65
Media	0.93
Oil, Gas & Consumable Fuels	0.65
Personal Products	0.36
Pharmaceuticals	0.12
Professional Services	5.27
Real Estate Management & Development	1.00
Road & Rail	0.56
Software	14.18
Specialty Retail	1.17
Technology Hardware, Storage & Peripherals	0.47
Textiles, Apparel & Luxury Goods	0.54
Trading Companies & Distributors	1.84
Transportation Infrastructure	1.44
Wireless Telecommunication Services	0.13
Total	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,139,912	$5,153,615	94.83%	243.54%
Canada	154,887	156,367	2.88	7.39
Europe	123,155	124,182	2.29	5.87
Total	$5,417,954	$5,434,164	100.00%	256.80%
As of March 31, 2021, no loans in the portfolio were on non-accrual status.
As of March 31, 2021, on a fair value basis, approximately 98.2% of our performing debt investments bore interest at a floating rate and approximately 1.8% of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.
•Level 2:  Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include debt and equity investments in privately held entities, collateralized loan obligations (“CLOs”) and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.
In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

In the absence of independent, reliable market quotes, an enterprise value analysis is typically performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired.  Enterprise value (“EV”) means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time.  When an investment is valued using an EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e. “waterfall” allocation).
If debt investments are credit-impaired, which occurs when there is insufficient coverage under the EV analysis through the respective investment’s position in the capital structure, the Adviser uses the enterprise value “waterfall” approach or a recovery method (if a liquidation or restructuring is deemed likely) to determine fair value.  For debt investments that are not determined to be credit-impaired, the Adviser uses a market interest rate yield analysis (discussed below) to determine fair value.
The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV.  The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g. such as revenues, cash flows or net income) (“Performance Multiple”).  Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any.  The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates.  The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company, which is more common with control investments.
Subsequently, for non-control debt investments that are not credit-impaired, and where there is an absence of available market quotations, fair value is determined using a yield analysis. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield.  A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles.  The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.  The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.
The following table presents the fair value hierarchy of financial instruments:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$2,412,076	$2,566,565	$4,978,641
Second lien debt	—	214,957	179,588	394,545
Unsecured debt	—	53,618	—	53,618
Equity investments	—	—	7,360	7,360
Total investments	—	2,680,651	2,753,513	5,434,164
Forward purchase obligation	—	—	1,910	1,910
Total	$—	$2,680,651	$2,755,423	$5,436,074
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments	2,576,285	175,408	7,360	2,759,053	—
Proceeds from principal repayments and sales of investments	(20,023)	—	—	(20,023)	(1,461)
Accretion of discount/amortization of premium	1,392	11	—	1,403	—
Net realized gain (loss)	(15)	—	—	(15)	1,461
Net change in unrealized appreciation (depreciation)	8,926	4,169	—	13,095	1,910
Fair value, end of period	$2,566,565	$179,588	$7,360	$2,753,513	$1,910
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2021 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$8,926	$4,169	$—	$13,095	$1,910
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Investments in first lien debt	$2,112,613	Yield analysis	Discount rate	4.28%	11.55%	7.67%
	453,952	Market quotations	Broker quoted price	98.25	100.75	99.79
	2,566,565
Investments in second lien debt	34,371	Yield analysis	Discount rate	10.66%	10.66%	10.66%
	145,217	Market quotations	Broker quoted price	100.50	102.00	101.45
	179,588
Investments in equity	7,360	Market approach	Performance multiple	8.50x	16.00x	14.11x
Forward purchase obligation (1)	402	Yield analysis	Discount rate	6.86%	8.30%	7.51%
	1,508	Market quotations	Broker quoted price	97.67	100.18	99.33
Total	$2,755,423
(1)The forward purchase obligation (as defined in Note 7) is valued as the excess of the (a) agreed upon purchase price under the Facility Agreement over the (b) fair value of the underlying investments, which is calculated in the same manner as the Company’s debt investments.
(2)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the performance multiple. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in quoted prices or performance multiples would result in a significantly lower fair value measurement.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2021, approximates its carrying value as the credit facilities have variable interest based on selected short term rates.
Other
The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value and the forward purchase obligation, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021, the Company’s asset coverage was 191.5%.
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding and Siris Peak Funding, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
The obligations of each SPV to the lenders under the applicable SPV Financing Facility are secured by a first priority security interest in all of the applicable SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the applicable SPV.
In connection with the SPV Financing Facilities, the applicable SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Each SPV Financing Facility contains customary events of default for similar financing transactions, including if a change of control of the applicable SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the applicable SPV Financing Facility may declare the outstanding advances and all other obligations under the applicable SPV Financing Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the applicable SPV obtain the consent of the lenders under the applicable SPV Financing Facility prior to entering into any sale or disposition with respect to portfolio investments.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association, serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.
Advances under the Bard Peak Funding Facility initially bear interest at a per annum rate equal to the three-month LIBOR in effect, plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility. After March 15, 2024, the applicable margin on all outstanding advances will be 3.15% per annum. Effective July 15, 2021, Bard Peak Funding will pay a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than

25%, based on the average daily unused amount of the financing commitments until March 15, 2024, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
The initial principal amount of the commitments under the Bard Peak Funding Facility is $600 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak and to make advances under delayed draw term loans and revolving loans where Bard Peak is a lender. The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under credit facility must be repaid by March 15, 2026.
On March 15, 2021, concurrent with the closing of the Bard Peak Funding Facility, Maple Park (as defined in Note 7) merged with and into Bard Peak (the “Merger”) pursuant to an Agreement and Plan of Merger, with Bard Peak the surviving entity of the Merger.
Upon consummation of the Merger, Bard Peak used the proceeds of borrowings under the Bard Peak Funding Facility to repay in full all outstanding indebtedness under the Syndicated Warehouse (as defined in Note 7); and to redeem in full the Subordinated Notes (as defined in Note 7).
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the Bard Peak Funding Facility.
Castle Peak Funding Facility
On January 8, 2021, Castle Peak Funding entered into a senior secured revolving credit facility (the “Castle Peak Funding Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Castle Peak Funding Facility.
Advances used to finance the purchase or origination of broadly syndicated loans under the Castle Peak Funding Facility initially bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 1.50% per annum. Advances used to finance the purchase or origination of middle market loans under the Castle Peak Funding Facility initially bear interest at a per annum rate equal to LIBOR plus the applicable margin of 2.00% per annum. After January 8, 2024, the applicable margin on outstanding advances will be increased by 1.00% per annum. Castle Peak Funding pays a commitment fee of 1.85% per annum if the unused facility amount is greater than 30% or 0.50% per annum if the unused facility amount is less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments until January 8, 2024, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
The initial principal amount of the Castle Peak Funding Facility was $200 million. On March 15, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $800 million under an accordion feature. Proceeds from borrowings under the Castle Peak Funding Facility may be used to fund portfolio investments by Castle Peak and to make advances under revolving loans or delayed draw term loans where Castle Peak is a lender. The period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 8, 2024, and the Castle Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 8, 2026.
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the Castle Peak Funding Facility.
Maroon Peak Funding Facility
On January 28, 2021, Maroon Peak Funding entered into a senior secured revolving credit facility (the “Maroon Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). Morgan Stanley Senior Funding, Inc. serves as administrative agent , U.S. Bank National Association, serves as collateral agent and the Company serves as collateral manager under the Maroon Peak Funding Facility.
Advances may be used to finance the purchase or origination of broadly syndicated loans under the Maroon Peak Funding Facility and initially bear interest at a per annum rate equal to the three-month LIBOR then in effect plus the applicable spread of 1.30% per annum. After January 28, 2022, the applicable spread on outstanding advances will increase to 2.00% per annum. Effective July 28, 2021, Maroon Peak Funding will pay a commitment fee of 0.50% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Maroon Peak Funding and MS.
The initial principal amount of the Maroon Peak Funding Facility was $500 million. On February 26, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $560 million, and on March 23, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $1.0 billion. Proceeds from borrowings under the Maroon Peak Funding Facility may be used to fund portfolio investments by Maroon Peak and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender. All amounts outstanding under the Maroon Peak Funding Facility must be repaid by January 28, 2023, unless the parties have entered into an extension agreement.
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the Maroon Peak Funding Facility.
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (the “Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Fund serves as servicer under the Summit Peak Funding Facility.
Advances used to finance the purchase or origination of broadly syndicated loans under the Summit Peak Funding Facility initially bear interest at a blended per annum rate adjusted monthly based on the proportion of the broadly syndicated loans in the portfolio to the proportion of middle market loans in the portfolio, with the rate attributable to broadly syndicated loans equal to the three-month LIBOR plus the applicable margin of 1.50% per annum, and the rate attributable to middle market loans equal to LIBOR plus the applicable margin of 2.15% per annum, and with such blended rate subject to a floor of LIBOR plus 2.00% per annum. Effective September 3, 2021, Summit Peak Funding will pay a commitment fee of 0.25% per annum if the unused facility amount is greater than 25% based on the average daily unused amount of the financing commitments, and effective January 3, 2022, such fee shall increase to 0.40% per annum, terminating on March 1, 2024, in addition to certain other fees as agreed between Summit Peak Funding and SG.
The initial principal amount of the Summit Peak Funding Facility is $500 million. Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender. The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 1, 2024, and the Summit Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 3, 2026.
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the Summit Funding Facility.
Denali Peak Funding Facility
Pursuant to the Purchase Agreement (as defined in Note 10), Denali Peak Funding is now indirectly wholly-owned by the Company. Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”), which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. DB serves as agent, U.S. Bank National Association serves as collateral agent and collateral custodian and Twin Peaks (as defined in Note 10) serves as servicer under the Denali Peak Funding Facility.
Advances under the Denali Peak Funding Facility initially bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 2.00% per annum. After October 11, 2021, the applicable margin on outstanding advances will be increased by 0.25% per annum.
As of March 31, 2021, the maximum commitment amount of the Denali Peak Funding Facility was $171.7 million, which was fully drawn. Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender. The period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on October 11, 2021, and the Denali Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 11, 2023.

As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the Denali Peak Funding Facility.
Siris Peak Funding Facility
Pursuant to the Purchase Agreement (as defined in Note 10), Siris Peak Funding is now indirectly wholly-owned by the Company. Siris Peak Funding is party to a senior secured credit facility (the “Siris Peak Funding Facility”), dated as of October 11, 2018, with SG, which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. SG serves as agent, Citibank N.A. serves as collateral agent and collateral custodian, Virtus Group, LP serves as collateral administrator and Twin Peaks (as defined in Note 10) serves as servicer under the Siris Peak Funding Facility.

Advances under the Siris Peak Funding Facility bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 2.25% per annum.

As of March 31, 2021, the maximum commitment amount of the Siris Peak Funding Facility was $165.9 million, which was fully drawn and which may not be reborrowed once repaid. Proceeds from borrowings under the Siris Peak Funding Facility may be used to fund portfolio investments by Siris Peak Funding and to make advances under revolving loans where Siris Peak Funding is a lender. The Siris Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 11, 2023.
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the Siris Funding Facility.
The Company’s outstanding debt obligations were as follows:

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$600,000	$349,600	$349,600	$250,400	$98,285
Castle Peak Funding Facility (3)	800,000	593,325	593,325	206,675	144,283
Maroon Peak Funding Facility	1,000,000	251,122	251,122	748,878	11,061
Summit Peak Funding Facility (4)	500,000	391,168	391,168	108,832	—
Denali Peak Funding Facility	171,730	171,730	171,730	—	—
Siris Peak Funding Facility	165,919	165,919	165,919	—	—
Total	$3,237,649	$1,922,864	$1,922,864	$1,314,785	$253,629
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 32.2 million and 24.7 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 32.2 million.

As of March 31, 2021, $3.5 million of interest expense and $0.0 million of unused commitment fees were included in interest payable. For the three months ended March 31, 2021, the weighted average interest rate on all borrowings outstanding was 1.96% (including unused fees) and the average principal debt outstanding was $653.5 million.
The components of interest expense were as follows:

Three Months Ended March 31, 2021
Borrowing interest expense	$2,871
Facility unused fees	112
Amortization of financing costs	457
Total interest expense	$3,440
Cash paid for interest expense	$501

Note 7. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $509.1 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of March 31, 2021, the Company estimates that it had $1,463.5 million of investments that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021, management is not aware of any pending or threatened material litigation.
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
Facility Agreement
On November 2, 2020, the Company entered into the Facility Agreement, which was subsequently amended on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to middle market companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company may elect to purchase, and in certain events the Company will be required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company satisfied the Capital Condition, which occurred on January 7, 2021, it had no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waived the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”)), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.
Effective January 7, 2021, the Company has a contractual obligation to acquire all assets under the Facility Agreement through a forward purchase agreement on or before June 30, 2021. The mark-to-market gain/loss of all investments held by the Financing Provider, in addition to other economic rights and obligations held by the Company, are recognized in the

Company’s consolidated financial statements. These gains (losses) are realized at the time the Company settles on the purchases of each underlying asset from the Financing Provider. For the three months ended March 31, 2021, the Company acquired $439.9 million of investments from the Financing Provider, resulting in net realized gains of $1.5 million. For the three months ended March 31, 2021, the Company recorded unrealized gains of $1.9 million relating to this forward purchase obligation. The Company did not, however, have any direct interest in the underlying assets held by the Financing Provider, and therefore, such assets were not included in the Company’s consolidated financial statements.
As of March 31, 2021, there were six loans (consisting of six portfolio companies with $190.3 million in aggregate principal amount) that the Financing Provider previously acquired with a fair market value of $188.2 million as compared to a $186.3 million purchase obligation relating to the Facility Agreement. See below for detail of investments held by Financing Provider at March 31, 2021:

First Lien Debt Investment	Reference Rate and Spread	Maturity Date	Fair Value
ALKU, LLC	L + 5.25%	3/1/2028	$59,400
The Cook & Boardman Group, LLC	L + 5.75%	10/17/2025	21,975
Livingston International, Inc.	L + 5.75%	4/30/2026	12,776
Latham Pool Products, Inc.	L + 6.00%	6/18/2025	25,044
LD Lower Holdings, Inc.	L + 6.50%	2/8/2026	49,000
McCarthy and Stone, Inc.	L +7.00%	3/9/2026	20,000
Total investments held by Financing Provider			$188,195
As of December 31, 2020, there were 19 loans (consisting of 15 portfolio companies) that the Financing Provider previously acquired with a fair market value of $443.8 million as compared to a $442.5 million purchase obligation relating to the Facility Agreement (including fees payable to the Financing Provider).
Syndicated Warehouse
On November 3, 2020, the Company entered into a purchase and sale agreement (the “PSA”) with Sente Master Fund, L.P. and Vibrant Ambar Fund, Ltd. (together, the “Sellers”). Under the PSA, if the Company has raised at least $200 million of equity capital by April 15, 2021, then the Company or its designee must arrange one or more transactions sufficient to repay all outstanding amounts under the Syndicated Warehouse with commitments of up to $255 million of Maple Park CLO, Ltd. (“Maple Park”), an entity expected to hold primarily broadly syndicated loans with a target portfolio size of $300 million that is managed by an affiliate of the Company, and to redeem in full the subordinated notes (the “Subordinated Notes”) issued by Maple Park. The Company satisfied the condition described above on January 7, 2021.
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
On January 8, 2021, the Company exercised its right to acquire the equity interests of the Syndicated Warehouse, effectively acquiring the assets and liabilities of Maple Park for a total purchase price of $45.7 million, which included $2.8 million paid to a minority interest holder shortly thereafter. This transaction resulted in a realized gain of $2.3 million, which represented the excess of fair value of the net assets acquired over the total consideration paid for the Subordinated Notes in the Syndicated Warehouse on the date of acquisition.
The following table summarizes the assets and liabilities of Maple Park as of the acquisition date:

January 8, 2021
ASSETS
Investments at fair value	$300,464
Cash and cash equivalents	1,679
Interest receivable	394
Total assets	302,537
LIABILITIES
Debt	134,000
Payable for investments purchased	120,451
Interest payable	33
Total liabilities	254,484
NET ASSETS
Total net assets	48,053
Total liabilities and net assets	$302,537
Other Transactions

In December 2020, the Company entered into arrangements with two unaffiliated counterparties (the “Counterparties”) to sell certain investments that were owned and held by the Counterparties at the Company’s request. Prior to the sale to the Company, the investments were owned and held solely for the account of the Counterparties until the Capital Condition was met. The Company is obligated to pay a certain premium (up to 0.30% of total principal of the investment), upon purchasing the investments, to the Counterparties. The Capital Condition was met on January 7, 2021.
In January 2021, the Company purchased investments from the Counterparties (including two revolvers and two delayed draw term loans) having an aggregate cost basis (including fees payable to Counterparties) and fair market value of $149.2 million and $148.8 million, respectively, resulting in an unrealized loss of $0.4 million.
Note 8. Net Assets
In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class S and Class D common shares of beneficial interest at $0.01 per share par value. On August 18, 2020, an affiliate of the Adviser purchased 60 shares of the Company’s Class I shares of beneficial interest at $25.00 per share. On October 21, 2020, an affiliate of the Adviser purchased 2,000 shares of the Company’s Class I shares of beneficial interest at $25.00 per share in a private offering.
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
The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	71,705,308	$1,805,447
Distributions reinvested	191,439	4,848
Repurchased	—	—
Net increase (decrease)	71,896,747	$1,810,295
CLASS S
Subscriptions	11,108,190	$280,288
Distributions reinvested	22,700	575
Repurchased	—	—
Net increase (decrease)	11,130,890	$280,863
Total net increase (decrease)	83,027,637	$2,091,158
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I and Class S common shares of beneficial interest during the three months ended March 31, 2021:

	NAV Per Share
For the Months Ended	Class I	Class S
January 31, 2021	$25.25	$25.25
February 28, 2021	25.36	25.36
March 31, 2021	25.49	25.49
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I and Class S common shares of beneficial interest. The following table presents distributions that were declared during the three months ended March 31, 2021:

			Class I		Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483	0.1281	1,426
			$0.4036	$21,120	$0.3539	$2,530
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.
Through March 31, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2021:

	Class I		Class S
Source of Distribution(1)	Per Share	Amount	Per Share	Amount
Net investment income	$0.4036	$21,120	$0.3539	$2,530
Net realized gains	—	—	—	—
Total	$0.4036	$21,120	$0.3539	$2,530
(1)A portion of the January 2021 and February 2021 distributions were estimated to be from realized short-term capital gains. However, as of March 31, 2021, all distributions were paid from net investment income as the cumulative net investment income exceeded the distribution amount.

Share Repurchase Program
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
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
There have been no share repurchases during the three months ended March 31, 2021.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Class I	Class S
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00
Net investment income (1)	0.45	0.41
Net unrealized and realized gain (loss) (2)	0.44	0.43
Net increase (decrease) in net assets resulting from operations	0.89	0.84
Distributions declared (3)	(0.40)	(0.35)
Total increase (decrease) in net assets	0.49	0.49
Net asset value, end of period	$25.49	$25.49
Shares outstanding, end of period	71,898,807	11,130,890
Total return based on NAV (4)	3.59%	3.39%
Ratios:
Ratio of net expenses to average net assets (5)	2.00%	2.99%
Ratio of net investment income to average net assets (5)	7.62%	6.98%
Portfolio turnover rate	8.26%	8.26%
Supplemental Data:
Net assets, end of period	$1,832,473	$283,680
Asset coverage ratio(6)	191.5%	191.5%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.07 and $0.09 impact, on Class I and Class S respectively, from the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the three months ended March 31, 2021, amounts are annualized except for organizational costs. For the three months ended March 31, 2021, the ratio of total operating expenses to average net assets was 4.73% and 5.66%, on Class I and Class S respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 2.72% and 2.66% on Class I and Class S, respectively, of average net assets.
(6)Asset coverage calculation includes the Facility Agreement purchase obligation as a senior security.

Note 10. Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among the Company, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), Twin Peaks, Teacher Retirement System of Texas, an investor in Seller, and the Adviser, the Company acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers (including delayed draw term loans), five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. The purchase price represents the fair market value of the Assets of $1,059.0 million determined pursuant to the Company’s valuation procedures (including approval of the valuations by the Company’s Board after review of reports provided by independent valuation providers) within 48 hours of the closing, less the amount of assumed borrowings (including accrued interest) of $338.0 million. The Seller is an entity owned and controlled by a third party and advised by an affiliate of the Adviser. An affiliate of the Adviser owns an approximately 2.9% non-voting interest in the Seller. The acquisition of Twin Peaks was funded with cash on hand, which primarily consists of proceeds from the Company’s offering of its common shares.
Pursuant to the Purchase Agreement, the Company purchased 100% of the limited liability company interests in Twin Peaks, which directly holds Assets and two wholly-owned financing subsidiaries (the “Financing Subsidiaries”), each of which directly holds Assets. Each of the Financing Subsidiaries (Denali Peak Funding and Siris Peak Funding - as defined in Note 2) are now indirectly wholly-owned by the Company and have entered into credit facilities that have been assumed by the Company pursuant to the Purchase Agreement.

The following table summarizes the assets and liabilities of Twin Peaks as of the acquisition date:

March 5, 2021
ASSETS
Investments at fair value	$1,023,188
Cash and cash equivalents	23,609
Interest receivable	10,018
Other assets	2,211
Total assets	$1,059,026
LIABILITIES
Debt	$337,648
Interest payable	365
Total liabilities	338,013
NET ASSETS
Total net assets	721,013
Total liabilities and net assets	$1,059,026

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2021, except as discussed below.

April Subscriptions and Dividend Declarations

The Company received approximately $997.1 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective April 1, 2021.

On April 23, 2021, the Company’s Board declared distributions of $0.1510 per Class I share and $0.1329 per Class S shares, which is payable on May 26, 2021 to shareholders of record as of April 30, 2021.

May Subscriptions

The Company received approximately $914.2 million of net proceeds relating to the issuance of Class I, Class D and Class S shares for subscriptions effective May 1, 2021.

The Company has closed on aggregate subscriptions of approximately $3,997.1 million since the time it commenced operations on January 7, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31,2020 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The three months ended March 31, 2021 represents the period from January 7, 2021 (commencement of operations) to March 31, 2021.
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 11, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.
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
Key Components of Our Results of Operations

Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion, at the time of investment. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues
We generate revenues in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
With respect to costs incurred in connection with our organization and offering and all other costs incurred prior to the time we broke escrow for the offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement we entered into with the Adviser, we are obligated to reimburse the Adviser for such advanced expenses. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Adviser and its affiliates.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. In this regard, the Administrator has waived the right to be reimbursed for rent and related occupancy costs. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”
Portfolio and Investment Activity
For the three months ended March 31, 2021, we acquired $6,217.0 million aggregate principal amount of investments (including $509.1 million of unfunded commitments), $5,741.9 million of which was first lien debt, $400.6 million of which was second lien debt, $67.1 million of which was unsecured debt, and $7.4 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

As of and for the three months ended March 31, 2021
Investments:
Total investments, beginning of period	$—
New investments purchased	5,642,950
Net accretion of discount on investments	1,704
Net realized gain (loss) on investments	417
Investments sold or repaid	(227,117)
Total investments, end of period	$5,417,954
Amount of investments funded at principal:
First lien debt investments	$5,232,856
Second lien debt investments	400,626
Unsecured debt	67,082
Equity investments	7,360
Total	$5,707,924
Proceeds from investments sold or repaid:
First lien debt investments	$(209,700)
Second lien debt investments	(4,926)
Unsecured debt	(12,491)
Equity investments	—
Total	$(227,117)
Number of portfolio companies	298
Weighted average yield on debt and income producing investments, at cost(1)(2)	6.17%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	6.16%
Percentage of debt investments bearing a floating rate, at fair value	98.2%
Percentage of debt investments bearing a fixed rate, at fair value	1.8%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As of March 31, 2021, the weighted average total portfolio yield at cost was 6.17%. The weighted average total portfolio yield at fair value was 6.15%.
Our investments consisted of the following (dollar amounts in thousands):

	March 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,968,904	$4,978,641	91.61%
Second lien debt	387,457	394,545	7.26
Unsecured debt	54,233	53,618	0.99
Equity investments	7,360	7,360	0.14
Total	$5,417,954	$5,434,164	100.00%

As of March 31, 2021, no loans in the portfolio were on non-accrual status.
Results of Operations
On January 7, 2021, we commenced operations and accepted $814.0 million of subscriptions.

The following table represents the operating results (dollar amounts in thousands):

Three Months Ended March 31, 2021
Total investment income	$34,389
Net expenses	8,209
Net investment income	26,180
Net unrealized appreciation (depreciation)	18,120
Net realized gain (loss)	4,293
Net increase (decrease) in net assets resulting from operations	$48,593
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

Three Months Ended March 31, 2021
Interest income	$34,203
Payment-in-kind interest income	122
Fee income	64
Total investment income	$34,389
Total investment income was $34.4 million for the three months ended March 31, 2021, driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $5,434.2 million at March 31, 2021 and our weighted average yield on debt and income producing investments, at fair value was 6.16%.
If the COVID-19 pandemic continues, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
Expenses
Expenses were as follows (dollar amounts in thousands):

Three Months Ended March 31, 2021
Interest expense	$3,440
Management fees	4,380
Income based incentive fee	2,845
Capital gains incentive fee	2,802
Distribution and shareholder servicing fees
Class S	358
Professional fees	578
Board of Trustees’ fees	139
Administrative service expenses	295
Organization costs	1,090
Amortization of continuous offering costs	771
Other general & administrative	935
Total expenses	17,633
Expense support	(2,199)
Management fees waived	(4,380)
Incentive fees waived	(2,845)
Net expenses	$8,209
Interest Expense
Total interest expense (including unused fees and amortization of deferred financing costs) of $3.4 million for the three months ended March 31, 2021 was driven by $653.5 million of average borrowings (at an average effective interest rate of 1.96%) under our credit facilities related to borrowing for investments.
Management Fees
Management fees were $4.4 million for the three months ended March 31, 2021. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has waived management fees through July 7, 2021.
Income Based Incentive Fees
Income based incentive fees were $2.8 million for the three months ended March 31, 2021. Pre-incentive fee net investment income was $22.7 million for the three months ended March 31, 2021. The Adviser has waived incentive fees through July 7, 2021.
Capital Gains Incentive Fees
We accrued capital gains incentive fees of $2.8 million for the three months ended March 31, 2021. The accrued incentive fees were attributable to net realized and unrealized gains of $22.4 million in the current period. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses were $4.2 million for the three months ended March 31, 2021, primarily comprised of $1.9 million of organization and offering costs, $1.5 million of professional fees and general and administrative expenses, and $0.4 million of distribution and shareholder servicing fees to Class S investors.
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
For the three months ended March 31, 2021, we incurred no U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

Three Months Ended March 31, 2021
Net unrealized gain (loss) on investments	$16,210
Net unrealized gain (loss) on forward purchase obligation	1,910
Net unrealized gain (loss)	$18,120
For the three months ended March 31, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by an anticipated recovery in economic activity later in the year.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

Three Months Ended March 31, 2021
Net realized gain (loss) on investments	$417
Net realized gain (loss) on forward purchase obligation	1,461
Net realized gain (loss) on derivative	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	81
Net realized gain (loss)	$4,293
For the three months ended March 31, 2021, we generated realized gains on investments of $0.8 million, partially offset by realized losses of $0.4 million, primarily from full or partial sales of quoted loans.
For additional information on net realized gains (losses) on the derivative and the forward purchase obligation, refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Contractual Obligations.”
If the COVID-19 pandemic continues, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of common shares, proceeds from net borrowings on our credit facilities and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our Share Repurchase Program and (v) cash distributions to the holders of our shares.

As of March 31, 2021, we had six credit facilities outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2021, we had an aggregate amount of $2,050.7 million of senior securities outstanding (which includes $127.9 million of investments held by the financing provider, at cost) and our asset coverage ratio was 191.5%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of March 31, 2021, taken together with our $1,314.8 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of March 31, 2021, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our common shares (including the $997.1 million of proceeds from April 1, 2021 subscriptions, which we had significant visibility for as of March 31, 2021) and available borrowing capacity under our revolving credit facilities. Additionally, we held $2,680.7 million of Level 2 debt investments as of March 31, 2021.

Although we were able to close on several new revolving credit facilities during the three months ended March 31, 2021 and the financial markets have recovered from 2020 levels, another disruption in the financial markets caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of March 31, 2021, we had $119.3 million in cash and cash equivalents. During the three months ended March 31, 2021, cash used in operating activities was $3,400.0 million, primarily as a result of funding portfolio investments of $4,316.5 million, the acquisition of Twin Peaks for $697.4 million (net of cash assumed), partially offset by an increase in net payables for investments purchases of $1,404.3 million. Cash provided by financing activities was $3,519.3 million during the period, primarily as a result of new share issuances related $2,085.7 million of subscriptions and net borrowings on our credit facilities $1,451.8 million.
Equity
The following table summarizes issuances and repurchases of our common shares of beneficial interest during the three months ended March 31, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	71,705,308	$1,805,447
Distributions reinvested	191,439	4,848
Repurchased	—	—
Net increase (decrease)	71,896,747	$1,810,295
CLASS S
Subscriptions	11,108,190	$280,288
Distributions reinvested	22,700	575
Repurchased	—	—
Net increase (decrease)	11,130,890	$280,863
Total net increase (decrease)	83,027,637	$2,091,158
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2021 (dollar amounts in thousands, except share amounts):

			Class I		Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483	0.1281	1,426
			$0.4036	$21,120	$0.3539	$2,530

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the three months ended March 31, 2021:

	Class I		Class S
Source of Distribution(1)	Per Share	Amount	Per Share	Amount
Net investment income	$0.4036	$21,120	$0.3539	$2,530
Net realized gains	—	—	—	—
Total	$0.4036	$21,120	$0.3539	$2,530
(1)A portion of the January 2021 and February 2021 distributions were estimated to be from realized short-term capital gains. However, as of March 31, 2021, all distributions were paid from net investment income as the cumulative net investment income exceeded the distribution amount.
Share Repurchase Program
At the discretion of the Board, we intend to commence a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
There have been no share repurchases during the three months ended March 31, 2021.

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$600,000	$349,600	$349,600	$250,400	$98,285
Castle Peak Funding Facility (3)	800,000	593,325	593,325	206,675	144,283
Maroon Peak Funding Facility	1,000,000	251,122	251,122	748,878	11,061
Summit Peak Funding Facility (4)	500,000	391,168	391,168	108,832	—
Denali Peak Funding Facility	171,730	171,730	171,730	—	—
Siris Peak Funding Facility	165,919	165,919	165,919	—	—
Total	$3,237,649	$1,922,864	$1,922,864	$1,314,785	$253,629
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 32.2 million and 24.7 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 32.2 million.

For additional information on our debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings.”
Contractual Obligations
Our contractual obligations consisted of the following as of March 31, 2021 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Bard Peak Funding Facility	$349,600	$—	$—	$349,600	$—
Castle Peak Funding Facility	593,325	—	—	593,325	—
Maroon Peak Funding Facility	251,122	—	251,122	—	—
Summit Peak Funding Facility	391,168	—	—	391,168	—
Denali Peak Funding Facility	171,730	—	171,730	—	—
Siris Peak Funding Facility	165,919	—	165,919	—	—
Total Contractual Obligations	$1,922,864	$—	$588,771	$1,334,093	$—
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $509.1 million.
Warehousing Transactions
We entered into two warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist us in deploying capital upon receipt of subscriptions. One of these warehousing transactions, the Facility Agreement, relates primarily to originated or anchor investments in middle market loans. The other warehouse, the Syndicated Warehouse Facility, related primarily to broadly syndicated loans (the “Warehousing Transactions”). Prior to the time that we broke escrow, we also entered into trades with two Counterparties that gave us the right to purchase certain investments from these Counterparties upon meeting certain contingencies. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 7. Commitment and Contingencies.”
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021, management is not aware of any pending or threatened litigation.

Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among the us, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), BCRED Twin Peaks LLC (“Twin Peaks”), Teacher Retirement System of Texas, an investor in Seller, and the Adviser, we acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers (including delayed draw term loans), five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 10. Twin Peaks Acquisition.”
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•Intermediary Manager Agreement;
•Expense Support and Conditional Reimbursement Agreement; and
•Twin Peaks Acquisition
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Performance

	Inception Date	YTD Return (1)(2)
Class I	January 7, 2021	3.59%
Class S	January 7, 2021	3.39%
(1)YTD return is from January 7, 2021 (commencement of operations) through March 31, 2021 and assumes distributions are reinvested pursuant to the Company’s dividend reinvestment plan. Amounts are not annualized.
(2)As of March 31, 2021 there were no Class D shares issued.
Recent Developments

COVID-19 Update

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in the United Kingdom, South Africa, and Brazil, and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Investments and Fair Value Measurements
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers.
Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
With respect to the quarterly valuation of investments, the Company’s Board undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms engaged by the Board prepare valuations of all the Company’s investments over a de minimis threshold. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms’ valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
As part of the valuation process, the Board will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.
•Level 2:  Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include debt and equity investments in privately held entities, collateralized loan obligations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 5” for more information on the fair value of the Company’s investments.
Interest and Dividend Income Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Income Taxes
The Company elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by BCRED would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of March 31, 2021, 98.2% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$135,961	$(57,686)	$78,275
Up 200 basis points	81,265	(38,457)	42,808
Up 100 basis points	26,793	(19,229)	7,564
Down 100 basis points	(3,134)	3,735	601
Down 200 basis points	(3,134)	3,735	601
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on March 31, 2021, February 25, 2021 and January 12, 2021, for information about unregistered sales of our equity securities during the quarter.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibits

10.1
Revolving Credit and Security Agreement, dated as of March 15, 2021, by and among BCRED Bard Peak Funding LLC, BNP Paribas as administrative agent, Wells Fargo Bank, National Association as collateral agent and Blackstone Private Credit Fund as servicer and equityholder.

10.2
First Amendment to Credit and Security Agreement, dated as of January 8, 2021, by and between BCRED Castle Peak Funding LLC , a subsidiary of Blackstone Private Credit Fund, with Citibank, N.A., as administrative agent.

10.3
Securities Purchase Agreement, dated March 5, 2021, by and among Blackstone Private Credit Fund, Twin Peaks Parent LLC, BCRED Twin Peaks LLC, Teacher Retirement System of Texas and Blackstone Credit BDC Advisors LLC.

10.4.1
Loan Financing and Servicing Agreement, dated as of October 11, 2018, by and among BCRED Denali Peak Funding LLC (f/k/a GSO Downing Street LLC), Deutsche Bank AG, New York Branch, as facility agent, and U.S. Bank National Association as collateral agent and custodian.

10.4.2
Omnibus Amendment to the Loan Financing and Servicing Agreement, dated as of September 9, 2019, by and among BCRED Denali Peak Funding LLC (f/k/a GSO Downing Street LLC), Deutsche Bank AG, New York Branch, as facility agent, and U.S. Bank National Association as collateral agent and custodian.

10.4.3
Second Amendment to the Loan Financing and Servicing Agreement, dated as of November 12, 2020, by and among BCRED Denali Peak Funding LLC (f/k/a GSO Downing Street LLC), Deutsche Bank AG, New York Branch, as facility agent, and U.S. Bank National Association as collateral agent and custodian.

10.4.4
Second Omnibus Amendment to the Loan Financing and Servicing Agreement, dated as of March 5, 2021, by and among BCRED Denali Peak Funding LLC (f/k/a GSO Downing Street LLC), Deutsche Bank AG, New York Branch, as facility agent, and U.S. Bank National Association as collateral agent and custodian.

10.5.1
Loan and Servicing Agreement, dated as of October 11, 2018, by and among BCRED Siris Peak Funding LLC (f/k/a GSO Stone Street LLC), Société Generale as agent, Virtus Group, LP as collateral administrator and Citibank N.A. as collateral agent and custodian.

10.5.2
First Amendment to the Loan and Servicing Agreement, dated as of March 12, 2019, by and among BCRED Siris Peak Funding LLC (f/k/a GSO Stone Street LLC), Société Generale as agent, Virtus Group, LP as collateral administrator and Citibank N.A. as collateral agent and custodian.

10.5.3
Second Amendment to the Loan and Servicing Agreement, dated as of June 13, 2019, by and among BCRED Siris Peak Funding LLC (f/k/a GSO Stone Street LLC), Société Generale as agent, Virtus Group, LP as collateral administrator and Citibank N.A. as collateral agent and custodian.

10.5.4
Third Amendment to the Loan and Servicing Agreement, dated as of February 18, 2020, by and among BCRED Siris Peak Funding LLC (f/k/a GSO Stone Street LLC), Société Generale as agent, Virtus Group, LP as collateral administrator and Citibank N.A. as collateral agent and custodian.

10.5.5
Fourth Amendment to the Loan and Servicing Agreement, dated as of June 4, 2020, by and among BCRED Siris Peak Funding LLC (f/k/a GSO Stone Street LLC), Société Generale as agent, Virtus Group, LP as collateral administrator and Citibank N.A. as collateral agent and custodian.

10.5.6
Fifth Amendment to the Loan and Servicing Agreement, dated as of January 26, 2021, by and among BCRED Siris Peak Funding LLC (f/k/a GSO Stone Street LLC), Société Generale as agent, Virtus Group, LP as collateral administrator and Citibank N.A. as collateral agent and custodian.

10.5.7
Omnibus Amendment to the Loan and Servicing Agreement, dated as of March 5, 2021, by and among BCRED Siris Peak Funding LLC (f/k/a GSO Stone Street LLC), Société Generale as agent, Virtus Group, LP as collateral administrator and Citibank N.A. as collateral agent and custodian.

10.6
Senior Secured Revolving Credit Facility, dated as of March 3, 2021, by and among BCRED Summit Peak Funding LLC, Société Generale as agent, Wilmington Trust, National Association, as collateral agent, custodian and collateral administrator and Blackstone Private Credit Fund as servicer.

10.7
Credit and Security Agreement, dated as of January 28, 2021, by and between BCRED Maroon Peak Funding LLC , a subsidiary of Blackstone Private Credit Fund, with Morgan Stanley Senior Funding, Inc., as administrative agent.

10.8	Credit and Security Agreement, dated as of January 8, 2021, by and between BCRED Castle Peak Funding LLC , a subsidiary of Blackstone Private Credit Fund, with Citibank, N.A., as administrative agent.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Private Credit Fund

May 10, 2021	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

May 10, 2021	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer