Form 10-Q
period 2021-06-30
Blackstone Private Credit Fund
filed 2021-08-16
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of August 16, 2021 was 179,600,812, 52,581,499, and 4,440,865 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2021 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $11,245,755 and $0 at June 30, 2021 and December 31, 2020, respectively)	$11,313,992	$—
Non-controlled/affiliated investments (cost of $401 and $0 at June 30, 2021 and December 31, 2020, respectively)	401	—
Controlled/affiliated investments (cost of $1,421 and $0 at June 30, 2021 and December 31, 2020, respectively)	1,424	—
Total investments at fair value (cost of $11,247,577 and $0 at June 30, 2021 and December 31, 2020, respectively)	11,315,817	—
Cash and cash equivalents	495,567	52
Interest receivable	48,033	—
Deferred financing costs	29,391	—
Deferred offering costs	1,792	—
Receivable for investments sold	255,469	—
Other assets	84	—
Total assets	$12,146,153	$52
LIABILITIES
Debt (net of unamortized debt issuance costs of $4,595 and $0 at June 30, 2021 and December 31, 2020, respectively)	$4,828,463	$—
Payable for investments purchased	2,289,825	—
Capital gains incentive fee payable	9,319	—
Interest payable	7,711	—
Due to affiliates	4,525	—
Distribution payable (Note 8)	54,770	—
Payable for share repurchases (Note 8)	1,233	—
Accrued expenses and other liabilities	6,373	—
Total liabilities	7,202,219	—
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.01 par value (191,586,126 and 2,060 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	1,916	—
Additional paid in capital	4,870,315	52
Distributable earnings (loss)	71,703	—
Total net assets	4,943,934	52
Total liabilities and net assets	$12,146,153	$52

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$3,754,393	$52
Common shares outstanding ($0.01 par value, unlimited shares authorized)	145,490,140	2,060
Net asset value per share	$25.81	$25.00
Class S Shares:
Net assets	$1,111,572	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	43,074,698	—
Net asset value per share	$25.81	$—
Class D Shares:
Net assets	$77,969	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	3,021,288	—
Net asset value per share	$25.81	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$114,433	$148,636
Payment-in-kind interest income	578	700
Fee income	8,113	8,177
Total investment income	123,124	157,513
Expenses:
Interest expense	17,345	20,785
Management fees	12,620	17,000
Income based incentive fee	10,916	13,761
Capital gains incentive fee	6,517	9,319
Distribution and shareholder servicing fees
Class S	1,798	2,156
Class D	23	23
Professional fees	1,009	1,587
Board of Trustees’ fees	140	279
Administrative service expenses (Note 3)	324	619
Other general & administrative	1,324	2,259
Organization costs	—	1,090
Amortization of continuous offering costs	838	1,609
Total expenses	52,854	70,487
Expense support (Note 3)	—	(2,199)
Recoupment of expense support (Note 3)	2,199	2,199
Management fees waived (Note 3)	(12,620)	(17,000)
Incentive fees waived (Note 3)	(10,916)	(13,761)
Net expenses	31,517	39,726
Net investment income	91,607	117,787
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	52,318	68,528
Controlled/Affiliated investments	3	3
Forward purchase obligation (Note 7)	(1,910)	—
Net unrealized appreciation (depreciation)	50,411	68,531
Realized gain (loss):
Non-controlled/non-affiliated investments	360	777
Forward purchase obligation (Note 7)	2,248	3,709
Derivative (Note 7)	—	2,334
Foreign currency transactions	(883)	(802)
Net realized gain (loss)	1,725	6,018
Net realized and unrealized gain (loss)	52,136	74,549
Net increase (decrease) in net assets resulting from operations	$143,743	$192,336
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operations:
Net investment income	$91,607	$117,787
Net realized gain (loss)	1,725	6,018
Net change in unrealized appreciation (depreciation)	50,411	68,531
Net increase (decrease) in net assets resulting from operations	143,743	192,336
Distributions to common shareholders:
Class I	(76,615)	(97,735)
Class S	(19,303)	(21,833)
Class D	(1,065)	(1,065)
Net decrease in net assets resulting from distributions	(96,983)	(120,633)
Share transactions:
Class I:
Proceeds from shares sold	1,863,782	3,669,228
Share transfers between classes	2,745	2,745
Distributions reinvested	19,715	24,563
Repurchased shares, net of early repurchase deduction	(1,239)	(1,239)
Net increase (decrease) from share transactions	1,885,003	3,695,297
Class S:
Proceeds from shares sold	813,582	1,093,871
Distributions reinvested	4,766	5,341
Repurchased shares, net of early repurchase deduction	6	6
Net increase (decrease) from share transactions	818,354	1,099,218
Class D:
Proceeds from shares sold	80,347	80,347
Share transfers between classes	(2,745)	(2,745)
Distributions reinvested	62	62
Repurchased shares, net of early repurchase deduction	—	—
Net increase (decrease) from share transactions	77,664	77,664
Total increase (decrease) in net assets	2,827,781	4,943,882
Net assets, beginning of period	2,116,153	52
Net assets, end of period	$4,943,934	$4,943,934
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Six Months Ended June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$192,336
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(68,531)
Net realized (gain) loss on investments	(777)
Net realized (gain) loss on forward purchase obligation	(3,709)
Net realized (gain) loss on derivative	(2,334)
Net accretion of discount and amortization of premium	(6,155)
Amortization of deferred financing costs	2,268
Amortization of debt issuance costs	2
Amortization of offering costs	1,609
Payment in connection with purchase of Syndicated Warehouse, net of cash received (Note 7)	(44,521)
Payment in connection with Twin Peaks acquisition, net of cash received (Note 10)	(697,431)
Purchases of investments	(10,637,605)
Proceeds from sale of investments and principal repayments	723,427
Changes in operating assets and liabilities:
Interest receivable	(37,620)
Receivable for investments	(255,469)
Other assets	(84)
Payable for investments purchased	2,169,374
Capital gains incentive fee payable	9,319
Due to affiliates	4,236
Interest payable	6,654
Accrued expenses and other liabilities	5,204
Net cash provided by (used in) operating activities	(8,639,807)
Cash flows from financing activities:
Borrowings of debt	7,048,495
Repayments of debt	(2,689,814)
Deferred financing costs paid	(27,540)
Debt issuance costs paid	(227)
Deferred offering costs paid	(3,113)
Proceeds from issuance of common shares	4,843,446
Dividends paid in cash	(35,899)
Net cash provided by (used in) financing activities	9,135,348
Net increase (decrease) in cash and cash equivalents	495,541
Effect of foreign exchange rate changes on cash and cash equivalents	(26)
Cash and cash equivalents, beginning of period	52
Cash and cash equivalents, end of period	$495,567

Blackstone Private Credit Fund Consolidated Statement of Cash Flows (in thousands) (Unaudited)

Supplemental information and non-cash activities:
Interest paid during the period	$11,837
Distribution payable	$54,770
Reinvestment of dividends during the period	$29,966
Accrued but unpaid debt financing costs	$4,119
Accrued but unpaid debt issuance costs	$1,135
Accrued but unpaid offering costs	$289
Share repurchases accrued but not yet paid	$1,233
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 7):
Investments	$300,464
Debt	$(134,000)
Other assets/liabilities, net	$(118,411)
Twin Peaks Acquisition (Note 10):
Investments	$1,023,188
Debt	$(337,648)
Other assets/liabilities, net	$35,473

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(12)	L + 6.00%	7.00%	2/5/2026	$6,652	$6,619	$6,636	0.13%
Dynasty Acquisition Co, Inc. (6)(8)	L + 3.50%	3.65%	4/6/2026	4,987	4,856	4,866	0.10
Loar Group, Inc. (4)(12)	L + 7.25%	8.25%	10/2/2023	29,573	29,573	29,573	0.60
MAG DS Corp. (12)	L + 5.50%	6.50%	4/1/2027	11,298	11,105	11,086	0.22
Peraton Corp. (11)	L + 3.75%	4.50%	2/1/2028	65,078	64,809	65,380	1.32
					116,961	117,540	2.38
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(5)(7)(11)	L + 5.50%	6.25%	6/11/2027	188,818	185,179	185,146	3.74
Livingston International, Inc. (4)(6)(12)	L + 5.75%	6.75%	4/30/2026	22,542	22,520	22,571	0.46
Mode Purchaser, Inc. (4)(12)	L + 6.25%	7.25%	12/9/2026	34,563	33,502	33,698	0.68
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(12)	L + 5.00%	6.00%	12/30/2025	2,507	2,489	2,507	0.05
Omni Intermediate Holdings, LLC (4)(7)(12)	L + 5.00%	6.00%	12/30/2026	143,091	139,960	142,795	2.89
R1 Holdings, LLC (4)(7)(12)	L + 6.00%	7.00%	1/2/2026	36,718	36,718	36,718	0.74
SEKO Global Logistics Network, LLC (4)(7)(12)	L + 5.00%	6.00%	12/30/2026	96,514	95,219	96,133	1.94
SMB Shipping Logistics, LLC (12)	L + 4.00%	5.00%	2/2/2024	13,249	13,217	13,245	0.27
The Kenan Advantage Group, Inc. (11)	L + 3.75%	4.50%	3/12/2026	17,391	17,392	17,460	0.35
					546,196	550,273	11.13
Airlines
American Airlines, Inc. (6)(11)	L + 4.75%	5.50%	3/11/2028	7,314	7,243	7,634	0.15
American Rock Salt Company, LLC (11)	L + 4.00%	4.75%	6/4/2028	21,000	20,979	21,079	0.43
United Airlines, Inc. (6)(11)	L + 3.75%	4.50%	4/21/2028	16,715	16,724	16,957	0.34
					44,946	45,671	0.92
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	3.35%	4/30/2026	7,317	7,308	7,264	0.15
Metis Buyer, Inc. (5)(7)(11)	L + 4.00%	4.75%	5/4/2028	50,000	48,459	50,188	1.02
Wheel Pros, Inc. (11)	L + 4.50%	5.25%	4/23/2028	23,931	23,939	24,027	0.49
					79,706	81,480	1.65
Beverages
Arterra Wines Canada, Inc. (6)(11)	L + 3.50%	4.25%	11/24/2027	4,982	5,011	5,000	0.10
Triton Water Holdings, Inc. (10)	L + 3.50%	4.00%	3/18/2028	26,765	26,726	26,768	0.54
					31,737	31,768	0.64

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (6)(10)	L + 3.25%	3.75%	4/12/2028	5,970	5,937	5,978	0.12
CP Atlas Buyer, Inc. (10)	L + 3.75%	4.25%	11/23/2027	27,822	27,847	27,792	0.56
Empire Today, LLC (11)	L + 5.00%	5.75%	3/8/2028	100,000	98,307	100,313	2.03
Fencing Supply Group Acquisition, LLC (4)(7)(12)	L + 6.00%	7.00%	2/26/2027	57,653	56,418	56,938	1.15
Illuminate Merger Sub Corp. (4)(10)	L + 3.50%	4.00%	6/30/2028	7,184	7,148	7,173	0.15
Jacuzzi Brands, LLC (4)(12)	L + 6.50%	7.50%	2/25/2025	52,938	52,330	52,938	1.07
Kodiak BP, LLC (11)	L + 3.25%	4.00%	2/25/2028	14,416	14,394	14,416	0.29
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	80,709	80,172	81,087	1.64
Lindstrom, LLC (4)(12)	L + 6.25%	7.25%	4/7/2025	28,075	27,817	28,075	0.57
Mi Windows and Doors, LLC (11)	L + 3.75%	4.50%	12/18/2027	24,411	24,534	24,480	0.50
New Arclin US Holding Corp. (5)(6)(12)	L + 4.00%	5.00%	2/28/2026	1,794	1,786	1,806	0.04
Symphony Technology Group (11)	L + 5.00%	5.75%	5/3/2028	63,345	62,711	63,400	1.28
The Wolf Organization, LLC (4)(12)	L + 6.50%	7.50%	9/3/2026	5,350	5,400	5,564	0.11
Windows Acquisition Holdings, Inc. (4)(12)	L + 6.50%	7.50%	12/29/2026	62,681	61,524	62,367	1.26
					526,326	532,327	10.77
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	4.60%	7/31/2026	24,454	24,518	24,537	0.50
The Edelman Financial Engines Center, LLC (11)	L + 3.75%	4.50%	3/15/2028	24,980	24,884	25,039	0.51
					49,402	49,576	1.00
Chemicals
Dominion Colour Corporation (4)(6)(7)(12)	L + 8.25% (incl. 2.00% PIK)	9.25%	4/6/2024	39,248	37,342	37,776	0.76
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(5)(6)(11)	L + 3.50%	4.25%	9/29/2027	19,950	19,851	20,025	0.41
NIC Acquisition Corp. (11)	L + 3.75%	4.50%	12/29/2027	13,906	13,891	13,899	0.28
Oxea Corporation (6)(8)	L + 3.50%	3.63%	10/14/2024	4,986	4,980	4,974	0.10
Polymer Additives, Inc. (8)	L + 6.00%	6.18%	7/31/2025	30,577	28,158	29,308	0.59
					104,221	105,982	2.14

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	3.84%	2/27/2025	19,061	19,031	18,971	0.38
Allied Universal Holdco, LLC (10)	L + 3.75%	4.25%	5/12/2028	23,564	23,598	23,659	0.48
Ascend Learning, LLC (10)	L + 3.75%	4.25%	7/12/2024	6,982	6,986	6,985	0.14
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.83%	5/7/2028	372,166	372,166	372,166	7.53
DG Investment Intermediate Holdings 2, Inc. (7)(11)	L + 3.75%	4.50%	3/17/2028	28,502	28,556	28,663	0.58
Divisions Holding Corp. (11)	L + 4.75%	5.50%	5/29/2028	24,096	23,857	24,111	0.49
EAB Global, Inc. (10)	L + 3.50%	4.00%	6/28/2028	9,174	9,128	9,174	0.19
ECP Gopher Holdings L.P. (12)	L + 3.25%	4.25%	3/6/2025	3,979	3,997	3,565	0.07
eResearchTechnology, Inc. (12)	L + 4.50%	5.50%	2/4/2027	28,246	28,373	28,409	0.57
Garda World Security Corp. (6)(8)	L + 4.25%	4.35%	10/30/2026	22,500	22,581	22,636	0.46
Genuine Financial Holdings, LLC (8)	L + 3.75%	3.85%	7/11/2025	10,048	9,907	9,886	0.20
JSS Holdings, Inc. (4)(12)	L + 6.25%	7.25%	12/17/2027	46,739	46,080	46,505	0.94
Legalzoom.com, Inc. (8)	L + 4.50%	4.60%	11/21/2024	5,967	5,990	5,969	0.12
MaxGen Energy Services Corporation (4)(12)	L + 4.75%	5.75%	6/2/2027	60,000	58,520	58,800	1.19
Revspring, Inc. (8)	L + 4.00%	4.15%	10/11/2025	13,439	13,310	13,418	0.27
Sciens Building Solutions, LLC (4)(7)(12)	L + 5.75%	6.75%	5/21/2027	45,338	44,431	44,274	0.90
Spin Holdco Inc. (11)	L + 4.00%	4.75%	3/1/2028	25,549	25,433	25,621	0.52
The Action Environmental Group, Inc. (4)(13)	L + 6.00%	7.25%	1/16/2026	16,345	15,735	15,691	0.32
TRC Companies, Inc. (12)	L + 3.50%	4.50%	6/21/2024	13,000	13,023	12,992	0.26
TruGreen Limited Partnership (11)	L + 4.00%	4.75%	11/2/2027	5,985	6,022	6,020	0.12
USIC Holdings, Inc. (11)	L + 3.50%	4.25%	5/12/2028	25,000	24,875	24,984	0.51
USS Ultimate Holdings, Inc. (12)	L + 3.75%	4.75%	8/25/2024	12,933	12,975	12,984	0.26
Veregy Consolidated, Inc. (12)	L + 6.00%	7.00%	11/2/2027	20,688	20,740	20,843	0.42
					835,314	836,330	16.92
Construction & Engineering
Aegion Corporation (11)	L + 4.75%	5.50%	5/17/2028	23,939	23,868	24,238	0.49
ASP Endeavor Acquisition, LLC (4)(10)	L + 6.50%	7.00%	5/3/2027	36,000	35,299	35,280	0.71
Brand Industrial Services, Inc. (12)	L + 4.25%	5.25%	6/21/2024	20,635	20,529	20,328	0.41
COP Home Services TopCo IV, Inc. (4)(7)(12)	L + 5.00%	6.00%	12/31/2027	103,094	99,559	101,704	2.06
IEA Energy Services, LLC (8)	L + 6.75%	6.90%	9/25/2024	6,955	6,975	6,917	0.14
Peak Utility Services Group, Inc. (7)(12)	L + 5.00%	6.00%	2/26/2028	23,800	23,537	23,645	0.48
Time Manufacturing Acquisition, LLC (4)(12)	L + 5.00%	6.00%	2/3/2023	14,757	14,728	14,812	0.30
Tutor Perini Corp. (6)(12)	L + 4.75%	5.75%	8/13/2027	2,978	3,010	3,017	0.06
					227,506	229,942	4.65

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction Materials
Forterra Finance, LLC (6)(12)	L + 3.00%	4.00%	10/25/2023	1,866	1,874	1,869	0.04
White Cap Buyer, LLC (10)	L + 4.00%	4.50%	10/19/2027	23,947	24,041	24,019	0.49
					25,915	25,888	0.52
Containers & Packaging
Berlin Packaging, LLC (10)	L + 3.25%	3.75%	3/5/2028	11,970	11,930	11,936	0.24
Berlin Packaging, LLC (8)	L + 3.00%	3.15%	11/7/2025	12,530	12,495	12,443	0.25
Charter NEX US, Inc. (11)	L + 3.75%	4.50%	12/1/2027	21,508	21,585	21,586	0.44
Flex Acquisition Co., Inc. (10)	L + 3.50%	4.00%	2/23/2028	16,226	16,193	16,175	0.33
Flex Acquisition Co., Inc. (8)	L + 3.25%	3.45%	6/29/2025	9,519	9,504	9,439	0.19
Graham Packaging Co, Inc. (11)	L + 3.00%	3.75%	8/4/2027	4,988	4,997	4,989	0.10
IBC Capital US, LLC (6)(8)	L + 3.75%	3.87%	9/11/2023	18,609	18,564	18,479	0.37
MAR Bidco Sarl (4)(6)(10)	L + 4.25%	4.75%	4/20/2028	3,947	3,928	3,972	0.08
ProAmpac PG Borrower, LLC (11)	L + 3.75%	4.50%	11/3/2025	27,845	27,915	27,870	0.56
TricorBraun Holdings, Inc. (7)(10)	L + 3.25%	3.75%	3/3/2028	11,422	11,373	11,339	0.23
Trident TPI Holdings, Inc. (12)	L + 3.00%	4.00%	10/17/2024	19,948	19,948	19,907	0.40
					158,432	158,133	3.20
Distributors
Bution Holdco 2, Inc. (4)(12)	L + 6.25%	7.25%	10/17/2025	8,197	8,044	8,033	0.16
Dana Kepner Company, LLC (4)(7)(12)	L + 6.25%	7.25%	12/29/2026	14,925	14,650	14,850	0.30
EIS Buyer, LLC (4)(14)	L + 6.25%	7.75%	9/30/2025	13,265	12,898	12,933	0.26
NDC Acquisition Corp. (4)(7)(12)	L + 5.75%	6.75%	3/9/2027	23,600	22,920	22,888	0.46
Tailwind Colony Holding Corporation (4)(7)(12)	L + 7.50%	8.50%	11/13/2024	56,800	55,245	55,664	1.13
Unified Door & Hardware Group, LLC (4)(12)	L + 6.25%	7.25%	6/30/2025	6,753	6,753	6,753	0.14
					120,511	121,122	2.45
Diversified Consumer Services
APX Group, Inc. (6)(8)	L + 5.00%	5.09%	12/31/2025	9,945	9,996	9,988	0.20
Cambium Learning Group, Inc. (11)	L + 4.50%	5.25%	12/18/2025	19,630	19,694	19,765	0.40
KUEHG Corp. (12)	L + 3.75%	4.75%	2/21/2025	19,941	19,660	19,674	0.40
Learning Care Group (12)	L + 3.25%	4.25%	3/13/2025	19,941	19,615	19,644	0.40
Pre-Paid Legal Services, Inc. (8)	L + 3.25%	3.35%	5/1/2025	8,800	8,820	8,749	0.18
Weld North Education, LLC (11)	L + 4.00%	4.75%	12/21/2027	24,419	24,460	24,480	0.50
					102,244	102,301	2.07

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(11)	L + 5.75%	6.50%	4/30/2028	93,000	91,185	91,140	1.84
Mitchell International, Inc. (8)	L + 3.25%	3.35%	11/29/2024	11,234	11,179	11,147	0.23
Mitchell International, Inc. (10)	L + 4.25%	4.75%	11/29/2024	12,952	13,025	13,031	0.26
Sedgwick Claims Management Services, Inc. (5)(6)(12)	L + 4.25%	5.25%	9/3/2026	2,475	2,501	2,485	0.05
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	3.35%	12/31/2025	12,727	12,688	12,606	0.25
SelectQuote, Inc. (4)(7)(11)	L + 5.00%	5.75%	11/5/2024	140,779	139,858	140,779	2.85
					270,435	271,188	5.49
Diversified Telecommunication Services
Masergy Holdings, Inc. (12)	L + 3.25%	4.25%	12/7/2026	20,008	19,968	20,033	0.41
Numericable US, LLC (6)(8)	L + 3.69%	3.87%	1/31/2026	5,077	5,083	5,045	0.10
Numericable US, LLC (6)(8)	L + 4.00%	4.15%	8/14/2026	23,951	23,976	23,950	0.48
					49,027	49,029	0.99
Electric Utilities
Qualus Power Services Corp. (4)(7)(12)	L + 5.50%	6.50%	3/26/2027	42,643	41,439	41,383	0.84
Electrical Equipment
Madison IAQ, LLC (10)	L + 3.25%	3.75%	6/16/2028	7,019	6,984	7,022	0.14
Shoals Holdings, LLC (4)(12)	L + 3.25%	4.25%	11/25/2026	11,435	11,172	11,492	0.23
					18,155	18,514	0.37
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(12)	L + 6.00%	7.00%	12/23/2026	34,801	34,103	34,508	0.70
ConvergeOne Holdings, Inc. (8)	L + 5.00%	5.10%	1/4/2026	34,213	33,229	33,909	0.69
CPI International, Inc. (12)	L + 3.50%	4.50%	7/26/2024	17,800	17,790	17,804	0.36
Infinite Bidco, LLC (10)	L + 3.75%	4.25%	2/24/2028	21,940	21,924	21,968	0.44
Ingram Micro, Inc. (10)	L + 3.50%	4.00%	3/31/2028	8,500	8,453	8,525	0.17
LTI Holdings, Inc. (8)	L + 3.50%	3.60%	9/6/2025	2,992	2,956	2,957	0.06
					118,456	119,671	2.42
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(14)	L + 7.00%	8.50%	10/4/2024	10,832	10,092	10,155	0.21
EnergySolutions, LLC (12)	L + 3.75%	4.75%	5/9/2025	16,637	16,622	16,567	0.34
Tetra Technologies, Inc. (4)(6)(12)	L + 6.25%	7.25%	9/10/2025	25,750	24,495	25,364	0.51
					51,210	52,085	1.05
Entertainment
Recorded Books, Inc. (8)	L + 4.00%	4.08%	8/29/2025	12,615	12,636	12,642	0.26

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Food Products
Quantum Bidco, Ltd. (6)(8)	L + 6.00%	6.11%	2/5/2028		£18,500	24,398	24,996	0.51
Snacking Investments US, LLC (6)(12)	L + 4.00%	5.00%	12/18/2026		5,000	5,030	5,028	0.10
						29,429	30,024	0.61
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l, LLC (6)(8)	L + 3.75%	3.85%	2/27/2026		17,064	16,818	16,907	0.34
CPI Holdco, LLC (8)	L + 3.75%	3.85%	11/4/2026		15,170	15,221	15,204	0.31
Resonetics, LLC (11)	L + 4.00%	4.75%	4/28/2028		12,507	12,470	12,544	0.25
Sunshine Luxembourg VII S.à r.l, LLC (6)(11)	L + 3.75%	4.50%	10/2/2026		18,820	18,876	18,913	0.38
TecoStar Holdings, Inc. (12)	L + 3.50%	4.50%	5/1/2024		20,909	20,819	20,756	0.42
						84,203	84,324	1.71
Health Care Providers & Services
ADCS Clinics Intermediate Holdings, LLC (4)(7)(12)	L + 6.25%	7.25%	5/7/2027		37,082	36,173	36,149	0.73
ADMI Corp. (10)	L + 3.75%	4.25%	12/23/2027		15,625	15,547	15,625	0.32
AMGH Holding Corp. (12)	L + 4.25%	5.25%	3/14/2025		4,987	4,994	5,007	0.10
At Home Group, Inc. (4)(10)	L + 4.25%	4.75%	7/30/2028		3,125	3,102	3,125	0.06
Canadian Hospital Specialties Ltd. (4)(6)(7)(12)	L + 4.50%	5.50%	4/14/2028	C$	40,680	31,707	32,159	0.65
CD&R Artemis Bidco, Inc. (5)(6)(7)(9)	L + 6.50%	6.75%	5/12/2027		1,299	1,199	1,283	0.03
CHG Healthcare Services, Inc. (12)	L + 3.00%	4.00%	6/7/2023		23,468	23,491	23,473	0.47
Covenant Surgical Partners, Inc. (8)	L + 4.00%	4.08%	7/1/2026		2,988	2,938	2,969	0.06
Cross Country Healthcare, Inc. (4)(11)	L + 5.75%	6.50%	6/8/2027		55,250	54,153	54,145	1.10
DCA Investment Holdings, LLC (4)(7)(11)	L + 6.25%	7.00%	3/12/2027		33,136	32,595	32,567	0.66
Epoch Acquisition, Inc. (4)(12)	L + 6.75%	7.75%	10/4/2024		29,573	29,573	29,573	0.60
ExamWorks Group, Inc. (12)	L + 3.25%	4.25%	7/27/2023		18,685	18,728	18,724	0.38
GC EOS Buyer, Inc. (8)	L + 4.50%	4.60%	8/1/2025		1,663	1,655	1,663	0.03
Global Medical Response, Inc. (12)	L + 4.75%	5.75%	10/2/2025		21,750	21,840	21,872	0.44
Gordian Medical, Inc. (11)	L + 6.25%	7.00%	3/29/2027		70,000	67,641	69,650	1.41
Heartland Dental, LLC (8)	L + 4.00%	4.07%	4/30/2025		20,145	20,053	20,138	0.41
Huntsworth Limited (6)(8)	L + 6.00% (incl. 0.50% PIK)	6.19%	5/11/2027		8,958	8,269	9,002	0.18
Jayhawk Buyer, LLC (4)(7)(12)	L + 5.00%	6.00%	10/15/2026		165,298	162,104	163,223	3.30
Lanai Holding III, Inc. (12)	L + 3.75%	7.00%	8/29/2022		26,288	26,198	26,241	0.53
LifePoint Health, Inc. (8)	L + 3.75%	3.85%	11/16/2025		10,000	10,020	9,989	0.20
Loire US HoldCo 2, Inc. (6)(11)	L + 3.75%	4.50%	4/21/2027		4,861	4,837	4,855	0.10
Midwest Physician Administrative Services, LLC (11)	L + 3.25%	4.00%	3/5/2028		2,993	2,978	2,989	0.06

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Monroe Capital Holdings, LLC (4)(7)(12)	L + 6.25%	7.25%	9/8/2026	21,632	21,382	22,281	0.45
MPH Acquisition Holdings (6)(12)	L + 2.75%	3.75%	6/7/2023	17,600	17,613	17,571	0.36
National Mentor Holdings, Inc. (7)(11)	L + 3.75%	4.50%	2/18/2028	21,986	21,968	22,051	0.45
Odyssey Holding Company, LLC (4)(12)	L + 5.75%	6.75%	11/16/2025	46,316	46,316	46,316	0.94
Onex TSG Intermediate Corp. (6)(11)	L + 4.75%	5.50%	2/28/2028	15,333	15,102	15,465	0.31
Padagis, LLC (4)(6)(10)	L + 4.75%	5.25%	6/30/2028	5,707	5,649	5,707	0.12
Pathway Vet Alliance, LLC (8)	L + 3.75%	3.85%	3/31/2027	7,429	7,419	7,421	0.15
PetVet Care Centers, LLC (11)	L + 3.50%	4.25%	2/14/2025	33,213	33,311	33,353	0.67
Phoenix Guarantor, Inc. (8)	L + 3.25%	3.34%	3/5/2026	4,915	4,920	4,882	0.10
Phoenix Guarantor, Inc. (8)	L + 3.50%	3.57%	3/5/2026	8,127	8,127	8,089	0.16
Pluto Acquisition I, Inc. (8)	L + 4.00%	4.14%	6/22/2026	400	400	400	0.01
PSKW Intermediate, LLC (4)(12)	L + 6.25%	7.25%	3/9/2026	22,219	22,219	22,219	0.45
Radnet, Inc. (6)(11)	L + 3.00%	3.75%	4/22/2028	4,924	4,900	4,930	0.10
Snoopy Bidco, Inc. (4)(7)(11)	L + 6.00%	6.75%	6/1/2028	186,150	179,166	179,083	3.62
Surgery Centers Holdings, Inc. (6)(11)	L + 3.75%	4.50%	8/31/2026	24,881	24,855	25,016	0.51
The GI Alliance Management, LLC (4)(7)(12)	L + 6.25%	7.25%	11/4/2024	110,163	107,322	107,504	2.17
TTF Holdings, LLC (4)(11)	L + 4.25%	5.00%	3/24/2028	7,025	6,974	7,034	0.14
Unified Women's Healthcare, LLC (11)	L + 4.25%	5.00%	12/16/2027	18,365	18,374	18,412	0.37
US Acute Care Solutions (5)(8)	6.38%	6.38%	3/1/2026	7,071	7,071	7,331	0.15
U.S. Anesthesia Partners, Inc. (12)	L + 3.00%	4.00%	6/23/2024	16,210	16,121	16,120	0.33
WHCG Purchaser III, Inc. (4)(7)(11)	L + 5.75%	6.50%	6/22/2028	84,259	81,926	81,918	1.66
					1,230,931	1,237,524	25.03
Health Care Technology
athenahealth, Inc. (8)	L + 4.25%	4.41%	2/11/2026	19,285	19,409	19,363	0.39
Edifecs, Inc. (4)(12)	L + 7.00%	8.00%	9/21/2026	29,809	29,669	30,107	0.61
Netsmart Technologies, Inc. (11)	L + 4.00%	4.75%	10/1/2027	24,938	25,050	25,036	0.51
NMC Crimson Holdings, Inc. (4)(7)(11)	L + 6.00%	6.75%	3/1/2028	71,173	68,692	69,101	1.40
Project Ruby Ultimate Parent Corp. (11)	L + 3.25%	4.00%	3/3/2028	8,590	8,547	8,575	0.17
Therapy Brands Holdings, LLC (4)(5)(7)(11)	L + 4.00%	4.75%	5/12/2028	6,373	6,341	6,373	0.13
Verscend Holding Corp. (8)	L + 4.00%	4.10%	8/27/2025	25,553	25,635	25,654	0.52
Waystar Technologies, Inc. (8)	L + 4.00%	4.10%	10/22/2026	22,917	23,002	22,988	0.46
					206,345	207,198	4.19

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure
CEC Entertainment, Inc. (5)(8)	6.75%	6.75%	5/1/2026	94,317		94,294	96,911	1.96
IRB Holding Corp. (12)	L + 3.25%	4.25%	12/15/2027	39,880		39,963	39,927	0.81
Scientific Games International, Inc. (6)(8)	L + 2.75%	2.85%	8/14/2024	3,768		3,731	3,745	0.08
Tacala Investment Corp. (11)	L + 3.75%	4.50%	2/5/2027	35,657		35,748	35,727	0.72
						173,736	176,309	3.57
Household Durables
AI Aqua Merger Sub, Inc. (4)(6)(7)(12)	L + 3.25%	4.25%	12/13/2023	16,393		16,403	16,426	0.33
AI Aqua Merger Sub, Inc. (6)(12)	L + 3.75%	4.75%	12/13/2023	12,477		12,469	12,503	0.25
AI Aqua Merger Sub, Inc. (6)(7)(10)	L + 4.00%	4.50%	6/16/2028	16,580		16,537	16,629	0.34
Alterra Mountain Company (11)	L + 3.50%	4.25%	8/1/2026	4,987		5,003	5,006	0.10
Instant Brands Holdings, Inc. (4)(11)	L + 5.00%	5.75%	4/12/2028	85,000		83,766	84,894	1.72
						134,178	135,457	2.74
Independent Power and Renewable Electricity Producers
Enviva Holdings LP (4)(12)	L + 5.50%	6.50%	2/11/2026	24,554		24,325	24,830	0.50
Industrial Conglomerates
Excelitas Technologies Corp. (12)	L + 3.50%	4.50%	12/2/2024	22,907		22,932	22,942	0.46
FCG Acquisitions, Inc. (7)(10)	L + 3.75%	4.25%	3/16/2028	26,097		26,112	26,161	0.53
TSL Engineered Products, LLC (4)(6)(11)	L + 4.75%	5.50%	1/8/2028	24,439		24,206	24,378	0.49
Vertical US Newco, Inc. (6)(8)	L + 4.25%	4.48%	7/30/2027	17,689		17,791	17,735	0.36
						91,042	91,215	1.84
Insurance
Acrisure, LLC (8)	L + 3.50%	3.60%	2/15/2027	1,995		1,979	1,976	0.04
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.35%	5/9/2025	10,043		10,028	9,948	0.20
Alliant Holdings Intermediate, LLC (10)	L + 3.75%	4.25%	10/8/2027	14,039		14,009	14,081	0.28
AssuredPartners, Inc. (8)	L + 3.50%	3.60%	2/12/2027	15,031		15,101	15,045	0.30
Baldwin Risk Partners, LLC (6)(10)	L + 3.50%	4.00%	10/14/2027	8,714		8,704	8,720	0.18
BroadStreet Partners, Inc. (8)	L + 3.25%	3.35%	1/27/2027	11,932		11,906	11,847	0.24
CCC Information Services, Inc. (12)	L + 3.00%	4.00%	11/18/2024	6,474		6,476	6,481	0.13
High Street Buyer, Inc. (4)(7)(11)	L + 6.00%	6.75%	4/14/2028	31,304		30,361	30,069	0.61
Howden Group Holdings Limited (6)(11)	L + 3.25%	4.00%	11/12/2027	12,650		12,678	12,658	0.26
HUB International Limited (8)	L + 2.75%	2.93%	4/25/2025	9,255		9,247	9,197	0.19
Integrity Marketing Acquisition, LLC (4)(7)(12)	L + 5.75%	6.75%	8/27/2025	16,642		16,095	16,043	0.32
Jones Deslauriers Insurance Management, Inc. (4)(6)(7)(11)	L + 4.25%	5.00%	3/28/2028	C$	55,944	43,777	45,308	0.92
NFP Corp. (8)	L + 3.25%	3.35%	2/15/2027	13,424		13,401	13,253	0.27
SG Acquisition, Inc. (4)(10)	L + 5.00%	5.50%	1/27/2027	108,204		107,549	106,581	2.16
						301,311	301,207	6.09

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Interactive Media & Services
Bungie, Inc. (4)(12)	L + 6.25%	7.25%	8/28/2024	2,500	2,500	2,500	0.05
Cengage Learning, Inc. (12)	L + 4.75%	5.75%	6/29/2026	28,112	27,831	27,901	0.56
MH Sub I, LLC (12)	L + 3.75%	4.75%	9/13/2024	23,818	23,912	23,900	0.48
Project Boost Purchaser, LLC (10)	L + 3.50%	4.00%	6/1/2026	8,511	8,489	8,511	0.17
Project Boost Purchaser, LLC (8)	L + 3.50%	3.60%	6/1/2026	3,625	3,625	3,608	0.07
SurveyMonkey, Inc. (6)(8)	L + 3.75%	3.85%	10/10/2025	6,865	6,858	6,839	0.14
					73,216	73,258	1.48
Internet & Direct Marketing Retail
Donuts, Inc. (4)(12)	L + 6.00%	7.00%	12/29/2026	114,413	112,271	113,841	2.30
Shutterfly, LLC (12)	L + 6.00%	7.00%	9/25/2026	5,000	5,018	5,019	0.10
Shutterfly, LLC (12)	L + 6.50%	7.50%	9/25/2026	49,645	49,920	49,851	1.01
Shutterfly, LLC (5)(8)	8.50%	8.50%	10/1/2026	13,217	14,114	14,532	0.29
Wireless Vision, LLC (4)(7)(12)	L + 5.50%	6.50%	12/30/2025	22,841	22,841	22,841	0.46
					204,164	206,084	4.17
IT Services
Ahead DB Holdings, LLC (5)(11)	L + 3.75%	4.50%	10/18/2027	6,087	6,119	6,106	0.12
Dcert Buyer, Inc. (8)	L + 4.00%	4.10%	10/16/2026	13,311	13,332	13,345	0.27
Endurance International Group Holdings, Inc. (11)	L + 3.50%	4.25%	2/10/2028	29,694	29,539	29,607	0.60
Ensono Holdings, LLC (11)	L + 4.00%	4.75%	5/19/2028	34,286	34,237	34,411	0.70
GlobalLogic Holdings, Inc. (11)	L + 3.75%	4.50%	9/14/2027	19,926	19,997	19,985	0.40
NAB Holdings, LLC (12)	L + 3.00%	4.00%	7/1/2024	9,956	9,950	9,981	0.20
Park Place Technologies, LLC (12)	L + 5.00%	6.00%	11/10/2027	41,895	40,894	42,094	0.85
Red River Technology, LLC (4)(7)(12)	L + 6.00%	7.00%	5/26/2027	151,200	148,597	148,554	3.00
ThoughtWorks, Inc. (10)	L + 3.25%	3.75%	3/23/2028	9,352	9,329	9,366	0.19
TierPoint, LLC (11)	L + 3.75%	4.50%	5/6/2026	29,870	29,749	29,902	0.60
Virtusa Corp. (11)	L + 4.25%	5.00%	2/11/2028	17,459	17,558	17,558	0.36
					359,301	360,910	7.30
Leisure Products
Lew's Intermediate Holdings, LLC (4)(11)	L + 5.00%	5.75%	1/26/2028	26,334	26,082	26,466	0.54
Recess Holdings, Inc. (12)	L + 3.75%	4.75%	9/30/2024	19,922	19,897	19,858	0.40
					45,979	46,323	0.94
Life Sciences Tools & Services
Albany Molecular Research, Inc. (12)	L + 3.25%	4.25%	8/30/2024	27,904	28,001	27,979	0.57
Cambrex Corp. (11)	L + 3.50%	4.25%	12/4/2026	20,170	20,263	20,246	0.41
Maravai Intermediate Holdings, LLC (6)(12)	L + 3.75%	4.75%	10/19/2027	1,989	2,012	2,000	0.04
					50,277	50,225	1.02

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (13)	L + 5.25%	6.50%	8/1/2024	71,088	71,196	71,478	1.45
Blount International, Inc. (12)	L + 3.75%	4.75%	4/12/2023	18,160	18,233	18,239	0.37
Phoenix Services Merger Sub, LLC (12)	L + 3.75%	4.75%	3/1/2025	5,969	5,945	5,968	0.12
Pro Mach Group, Inc. (8)	L + 2.75%	2.85%	3/7/2025	6,268	6,237	6,189	0.13
Titan Acquisition, Ltd. (6)(8)	L + 3.00%	3.17%	3/28/2025	13,030	12,908	12,831	0.26
					114,518	114,705	2.32
Marine
Navico, Inc. (5)(6)(12)	L + 4.25%	5.25%	3/31/2023	1,924	1,862	1,924	0.04
Media
Altice Financing S.A. (6)(8)	L + 2.75%	2.90%	1/31/2026	1,990	1,963	1,959	0.04
Digital Media Solutions, LLC (5)(6)(11)	L + 5.00%	5.75%	5/24/2026	40,000	39,016	39,817	0.81
Radiate Holdco, LLC (11)	L + 3.50%	4.25%	9/25/2026	34,895	35,017	34,971	0.71
Terrier Media Buyer, Inc. (8)	L + 3.50%	3.60%	12/17/2026	7,967	7,966	7,936	0.16
Univision Communications, Inc. (12)	L + 3.75%	4.75%	3/15/2026	22,824	22,817	22,902	0.46
UPC Financing Partnership (6)(8)	L + 3.00%	3.07%	1/31/2029	2,681	2,655	2,667	0.05
WideOpenWest Finance, LLC (6)(12)	L + 3.25%	4.25%	8/18/2023	10,438	10,461	10,440	0.21
					119,896	120,692	2.44
Metals & Mining
SCIH Salt Holdings, Inc. (11)	L + 4.00%	4.75%	3/16/2027	36,396	36,306	36,514	0.74
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(14)	L + 6.25%	7.75%	11/26/2024	36,013	35,520	35,923	0.73
Personal Products
Paula's Choice Holdings, Inc. (4)(12)	L + 6.25%	7.25%	11/17/2025	19,750	19,255	19,750	0.40
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(11)	L + 6.00%	6.75%	4/27/2028	54,930	53,831	54,243	1.10
Jazz Pharmaceuticals, Inc. (6)(10)	L + 3.50%	4.00%	4/21/2028	12,442	12,379	12,495	0.25
Motion Finco, LLC (6)(8)	L + 3.25%	3.40%	11/12/2026	4,988	4,839	4,841	0.10
					71,049	71,579	1.45

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(11)	L + 5.25%	6.00%	3/1/2028	165,066	163,476	164,241	3.32
AqGen Ascensus, Inc. (12)	L + 4.00%	5.00%	12/13/2026	16,922	17,014	16,975	0.34
Aqgen Island Holdings, Inc. (10)	L + 3.50%	4.00%	5/20/2028	27,837	27,728	27,824	0.56
Arches Buyer, Inc. (12)	L + 4.00%	5.00%	12/6/2027	1,995	1,991	1,993	0.04
Ascend Performance Materials Operations, LLC (12)	L + 4.00%	5.00%	8/27/2026	4,987	5,064	5,067	0.10
BMC Acquisition, Inc. (12)	L + 5.25%	6.25%	12/28/2024	5,084	5,072	5,082	0.10
BPPH2 Limited (4)(6)(8)	L + 6.75%	6.75%	3/2/2028	£25,500	34,329	35,201	0.71
Camelot US Acquisition, LLC (5)(6)(12)	L + 3.00%	4.00%	10/30/2026	4,975	4,994	4,985	0.10
Cast & Crew Payroll, LLC (8)	L + 3.75%	3.85%	2/9/2026	15,924	15,795	15,859	0.32
Deerfield Dakota Holding, LLC (12)	L + 3.75%	4.75%	4/9/2027	22,109	22,197	22,244	0.45
Emerald US, Inc. (6)(8)	L + 3.50%	3.65%	7/10/2026	5,074	5,070	5,077	0.10
Guidehouse LLP (8)	L + 4.00%	4.10%	5/1/2025	21,466	21,518	21,543	0.44
IG Investments Holdings, LLC (12)	L + 3.75%	4.75%	5/23/2025	22,404	22,413	22,482	0.45
Inmar, Inc. (12)	L + 4.00%	5.00%	5/1/2024	4,987	4,990	4,990	0.10
Minotaur Acquisition, Inc. (8)	L + 4.75%	4.85%	3/27/2026	53,082	53,005	53,137	1.07
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	3.65%	5/23/2025	15,362	15,292	15,272	0.31
Trinity Air Consultants Holdings Corp. (4)(7)(11)	L + 5.25%	6.00%	6/29/2027	138,870	135,400	135,412	2.74
					555,347	557,384	11.27
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(12)	L + 6.00%	7.00%	5/26/2027	113,208	110,778	110,736	2.24
McCarthy & Stone PLC (4)(5)(6)(8)	7.00%	7.00%	12/16/2025	£20,000	27,989	27,471	0.56
Progress Residential PM Holdings, LLC (4)(7)(11)	L + 6.25%	7.00%	2/16/2028	55,898	54,575	55,200	1.12
					193,341	193,407	3.91
Road & Rail
Grab Technology, LLC (6)(12)	L + 4.50%	5.50%	1/29/2026	29,839	29,410	30,361	0.61
Software
2U, Inc. (4)(6)(11)	L + 5.75%	6.50%	11/30/2024	54,000	53,055	53,055	1.07
Apttus Corp. (13)	L + 5.25%	6.50%	4/27/2028	8,488	8,479	8,549	0.17
Belfor Holdings, Inc. (8)	L + 3.75%	3.85%	4/6/2026	4,987	5,006	4,994	0.10
Boxer Parent Company, Inc. (8)	L + 3.75%	3.85%	10/2/2025	12,066	12,066	12,012	0.24
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.10%	4/18/2025	5,638	5,631	5,638	0.11
CoreLogic, Inc. (10)	L + 3.50%	4.00%	6/2/2028	20,000	19,912	19,973	0.40
Delta Topco, Inc. (11)	L + 3.75%	4.50%	12/1/2027	22,500	22,595	22,580	0.46
Diligent Corporation (4)(12)	L + 5.75%	6.75%	8/4/2025	89,775	88,591	88,653	1.79
ECI Macola Max Holding, LLC (6)(11)	L + 3.75%	4.50%	11/9/2027	24,917	24,998	25,005	0.51

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Epicor Software Corp. (11)	L + 3.25%	4.00%	7/30/2027	11,960	12,016	11,961	0.24
Episerver, Inc. (4)(5)(7)(12)	L + 5.50%	6.50%	4/9/2026	18,183	17,857	17,852	0.36
Flexera Software, LLC (11)	L + 3.75%	4.50%	1/26/2028	12,466	12,521	12,508	0.25
Formula One Management Limited (6)(12)	L + 2.50%	3.50%	2/1/2024	5,000	4,995	4,986	0.10
GI Consilio Parent, LLC (7)(10)	L + 4.00%	4.50%	4/30/2028	125,000	120,868	125,010	2.53
Gigamon Inc. (11)	L + 3.75%	4.50%	12/27/2024	25,681	25,735	25,777	0.52
GraphPAD Software, LLC (4)(7)(12)	L + 5.50%	6.50%	4/27/2027	17,500	17,204	17,195	0.35
Greeneden U.S. Holdings II, LLC (11)	L + 4.00%	4.75%	12/1/2027	39,963	40,128	40,105	0.81
HS Purchaser, LLC (4)(7)(11)	L + 4.00%	4.75%	11/19/2026	17,842	17,887	17,899	0.36
Hyland Software, Inc. (11)	L + 3.50%	4.25%	7/1/2024	23,435	23,491	23,505	0.48
Idera, Inc. (5)(11)	L + 3.75%	4.50%	2/4/2028	30,418	30,330	30,478	0.62
Imperva, Inc. (12)	L + 4.00%	5.00%	1/12/2026	19,416	19,513	19,509	0.39
Imprivata, Inc. (10)	L + 3.50%	4.00%	12/1/2027	14,525	14,565	14,570	0.29
Informatica, LLC (8)	L + 3.25%	3.35%	2/25/2027	3,722	3,729	3,706	0.07
ION Trading Finance Ltd. (6)(8)	L + 4.75%	4.92%	3/26/2028	17,795	17,787	17,895	0.36
Ivanti Software, Inc. (12)	L + 4.75%	5.75%	12/1/2027	25,099	25,204	25,174	0.51
Ivanti Software, Inc. (11)	L + 4.00%	4.75%	12/1/2027	4,014	4,004	4,002	0.08
LD Lower Holdings, Inc. (4)(7)(12)	L + 6.50%	7.50%	2/8/2026	119,575	116,861	118,380	2.39
MA FinanceCom, LLC (6)(12)	L + 4.25%	5.25%	6/5/2025	5,000	5,069	5,074	0.10
Maverick Acquisition, Inc. (4)(7)(12)	L + 6.00%	7.00%	6/1/2027	39,000	38,071	38,058	0.77
Maverick Acquisition, Inc. (11)	L + 3.75%	4.50%	4/28/2028	17,000	16,916	17,036	0.34
MeridianLink, Inc. (12)	L + 3.75%	4.75%	5/30/2025	25,010	24,986	25,022	0.51
Mic Glen, LLC (11)	L + 6.75%	7.25%	6/23/2028	4,011	3,991	4,011	0.08
Mobileum, Inc. (4)(7)(12)	L + 4.75%	5.75%	6/1/2028	48,623	48,006	45,810	0.93
MRI Software, LLC (4)(7)(12)	L + 5.50%	6.50%	2/10/2026	11,903	11,817	11,927	0.24
NAVEX TopCo, Inc. (8)	L + 3.25%	3.36%	9/5/2025	7,561	7,548	7,511	0.15
Paya Holdings III, LLC (4)(5)(6)(7)(11)	L + 3.25%	4.00%	6/16/2028	9,500	9,324	9,456	0.19
PaySimple, Inc. (4)(8)	L + 5.50%	5.61%	8/23/2025	47,340	47,346	47,103	0.95
Perforce Software, Inc. (8)	L + 3.75%	3.85%	7/1/2026	11,740	11,733	11,665	0.24
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.11%	4/26/2024	23,901	23,981	23,965	0.48
Project Leopard Holdings, Inc. (12)	L + 4.75%	5.75%	7/7/2024	25,917	25,979	26,046	0.53
Quest Software US Holdings, Inc. (6)(8)	L + 4.25%	4.44%	5/16/2025	19,049	19,074	19,066	0.39
RealPage, Inc. (10)	L + 3.25%	3.75%	4/24/2028	8,933	8,920	8,916	0.18
Relativity ODA, LLC (4)(7)(12)	L + 7.50% PIK	8.50%	5/12/2027	42,275	41,130	41,095	0.83

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Rocket Software, Inc. (8)	L + 4.25%	4.35%	11/28/2025	23,249	23,068	22,865	0.46
S2P Acquisition Borrower, Inc. (6)(8)	L + 3.75%	3.85%	8/14/2026	2,980	2,990	2,986	0.06
Sophia LP (8)	L + 3.75%	3.90%	10/7/2027	19,937	20,001	19,979	0.40
SpecialtyCare, Inc. (4)(5)(7)(12)	L + 5.75%	6.75%	6/18/2028	69,276	66,919	66,913	1.35
Spitfire Parent, Inc. (4)(7)(12)	L + 5.50%	6.50%	3/11/2027	66,000	64,538	64,459	1.30
Spitfire Parent, Inc. (4)(12)	L + 5.50%	6.50%	3/11/2027	€19,500	23,117	22,663	0.46
Storable, Inc. (10)	L + 3.25%	3.75%	2/26/2028	1,370	1,367	1,366	0.03
Surf Holdings, LLC (6)(8)	L + 3.50%	3.63%	3/5/2027	7,771	7,775	7,730	0.16
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	4.16%	2/18/2027	3,980	4,007	3,992	0.08
The Ultimate Software Group, Inc. (11)	L + 3.25%	4.00%	5/4/2026	10,945	10,976	10,972	0.22
Triple Lift, Inc. (4)(7)(11)	L + 5.75%	6.50%	5/6/2028	91,000	88,940	88,894	1.80
University Support Services, LLC (10)	L + 3.25%	3.75%	6/29/2028	16,862	16,778	16,803	0.34
Veritas US, Inc. (6)(12)	L + 5.00%	6.00%	9/1/2025	20,630	20,816	20,790	0.42
Virgin Pulse, Inc. (11)	L + 4.00%	4.75%	4/6/2028	42,553	42,141	42,686	0.86
Vision Solutions, Inc. (11)	L + 4.25%	5.00%	3/4/2028	41,256	41,054	41,274	0.83
					1,543,406	1,547,101	31.29
Specialty Retail
CustomInk, LLC (4)(12)	L + 6.21%	7.21%	5/3/2026	30,000	29,367	29,400	0.59
EG America, LLC (6)(10)	L + 4.25%	4.75%	3/10/2026	15,043	14,961	15,074	0.30
Petco Health & Wellness Co, Inc. (11)	L + 3.25%	4.00%	2/24/2028	14,931	14,902	14,918	0.30
PetSmart, Inc. (5)(11)	L + 3.75%	4.50%	2/11/2028	3,295	3,264	3,301	0.07
					62,493	62,693	1.27
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (4)(12)	L + 6.25%	7.25%	5/1/2024	19,900	19,989	20,012	0.40
Lytx, Inc. (4)(7)(12)	L + 6.25%	7.25%	2/28/2026	37,475	37,658	37,599	0.76
					57,647	57,611	1.17
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (4)(12)	L + 7.00%	8.00%	6/30/2027	40,000	39,000	39,000	0.79
S&S Holdings, LLC (10)	L + 5.00%	5.50%	3/4/2028	29,925	29,057	29,775	0.60
					68,057	68,775	1.39

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Trading Companies & Distributors
Core & Main LP (12)	L + 2.75%	3.75%	8/1/2024	7,565	7,581	7,572	0.15
DiversiTech Holdings, Inc. (12)	L + 3.25%	4.25%	12/3/2024	15,864	15,910	15,899	0.32
Foundation Building Materials, Inc. (10)	L + 3.25%	3.75%	2/3/2028	7,159	7,136	7,119	0.14
HNC Holdings, Inc. (12)	L + 4.00%	5.00%	10/5/2023	3,990	4,007	4,007	0.08
LBM Acquisition, LLC (7)(11)	L + 3.75%	4.50%	12/17/2027	41,162	41,009	40,923	0.83
Park River Holdings, Inc. (11)	L + 3.25%	4.00%	12/28/2027	27,171	27,138	27,069	0.55
Porcelain Acquisition Corp. (4)(7)(12)	L + 6.00%	7.00%	4/30/2027	71,693	68,679	68,724	1.39
SRS Distribution, Inc. (10)	L + 3.75%	4.25%	6/4/2028	38,229	38,122	38,253	0.77
The Cook & Boardman Group, LLC (12)	L + 5.75%	6.75%	10/17/2025	46,600	44,982	45,552	0.92
The Hillman Group (8)	L + 4.00%	4.10%	5/31/2025	8,544	8,557	8,542	0.17
					263,121	263,660	5.33
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (11)	L + 4.75%	5.50%	3/31/2028	46,968	46,157	47,027	0.95
Atlas CC Acquisition Corp. (5)(11)	L + 4.25%	5.00%	4/28/2028	47,807	46,267	48,016	0.97
Capstone Logistics, LLC (7)(12)	L + 4.75%	5.75%	11/12/2027	21,731	21,806	21,836	0.44
Frontline Road Safety, LLC (4)(7)(11)	L + 5.75%	6.50%	5/3/2027	124,635	122,210	122,142	2.47
Liquid Tech Solutions Holdings, LLC (4)(11)	L + 4.75%	5.50%	3/19/2028	15,500	15,425	15,500	0.31
Roadsafe Holdings, Inc. (4)(7)(12)	L + 5.75%	6.75%	10/19/2027	63,295	61,656	61,604	1.25
Spireon, Inc. (4)(12)	L + 6.50%	7.50%	10/4/2024	42,838	42,838	42,838	0.87
					356,360	358,963	7.26
Wireless Telecommunication Services
CCI Buyer, Inc. (11)	L + 4.00%	4.75%	12/17/2027	28,976	29,122	29,057	0.59
Total First Lien Debt					$10,095,919	$10,147,833	205.26%
Second Lien Debt
Aerospace & Defense
Peraton Corp. (4)(11)	L + 7.75%	8.50%	2/26/2029	$75,000	$73,891	$76,875	1.55%
Airlines
American Rock Salt Company, LLC (4)(5)(11)	L + 7.25%	8.00%	6/4/2029	17,000	16,830	17,000	0.34
Building Products
Symphony Technology Group (4)(11)	L + 8.25%	9.00%	5/3/2029	41,667	41,042	41,354	0.84
Chemicals
NIC Acquisition Corp. (11)	L + 7.75%	8.50%	12/29/2028	31,500	31,051	31,736	0.64
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (11)	L + 6.75%	7.50%	3/18/2029	29,464	29,321	29,520	0.60
USIC Holdings, Inc. (4)(5)(11)	L + 6.50%	7.25%	5/7/2029	10,000	9,900	10,200	0.21
					39,221	39,720	0.80

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(12)	L + 8.75%	9.75%	12/31/2028	34,895		34,230	34,895	0.71
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC (5)(10)	L + 7.00%	7.50%	2/24/2029	20,833		20,733	21,042	0.43
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)	8.75%	8.75%	4/15/2029	C$	15,800	12,370	12,495	0.25
Jayhawk Buyer, LLC (4)(12)	L + 8.75%	9.75%	10/15/2027	29,372		28,793	28,784	0.58
						41,163	41,279	0.83
Health Care Technology
Therapy Brands Holdings, LLC (4)(5)(7)(11)	L + 6.75%	7.50%	5/18/2029	3,519		3,484	3,519	0.07
Insurance
Jones Deslauriers Insurance Management, Inc. (4)(6)(7)(10)	L + 7.50%	8.00%	3/26/2029	C$	20,859	16,201	16,993	0.34
Interactive Media & Services
MH Sub I, LLC (5)(8)	L + 6.25%	6.35%	2/12/2029	15,113		15,077	15,373	0.31
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	7.10%	2/16/2029	39,277		39,319	39,736	0.80
Professional Services
Aqgen Island Holdings, Inc. (5)(10)	L + 6.50%	7.00%	5/4/2029	28,238		27,956	28,097	0.57
Deerfield Dakota Holding, LLC (4)(11)	L + 6.75%	7.50%	4/7/2028	30,000		29,854	30,825	0.62
						57,809	58,922	1.19
Software
Celestial Saturn Parent, Inc. (4)(10)	L + 6.50%	7.00%	4/13/2029	118,488		117,311	119,525	2.42
HS Purchaser, LLC (5)(11)	L + 6.75%	7.50%	11/19/2027	51,000		51,150	51,526	1.04
Idera, Inc. (5)(11)	L + 6.75%	7.50%	2/4/2029	35,430		35,268	35,430	0.72
Maverick Acquisition, Inc. (4)(5)(11)	L + 6.75%	7.50%	4/28/2029	17,000		16,916	17,170	0.35
Mic Glen, LLC (5)(11)	L + 6.75%	7.25%	6/22/2029	17,000		16,915	17,151	0.35
Proofpoint, Inc. (5)(10)	L + 6.25%	6.75%	6/8/2029	95,000		94,525	96,306	1.95
Quest Software US Holdings, Inc. (5)(6)(8)	L + 8.25%	8.44%	5/18/2026	11,098		11,104	11,101	0.22
Virgin Pulse, Inc. (5)(11)	L + 7.25%	8.00%	3/30/2029	26,000		25,793	26,065	0.53
Vision Solutions, Inc. (5)(11)	L + 7.25%	8.00%	3/4/2029	110,950		109,976	110,973	2.24
						478,958	485,247	9.81
Transportation Infrastructure
Atlas CC Acquisition Corp. (4)(5)(11)	L + 7.63%	8.38%	5/25/2029	44,520		43,861	43,852	0.89
Drive Chassis Holdco, LLC (5)(8)	L + 7.00%	7.19%	4/10/2026	96,086		96,156	97,808	1.98
						140,017	141,660	2.87
Total Second Lien Debt						$1,049,026	$1,065,350	21.55%

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Unsecured Debt
Auto Components
Mavis Tire Express Services TopCo LP (5)(8)	6.50%	6.50%	5/15/2029	7,000	7,000	$6,903	0.14%
Commercial Services & Supplies
Garda World Security Corp. (5)(6)(8)	6.00%	6.00%	6/1/2029	2,674	2,674	2,657	0.05
Communications Equipment
Plantronics, Inc. (5)(6)(8)	4.75%	4.75%	3/1/2029	11,480	11,480	11,411	0.23
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%	6.00%	2/15/2029	25,000	24,603	24,785	0.50
Total Unsecured Debt					$45,757	$45,757	0.93%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				52,143	$125	$125	0.00
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	4,336	4,336	0.09
					4,461	4,461	0.09
Air Freight & Logistics
AGI Group Holdings LP - A2 Common Units (4)				1,674	1,674	1,674	0.03
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,077	0.02
					2,751	2,751	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	2,220	0.04
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,195	0.02
					3,415	3,415	0.07
Professional Services
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.13
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238,400	33,725	33,725	0.68
Frontline Road Safety Investments, LLC - Class A Common Units (4)				39,999	4,200	4,200	0.08
					37,925	37,925	0.77
Total Equity Investments					$55,052	$55,052	1.11%
Total Investments - non-controlled/non-affiliated					$11,245,755	$11,313,993	228.85%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(15)					$401	$401	0.01%
Total Equity					$401	$401	0.01%
Total Investments - non-controlled/affiliated					$401	$401	0.01%

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments — controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(15)					$1,421	$1,424	0.03%
Total Equity					$1,421	$1,424	0.03%
Total Investments - controlled/affiliated					$1,421	$1,424	0.03%
Total Investment Portfolio					$11,247,577	$11,315,817	228.88%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$495,567	$495,567	10.02%
Total Portfolio Investments, Cash and Cash Equivalents					$11,743,144	$11,811,384	238.91%

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
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for our variable rate loans were the 30-day L at 0.10%, the 90-day L at 0.15% and the 180-day L at 0.16% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 0.75% or 1.00%.
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
(6)    The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, non-qualifying assets represented 12.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	$11,267	$(113)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
AGI-CFI Holdings, Inc.	Delayed Draw Term Loan	6/11/2023	42,157	—
AGI-CFI Holdings, Inc.	Revolver	6/11/2027	18,144	—
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	12/13/2023	2,003	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	11,898	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	18,518	—
Atlas CC Acquisition Corp.	Letter of Credit	5/26/2026	14,403	—
Barbri , Inc.	Delayed Draw Term Loan	4/28/2023	28,251	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	57,432	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	8,795	(151)

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	4,313	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	2,189	—
CD&R Artemis Bidco, Inc.	Delayed Draw Term Loan	6/9/2022	9,740	—
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/31/2022	9,500	(245)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	10,538	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	25,112	(208)
Cumming Group, Inc.	Revolver	5/26/2027	10,387	—
Dana Kepner Company, LLC	Delayed Draw Term Loan	12/29/2021	6,250	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	9,586	(72)
DG Investment Intermediate Holdings 2, Inc.	Delayed Draw Term Loan	3/5/2028	1,236	—
Dominion Colour Corporation	Delayed Draw Term Loan	5/6/2027	7,649	—
Episerver, Inc.	Revolver	4/9/2026	3,833	(57)
FCG Acquisitions, Inc.	Delayed Draw Term Loan	3/31/2028	1,161	—
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/24/2023	13,776	(138)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	17,754	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	39,526	—
GI Consilio Parent, LLC	Revolver	5/14/2026	6,300	(49)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	(42)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	26,259	(523)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
HS Purchaser, LLC	Delayed Draw Term Loan	11/19/2027	5,000	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	23,316	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2021	667	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	12,385	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	1,943	—
LBM Acquisition, LLC	Delayed Draw Term Loan	12/17/2027	1,437	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	9,108	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	16,185	(162)
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	(34)
Mobileum, Inc.	Delayed Draw Term Loan	8/12/2024	26,377	—
Monroe Capital Holdings, LLC	Delayed Draw Term Loan	6/8/2022	8,839	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	8,600	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	276	(3)
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	864	—
MRI Software, LLC	Revolver	2/10/2026	673	—
National Mentor Holdings, Inc.	Delayed Draw Term Loan	2/18/2028	989	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,269	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2021	37,050	(296)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	8,049	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	(32)
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	3/2/2028	7,200	—
Porcelain Acquistion Corp.	Delayed Draw Term Loan	4/30/2022	33,940	(997)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	15,545	(194)
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	7,898	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(123)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2021	42,476	(425)
Sciens Building Solutions, LLC	Delayed Draw Term Loan	5/21/2027	36,563	(457)
Sciens Building Solutions, LLC	Revolver	5/21/2027	3,150	(39)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	15,200	(210)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	3,739	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/5/2024	78,250	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	98,850	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	9/18/2021	7,139	(107)
SpecialtyCare, Inc.	Revolver	6/18/2026	5,935	(178)
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	22,132	(221)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	18,493	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	10/26/2022	67,122	—
Therapy Brands Holdings, LLC	Delayed Draw Term Loan	5/18/2028	3,109	—
TricorBraun Holdings, Inc.	Delayed Draw Term Loan	3/3/2028	2,465	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	44,729	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	11,629	—
Triple Lift, Inc.	Revolver	5/6/2028	14,295	(286)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	40,653	(250)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	12,486	(407)
Wireless Vision, LLC	Delayed Draw Term Loan	12/30/2025	2,100	—
Total Unfunded Commitments			$1,364,162	$(6,652)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of June 30, 2021 was 0.25%.
(10)    The interest rate floor on these investments as of June 30, 2021 was 0.50%.
(11)    The interest rate floor on these investments as of June 30, 2021 was 0.75%.
(12)    The interest rate floor on these investments as of June 30, 2021 was 1.00%.
(13)    The interest rate floor on these investments as of June 30, 2021 was 1.25%.
(14)    The interest rate floor on these investments as of June 30, 2021 was 1.50%.
(15)    Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2021, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2021	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$—	$401	$—	$—	$401	$—
Controlled/Affiliated Investments
GSO DL Co-Invest CI LP	—	1,421	—	3	1,424	—
Total	$—	$1,822	$—	$3	$1,825	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of private middle market U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions). The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. middle market companies through (i) first lien senior secured and unitranche loans and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also dynamically invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
The six months ended June 30, 2021 represents the period from January 7, 2021 (commencement of operations) to June 30, 2021.
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
As of June 30, 2021, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Siris Peak Funding LLC (“Siris Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”) and BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak”), BCRED Investments LLC and BCRED BSL CLO 2021-1, LLC.
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
•In addition, independent valuation firms engaged by the Board prepare quarter-end valuations of such investments except de minimis investments, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to authority delegated by the Board, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2021, the Company had $255.5 million of receivables for investments sold. As of June 30, 2021, the Company had $2,289.8 million of payables for investments purchased.

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

Forward Purchase Agreement
The Company was party to a forward purchase agreement (the "Facility Agreement", defined in Note 7) whereby it was obligated to purchase certain assets that were acquired by the Financing Provider, subject to certain contingencies.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2021, the Company recorded $0.2 million and $1.1 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2021, the Company recorded PIK income of $0.6 million and $0.7 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2021, the Company recorded fee income of $8.1 million and $8.2 million, respectively.
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
For the three and six months ended June 30, 2021, the Company accrued organization costs of $0.0 million and $1.1 million, respectively. For the three and six months ended June 30, 2021, the Company accrued offering costs of $0.8 million and $1.6 million, respectively.

Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes (including the 2021-1 Notes, defined in Note 6) are presented net against the outstanding debt balance of the related security.

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
For the three and six months ended June 30, 2021, the Company did not incur any U.S. federal exercise tax.

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

Recent Accounting Pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the LIBOR (London Interbank Offered Rate) or other interbank-offered based reference rates as of the end of December 2021. Management continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2021.

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
For the three and six months ended June 30, 2021, base management fees representing $12.6 million and $17.0 million, respectively, were fully waived. As of June 30, 2021 and December 31, 2020, there were no amounts payable to the Adviser relating to management fees.
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
These calculations are prorated for any period of less than three months, including the first quarter the Company commenced operations, and are adjusted for any share issuances or repurchases during the relevant quarter.
(ii) Capital gains incentive fee
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

For the three and six months ended June 30, 2021, the Company accrued income based incentive fees of $10.9 million and $13.8 million, respectively, which were fully waived. As of June 30, 2021 and December 31, 2020, there were no amounts payable to the Adviser for the income based incentive fees. For the three and six months ended June 30, 2021 the Company accrued capital gains incentive fees of $6.5 million and $9.3 million, respectively, none of which was payable as of June 30, 2021 under the Investment Advisory Agreement.
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
For the three and six months ended June 30, 2021, the Company incurred $0.3 million and $0.6 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, $0.4 million and $0.0 million, respectively, was unpaid and included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities, respectively.
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

For the three and six months ended June 30, 2021, the Company accrued distribution and shareholder servicing fees of $1.8 million and $2.2 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2021, the Company accrued distribution and shareholder servicing fees of $0.0 million and $0.0 million, respectively, which were attributable to Class D shares.

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
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-

term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
January 31, 2021	$1,608	$(1,608)	$—
February 28, 2021	591	(591)	—
Total	$2,199	$(2,199)	$—
For the three and six months ended June 30, 2021, the Adviser made Expense Payments in the amount of $0.0 million and $2.2 million, respectively. For the three and six months ended June 30, 2021, there were Reimbursement Payments made to the Adviser of $2.2 million and $2.2 million, respectively.

Escrow Agreement
On October 5, 2020, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company received purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board authorized the release of the escrowed purchase order proceeds to the Company, which occurred on January 7, 2021.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$10,095,919	$10,147,833	89.69%
Second lien debt	1,049,026	1,065,350	9.41
Unsecured debt	45,757	45,757	0.40
Equity investments	56,875	56,877	0.50
Total	$11,247,577	$11,315,817	100.00%
The industry composition of investments at fair value was as follows:

June 30, 2021
Aerospace & Defense	1.76%
Air Freight & Logistics	4.89
Airlines	0.55
Auto Components	0.78
Beverages	0.28
Building Products	5.07
Capital Markets	0.44

Chemicals	1.22
Commercial Services & Supplies	7.77
Communications Equipment	0.10
Construction Materials	0.23
Construction & Engineering	2.34
Containers & Packaging	1.40
Distributors	1.07
Diversified Consumer Services	0.90
Diversified Financial Services	2.40
Diversified Telecommunication Services	0.43
Electrical Equipment	0.16
Electronic Equipment, Instruments & Components	1.24
Electric Utilities	0.37
Energy Equipment & Services	0.46
Entertainment	0.11
Food Products	0.27
Health Care Equipment & Supplies	0.75
Health Care Providers & Services	11.33
Health Care Technology	1.86
Hotels, Restaurants & Leisure	1.56
Household Durables	1.20
Independent Power and Renewable Electricity Producers	0.22
Industrial Conglomerates	0.81
Insurance	2.81
Interactive Media & Services	0.78
Internet & Direct Marketing Retail	1.82
IT Services	3.76
Leisure Products	0.41
Life Sciences Tools & Services	0.44
Machinery	1.01
Marine	0.02
Media	1.07
Metals & Mining	0.32
Oil, Gas & Consumable Fuels	0.32
Personal Products	0.17
Pharmaceuticals	0.63
Professional Services	5.50
Real Estate Management & Development	1.71
Road & Rail	0.27
Software	17.96
Specialty Retail	0.57
Technology Hardware, Storage & Peripherals	0.51
Textiles, Apparel & Luxury Goods	0.61
Trading Companies & Distributors	2.33
Transportation Infrastructure	4.75
Wireless Telecommunication Services	0.26
Total	100.00%
The geographic composition of investments at cost and

fair value was as follows:

	June 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$10,818,846	$10,881,143	96.16%	220.09%
Canada	242,610	246,350	2.18	4.98
Europe	186,121	188,324	1.66	3.81
Total	$11,247,577	$11,315,817	100.00%	228.88%
As of June 30, 2021, no loans in the portfolio were on non-accrual status.
As of June 30, 2021, on a fair value basis, approximately 98.4% of our performing debt investments bore interest at a floating rate and approximately 1.6% of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,801,566	$5,346,267	$10,147,833
Second lien debt	—	611,863	453,487	1,065,350
Unsecured debt	—	45,757	—	45,757
Equity investments	—	—	56,877	56,877
Total	$—	$5,459,186	$5,856,631	$11,315,817
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$2,566,565	$179,588	$7,360	$2,753,513	$1,910
Purchases of investments	3,015,062	320,265	49,514	3,384,841	—
Proceeds from principal repayments and sales of investments	(88,599)	—	—	(88,599)	(2,248)
Accretion of discount/amortization of premium	3,269	95	—	3,364	—
Net realized gain (loss)	(122)	—	—	(122)	2,248
Net change in unrealized appreciation (depreciation)	16,679	5,371	3	22,053	(1,910)
Transfers into Level 3 (1)	82,297	—	—	82,297	—
Transfers out of Level 3 (1)	(248,884)	(51,832)	—	(300,716)	—
Fair value, end of period	$5,346,267	$453,487	$56,877	$5,856,631	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$16,489	$5,371	$3	21,863	$—

	Six Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments	5,392,982	444,576	56,874	5,894,432	—
Proceeds from principal repayments and sales of investments	(73,005)	—	—	(73,005)	(3,709)
Accretion of discount/amortization of premium	4,657	106	—	4,763	—
Net realized gain (loss)	(64)	—	—	(64)	3,709
Net change in unrealized appreciation (depreciation)	21,697	8,805	3	30,505	—
Fair value, end of period	$5,346,267	$453,487	$56,877	$5,856,631	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$21,697	$8,805	$3	30,505	$—
(1)For the three and six months ended June 30, 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$4,649,307	Yield analysis	Discount rate	4.02%	11.33%	7.48%
	696,960	Market quotations	Broker quoted price	96.25	101.13	99.41
	5,346,267
Investments in second lien debt	120,026	Yield analysis	Discount rate	9.42%	10.59%	10.03%
	333,461	Market quotations	Broker quoted price	99.25	102.75	101.22
	453,487
Investments in equity	23,152	Market approach	Performance multiple	7.75x	18.50x	14.16x
	33,725	Yield analysis	Discount rate	11.81%	11.81%	11.81%
	56,877
Total	$5,856,631
(1)Weighted averages are calculated based on fair value of investments.
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2021, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.
The fair value of the Company’s 2024 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2021 was $431.7 million, based on vendor pricing received by the Company.
The fair value of the Company’s 2021-1 Debt (as defined in Note 6), which would be categorized as Level 3, is equivalent to the principal amount outstanding of $663.0 million as of June 30, 2021 as the transaction closed on June 29, 2021.
Other
The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value, the 2024 Notes and the 2021-1 Debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2021, the Company’s asset coverage was 202.3%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Siris Peak Funding, Bushnell Peak Funding, Granite Peak Funding, and Middle Peak Funding, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
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
As of June 30, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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
The initial principal amount of the Maroon Peak Funding Facility was $500 million. On February 26, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $560 million, and on March 23, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $1,000 million. Proceeds from borrowings under the Maroon Peak Funding Facility may be used to fund portfolio investments by Maroon Peak and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender. All amounts outstanding under the Maroon Peak Funding Facility must be repaid by January 28, 2023, unless the parties have entered into an extension agreement.
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (which was subsequently amended on May 12, 2021 and as further amended from time to time, the “Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Fund serves as servicer under the Summit Peak Funding Facility.
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
The initial principal amount of the Summit Peak Funding Facility is $500 million. Effective May 12, 2021, the maximum commitment amount of the Summit Peak Funding Facility was increased to $1,000 million. Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender. The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 1, 2024, and the Summit Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 3, 2026.
Denali Peak Funding Facility
Pursuant to the Purchase Agreement (as discussed in Note 10), Denali Peak Funding is now indirectly wholly-owned by the Company. Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”), which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. DB serves as agent, U.S. Bank National Association serves as collateral agent and collateral custodian and Twin Peaks (as discussed in Note 10) serves as servicer under the Denali Peak Funding Facility.
Advances under the Denali Peak Funding Facility initially bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 2.00% per annum. After October 11, 2021, the applicable margin on outstanding advances will be increased by 0.25% per annum.
As of June 30, 2021, the maximum commitment amount of the Denali Peak Funding Facility was $200.0 million, which was fully drawn. Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender. The period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on October 11, 2021, and the Denali Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 11, 2023.
Siris Peak Funding Facility
Pursuant to the Purchase Agreement (as discussed in Note 10), Siris Peak Funding is now indirectly wholly-owned by the Company. Siris Peak Funding is party to a senior secured credit facility (the “Siris Peak Funding Facility”), dated as of October 11, 2018, with SG, which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. SG serves as agent, Citibank N.A. serves as collateral agent and collateral custodian, Virtus Group, LP serves as collateral administrator and Twin Peaks (as discussed in Note 10) serves as servicer under the Siris Peak Funding Facility.

Advances under the Siris Peak Funding Facility bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 2.25% per annum.

As of June 30, 2021, the maximum commitment amount of the Siris Peak Funding Facility was $165.9 million, which was fully drawn and which may not be reborrowed once repaid. Proceeds from borrowings under the Siris Peak Funding Facility may be used to fund portfolio investments by Siris Peak Funding and to make advances under revolving loans where Siris Peak Funding is a lender. The Siris Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 11, 2023.
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Credit Facility.

Advances under the Bushnell Peak Credit Facility bear interest at a per annum rate equal to the “base rate” (which is the greatest of (i) the sum of (A) the weighted average of the rates on overnight federal funds transactions with members of the

Federal Reserve System plus (B) 0.5%, (ii) the prime rate as publicly announced by Bank of America and (iii) one month LIBOR) plus the applicable margin of 1.35% per annum. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments (the “Minimum Utilization Amount”), which amount is equal to 80% of the aggregate commitments beginning one month after the closing date of the Bushnell Peak Credit Facility and thereafter. Unused amounts below the Minimum Utilization Amount accrue a fee at a rate of 1.35% per annum. In addition, Bushnell Peak Funding will pay an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of the Minimum Utilization Amount, commencing one month after the closing date of the Bushnell Peak Credit Facility.

The initial principal amount of the Bushnell Peak Credit Facility is $425 million. The Bushnell Peak Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Bushnell Peak Credit Facility to up to $600 million. Proceeds from borrowings under the Bushnell Peak Credit Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding Facility is a lender. All amounts outstanding under the Bushnell Peak Credit Facility must be repaid by the date that is two years after the closing date of the Bushnell Peak Credit Facility.
Granite Peak Funding Facility
On June 17, 2021, Granite Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Granite Peak Funding Facility”) with Goldman Sachs Bank USA (“GS”). GS serves as administrative agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator, and the Company serves as servicer under the Granite Peak Funding Facility.
Advances under the Granite Peak Funding Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.10% per annum. Commencing on October 15, 2021, Granite Peak Funding will pay an unused commitment fee of 0.25% per annum on the average daily unused commitments under the Granite Peak Funding Facility, which fee shall increase to 0.40% per annum from and after January 13, 2022. The unused commitment fee will be payable only when more than 25% of the total commitments under the Granite Peak Funding Facility are unused, and will terminate when Granite Peak Funding is no longer permitted to make borrowings under the Granite Peak Funding Facility. Granite Peak Funding will also pay to GS an administrative agency fee at a rate of 0.15% per annum on the aggregate principal amount of outstanding advances under the Granite Peak Funding Facility, in addition to certain other fees as agreed between Granite Peak Funding and GS.
The initial principal amount of the commitments under the Granite Peak Funding Facility is $250 million. Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender. The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 17, 2026.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the ”Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.

Advances under the Middle Peak Funding Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin. The applicable margin will initially be 1.60% per annum for advances used to finance the purchase or origination of broadly syndicated loans, and 2.00% per annum for advances used to finance the purchase or origination of middle market loans. Effective December 30, 2021, the applicable margin for all advances will be 2.00% per annum, and will increase to 2.10% per annum effective on June 30, 2024. Effective October 30, 2021, Middle Peak Funding will pay a commitment fee of 0.35% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, terminating on June 30, 2024. Effective October 30, 2021, Middle Peak Funding will pay interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in an amount of 0.15% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, terminating on June 30, 2024, in addition to certain other fees as agreed between Middle Peak Funding and MS.

The initial principal amount of the Middle Peak Funding Facility is $500 million. Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender. The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on June 30, 2024, and the Middle Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 30, 2026.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $1,425.0 million. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $2,500.0 million. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on May 18, 2025, and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by May 18, 2026, pursuant to an amortization schedule.
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, (y) for loans for which the Company elects the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875% and (z) with respect to any loan denominated in Pounds Sterling, SONIA for the applicable date plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.8693%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.9943%. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

In connection with the Revolving Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.

The Revolving Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Citi may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.
As of June 30, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Bonds
2024 Notes
On June 21, 2021, the Company entered into a Note Purchase Agreement (the ”Note Purchase Agreement”) governing the issuance of $435.0 million in aggregate principal amount of its 2.56% Series A Senior Notes (the “2024 Notes”)

to qualified institutional investors in a private placement. The 2024 Notes were issued on June 21, 2021 and will mature on June 21, 2024 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2024 Notes will be due semiannually on June 3 and December 3. In addition, the Company is obligated to offer to repay the 2024 Notes at par if certain change in control events occur. The 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that 2024 notes receive a below investment grade rating by either one rating agency if there are only one or two rating agencies providing ratings of the 2024 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), the 2024 Notes will bear interest at a fixed rate of 3.56% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing
As of June 30, 2021, the Company was in compliance with all covenants and other requirements of the 2024 Notes.
Debt Securitizations
2021-1 Debt Securitization
On June 29, 2021, the Company completed a $876.6 million term debt securitization (the “2021-1 Debt Securitization”), $819.5 million of which was funded on the closing date. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-1 Debt Securitization (collectively, the “2021-1 Notes”) were issued by BCRED BSL CLO 2021-1, Ltd. (“BCRED BSL CLO Ltd.”) and BCRED BSL CLO 2021-1, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the 2021-1 Debt Securitization:

		June 30, 2021
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	L+1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	L+1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	L+2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	L+3.35%	Baa3
Class E Notes(1)	Junior Secured Deferrable Floating Rate	—	L+7.00%	Ba3
Total Secured Notes (“2021-1 Debt”)		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 Notes		$819,500
(1)The Class E Notes were initially issued as unfunded, undrawn class of notes, in the amount of $57.1 million, that may be funded after closing at direction of the Company.
(2)The Company retained all of the Subordinated Notes issued in the 2021-1 Debt Securitization which are eliminated in consolidation.
The 2021-1 Notes mature in July 2034, unless redeemed by the Issuers, at the direction of the Company as holder of the Subordinated Notes on any business day after July 20, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers. The Class A Notes, Class B Notes, Class C Notes, Class D Notes and Class E Notes are the secured obligations of the Issuers and the Subordinated Notes are the unsecured obligations of BCRED BSL CLO Ltd. The indenture governing the 2021-1 Notes includes customary covenants and events of default.

The 2021-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to BCRED BSL CLO Ltd. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
The Company’s outstanding debt obligations were as follows:

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$600,000	$599,425	$599,425	$575	$575
Castle Peak Funding Facility (4)	800,000	796,391	796,391	3,609	3,131
Maroon Peak Funding Facility	1,000,000	97,350	97,350	902,650	604,111
Summit Peak Funding Facility (5)	1,000,000	370,289	370,289	629,711	561,777
Denali Peak Funding Facility	200,000	200,000	200,000	—	—
Siris Peak Funding Facility	165,919	165,919	165,919	—	—
Bushnell Peak Funding Facility	425,000	125,000	125,000	300,000	42,068
Granite Peak Funding Facility	250,000	15,000	15,000	235,000	83,759
Middle Peak Funding Facility	500,000	—	—	500,000	37,050
Revolving Credit Facility (6)	1,425,000	1,365,684	1,365,684	59,316	59,316
2024 Notes (7)	435,000	435,000	431,539	—	—
2021-1 Debt(8)	663,000	663,000	661,866	—	—
Total	$7,463,919	$4,833,058	$4,828,463	$2,630,861	$1,391,787
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Bard Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Euros (EUR) of 19.5 million.
(4)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(5)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 11.3 million and 19.6 million, respectively.
(7)The carrying value of the Company's 2024 Notes is presented net of unamortized debt issuance costs of $3.5 million as of June 30, 2021.
(8)The carrying value of the Company’s 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, $7.4 million and $0.0 million, respectively, of interest expense and $0.3 million and $0.0 million, respectively, of unused commitment fees were included in interest payable. For the three months ended June 30, 2021, the weighted average interest rate on all borrowings outstanding was 2.21% (including unused fees and accretion of net discounts on unsecured debt) and the average principal debt outstanding was $2,814.1 million. For the six months ended June 30, 2021, the weighted average interest rate on all borrowings outstanding was 2.16% (including unused fees) and the average principal debt outstanding was $1,777.0 million.
The components of interest expense were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Borrowing interest expense	$14,939	$17,809
Facility unused fees	570	682
Accretion of original issue discount	30	30
Amortization of financing costs and debt issuance costs	1,806	2,264
Total interest expense	$17,345	$20,785
Cash paid for interest expense	$11,336	$11,837
Note 7. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $1,364.2 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of June 30, 2021, the Company estimates that it had $3,090.1 million of investments that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021, management is not aware of any pending or threatened material litigation.
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

For the three months ended June 30, 2021, the Company acquired $170.7 million of investments (which represented the remaining assets held by the Financing Provider) from the Financing Provider, resulting in net realized gains of $2.2 million. For the three months ended June 30, 2021, the Company recorded unrealized losses of $1.9 million which represented the reversal of previously accrued unrealized gains relating to this forward purchase obligation. For the six months ended June 30,

2021, the Company acquired $610.6 million of investments from the Financing Provider, resulting in net realized gains of $3.7 million.
Following the acquisition of all the assets held by the Financing Provider, the Facility Agreement was terminated on June 22, 2021.
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

As of January 7, 2021, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares, and 29,809,301 Class I shares at an offering price of $25.00 per share; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814.0 million, of which $25.0 was from an affiliate of the Adviser, to the Company as payment for such shares.
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	72,765,283	$1,863,782
Share transfers between classes	106,389	2,745
Distributions reinvested	768,399	19,715
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	73,591,333	$1,885,003
CLASS S
Subscriptions	31,758,213	$813,582
Distributions reinvested	185,595	4,766
Share repurchases	—	—
Early repurchase deduction	—	6
Net increase (decrease)	31,943,808	$818,354
CLASS D
Subscriptions	3,125,266	$80,347
Share transfers between classes	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	108,556,429	$2,781,021
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	144,470,591	$3,669,228
Share transfers between classes	106,389	2,745
Distributions reinvested	959,838	24,563
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	145,488,080	$3,695,297
CLASS S
Subscriptions	42,866,403	$1,093,871
Distributions reinvested	208,295	5,341
Share repurchases	—	—
Early repurchase deduction fees	—	6
Net increase (decrease)	43,074,698	$1,099,218
CLASS D
Subscriptions	3,125,266	$80,347
Transfers	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction fees	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	191,584,066	$4,872,179
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D common shares of beneficial interest during the six months ended June 30, 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D (1)
January 31, 2021	$25.25	$25.25	$—
February 28, 2021	25.36	25.36	—
March 31, 2021	25.49	25.49	—
April 30, 2021	25.59	25.59	—
May 31, 2021	25.80	25.80	25.80
June 30, 2021	25.81	25.81	25.81
(1)Class D commenced operations on May 1, 2021.
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D common shares of beneficial interest. The following table presents distributions that were declared during the six months ended June 30, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
			$1.0009	$97,735

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
			$0.8967	$21,833

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	0.1510	205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
			$0.4356	$1,065
(1)Represents a special distribution.
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
Through June 30, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9871	$95,729	$0.8829	$21,239	$0.4218	$1,023
Net realized gains	0.0138	2,006	0.0138	594	0.0138	42
Total	$1.0009	$97,735	$0.8967	$21,833	$0.4356	$1,065

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
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares.
During the three and six months ended June 30, 2021, approximately 48,738 shares were repurchased (total value of $1.3 million based on June 30, 2021 NAV of 25.81).

The following table further summarizes the share repurchases completed during the six months ended June 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 28, 2021	5.00%	June 30, 2021	$1,233	48,738	0.06%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Class I	Class S	Class D (6)
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income (1)	1.08	1.01	0.39
Net unrealized and realized gain (loss) (2)	0.73	0.70	0.27
Net increase (decrease) in net assets resulting from operations	1.81	1.71	0.66
Distributions from net investment income (3)	(0.99)	(0.89)	(0.43)
Distributions from net realized gains (3)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets from shareholders' distributions	(1.00)	(0.90)	(0.44)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.81	0.81	0.22
Net asset value, end of period	$25.81	$25.81	$25.81
Shares outstanding, end of period	145,490,140	43,074,698	3,021,288
Total return based on NAV (4)	7.34%	6.91%	2.57%
Ratios:
Ratio of net expenses to average net assets (5)	2.69%	3.68%	3.33%
Ratio of net investment income to average net assets (5)	8.77%	8.15%	8.96%
Portfolio turnover rate	13.28%	13.28%	13.28%
Supplemental Data:
Net assets, end of period	$3,754,393	$1,111,572	$77,969
Asset coverage ratio	202.3%	202.3%	202.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.05, $0.04 and $0.03 impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions.
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
(5)For the six months ended June 30, 2021, amounts are annualized except for organizational costs. For the six months ended June 30, 2021, the ratio of total operating expenses to average net assets was 4.95%, 5.94% and 6.20% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 2.26%, 2.26% and 2.87% on Class I, Class S and Class D, respectively, of average net assets.
(6)Class D commenced operations on May 1, 2021.
(7)The per share amount rounds to less than $0.01 per share.

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

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2021, except as discussed below.

July Subscriptions and Dividend Declarations

The Company received approximately $1,136.6 million of net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective July 1, 2021.

On July 21, 2021, the Company’s Board declared distributions of $0.1740 per Class I share, $0.1557 per Class S share, and $0.1686 per Class D share, which is payable on August 27, 2021 to shareholders of record as of July 31, 2021.

August Subscriptions

The Company received approximately $945.3 million of net proceeds relating to the issuance of Class I, Class D and Class S shares for subscriptions effective August 1, 2021.

The Company has closed on aggregate subscriptions of approximately $6,925.4 million since the time it commenced operations on January 7, 2021.

Financing Transactions

On July 15, 2021, the Company amended the Castle Peak Funding Facility to, among other things, increase the maximum commitment amount to $1,300.0 million from $800.0 million.

On July 23, 2021, the Company amended the Bard Peak Funding Facility to, among other things, increase the maximum commitment amount to $1,000.0 million from $600.0 million.

On July 23, 2021, Bison Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the ”Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.

Advances under the Bison Peak Funding Facility bear interest initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. The applicable margin for all advances will increase by 0.50% per annum effective on July 23, 2024. Effective January 23, 2022, Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, which amount increases in three-month intervals from 20% on such effective date to 80% from and after October 23, 2022 and thereafter. Unused amounts below such minimum utilization amount accrue a fee at a rate of 2.00% per annum. In addition, effective on September 23, 2021, Bison Peak Funding will pay an unused fee on the daily unused amount of the financing commitments in excess of such minimum utilization amount, which amount shall initially be 0.20% per annum and shall increase to 0.40% per annum from and after November 23, 2021, in addition to certain other fees as agreed between Bison Peak Funding and Morgan Stanley.

The initial maximum commitment amount of the Bison Peak Funding Facility is $1,000 million. Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender. All amounts outstanding under the Bison Peak Funding Facility must be repaid by July 23, 2026.

Other
On August 4, 2021, the Board appointed Kate Rubenstein as Chief Operating Officer of the Company, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31,2020 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The six months ended June 30, 2021 represents the period from January 7, 2021 (commencement of operations) to June 30, 2021.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Once we have invested a substantial amount of proceeds from the offering, under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. middle market companies through (i) first lien senior secured and unitranche loans and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, we will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). We expect that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
Key Components of Our Results of Operations

Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

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
In addition, we generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by us.
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
Portfolio and Investment Activity
For the three months ended June 30, 2021, we acquired $7,240.6 million aggregate principal amount of investments (including $861.7 million of unfunded commitments), $6,503.1 million of which was first lien debt, $673.9 million of which was second lien debt, $12.7 million of which was unsecured debt, and $50.9 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

As of and for the three months ended June 30, 2021
Investments:
Total investments, beginning of period	$5,417,954
New investments purchased	6,321,122
Net accretion of discount on investments	4,450
Net realized gain (loss) on investments	360
Investments sold or repaid	(496,309)
Total investments, end of period	$11,247,577
Amount of investments funded at principal:
First lien debt investments	$5,641,443
Second lien debt investments	673,895
Unsecured debt	12,695
Equity investments	50,912
Total	$6,378,945
Proceeds from investments sold or repaid:
First lien debt investments	$(470,828)
Second lien debt investments	(4,473)
Unsecured debt	(21,008)
Equity investments	—
Total	$(496,309)
Number of portfolio companies	347
Weighted average yield on debt and income producing investments, at cost(1)(2)	6.23%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	6.19%
Percentage of debt investments bearing a floating rate, at fair value	98.4%
Percentage of debt investments bearing a fixed rate, at fair value	1.6%
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
(2)As of June 30, 2021, the weighted average total portfolio yield at cost was 6.20%. The weighted average total portfolio yield at fair value was 6.16%.
Our investments consisted of the following (dollar amounts in thousands):

	June 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$10,095,919	$10,147,833	89.69%
Second lien debt	1,049,026	1,065,350	9.41
Unsecured debt	45,757	45,757	0.40
Equity investments	56,875	56,877	0.50
Total	$11,247,577	$11,315,817	100.00%

As of June 30, 2021, no loans in the portfolio were on non-accrual status.
Results of Operations
On January 7, 2021, we commenced operations and accepted $814.0 million of subscriptions.

The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total investment income	$123,124	$157,513
Net expenses	31,517	39,726
Net investment income	91,607	117,787
Net unrealized appreciation (depreciation)	50,411	68,531
Net realized gain (loss)	1,725	6,018
Net increase (decrease) in net assets resulting from operations	$143,743	$192,336
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest income	$114,433	$148,636
Payment-in-kind interest income	578	700
Fee income	8,113	8,177
Total investment income	$123,124	$157,513
For the three and six months ended June 30, 2021, total investment income was $123.1 million and $157.5 million, respectively, driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $11,315.8 million at June 30, 2021 and our weighted average yield on debt and income producing investments, at fair value was 6.19%.
As the impact of COVID-19 persists and there remain uncertainties related to new variants and the acceptance of vaccines, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest expense	$17,345	$20,785
Management fees	12,620	17,000
Income based incentive fee	10,916	13,761
Capital gains incentive fee	6,517	9,319
Distribution and shareholder servicing fees
Class S	1,798	2,156
Class D	23	23
Professional fees	1,009	1,587
Board of Trustees’ fees	140	279
Administrative service expenses	324	619
Organization costs	—	1,090
Amortization of continuous offering costs	838	1,609
Other general & administrative	1,324	2,259
Total expenses	52,854	70,487
Expense support	—	(2,199)
Recoupment of expense support	2,199	2,199
Management fees waived	(12,620)	(17,000)
Incentive fees waived	(10,916)	(13,761)
Net expenses	$31,517	$39,726
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $17.3 million for the three months ended June 30, 2021 was driven by $2,814.1 million of average borrowings (at an average effective interest rate of 2.21%) under our credit facilities, 2024 Notes and our 2021-1 Debt related to borrowing for investments.
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $20.8 million for the six months ended June 30, 2021 was driven by $1,777.0 million of average borrowings (at an average effective interest rate of 2.16%) under our existing and new credit facilities and our newly issued 2024 Notes and our 2021-1 Debt related to borrowing for investments.
Management Fees
For the three and six months ended June 30, 2021, management fees were $12.6 million and $17.0 million, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has waived management fees through July 7, 2021.
Income Based Incentive Fees
For the three and six months ended June 30, 2021, income based incentive fees were $10.9 million and $13.8 million, respectively. The Adviser has waived income based incentive fees through July 7, 2021.
Capital Gains Incentive Fees
For the three and six months ended June 30, 2021, we accrued capital gains incentive fees of $6.5 million and $9.3 million, respectively. For the three and six months ended June 30, 2021, the accrued incentive fees were attributable to net realized and unrealized gains of $52.1 million and $74.5 million, respectively. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses were $5.5 million for the three months ended June 30, 2021, primarily comprised of $0.8 million of offering costs, $1.0 million of professional fees (including legal, audit and tax), $1.3 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), and $1.8 million of distribution and shareholder servicing fees paid by Class S and Class D investors.
Total other expenses were $9.6 million for the six months ended June 30, 2021, primarily comprised of $2.7 million of organization and offering costs, $1.6 million of professional fees (including legal, audit and tax), $2.3 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), and $2.2 million of distribution and shareholder servicing fees paid by Class S and Class D investors.
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
For the three and six months ended June 30, 2021, we incurred no U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net unrealized gain (loss) on investments	$52,321	$68,531
Net unrealized gain (loss) on forward purchase obligation	(1,910)	—
Net unrealized gain (loss)	$50,411	$68,531
For the three and six months ended June 30, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity in the period. Additionally, the fair value of our debt investments as a percentage of principal increased by 0.3% as compared to prior quarter.
Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net realized gain (loss) on investments	$360	$777
Net realized gain (loss) on forward purchase obligation	2,248	3,709
Net realized gain (loss) on derivative	—	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(883)	(802)
Net realized gain (loss)	$1,725	$6,018
For the three and six months ended June 30, 2021, we generated realized gains on investments of $1.7 million and $6.0 million, respectively, which was primarily comprised of the net realized gain on forward purchase obligation and, for the six months ended June 30, 2021, the net realized gain on derivative recorded upon the settlement of the purchase of the Syndicated Warehouse.
As the impact of COVID-19 persists, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of common shares, proceeds from net borrowings on our credit facilities and unsecured debt issuances, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to the holders of our shares.

As of June 30, 2021, we had nine asset based leverage facilities, one revolving credit facility, one unsecured note issuance and one debt securitization outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2021, we had an aggregate amount of $4,833.1 million of debt securities outstanding and our asset coverage ratio was 202.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of June 30, 2021, taken together with our $2,630.9 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of June 30, 2021, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our common shares (including the $1,136.6 million of proceeds from July 1, 2021 subscriptions, which we had significant visibility for as of June 30, 2021) and available borrowing capacity under our credit facilities. Additionally, we held $5,459.2 million of Level 2 debt investments as of June 30, 2021, which could provide additional liquidity if necessary.

Although we were able to close on several new revolving credit facilities and issue debt securities during the six months ended June 30, 2021, and the financial markets have recovered from 2020 levels, another disruption in the financial markets like that caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of June 30, 2021, we had $495.6 million in cash and cash equivalents. During the six months ended June 30, 2021, cash used in operating activities was $8,639.8 million, primarily as a result of funding portfolio investments of $10,637.6 million, the acquisition of Twin Peaks for $697.4 million (net of cash assumed), partially offset by proceeds from sale of investments of $723.4 million and an increase in payables for investments purchases of $2,169.4 million. Cash provided by financing activities was $9,135.3 million during the period, primarily as a result of new share issuances related $4,843.4 million of subscriptions and net borrowings of $4,358.7 million.
Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	72,765,283	$1,863,782
Share transfers between classes	106,389	2,745
Distributions reinvested	768,399	19,715
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	73,591,333	$1,885,003
CLASS S
Subscriptions	31,758,213	$813,582
Distributions reinvested	185,595	4,766
Share repurchases	—	—
Early repurchase deduction	—	6
Net increase (decrease)	31,943,808	$818,354
CLASS D
Subscriptions	3,125,266	$80,347
Share transfers between classes	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	108,556,429	$2,781,021
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	144,470,591	$3,669,228
Share transfers between classes	106,389	2,745
Distributions reinvested	959,838	24,563
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	145,488,080	$3,695,297
CLASS S
Subscriptions	42,866,403	$1,093,871
Distributions reinvested	208,295	5,341
Share repurchases	—	—
Early repurchase deduction fees	—	6
Net increase (decrease)	43,074,698	$1,099,218
CLASS D
Subscriptions	3,125,266	$80,347
Transfers	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction fees	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	191,584,066	$4,872,179
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2021 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
			$1.0009	$97,735

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
			$0.8967	$21,833

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	0.1510	205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
			$0.4356	$1,065
(1)Represents a special distribution.
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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9871	$95,729	$0.8829	$21,239	$0.4218	$1,023
Net realized gains	0.0138	2,006	0.0138	594	0.0138	42
Total	$1.0009	$97,735	$0.8967	$21,833	$0.4356	$1,065
Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such

NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders across all share classes.
During the three and six months ended June 30, 2021, approximately 48,738 shares were repurchased (total value of $1.3 million based on June 30, 2021 NAV of $25.81).
The following table further summarizes the share repurchases completed during the six months ended June 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 28, 2021	5.00%	June 30, 2021	$1,258	48,738	0.06%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchases requests were satisfied in full.

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$600,000	$599,425	$599,425	$575	$575
Castle Peak Funding Facility (4)	800,000	796,391	796,391	3,609	3,131
Maroon Peak Funding Facility	1,000,000	97,350	97,350	902,650	604,111
Summit Peak Funding Facility (5)	1,000,000	370,289	370,289	629,711	561,777
Denali Peak Funding Facility	200,000	200,000	200,000	—	—
Siris Peak Funding Facility	165,919	165,919	165,919	—	—
Bushnell Peak Funding Facility	425,000	125,000	125,000	300,000	42,068
Granite Peak Funding Facility	250,000	15,000	15,000	235,000	83,759
Middle Peak Funding Facility	500,000	—	—	500,000	37,050
Revolving Credit Facility (6)	1,425,000	1,365,684	1,365,684	59,316	59,316
2024 Notes (7)	435,000	435,000	431,539	—	—
2021-1 Debt (8)	663,000	663,000	661,866	—	—
Total	$7,463,919	$4,833,058	$4,828,463	$2,630,861	$1,391,787
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Bard Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Euros (EUR) of 19.5 million.
(4)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(5)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 11.3 million and 19.6 million, respectively.
(7)The carrying value of the Company's 2024 Notes is presented net of unamortized debt issuance costs of $3.5 million as of June 30, 2021.
(8)The carrying value of the Company’s 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million as of June 30, 2021.

For additional information on our debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings.”
Contractual Obligations
Our contractual obligations consisted of the following as of June 30, 2021 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Bard Peak Funding Facility	$599,425	$—	$—	$599,425	$—
Castle Peak Funding Facility	796,391	—	—	796,391	—
Maroon Peak Funding Facility	97,350	—	97,350	—	—
Summit Peak Funding Facility	370,289	—	—	370,289	—
Denali Peak Funding Facility	200,000	—	200,000	—	—
Siris Peak Funding Facility	165,919	—	165,919	—	—
Bushnell Peak Funding Facility	125,000	—	125,000	—	—
Granite Peak Funding Facility	15,000	—	—	15,000	—
Middle Peak Funding Facility	—	—	—	—	—
Revolving Credit Facility	1,365,684	—	—	1,365,684	—
2024 Notes	435,000	—	435,000	—	—
2021-1 Debt	663,000	—	—	—	663,000
Total Contractual Obligations	$4,833,058	$—	$1,023,269	$3,146,789	$663,000
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $1,364.2 million.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021, management is not aware of any pending or threatened litigation.

Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among us, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), BCRED Twin Peaks LLC (“Twin Peaks”), Teacher Retirement System of Texas, an investor in Seller, and the Adviser, we acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers (including delayed draw term loans), five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 10. Twin Peaks Acquisition.”
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

Performance

	Inception Date	YTD Return (1)
Class I	January 7, 2021	7.34%
Class S (no upfront placement fee)	January 7, 2021	6.91%
Class S (with upfront placement fee)	January 7, 2021	3.15%
Class D (no upfront placement fee)	May 1, 2021	2.57%
Class D (with upfront placement fee)	May 1, 2021	1.03%
(1)YTD return is from January 7, 2021 for Class I and S and May 1, 2021 for Class D. Performance is through June 30, 2021 and assumes distributions are reinvested pursuant to the Company’s dividend reinvestment plan. Amounts are not annualized.

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
Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
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
•In addition, independent valuation firms engaged by the Board prepare quarter-end valuations of such investments except de minimis investments, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
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
When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to authority delegated by the Board, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.

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
As of June 30, 2021, 98.4% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$274,634	$(131,942)	$142,692
Up 200 basis points	161,433	(87,961)	73,472
Up 100 basis points	48,541	(43,981)	4,560
Down 100 basis points	(2,814)	6,410	3,596
Down 200 basis points	(2,814)	6,410	3,596
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on April 23, 2021, May 26, 2021, June 29, 2021 and July 21, 2021 for information about unregistered sales of our equity securities during the quarter.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 29, 2021).

4.1	Master Note Purchase Agreement, dated as of June 21, 2021, by and among Blackstone Private Credit Fund and the purchasers signatory thereto.*

4.2	Indenture, dated June 29, 2021, by and among BCRED BSL CLO 2021-1, Ltd. as issuer, BCRED BSL CLO 2021-1, LLC as co-issuer and U.S. Bank National Association, as trustee.*

10.1
Senior Secured Credit Agreement, dated as of May 18, 2021, by and among Blackstone Private Credit Fund, Citibank N.A., as administrative agent, and Citibank, N.A. and BofA Securities, Inc. as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2021).

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

Blackstone Private Credit Fund

August 16, 2021	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

August 16, 2021	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer