Form 10-Q
period 2021-09-30
Blackstone Private Credit Fund
filed 2021-11-15
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of November 15, 2021 was 268,556,035, 92,483,404, and 9,810,691 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2021 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•general economic, logistical and political trends and other external factors, including the current novel coronavirus ("COVID-19") pandemic and recent supply chain disruptions;
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
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $17,657,119 and $0 at September 30, 2021 and December 31, 2020, respectively)	$17,736,524	$—
Non-controlled/affiliated investments (cost of $402 and $0 at September 30, 2021 and December 31, 2020, respectively)	440	—
Controlled/affiliated investments (cost of $1,421 and $0 at September 30, 2021 and December 31, 2020, respectively)	1,420	—
Total investments at fair value (cost of $17,658,942 and $0 at September 30, 2021 and December 31, 2020, respectively)	17,738,384	—
Cash and cash equivalents	392,795	52
Interest receivable	114,193	—
Deferred financing costs	49,446	—
Deferred offering costs	2,234	—
Receivable for investments sold	561,860	—
Subscription receivable	1,094	—
Other assets	53	—
Total assets	$18,860,059	$52
LIABILITIES
Debt (net of unamortized debt issuance costs of $26,405 and $0 at September 30, 2021 and December 31, 2020, respectively)	$8,786,977	$—
Payable for investments purchased	1,457,018	—
Management fees payable	21,290	—
Income based incentive fee payable	20,626	—
Capital gains incentive fee payable	12,491	—
Interest payable	20,520	—
Due to affiliates	7,513	—
Distribution payable (Note 8)	55,504	—
Payable for share repurchases (Note 8)	2,887	—
Accrued expenses and other liabilities	4,038	—
Total liabilities	10,388,864	—
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.01 par value (327,046,255 and 2,060 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	3,270	—
Additional paid in capital	8,366,471	52
Distributable earnings (loss)	101,454	—
Total net assets	8,471,195	52
Total liabilities and net assets	$18,860,059	$52
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$6,316,746	$52
Common shares outstanding ($0.01 par value, unlimited shares authorized)	243,870,248	2,060
Net asset value per share	$25.90	$25.00
Class S Shares:
Net assets	$1,953,286	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	75,409,980	—
Net asset value per share	$25.90	$—
Class D Shares:
Net assets	$201,163	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	7,766,027	—
Net asset value per share	$25.90	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$231,869	$380,505
Payment-in-kind interest income	1,213	1,913
Fee income	5,733	13,910
Total investment income	238,815	396,328
Expenses:
Interest expense	39,759	60,544
Management fees	22,521	39,521
Income based incentive fee	21,735	35,496
Capital gains incentive fee	3,173	12,491
Distribution and shareholder servicing fees
Class S	3,442	5,598
Class D	97	120
Professional fees	720	2,307
Board of Trustees’ fees	130	409
Administrative service expenses (Note 3)	606	1,225
Other general & administrative	1,399	3,658
Organization costs	—	1,090
Amortization of continuous offering costs	1,036	2,645
Total expenses	94,618	165,104
Expense support (Note 3)	—	(2,199)
Recoupment of expense support (Note 3)	—	2,199
Management fees waived (Note 3)	(1,231)	(18,231)
Incentive fees waived (Note 3)	(1,109)	(14,870)
Net expenses	92,278	132,003
Net investment income	146,537	264,325
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	21,091	89,619
Controlled/affiliated investments	(4)	(1)
Non-controlled/affiliated investments	39	39
Net unrealized appreciation (depreciation)	21,126	89,657
Realized gain (loss):
Non-controlled/non-affiliated investments	5,135	5,912
Forward purchase obligation (Note 7)	—	3,709
Derivative (Note 7)	—	2,334
Foreign currency transactions	(880)	(1,682)
Net realized gain (loss)	4,255	10,273
Net realized and unrealized gain (loss)	25,381	99,930
Net increase (decrease) in net assets resulting from operations	$171,918	$364,255
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operations:
Net investment income	$146,537	$264,325
Net realized gain (loss)	4,255	10,273
Net change in unrealized appreciation (depreciation)	21,126	89,657
Net increase (decrease) in net assets resulting from operations	171,918	364,255
Distributions to common shareholders:
Class I	(109,808)	(207,543)
Class S	(29,305)	(51,138)
Class D	(3,055)	(4,120)
Net decrease in net assets resulting from distributions	(142,168)	(262,801)
Share transactions:
Class I:
Proceeds from shares sold	2,479,115	6,148,343
Share transfers between classes	14,693	17,438
Distributions reinvested	49,034	73,596
Repurchased shares, net of early repurchase deduction	(2,801)	(4,040)
Net increase (decrease) from share transactions	2,540,041	6,235,337
Class S:
Proceeds from shares sold	823,021	1,916,892
Share transfers between classes	(3,439)	(3,439)
Distributions reinvested	15,471	20,812
Repurchased shares, net of early repurchase deduction	(87)	(81)
Net increase (decrease) from share transactions	834,966	1,934,184
Class D:
Proceeds from shares sold	132,547	212,894
Share transfers between classes	(11,254)	(13,999)
Distributions reinvested	1,210	1,272
Repurchased shares, net of early repurchase deduction	1	1
Net increase (decrease) from share transactions	122,504	200,168
Total increase (decrease) in net assets	3,527,261	8,471,143
Net assets, beginning of period	4,943,934	52
Net assets, end of period	$8,471,195	$8,471,195
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$364,255
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(89,658)
Net realized (gain) loss on investments	(5,912)
Net realized (gain) loss on forward purchase obligation	(3,709)
Net realized (gain) loss on derivative	(2,334)
Payment-in-kind interest capitalized	383
Net accretion of discount and amortization of premium	(17,225)
Amortization of deferred financing costs	4,718
Amortization of debt issuance costs and original issue discount on Notes	615
Amortization of offering costs	2,645
Payment in connection with purchase of Syndicated Warehouse, net of cash received (Note 7)	(44,521)
Payment in connection with Twin Peaks acquisition, net of cash received (Note 10)	(697,431)
Purchases of investments	(18,427,308)
Proceeds from sale of investments and principal repayments	2,117,834
Changes in operating assets and liabilities:
Interest receivable	(103,781)
Receivable for investments sold	(561,860)
Other assets	(53)
Payable for investments purchased	1,336,567
Management fee payable	21,290
Income based incentive fee payable	20,626
Capital gains incentive fee payable	12,491
Due to affiliates	6,957
Interest payable	19,463
Accrued expenses and other liabilities	4,404
Net cash provided by (used in) operating activities	(16,041,544)
Cash flows from financing activities:
Borrowings of debt	14,514,975
Repayments of debt	(6,188,087)
Deferred financing costs paid	(51,926)
Debt issuance costs paid	(535)
Deferred offering costs paid	(4,323)
Proceeds from issuance of common shares	8,277,035
Repurchased shares, net of early repurchase deduction paid	(1,233)
Dividends paid in cash	(111,619)
Net cash provided by (used in) financing activities	16,434,287
Net increase (decrease) in cash and cash equivalents	392,743
Effect of foreign exchange rate changes on cash and cash equivalents	—
Cash and cash equivalents, beginning of period	52
Cash and cash equivalents, end of period	$392,795

Blackstone Private Credit Fund Consolidated Statement of Cash Flows (in thousands) (Unaudited)

Supplemental information and non-cash activities:
Interest paid during the period	$35,752
Distribution payable	$55,504
Subscription receivable	$1,094
Reinvestment of dividends during the period	$95,680
Accrued but unpaid debt financing costs	$2,238
Accrued but unpaid debt issuance costs	$1,135
Accrued but unpaid offering costs	$557
Share repurchases accrued but not yet paid	$2,887
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 7):
Investments	$300,464
Debt	$(134,000)
Other assets/liabilities, net	$(118,411)
Twin Peaks Acquisition (Note 10):
Investments	$1,023,188
Debt	$(337,648)
Other assets/liabilities, net	$35,473
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	2/5/2026	$6,636	$6,593	$6,619	0.08%
Linquest Corp. (4)(7)(10)	L + 5.75%	6.50%	7/28/2028	157,500	153,994	153,902	1.82
Loar Group, Inc. (4)(8)	L + 7.25%	7.38%	10/2/2023	29,497	29,497	29,497	0.35
MAG DS Corp. (4)(11)	L + 5.50%	6.50%	4/1/2027	11,073	10,893	10,326	0.12
Peraton Corp. (10)	L + 3.75%	4.50%	2/1/2028	67,571	67,310	67,729	0.80
					268,287	268,073	3.17
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(7)(10)	L + 5.50%	6.25%	6/11/2027	176,280	172,779	172,754	2.04
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	105,944	105,129	104,885	1.24
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	34,475	33,466	34,130	0.40
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(7)(11)	L + 5.00%	6.00%	12/30/2025	6,993	6,976	6,993	0.08
Omni Intermediate Holdings, LLC (4)(11)	L + 5.00%	6.00%	12/30/2026	179,690	175,968	179,690	2.12
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	36,624	36,624	36,624	0.43
SEKO Global Logistics Network, LLC (4)(11)	L + 5.00%	6.00%	12/30/2026	€35,393	40,382	40,382	0.48
SEKO Global Logistics Network, LLC (4)(7)(11)	L + 5.00%	6.00%	12/30/2026	101,276	99,967	101,066	1.19
The Kenan Advantage Group, Inc. (10)	L + 3.75%	4.50%	3/12/2026	19,091	19,086	19,102	0.23
Wwex Uni Topco Holdings, LLC (10)	L + 4.25%	5.00%	7/26/2028	12,681	12,557	12,738	0.15
					702,934	708,364	8.36
Airlines
Air Canada (6)(10)	L + 3.50%	4.25%	8/11/2028	7,819	7,742	7,861	0.09
American Airlines, Inc. (6)(10)	L + 4.75%	5.50%	3/11/2028	7,314	7,246	7,571	0.09
KKR Apple Bidco, LLC (5)(9)	L + 3.00%	3.50%	7/14/2028	4,000	3,990	4,001	0.05
United Airlines, Inc. (6)(10)	L + 3.75%	4.50%	4/21/2028	16,673	16,684	16,826	0.20
					35,662	36,259	0.43
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	3.33%	4/30/2026	6,806	6,801	6,785	0.08
Metis Buyer, Inc. (5)(7)(10)	L + 4.00%	4.75%	5/4/2028	49,875	48,397	50,012	0.59
Wheel Pros, Inc. (10)	L + 4.50%	5.25%	4/23/2028	25,971	25,977	25,993	0.31
					81,175	82,790	0.98
Beverages
Arterra Wines Canada, Inc. (6)(10)	L + 3.50%	4.25%	11/24/2027	4,970	4,998	4,982	0.06
Triton Water Holdings, Inc. (9)	L + 3.50%	4.00%	3/18/2028	26,698	26,660	26,696	0.32
					31,658	31,678	0.38

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L + 3.25%	3.75%	4/12/2028	15,791	15,714	15,786	0.19
CP Atlas Buyer, Inc. (9)	L + 3.75%	4.25%	11/23/2027	31,633	31,638	31,577	0.37
Empire Today, LLC (10)	L + 5.00%	5.75%	3/8/2028	88,778	87,304	88,297	1.04
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	2/26/2027	79,119	77,977	78,327	0.92
Illuminate Merger Sub Corp. (9)	L + 3.50%	4.00%	6/30/2028	5,000	4,976	5,004	0.06
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	52,938	52,372	52,938	0.62
Kodiak BP, LLC (10)	L + 3.25%	4.00%	2/25/2028	7,415	7,411	7,424	0.09
L&S Mechanical Acquisition, LLC (4)(7)(10)	L + 5.75%	6.50%	9/1/2027	115,082	112,812	112,781	1.33
Latham Pool Products, Inc. (8)	L + 6.00%	6.08%	6/18/2025	79,521	79,026	79,919	0.94
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	28,019	27,778	28,019	0.33
Mi Windows and Doors, LLC (10)	L + 3.75%	4.50%	12/18/2027	24,349	24,469	24,428	0.29
Symphony Technology Group (6)(10)	L + 5.00%	5.75%	5/3/2028	63,345	62,725	63,424	0.75
Windows Acquisition Holdings, Inc. (4)(11)	L + 6.50%	7.50%	12/29/2026	62,523	61,423	62,523	0.74
					645,625	650,447	7.67
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	4.58%	7/31/2026	24,392	24,453	24,462	0.29
Superannuation And Investments US, LLC (6)(9)	L + 3.75%	4.25%	9/23/2028	11,364	11,250	11,321	0.13
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	4.25%	3/15/2028	19,930	19,861	19,914	0.24
					55,564	55,697	0.66
Chemicals
Dominion Colour Corporation (4)(6)(7)(11)	L + 8.25% (incl. 2.00% PIK)	9.25%	4/6/2024	35,504	34,028	34,883	0.41
Geon Performance Solutions, LLC (10)	L + 4.75%	5.50%	8/9/2028	7,407	7,352	7,470	0.09
Hyperion Materials & Technologies, Inc. (9)	L + 4.50%	5.00%	8/28/2028	15,000	14,926	15,047	0.18
LSF11 Skyscraper Holdco S.à r.l, LLC (5)(6)(10)	L + 3.50%	4.25%	9/29/2027	19,900	19,805	19,950	0.24
New Arclin US Holding Corp. (6)(7)(9)	L + 4.00%	4.50%	9/21/2028	11,482	11,416	11,493	0.14
NIC Acquisition Corp. (10)	L + 3.75%	4.50%	12/29/2027	13,871	13,857	13,883	0.16
Olympus Water US Holding Corp. (6)(9)	L + 3.75%	4.25%	9/21/2028	5,625	5,611	5,624	0.07
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	30,499	28,235	29,751	0.35
					135,230	138,101	1.64

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	3.83%	2/27/2025	19,012	18,984	18,942	0.22
Allied Universal Holdco, LLC (9)	L + 3.75%	4.25%	5/12/2028	14,643	14,665	14,672	0.17
Ascend Learning, LLC (11)	L + 3.00%	4.00%	7/12/2024	2,992	2,994	2,995	0.04
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.83%	5/7/2028	372,166	372,166	372,166	4.39
DG Investment Intermediate Holdings 2, Inc. (7)(10)	L + 3.75%	4.50%	3/17/2028	29,270	29,325	29,408	0.35
Divisions Holding Corp. (10)	L + 4.75%	5.50%	5/29/2028	24,096	23,865	24,257	0.29
EAB Global, Inc. (9)	L + 3.50%	4.00%	6/28/2028	5,000	4,973	4,981	0.06
ECP Gopher Holdings L.P. (11)	L + 3.25%	4.25%	3/6/2025	3,969	3,985	3,683	0.04
eResearchTechnology, Inc. (11)	L + 4.50%	5.50%	2/4/2027	28,175	28,298	28,346	0.33
Foundational Education Group, Inc. (4)(9)	L + 4.25%	4.75%	8/31/2028	9,143	9,052	9,131	0.11
Garda World Security Corp. (6)(8)	L + 4.25%	4.34%	10/30/2026	22,500	22,580	22,564	0.27
Genuine Financial Holdings, LLC (8)	L + 3.75%	3.83%	7/11/2025	10,023	9,890	9,950	0.12
International SOS The Americas LP (6)(9)	L + 3.75%	4.25%	8/5/2028	2,331	2,308	2,334	0.03
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2027	46,622	45,990	46,739	0.55
MaxGen Energy Services Corporation (4)(11)	L + 4.75%	5.75%	6/2/2027	59,850	58,436	58,653	0.69
Recycle & Resource US, LLC (4)(6)(9)	L + 3.50%	4.00%	7/8/2028	5,233	5,194	5,233	0.06
Revspring, Inc. (8)	L + 4.25%	4.38%	10/11/2025	11,483	11,362	11,464	0.14
Sciens Building Solutions, LLC (4)(7)(11)	L + 5.75%	6.75%	5/21/2027	54,994	53,983	54,344	0.64
Spin Holdco Inc. (10)	L + 4.00%	4.75%	3/1/2028	25,498	25,385	25,598	0.30
The Action Environmental Group, Inc. (4)(12)	L + 6.00%	7.25%	1/16/2026	16,304	15,729	15,896	0.19
TRC Companies, Inc. (11)	L + 3.50%	4.50%	6/21/2024	13,000	13,021	12,988	0.15
TruGreen Limited Partnership (10)	L + 4.00%	4.75%	11/2/2027	5,970	6,007	5,982	0.07
USIC Holdings, Inc. (10)	L + 3.50%	4.25%	5/12/2028	25,000	24,880	25,016	0.30
USS Ultimate Holdings, Inc. (11)	L + 3.75%	4.75%	8/25/2024	12,899	12,938	12,960	0.15
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	20,636	20,686	20,739	0.24
					836,696	839,041	9.90
Construction & Engineering
Aegion Corporation (10)	L + 4.75%	5.50%	5/17/2028	23,939	23,871	24,149	0.29
ASP Endeavor Acquisition, LLC (4)(9)	L + 6.50%	7.00%	5/3/2027	35,910	35,241	35,551	0.42
COP Home Services TopCo IV, Inc. (4)(7)(11)	L + 5.00%	6.00%	12/31/2027	127,606	124,140	126,229	1.49
Peak Utility Services Group, Inc. (4)(7)(11)	L + 5.00%	6.00%	2/26/2028	23,681	23,429	23,527	0.28
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 4.50%	5.25%	8/24/2028	40,524	39,167	40,639	0.48
Time Manufacturing Acquisition, LLC (4)(11)	L + 5.00%	6.00%	2/3/2023	14,718	14,693	14,773	0.17
Tutor Perini Corp. (6)(11)	L + 4.75%	5.75%	8/13/2027	2,970	3,001	2,983	0.04
					263,542	267,851	3.17

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC (9)	L + 4.00%	4.50%	10/19/2027	23,887	23,977	23,975	0.28
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	76,308	74,627	74,626	0.88
Berlin Packaging, LLC (9)	L + 3.25%	3.75%	3/5/2028	3,958	3,938	3,931	0.05
Berlin Packaging, LLC (9)	L + 3.75%	4.25%	3/11/2028	4,565	4,520	4,566	0.05
Charter NEX US, Inc. (10)	L + 3.75%	4.50%	12/1/2027	21,481	21,549	21,553	0.25
Flex Acquisition Co., Inc. (9)	L + 3.50%	4.00%	2/23/2028	11,223	11,196	11,214	0.13
Flex Acquisition Co., Inc. (8)	L + 3.00%	3.14%	6/29/2025	9,519	9,505	9,475	0.11
Graham Packaging Co, Inc. (10)	L + 3.00%	3.75%	8/4/2027	4,975	4,985	4,977	0.06
IBC Capital US, LLC (6)(8)	L + 3.75%	3.87%	9/11/2023	18,561	18,520	18,343	0.22
MAR Bidco Sarl (6)(8)	L + 4.25%	4.38%	4/20/2028	3,947	3,928	3,947	0.05
Pretium PKG Holdings, Inc. (9)	L + 4.00%	4.50%	8/27/2028	13,889	13,819	13,923	0.16
ProAmpac PG Borrower, LLC (10)	L + 3.75%	4.50%	11/3/2025	27,776	27,843	27,862	0.33
TricorBraun Holdings, Inc. (7)(9)	L + 3.25%	3.75%	3/3/2028	10,641	10,599	10,589	0.13
Trident TPI Holdings, Inc. (11)	L + 3.00%	4.00%	10/17/2024	9,923	9,923	9,928	0.12
Trident TPI Holdings, Inc. (9)	L + 4.00%	4.50%	7/29/2028	5,049	5,038	5,063	0.06
					219,990	219,997	2.60
Distributors
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	8,172	8,029	8,070	0.10
Dana Kepner Company, LLC (4)(7)(11)	L + 6.25%	7.25%	12/29/2026	14,888	14,625	14,925	0.18
EIS Buyer, LLC (4)(13)	L + 6.25%	7.75%	9/30/2025	19,063	18,605	18,729	0.22
NDC Acquisition Corp. (4)(11)	L + 5.75%	6.75%	3/9/2027	22,388	21,830	22,164	0.26
NDC Acquisition Corp. (4)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	728	634	694	0.01
Tailwind Colony Holding Corporation (4)(11)	L + 7.50%	8.50%	11/13/2024	56,654	55,219	55,521	0.66
Unified Door & Hardware Group, LLC (4)(11)	L + 6.25%	7.25%	6/30/2025	53,620	52,683	53,620	0.63
					171,625	173,723	2.06
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	1,019,550	1,009,646	1,009,355	11.92
KUEHG Corp. (11)	L + 3.75%	4.75%	2/21/2025	19,890	19,624	19,739	0.23
Learning Care Group (11)	L + 3.25%	4.25%	3/13/2025	19,889	19,577	19,632	0.23
Pre-Paid Legal Services, Inc. (8)	L + 3.25%	3.33%	5/1/2025	8,800	8,818	8,784	0.10
Weld North Education, LLC (11)	L + 3.75%	4.75%	12/21/2027	24,333	24,333	24,390	0.29
					1,081,998	1,081,900	12.77

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	92,768	91,024	92,072	1.09
Lereta, LLC (4)(10)	L + 5.25%	6.00%	7/27/2028	34,722	34,382	34,809	0.41
Mitchell International, Inc. (8)	L + 3.25%	3.33%	11/29/2024	8,236	8,199	8,237	0.10
Mitchell International, Inc. (9)	L + 4.25%	4.75%	11/29/2024	12,920	12,987	12,944	0.15
Sedgwick Claims Management Services, Inc. (6)(11)	L + 4.25%	5.25%	9/3/2026	2,462	2,488	2,471	0.03
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	3.33%	12/31/2025	10,908	10,879	10,834	0.13
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	140,779	139,927	140,779	1.66
					299,886	302,146	3.57
Diversified Telecommunication Services
Masergy Holdings, Inc. (11)	L + 3.25%	4.25%	12/7/2026	12,060	12,069	12,060	0.14
Numericable US, LLC (6)(8)	L + 3.69%	3.81%	1/31/2026	5,063	5,069	5,032	0.06
Numericable US, LLC (6)(8)	L + 4.00%	4.12%	8/14/2026	23,890	23,914	23,860	0.28
					41,052	40,952	0.48
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	45,723	44,537	45,103	0.53
Electrical Equipment
Emergency Power Holdings, LLC (4)(7)(11)	L + 5.50%	6.50%	8/17/2028	195,000	190,618	190,539	2.25
Madison IAQ, LLC (9)	L + 3.25%	3.75%	6/16/2028	9,495	9,440	9,493	0.11
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	359,563	358,101	358,209	4.23
Relay Purchaser, LLC (4)(7)(10)	L + 6.00%	6.75%	8/30/2028	200,000	195,769	195,714	2.31
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	11,406	11,156	11,463	0.14
					765,084	765,418	9.04
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(7)(11)	L + 6.00%	7.00%	12/23/2026	35,586	34,913	35,293	0.42
ConvergeOne Holdings, Inc. (8)	L + 5.00%	5.08%	1/4/2026	31,846	30,982	31,751	0.37
CPI International, Inc. (11)	L + 3.50%	4.50%	7/26/2024	9,000	9,015	9,018	0.11
Infinite Bidco, LLC (9)	L + 3.75%	4.25%	2/24/2028	21,885	21,871	21,899	0.26
Ingram Micro, Inc. (9)	L + 3.50%	4.00%	3/31/2028	3,990	3,950	4,004	0.05
LTI Holdings, Inc. (8)	L + 3.50%	3.58%	9/6/2025	2,985	2,949	2,949	0.03
					103,680	104,914	1.24
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 8.00% (incl. 1.00% PIK)	9.50%	10/4/2024	10,900	10,218	10,492	0.12
EnergySolutions, LLC (11)	L + 3.75%	4.75%	5/9/2025	16,592	16,578	16,592	0.20
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	24,610	23,482	24,487	0.29
					50,278	51,571	0.61

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Entertainment
Herschend Entertainment Co, LLC (9)	L + 3.75%	4.25%	8/27/2028		5,319	5,266	5,326	0.06
Recorded Books, Inc. (8)	L + 4.00%	4.08%	8/29/2025		12,615	12,635	12,644	0.15
						17,901	17,970	0.21
Food Products
Quantum Bidco, Ltd. (4)(6)(8)	L + 6.00%	6.11%	2/5/2028		£18,500	24,437	24,684	0.29
Snacking Investments US, LLC (6)(11)	L + 4.00%	5.00%	12/18/2026		4,987	5,017	5,013	0.06
						29,454	29,697	0.35
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l, LLC (6)(8)	L + 3.75%	3.83%	2/27/2026		9,838	9,745	9,768	0.12
CPI Holdco, LLC (8)	L + 3.75%	3.83%	11/4/2026		15,132	15,181	15,150	0.18
GCX Corporation Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	9/13/2027		198,000	193,398	193,365	2.28
Mozart Borrower LP (9)	L + 3.25%	3.75%	9/20/2028		90,000	89,550	89,550	1.06
Resonetics, LLC (10)	L + 4.00%	4.75%	4/28/2028		12,507	12,471	12,544	0.15
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L + 3.75%	4.50%	10/2/2026		18,773	18,827	18,847	0.22
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024		20,854	20,768	20,625	0.24
						359,940	359,849	4.25
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	8/2/2028		202,941	197,830	197,705	2.33
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027		38,668	37,785	38,107	0.45
ADMI Corp. (9)	L + 3.50%	4.00%	12/23/2027		15,625	15,550	15,636	0.18
AHP Health Partners, Inc. (9)	L + 3.50%	4.00%	8/4/2028		4,737	4,713	4,756	0.06
AMGH Holding Corp. (11)	L + 4.25%	5.25%	3/14/2025		11,775	11,781	11,835	0.14
Canadian Hospital Specialties Ltd. (4)(6)(7)(11)	L + 4.50%	5.50%	4/14/2028	C$	40,680	31,730	31,766	0.37
CHG Healthcare Services, Inc. (9)	L + 3.50%	4.00%	6/7/2023		7,432	7,395	7,452	0.09
Covenant Surgical Partners, Inc. (8)	L + 4.00%	4.09%	7/1/2026		2,981	2,934	2,940	0.03
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027		55,112	54,052	54,010	0.64
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027		34,926	34,398	34,517	0.41
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024		29,497	29,497	29,497	0.35
ExamWorks Group, Inc. (11)	L + 3.25%	4.25%	7/27/2023		15,903	15,933	15,926	0.19
GC EOS Buyer, Inc. (8)	L + 4.50%	4.58%	8/1/2025		1,663	1,655	1,664	0.02
Global Medical Response, Inc. (11)	L + 4.75%	5.75%	10/2/2025		21,695	21,780	21,806	0.26
Gordian Medical, Inc. (10)	L + 6.25%	7.00%	3/29/2027		70,000	67,745	70,058	0.83
Heartland Dental, LLC (8)	L + 4.00%	4.08%	4/30/2025		20,095	20,009	20,075	0.24
Jayhawk Buyer, LLC (4)(7)(11)	L + 5.00%	6.00%	10/15/2026		164,870	161,837	163,230	1.93

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
LifePoint Health, Inc. (8)	L + 3.75%	3.83%	11/16/2025	10,000	10,019	9,998	0.12
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	4.00%	3/5/2028	2,985	2,971	2,972	0.04
MPH Acquisition Holdings (6)(9)	L + 4.25%	4.75%	9/1/2028	13,000	12,865	12,870	0.15
National Mentor Holdings, Inc. (7)(10)	L + 3.75%	4.50%	2/18/2028	21,935	21,918	21,964	0.26
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.50%	6.00%	7/16/2027	375,002	371,384	371,252	4.38
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	46,316	46,316	46,316	0.55
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	5.50%	2/28/2028	15,295	15,073	15,440	0.18
Padagis, LLC (6)(9)	L + 4.75%	5.25%	6/30/2028	5,707	5,651	5,717	0.07
Pathway Vet Alliance, LLC (8)	L + 3.75%	3.83%	3/31/2027	1,990	1,987	1,989	0.02
PetVet Care Centers, LLC (10)	L + 3.50%	4.25%	2/14/2025	31,585	31,611	31,635	0.37
Phoenix Guarantor, Inc. (8)	L + 3.25%	3.44%	3/5/2026	4,903	4,907	4,879	0.06
Phoenix Guarantor, Inc. (8)	L + 3.50%	3.58%	3/5/2026	8,107	8,107	8,087	0.10
Pluto Acquisition I, Inc. (8)	L + 4.00%	4.12%	6/22/2026	399	399	399	—
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.25%	3/9/2026	22,163	22,163	22,163	0.26
Radnet, Inc. (6)(10)	L + 3.00%	3.75%	4/22/2028	4,924	4,901	4,923	0.06
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	258,840	251,052	250,682	2.96
Surgery Centers Holdings, Inc. (6)(10)	L + 3.75%	4.50%	8/31/2026	24,806	24,782	24,877	0.29
The GI Alliance Management, LLC (4)(7)(11)	L + 6.25%	7.25%	11/4/2024	116,367	113,656	114,441	1.35
TTF Holdings, LLC (4)(10)	L + 4.00%	4.75%	3/24/2028	6,568	6,522	6,576	0.08
Unified Women's Healthcare, LLC (10)	L + 4.25%	5.00%	12/16/2027	20,385	20,384	20,443	0.24
US Acute Care Solutions (5)(8)	6.38%	6.38%	3/1/2026	6,663	6,663	7,038	0.08
U.S. Anesthesia Partners, Inc. (11)	L + 3.00%	4.00%	6/23/2024	1,972	1,955	1,974	0.02
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	4.75%	9/22/2028	29,091	28,945	29,170	0.34
WHCG Purchaser III, Inc. (4)(7)(10)	L + 5.75%	6.50%	6/22/2028	84,049	81,808	81,711	0.96
					1,812,663	1,818,496	21.46

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Technology
athenahealth, Inc. (8)	L + 4.25%	4.38%	2/11/2026	19,237	19,353	19,316	0.23
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026	52,525	51,486	51,474	0.61
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026	29,734	29,601	30,627	0.36
FH MD Buyer, Inc. (10)	L + 5.00%	5.75%	6/16/2028	47,500	47,037	47,441	0.56
Netsmart Technologies, Inc. (10)	L + 4.00%	4.75%	10/1/2027	24,875	24,985	25,003	0.30
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173	68,785	69,101	0.82
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028	8,569	8,527	8,569	0.10
Therapy Brands Holdings, LLC (4)(5)(7)(10)	L + 4.00%	4.75%	5/12/2028	6,373	6,343	6,373	0.08
Verscend Holding Corp. (8)	L + 4.00%	4.08%	8/27/2025	25,474	25,554	25,543	0.30
Waystar Technologies, Inc. (8)	L + 4.00%	4.08%	10/22/2026	23,280	23,340	23,324	0.28
					305,011	306,771	3.64
Hotels, Restaurants & Leisure
CEC Entertainment, Inc. (5)(8)	6.75%	6.75%	5/1/2026	94,317	94,294	94,671	1.12
IRB Holding Corp. (11)	L + 3.25%	4.25%	12/15/2027	34,792	34,868	34,887	0.41
Scientific Games International, Inc. (6)(8)	L + 2.75%	2.83%	8/14/2024	3,758	3,724	3,746	0.04
Tacala Investment Corp. (10)	L + 3.50%	4.25%	2/5/2027	35,565	35,653	35,515	0.42
Whatabrands, LLC (9)	L + 3.25%	3.75%	8/3/2028	2,000	1,988	2,000	0.02
					170,527	170,819	2.01
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	L + 4.00%	4.50%	6/16/2028	16,024	15,982	16,103	0.19
Instant Brands Holdings, Inc. (10)	L + 5.00%	5.75%	4/12/2028	83,406	82,238	83,198	0.98
					98,220	99,301	1.17
Independent Power and Renewable Electricity Producers
Enviva Holdings LP (4)(11)	L + 5.50%	6.50%	2/11/2026	24,492	24,274	24,553	0.29
Industrial Conglomerates
Engineered Machinery Holdings, Inc. (10)	L + 3.75%	4.50%	5/19/2028	7,525	7,488	7,530	0.09
Excelitas Technologies Corp. (11)	L + 3.50%	4.50%	12/2/2024	22,848	22,873	22,962	0.27
FCG Acquisitions, Inc. (7)(9)	L + 3.75%	4.25%	3/16/2028	23,478	23,490	23,473	0.28
TSL Engineered Products, LLC (4)(6)(10)	L + 4.75%	5.50%	1/8/2028	23,906	23,687	23,846	0.28
Vertical US Newco, Inc. (6)(9)	L + 3.50%	4.00%	7/30/2027	17,645	17,727	17,699	0.21
					95,265	95,510	1.13

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance
Acrisure, LLC (8)	L + 3.50%	3.63%	2/15/2027		1,990	1,975	1,975	0.02
Acrisure, LLC (9)	L + 3.75%	4.25%	2/15/2027		4,211	4,169	4,202	0.05
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		55,487	54,853	54,853	0.65
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.33%	5/9/2025		8,038	8,028	7,989	0.09
Alliant Holdings Intermediate, LLC (9)	L + 3.75%	4.25%	10/8/2027		14,003	13,974	14,035	0.17
AssuredPartners, Inc. (8)	L + 3.50%	3.58%	2/12/2027		1,985	1,989	1,975	0.02
AssuredPartners, Inc. (9)	L + 3.50%	4.00%	2/12/2027		9,950	10,021	9,960	0.12
Baldwin Risk Partners, LLC (6)(9)	L + 3.50%	4.00%	10/14/2027		6,707	6,702	6,712	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		94,500	92,384	92,341	1.09
BroadStreet Partners, Inc. (8)	L + 3.00%	3.08%	1/27/2027		7,940	7,937	7,859	0.09
Galway Borrower, LLC (4)(7)(10)	L + 5.25%	6.00%	9/24/2028		237,095	232,256	232,254	2.74
High Street Buyer, Inc. (4)(7)(10)	L + 6.00%	6.75%	4/14/2028		50,839	49,340	48,769	0.58
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.00%	11/12/2027		15,878	15,853	15,881	0.19
HUB International Limited (10)	L + 3.25%	4.00%	4/25/2025		2,985	2,990	2,990	0.04
HUB International Limited (8)	L + 2.75%	2.88%	4/25/2025		2,977	2,977	2,952	0.03
Integrity Marketing Acquisition, LLC (4)(7)(10)	L + 5.50%	6.25%	8/27/2025		6,039	5,700	5,935	0.07
Integrity Marketing Acquisition, LLC (4)(11)	L + 5.75%	6.75%	8/27/2025		39,858	39,346	39,759	0.47
Jones Deslauriers Insurance Management, Inc. (6)(7)(10)	L + 4.25%	5.00%	3/28/2028	C$	55,944	43,805	44,457	0.52
NFP Corp. (8)	L + 3.25%	3.33%	2/15/2027		13,391	13,368	13,278	0.16
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		100,946	100,355	100,442	1.19
Tennessee Bidco Limited (4)(5)(6)(7)(8)	L + 7.00%	7.05%	8/3/2028		£48,569	63,869	61,100	0.72
Tennessee Bidco Limited (4)(6)(8)	L + 7.00%	7.15%	8/3/2028		166,473	161,595	161,478	1.91
						933,486	931,196	11.00
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		2,500	2,500	2,500	0.03
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	6/29/2026		28,112	27,840	28,331	0.33
Directv Financing, LLC (10)	L + 5.00%	5.75%	7/22/2027		5,535	5,448	5,545	0.07
MH Sub I, LLC (11)	L + 3.75%	4.75%	9/13/2024		23,757	23,845	23,847	0.28
Project Boost Purchaser, LLC (8)	L + 3.50%	3.58%	6/1/2026		992	992	989	0.01
Project Boost Purchaser, LLC (9)	L + 3.50%	4.00%	6/1/2026		8,489	8,469	8,502	0.10
SurveyMonkey, Inc. (6)(8)	L + 3.75%	3.83%	10/10/2025		6,847	6,841	6,834	0.08
						75,935	76,548	0.90

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026	114,125	112,087	113,554	1.34
Shutterfly, LLC (10)	L + 5.00%	5.75%	9/25/2026	162,494	161,592	162,900	1.92
Shutterfly, LLC (8)	8.50%	8.50%	10/1/2026	13,217	14,114	14,307	0.17
Wireless Vision, LLC (4)(7)(11)	L + 5.50%	6.50%	12/30/2025	23,260	23,260	23,260	0.27
					311,053	314,021	3.70
IT Services
Ahead DB Holdings, LLC (5)(10)	L + 3.75%	4.50%	10/18/2027	2,602	2,616	2,616	0.03
Dcert Buyer, Inc. (8)	L + 4.00%	4.08%	10/16/2026	13,278	13,298	13,296	0.16
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.25%	2/10/2028	23,634	23,515	23,543	0.28
Ensono Holdings, LLC (10)	L + 4.00%	4.75%	5/19/2028	34,286	34,235	34,418	0.41
NAB Holdings, LLC (11)	L + 2.75%	3.75%	7/1/2024	3,460	3,451	3,466	0.04
Park Place Technologies, LLC (11)	L + 5.00%	6.00%	11/10/2027	40,463	39,545	40,510	0.48
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	151,200	148,709	148,554	1.75
Sabre GLBL, Inc. (6)(9)	L + 3.50%	4.00%	12/17/2027	12,257	12,227	12,210	0.14
TierPoint, LLC (10)	L + 3.75%	4.50%	5/6/2026	19,819	19,702	19,881	0.23
Virtusa Corp. (10)	L + 3.75%	4.50%	2/11/2028	17,416	17,416	17,485	0.21
					314,714	315,979	3.73
Leisure Products
Alterra Mountain Company (9)	L + 3.50%	4.00%	8/17/2028	4,987	5,003	4,983	0.06
Lew's Intermediate Holdings, LLC (4)(10)	L + 5.00%	5.75%	1/26/2028	26,268	26,028	26,202	0.31
Lucky Bucks, LLC (6)(10)	L + 5.50%	6.25%	7/21/2027	50,000	49,018	49,375	0.58
Recess Holdings, Inc. (11)	L + 3.75%	4.75%	9/30/2024	19,871	19,846	19,829	0.23
					99,895	100,389	1.18
Life Sciences Tools & Services
Cambrex Corp. (10)	L + 3.50%	4.25%	12/4/2026	15,169	15,236	15,210	0.18
Curia Global, Inc. (10)	L + 3.75%	4.50%	8/30/2026	32,928	32,965	33,000	0.39
Maravai Intermediate Holdings, LLC (6)(11)	L + 3.75%	4.75%	10/19/2027	1,984	2,006	1,992	0.02
					50,207	50,202	0.59
Machinery
Apex Tool Group, LLC (12)	L + 5.25%	6.50%	8/1/2024	65,611	65,703	65,787	0.78
Blount International, Inc. (11)	L + 3.75%	4.75%	4/12/2023	18,113	18,187	18,163	0.21
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	9,301	9,094	9,088	0.11
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	4.75%	3/1/2025	5,954	5,931	5,920	0.07
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.00%	8/31/2028	11,705	11,647	11,783	0.14
Titan Acquisition, Ltd. (6)(8)	L + 3.00%	3.17%	3/28/2025	7,457	7,385	7,334	0.09
					117,947	118,075	1.40

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Marine
Navico, Inc. (5)(6)(11)	L + 4.25%	5.25%	3/31/2023	1,911	1,858	1,911	0.02
Media
Altice Financing S.A. (5)(6)(8)	5.75%	5.75%	8/15/2029	1,282	1,291	1,244	0.01
Digital Media Solutions, LLC (6)(10)	L + 5.00%	5.75%	5/24/2026	39,900	38,969	39,850	0.47
McGraw-Hill Education, Inc. (9)	L + 4.75%	5.25%	7/28/2028	23,230	23,001	23,330	0.28
Radiate Holdco, LLC (10)	L + 3.50%	4.25%	9/25/2026	25,192	25,273	25,200	0.30
Terrier Media Buyer, Inc. (8)	L + 3.50%	3.58%	12/17/2026	6,955	6,954	6,949	0.08
Univision Communications, Inc. (10)	L + 3.25%	4.00%	3/15/2026	14,897	14,870	14,899	0.18
WideOpenWest Finance, LLC (6)(11)	L + 3.25%	4.25%	8/18/2023	5,268	5,276	5,278	0.06
					115,634	116,750	1.38
Metals & Mining
American Rock Salt Company, LLC (10)	L + 4.00%	4.75%	6/4/2028	20,948	20,928	21,085	0.25
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	29,945	29,890	30,018	0.35
					50,818	51,103	0.60
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	36,013	35,556	36,013	0.43
Oryx Midstream Services Permian Basin, LLC (6)(9)	L + 3.25%	3.75%	9/29/2028	6,818	6,784	6,784	0.08
					42,340	42,797	0.51
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L + 6.00%	6.75%	4/27/2028	54,930	53,831	55,273	0.65
Jazz Pharmaceuticals, Inc. (6)(9)	L + 3.50%	4.00%	4/21/2028	7,423	7,387	7,442	0.09
Motion Finco, LLC (6)(8)	L + 3.25%	3.38%	11/12/2026	4,975	4,826	4,827	0.06
					66,044	67,542	0.80

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	164,653	163,126	163,006	1.92
Aqgen Island Holdings, Inc. (9)	L + 3.50%	4.00%	5/20/2028	25,837	25,728	25,820	0.30
Arches Buyer, Inc. (9)	L + 3.25%	3.75%	12/6/2027	1,990	1,986	1,982	0.02
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	5.50%	8/27/2026	4,975	5,051	5,041	0.06
BMC Acquisition, Inc. (11)	L + 5.25%	6.25%	12/28/2024	4,717	4,706	4,705	0.06
BPPH2 Limited (4)(6)(8)	L + 6.75%	6.82%	3/2/2028	£25,500	34,371	34,368	0.41
Camelot US Acquisition, LLC (5)(6)(11)	L + 3.00%	4.00%	10/30/2026	4,963	4,980	4,980	0.06
Cast & Crew Payroll, LLC (8)	L + 3.75%	3.83%	2/9/2026	11,893	11,795	11,863	0.14
Clearview Buyer, Inc. (4)(7)(10)	L + 5.25%	6.00%	8/26/2027	152,010	148,528	148,478	1.75
Deerfield Dakota Holding, LLC (11)	L + 3.75%	4.75%	4/9/2027	22,054	22,138	22,145	0.26
Emerald US, Inc. (6)(8)	L + 3.25%	3.33%	7/10/2026	3,970	3,965	3,940	0.05
Guidehouse LLP (8)	L + 4.00%	4.08%	5/1/2025	21,413	21,463	21,480	0.25
HIG Orca Acquisition Holdings, Inc. (4)(7)(11)	L + 6.00%	7.00%	6/30/2026	97,477	95,267	95,186	1.12
IG Investments Holdings, LLC (4)(7)(10)	L + 6.00%	6.75%	9/22/2028	575,590	563,225	563,181	6.65
Inmar, Inc. (11)	L + 4.00%	5.00%	5/1/2024	4,974	4,977	4,980	0.06
Material Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	8/19/2027	244,810	239,698	239,596	2.83
Minotaur Acquisition, Inc. (8)	L + 4.75%	4.83%	3/27/2026	26,608	26,577	26,511	0.31
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	3.65%	5/23/2025	7,942	7,902	7,896	0.09
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	137,719	134,410	134,262	1.58
VT Topco, Inc. (10)	L + 3.75%	4.50%	8/1/2025	8,560	8,518	8,557	0.10
					1,528,411	1,527,977	18.02
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	136,008	133,281	133,053	1.57
McCarthy & Stone PLC (4)(5)(6)(8)	7.00%	7.00%	12/16/2025	£20,000	27,989	27,022	0.32
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,692	69,620	0.82
					229,962	229,695	2.71
Road & Rail
Gruden Acquisition, Inc. (4)(7)(11)	L + 5.50%	6.50%	7/1/2028	77,625	75,361	75,319	0.89
Software
2U, Inc. (6)(10)	L + 5.75%	6.50%	11/30/2024	53,865	52,982	54,808	0.65
Apex Group Treasury, LLC (4)(6)(9)	L + 3.75%	4.25%	7/27/2028	15,268	15,231	15,288	0.18
Apttus Corp. (10)	L + 4.25%	5.00%	4/27/2028	8,488	8,479	8,543	0.10
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	79,211	77,508	77,398	0.91
Belfor Holdings, Inc. (8)	L + 3.75%	3.84%	4/6/2026	4,975	4,993	4,999	0.06

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Boxer Parent Company, Inc. (8)	L + 3.75%	3.88%	10/2/2025	12,031	12,031	11,981	0.14
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.08%	4/18/2025	2,984	2,984	2,987	0.04
Cloudera, Inc. (9)	L + 3.75%	4.25%	8/9/2028	28,556	28,271	28,565	0.34
Connatix Buyer, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/14/2027	115,067	112,251	112,145	1.32
Connectwise, LLC (6)(9)	L + 3.50%	4.00%	9/13/2028	9,570	9,522	9,565	0.11
CoreLogic, Inc. (9)	L + 3.50%	4.00%	6/2/2028	20,000	19,915	20,004	0.24
Delta Topco, Inc. (10)	L + 3.75%	4.50%	12/1/2027	22,444	22,535	22,504	0.27
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	89,550	88,442	88,878	1.05
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	4.50%	11/9/2027	30,087	30,151	30,117	0.36
Epicor Software Corp. (10)	L + 3.25%	4.00%	7/30/2027	6,059	6,096	6,066	0.07
Episerver, Inc. (4)(7)(11)	L + 5.50%	6.50%	4/9/2026	18,137	17,831	17,808	0.21
Experity, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/22/2027	76,743	75,093	75,038	0.89
Flexera Software, LLC (10)	L + 3.75%	4.50%	1/26/2028	12,435	12,469	12,463	0.15
Formula One Management Limited (6)(11)	L + 2.50%	3.50%	2/1/2024	2,000	1,998	1,998	0.02
GI Consilio Parent, LLC (7)(9)	L + 4.00%	4.50%	4/30/2028	50,617	48,831	50,302	0.59
Gigamon Inc. (10)	L + 3.75%	4.50%	12/27/2024	22,623	22,664	22,669	0.27
GraphPAD Software, LLC - Revolving Term Loan (4)(7)(11)	L + 6.00%	7.00%	4/27/2027	708	669	666	0.01
GraphPAD Software, LLC (4)(11)	L + 5.50%	6.50%	4/27/2027	17,456	17,213	17,282	0.20
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	4.75%	12/1/2027	34,862	35,005	35,021	0.41
HS Purchaser, LLC (10)	L + 4.00%	4.75%	11/19/2026	22,771	22,828	22,842	0.27
Hyland Software, Inc. (10)	L + 3.50%	4.25%	7/1/2024	23,374	23,427	23,428	0.28
Idera, Inc. (10)	L + 3.75%	4.50%	2/4/2028	30,341	30,257	30,383	0.36
Imperva, Inc. (11)	L + 4.00%	5.00%	1/12/2026	19,367	19,459	19,427	0.23
Imprivata, Inc. (9)	L + 3.50%	4.00%	12/1/2027	12,945	12,979	12,967	0.15
Informatica, LLC (8)	L + 3.25%	3.33%	2/25/2027	3,713	3,719	3,706	0.04
ION Trading Finance Ltd. (6)(8)	L + 4.75%	4.92%	3/26/2028	18,356	18,348	18,415	0.22
Ivanti Software, Inc. (10)	L + 4.00%	4.75%	12/1/2027	4,004	3,994	4,015	0.05
Ivanti Software, Inc. (11)	L + 4.75%	5.75%	12/1/2027	15,957	16,001	16,030	0.19
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	119,276	117,146	118,083	1.39
MA FinanceCom, LLC (6)(11)	L + 4.25%	5.25%	6/5/2025	4,968	5,036	5,009	0.06
Mandolin Technology Intermediate Holdings, Inc. (4)(7)(9)	L + 3.75%	4.25%	7/6/2028	78,300	77,046	77,018	0.91
Maverick Acquisition, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	6/1/2027	39,000	38,263	38,058	0.45
Maverick Acquisition, Inc. (5)(10)	L + 3.75%	4.50%	4/28/2028	17,000	16,767	17,008	0.20
MeridianLink, Inc. (11)	L + 3.75%	4.75%	5/30/2025	21,286	21,266	21,302	0.25
Mic Glen, LLC (9)	L + 3.50%	4.00%	7/21/2028	4,011	3,991	3,995	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Mobileum, Inc. (4)(7)(11)	L + 4.75%	5.75%	6/1/2028	48,623	48,057	47,873	0.57
MRI Software, LLC (7)(11)	L + 5.50%	6.50%	2/10/2026	12,643	12,561	12,629	0.15
NAVEX TopCo, Inc. (7)(8)	L + 3.25%	3.34%	9/5/2025	5,954	5,946	5,917	0.07
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L + 3.25%	4.00%	6/16/2028	9,500	9,330	9,488	0.11
Perforce Software, Inc. (8)	L + 3.75%	3.83%	7/1/2026	11,711	11,703	11,631	0.14
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.09%	4/26/2024	23,841	23,921	23,860	0.28
Project Leopard Holdings, Inc. (11)	L + 4.75%	5.75%	7/7/2024	25,852	25,909	26,000	0.31
Quest Software US Holdings, Inc. (6)(8)	L + 4.25%	4.38%	5/16/2025	27,036	27,020	27,031	0.32
RealPage, Inc. (9)	L + 3.25%	3.75%	4/24/2028	3,933	3,925	3,925	0.05
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	43,221	42,124	42,017	0.50
Rocket Software, Inc. (8)	L + 4.25%	4.33%	11/28/2025	14,878	14,904	14,777	0.17
Rocket Software, Inc. (9)	L + 4.25%	4.75%	11/28/2025	8,313	8,114	8,293	0.10
S2P Acquisition Borrower, Inc. (6)(8)	L + 4.00%	4.08%	8/14/2026	2,972	2,982	2,974	0.04
Sophia LP (10)	L + 3.75%	4.50%	10/7/2027	19,887	19,948	19,985	0.24
Sovos Compliance, LLC (6)(7)(9)	L + 4.50%	5.00%	7/29/2028	12,567	12,536	12,671	0.15
SpecialtyCare, Inc. (4)(7)(11)	L + 5.75%	6.75%	6/18/2028	69,276	67,017	67,606	0.80
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	65,835	64,441	64,955	0.77
Spitfire Parent, Inc. (4)(11)	L + 5.50%	6.50%	3/11/2027	€19,451	23,079	22,318	0.26
Storable, Inc. (9)	L + 3.25%	3.75%	2/26/2028	1,370	1,367	1,368	0.02
Surf Holdings, LLC (6)(8)	L + 3.50%	3.62%	3/5/2027	6,461	6,465	6,435	0.08
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	4.12%	2/18/2027	3,970	3,996	3,980	0.05
The Ultimate Software Group, Inc. (10)	L + 3.25%	4.00%	5/4/2026	10,918	10,947	10,953	0.13
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	90,773	88,793	88,671	1.05
University Support Services, LLC (9)	L + 3.25%	3.75%	6/29/2028	10,000	9,950	9,999	0.12
Veritas US, Inc. (6)(11)	L + 5.00%	6.00%	9/1/2025	21,588	21,767	21,716	0.26
Virgin Pulse, Inc. (10)	L + 4.00%	4.75%	4/6/2028	42,553	42,156	42,606	0.50
Vision Solutions, Inc. (10)	L + 4.25%	5.00%	3/4/2028	36,256	36,081	36,250	0.43
					1,798,730	1,804,709	21.36
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	30,000	29,400	29,625	0.35
EG America, LLC (6)(9)	L + 4.25%	4.75%	3/10/2026	15,018	14,939	15,037	0.18
Petco Health & Wellness Co, Inc. (10)	L + 3.25%	4.00%	2/24/2028	9,919	9,896	9,929	0.12
PetSmart, Inc. (5)(10)	L + 3.75%	4.50%	2/11/2028	3,295	3,265	3,307	0.04
					57,500	57,898	0.69

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (11)	L + 6.25%	7.25%	5/1/2024	19,850	19,931	19,943	0.24
Lytx, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/28/2026	40,409	40,553	40,550	0.48
					60,484	60,493	0.72
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L + 7.00%	8.00%	6/30/2027	24,000	23,362	23,565	0.28
S&S Holdings, LLC (9)	L + 5.00%	5.50%	3/4/2028	12,893	12,464	12,828	0.15
					35,826	36,393	0.43
Trading Companies & Distributors
DiversiTech Holdings, Inc. (11)	L + 3.25%	4.25%	12/3/2024	7,883	7,909	7,890	0.09
Foundation Building Materials, Inc. (9)	L + 3.25%	3.75%	2/3/2028	4,988	4,968	4,959	0.06
LBM Acquisition, LLC (10)	L + 3.75%	4.50%	12/17/2027	40,025	39,876	39,708	0.47
Park River Holdings, Inc. (10)	L + 3.25%	4.00%	12/28/2027	68,143	66,613	67,951	0.80
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	71,514	68,637	68,550	0.81
SRS Distribution, Inc. (9)	L + 3.75%	4.25%	6/4/2028	28,229	28,110	28,259	0.33
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	46,480	44,962	46,054	0.54
					261,075	263,371	3.10
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L + 4.75%	5.50%	3/31/2028	49,078	48,292	49,324	0.58
Atlas CC Acquisition Corp. (7)(10)	L + 4.25%	5.00%	4/28/2028	47,687	45,519	47,826	0.56
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027	21,677	21,749	21,781	0.26
First Student Bidco, Inc. (6)(9)	L + 3.00%	3.50%	7/21/2028	17,076	16,988	17,004	0.20
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027	136,948	134,381	134,209	1.58
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027	94,922	93,074	93,023	1.10
Liquid Tech Solutions Holdings, LLC (4)(10)	L + 4.75%	5.50%	3/19/2028	15,461	15,389	15,423	0.18
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027	63,137	61,567	61,449	0.73
Safety Borrower Holdings LP (4)(7)(11)	L + 5.75%	6.75%	9/1/2027	37,754	37,307	37,301	0.44
Sam Holding Co, Inc. (4)(7)(11)	L + 6.50%	7.50%	9/24/2027	152,000	148,091	148,080	1.75
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024	42,731	42,731	42,731	0.50
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027	73,885	72,337	72,275	0.85
					737,425	740,426	8.73
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	L + 4.00%	4.75%	12/17/2027	28,904	29,043	29,015	0.34
Total First Lien Debt					$15,765,482	$15,822,772	186.84%

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Aerospace & Defense
Peraton Corp. (10)	L + 7.75%	8.50%	2/26/2029		$76,200	$75,161	$77,915	0.92%
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L + 7.25%	8.00%	9/1/2027		41,935	41,100	41,673	0.49
Wwex Uni Topco Holdings, LLC (10)	L + 7.00%	7.75%	7/26/2029		33,000	32,529	32,876	0.39
						73,629	74,549	0.88
Chemicals
NIC Acquisition Corp. (10)	L + 7.75%	8.50%	12/29/2028		31,500	31,066	31,736	0.37
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (10)	L + 6.75%	7.50%	3/18/2029		29,464	29,326	29,685	0.35
USIC Holdings, Inc. (10)	L + 6.50%	7.25%	5/7/2029		7,000	6,928	7,117	0.08
						36,254	36,802	0.43
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L + 8.75%	9.75%	12/31/2028		43,277	42,468	43,277	0.51
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 7.25%	8.00%	8/24/2029		32,725	32,198	32,438	0.38
						74,666	75,715	0.89
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC (5)(9)	L + 7.00%	7.50%	2/24/2029		20,833	20,737	21,042	0.25
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)	8.50%	8.50%	4/15/2029	C$	15,800	12,389	12,352	0.15
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	L + 7.50%	7.50%	8/19/2029		£65,340	87,102	85,842	1.01
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		29,372	28,817	29,005	0.34
						128,308	127,199	1.50
Insurance
Jones Deslauriers Insurance Management, Inc. (6)(7)(9)	L + 7.50%	8.00%	3/26/2029	C$	20,859	16,213	16,647	0.20
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	7.08%	2/16/2029		44,277	44,385	44,789	0.53
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L + 6.50%	7.25%	8/31/2029		83,824	82,164	82,147	0.97
Metals & Mining
American Rock Salt Company, LLC (4)(5)(10)	L + 7.25%	8.00%	6/4/2029		17,000	16,836	16,979	0.20
Professional Services
Aqgen Island Holdings, Inc. (4)(5)(9)	L + 6.50%	7.00%	5/4/2029		28,238	27,960	28,238	0.33
Deerfield Dakota Holding, LLC (10)	L + 6.75%	7.50%	4/7/2028		30,000	29,859	31,050	0.37
VT Topco, Inc. (4)(7)(10)	L + 6.75%	7.50%	7/31/2026		25,000	24,818	25,187	0.30
						82,637	84,475	1.00

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Software
Apex Group Treasury, LLC (4)(5)(6)(9)	L + 6.75%	7.25%	7/27/2029	20,000	19,803	20,300	0.24
Celestial Saturn Parent, Inc. (9)	L + 6.50%	7.00%	4/13/2029	118,488	117,348	121,451	1.43
Cloudera, Inc. (4)(9)	L + 6.00%	6.50%	8/9/2029	58,000	57,710	58,000	0.68
HS Purchaser, LLC (10)	L + 6.75%	7.50%	11/19/2027	51,000	51,136	51,638	0.61
Idera, Inc. (10)	L + 6.75%	7.50%	2/4/2029	41,930	41,789	42,244	0.50
Mandolin Technology Intermediate Holdings, Inc. (4)(9)	L + 6.50%	7.00%	7/6/2029	28,350	27,933	27,925	0.33
Maverick Acquisition, Inc. (4)(10)	L + 6.75%	7.50%	4/28/2029	17,000	16,919	17,170	0.20
Mic Glen, LLC (9)	L + 6.75%	7.25%	6/22/2029	19,000	18,937	19,143	0.23
Proofpoint, Inc. (5)(9)	L + 6.25%	6.75%	6/8/2029	95,000	94,529	96,425	1.14
Quest Software US Holdings, Inc. (5)(6)(8)	L + 8.25%	8.38%	5/18/2026	11,098	11,104	11,092	0.13
Symphony Technology Group (4)(6)(10)	L + 8.25%	9.00%	5/3/2029	81,667	80,655	81,667	0.96
Virgin Pulse, Inc. (10)	L + 7.25%	8.00%	3/30/2029	29,000	28,829	29,073	0.34
Vision Solutions, Inc. (5)(10)	L + 7.25%	8.00%	3/4/2029	118,950	117,997	119,545	1.41
					684,689	695,673	8.20
Transportation Infrastructure
Atlas CC Acquisition Corp. (4)(5)(10)	L + 7.63%	8.38%	5/25/2029	44,520	43,882	43,852	0.52
Drive Chassis Holdco, LLC (8)	L + 6.75%	6.87%	4/10/2026	97,751	97,842	99,340	1.17
					141,724	143,192	1.69
Total Second Lien Debt					$1,508,467	$1,528,857	18.03%

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Investments
AIMCO CLO Series 2015-A (4)(5)(6)(8)	L + 6.60%	6.72%	10/17/2034	$7,450	$7,450	$7,450	0.09%
Apidos CLO XXXIII (4)(5)(6)(8)	L + 6.35%	6.48%	10/24/2034	5,000	4,950	4,950	0.06
Apidos CLO XXXVI, LLC (4)(5)(6)(8)	L + 5.95%	6.07%	7/20/2034	8,500	8,500	8,511	0.10
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.38%	10/20/2034	7,750	7,750	7,769	0.09
Ares XXVII CLO, Ltd. (4)(5)(6)(8)	L + 6.75%	6.88%	10/20/2034	7,000	6,930	6,930	0.08
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.37%	7/15/2034	6,000	6,000	5,984	0.07
Benefit Street Partners CLO XXI (4)(5)(6)(8)	L + 6.75%	6.88%	7/15/2034	9,500	9,469	9,500	0.11
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L + 6.25%	6.38%	7/20/2034	7,000	7,000	7,001	0.08
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L + 6.80%	6.92%	10/16/2034	8,000	8,000	8,001	0.09
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L + 6.15%	6.27%	8/20/2034	8,000	8,000	7,968	0.09
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	10/20/2034	3,500	3,500	3,499	0.04
Elmwood CLO VI, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	10/20/2034	4,000	4,000	4,000	0.05
Flatiron RR CLO 22, LLC (4)(5)(6)(8)	L + 6.20%	6.34%	10/15/2034	5,000	5,000	5,000	0.06
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L + 6.61%	6.73%	10/20/2034	12,000	11,880	11,935	0.14
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L + 5.95%	6.07%	10/25/2031	4,000	3,940	3,998	0.05
Goldentree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L + 6.15%	6.27%	10/20/2034	6,200	6,200	6,191	0.07
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L + 6.33%	6.45%	7/15/2034	3,500	3,487	3,488	0.04
Jamestown CLO XIV, Ltd. (4)(5)(6)(8)	L + 7.20%	7.33%	10/20/2034	10,000	9,799	9,799	0.12
Kayne CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	4/15/2032	5,000	5,009	5,009	0.06
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (4)(5)(6)(8)	L + 6.75%	6.90%	10/20/2034	6,500	6,500	6,500	0.08
Neuberger Berman Loan Advisers CLO 38, Ltd. (4)(5)(6)(8)	L + 6.25%	6.38%	10/20/2035	11,000	11,000	11,000	0.13
Octagon Investment Partners 41, Ltd. (4)(5)(6)(8)	L + 7.13%	7.25%	10/15/2033	5,000	4,976	4,976	0.06
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L + 6.45%	6.57%	10/15/2034	6,000	6,000	5,997	0.07
PPM CLO 2, Ltd. (4)(5)(6)(8)	L + 6.55%	6.67%	4/16/2032	5,000	5,009	5,019	0.06
PPM CLO 4, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	10/18/2034	8,775	8,775	8,775	0.10
PPM CLO 5, Ltd. (4)(5)(6)(8)	L + 6.50%	6.63%	10/18/2034	4,800	4,800	4,800	0.06
Rockford Tower CLO 2021-3, Ltd. (4)(5)(6)(8)	L + 6.72%	6.85%	10/20/2034	4,000	3,940	3,940	0.05
RR 19, Ltd. (4)(5)(6)(8)	L + 6.50%	6.65%	10/15/2035	3,000	3,000	3,000	0.04
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L + 6.25%	6.37%	7/21/2034	8,000	8,000	7,999	0.09
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L + 7.11%	7.24%	1/20/2034	2,875	2,848	2,869	0.03
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L + 7.06%	7.18%	7/15/2034	6,250	6,189	6,251	0.07
Total Structured Finance Investments					$197,900	$198,108	2.33%

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Unsecured Debt
Auto Components
Mavis Tire Express Services TopCo LP (8)	6.50%	6.50%	5/15/2029	$2,000	$2,000	$1,948	0.02%
Communications Equipment
Plantronics, Inc. (5)(6)(8)	4.75%	4.75%	3/1/2029	9,002	9,002	8,442	0.10
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%	6.00%	2/15/2029	6,272	6,037	5,968	0.07
Total Unsecured Debt					$17,039	$16,357	0.19%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				52,143	$125	$125	0.00%
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	4,336	4,625	0.05
					4,461	4,750	0.05
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				1,674	1,674	1,674	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,185	0.01
					2,751	2,859	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				22,959	28,743	28,735	0.34
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				4,500	4,500	4,500	0.05
Health Care Providers & Services
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	43,141	0.51
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	6,090	0.07
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	2,503	0.03
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,348	0.02
					53,167	53,082	0.63
Professional Services
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.08
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,388	0.02
Mandolin Technology Holdings, Inc.- Series A Preferred Shares (4)				28,350	27,518	27,500	0.32
					28,906	28,888	0.34

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238,400	33,725	34,838	0.41
Frontline Road Safety Investments, LLC - Class A Common Units (4)				41,304	4,363	5,163	0.06
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,108	1,116	1,116	0.01
					39,204	41,117	0.48
Total Equity Investments					$168,231	$170,430	2.00%
Total Investments - non-controlled/non-affiliated					$17,657,119	$17,736,524	209.39%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					$402	$440	0.01%
Total Equity					$402	$440	0.01%
Total Investments — non-controlled/affiliated					$402	$440	0.01%
Investments—controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)					$1,421	$1,420	0.02%
Total Equity					$1,421	$1,420	0.02%
Total Investments — controlled/affiliated					$1,421	$1,420	0.02%
Total Investment Portfolio					$17,658,942	$17,738,384	209.42%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$392,795	$392,795	4.64%
Total Cash and Cash Equivalents					$392,795	$392,795	4.64%
Total Portfolio Investments, Cash and Cash Equivalents					$18,051,737	$18,131,179	214.06%

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for our variable rate loans were the 30-day L at 0.08%, the 90-day L at 0.13% and the 180-day L at 0.16% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 0.75% or 1.00%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, non-qualifying assets represented 16.2% of total assets as calculated in accordance with regulatory requirements.

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)
(7)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$74,702	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(430)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	9,588	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
AGI-CFI Holdings, Inc.	Delayed Draw Term Loan	6/11/2023	42,157	—
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	12/13/2023	2,003	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	11,026	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	15,763	—
Ascend Buyer, LLC	Revolver	9/30/2027	7,760	(155)
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(45)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	18,518	(58)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(110)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(120)
Barbri , Inc.	Delayed Draw Term Loan	4/28/2023	28,251	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	57,432	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	26,865	(269)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	8,795	(37)
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	4,313	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	2,189	—
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
Connatix Buyer, Inc.	Revolver	7/14/2027	14,664	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	9,261	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	4,102	(69)
Cumming Group, Inc.	Revolver	5/26/2027	8,310	—
Dana Kepner Company, LLC	Delayed Draw Term Loan	12/29/2021	6,250	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	7,713	—
DG Investment Intermediate Holdings 2, Inc.	Delayed Draw Term Loan	3/5/2028	394	—
Dominion Colour Corporation	Delayed Draw Term Loan	5/6/2027	7,649	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	—
Episerver, Inc.	Revolver	4/9/2026	3,833	(57)
Experity, Inc.	Revolver	7/22/2027	8,532	(171)
FCG Acquisitions, Inc.	Delayed Draw Term Loan	3/31/2028	159	—
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	8/2/2022	57,125	—
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	5,129	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	39,526	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	5,654	(57)
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(42)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	67,500	—
GI Consilio Parent, LLC	Revolver	5/14/2026	6,300	(81)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	—

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	11,250	(141)
Gruden Acquisition, Inc.	Revolver	7/1/2026	9,000	(225)
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	63,155	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	18,629	(186)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	7,773	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	48,510	(837)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	(897)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	35,857	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2021	667	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	12,385	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	1,943	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	36,794	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	6,072	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	10,800	(108)
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	31,793	—
Material Holdings, LLC	Revolver	8/17/2027	15,897	(318)
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	16,185	(162)
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	(42)
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	1,146	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	(16)
Mobileum, Inc.	Delayed Draw Term Loan	8/12/2024	26,377	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	8,600	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	168	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	200	—
MRI Software, LLC	Revolver	2/10/2026	673	—
National Mentor Holdings, Inc.	Delayed Draw Term Loan	2/18/2028	989	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	122,548	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,697	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	1,676	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	3,563	(23)
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	—
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	3/2/2028	7,200	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	33,940	(997)
Pro Mach Group, Inc.	Delayed Draw Term Loan	8/31/2028	1,900	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	12,359	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	7,898	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	29,219	—
Radwell International, LLC	Revolver	7/13/2027	23,719	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(123)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2021	42,476	(425)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	8,390	—
Safety Borrower Holdings LP	Revolver	9/1/2027	3,356	(34)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	46,000	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(480)
Sciens Building Solutions, LLC	Delayed Draw Term Loan	6/1/2027	26,793	—
Sciens Building Solutions, LLC	Revolver	6/1/2027	3,150	(39)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	15,200	(210)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	6,571	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/5/2024	78,250	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	26,160	—
Sovos Compliance, LLC	Delayed Draw Term Loan	8/11/2028	2,170	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	9/18/2021	7,139	(107)
SpecialtyCare, Inc.	Revolver	6/18/2026	5,935	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	22,132	(221)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	18,493	—
Tennessee Bidco Limited	Delayed Draw Term Loan	8/3/2028	171,367	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	2/4/2022	100,000	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	10/26/2022	60,722	—
Therapy Brands Holdings, LLC	Delayed Draw Term Loan	5/18/2028	1,627	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	9,476	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	—
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	—
TricorBraun Holdings, Inc.	Delayed Draw Term Loan	3/3/2028	1,679	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	44,729	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Triple Lift, Inc.	Revolver	5/6/2028	14,295	(286)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	1,498	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	40,653	(407)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	12,486	(250)
Wireless Vision, LLC	Delayed Draw Term Loan	12/30/2025	576	—
Total Unfunded Commitments			$2,594,464	$(10,223)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of September 30, 2021 was 0.50%.
(10)    The interest rate floor on these investments as of September 30, 2021 was 0.75%.
(11)    The interest rate floor on these investments as of September 30, 2021 was 1.00%.
(12)    The interest rate floor on these investments as of September 30, 2021 was 1.25%.
(13)    The interest rate floor on these investments as of September 30, 2021 was 1.50%.
(14)    Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the     Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2021, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2021	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$—	$401	$—	$39	$440	$—
Controlled/Affiliated Investments
GSO DL Co-Invest CI LP	—	1,421	—	(1)	1,420	—
Total	$—	$1,822	$—	$38	$1,860	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of private U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions). The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. companies through (i) first lien senior secured and unitranche loans and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also dynamically invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
The Company offers on a continuous basis up to $12.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company offers to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its common shares.
The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares, and the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. As of January 7, 2021, the Company had satisfied the minimum offering requirement and commenced its operations after the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares and 29,809,301 Class I shares at an offering price of $25.00 per share; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814.0 million to the Company as payment for such shares.
The nine months ended September 30, 2021 represents the period from January 7, 2021 (commencement of operations) to September 30, 2021.

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
As of September 30, 2021, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Siris Peak Funding LLC (“Siris Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”) BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED Investments LLC and BCRED BSL CLO 2021-1, LLC.
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
•In addition, independent valuation firms engaged by the Board prepare quarter-end valuations of such investments except de minimis investments, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to authority delegated by the Board, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2021, the Company had $561.9 million of receivables for investments sold. As of September 30, 2021, the Company had $1,457.0 million of payables for investments purchased.

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

Forward Purchase Agreement
The Company was party to a forward purchase agreement (the "Facility Agreement", defined in Note 7) whereby it was obligated to purchase certain assets that were acquired by the Financing Provider, subject to certain contingencies.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2021, the Company recorded $2.3 million and $3.4 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2021, the Company recorded PIK income of $1.2 million and $1.9 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2021, the Company recorded fee income of $5.7 million and $13.9 million, respectively.
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
For the three and nine months ended September 30, 2021, the Company accrued organization costs of $0.0 million and $1.1 million, respectively. For the three and nine months ended September 30, 2021, the Company accrued offering costs of $1.0 million and $2.6 million, respectively.

Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes (including the 2021-1 Debt, defined in Note 6) are presented net against the outstanding debt balance of the related security.

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
For the three and nine months ended September 30, 2021, the Company did not incur any U.S. federal exercise tax.

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

Recent Accounting Pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the LIBOR (London Interbank Offered Rate) or other interbank-offered based reference rates as of the end of December 2021. Management continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. The Adviser agreed to waive the management fee and incentive fee based on income through July 7, 2021.
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
For the three and nine months ended September 30, 2021, base management fees representing $22.5 million and $39.5 million, respectively, of which $1.2 million and $18.2 million, respectively, were waived. As of September 30, 2021 and December 31, 2020, $21.3 million and $0.0 million, respectively, was payable to the Adviser relating to management fees.
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
These calculations are prorated for any period of less than three months, including the first quarter the Company commenced operations, and are adjusted for any share issuances or repurchases during the relevant quarter.
(ii) Capital gains incentive fee
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

For the three and nine months ended September 30, 2021, the Company accrued income based incentive fees of $21.7 million and $35.5 million, respectively, of which $1.1 million and $14.9 million, respectively, were waived. As of September 30, 2021 and December 31, 2020, there was $20.6 million and $0.0 million, respectively, payable to the Adviser for the income based incentive fees. For the three and nine months ended September 30, 2021 the Company accrued capital gains incentive fees of $3.2 million and $12.5 million, respectively, of which $12.5 million was payable as of September 30, 2021 under the Investment Advisory Agreement.
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
For the three and nine months ended September 30, 2021, the Company incurred $0.6 million and $1.2 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, $0.8 million and $0.0 million, respectively, was unpaid and included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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
The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.
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

For the three and nine months ended September 30, 2021, the Company accrued distribution and shareholder servicing fees of $3.4 million and $5.6 million, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2021, the Company accrued distribution and shareholder servicing fees of $0.1 million and $0.1 million, respectively, which were attributable to Class D shares.

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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
January 31, 2021	$1,608	$(1,608)	$—
February 28, 2021	591	(591)	—
Total	$2,199	$(2,199)	$—
For the three and nine months ended September 30, 2021, the Adviser made Expense Payments in the amount of $0.0 million and $2.2 million, respectively. For the three and nine months ended September 30, 2021, there were Reimbursement Payments made to the Adviser of $0.0 million and $2.2 million, respectively.

Escrow Agreement
On October 5, 2020, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company received purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board authorized the release of the escrowed purchase order proceeds to the Company, which occurred on January 7, 2021.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$15,765,482	$15,822,772	89.20%
Second lien debt	1,508,467	1,528,857	8.62
Unsecured debt	17,039	16,357	0.09
Structured finance investments	197,900	198,108	1.12
Equity investments	170,054	172,290	0.97
Total	$17,658,942	$17,738,384	100.00%
The industry composition of investments at fair value was as follows:

September 30, 2021
Aerospace & Defense	1.98%
Air Freight & Logistics	4.43
Airlines	0.20
Auto Components	0.48
Beverages	0.18
Building Products	3.67
Capital Markets	0.31
Chemicals	0.96
Commercial Services & Supplies	4.94
Communications Equipment	0.05
Construction Materials	0.14
Construction & Engineering	1.94
Containers & Packaging	1.24
Distributors	0.98
Diversified Consumer Services	6.26
Diversified Financial Services	2.82
Diversified Telecommunication Services	0.23
Electrical Equipment	4.32
Electronic Equipment, Instruments & Components	0.71
Electric Utilities	0.25
Energy Equipment & Services	0.29
Entertainment	0.10
Food Products	0.17
Health Care Equipment & Supplies	2.05
Health Care Providers & Services	11.27
Health Care Technology	1.73
Hotels, Restaurants & Leisure	0.96
Household Durables	0.56
Independent Power and Renewable Electricity Producers	0.14
Industrial Conglomerates	0.54
Insurance	5.34
Interactive Media & Services	0.43

Internet & Direct Marketing Retail	1.77
IT Services	2.07
Leisure Products	0.57
Life Sciences Tools & Services	0.75
Machinery	0.67
Marine	0.01
Media	0.66
Metals & Mining	0.38
Oil, Gas & Consumable Fuels	0.24
Pharmaceuticals	0.38
Professional Services	9.13
Real Estate Management & Development	1.29
Road & Rail	0.43
Software	14.26
Specialty Retail	0.33
Technology Hardware, Storage & Peripherals	0.34
Textiles, Apparel & Luxury Goods	0.20
Trading Companies & Distributors	1.48
Transportation Infrastructure	5.21
Wireless Telecommunication Services	0.16
Total	100.00%
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$16,941,973	$17,020,982	95.96%	200.93%
Europe	305,359	303,109	1.71	3.59
Canada	216,425	218,859	1.23	2.59
Cayman Islands	189,990	190,201	1.07	2.25
Australia	5,195	5,233	0.03	0.06
Total	$17,658,942	$17,738,384	100.00%	209.42%
As of September 30, 2021, no loans in the portfolio were on non-accrual status.
As of September 30, 2021, on a fair value basis, approximately 99.0% of performing debt investments bore interest at a floating rate and approximately 1.0% of performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,947,895	$10,874,877	$15,822,772
Second lien debt	—	882,806	646,051	1,528,857
Unsecured debt	—	16,357	—	16,357
Structured finance obligations	—	—	198,108	198,108
Equity investments	—	—	172,290	172,290
Total	$—	$5,847,058	$11,891,326	$17,738,384
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2021
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$5,346,267	$453,487	$—	$56,877	$5,856,631	$—
Purchases of investments	6,055,199	422,557	197,899	113,178	6,788,833	—
Proceeds from principal repayments and sales of investments	(320,070)	(5,499)	—	—	(325,569)	—
Accretion of discount/amortization of premium	8,651	189	2	—	8,842	—
Net realized gain (loss)	749	24	—	—	773	—
Net change in unrealized appreciation (depreciation)	2,981	1,614	207	2,235	7,037	—
Transfers into Level 3 (1)	90,087	28,097	—	—	118,184	—
Transfers out of Level 3 (1)	(308,987)	(254,418)	—	—	(563,405)	—
Fair value, end of period	$10,874,877	$646,051	$198,108	$172,290	$11,891,326	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2021	$5,042	$1,649	$207	$2,235	9,133	$—

	Nine Months Ended September 30, 2021
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments	11,089,353	644,485	197,899	170,054	12,101,791	—
Proceeds from principal repayments and sales of investments	(250,267)	(2,005)	—	—	(252,272)	(3,709)
Accretion of discount/amortization of premium	11,893	257	2	—	12,152	—
Net realized gain (loss)	694	15	—	—	709	3,709
Net change in unrealized appreciation (depreciation)	23,204	3,299	207	2,236	28,946	—
Fair value, end of period	$10,874,877	$646,051	$198,108	$172,290	$11,891,326	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2021	$23,162	$3,299	$207	$2,236	28,904	$—
(1)For the three and nine months ended September 30, 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$10,425,360	Yield analysis	Discount rate	4.53%	9.91%	7.27%
	449,517	Market quotations	Broker quoted price	93.25	100.38	99.52
	10,874,877
Investments in second lien debt	274,690	Yield analysis	Discount rate	7.94%	10.33%	8.88%
	371,361	Market quotations	Broker quoted price	98.00	101.50	99.66
	646,051
Investments in structured finance	198,108	Market quotations	Broker quoted price	97.99	100.17	99.65
Investments in equity	38,076	Market approach	Performance multiple	7.00x	21.79x	15.10x
	6,236	Option pricing model	Expected volatility	65.00%	65.00%	65.00%
	127,978	Yield analysis	Discount rate	10.39%	12.52%	11.26%
	172,290
Total	$11,891,326
(1)Weighted averages are calculated based on fair value of investments.
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2021, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.
The fair value of the Company’s 2024 Notes, New 2024 Notes, 2026 Notes and New 2026 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2021 was $431.7 million, $364.6 million, $396.8 million and $897.6 million, respectively, based on vendor pricing received by the Company.
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2021-1 Debt (as defined below) disclosed but not carried at fair value as of September 30, 2021:

	September 30, 2021
Description	Carrying Value	Fair Value
Class A Notes	$499,800	$499,800
Class B Notes	38,760	38,764
Class C Notes	59,160	59,165
Class D Notes	65,280	65,132
Class E Notes	—	—
Total Secured Notes (“2021-1 Debt”)	$663,000	$662,861
The fair value determination of the Company’s 2021-1 Debt was based on the market quotations received from broker/dealers. These fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined in the accounting guidance for fair value measurement.
Other
The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value, the 2024 Notes, the New 2024 Notes, the 2026 Notes, the New 2026 Notes, and the 2021-1 Debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021, the Company’s asset coverage was 196.1%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Siris Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak

Funding, and Windom Peak Funding, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
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
As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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
The initial principal amount of the commitments under the Bard Peak Funding Facility was $600 million. Effective July 23, 2021, the maximum commitment amount of the Bard Peak Funding Facility was increased to $1,000 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender. The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under credit facility must be repaid by March 15, 2026.
On March 15, 2021, concurrent with the closing of the Bard Peak Funding Facility, Maple Park (as defined in Note 7) merged with and into Bard Peak Funding (the “Merger”) pursuant to an Agreement and Plan of Merger, with Bard Peak Funding the surviving entity of the Merger.
Upon consummation of the Merger, Bard Peak Funding used the proceeds of borrowings under the Bard Peak Funding Facility to repay in full all outstanding indebtedness under the Syndicated Warehouse (as defined in Note 7); and to redeem in full the Subordinated Notes (as defined in Note 7).
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
The initial principal amount of the Castle Peak Funding Facility was $200 million. On March 15, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $800 million. Effective July 15, 2021, the maximum commitment amount of the Castle Peak Funding Facility was increased to $1,300 million. Proceeds from borrowings under the Castle Peak Funding Facility may be used to fund portfolio investments by Castle Peak Funding and to make advances under revolving loans or delayed draw term loans where Castle Peak Funding is a lender. The period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 8, 2024, and the Castle Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 8, 2026.
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
The initial principal amount of the Maroon Peak Funding Facility was $500 million. On February 26, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $560 million, and on March 23, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was increased to $1,000 million. On June 29, 2021, the aggregate principal amount of the revolving credit commitments under the credit facility was decreased to $700 million. Proceeds from borrowings under the Maroon Peak Funding Facility may be used to fund portfolio investments by Maroon Peak Funding and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender. All amounts outstanding under the Maroon Peak Funding Facility must be repaid by January 28, 2023, unless the parties have entered into an extension agreement.
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (which was subsequently amended on May 12, 2021 and as further amended from time to time, the “Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
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

The initial principal amount of the Summit Peak Funding Facility is $500 million. Effective May 12, 2021, the maximum commitment amount of the Summit Peak Funding Facility was increased to $1,000 million. Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender. The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 1, 2024, and the Summit Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 3, 2026.
Denali Peak Funding Facility
Pursuant to the Purchase Agreement (as discussed in Note 10), Denali Peak Funding is now indirectly wholly-owned by the Company. Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”), which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. DB serves as agent, U.S. Bank National Association serves as collateral agent and collateral custodian and Twin Peaks (as discussed in Note 10) serves as servicer under the Denali Peak Funding Facility.
Advances under the Denali Peak Funding Facility initially bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 2.00% per annum. After October 11, 2021, the applicable margin on outstanding advances was increased by 0.25% per annum.
The initial principal amount of the Denali Peak Funding Facility was $200 million, which was fully drawn. Effective September 30, 2021, the maximum commitment amount of the Denali Peak Funding Facility was increased to $600 million. Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender. Effective September 30, 2021, the period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on September 30, 2024, and the Denali Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 11, 2024.
Siris Peak Funding Facility
Pursuant to the Purchase Agreement (as discussed in Note 10), Siris Peak Funding is now indirectly wholly-owned by the Company. Siris Peak Funding is party to a senior secured credit facility (the “Siris Peak Funding Facility”), dated as of October 11, 2018, with SG, which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. SG serves as agent, Citibank N.A. serves as collateral agent and collateral custodian, Virtus Group, LP serves as collateral administrator and Twin Peaks (as discussed in Note 10) serves as servicer under the Siris Peak Funding Facility.

Advances under the Siris Peak Funding Facility bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 2.25% per annum.

As of September 30, 2021, the maximum commitment amount of the Siris Peak Funding Facility was $165.9 million, which was fully drawn and which may not be reborrowed once repaid. Proceeds from borrowings under the Siris Peak Funding Facility may be used to fund portfolio investments by Siris Peak Funding and to make advances under revolving loans where Siris Peak Funding is a lender. The Siris Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 11, 2023.
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Credit Facility.

Advances under the Bushnell Peak Credit Facility bear interest at a per annum rate equal to the “base rate” (which is the greatest of (i) the sum of (A) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (B) 0.5%, (ii) the prime rate as publicly announced by Bank of America and (iii) one month LIBOR) plus the applicable margin of 1.35% per annum. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments (the “Minimum Utilization Amount”), which amount is equal to 80% of the aggregate commitments beginning one month after the closing date of the Bushnell Peak Credit Facility and thereafter. Unused amounts below the

Minimum Utilization Amount accrue a fee at a rate of 1.35% per annum. In addition, Bushnell Peak Funding will pay an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of the Minimum Utilization Amount, commencing one month after the closing date of the Bushnell Peak Credit Facility.

The initial principal amount of the Bushnell Peak Credit Facility is $425 million. The Bushnell Peak Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Bushnell Peak Credit Facility to up to $600 million. Proceeds from borrowings under the Bushnell Peak Credit Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding Facility is a lender. All amounts outstanding under the Bushnell Peak Credit Facility must be repaid by the date that is two years after the closing date of the Bushnell Peak Credit Facility.
Granite Peak Funding Facility
On June 17, 2021, Granite Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Granite Peak Funding Facility”) with Goldman Sachs Bank USA (“GS”). GS serves as administrative agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator, and the Company serves as servicer under the Granite Peak Funding Facility.
Advances under the Granite Peak Funding Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.10% per annum. Commencing on October 15, 2021, Granite Peak Funding will pay an unused commitment fee of 0.25% per annum on the average daily unused commitments under the Granite Peak Funding Facility, which fee shall increase to 0.40% per annum from and after January 13, 2022. The unused commitment fee will be payable only when more than 25% of the total commitments under the Granite Peak Funding Facility are unused, and will terminate when Granite Peak Funding is no longer permitted to make borrowings under the Granite Peak Funding Facility. Granite Peak Funding will also pay to GS an administrative agency fee at a rate of 0.15% per annum on the aggregate principal amount of outstanding advances under the Granite Peak Funding Facility, in addition to certain other fees as agreed between Granite Peak Funding and GS.
The initial principal amount of the commitments under the Granite Peak Funding Facility is $250 million. Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender. The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 17, 2026.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the ”Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.

Advances under the Middle Peak Funding Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin. The applicable margin will initially be 1.60% per annum for advances used to finance the purchase or origination of broadly syndicated loans, and 2.00% per annum for advances used to finance the purchase or origination of middle market loans. Effective December 30, 2021, the applicable margin for all advances will be 2.00% per annum, and will increase to 2.10% per annum effective on June 30, 2024. Effective October 30, 2021, Middle Peak Funding pays a commitment fee of 0.35% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, terminating on June 30, 2024. Effective October 30, 2021, Middle Peak Funding pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in an amount of 0.15% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, terminating on June 30, 2024, in addition to certain other fees as agreed between Middle Peak Funding and MS.

The initial principal amount of the Middle Peak Funding Facility is $500 million. Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender. The period during which Middle Peak

Funding may make borrowings under the Middle Peak Funding Facility expires on June 30, 2024, and the Middle Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 30, 2026.
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the ”Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Advances under the Bison Peak Funding Facility bear interest initially at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. The applicable margin for all advances will increase by 0.50% per annum effective on July 23, 2024. Effective January 23, 2022, Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, which amount increases in three-month intervals from 20% on such effective date to 80% from and after October 23, 2022 and thereafter. Unused amounts below such minimum utilization amount accrue a fee at a rate of 2.00% per annum. In addition, effective on September 23, 2021, Bison Peak Funding pays an unused fee on the daily unused amount of the financing commitments in excess of such minimum utilization amount, which amount shall initially be 0.20% per annum and shall increase to 0.40% per annum from and after November 23, 2021, in addition to certain other fees as agreed between Bison Peak Funding and Bank of America.
The initial maximum commitment amount of the Bison Peak Funding Facility is $1,000 million. Effective September 30, 2021, the maximum commitment amount of the Bison Peak Funding Facility was increased to $1,500 million. Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender. All amounts outstanding under the Bison Peak Funding Facility must be repaid by July 23, 2026.
Blanca Peak Funding Facility
On August 16, 2021, BCRED Blanca Peak Funding LLC, a wholly-owned subsidiary of the Company (“Blanca Peak Funding”), entered into a senior secured revolving credit facility (the “Blanca Peak Funding Facility”) with Barclays. Barclays serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator, collateral agent and securities intermediary and the Company serves as servicer under the Blanca Peak Funding Facility.

Advances under the Blanca Peak Funding Facility initially bear interest at a per annum rate equal to, at Blanca Peak Funding’s option, (x) in the case of dollar advances, LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency or (y) the applicable base rate in effect for such currency, plus an applicable margin adjusted at three-month intervals based on the proportions of the broadly syndicated obligations and other investments in the portfolio, with the applicable margin attributable to broadly syndicated obligations equal to 1.50% per annum and the applicable margin attributable to other portfolio investments equal to 2.00% per annum. Effective February 16, 2022, Blanca Peak Funding is required to utilize a minimum of 75% of the financing commitments, subject to adjustment as set forth in the Blanca Peak Funding Facility. Unused amounts below such minimum utilization amount accrue interest at a rate equal to the applicable margin described above. In addition, effective on February 16, 2022, Blanca Peak Funding will pay an unused fee on the daily unused amount of the financing commitments in excess of such minimum utilization amount, which amount shall initially be 0.50% per annum and shall decrease to 0.25% per annum from and after May 17, 2022, in addition to certain other fees as agreed between Blanca Peak Funding and Barclays. The unused fee shall be 0.0% for any date Blanca Peak Funding is utilizing more than 90% of the financing commitments.

The initial maximum commitment amount of the Blanca Peak Funding Facility is $1,000 million. Proceeds from borrowings under the Blanca Peak Funding Facility may be used to fund portfolio investments by Blanca Peak Funding and to make advances under revolving loans or delayed draw term loans where Blanca Peak Funding is a lender. All amounts outstanding under the Blanca Peak Funding Facility must be repaid by August 16, 2026.
Windom Peak Funding Facility
On September 2, 2021, Windom Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Windom Peak Funding Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). Wells Fargo serves as administrative agent and collateral administrator and the Company serves as investment adviser under the Windom Peak Funding Facility. Proceeds from borrowings under the Windom Peak Funding

Facility may be used to fund portfolio investments by Windom Peak Funding during the reinvestment period (which, initially, is scheduled to end three years after the closing date of the Windom Peak Funding Facility) and to make advances under revolving loans or delayed draw term loans in respect of which Windom Peak Funding is a lender. The maximum facility amount of the Windom Peak Funding Facility is $1,000 million.
Advances under the Windom Peak Funding Facility may be denominated in United States dollars, Canadian dollars, British pound sterling or Euros and will bear interest, payable on a monthly basis in arrears, at a per annum rate equal to the “benchmark” rate (which is, initially, LIBOR with respect to advances denominated in U.S. dollars, Canadian Dollar Offered Rate (“CDOR”) with respect to advances denominated in Canadian dollars, Sterling Overnight Index Average (“SONIA”) with respect to advances made in British pound sterling and EURIBOR with respect to any advances denominated in Euros) plus the “applicable margin” (which is a blended spread equal to the sum of 1.55% per annum with respect to any advances backed by broadly-syndicated loans and 2.05% per annum with respect to any advances backed by recurring revenue loans, middle market loans, first-lien last out loans or second lien loans).
In addition, Windom Peak Funding will be required to pay fees on the amount of any unused commitment during the reinvestment period of the Windom Peak Funding Facility. The unused commitment fee will equal the weighted daily average of such Unused Facility Amount on each day during the applicable accrual period multiplied by 0.25% during the first six months of the Windom Peak Funding Facility, by 0.50% during the second six months of the Windom Peak Funding Facility and by a blended rate equal to 0.50% on any Unused Facility Amount up to 40% of the maximum facility amount and 1.50% on any Unused Facility Amount exceeding 40% of the maximum facility amount from the 12 month anniversary of the Windom Peak Funding Facility until the end of the reinvestment period.
All amounts outstanding under the Windom Peak Funding Facility must be repaid by September 2, 2026.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $1,425 million. Effective September 7, 2021, the maximum commitment amount of the Revolving Credit Facility increased to $1,500 million. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $2,500.0 million. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on May 18, 2025, and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by May 18, 2026, pursuant to an amortization schedule.
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, (y) for loans for which the Company elects the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875% and (z) with respect to any loan denominated in Pounds Sterling, SONIA for the applicable date plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.8693%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.9943%. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

In connection with the Revolving Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.

The Revolving Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Citi may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.
As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Bonds
2024 Notes
On June 21, 2021, the Company entered into a Note Purchase Agreement (the ”Note Purchase Agreement”) governing the issuance of $435.0 million in aggregate principal amount of its 2.56% Series A Senior Notes (the “2024 Notes”) to qualified institutional investors in a private placement. The 2024 Notes were issued on June 21, 2021 and will mature on June 21, 2024 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2024 Notes will be due semiannually on June 3 and December 3. In addition, the Company is obligated to offer to repay the 2024 Notes at par if certain change in control events occur. The 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that 2024 notes receive a below investment grade rating by either one rating agency if there are only one or two rating agencies providing ratings of the 2024 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), the 2024 Notes will bear interest at a fixed rate of 3.56% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the 2024 Notes.
New 2024 Notes
On September 15, 2021, the Company issued $365.0 million aggregate principal amount of 1.750% notes due 2024 (the “New 2024 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of September 15, 2021 (and together with the Base Indenture, the “New 2024 Notes Indenture”), between the Company and U.S. Bank National Association (the “Trustee”).
The New 2024 Notes will mature on September 15, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the New 2024 Notes Indenture. The New 2024 Notes bear interest at a rate of 1.750% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2022. The New 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the New 2024 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The New 2024 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the New 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the New 2024 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the New 2024 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding New 2024 Notes at a price equal to 100% of the principal amount of such New 2024 Notes plus accrued and unpaid interest to the repurchase date.

As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the New 2024 Notes.
2026 Notes
On August 17, 2021, the Company entered into the first supplement (the “First Supplement”) to the Note Purchase Agreement, governing the issuance of $400.0 million in aggregate principal amount of its 3.27% Series B Senior Notes (the “2026 Notes”) to qualified institutional investors in a private placement. The 2026 Notes were issued on June 21, 2021 and will mature on June 21, 2026 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Notes will be due semiannually on February 17 and August 17. In addition, the Company is obligated to offer to repay the 2026 Notes at par if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event of a Below Investment Grade Event, the 2026 Notes will bear interest at a fixed rate of 4.27% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the 2026 Notes.
New 2026 Notes
On September 15, 2021, the Company issued $900.0 million aggregate principal amount of 2.625% notes due 2026 (the “New 2026 Notes”) pursuant to a supplemental indenture, dated as of September 15, 2021 (and together with the Base Indenture, the “New 2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The New 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the New 2026 Notes Indenture. The New 2026 Notes bear interest at a rate of 2.625% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2022. The New 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the New 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
The New 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the New 2026 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the New 2026 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Notes at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest to the repurchase date.
As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the New 2026 Notes.
Debt Securitizations
2021-1 Debt Securitization
On June 29, 2021, the Company completed a $876.6 million term debt securitization (the “2021-1 Debt Securitization”), $819.5 million of which was funded on the closing date. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-1 Debt Securitization (collectively, the “2021-1 Notes”) were issued by BCRED BSL CLO 2021-1, Ltd. (“BCRED BSL CLO

Ltd.”) and BCRED BSL CLO 2021-1, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the 2021-1 Debt Securitization:

		September 30, 2021
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	L+1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	L+1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	L+2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	L+3.35%	Baa3
Class E Notes(1)	Junior Secured Deferrable Floating Rate	—	L+7.00%	Ba3
Total Secured Notes		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 Notes		$819,500
(1)The Class E Notes were initially issued as unfunded, undrawn class of notes, in the amount of $57.1 million, that may be funded after closing at direction of the Company.
(2)The Company retained all of the Subordinated Notes issued in the 2021-1 Debt Securitization which are eliminated in consolidation.
The 2021-1 Notes mature in July 2034, unless redeemed by the Issuers, at the direction of the Company as holder of the Subordinated Notes on any business day after July 20, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers. The Class A Notes, Class B Notes, Class C Notes, Class D Notes and Class E Notes are the secured obligations of the Issuers and the Subordinated Notes are the unsecured obligations of BCRED BSL CLO Ltd. The indenture governing the 2021-1 Notes includes customary covenants and events of default.

The 2021-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to BCRED BSL CLO Ltd. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $110.5 million as of September 30, 2021.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 0.99% as of September 30, 2021. As of September 30, 2021 the Company had $84.2 million of short-term borrowings under the Repurchase Agreements.
Other Short-Term Borrowings
In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements, whereby the Company sells to a third party an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, generally not to exceed 180-days from the date it was sold (each a “Short Term Financing Transaction”).

Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 2.62%. As of September 30, 2021 the Company had $200.0 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $198.1 million as of September 30, 2021.
In accordance with ASC 860, Transfers and Servicing, the Master Repurchase Agreements and the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense.
The Company’s outstanding debt obligations were as follows:

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,000,000	$845,400	$845,400	$154,600	$154,600
Castle Peak Funding Facility (4)	1,300,000	994,529	994,529	305,471	305,186
Maroon Peak Funding Facility	700,000	692,950	692,950	7,050	—
Summit Peak Funding Facility (5)	1,000,000	897,796	897,796	102,204	102,204
Denali Peak Funding Facility	600,000	200,000	200,000	400,000	334,078
Siris Peak Funding Facility	165,919	165,919	165,919	—	—
Bushnell Peak Funding Facility	425,000	254,800	254,800	170,200	23,174
Granite Peak Funding Facility	250,000	146,900	146,900	103,100	52,231
Middle Peak Funding Facility	500,000	324,250	324,250	175,750	137,415
Bison Peak Funding Facility	1,500,000	330,600	330,600	1,169,400	312,779
Blanca Peak Funding Facility	1,000,000	276,500	276,500	723,500	418,605
Windom Peak Funding Facility	1,000,000	181,500	181,500	818,500	274,044
Revolving Credit Facility (6)	1,500,000	455,057	455,057	1,044,943	1,044,943
2024 Notes (7)	435,000	435,000	431,532	—	—
New 2024 Notes (7)	365,000	365,000	361,508	—	—
2026 Notes (7)	400,000	400,000	396,848	—	—
New 2026 Notes (7)	900,000	900,000	884,819	—	—
2021-1 Debt (8)	663,000	663,000	661,888	—	—
Short-Term Borrowings	284,181	284,181	284,181	—	—
Total	$13,988,100	$8,813,382	$8,786,977	$5,174,718	$3,159,259
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Bard Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Euros (EUR) of 19.5 million.
(4)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(5)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR), and British Pounds (GBP) of 11.3 million, 34.2 million, and 156.9 million, respectively.
(7)The carrying value of the Company's 2024 Notes, New 2024 Notes, 2026 Notes, and New 2026 Notes is presented net of unamortized debt issuance costs of $3.5 million, $3.5 million, $3.2 million, and $15.2 million, respectively, as of September 30, 2021.
(8)The carrying value of the Company’s 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, $19.3 million and $0.0 million, respectively, of interest expense and $1.2 million and $0.0 million, respectively, of unused commitment fees were included in interest payable. For the three months ended September 30, 2021, the weighted average interest rate on all borrowings outstanding was 2.19% (including unused fees and accretion of net discounts on unsecured debt) and the average principal debt outstanding was $6,814.9 million. For the nine months ended September 30, 2021, the weighted average interest rate on all borrowings outstanding was 2.16% and the average principal debt outstanding was $3,512.9 million.
The components of interest expense were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Borrowing interest expense	$34,795	$52,604
Facility unused fees	1,929	2,611
Accretion of original issue discount	533	563
Amortization of financing costs and debt issuance costs	2,502	4,766
Total interest expense	$39,759	$60,544
Cash paid for interest expense	$23,908	$35,752
Note 7. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $2,594.5 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of September 30, 2021, the Company estimates that it had $8,852.3 million of investments that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021, management is not aware of any pending or threatened material litigation.
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
Facility Agreement
On November 2, 2020, the Company entered into the Facility Agreement, which was subsequently amended on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to middle market companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company elected to purchase, and in certain events the Company was required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the

Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company satisfied the Capital Condition, which occurred on January 7, 2021, it had no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waived the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”)), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.
Effective January 7, 2021, the Company had a contractual obligation to acquire all assets under the Facility Agreement through a forward purchase agreement on or before June 30, 2021. The mark-to-market gain/loss of all investments held by the Financing Provider, in addition to other economic rights and obligations held by the Company, are recognized in the Company’s consolidated financial statements. These gains (losses) are realized at the time the Company settles on the purchases of each underlying asset from the Financing Provider.

For the three months ended September 30, 2021, the Company acquired no investments from the Financing Provider. For the nine months ended September 30, 2021, the Company acquired $610.6 million of investments from the Financing Provider, resulting in net realized gains of $3.7 million.
Following the acquisition of all the assets held by the Financing Provider, the Facility Agreement was terminated on June 22, 2021.
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
As of January 7, 2021, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 32,560,141 shares (consisting of 2,750,840 Class S shares and 29,809,301 Class I shares at an offering price of $25.00 per share; no Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $814.0 million, of which $25.0 was from an affiliate of the Adviser, to the Company as payment for such shares.

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2021:

	Shares	Amount
CLASS I
Subscriptions	96,021,435	$2,479,115
Share transfers between classes	569,253	14,693
Distributions reinvested	1,899,280	49,034
Share repurchases	(109,860)	(2,845)
Early repurchase deduction	—	44
Net increase (decrease)	98,380,108	$2,540,041
CLASS S
Subscriptions	31,873,180	$823,021
Share transfers between classes	(133,281)	(3,439)
Distributions reinvested	599,258	15,471
Share repurchases	(3,875)	(100)
Early repurchase deduction	—	13
Net increase (decrease)	32,335,282	$834,966
CLASS D
Subscriptions	5,133,862	$132,547
Share transfers between classes	(435,972)	(11,254)
Distributions reinvested	46,849	1,210
Share repurchases	—	—
Early repurchase deduction	—	1
Net increase (decrease)	4,744,739	$122,504
Total net increase (decrease)	135,460,129	$3,497,511

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2021:

	Shares	Amount
CLASS I
Subscriptions	240,492,026	$6,148,343
Share transfers between classes	675,642	17,438
Distributions reinvested	2,859,118	73,596
Share repurchases	(158,598)	(4,103)
Early repurchase deduction	—	63
Net increase (decrease)	243,868,188	$6,235,337
CLASS S
Subscriptions	74,739,583	$1,916,892
Share transfers between classes	(133,281)	(3,439)
Distributions reinvested	807,553	20,812
Share repurchases	(3,875)	(100)
Early repurchase deduction	—	19
Net increase (decrease)	75,409,980	$1,934,184
CLASS D
Subscriptions	8,259,128	$212,894
Share transfers between classes	(542,361)	(13,999)
Distributions reinvested	49,260	1,272
Share repurchases	—	—
Early repurchase deduction	—	1
Net increase (decrease)	7,766,027	$200,168
Total net increase (decrease)	327,044,195	$8,369,689
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D common shares of beneficial interest during the nine months ended September 30, 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D (1)
January 31, 2021	$25.25	$25.25	$—
February 28, 2021	25.36	25.36	—
March 31, 2021	25.49	25.49	—
April 30, 2021	25.59	25.59	—
May 31, 2021	25.80	25.80	25.80
June 30, 2021	25.81	25.81	25.81
July 31, 2021	25.80	25.80	25.80
August 31, 2021	25.84	25.84	25.84
September 30, 2021	25.90	25.90	25.90
(1)Class D commenced operations on May 1, 2021, at which time the Company first accepted subscriptions at a NAV per share of $25.59.

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D common shares of beneficial interest. The following table presents distributions that were declared during the nine months ended September 30, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
			$1.5229	$207,543

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
			$1.3638	$51,138

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	0.1510	205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
			$0.9414	$4,120
(1)Represents a special distribution.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through September 30, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.5229	$207,543	$1.3638	$51,138	$0.9414	$4,120
Net realized gains	—	—	—	—	—	—
Total	$1.5229	$207,543	$1.3638	$51,138	$0.9414	$4,120

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
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares.
During the three and nine months ended September 30, 2021, approximately 113,735 and 162,473 shares, respectively, were repurchased.

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
May 28, 2021	5.00%	$25.81	June 30, 2021	$1,233	48,738	0.06%	—
August 31, 2021	5.00%	$25.90	September 30, 2021	$2,887	113,735	0.06%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Class I	Class S	Class D (6)
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income (1)	1.60	1.45	0.89
Net unrealized and realized gain (loss) (2)	0.82	0.81	0.36
Net increase (decrease) in net assets resulting from operations	2.42	2.26	1.25
Distributions from net investment income (3)	(1.52)	(1.36)	(0.94)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.52)	(1.36)	(0.94)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.90	0.90	0.31
Net asset value, end of period	$25.90	$25.90	$25.90
Shares outstanding, end of period	243,870,248	75,409,980	7,766,027
Total return based on NAV (4)	9.91%	9.23%	4.95%
Ratios:
Ratio of net expenses to average net assets (5)	4.20%	5.20%	5.18%
Ratio of net investment income to average net assets (5)	8.20%	7.43%	7.80%
Portfolio turnover rate	24.68%	24.68%	24.68%
Supplemental Data:
Net assets, end of period	$6,316,746	$1,953,286	$201,163
Asset coverage ratio	196.1%	196.1%	196.1%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.21, $0.26 and $0.11 impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions.
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
(5)For the nine months ended September 30, 2021, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the nine months ended September 30, 2021, the ratio of total operating expenses to average net assets was 4.99%, 5.89%, and 5.46% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.79%, 0.69% and 0.26% on Class I, Class S and Class D, respectively, of average net assets.
(6)Class D commenced operations on May 1, 2021.
(7)The per share amount rounds to less than $0.01 per share.

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

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2021, except as discussed below.

October Subscriptions and Dividend Declarations

The Company received approximately $1,108.5 million of net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective October 1, 2021.

On October 25, 2021, the Company’s Board declared distributions of $0.1740 per Class I share, $0.1557 per Class S share, and $0.1686 per Class D share, which is payable on November 26, 2021 to shareholders of record as of October 31, 2021.

November Subscriptions

The Company received approximately $1,520.9 million of net proceeds relating to the issuance of Class I, Class D and Class S shares for subscriptions effective November 1, 2021.

The Company has closed on aggregate subscriptions of approximately $10,907.6 million since the time it commenced operations on January 7, 2021.

Financing Transactions

SPV Financing Facilities
On October 20, 2021, the Company amended the Denali Peak Funding Facility to, among other things, increase the maximum commitment amount to $675 million from $600 million.
On October 22, 2021, the Company amended the Middle Peak Funding Facility to, among other things, increase the maximum commitment amount to $800 million from $500 million.
On October 29, 2021, the Company amended the Summit Peak Funding Facility to, among other things, increase the maximum commitment amount to $2,000 million from $1,000 million.
On October 29, 2021, the Company amended the Bard Peak Funding Facility to, among other things, increase the maximum commitment amount to $1,500 million from $1,000 million.
On November 1, 2021, Siris Peak Funding merged with and into Summit Peak Funding (the “Summit Peak Merger”) pursuant to an Agreement and Plan of Merger, with Summit Peak Funding the surviving entity of the Summit Peak Merger. Upon consummation of the Summit Peak Merger, Summit Peak Funding used the proceeds of borrowings under the Summit Peak Funding Facility to repay in full all outstanding indebtedness under the Siris Peak Funding Facility.
On November 3, 2021, BCRED Monarch Peak Funding LLC, a wholly-owned subsidiary of the Company (“Monarch Peak Funding”), entered into a senior secured revolving credit facility (the “Monarch Peak Funding Facility”) with MUFG Bank, Ltd. (“MUFG”). MUFG serves as administrative agent, The Bank of New York Mellon Trust Company, National Association, serves as collateral agent, collateral custodian and collateral administrator and the Company serves as collateral manager under the Monarch Peak Funding Facility.

Advances used to finance the purchase or origination of broadly syndicated loans under the Monarch Peak Funding Facility initially bear interest at a per annum rate equal to one-month LIBOR, plus the applicable margin of 1.50% per annum. Advances used to finance the purchase or origination of middle market loans under the Monarch Peak Funding Facility initially bear interest at a per annum rate equal to one-month LIBOR plus the applicable margin of 1.65% per annum. Commencing on the later of April 3, 2022 and the date that is five months after the most recent closing date of a permitted collateralized loan obligation transaction, Monarch Peak Funding will pay an unused commitment fee of 0.50% per annum on the daily unused commitments under the Monarch Peak Funding Facility, which fee shall decrease to 0.35% per annum from and after the later of September 3, 2022 and the date that is ten months after the most recent closing date of any such permitted collateralize loan obligation transaction, in addition to certain other fees as agreed between Monarch Peak Funding and MUFG. The unused commitment fee will be payable only when more than 10% of the total commitments under the Monarch Peak Funding Facility are unused, and will terminate when Monarch Peak Funding is no longer permitted to make borrowings under the Monarch Peak Funding Facility.

The initial principal amount of the Monarch Peak Funding Facility is $1,000 million. Proceeds from borrowings under the Monarch Peak Funding Facility may be used to fund portfolio investments by Monarch Peak Funding and to make advances under revolving loans or delayed draw term loans where Monarch Peak Funding is a lender. The period during which Monarch Peak Funding may make borrowings under the Monarch Peak Funding Facility expires on November 3, 2024, and the Monarch Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by November 3, 2026.

Revolving Credit Facility
On November 5, 2021, the Company amended the Revolving Credit Facility to, among other things, increase the maximum commitment amount to $3,000 million from $1,500 million.
Unsecured Bonds
On October 13, 2021, the Company issued $350 million aggregate principal amount of 2.625% Notes due 2026 ("New 2026 Notes Upsize") under the Company's Base Indenture and New 2026 Notes Indenture. The New 2026 Notes Upsize were issued as “Additional Notes” under the New 2026 Notes Indenture and have identical terms to the Company's $900 million New 2026 Notes that were issued on September 15, 2021, other than the issue date and the issue price. The New 2026 Notes Upsize will be treated as a single class of notes with the New 2026 Notes for all purposes under the Indenture.
On November 2, 2021, the Company issued €500 million aggregate principal amount of 1.750% notes due 2026 (the “2026 Eurobonds”) pursuant to a supplemental indenture, dated as of November 2, 2021 (and together with the Base Indenture, the “2026 Eurobonds Indenture”), to the Base Indenture between the Company and the Trustee.
The 2026 Eurobonds will mature on November 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2026 Eurobonds Indenture. The 2026 Eurobonds bear interest at a rate of 1.750% per year payable annually on November 30 of each year, commencing on November 30, 2021. The 2026 Eurobonds are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Eurobonds, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
The 2026 Eurobonds Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2026 Eurobonds Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2026 Eurobonds Indenture, the Company will generally be required to make an offer to purchase the outstanding Notes at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest to the repurchase date.
Debt Securitizations
On November 1, 2021, the Company completed a $603.7 million term debt securitization (the “2021-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-2 Debt Securitization (collectively, the “2021-2 Notes”) were issued by BCRED BSL CLO 2021-2, Ltd. (“BCRED BSL CLO 2 Ltd.”) and BCRED BSL CLO 2021-2, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		September 30, 2021
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$218,000	L+1.22%	Aaa
Class A Notes	Senior Secured Floating Rate	149,500	L+1.22%	Aaa
Class B Notes	Senior Secured Floating Rate	38,100	L+1.75%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	48,000	L+2.05%	A
Class D Notes	Mezzanine Secured Deferrable Floating Rate	52,200	L+3.15%	BBB-
Total Secured Notes		505,800
Subordinated Notes (1)		97,850	None	Not rated
Total 2021-2 Notes		$603,650
(1)The Company retained all of the Subordinated Notes issued in the 2021-2 Debt Securitization which are eliminated in consolidation.

The 2021-2 Notes mature in October 2034, unless redeemed by the Issuers, at the direction of the Company as holder of the Subordinated Notes on any business day after October 20, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers. The Class A-L Loans, Class A Notes, Class B Notes, Class C Notes and Class D Notes are the secured obligations of the Issuers and the Subordinated Notes are the unsecured obligations of BCRED BSL CLO 2 Ltd. The indenture governing the 2021-2 Notes includes customary covenants and events of default.

The 2021-2 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to BCRED BSL CLO 2 Ltd. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Other
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with respect to a newly-formed operating company, Specialty Lending Company LLC (“SLC”). SLC is a specialty finance company focused on consumer credit. Investment decisions and all other material decisions in respect of SLC must be approved by directors designated by the Company and the third-party investor, each of whom have equal voting rights. The wholly-owned subsidiary of the Company and the third-party investor each committed $315 million and $35 million, respectively, to SLC.

Effective October 18, 2021, the board appointed Vikrant Sawhney to the Board.
On November 15, 2021, the Board declared a special distribution for each class of its shares equal to the Company’s estimated undistributed net investment income as of the record date of December 21, 2021. The estimated undistributed net investment income and the precise amount of the special distribution will be determined closer to the record date. The special distribution for each class of shares is payable to shareholders of record as of the record date and will be paid on or about December 22, 2021. This distribution will be paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31,2020 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The nine months ended September 30, 2021 represents the period from January 7, 2021 (commencement of operations) to September 30, 2021.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Once we have invested a substantial amount of proceeds from the offering, under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. companies through (i) first lien senior secured and unitranche loans and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, we will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). We expect that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
Key Components of Our Results of Operations

Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

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
In addition, we generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by us.
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
Portfolio and Investment Activity
For the three months ended September 30, 2021, we acquired $9,100.5 million aggregate principal amount of investments (including $1,215.6 million of unfunded commitments), $8,285.5 million of which was first lien debt, $501.6 million of which was second lien debt, $1.6 million of which was unsecured debt, $198.6 million of which was structured finance investments, and $113.2 million of which was equity.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

As of and for the three months ended September 30, 2021
Investments:
Total investments, beginning of period	$11,247,577
New investments purchased	7,789,702
Net accretion of discount on investments	10,935
Net realized gain (loss) on investments	5,135
Investments sold or repaid	(1,394,407)
Total investments, end of period	$17,658,942
Amount of investments funded at principal:
First lien debt investments	$7,077,977
Second lien debt investments	493,498
Unsecured debt	1,641
Structured finance investments	198,600
Equity investments	113,180
Total	$7,884,896
Proceeds from investments sold or repaid:
First lien debt investments	$(1,312,168)
Second lien debt investments	(51,889)
Unsecured debt	(30,350)
Structured finance investments	—
Equity investments	—
Total	$(1,394,407)
Number of portfolio companies	404
Weighted average yield on debt and income producing investments, at cost(1)(2)	6.47%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	6.44%
Average loan to value (LTV)(3)	45.2%
Percentage of debt investments bearing a floating rate, at fair value	99.0%
Percentage of debt investments bearing a fixed rate, at fair value	1.0%
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
(2)As of September 30, 2021, the weighted average total portfolio yield at cost was 6.41%. The weighted average total portfolio yield at fair value was 6.38%.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.

Our investments consisted of the following (dollar amounts in thousands):

	September 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$15,765,482	$15,822,772	89.20%
Second lien debt	1,508,467	1,528,857	8.62
Unsecured debt	17,039	16,357	0.09
Structured finance investments	197,900	198,108	1.12
Equity investments	170,054	172,290	0.97
Total	$17,658,942	$17,738,384	100.00%
As of September 30, 2021, no loans in the portfolio were on non-accrual status.
Results of Operations
On January 7, 2021, we commenced operations and accepted $814.0 million of subscriptions.
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total investment income	$238,815	$396,328
Net expenses	92,278	132,003
Net investment income	146,537	264,325
Net unrealized appreciation (depreciation)	21,126	89,657
Net realized gain (loss)	4,255	10,273
Net increase (decrease) in net assets resulting from operations	$171,918	$364,255
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest income	$231,869	$380,505
Payment-in-kind interest income	1,213	1,913
Fee income	5,733	13,910
Total investment income	$238,815	$396,328
For the three and nine months ended September 30, 2021, total investment income was $238.8 million and $396.3 million, respectively, driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $17,738.4 million at September 30, 2021 and our weighted average yield on debt and income producing investments, at fair value was 6.44%.
As the impact of COVID-19 persists and there remain uncertainties related to new variants and the acceptance of vaccines, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest expense	$39,759	$60,544
Management fees	22,521	39,521
Income based incentive fee	21,735	35,496
Capital gains incentive fee	3,173	12,491
Distribution and shareholder servicing fees
Class S	3,442	5,598
Class D	97	120
Professional fees	720	2,307
Board of Trustees’ fees	130	409
Administrative service expenses	606	1,225
Organization costs	—	1,090
Amortization of continuous offering costs	1,036	2,645
Other general & administrative	1,399	3,658
Total expenses	94,618	165,104
Expense support	—	(2,199)
Recoupment of expense support	—	2,199
Management fees waived	(1,231)	(18,231)
Incentive fees waived	(1,109)	(14,870)
Net expenses	$92,278	$132,003
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $39.8 million for the three months ended September 30, 2021 was driven by $6,814.9 million of average borrowings (at an average effective interest rate of 2.19%) under our credit facilities, unsecured notes and debt securitizations.
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $60.5 million for the nine months ended September 30, 2021 was driven by $3,512.9 million of average borrowings (at an average effective interest rate of 2.16%) under our credit facilities, unsecured notes and debt securitizations.
Management Fees
For the three and nine months ended September 30, 2021, management fees were $22.5 million and $39.5 million, respectively. The Adviser waived management fees from inception through July 7, 2021, which resulted in waivers of $1.2 million and $18.2 million for the three and nine months ended September 30, 2021, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the three and nine months ended September 30, 2021, income based incentive fees were $21.7 million and $35.5 million, respectively.The Adviser waived income based incentive fees from inception through July 7, 2021, which resulted in waivers of $1.1 million and $14.9 million for the three and nine months ended September 30, 2021, respectively.

Capital Gains Incentive Fees
For the three and nine months ended September 30, 2021, we accrued capital gains incentive fees of $3.2 million and $12.5 million, respectively. For the three and nine months ended September 30, 2021, the accrued incentive fees were attributable to net realized and unrealized gains of $25.4 million and $99.9 million, respectively. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses were $7.4 million for the three months ended September 30, 2021, primarily comprised of $1.0 million of offering costs, $0.7 million of professional fees (including legal, audit and tax), $1.4 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), and $3.5 million of distribution and shareholder servicing fees paid by Class S and Class D investors.
Total other expenses were $17.1 million for the nine months ended September 30, 2021, primarily comprised of $3.7 million of organization and offering costs, $2.3 million of professional fees (including legal, audit and tax), $3.7 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), and $5.7 million of distribution and shareholder servicing fees paid by Class S and Class D investors.
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
For the three and nine months ended September 30, 2021, we incurred no U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net unrealized gain (loss) on investments	$21,126	$89,657
For the three and nine months ended September 30, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity in the period.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net realized gain (loss) on investments	$5,135	$5,912
Net realized gain (loss) on forward purchase obligation	—	3,709
Net realized gain (loss) on derivative	—	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(880)	(1,682)
Net realized gain (loss)	$4,255	$10,273
For the three months ended September 30, 2021, we generated realized gains of $4.3 million, which was primarily comprised of net realized gains on sales of quoted loans. For the nine months ended September 30, 2021, we generated realized gains of $10.3 million, which was primarily comprised of net realized gains on sales of quoted loans, net realized gain on forward purchase obligation and net realized gains on derivative upon settlement of the Syndicated Warehouse.
As the impact of COVID-19 persists, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of common shares, proceeds from net borrowings on our credit facilities and unsecured debt issuances, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to the holders of our shares.

As of September 30, 2021, we had twelve asset based leverage facilities, one revolving credit facility, four unsecured note issuances, short term borrowings related to repurchase obligations and one debt securitization outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2021, we had an aggregate amount of $8,813.4 million of debt securities outstanding and our asset coverage ratio was 196.1%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of September 30, 2021, taken together with our $5,174.7 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of September 30, 2021, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our common shares (including the $1,108.5 million of proceeds from October 1, 2021 subscriptions, which we had significant visibility for as of September 30, 2021) and available borrowing capacity under our credit facilities. Additionally, we held $5,847.1 million of Level 2 debt investments as of September 30, 2021, which could provide additional liquidity if necessary.

Although we were able to close on several new revolving credit facilities and issue debt securities during the nine months ended September 30, 2021, and the financial markets have recovered from 2020 levels, another disruption in the financial markets like that caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of September 30, 2021, we had $392.8 million in cash and cash equivalents. During the nine months ended September 30, 2021, cash used in operating activities was $16,041.5 million, primarily as a result of funding portfolio investments of $18,427.3 million, the acquisition of Twin Peaks for $697.4 million (net of cash assumed), partially offset by proceeds from sale of investments of $2,117.8 million and an increase in payables for investments purchases of $1,336.6 million. Cash provided by financing activities was $16,434.3 million during the period, primarily as a result of new share issuances related $8,277.0 million of subscriptions and net borrowings of $8,326.9 million.
Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	96,021,435	$2,479,115
Share transfers between classes	569,253	14,693
Distributions reinvested	1,899,280	49,034
Share repurchases	(109,860)	(2,845)
Early repurchase deduction	—	44
Net increase (decrease)	98,380,108	$2,540,041
CLASS S
Subscriptions	31,873,180	$823,021
Share transfers between classes	(133,281)	(3,439)
Distributions reinvested	599,258	15,471
Share repurchases	(3,875)	(100)
Early repurchase deduction	—	13
Net increase (decrease)	32,335,282	$834,966
CLASS D
Subscriptions	5,133,862	132,547
Share transfers between classes	(435,972)	(11,254)
Distributions reinvested	46,849	1,210
Share repurchases	—	—
Early repurchase deduction	—	1
Net increase (decrease)	4,744,739	$122,504
Total net increase (decrease)	135,460,129	$3,497,511

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	240,492,026	$6,148,343
Share transfers between classes	675,642	17,438
Distributions reinvested	2,859,118	73,596
Share repurchases	(158,598)	(4,103)
Early repurchase deduction	—	63
Net increase (decrease)	243,868,188	$6,235,337
CLASS S
Subscriptions	74,739,583	$1,916,892
Share transfers between classes	(133,281)	(3,439)
Distributions reinvested	807,553	20,812
Share repurchases	(3,875)	(100)
Early repurchase deduction	—	19
Net increase (decrease)	75,409,980	$1,934,184
CLASS D
Subscriptions	8,259,128	$212,894
Share transfers between classes	(542,361)	(13,999)
Distributions reinvested	49,260	1,272
Share repurchases	—	—
Early repurchase deduction	—	1
Net increase (decrease)	7,766,027	$200,168
Total net increase (decrease)	327,044,195	$8,369,689
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2021 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
			$1.5229	$207,543

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
			$1.3638	$51,138

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	$0.1510	205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
			$0.9414	$4,120
(1)Represents a special distribution.
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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.5229	$207,543	$1.3638	$51,138	$0.9414	$4,120
Net realized gains	—	—	—	—	—	—
Total	$1.5229	$207,543	$1.3638	$51,138	$0.9414	$4,120
Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders across all share classes.
During the three and nine months ended September 30, 2021, approximately 113,735 and 162,473 shares, respectively, were repurchased.
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
May 28, 2021	5.00%	$25.81	June 30, 2021	$1,233	48,738	0.06%	—
August 31, 2021	5.00%	$25.90	September 30, 2021	$2,887	113,735	0.06%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchases requests were satisfied in full.

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,000,000	$845,400	$845,400	$154,600	$154,600
Castle Peak Funding Facility (4)	1,300,000	994,529	994,529	305,471	305,186
Maroon Peak Funding Facility	700,000	692,950	692,950	7,050	—
Summit Peak Funding Facility (5)	1,000,000	897,796	897,796	102,204	102,204
Denali Peak Funding Facility	600,000	200,000	200,000	400,000	334,078
Siris Peak Funding Facility	165,919	165,919	165,919	—	—
Bushnell Peak Funding Facility	425,000	254,800	254,800	170,200	23,174
Granite Peak Funding Facility	250,000	146,900	146,900	103,100	52,231
Middle Peak Funding Facility	500,000	324,250	324,250	175,750	137,415
Bison Peak Funding Facility	1,500,000	330,600	330,600	1,169,400	319,779
Blanca Peak Funding Facility	1,000,000	276,500	276,500	723,500	418,605
Windom Peak Funding Facility	1,000,000	181,500	181,500	818,500	274,044
Revolving Credit Facility (6)	1,500,000	455,057	455,057	1,044,943	1,044,943
2024 Notes (7)	435,000	435,000	431,532	—	—
New 2024 Notes (7)	365,000	365,000	361,508	—	—
2026 Notes (7)	400,000	400,000	396,848	—	—
New 2026 Notes (7)	900,000	900,000	884,819	—	—
2021-1 Debt (8)	663,000	663,000	661,888	—	—
Short-Term Borrowings	284,181	284,181	284,181	—	—
Total	$13,988,100	$8,813,382	$8,786,977	$5,174,718	$3,166,259
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Bard Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Euros (EUR) of 19.5 million.
(4)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(5)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR), and British Pounds (GBP) of 11.3 million, 34.2 million, and 156.9 million, respectively.
(7)The carrying value of the Company's 2024 Notes, New 2024 Notes, 2026 Notes, and New 2026 Notes is presented net of unamortized debt issuance costs of $3.5 million, $3.5 million, $3.2 million, and $15.2 million, respectively, as of September 30, 2021.
(8)The carrying value of the Company’s 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million as of September 30, 2021.

For additional information on our debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings.”

Contractual Obligations
Our contractual obligations consisted of the following as of September 30, 2021 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Bard Peak Funding Facility	$845,400	$—	$—	$845,400	$—
Castle Peak Funding Facility	994,529	—	—	994,529	—
Maroon Peak Funding Facility	692,950	—	692,950	—	—
Summit Peak Funding Facility	897,796	—	—	897,796	—
Denali Peak Funding Facility	200,000	—	—	200,000	—
Siris Peak Funding Facility	165,919	—	165,919	—	—
Bushnell Peak Funding Facility	254,800	—	254,800	—	—
Granite Peak Funding Facility	146,900	—	—	146,900	—
Middle Peak Funding Facility	324,250	—	—	324,250	—
Bison Peak Funding Facility	330,600	—	—	330,600	—
Blanca Peak Funding Facility	276,500	—	—	276,500	—
Windom Peak Funding Facility	181,500	—	—	181,500	—
Revolving Credit Facility	455,057	—	—	455,057	—
2024 Notes	435,000	—	435,000	—	—
New 2024 Notes	365,000	—	365,000	—	—
2026 Notes	400,000	—	—	400,000	—
New 2026 Notes	900,000	—	—	—	900,000
2021-1 Debt	663,000	—	—	—	663,000
Short-Term Borrowings	284,181	284,181	—	—	—
Total Contractual Obligations	$8,813,382	$284,181	$1,913,669	$5,052,532	$1,563,000
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $2,594.5 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including us. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of September 30, 2021, we have approximately $8,852.3 million of investments that are committed but not yet funded.
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
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021, management is not aware of any pending or threatened litigation.

Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among us, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), BCRED Twin Peaks LLC (“Twin Peaks”), Teacher Retirement System of Texas, an investor in Seller, and the Adviser, we acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers (including delayed draw term loans), five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 10. Twin Peaks Acquisition.”
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

Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class I	January 7, 2021	9.91%
Class S (no upfront placement fee)	January 7, 2021	9.23%
Class S (with upfront placement fee)	January 7, 2021	5.39%
Class D (no upfront placement fee)	May 1, 2021	4.95%
Class D (with upfront placement fee)	May 1, 2021	3.38%
(1)YTD return is from January 7, 2021 for Class I and S and May 1, 2021 for Class D. Performance is through September 30, 2021 and assumes distributions are reinvested pursuant to the Company’s dividend reinvestment plan. Amounts are not annualized.

Recent Developments

COVID-19 Update

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date created temporary business disruption issues for certain of our portfolio companies. More recently, robust economic activity in the U.S. has supported a continued recovery, which nevertheless may remain uneven with dispersion across sectors and regions.

Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in, at least, the United Kingdom, South Africa, India and Brazil, and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
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
•In addition, independent valuation firms engaged by the Board prepare quarter-end valuations of such investments except de minimis investments, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
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
When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to authority delegated by the Board, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.

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
As of September 30, 2021, 99.0% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$426,146	$(201,401)	$224,745
Up 200 basis points	249,332	(134,268)	115,064
Up 100 basis points	72,860	(67,134)	5,726
Down 100 basis points	(2,710)	8,736	6,026
Down 200 basis points	(2,710)	8,736	6,026

Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.
President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this prospectus and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.

The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020, and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA.
Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.
Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.

Risk Retention Vehicles. The Company may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations that require eligible risk retainers to purchase and retain specified amounts of the credit risk associated with certain CLOs, which vehicles themselves are invested in CLO securities, warehouse investments and/or senior secured obligations. Risk Retention Vehicles will be structured to satisfy the retention requirements by purchasing and retaining the percentage of CLO notes prescribed under the applicable retention requirements (the “Retention Notes”) and will include Risk Retention Vehicles with respect to CLOs managed by other collateral managers, but will not include Risk Retention Vehicles with respect to CLOs for which the Adviser or its affiliates acts as collateral manager.
Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. retention requirements and/or the European retention requirements may allow for better economics for the Company (including through fee rebate arrangements) by creating stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for a specified period. In the case of European Risk Retention Vehicles, the prescribed holding period is the lifetime of the CLO, and in the case of U.S. Risk Retention Vehicles it is the longer of (x) the period until the CLO has paid down its securities to 33% of their original principal amount, (y) the period until the CLO has sold down its assets to 33% of their original principal amount and (z) two years after the closing of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation, and breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the European retention requirements, in claims being brought against the retaining party.
Consumer Loans. We may invest in, or obtain exposure to, consumer lending, which involves risk elements in addition to normal credit risk. Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is typically performed. The ability to repay shall be determined by, among others, the borrower’s employment history, current financial conditions, and credit background. While these loans typically have higher yields than many other loans, such loans involve risk elements in addition to normal credit risk. Consumer loans may entail greater credit risk than other loans particularly in the case of unsecured consumer loans or consumer loans secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. During periods of deteriorating economic conditions, such as recessions or periods of rising unemployment, delinquencies and losses generally increase, sometimes dramatically, with respect to consumer loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, and/or state consumer protection laws may limit the amount which can be recovered on such loans.
A portion of our portfolio may be invested in the life sciences industry.
Investments in the life sciences industry involve a high degree of risk that can result in substantial losses. For example, investing in these assets involves substantial risks, including, but not limited to, the following: the obsolescence of products; erosion of sales due to generic or biosimilar competition; change in government policies and governmental investigations; potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories; extensive and evolving government regulation; disappointing results from preclinical testing in new indications; indications of safety concerns; insufficient clinical trial data in certain jurisdictions to support the safety or efficacy of the product candidate; difficulty in obtaining all necessary regulatory approvals in each additional proposed jurisdiction; inability to manufacture sufficient quantities of the product for development or commercialization in a timely or cost-effective manner; substantial commercial risk; and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer may result in restrictions or recalls. Many of these companies may operate as a loss, or with substantial variations in operating results for a period of time after product approval. In addition, many of the companies will need substantial additional capital to support additional research and development activities and may face intense competition in the life sciences industry from biopharmaceutical companies with greater financial resources, more extensive research and development capabilities and a larger number of qualified managerial and technical personnel.
Biopharmaceutical product sales may also be lower than expected due to pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, the impact of the COVID-19 global pandemic or other factors and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals or declining sales.

Investing in large private U.S. borrowers may limit our ability to achieve high growth rates during times of economic expansion.
Investing in originated assets made to large private U.S. borrowers may result in our underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, our value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
We may enter into repurchase agreements or reverse repurchase agreements.
Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.
Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also knowns as a “reverse repurchase agreement.” The Company’s use of reverse repurchase agreements involves many of the same risks involved in the Company’s use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that the Company has sold but remains obligated to repurchase. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, the Company may be adversely affected. Also, in entering into reverse repurchase agreements, the Company would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, the Company’s NAV will decline, and, in some cases, the Company may be worse off than if it had not used such instruments.
We may invest through various joint ventures.
From time to time, the Company may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, the Company may, in certain cases, be liable for actions of its joint venture partners. The joint venture’s in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.
The Company has applied for exemptive relief from the SEC to permit the Company to pay the Adviser all or a portion of its fees in shares of Common Shares in lieu of cash, which may not be granted.
The Company has applied for exemptive relief from the SEC that, if granted, will permit the Company to pay the Adviser all or a portion of its management fees and incentive fees in shares of Common Shares in lieu of paying the Adviser an equivalent amount of such fees in cash. There is no assurance that the relief will be granted. Until the relief is granted, the Adviser may use all or a portion of the cash it receives for management and incentive fees to purchase shares of Common Shares, which may dilute third party interests in the Company.

Risks Related to Debt Financing
When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. Furthermore, the Company may add leverage to its portfolio through the issuance of preferred shares. Currently, the Company has no intention to issue preferred shares. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
We use and expect to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions. The Company may also enter into reverse repurchase agreements. Transactions under such agreements constitute leverage. When the Company enters into a reverse repurchase agreement, any fluctuations in the market value of either the securities transferred to another party or the securities in which the proceeds may be invested would affect the market value of the Company’s assets. As a result, the use of such leverage transactions may increase fluctuations in the market value of the Company’s assets compared to what would occur without the use of such transactions. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage. If the Company reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, transacting under such agreement will lower the Company’s yield.
Although leverage has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchases agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of Common Shares may be subordinated to the interests of the Company’s lenders or debt holders.
Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

The Notes present other risks to common shareholders, including the possibility that such notes could discourage an acquisition of us by a third party.
Certain provisions of the 2024 Notes, New 2024 Notes, 2026 Notes, New 2026 Notes, 2021-1 Notes and any other notes issued by us (collectively, the “Notes”) could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes may have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such Notes. These provisions could discourage an acquisition of us by a third party.
Failure to refinance our existing Notes could have a material adverse effect on our results of operations and financial position.
The Notes issued by us will mature at various dates in the future. If we are unable to refinance the Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common shares or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position.
Segregation and asset coverage requirements may limit our investment discretion.
Certain portfolio management techniques, such as engaging in reverse repurchase agreements or firm commitments may be considered senior securities unless appropriate steps are taken to segregate the Company’s assets or otherwise cover its obligations. When employing these techniques, the Company may segregate liquid assets, enter into offsetting transactions or own positions covering its obligations. To the extent the Company covers its commitment under such a portfolio management technique, such instrument will not be considered a senior security for the purposes of the 1940 Act. The Company may cover such transactions using other methods currently or in the future permitted under the 1940 Act, the rules and regulations thereunder, or orders issued by the SEC thereunder. For these purposes, interpretations and guidance provided by the SEC staff may be taken into account when deemed appropriate by the Company. These segregation and coverage requirements could result in the Company maintaining securities positions that it would otherwise liquidate, segregating assets at a time when it might be disadvantageous to do so or otherwise restricting portfolio management. Such segregation and cover requirements will not limit or offset losses on related positions. In connection with the adoption of Rule 18f-4 of the 1940 Act, the SEC eliminated the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, limited derivatives users (as defined in Rule 18f-4), such as the Company, however, would not be subject to the full requirements of Rule 18f-4. The Company will comply with the requirements of the new rule on or before the SEC’s compliance date in 2022.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in this offering or any private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

Special considerations for certain benefit plan investors.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, if any class of the Common Shares were not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, the Company intends to prohibit “benefit plan investors” from acquiring Common Shares that are part of a class of Common Shares which are not considered “publicly-offered securities”. As of the date of this Prospectus, we believe all classes of Common Shares that are currently outstanding are “publicly-offered securities” for purposes of the Plan Asset Regulations.

Transactions denominated in foreign currencies subject us to foreign currency risks.
We hold assets and have made borrowings denominated in foreign currencies including British Pounds Sterling, Euros and Canadian Dollars, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our net asset value and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on July 21, 2021, August 25, 2021 and September 27, 2021 for information about unregistered sales of our equity securities during the quarter.

Share Repurchases

We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

During the three months ended September 30, 2021, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Form 10-Q for issuances of our shares repurchases during the quarter.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibits

4.1
Indenture, dated as of September 15, 2021, by and between the Company and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.2
First Supplemental Indenture, dated as of September 15, 2021, relating to the 1.750% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.3	Form of 1.750% Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.4
Second Supplemental Indenture, dated as of September 15, 2021, relating to the 2.625% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.5	Form of 2.625% Notes due 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.6
Registration Rights Agreement, dated as of September 15, 2021, relating to the 2024 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.7
Registration Rights Agreement, dated as of September 15, 2021, relating to the 2026 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.8
Third Supplemental Indenture, dated as of November 2, 2021, relating to the 1.750% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

4.9	Form of 1.750% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.1
Amendment No 2., dated as of July 15, 2021, to the Credit and Security Agreement, dated as of January 8, 2021, by and between BCRED Castle Peak Funding LLC , a subsidiary of Blackstone Private Credit Fund, with Citibank, N.A., as administrative agent. *

10.2
Amendment No 1., dated as of April 26, 2021, to the Revolving Credit and Security Agreement, dated as of March 15, 2021, by and among BCRED Bard Peak Funding LLC, BNP Paribas as administrative agent, Wells Fargo Bank, National Association as collateral agent and Blackstone Private Credit Fund as servicer and equityholder. *

10.3
Amendment No 2., dated as of July 23, 2021, to the Revolving Credit and Security Agreement, dated as of March 15, 2021, by and among BCRED Bard Peak Funding LLC, BNP Paribas as administrative agent, Wells Fargo Bank, National Association as collateral agent and Blackstone Private Credit Fund as servicer and equityholder. *

10.4
Amendment No 3., dated as of November 2, 2021 (effective October 29, 2021), to the Revolving Credit and Security Agreement, dated as of October 29, 2021, by and among BCRED Bard Peak Funding LLC, BNP Paribas as administrative agent, Wells Fargo Bank, National Association as collateral agent and Blackstone Private Credit Fund as servicer and equityholder. *

10.5
Incremental Assumption Agreement, dated September 7, 2021, relating to the Senior Secured Credit Agreement dated as of May 18, 2021 among the Company, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent. *

10.6
Amendment No. 1 dated as of November 5, 2021 to the Senior Secured Credit Agreement dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent. *

10.7
Amendment No. 3, dated as of October 29, 2021, to the Loan and Servicing Agreement, dated as of March 3, 2021, among BCRED Summit Peak Funding LLC, as borrower, the Company, as servicer and equityholder, Société Générale, as agent, each Lender party hereto, and Wilmington Trust, National Association, as collateral administrator, collateral agent and collateral custodian. *

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

Blackstone Private Credit Fund

November 15, 2021	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

November 15, 2021	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer