Form 10-K
period 2021-12-31
Blackstone Private Credit Fund
filed 2022-03-09
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 814-01358
_______________________________________________________________________
Blackstone Private Credit Fund
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________

Delaware	84-7071531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 31st Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 503-2100
_______________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
As of December 31, 2021, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of March 8, 2022 was 431,197,278, 170,940,292, and 23,570,126 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude March 1, 2022 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (together, with its consolidated subsidiaries, the “Company,” the "Fund", “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
•general economic, logistical and political trends and other external factors, including the impact of the uncertainty of the duration and severity of the current novel coronavirus ("COVID-19") pandemic, related COVID-19 variants and recent supply chain disruptions;
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
•the effect of investments that we expect to make and the competition for those investments;
•our use of financial leverage, including the use of borrowed money to finance a portion of our investments and the effect of the COVID-19 pandemic on the availability of equity and debt capital on favorable terms or at all;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the impact of any future acquisitions and divestitures;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.
Risks Related to Our Business and Structure
•We are a relatively new company and have limited operating history and our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
•Our Board of Trustees (“Board”) may in certain circumstances change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial conditions.
•Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio.
•We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.
•As required by the 1940 Act (as defined below), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•Changes in laws or regulations governing our operations may adversely affect our business, and the impact of financial reform legislation on us is uncertain.
•Although we have commenced a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders, not repurchase such shares or to suspend any share repurchase program.
•Efforts to comply with regulations applicable to a public company will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
•General economic conditions, including those in Europe, could adversely affect the performance of our investments.
•The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and may in the future have a materially adverse impact on our financial condition and results of operations.
•The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.
Risks Related to Our Investments
•We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.

•Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or default on such debt.
•We will be exposed to risks associated with changes in interest rates.
•Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.
•Our portfolio may be concentrated in a limited number of industries, which may subject us to specific risks.
Risks Related to the Adviser and Its Affiliates; Conflicts of Interest
•The Adviser and its affiliates, including our officers and some of our Board of Trustees ("Board"), face conflicts of interest caused by compensation arrangements with us and our affiliates or by obligations to Other Clients, which could result in actions that are not in the best interests of our shareholders.
•We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio and the compensation paid to the Adviser is determined without independent assessment.
•The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Risks Related to Business Development Companies
•The requirement that we invest a sufficient portion of our assets in assets of the type listed in Section 55(a) of the 1940 Act (“Qualifying Assets”) could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and a Registered Investment Company ("RIC") will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.
Risks Related to Debt Financing
•When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•Provisions in a credit facility may limit our investment discretion and we may default under our credit facilities.
•We are subject to risks associated with the unsecured notes and debt securitizations that we have issued and our credit facilities.
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.
Risks Related to an Investment in the Shares
•The value of your investment in us may be reduced in the event our assets under-perform.
•An investment in our shares involves a high degree of risk, our NAV may fluctuate significantly, and our shares will have limited liquidity.

•Shareholders may experience dilution.
Website Disclosure
We use our website (www.bcred.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and webcasts. The contents of our website are not, however, a part of this report.

PART I
Item 1. Business.
Our Company
Blackstone Private Credit Fund is a Delaware statutory trust formed on February 11, 2020. The Company was formed primarily to originate loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisers LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisers LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc., “Blackstone Credit”,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions), the credit-focused business of Blackstone Inc. (“Blackstone”). The Company elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of Blackstone Credit and Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
•employing a defensive investment approach focused on long-term credit performance and principal protection, generally investing in loans with asset coverage ratios and interest coverage ratios that the Adviser believes provide substantial credit protection, and also seeking favorable financial protections, including, where the Adviser believes necessary, one or more financial maintenance covenants;
•focusing on loans and securities of U.S. private companies, and to a lesser extent European and other non-U.S. companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio; and
•utilizing the power and scale of Blackstone and Blackstone Credit platform to offer operational expertise to portfolio companies through the Blackstone Credit Advantage program.
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
Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Once the Company has invested a substantial amount of proceeds from its offering, under normal circumstances the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (generally with total investment sizes less than $300 million, which criteria may change from time to time) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit (generally with total investment sizes less than $100 million, which criteria may change from time to time), as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
Most of our investments will be in U.S. private companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in U.S. private companies), we also expect to invest to some extent in European and other non-

U.S. companies, but we do not expect to invest in emerging markets. We may invest in companies of any size or capitalization. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. From time to time, we may co-invest with other Blackstone Credit funds.
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
To seek to enhance our returns, we use and continue to expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We use and continue to expect to use leverage in the form of borrowings, including loans from certain financial institutions and may also issue debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.
We are currently offering on a continuous basis up to $12.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for common shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.
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
COVID-19 Update

Equity, debt, lending and other financial markets have experienced significant volatility recently related to COVID-19 pandemic (and related variants) and its effects. Although many markets have experienced varying degrees of recovery since the initial outbreak of COVID-19, the future impact of the pandemic on financial markets and the Company and its investments is still uncertain. See “Item 1A. Risk Factors” for additional risks around COVID-19 and its impact on the Company.
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
Blackstone Credit
Blackstone Credit is part of the credit-focused platform of Blackstone, which is the largest alternative asset manager in the world with leading investment businesses across asset classes. Blackstone’s platform provides significant competitive advantages including scale, expertise across industries and capital structures, and deep relationships with companies and financial sponsors.
Blackstone’s four business segments are real estate, private equity, hedge fund solutions and credit and insurance. Through its different investment businesses, as of December 31, 2021, Blackstone had total assets under management of approximately $881 billion. As of December 31, 2021, Blackstone Credit’s asset management operation had aggregate assets under management of approximately $243 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds, and $258 billion with the inclusion of Harvest and BIS. Blackstone Credit, through its affiliates, employed over 433 people headquartered in New York, with offices in London, Dublin, Houston, Baltimore, San Francisco, Toronto, Frankfurt, Madrid, Milan, Paris, Sydney, Hong Kong, Tokyo and Singapore as of January 1, 2022. Blackstone Credit’s 125-person private origination investment team (excluding Dwight Scott, global head of Blackstone Credit), together with a 24-person U.S. Direct Lending Portfolio Management team, are involved with investment activities and portfolio management activities, respectively, for the Company. Blackstone Credit (collectively, the "Investment Team") believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.
Attractive Opportunities in Senior Secured Loans
We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e. senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be collateralized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e. most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration.
Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies, which includes middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit. As of December 31, 2021, private equity funds with strategies focused on leveraged buyouts in North America had approximately $530.4 billion of “dry powder” (i.e., uncalled capital commitments), which should similarly drive demand for private capital providers like Blackstone Credit.1 This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit benefits from increasing flow of larger scale deals that have become increasingly available to direct lending universe over traditional banks and other financing institutions.

Attractive Market Segment. We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that private companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to public companies.
Limited Investment Competition. Despite the size of the overall corporate credit market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 8.1% as of December 31, 2021. In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of supply in financing to private companies. As of July 2020, there were approximately 4,375 banks in the U.S., which was only one-third of the number of banks in 1984, according to Federal Reserve Economic Data.
We also believe that lending and originating new loans to private companies generally requires a greater dedication of the lender’s time and resources compared to lending to public companies, due in part to the size of each investment and the often fragmented nature of information available from these companies. Further, we believe that many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in private companies, and thus attractive investment opportunities are often overlooked.
Growing Opportunities in Europe. We believe the market for European direct lending provides attractive opportunities. In recent years, we have continued to see a growing number of corporate carve-outs and divestitures driven by pressure on European public companies from activists, streamlining of operations, and sustained pressure from European competition authorities. This creates a source of deal flow that we believe Blackstone Credit is uniquely placed to execute. We further believe that the strong fundraising environment globally for private equity over the past few years will also continue to
1 Source: Preqin, December 2021. Represents dry powder (i.e. uncalled capital commitments) for private equity buyouts in North America.

drive deal flow for European originated transactions. We anticipate that many of our opportunities to provide originated loans or other financing will be in connection with leveraged buy-outs by private equity firms. Private equity dry powder (uncalled capital commitments) currently stands at over $1 trillion, which means that these private equity firms have a large amount of capital available to conduct transactions, which we believe will create debt financing opportunities for us. Although we believe the alternative credit market in Europe is still somewhat less developed compared to its U.S. counterpart, acceptance of private capital in Europe has grown substantially in recent years. Across the U.S. and Europe, we believe Blackstone Credit has the ability to take advantage of a dislocation in capital markets as a result of volatility by providing financing solutions, including anchoring loan syndications, originating loans where traditional banks are unwilling or unable to do so, or buying investments in the secondary market, all of which we may be able to do on more attractive terms in times of market disruption than would otherwise be available. This deployment of capital through a market dislocation strategy remains firmly within Blackstone Credit’s investment philosophy—focusing on performing companies where Blackstone Credit has enhanced access and a due diligence advantage.
Blackstone Credit Strengths
Blackstone Credit is one of the largest private credit investment platforms globally and a key player in the direct lending space. Blackstone Credit has experience scaling funds across its platform that invest throughout all parts of the capital structure. Blackstone Credit strives to focus on transactions where it can differentiate itself from other providers of capital, targeting larger transactions and those where Blackstone Credit can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit has the scale and platform to effectively manage a U.S. private credit investment strategy, offering investors the following potential strengths:
Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit’s approximately $243 billion platform, as of December 31, 2021, and affiliation with Blackstone are distinct strengths when sourcing proprietary investment opportunities and provide Blackstone Credit with a differentiated capability to invest in large, complex opportunities. Blackstone Credit is invested in over 2,050 corporate issuers across its portfolios globally and has focused primarily on the non-investment grade corporate credit market since its inception in 2005.2 Blackstone Credit expects that in the current environment, in which committed capital from banks remains scarce (as tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 8.1% as of December 31, 2021), the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit to command more favorable terms for its investments. Blackstone Credit seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit’s origination channel, we seek to leverage the global presence of Blackstone Credit to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.
Established Origination Platform with Strong Credit Expertise. As of January 1, 2022, Blackstone Credit had 433 employees globally, including 209 investment professionals. Blackstone Credit’s 125-person private origination investment team (excluding Dwight Scott, global head of Blackstone Credit), together with a 24-person U.S. Direct Lending Portfolio Management team, are involved with investment activities and portfolio management activities, respectively, for BCRED. Blackstone Credit’s senior managing directors on the investment team have on average ~23 years of industry experience. Since inception, Blackstone Credit has originated $115 billion in private credit transactions and during 2021 Blackstone Credit originated approximately $54 billion in private credit transactions.3 We believe that Blackstone Credit’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities. With Blackstone's scale and experienced platform, and the Company’s high-quality portfolio and
2 As of December 31, 2021. Issuers across portfolios include all corporate issues covered by both the Liquid Credit Strategies and Private Credit research teams across Private Credit Funds and Liquid Credit Funds, including, but not limited to, broadly syndicated assets, middle market assets, high yield bonds, investment grade assets, and mezzanine transactions.
3 As of December 31, 2021. Includes Blackstone Credit funds that are primarily invested in privately originated investments, including Blackstone Capital Opportunities Funds, Blackstone Capital Solutions Funds, Blackstone European and U.S. Direct Lending Funds, Blackstone Energy Select Opportunities Fund, and Blackstone Credit Alpha Funds.

floating-rate focus, we think BCRED is enviably well-positioned to help investors adapt to today’s challenging inflationary and interest-rate environment.
Blackstone Credit believes that having one team responsible for alternatives private origination allows us to leverage the strengths and experiences of investment professionals to deliver the leading financing solutions to our companies. The team has operated through multiple industry cycles, with deep credit expertise, providing them valuable experience and a long-term view of the market. The team is also focused on making investments in what are characterized as “good neighborhoods”, which are industries experiencing favorable tailwinds, such as life sciences, software & technology, and renewable energy. In addition, the team is able to leverage the expertise of other parts of Blackstone’s business that specialize in these fields.

Additionally, over the last several years, Blackstone Credit has also expanded its U.S. origination and sponsor coverage footprint with regional offices opened in select markets. Blackstone Credit has investment professionals across the U.S. and Europe and has developed a reputation for being a valued partner, with the ability to provide speed, creativity, and assurance of transaction execution. We believe that establishing this regional presence in the U.S. may help us more effectively source investment opportunities from private equity buyout sponsors as well as direction from companies, while potentially strengthening the Blackstone Credit brand.
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit Advantage Program. Blackstone Credit has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and believes our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit has access to the significant resources of the Blackstone platform, including the Blackstone Advantage Program (“Blackstone Advantage”), which refers to the active management of the Blackstone portfolio company network, including cross-selling efforts across all of Blackstone, and aims to ensure practice sharing, operational, and commercial synergies among portfolio companies, effective deployment of Blackstone resources, and communication of the program with businesses and partners, and the Blackstone Credit Advantage Program (“Blackstone Credit Advantage”), which is a global platform that provides access to a range of cost saving, revenue generating and best practice sharing opportunities. Specifically, Blackstone Credit Advantage provides (i) partnership and best practices for portfolio companies by offering invaluable access to industry and function experts both within the Blackstone organization (including the Blackstone Portfolio Operations team) and the network among portfolio companies; (ii) cross selling opportunities across Blackstone and Blackstone Credit portfolio companies; (iii) industry knowledge via leadership summits and roundtables; and (iv) quarterly reports sharing meaningful insights from CEOs on business and economic trends. Finally, one of the most important benefits of the program is Blackstone’s GPO, which is a collective purchasing platform that leverages the scale and buying power of the $5 billion of average annual spending of Blackstone’s portfolio companies with strategic partners and vendors measured over the past 10 years. Blackstone and Blackstone Credit portfolio companies have generated significant cost savings through their use of the GPO, up to 40%, often from existing suppliers, on maintenance, repair, operations, back office, information technology, hardware, software, telecommunications, business insurance and human resources, among others. The benefits of working with Blackstone’s GPO can include improved pricing and terms, differentiated service, and ongoing service that drops straight to the bottom line. As of December 31, 2021, Blackstone Advantage has grown revenue by over $300 million for Blackstone portfolio companies and Blackstone Credit Advantage has reduced annual costs by $183 million. The dedicated Blackstone Credit operational program provides support to portfolio companies and has created over $2.04 billion in value. Blackstone Advantage has 71 internal Blackstone resources available to our portfolio companies as of December 31, 2021.
Flexible Investment Approach. Blackstone Credit believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction.  Blackstone Credit’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive.  Over time, Blackstone Credit has demonstrated the ability to negotiate more favorable terms for its investments by providing creative structures that add value for an issuer.  Blackstone Credit will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
Long-Term Investment Horizon. Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we will not be required to return capital to our shareholders once we exit a portfolio investment. We believe that freedom
4 Value creation represents $183 million of annual savings as of December 31, 2021, representing estimated savings utilizing the Blackstone Credit Advantage program at the time cost is benchmarked with portfolio companies. Savings improved portfolio company EBITDA and created value assuming a 11x average EBITDA multiple.

from such capital return requirements, which allows us to invest using a long-term focus, provides us with an attractive opportunity to increase total returns on invested capital.
Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies, which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, Blackstone Credit’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the U.S. direct lending investment strategy. Blackstone Credit generally targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.
Strong Investment Track Record. Blackstone Credit’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit. Since 2005 through December 31, 2021, Blackstone Credit has provided approximately $115 billion in capital in privately-originated transactions. Blackstone Credit has approximately $185 billion of investor capital currently deployed.5
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other non-traded BDCs, with low management fees, expenses, and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other non-traded BDCs.
Scale. Scale allows for more resources to source, diligence and monitor investments, and enables us to move up market where there is often less competition.
The Board of Trustees
Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of six members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.
Investment Selection
When identifying prospective investment opportunities, the Adviser currently intends to rely on fundamental credit analysis in order to minimize the loss of the Company’s capital. The Adviser expects to invest in companies generally possessing the following attributes, which it believes will help achieve our investment objectives:
Leading, Defensible Market Positions. The Adviser intends to invest in companies that it believes have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Adviser will seek companies that it believes possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
Proven Management Teams. The Adviser focuses on investments in which the target company has an experienced and high-quality management team with an established track record of success. The Adviser typically requires companies to have in place proper incentives to align management’s goals with the Company’s goals.
5 As of December 31, 2021. Investor capital currently deployed consists of fee earning AUM of $109 billion for Liquid Credit Strategies, $60 billion for Private Credit and other liquid funds (inclusive of leverage), and $16 billion for Structured Products.

Private Equity Sponsorship. Often the Adviser seeks to participate in transactions sponsored by what it believes to be high-quality private equity firms. The Adviser believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, private equity sponsors of companies with significant investments at risk generally have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise, which could provide additional protections for our investments.
Diversification. The Adviser seeks to invest broadly among companies and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to eight years, we expect the majority to be redeemed or sold prior to maturity.  These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment.  We believe the ability to utilize the entire resources of Blackstone Credit, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investment Process Overview
Our investment activities are managed by our Adviser. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.
Sourcing and Origination
In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities primarily through direct origination channels, and also through syndicate and club deals. With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. We believe that Blackstone Credit’s strong reputation and longstanding relationships with its broad network will help drive substantial proprietary deal flow and provide a significant pipeline of investment opportunities for us.
Evaluation
Initial Review.  The Investment Team examines information furnished by the target company and external sources, including banks, advisors and rating agencies, if applicable, to determine whether the investment meets our basic investment criteria within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. In the case of directly originated transactions, Blackstone Credit conducts detailed due diligence investigations. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated Blackstone Credit research analyst, the results of which are available for the transaction team to review.
Credit Analysis/Due Diligence. Before undertaking an investment, the Investment Team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy for originated investments, which may include:

•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•a detailed analysis of industry and customer dynamics, competitive position, regulatory, tax, legal and environmental, social and governance matters;
•on-site visits and customer and supplier reference calls, if deemed necessary;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•a review of management’s experience and track record.
Third parties are often involved in the Adviser’s due diligence process, whether they are hired by the Adviser or by the lead sponsor in a transaction. Utilizing consultants to help evaluate a business and test an investment thesis is typically very beneficial. When possible, the Adviser seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.
The foregoing initial assessment is then followed by extensive credit analysis, including asset valuation, financial analysis, cash flow analysis and scenario analysis, legal and accounting review, and comparable credit and equity analyses. A thorough assessment of structure and leverage of a transaction and how the particular investment fits into the overall investment strategy of the portfolio is conducted. Blackstone Credit’s typical diligence process for an originated investment opportunity spans two to six months, from the initial screen through final approval and funding.  Depending on the deal, each investment team typically consists of three to four investment professionals, consisting of a portfolio manager, managing director, principal or vice president and associate and/or analyst.
Blackstone Credit’s due diligence emphasizes the following key criteria to facilitate decisions by the Investment Committee (described below) on an investment:
•Valuation: What is the intrinsic value of the business? How has the business historically generated returns on capital? Will these returns continue in the future? What growth opportunities does the business have, if any? And, most importantly, is the investment being purchased at a deep discount to long-term intrinsic value?
•Return Hurdles: Is the investment expected to generate a rate of return that meets the Company's objectives?
•Risk of Principal Loss & Risk/Reward: What is the expected recovery in a severe downside case? Does the expected upside appropriately compensate for risk of loss?
•Company Analysis: Does the business have a reason to exist? Does it provide needed products and services? Does it have strong business characteristics such as high relative market share and a defensible niche?
•Industry Analysis: What is the expected time and depth of cyclical downturn? Is the distress related to cyclical or secular issues? Is there a favorable industry structure with respect to customers, suppliers and regulation?
•Due Diligence: Do we have sufficient information to make an informed investment decision?
•Catalyst: What steps are required to complete a reorganization, eliminate financial distress, gain control and implement improved business strategies?
•Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?
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
Once in-depth diligence has begun, the investment team presents updates at the weekly Investment Committee meetings. The senior team reviews all activity for the prior week, with a focus on detailed updates of ongoing situations and in-depth review of all new investment opportunities. The type of diligence materials reviewed at these meetings for each company may include, but are not limited to:
•Detailed historical financial performance
•Financial models with detailed revenue drivers
◦This includes the construction of a base case, a downside case and specifically tailored cases.  This process includes probability-weighted analysis and a range of outcomes analysis.
•Quarterly liquidity analyses
•Industry analysis incorporating internal and external work from research analysts and industry consultants
•Competitive position and market share analysis
•Customer analysis, including revenue, profitability and concentration risk
•Pricing and volume analyses
•Detailed fixed vs. variable cost analysis, and line item analysis of cost of goods sold as well as selling, general and administrative expenses
•Public and private credit and equity comparable analysis
•Accounting quality of earnings analysis
•Legal due diligence
The ultimate results and findings of the investment analysis are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee for final investment review and approval.  Each investment requires the consent of the Investment Committee, which may emphasize the following key criteria (among others) in making a decision:
•Company Analysis:  Does the company meet the investment criteria defined by the “Blackstone Credit Scorecard”?:
◦Leading market share position
◦Sustainable barriers to entry that drive pricing power
◦High-quality management team
◦Stable financials: strong free cash flow generation, high earnings before interest and tax margins
◦Conservative capital structure with underlying equity value
◦Liquidity to withstand market cycles
•Industry Analysis: Is there a favorable industry structure with respect to customers, suppliers and regulation?
•Due Diligence: Have we fully diligenced each of the investment criteria specified by the Blackstone Credit Scorecard? Have we completely vetted each of the risk factors identified throughout the diligence and Investment Committee process?
•Valuation:  What is the intrinsic value of the business?  How has the business historically generated returns on capital?  Will these returns continue in the future?  What growth opportunities does the business have, if any?  Is there substantial equity value to support the capital structure?

•Risk of Principal Loss & Risk/Reward:  What is the expected recovery in a severe downside case?  Does the expected upside appropriately compensate for risk of loss?
•Return Hurdles:  Is the investment expected to generate a rate of return that meets the Company’s objectives?
•Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?
The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Dwight Scott, Brad Marshall, Steve Kuppenheimer, Rob Zable, Michael Zawadzki, Dan Smith, Rob Horn, Rob Petrini, Louis Salvatore and Paulo Eapen. Others who participate in the Investment Committee process include the members of the Investment Team responsible for sourcing, analyzing and conducting due diligence on the investment and other senior members of Blackstone Credit. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to a sub-committee of the full Investment Committee. For broadly syndicated loan investments made by the Company alongside funds within Blackstone Credit’s Liquid Credit Strategies, the portfolio managers of the Company may conduct a joint investment committee with the Liquid Credit Strategies business that follows the investment committee process for the Liquid Credit Strategies business in lieu of the Investment Committee process described above. There are no representatives from other business groups of Blackstone involved in the Company’s Investment Committee process.
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
Typically, Blackstone Credit will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. Blackstone Credit will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
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

Default/Workout. An important element of Blackstone Credit’s strategy for originated investments is to attempt to structure investments in a manner such that Blackstone Credit will control negotiations should an issuer violate covenants or need to restructure its balance sheet. Blackstone Credit believes that this is typically achieved by ensuring that an investment is at or above the “fulcrum” security, if a restructuring were to occur. A fulcrum security is the security in a company’s capital structure that, if the company were to be liquidated, would be partially repaid. Generally, securities more senior than the fulcrum security would typically be fully repaid in such a liquidation and securities more junior than the fulcrum security would typically receive no recovery in a liquidation. If an investment should default, Blackstone Credit believes it has ample resources necessary to take a company through a restructuring, as many of its investment professionals have restructuring backgrounds.
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
The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment.  We believe the Adviser’s ability to utilize the entire resources of Blackstone Credit, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investments
As of December 31, 2021, the fair value of our investments was approximately $30,795.7 million in 454 portfolio companies.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$28,076,107	$28,143,451	91.39%
Second lien debt	1,799,656	1,813,872	5.89
Unsecured debt	6,061	5,842	0.02
Structured finance investments	287,275	286,610	0.93
Equity investments (1)	528,924	545,918	1.77
Total	$30,698,023	$30,795,693	100.00%

(1)Includes equity investment in Specialty Lending Company LLC (“SLC”). See Item 8. - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 3 “Fees, Expenses, Agreements and Related Party Transactions for more information regarding SLC.

The industry composition of our investments at fair value is as follows:

December 31, 2021
Aerospace & Defense	1.14%
Air Freight & Logistics	2.94
Airlines	0.10
Auto Components	0.28
Beverages	0.10
Building Products	2.89
Capital Markets	0.52
Chemicals	0.63
Commercial Services & Supplies	5.50
Construction Materials	0.08
Construction & Engineering	1.08
Containers & Packaging	0.78
Distributors	0.99
Diversified Consumer Services	4.36
Diversified Financial Services (1)	3.33
Diversified Telecommunication Services	0.65
Electrical Equipment	2.45
Electronic Equipment, Instruments & Components	0.32
Electric Utilities	0.16
Energy Equipment & Services	0.14
Entertainment	0.09
Food Products	0.12
Health Care Equipment & Supplies	1.77
Health Care Providers & Services	11.34
Health Care Technology	1.58
Hotels, Restaurants & Leisure	0.54
Household Durables	0.30
Industrial Conglomerates	0.54
Insurance	4.40
Interactive Media & Services	0.24
Internet & Direct Marketing Retail	2.52
IT Services	5.74
Leisure Products	0.35

Life Sciences Tools & Services	0.93
Machinery	0.34
Marine	0.72
Media	0.35
Metals & Mining	0.16
Oil, Gas & Consumable Fuels	0.18
Paper & Forest Products	0.37
Pharmaceuticals	0.25
Professional Services	14.27
Real Estate Management & Development	0.76
Road & Rail	0.25
Software	18.61
Specialty Retail	0.46
Technology Hardware, Storage & Peripherals	0.20
Textiles, Apparel & Luxury Goods	0.11
Trading Companies & Distributors	0.88
Transportation Infrastructure	3.10
Wireless Telecommunication Services	0.09
Total	100.00%

(1)Includes equity investment in Specialty Lending Company LLC (“SLC”).

The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$28,955,027	$29,050,466	94.32%	226.00%
Europe	1,190,619	1,190,884	3.87	9.26
Canada	267,830	270,342	0.88	2.10
Cayman Islands	279,365	278,788	0.91	2.17
Australia	5,182	5,213	0.02	0.04
Total	$30,698,023	$30,795,693	100.00%	239.57%
See the Consolidated Schedule of Investments as of December 31, 2021,  in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
As of December 31, 2021, we had outstanding commitments to fund delayed draw term loans totaling $4,870.5 million.
Warehousing Transactions
We previously entered into two warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from unaffiliated parties.
Facility Agreement
On November 2, 2020, we entered into the Facility Agreement (as defined in Note 7), which was subsequently amended and restated on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if we received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to private companies consistent with our investment strategy. Pursuant to the Facility Agreement, we may request that the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. We may elect to purchase, and in certain events the Company will be required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to us, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as we have satisfied the Capital Condition, it will have no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waives the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”)), we have agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price we would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. `
Effective January 7, 2021, the Company had a contractual obligation to acquire all assets under the Facility Agreement through a forward purchase agreement on or before June 30, 2021. The mark-to-market gain/loss of all investments held by the Financing Provider, in addition to other economic rights and obligations held by the Company, are recognized in the Company’s consolidated financial statements. These gains (losses) are realized at the time the Company settles on the purchases of each underlying asset from the Financing Provider.

For the year ended December 31, 2021, the Company acquired $610.6 million of investments from the Financing Provider, resulting in net realized gains of $3.7 million.
Following the acquisition of all the assets held by the Financing Provider, the Facility Agreement was terminated on June 22, 2021.
Syndicated Warehouse
On November 3, 2020, we entered into an arrangement for the syndicated warehouse (a "Syndicated Warehouse") with Sente Master Fund, L.P. and Vibrant Ambar Fund, Ltd. (together, the “Sellers”). Under the Syndicated Warehouse, if we have raised at least $200 million of equity capital by April 15, 2021, then we or our designee must arrange one or more transactions sufficient to repay all outstanding amounts under a warehouse credit facility with commitments of up to $255 million of Maple Park CLO, Ltd. (“Maple Park”), an entity expected to hold primarily broadly syndicated loans with a target portfolio size of $300 million that is managed by our affiliate, and to redeem in full the subordinated notes (the “Subordinated Notes”) issued by Maple Park. Neither the Adviser nor any of its affiliates will receive any compensation from the Company in connection with managing Maple Park. Under the Syndicated Warehouse, this transaction may be structured to include a purchase by us or our designee of the Subordinated Notes, if any, held by the unaffiliated Sellers.
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
Blackstone Credit will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in the prospectus, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements. In addition, we expect to offer certain opportunities appropriate for the Company's subsidiaries not wholly owned by the Company, which will result in the Company having less exposure to such assets than it otherwise would have.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which in certain circumstances likely limit the Company’s ability to make investments or enter into other transactions alongside other clients.
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established Board Criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Blackstone Credit BDCs, and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria and is otherwise consistent within the Company's then current investment objectives and strategies, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate. The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Blackstone Credit BDCs (including Blackstone Secured Lending Fund) and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class. We generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.
Competition
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in U.S. private companies. As a result of these new entrants, competition for investment opportunities in U.S. private companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in U.S. private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
Non-Exchange Traded, Perpetual-Life BDC
The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).
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
We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over LIBOR or another applicable benchmark (e.g., SOFR). We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
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
Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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
Investment Advisory Agreement
The Adviser will provide management services to us pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objectives, policies and restrictions;
•identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•negotiating, obtaining and managing financing facilities and other forms of leverage; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.
We will pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). For the first calendar month in which we had operations, net assets were measured as the beginning net assets as of the date on which the Company broke escrow on January 7, 2021 (the "Escrow Break Date"). Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. In addition, the Adviser has agreed to waive its management fee for the first six months following the date on which we break escrow for our offering. The longer an investor holds our common shares during this period, the longer such investor will receive the benefit of this management fee waiver period.
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
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

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
The Adviser agreed to waive the incentive fee based on income for the first six months following the Escrow Break Date. The longer an investor held our Common Shares during this period, the longer such investor will have received the benefit of this income based incentive fee waiver period.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement
Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator intends to hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation from the Administrator for its sub-administrative services under a sub-administration agreement.
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
Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent Trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser or Administrator, as applicable, an affiliate of the Adviser or Administrator or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.
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
Purchase Price
During the escrow period, the per share purchase price for the class of share being purchased was $25.00. After the close of the escrow period, shares were sold at the then-current NAV per share. Each class of shares may have a different NAV per share because shareholder servicing and/or distribution fees differ with respect to each class.
Distributions
We have declared distributions each month beginning in January 2021 through the date of this report and expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
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
The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Class I shares).
There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings or return of capital will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.
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
The shareholder servicing and/or distribution fees will be paid monthly in arrears. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under FINRA rules. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
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
Distribution Reinvestment Plan
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
Share Repurchase Program
At the discretion of our Board of Trustees, we have implemented a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. This Early Repurchase Deduction will also generally apply to minimum account repurchases, as discussed in the prospectus. Shareholders who are exchanging a class of our shares for an equivalent aggregate

NAV of another class of our shares will not be subject to, and will not be treated as repurchases for the calculation of, the 5% quarterly calculation on repurchases and will not be subject to the Early Repurchase Deduction.
Valuation Procedures
We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with U.S. GAAP and the 1940 Act. We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
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
•The Adviser's Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
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
Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing the Company’s investment in a particular company.
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
Item 1A. Risk Factors.
Investing in our shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or traders markets similar to ours. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
A.Risks Related to Our Business and Structure
We are a relatively new company and have limited operating history.
The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record and history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a non-traded business development company. While we believe that the past professional experiences of the Adviser's Investment Team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report.
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

Price declines in the U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
Conditions in the U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.
Our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Blackstone Credit were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit and its senior management team. The departure of any members of Blackstone Credit’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser, upon 60 days’ written notice or by the Adviser upon 120 days' written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in U.S. private companies. As a result of these new entrants, competition for investment opportunities in U.S. private companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in U.S. private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.
As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments, without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
Although we have commenced a share repurchase program, we have discretion to not repurchase shares, to suspend the program.
Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. Shareholders may not be able to sell their shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
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
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.

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
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this report and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.
The impact of financial reform legislation on us is uncertain.
In light of past market conditions in the U.S. and global financial markets, the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” which instituted a wide range of reforms that have impacted all financial institutions to varying degrees. Because these requirements are relatively new and evolving, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our shareholders.
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
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments. In addition, the outbreak of the novel coronavirus and related respiratory disease (“COVID-19”) in many countries, along with more recent COVID-19 variants, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions.
Certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargos imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. In particular, on February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date hereof, the countries remain in active armed conflict. Around the same time, the U.S., the U.K., the E.U., and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus, as well as a number of Russian Oligarchs. The U.S. or other countries could also institute broader sanctions on Russia and others supporting Russia’s economy or military efforts. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore are expected to result in adverse consequences to the Russian economy and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, present material uncertainty and risk with respect to the Company and its portfolio companies and operations, and the ability of the Company to achieve its investment objectives. Similar risks will exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas. Sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loan investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
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
We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and may in the future have a material adverse impact on our financial condition and results of operations.
During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. On March 11, 2020 the World Health Organization designated COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, closing financial markets and/or restricting trading, and limiting hours of operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, including industries in which our portfolio companies operate. The outbreak of COVID-19 could have a continued adverse impact on economic and market conditions and, at times, has triggered a period of global economic slowdown.
The outbreak of COVID-19 and related effects, which continue to be unpredictable, could have a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. Negative impacts to our business as a result of the pandemic could exacerbate other risks described herein, including:
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
• deterioration in credit and financing market conditions, which may adversely impact our ability to access financing for our investments on favorable terms or at all;
• operational impacts on our Adviser, Administrator and our other third-party advisors, service providers, vendors and counterparties, including independent valuation firms or sub-administrator, our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, derivative counterparties, and legal and diligence professionals that we rely on for acquiring our investments;
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
• limitations on our ability to raise new capital;
• significant changes to the valuations of pending investments; and
• limitations on our ability to make distributions to our shareholders due to material adverse impacts on our cash flows from operations or liquidity.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability and use of effective vaccines, mutations and variants of COVID-19 and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19, which has been designated as a pandemic by world health authorities. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company's investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.
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
The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.
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
Transactions denominated in foreign currencies subject us to foreign currency risks.
We may hold assets and have made borrowings denominated in foreign currencies, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our net asset value and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs. See “We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.”
Inflation and Supply Chain Risk.
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand as economies continue to reopen and other factors, inflation has accelerated in the U.S. and globally. We believe inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures and supply chain issues could affect our portfolio companies profit margins.
B.Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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
LIBOR Risk. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our CLO transactions.
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
The expected discontinuation of LIBOR could have a significant impact on our business. There could be significant operational challenges for the transition away from LIBOR including, but not limited to, amending loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, the cessation of LIBOR could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that may be included in our assets and liabilities;
•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;

•Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
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
Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
•Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

•Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
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
Risk Retention Vehicles. The Fund may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations that require eligible risk retainers to purchase and retain specified amounts of the credit risk associated with certain CLOs, which vehicles themselves are invested in CLO securities, warehouse investments and/or senior secured obligations. Risk Retention Vehicles will be structured to satisfy the retention requirements by purchasing and retaining the percentage of CLO notes prescribed under the applicable retention requirements (the “Retention Notes”) and will include Risk Retention Vehicles with respect to CLOs managed by other collateral managers, but will not include Risk Retention Vehicles with respect to CLOs for which the Adviser or its affiliates acts as collateral manager.
Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. retention requirements and/or the European retention requirements may allow for better economics for the Fund (including through fee rebate arrangements) by creating stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for a specified period. In the case of European Risk Retention Vehicles, the prescribed holding period is the lifetime of the CLO, and in the case of U.S. Risk Retention Vehicles it is the longer of (x) the period until the CLO has paid down its securities to 33% of their original principal amount, (y) the period until the CLO has sold down its assets to 33% of their original principal amount and (z) two years after the closing of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation, and breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the European retention requirements, in claims being brought against the retaining party.
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
If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

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
Economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.
Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Certain of our portfolio companies may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.
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

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. As of December 31, 2021, we had significant investments in issuers in the health care, professional services and software industries.
If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
Our investments in the healthcare sector face considerable uncertainties.
Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.
Investing in large private U.S. borrowers may limit the Fund’s ability to achieve high growth rates during times of economic expansion.
Investing in originated assets made to large private U.S. borrowers may result in the Fund underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, the Fund’s value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
Investing in private companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
These risks include that:
•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
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
We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information will not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
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
To the extent that we invest in original issue discount or payment-in-kind (“PIK”) instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
We may use a wide range of investment techniques that could expose us to a diverse range of risks.
The Adviser may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Adviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.
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
Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.

Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional portfolio investments. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remains obligated to repurchase. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our NAV will decline, and, in some cases, we may be worse off than if we had not used such instruments.
We may enter into securities lending agreements.
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
Certain categories of credit default swaps are subject to mandatory clearing, and more categories may be subject to mandatory clearing in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared over-the-counter derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations (including, but not limited to, financial obligations and legal obligations to segregate margins collected by the clearing house) to the Company. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives may be further complicated by recently enacted U.S. financial reform legislation. See “Risk Factors— Risks Related to Debt Financing.”
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
Technological innovations and industry disruptions may negatively impact us.
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

We may invest through various joint ventures.
From time to time, the we may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint venture’s in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

We are subject to risks associated with investing alongside other third parties.

We may invest in joint ventures alongside third parties through joint ventures, partnerships or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
Syndication of Co-Investments.
From time to time, we may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that we will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by us with respect to any such syndication will not be substantial. In the event that we are not successful in syndicating any such co-investment, in whole or in part, we may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make us more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce our overall investment returns.
C.Risks Related to the Adviser and Its Affiliates; Conflicts of Interest
The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first business day of the month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Certain Relationships and Related Party Transactions.”

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
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to Other Clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
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
Affiliates of the Adviser have purchased and the Adviser and its affiliates in the future expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.
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
The Investment Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.
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
We do not own the Blackstone name, but we are permitted to use it as part of our corporate name pursuant to the Investment Advisory Agreement. Use of the name by other parties or the termination of the Investment Advisory Agreement may harm our business.
D.Risks Related to Business Development Companies
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
The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
E.Risks Related to Debt Financing
When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. Furthermore, the Company may add leverage to its portfolio through the issuance of preferred shares. Currently, the Fund has no intention to issue preferred shares. The use of leverage involves increased risk, including increased variability of the Fund’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
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
Although leverage has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of Common Shares may be subordinated to the interests of the Company’s lenders or debtholders.
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

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (1)	(28.67)%	(16.09)%	(3.50)%	9.08%	21.67%

(1)Based on (i) $32.4 billion in total assets as of December 31, 2021, (ii) $18.3 billion in outstanding indebtedness at par, as of December 31, 2021, (iii) $12.9 billion in net assets as of December 31, 2021 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2021, of 2.46%.
Based on an outstanding indebtedness, at par, of $18.3 billion as of December 31, 2021 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 2.46% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.39% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Certain provisions of the any other Notes issued by us could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes may have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such Notes. These provisions could discourage an acquisition of us by a third party.
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
A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.
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
Certain portfolio management techniques, such as engaging in reverse repurchase agreements or firm commitments may be considered senior securities unless appropriate steps are taken to segregate the Company’s assets or otherwise cover its obligations. When employing these techniques, the Company may segregate liquid assets, enter into offsetting transactions or own positions covering its obligations. To the extent the Company covers its commitment under such a portfolio management technique, such instrument will not be considered a senior security for the purposes of the 1940 Act. The Company may cover such transactions using other methods currently or in the future permitted under the 1940 Act, the rules and regulations thereunder, or orders issued by the SEC thereunder. For these purposes, interpretations and guidance provided by the SEC staff may be taken into account when deemed appropriate by the Company. These segregation and coverage requirements could result in the Company maintaining securities positions that it would otherwise liquidate, segregating assets at a time when it might be disadvantageous to do so or otherwise restricting portfolio management. Such segregation and cover requirements will not limit or offset losses on related positions. In connection with the adoption of Rule 18f-4 of the 1940 Act, the SEC eliminated the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, limited derivatives users (as defined in Rule 18f-4), such as the Company, however, would not be subject to the full requirements of Rule 18f-4. The Company will comply with the requirements of the new rule on or before the SEC’s compliance date in August 2022.
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
We have formed, and may form one or more other, CLOs, which may subject us to certain structured financing risks.
To finance investments, we have securitized certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments, and may form one or more other CLOs in the future. This process involves contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.
In creating a CLO, we depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on our operations.
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
F.Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.
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
G.Risks Related to an Investment in the Shares
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in any public or private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
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
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to the offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected. Although we have entered into agreements for the Warehousing Transactions, there is no assurance that we will be able to consummate such transactions or that such transactions will be successful. Blackstone Credit, the Company and their affiliates may also face certain conflicts of interests in connection with any Warehousing Transaction involving an affiliate.
We may have difficulty paying distributions and the tax character of any distributions is uncertain.
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
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
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, if any class of the Common Shares were not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to prohibit “benefit plan investors” from acquiring Common Shares that are part of a class of Common Shares which are not considered “publicly-offered securities”. As of the date of this report, we believe all classes of Common Shares that are currently outstanding are “publicly-offered securities” for purposes of the Plan Asset Regulations.
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
For any class of Common Shares deemed not to be “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing such class of Common Shares; (b) prohibit any redemption of such class of Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board of Trustees determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.
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
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of either of our Adviser or certain of its respective key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
H.Potential Conflicts of Interest
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
Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit may create a greater incentive for Blackstone Credit to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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
The Firm’s Policies and Procedures. Because the Firm has many different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. Certain policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions, such as the Firm’s information wall policy, will from time to time reduce the synergies and collaboration across the Firm’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. For example, the Firm will come into possession of material non-public information with respect to companies, including companies in which the Company has investments or is considering making investments. The information, which could be of benefit to the Company, is likely to be restricted to those other businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. The inability to buy or sell securities in such circumstances could materially, adversely affect the investment results of the Company, including but not limited to a material loss with respect to an individual investment or differing results than those obtained by Other Clients with respect to the same investment. Additionally, the Firm may restrict or otherwise limit the Company and/or its portfolio companies from entering into agreements with, or related to, companies that either are advisory clients of the Firm or in which any fund of the Firm has invested or has considered making an investment. The Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies to make investments in or otherwise engage in businesses or activities competitive with companies of other advisory clients of the Firm, either as a result of contractual restrictions or otherwise. Furthermore, there will be circumstances in which affiliates of the Firm (including Other Clients) may refrain from taking certain confidential information in order to avoid trading restrictions. Finally, the Firm has and will enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
Blackstone Credit Advantage. Blackstone Credit Advantage is a global platform within Blackstone Credit’s Performing Credit team. The Credit Advantage team makes use of Blackstone’s centralized Portfolio Operations Group (the “Portfolio Operations Group”) and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:
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
Technology / BPO: Blackstone’s Technology / BPO team helps the portfolio management teams recruit/ upgrade their information technology leadership teams; import contemporary operating systems and application software to address their respective business priorities; leverage portfolio investments in technology companies to promote and serve the overall portfolio interests; and evaluate and negotiate preferred partnerships with digital/technology suppliers, advisors, and consultants from around the world.
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
Members of Blackstone’s Portfolio Operations Group, who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. There can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone. The level of involvement and role of Blackstone’s Portfolio Operations Group within each part of Blackstone with respect to the Company or any of the Company’s portfolio companies may vary, including having no involvement or role at all. In addition, the Portfolio Operations Group will provide services to the Company or the Company’s portfolio companies as described in more detail in “—Firm Affiliated Service Providers”, including facilitation of arrangements for obligors relating to group procurement (such as the group purchasing organization) and other operational, administrative or management related matters from third parties or Firm affiliates, and other similar operational initiatives. These services may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio companies, and in each case payments made to the Firm in connection therewith will not offset the management fee. See also “—Group Procurement; Discounts” and “—Firm Affiliated Service Providers” for further information regarding such programs.

Broad and Wide-Ranging Activities. The Firm engages in a broad spectrum of activities. In the ordinary course of its business activities, the Firm will engage in activities where the interests of certain divisions of the Firm or the interests of its clients will conflict with the interests of the shareholders in the Company. Other present and future activities of the Firm will give rise to additional conflicts of interest. In the event that a conflict of interest arises, the Adviser will attempt to resolve such conflict in a fair and equitable manner. Subject to applicable law, including the 1940 Act, and the Board of Trustees’ oversight, the Adviser will have the power to resolve, or consent to the resolution of, conflicts of interest on behalf of the Company. Investors should be aware that conflicts will not necessarily be resolved in favor of the Company's interests. In addition, the Adviser may in certain situations choose to consult with or obtain the consent of the Board of Trustees with respect to any specific conflict of interest, including with respect to the approvals required under the 1940 Act, including Section 57(f), and the Advisers Act. The Company may enter into joint transactions or cross-trades with clients or affiliates of the Adviser to the extent permitted by the 1940 Act, the Advisers Act and any applicable co-investment order from the SEC. Subject to the limitations of the 1940 Act, the Company may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds.
Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company shareholders. Furthermore, Blackstone Credit and Blackstone Credit personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit may share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit personnel may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit’s determination of the amount of time necessary to conduct the Company's activities will be conclusive, and shareholders rely on Blackstone Credit’s judgment in this regard.
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
Other Benefits. Blackstone Credit and its personnel will receive certain intangible and/or other benefits, rebates and/or discounts and/or perquisites arising or resulting from their activities on behalf of the Company, which will not reduce the management fee or incentive fees or otherwise be shared with the Company, investors and/or portfolio companies. For example, airline travel or hotel stays incurred as Company expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Company Expenses”), may result in “miles” or “points” or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to Blackstone Credit and/or such personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. Blackstone Credit, its personnel, and other related persons also receive discounts on products and services provided by portfolio companies and/or customers or suppliers of such portfolio companies. Such other benefits or fees may give rise to conflicts of interest in connection with the Company's investment activities, and while the Adviser and Blackstone Credit will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. (See also “—Portfolio Company Service Providers and Vendors” and “—Portfolio Company Relationships Generally” below.)
Advisors, Consultants and Operating Partners. Blackstone Credit may engage and retain strategic advisers, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers and/or other similar professionals (which may include former Blackstone and/or Blackstone Credit employees as well as current and former employees of portfolio companies of Blackstone and/or Blackstone Credit) as well as consultants, and other similar professionals who are not employees or affiliates of Blackstone Credit (collectively, “Consultants”), including through joint ventures, investment platforms, other entities or similar arrangements, and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit or the Company). In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to Blackstone Credit or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particularly strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit under the Investment Advisory Agreement, the compensation to such consultants may be borne fully by the Company, Other Clients and/or portfolio companies (with no reduction to management fee payable by the Company) and not Blackstone Credit. In such circumstances, such payments from, or allocations of a profits interest with respect to, portfolio companies and/or the Company may, subject to applicable law, be treated as Company Expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit, be deemed paid to or received by Blackstone Credit, and such amounts will not reduce the management fees or incentive fees payable.

To the extent permitted by applicable law and/or any applicable SEC-granted exemptive or no-action relief, these Consultants often have the right or may be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived management fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation generally will result in the Company being allocated a smaller share of the applicable investment will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation may vary by transaction and such participation may, depending on its structure, reduce the Company’s returns. Additionally, and notwithstanding the foregoing, these Consultants, as well as other Blackstone clients (as defined below), may be (or have the preferred right to be) investors in Blackstone Credit’s portfolio companies (which, in some cases, may involve agreements to pay performance fees or allocate profits interests to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Consultants, as well as other Blackstone clients, may also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation.
The time, dedication and scope of work of, and the nature of the relationship with each of the Consultants vary considerably. In certain cases, they may provide the Adviser and/or Blackstone Credit with industry-specific insights and feedback on investment themes, assist in transaction due diligence or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to Blackstone Credit) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company may rely on these Consultants to recommend Blackstone Credit as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit has formal arrangements with these Consultants (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone Credit, the Company, and/or portfolio companies or otherwise uncompensated unless and until an engagement with a portfolio company develops. In certain cases, they have certain attributes of Blackstone Credit “employees” (e.g., they may have dedicated offices at Blackstone Credit, receive administrative support from Blackstone Credit personnel, participate in general meetings and events for Blackstone Credit personnel, work on Blackstone Credit matters as their primary or sole business activity, service Blackstone Credit exclusively, have Blackstone Credit-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone Credit employees, etc.) even though they are not considered Blackstone Credit employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit. Some Consultants work only for the Company and its portfolio companies, while others may have other clients. The determination of whether a particular party is a Consultant will be made by Blackstone Credit, in its sole discretion. Over time, certain existing and former employees of Blackstone (including senior personnel) may transition to a Consultant role, which shifts the burden of compensating such persons from Blackstone to the Company, Other Clients and/or their portfolio companies, and any compensation received by such persons will not reduce any management fees. Consultants could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit expects, where applicable, to allocate the costs of such Consultants to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Company Expenses. Payments or allocations to Consultants will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Consultants, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company.
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
In addition, the Adviser may engage third parties as Consultant (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Consultant may receive reimbursement of reasonable related expenses by portfolio companies or the Company and may have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Consultant generate investment opportunities on the Company’s behalf, such Consultant may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction to management fees) and not Blackstone Credit.
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

Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide Data Management Services (as defined below) to portfolio companies and may also provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof) (the “Data Management Services”). If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit in its sole discretion, with Blackstone Credit able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such Data Management Services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation may also include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)), provided that any compensation amounts will not exceed market rates for such services as determined by Blackstone Credit to be appropriate under the circumstances. Additionally, Blackstone may determine to share the products from such Data Management Services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders would not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone could create incentives for the Firm to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Blackstone and Blackstone Credit Strategic Relationships. Blackstone and Blackstone Credit have entered, and it can be expected that Blackstone and Blackstone Credit in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit that could incorporate one or more strategies in addition to the Company’s strategy (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves an investor agreeing to make a capital commitment to or investment in (as applicable) to multiple Blackstone or Blackstone Credit funds, one of which may include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored-nations” election process any rights or benefits afforded through a Strategic Relationship. Specific examples of such additional rights and benefits include, among others, specialized reporting, discounts on and/or reimbursement of management fees or carried interest, secondment of personnel from the investor to Blackstone or Blackstone Credit (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit funds (including in respect of any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). The co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit personnel), may receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships may therefore result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.
Portfolio Operations Group. Members of Blackstone’s Portfolio Operations group (the "Portfolio Operations"), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, and any payments made by such portfolio companies to Blackstone for reimbursement of the internal compensation costs for time spent on such portfolio companies will not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee offset. There can be no assurance that members of the Portfolio Operations group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations group will remain employed by Blackstone through the term of the Company.

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
Blackstone’s Relationship with Pátria. On October 1, 2010, Blackstone purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading alternative asset manager in Latin America. Pátria’s alternative asset management businesses include the management of private equity funds, real estate funds, infrastructure funds and hedge funds (e.g., a multi-strategy fund and a long/short equity fund). On January 26, 2021, Pátria completed its initial public offering (“IPO”), pursuant to which Blackstone sold a portion of its interest and no longer has representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone is deemed to no longer have significant influence over Pátria due to its decreased ownership and lack of board representation.
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

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone could have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there may be circumstances where Blackstone Credit agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit may cause the Company or Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company.
Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities will be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Trustees. However, the Company may under certain circumstances purchase any such affiliate's loans or securities in the secondary market, which could create a conflict for the Adviser between the Company’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board of Trustees and, in some cases, the SEC.
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
Any financing provided by a shareholder or an affiliate to the Company or a portfolio company is not an investment in the Company.
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
Moreover, with respect to Blackstone Credit’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit believes in good faith to be fair and reasonable), Blackstone Credit and Blackstone have established general guidelines and policies, which it may update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed energy) and other matters. In addition, certain Other Clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by Blackstone Credit will be allocated in accordance with Blackstone’s and Blackstone Credit’s allocation policies, which may provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit, the Company and Other Blackstone Credit Clients. In addition, we may offer opportunities appropriate for the Company's subsidiaries not wholly owned by the Company, which will result in the Company having less exposure to such assets than it otherwise would have if it did not offer these opportunities to subsidiaries.
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
Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit, subject to applicable law. In addition to participation by Consultant in specific transactions or investment opportunities, Consultant and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for a management fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.
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
•General Co-Investment Considerations: There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who may or may not be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor may have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser may establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses may be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
•Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment: In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities may impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone Credit, than the terms of the Company, and such different terms may create an incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company may be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.
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
Outsourcing. Subject to the oversight and, in certain circumstances, approval by the Board of the Company, Blackstone may outsource to third parties many of the services performed for the Company and/or its portfolio entities, including services (such as administrative, legal, accounting, tax or other related services) that can be or historically have been performed in-house by Blackstone and its personnel. For certain third-party service providers, the fees, costs and expenses of such service providers will be borne by the Company, and in other circumstances, the fees, costs and expenses of such service providers will be borne by Blackstone. Certain third- party service providers and/or their employees will dedicate substantially all of their business time to the Company, Other Clients and/or their respective portfolio entities, while others will have other clients. In certain cases, third- party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because retaining third parties will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
The involvement of third-party service providers may present a number of risks due to Blackstone’s reduced control over the functions that are outsourced. There can be no assurances that Blackstone will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Company may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing may not occur uniformly for all Blackstone managed vehicles and accounts and, accordingly, certain costs may be incurred by (or allocated to) the Company through the use of third-party service providers that are not incurred by (or allocated to) Other Clients.
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
Portfolio Company Relationships Generally. The Company’s portfolio companies are expected to be counterparties to or participants in agreements, transactions or other arrangements with portfolio companies of Other Clients for the provision of goods and services, purchase and sale of assets and other matters. Although the Firm may determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements may not have otherwise been entered into but for the affiliation with Blackstone Credit and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company). This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for on portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm may cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company may not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.
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
Further, portfolio companies with respect to which the Company may elect members of the board of directors may, as a result, subject the Company and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this may not always be the case. This can be expected to create conflicts of interest between the relevant director’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non-public information by virtue of his or her role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty to the portfolio company, on the one hand, and the Company, on the other hand, and such employee may be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors may make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciaries duties among the two portfolio companies can be expected to create a conflict of interest. Certain decisions made by a director may subject the Adviser, its affiliates or the Company to claims they would not otherwise be subject to as an investor, including claims of breach of duty of loyalty, securities claims and other director-related claims. In general, the Company will indemnify the Adviser and Blackstone Credit personnel from such claims.
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
Refinitiv. On October 1, 2018, a consortium led by Blackstone announced that private equity funds managed by Blackstone had completed an acquisition of Thomson Reuters’ Financial & Risk business (“Refinitiv”). On January 29, 2021, Refinitiv was sold to London Stock Exchange Group (“LSEG”), with Blackstone private equity funds receiving a minority stake in LSEG. Refinitiv operates a pricing service that provides valuation services and may provide goods and services for the Company and its portfolio companies.
Kryalos. Blackstone through one or more Other Clients has made a minority investment in Kryalos Investments S.r.l. (“Kryalos”), an operating partner in certain real estate investments made by Other Clients. Kryalos may perform services for the Company and its portfolio companies.
Valkyrie. Valkyrie BTO Aviation LLC (“Valkyrie”) is a Blackstone affiliate that provides asset management and loan servicing solutions for investments in the aviation space, including for investments by the Company, Other Clients and their portfolio companies, affiliates and related parties. The asset management services provided by Valkyrie with respect to such investments can be expected to include, without limitation, origination or sourcing of investment opportunities, diligence, negotiation, analysis, servicing, development, management and disposition and other related services (e.g., marketing, financial, administrative, legal and risk management). In exchange for such services, Valkyrie earns fees, including through incentive-based compensation payable to their management team, which would have otherwise been paid to third parties. As a result of the foregoing and Blackstone’s ownership of Valkyrie, Blackstone may be incentivized to participate in and pursue more aviation-related transactions due to the prospect of Valkyrie earning such fees. Engaging Valkyrie to perform services will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that Valkyrie will provide services at or better than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue aviation-related transactions and engage Valkyrie to perform such services.
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
Where compensation paid to an affiliated service provider from the Company or its portfolio company is based on market rates, such compensation will not be based on the cost incurred by the applicable service provider and therefore will likely result in a profit to such service provider. In the event the service provider is an affiliate of Blackstone Credit, Blackstone Credit experiences a conflict of interest in determining the terms of any such engagement. There can be no assurance that an unaffiliated third party would not charge a lesser rate.
Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors to the Company and its portfolio companies (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above may be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities may indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the Company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.
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
The Firm may, from time to time, encourage service providers to funds and investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.
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
Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies may engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Adviser or its affiliates) with respect to certain Investments, include:
•BPM. Blackstone Property Management is a Blackstone affiliate that may provide property management, leasing oversight, corporate services (including accounting and reporting), development and construction management, and transaction support services to any of the Company's investment properties primarily located in the United Kingdom and continental Europe
•Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain on an individual basis. The fees received by Equity Healthcare in connection with services provided to investments will not reduce the management fee payable by the Company.
•LNLS. Blackstone wholly owns a leading national title agency, Lexington National Land Services (“LNLS”), a title agent company. LNLS may act as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Other Clients and third parties. LNLS focuses on transactions in rate-regulated U.S. states where the cost of title insurance is non-negotiable. LNLS will not perform services in nonregulated U.S. states for the Company and Other Clients unless (i) in the context of a portfolio transaction that includes assets in rate-regulated U.S. states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter and not negotiating the title policy or issuing it to the insured. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related reduction in management fees. As a result, while Blackstone believes that venture will provide services at or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize Blackstone to engage LNLS over a third party.

•Refinitiv. See “—Portfolio Company Service Providers and Vendors.”
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Share Issuances
The Offering consists of three classes of shares of our common stock, Class S shares, Class I shares and Class D shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 8, 2022 there were 23,672 holders of record of our Class S common stock, 6,702 holders of record of our Class I common stock and 4,552 holders of record of our Class D common stock.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the four classes of shares since our inception through December 31, 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D (1)
January 31, 2021	$25.25	$25.25	$—
February 28, 2021	25.36	25.36	—
March 31, 2021	25.49	25.49	—
April 30, 2021	25.59	25.59	—
May 31, 2021	25.80	25.80	25.80
June 30, 2021	25.81	25.81	25.81
July 31, 2021	25.80	25.80	25.80
August 31, 2021	25.84	25.84	25.84
September 30, 2021	25.90	25.90	25.90
October 31, 2021	25.93	25.93	25.93
November 30, 2021	25.91	25.91	25.91
December 31, 2021	25.93	25.93	25.93
(1)Class D commenced operations on May 1, 2021, at which time the Company first accepted subscriptions at a NAV per share of $25.59.

Distributions
We have paid regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2021 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
October 25, 2021	October 31, 2021	November 26, 2021	0.1740	46,729
November 23, 2021	November 30, 2021	December 29, 2021	0.1740	53,420
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	24,295	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1740	60,389
			$2.1149	$392,376

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
October 25, 2021	October 31, 2021	November 26, 2021	0.1557	14,400
November 23, 2021	November 30, 2021	December 29, 2021	0.1556	17,166
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	9,270	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1556	20,607
			$1.9007	$112,581

			Class D (2)
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	$0.1510	$205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
October 25, 2021	October 31, 2021	November 26, 2021	0.1686	1,654
November 23, 2021	November 30, 2021	December 29, 2021	0.1686	2,279
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	1,177	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1686	2,835
			$1.5172	$12,065

(1)Represents a special distribution.
(2)Class D commenced operations on May 1, 2021.

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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—%

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
Distribution Reinvestment Plan

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
Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the year ended December 31, 2021, approximately 642,787 shares were repurchased.

The following table further summarizes the share repurchases completed during the year ended December 31, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes - in thousands)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
May 28, 2021	5.00%	$25.81	June 30, 2021	$1,233	48,738	0.06%	—
August 31, 2021	5.00%	$25.90	September 30, 2021	$2,887	113,735	0.06%	—
November 30, 2021	5.00%	$25.93	December 31, 2021	$12,205	480,314	0.15%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction
Item 6. Reserved.

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statement and notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. The year ended December 31, 2021 represents the period from January 7, 2021 (commencement of operations) to December 31, 2021.
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 11, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Once we have invested a substantial amount of proceeds from the offering, under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, we will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). We expect that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
Most of our investments will be in U.S. private companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in U.S. private companies), we also expect to invest to some extent in European and other non-U.S. companies, but do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. From time to time, we may co-invest with other Blackstone Credit funds.
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
Revenues
We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 8. Financial Statement—Notes to Financial Statement—Note 3. Agreements and Related Party Transactions”

Portfolio and Investment Activity
For the year ended December 31, 2021, we acquired $39,549.5 million aggregate principal amount of investments (including $4,738.4 million of unfunded commitments), $36,660.2 million of which was first lien debt, $1,990.3 million of which was second lien debt, $81.4 million of which was unsecured debt, $288.7 million of which was structured finance investments and $528.9 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

As of and for the year ended December 31, 2021
Investments:
Total investments, beginning of period	$—
New investments purchased	34,311,996
Net accretion of discount on investments	38,201
Net realized gain (loss) on investments	12,796
Investments sold or repaid	(3,664,970)
Total investments, end of period	$30,698,023
Amount of investments funded at principal:
First lien debt investments	$31,929,838
Second lien debt investments	1,982,239
Unsecured debt	81,418
Structured finance investments	288,700
Equity investments	528,924
Total	$34,811,119
Proceeds from investments sold or repaid:
First lien debt investments	$(3,413,413)
Second lien debt investments	(177,391)
Unsecured debt	(74,166)
Structured finance investments	—
Equity investments	—
Total	$(3,664,970)
Number of portfolio companies	454
Weighted average yield on debt and income producing investments, at cost(1)(2)	6.71%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	6.69%
Average loan to value (LTV)(3)	42.7%
Percentage of debt investments bearing a floating rate, at fair value	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%

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
(2)As of December 31, 2021, the weighted average total portfolio yield at cost was 6.59%. The weighted average total portfolio yield at fair value was 6.57%.
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

As of December 31, 2021, our portfolio companies had a weighted average annual EBITDA of $150 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
Our investments consisted of the following (dollar amounts in thousands):

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$28,076,107	$28,143,451	91.39%
Second lien debt	1,799,656	1,813,872	5.89
Unsecured debt	6,061	5,842	0.02
Structured finance investments	287,275	286,610	0.93
Equity investments(1)	528,924	545,918	1.77
Total	$30,698,023	$30,795,693	100.00%

(1)Includes equity investment in SLC.

As of December 31, 2021, no loans in the portfolio were on non-accrual status.
Results of Operations
On January 7, 2021, we commenced operations and accepted $814.0 million of subscriptions.
The following table represents our operating results (dollar amounts in thousands):

Year Ended December 31, 2021
Total investment income	$810,440
Net expenses	303,024
Net investment income	507,416
Net unrealized appreciation (depreciation)	103,901
Net realized gain (loss)	16,565
Net increase (decrease) in net assets resulting from operations	$627,882
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

Year Ended December 31, 2021
Interest income	$768,141
Payment-in-kind interest income	9,267
Dividend income	2,209
Fee income	30,823
Total investment income	$810,440

For the year ended December 31, 2021, total investment income was $810.4 million driven by our deployment of capital. The size of our investment portfolio at fair value was $30,795.7 million at December 31, 2021 and our weighted average yield on debt and income producing investments, at fair value was 6.69%.
The COVID-19 pandemic has caused operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
Expenses
Expenses were as follows (dollar amounts in thousands):

Year Ended December 31, 2021
Interest expense	$144,929
Management fees	74,560
Income based incentive fee	71,500
Capital gains incentive fee	15,058
Distribution and shareholder servicing fees
Class S	11,752
Class D	338
Professional fees	3,533
Board of Trustees’ fees	563
Administrative service expenses	2,094
Amortization of continuous offering costs	4,217
Organization costs	1,090
Other general & administrative	6,491
Total expenses	336,125
Expense support	(2,199)
Recoupment of expense support	2,199
Management fees waived	(18,231)
Incentive fees waived	(14,870)
Net expenses	$303,024
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $144.9 million for the year ended December 31, 2021 was driven by $6,153.4 million of average borrowings (at an average effective interest rate of 2.21% per annum) under our credit facilities, unsecured notes and debt securitizations.
Management Fees
For the year ended December 31, 2021, management fees were $74.6 million. The Adviser waived management fees from inception through July 7, 2021, which resulted in a waiver of $18.2 million for the year ended December 31, 2021, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the year ended December 31, 2021, income based incentive fees were $71.5 million. The Adviser waived income based incentive fees from inception through July 7, 2021, which resulted in a waiver of $14.9 million for the year ended December 31, 2021, respectively.

Capital Gains Based Incentive Fees
For the year ended December 31, 2021, we accrued capital gains incentive fees of $15.1 million none of which was payable under the Investment Advisory Agreement. For the year ended December 31, 2021, the accrued incentive fees were attributable to net realized and unrealized gains of $120.5 million. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service expenses represent expense reimbursements paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses were $30.1 million for the year ended December 31, 2021, primarily comprised of $5.3 million of organization and offering costs, $3.5 million of professional fees (including legal, audit and tax), $6.5 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), and $12.1 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
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
For the year ended December 31, 2021, we incurred no U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

Year Ended December 31, 2021
Net unrealized gain (loss) on investments	$113,329
Foreign currency forward contracts	1,505
Foreign currency transactions	(10,933)
Net unrealized gain (loss)	$103,901
For the year ended December 31, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity in the period.
For the year ended December 31, 2021, we had net unrealized losses of $10.9 million on foreign currency transactions, primarily as a result of fluctuations in the GBP, CAD and EUR exchange rates.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

Year Ended December 31, 2021
Net realized gain (loss) on investments	$12,796
Net realized gain (loss) on forward purchase obligation	3,709
Net realized gain (loss) on derivative	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(2,274)
Net realized gain (loss)	$16,565
For the year ended December 31, 2021, we generated realized gains of $16.6 million, which was primarily comprised of net realized gains on sales of quoted loans.
Additionally, we generated realized gains of $3.7 million and $2.3 million, which was primarily comprised of net realized gain on our forward purchase obligation and net realized gains on derivative upon settlement of the Syndicated Warehouse, respectively. These items were partially offset by net realized losses of $2.3 million on foreign currency translations, primarily as a result of translating foreign currency related to our non-USD denominated debt, cash and investments.
As the impact of COVID-19 persists, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of common shares, proceeds from net borrowings on our credit facilities and unsecured debt issuances, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt and other investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to the holders of our shares.
As of December 31, 2021, we had twelve asset based leverage facilities, one revolving credit facility, seven unsecured note issuances, short term borrowings related to repurchase obligations and three debt securitization outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2021, we had an aggregate amount of $18,301.5 million of debt securities outstanding and our asset coverage ratio was 170.2%.
Cash and cash equivalents as of December 31, 2021, taken together with our $4,820.5 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of December 31, 2021, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our common shares and available borrowing capacity under our credit facilities. Additionally, we held $6,197.5 million of Level 2 debt investments as of December 31, 2021, which could provide additional liquidity if necessary.
Although we were able to close on several new revolving credit facilities and issue debt securities during year ended December 31, 2021, and the financial markets have recovered from 2020 levels, another disruption in the financial markets like that caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2021, we had $618.0 million in cash and cash equivalents. During the year ended December 31, 2021, cash used in operating activities was $29,412.0 million, primarily as a result of funding portfolio investments of $32,980.6 million, the acquisition of Twin Peaks for $697.4 million (net of cash assumed), partially offset by proceeds from sale of investments of $3,665.0 million and an increase in payables for investments purchases of $878.7 million. Cash provided by financing activities was $30,029.9 million during the period, primarily as a result of new share issuances related $12,574.5 million of subscriptions and net borrowings of $17,789.9 million.
Equity
The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	341,024,028	$8,753,643
Share transfers between classes	799,544	20,647
Distributions reinvested	5,398,688	139,405
Share repurchases	(632,764)	(16,399)
Early repurchase deduction	—	249
Net increase (decrease)	346,589,496	$8,897,545
CLASS S
Subscriptions	131,072,273	$3,376,654
Share transfers between classes	(253,649)	(6,557)
Distributions reinvested	1,616,499	41,775
Share repurchases	(10,023)	(260)
Early repurchase deduction	—	77
Net increase (decrease)	132,425,100	$3,411,689
CLASS D
Subscriptions	17,218,211	$445,077
Share transfers between classes	(545,895)	(14,090)
Distributions reinvested	142,144	3,679
Share repurchases	—	—
Early repurchase deduction	—	8
Net increase (decrease)	16,814,460	$434,674
Total net increase (decrease)	495,829,056	$12,743,908

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2020 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	2,060	$52
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	2,060	$52
CLASS S
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS D
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	2,060	$52,000

Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2021 (dollar amounts in thousands, unless otherwise noted):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
October 25, 2021	October 31, 2021	November 26, 2021	0.1740	46,729
November 23, 2021	November 30, 2021	December 29, 2021	0.1740	53,420
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	24,295	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1740	60,389
			$2.1149	$392,376

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
October 25, 2021	October 31, 2021	November 26, 2021	0.1557	14,400
November 23, 2021	November 30, 2021	December 29, 2021	0.1556	17,166
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	9,270	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1556	20,607
			$1.9007	$112,581

			Class D(2)
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	$0.1510	$205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
October 25, 2021	October 31, 2021	November 26, 2021	0.1686	1,654
November 23, 2021	November 30, 2021	December 29, 2021	0.1686	2,279
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	1,177	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1686	2,835
			$1.5172	$12,065
(1)Represents a special distribution.
(2)Class D commenced operations on May 1, 2021.
For the years ended December 31, 2021, the percentage of total dividends paid that constituted interest-related dividends, was 87.1%.
For the years ended December 31, 2021, the percentage of total dividends paid that constituted qualified short-term capital gain dividends, was 5.1%. Qualified short-term capital gain dividends are exempt from U.S. withholding tax applicable to non-U.S. shareholders.
With respect to distributions, we have adopted an “opt out” distribution reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the year ended December 31, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.0955	$385,660	$1.8813	$110,018	$1.4978	$11,740
Net realized gains	0.0194	6,716	0.0194	2,563	0.0194	325
Total	$2.1149	$392,376	$1.9007	$112,581	$1.5172	$12,065

Share Repurchase Program
At the discretion of the Board, the Company has commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the year ended December 31, 2021, approximately 642,787 shares were repurchased.

The following table further summarizes the share repurchases completed during the year ended December 31, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
May 28, 2021	5.00%	$25.81	June 30, 2021	$1,233	48,738	0.06%	—
August 31, 2021	5.00%	$25.90	September 30, 2021	$2,887	113,735	0.06%	—
November 30, 2021	5.00%	$25.93	December 31, 2021	$12,205	480,314	0.15%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (3)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (4)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (6)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (7)	435,000	435,000	431,854	—	—
June 2026 Notes (7)	365,000	365,000	361,805	—	—
September 2024 Notes (7)	400,000	400,000	396,952	—	—
December 2026 Notes (7)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	563,695	—	—
November 2024 Notes (7)	500,000	500,000	496,054	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,910	—	—
2021-2 Debt (9)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(5)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 43.6 million.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(7)The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(8)The 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction.
(9)The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.

For additional information on our debt obligations see "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Borrowings.”

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
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class I	January 7, 2021	12.56%
Class S (no upfront placement fee)	January 7, 2021	11.64%
Class S (with upfront placement fee)	January 7, 2021	7.72%
Class D (no upfront placement fee)	May 1, 2021	7.43%
Class D (with upfront placement fee)	May 1, 2021	5.81%

(1)YTD return is from January 7, 2021 for Class I and S and May 1, 2021 for Class D. Performance is through December 31, 2021 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to the Company’s distribution reinvestment plan. Amounts are not annualized.
Recent Developments
COVID-19 Update
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, such as Omicron, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created temporary business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies in previous periods. More recently, robust economic activity in the U.S. has supported a continued recovery, which nevertheless may remain uneven with dispersion across sectors and regions.

Although vaccines have been widely distributed in the U.S., new restrictions and delays in the reopening of establishments and businesses have occurred in some parts of the country. We believe the economy is continuing to rebound in certain respects, but the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in, at least, the United Kingdom, South Africa, India and Brazil, and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
Critical Accounting Estimates
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
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements. The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule's valuation requirements on or before the SEC's compliance date in 2022. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 5” for more information on the fair value of the Company’s investments.
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
As of December 31, 2021, 99.6% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$758,928	$(413,445)	$345,483
Up 200 basis points	452,767	(275,630)	177,137
Up 100 basis points	146,747	(137,815)	8,932
Down 100 basis points	(4,609)	28,821	24,212
Down 200 basis points	(4,609)	28,821	24,212

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Blackstone Private Credit Fund:
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statement of assets and liabilities of Blackstone Private Credit Fund and its subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021 and the statement of assets and liabilities, as of December 31, 2020, the related consolidated statements of operations, cash flows, changes in net assets and the financial highlights for the period from January 7, 2021 (commencement of operations) to December 31, 2021 and the related notes (referred to as the "financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, cash flows and the financial highlights for the period from January 7, 2021 (commencement of operations) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value — Investments — Refer to Footnote 2 and 5 in the financial statements
Critical Audit Matter Description
As described in Note 5 to the consolidated financial statements, the Company held $24,598,152 thousand of total level 3 investments at fair value as of December 31, 2021, with debt investments representing approximately 98% of this total. For $22,815,575 thousand or 95% of the level 3 debt investments, the fair values were determined by the Adviser using a yield analysis. The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields.

We identified the valuation of level 3 debt investments utilizing a yield analysis as a critical audit matter given the significant judgments made by the Adviser to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation methodologies and the significant unobservable inputs used to estimate the fair value of debt investments utilizing a yield analysis included the following, among others:
•We evaluated the appropriateness of the valuation methodologies used by the Adviser.
•We evaluated the appropriateness of the estimates in the yield analyses through independent analysis and evidence, including the selected yields for debt investments.
•With the assistance of our fair value specialists, we evaluated the valuation methodologies and related significant assumptions.
•We evaluated the impact of current market events and conditions on the valuation methodologies and inputs used by the Adviser.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 9, 2022
We have served as the Company’s auditor since 2020.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $30,483,619 and $0 at December 31, 2021 and December 31, 2020, respectively)	$30,579,870	$—
Non-controlled/affiliated investments (cost of $583 and $0 at December 31, 2021 and December 31, 2020, respectively)	1,614	—
Controlled/affiliated investments (cost of $213,821 and $0 at December 31, 2021 and December 31, 2020 respectively)	214,209	—
Total investments at fair value (cost of $30,698,023 and $0 at December 31, 2021 and December 31, 2020, respectively)	30,795,693	—
Cash and cash equivalents (restricted cash of $2,500 and $0 at December 31, 2021 and December 31, 2020, respectively)	617,986	52
Interest receivable from non-controlled/non-affiliated investments	194,493	—
Deferred financing costs	76,357	—
Deferred offering costs	2,471	—
Receivable for investments sold	663,594	—
Subscription receivable	826	—
Unrealized appreciation on foreign currency forward contracts	1,505	—
Other assets	789	—
Total assets	$32,353,714	$52
LIABILITIES
Debt (net of unamortized debt issuance costs of $61,526 and $0 at December 31, 2021 and December 31, 2020, respectively)	$18,239,934	$—
Payable for investments purchased	997,408	—
Management fees payable	35,038	—
Income based incentive fee payable	36,004	—
Capital gains incentive fee payable	15,058	—
Interest payable	50,294	—
Due to affiliates	9,348	—
Distribution payable (Note 8)	100,155	—
Payable for share repurchases (Note 8)	12,205	—
Accrued expenses and other liabilities	3,450	—
Total liabilities	19,498,894	—
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.01 par value (495,831,116 and 2,060 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	4,958	—
Additional paid in capital	12,734,425	52
Distributable earnings (loss)	115,437	—
Total net assets	12,854,820	52
Total liabilities and net assets	$32,353,714	$52
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$8,985,674	$52
Common shares outstanding ($0.01 par value, unlimited shares authorized)	346,591,556	2,060
Net asset value per share	$25.93	$25.00
Class S Shares:
Net assets	$3,433,213	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	132,425,100	—
Net asset value per share	$25.93	$—
Class D Shares:
Net assets	$435,933	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	16,814,460	—
Net asset value per share	$25.93	$—
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Operations
(in thousands, except share and per share amounts)

For the Year Ended December 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$768,141
Payment-in-kind interest income	9,267
Dividend income	409
Fee income	30,823
Total investment income from non-controlled/non-affiliated investments	808,640
From controlled/affiliated investments:
Dividend income	1,800
Total investment income from controlled/affiliated investments	1,800
Total investment income	810,440
Expenses:
Interest expense	144,929
Management fees	74,560
Income based incentive fee	71,500
Capital gains incentive fee	15,058
Distribution and shareholder servicing fees
Class S	11,752
Class D	338
Professional fees	3,533
Board of Trustees’ fees	563
Administrative service expenses (Note 3)	2,094
Other general & administrative	6,491
Organization costs	1,090
Amortization of continuous offering costs	4,217
Total expenses	336,125
Expense support (Note 3)	(2,199)
Recoupment of expense support (Note 3)	2,199
Management fees waived (Note 3)	(18,231)
Incentive fees waived (Note 3)	(14,870)
Net expenses	303,024
Net investment income	507,416
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	111,910
Controlled/affiliated investments	388
Non-controlled/affiliated investments	1,031
Foreign currency forward contracts	1,505
Foreign currency transactions	(10,933)
Net unrealized appreciation (depreciation)	103,901
Realized gain (loss):
Non-controlled/non-affiliated investments	12,796
Forward purchase obligation (Note 7)	3,709
Derivative (Note 7)	2,334
Foreign currency transactions	(2,274)
Net realized gain (loss)	16,565
Net realized and unrealized gain (loss)	120,466
Net increase (decrease) in net assets resulting from operations	$627,882
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Operations:
Net investment income	$507,416	$—
Net realized gain (loss)	16,565	—
Net change in unrealized appreciation (depreciation)	103,901	—
Net increase (decrease) in net assets resulting from operations	627,882	—
Distributions to common shareholders:
Class I	(392,376)	—
Class S	(112,581)	—
Class D	(12,065)	—
Net decrease in net assets resulting from distributions	(517,022)	—
Share transactions:
Class I:
Proceeds from shares sold	8,753,643	52
Share transfers between classes	20,647	—
Distributions reinvested	139,405	—
Repurchased shares, net of early repurchase deduction	(16,150)	—
Net increase (decrease) from share transactions	8,897,545	52
Class S:
Proceeds from shares sold	3,376,654	—
Share transfers between classes	(6,557)	—
Distributions reinvested	41,775	—
Repurchased shares, net of early repurchase deduction	(183)	—
Net increase (decrease) from share transactions	3,411,689	—
Class D:
Proceeds from shares sold	445,077	—
Share transfers between classes	(14,090)	—
Distributions reinvested	3,679	—
Repurchased shares, net of early repurchase deduction	8	—
Net increase (decrease) from share transactions	434,674	—
Total increase (decrease) in net assets	12,854,768	52
Net assets, beginning of period	52	—
Net assets, end of period	$12,854,820	$52

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$627,882
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(113,329)
Net change in unrealized gain/loss on foreign currency forward contracts	(1,505)
Net realized (gain) loss on investments	(12,796)
Net realized (gain) loss on forward purchase obligation	(3,709)
Net realized (gain) loss on derivative	(2,334)
Payment-in-kind interest capitalized	(4,910)
Net accretion of discount and amortization of premium	(38,201)
Amortization of deferred financing costs	8,834
Amortization of debt issuance costs and original issue discount on notes	3,069
Amortization of offering costs	4,217
Payment in connection with purchase of Syndicated Warehouse, net of cash received (Note 7)	(44,521)
Payment in connection with Twin Peaks acquisition, net of cash received (Note 10)	(697,431)
Purchases of investments	(32,980,620)
Proceeds from sale of investments and principal repayments	3,664,970
Changes in operating assets and liabilities:
Interest receivable	(184,082)
Receivable for investments sold	(663,594)
Other assets	(791)
Payable for investments purchased	878,742
Management fee payable	35,038
Income based incentive fee payable	36,004
Capital gains incentive fee payable	15,058
Due to affiliates	9,348
Interest payable	49,238
Accrued expenses and other liabilities	3,450
Net cash provided by (used in) operating activities	(29,411,973)
Cash flows from financing activities:
Borrowings of debt	26,764,988
Repayments of debt	(8,975,052)
Deferred financing costs paid	(82,489)
Debt issuance costs paid	(9,594)
Deferred offering costs paid	(6,061)
Proceeds from issuance of common shares	12,574,547
Repurchased shares, net of early repurchase deduction paid	(4,120)
Dividends paid in cash	(232,312)
Net cash provided by (used in) financing activities	30,029,907
Net increase (decrease) in cash and cash equivalents	617,934
Cash and cash equivalents, beginning of period	52
Cash and cash equivalents, end of period	$617,986

Blackstone Private Credit Fund Consolidated Statement of Cash Flows (in thousands)

Supplemental information and non-cash activities:
Interest paid during the period	$83,793
Distribution payable	$100,155
Reinvestment of dividends during the period	$184,859
Accrued but unpaid debt financing costs	$490
Accrued but unpaid debt issuance costs	$1,514
Accrued but unpaid offering costs	$627
Share repurchases accrued but not yet paid	$12,205
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 7):
Investments	$300,464
Debt	$(134,000)
Other assets/liabilities, net	$(118,411)
Twin Peaks Acquisition (Note 10):
Investments	$1,023,188
Debt	$(337,648)
Other assets/liabilities, net	$35,473

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/27/2027	$6,619	$6,579	$6,500	0.05%
Linquest Corp. (4)(7)(10)	L + 5.75%	6.50%	7/28/2028	157,106	153,737	153,516	1.19
Loar Group, Inc. (4)(11)	L + 7.25%	8.25%	10/2/2023	29,422	29,422	29,422	0.23
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	10,849	10,680	9,981	0.08
Peraton Corp. (10)	L + 3.75%	4.50%	2/1/2028	72,389	72,163	72,543	0.56
Vertex Aerospace Services Corp. (10)	L + 4.00%	4.75%	10/27/2028	22,385	22,293	22,379	0.17
					294,874	294,342	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	271,064	265,859	268,354	2.09
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	105,679	104,902	104,622	0.81
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	34,388	33,430	34,388	0.27
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	38,742	38,698	38,742	0.30
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	218,835	213,914	213,878	1.66
SEKO Global Logistics Network, LLC (4)(11)	E + 5.00%	6.00%	12/30/2026	€35,393	40,412	40,295	0.31
SEKO Global Logistics Network, LLC (4)(7)(11)	L + 5.00%	6.00%	12/30/2026	103,543	102,300	103,315	0.80
The Kenan Advantage Group, Inc. (10)	L + 3.75%	4.50%	3/12/2026	19,039	19,034	19,013	0.15
Wwex Uni Topco Holdings, LLC (10)	L + 4.25%	5.00%	7/26/2028	12,681	12,562	12,731	0.10
					831,112	835,338	6.49
Airlines
Air Canada (6)(10)	L + 3.50%	4.25%	8/11/2028	7,819	7,745	7,823	0.06
American Airlines, Inc. (6)(10)	L + 4.75%	5.50%	3/11/2028	7,314	7,248	7,591	0.06
United Airlines, Inc. (6)(10)	L + 3.75%	4.50%	4/21/2028	16,631	16,629	16,728	0.13
					31,622	32,143	0.25
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	3.35%	4/30/2026	6,806	6,809	6,780	0.05
Metis Buyer, Inc. (4)(5)(7)(8) - Revolving Term Loan	L + 3.75%	3.85%	5/4/2028	4,275	4,099	4,221	0.03
Metis Buyer, Inc. (10)	L + 4.00%	4.75%	5/4/2028	49,750	48,510	49,859	0.39
Wheel Pros, Inc. (10)	L + 4.50%	5.25%	4/23/2028	25,906	25,912	25,901	0.20
					85,330	86,761	0.67
Beverages
Arterra Wines Canada, Inc. (6)(10)	L + 3.50%	4.25%	11/24/2027	4,957	4,984	4,970	0.04
Triton Water Holdings, Inc. (9)	L + 3.50%	4.00%	3/18/2028	26,637	26,601	26,387	0.21
					31,585	31,357	0.25

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L + 3.25%	3.75%	4/12/2028	2,947	2,934	2,946	0.02
CP Atlas Buyer, Inc. (9)	L + 3.75%	4.25%	11/23/2027	31,556	31,560	31,461	0.24
Empire Today, LLC (10)	L + 5.00%	5.75%	3/8/2028	69,572	68,419	68,485	0.53
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	2/26/2027	78,944	77,860	78,550	0.61
Great Day Improvements, LLC (4)(7)(9)	L + 6.25%	6.75%	12/29/2027	245,000	239,342	239,335	1.86
Illuminate Merger Sub Corp. (9)	L + 3.50%	4.00%	6/30/2028	8,000	7,944	7,949	0.06
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	52,938	52,414	52,938	0.41
Kodiak BP, LLC (10)	L + 3.25%	4.00%	2/25/2028	10,389	10,369	10,330	0.08
L&S Mechanical Acquisition, LLC (4)(7)(10)	L + 5.75%	6.50%	9/1/2027	114,795	112,627	112,499	0.88
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	105,696	105,247	106,269	0.83
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	27,963	27,739	27,963	0.22
Mi Windows and Doors, LLC (10)	L + 3.75%	4.50%	12/18/2027	24,288	24,404	24,425	0.19
Symphony Technology Group (10)	L + 5.00%	5.75%	5/3/2028	63,186	62,591	63,117	0.49
Windows Acquisition Holdings, Inc. (4)(11)	L + 6.50%	7.50%	12/29/2026	62,366	61,321	62,366	0.49
					884,772	888,631	6.91
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	4.60%	7/31/2026	17,347	17,392	17,418	0.14
Situs-AMC Holdings Corporation (4)(10)	L + 5.75%	6.50%	12/22/2027	110,000	108,905	108,900	0.85
Superannuation And Investments US, LLC (6)(9)	L + 3.75%	4.25%	9/23/2028	14,364	14,244	14,391	0.11
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	4.25%	3/15/2028	19,880	19,814	19,894	0.15
					160,355	160,602	1.25
Chemicals
Dominion Colour Corporation (4)(6)(7)(11)	L + 8.25% (incl. 2.00% PIK)	9.25%	4/6/2024	35,687	34,449	35,062	0.27
Geon Performance Solutions, LLC (10)	L + 4.75%	5.50%	8/9/2028	7,389	7,336	7,463	0.06
Hyperion Materials & Technologies, Inc. (9)	L + 4.50%	5.00%	8/28/2028	25,252	25,160	25,326	0.20
LSF11 Skyscraper Holdco S.à r.l, LLC (6)(10)	L + 3.50%	4.25%	9/29/2027	19,850	19,758	19,863	0.15
New Arclin US Holding Corp. (6)(7)(9)	L + 3.75%	4.25%	9/21/2028	20,208	20,115	20,209	0.16
NIC Acquisition Corp. (10)	L + 3.75%	4.50%	12/29/2027	13,837	13,824	13,698	0.11
Olympus Water US Holding Corp. (9)	L + 3.75%	4.25%	9/21/2028	10,625	10,598	10,605	0.08
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	30,420	28,311	29,675	0.23
					159,550	161,901	1.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	3.84%	2/27/2025	16,040	16,025	15,961	0.12
Allied Universal Holdco, LLC (9)	L + 3.75%	4.25%	5/12/2028	33,952	33,913	33,884	0.26
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.85%	5/7/2028	372,166	372,166	372,166	2.90
DG Investment Intermediate Holdings 2, Inc. (10)	L + 3.50%	4.25%	3/17/2028	29,592	29,647	29,620	0.23
Divisions Holding Corp. (10)	L + 4.75%	5.50%	5/29/2028	24,036	23,815	24,126	0.19
EAB Global, Inc. (9)	L + 3.50%	4.00%	6/28/2028	8,000	7,956	7,967	0.06
ECP Gopher Holdings L.P. (11)	L + 3.25%	4.25%	3/6/2025	3,958	3,973	3,721	0.03
Foundational Education Group, Inc. (4)(9)	L + 4.25%	4.75%	8/31/2028	9,143	9,056	9,166	0.07
Garda World Security Corp. (6)(8)	L + 4.25%	4.36%	10/30/2026	29,435	29,511	29,432	0.23
Genuine Financial Holdings, LLC (8)	L + 3.75%	3.85%	7/11/2025	6,938	6,850	6,924	0.05
International SOS The Americas LP (6)(9)	L + 3.75%	4.25%	8/5/2028	2,331	2,309	2,337	0.02
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	136,278	132,073	132,067	1.03
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	243,525	239,876	241,699	1.88
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	46,505	45,900	46,157	0.36
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	45,655	44,433	44,421	0.35
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	197,224	193,290	193,280	1.50
MaxGen Energy Services Corporation (4)(11)	L + 4.75%	5.75%	6/2/2027	59,700	58,353	58,208	0.45
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	260,796	255,309	255,275	1.99
PECF USS Intermediate Holding III Corp. (9)	L + 4.25%	4.75%	12/15/2028	20,842	20,811	20,891	0.16
Recycle & Resource US, LLC (6)(9)	L + 3.50%	4.00%	7/8/2028	5,219	5,182	5,213	0.04
Revspring, Inc. (8)	L + 4.25%	4.47%	10/11/2025	15,443	15,323	15,501	0.12
Spin Holdco Inc. (10)	L + 4.00%	4.75%	3/1/2028	25,434	25,326	25,547	0.20
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	16,289	15,748	15,668	0.12
TRC Companies, Inc. (9)	L + 3.75%	4.25%	6/21/2024	18,778	18,679	18,711	0.15
TruGreen Limited Partnership (10)	L + 4.00%	4.75%	11/2/2027	5,955	5,990	5,969	0.05
USIC Holdings, Inc. (10)	L + 3.50%	4.25%	5/12/2028	24,938	24,822	24,938	0.19
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	20,584	20,632	20,636	0.16
					1,656,969	1,659,483	12.91
Construction & Engineering
Aegion Corporation (10)	L + 4.75%	5.50%	5/17/2028	23,879	23,814	24,018	0.19
ASP Endeavor Acquisition, LLC (4)(9)	L + 6.50%	7.00%	5/3/2027	35,820	35,183	35,462	0.28
COP Home Services TopCo IV, Inc. (4)(7)(11)	L + 5.00%	6.00%	12/31/2027	128,886	125,700	127,513	0.99
Peak Utility Services Group, Inc. (4)(7)(11)	L + 5.00%	6.00%	2/26/2028	23,622	23,380	23,467	0.18
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 4.50%	5.25%	8/24/2028	42,519	41,196	42,498	0.33
Tutor Perini Corp. (6)(11)	L + 4.75%	5.75%	8/13/2027	2,963	2,992	2,974	0.02
					252,266	255,933	1.99

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC (9)	L + 4.00%	4.50%	10/19/2027	23,827	23,913	23,878	0.19
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	77,601	75,982	75,920	0.59
Berlin Packaging, LLC (9)	L + 3.75%	4.25%	3/11/2028	8,544	8,480	8,545	0.07
Charter NEX US, Inc. (10)	L + 3.75%	4.50%	12/1/2027	21,359	21,428	21,431	0.17
Flex Acquisition Co., Inc. (9)	L + 3.50%	4.00%	2/23/2028	8,191	8,173	8,185	0.06
Flex Acquisition Co., Inc. (8)	L + 3.00%	3.13%	6/29/2025	9,475	9,462	9,404	0.07
Graham Packaging Co, Inc. (10)	L + 3.00%	3.75%	8/4/2027	4,963	4,972	4,956	0.04
IBC Capital US, LLC (6)(8)	L + 3.75%	3.97%	9/11/2023	18,513	18,477	18,393	0.14
LABL, Inc. (9)	L + 5.00%	5.50%	10/29/2028	7,143	7,037	7,144	0.06
MAR Bidco Sarl (6)(9)	L + 4.25%	4.75%	4/20/2028	3,806	3,788	3,813	0.03
Pretium PKG Holdings, Inc. (9)	L + 4.00%	4.50%	8/27/2028	18,889	18,439	18,878	0.15
ProAmpac PG Borrower, LLC (10)	L + 3.75%	4.50%	11/3/2025	30,050	30,103	30,121	0.23
TricorBraun Holdings, Inc. (9)	L + 3.25%	3.75%	3/3/2028	13,067	13,011	12,991	0.10
Trident TPI Holdings, Inc. (7)(11)	L + 3.25%	4.25%	10/17/2024	13,886	13,875	13,907	0.11
Trident TPI Holdings, Inc. (9)	L + 4.00%	4.50%	7/29/2028	7,433	7,426	7,440	0.06
					240,652	241,124	1.88
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	34,800	34,110	34,104	0.27
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	5,925	5,827	5,880	0.05
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	14,850	14,601	14,887	0.12
Genuine Cable Group, LLC (4)(6)(7)(10)	L + 5.75%	6.50%	11/2/2026	22,695	22,079	22,239	0.17
Marcone Yellowstone Buyer, Inc. (7)(10)	L + 5.50%	6.25%	12/23/2028	83,636	81,696	81,696	0.64
NDC Acquisition Corp. (4)(11)	L + 5.75%	6.75%	3/9/2027	22,331	21,801	22,108	0.17
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	56,508	55,192	55,378	0.43
Tailwind Colony Holding Corporation (4)(11)	L + 6.25%	7.25%	11/13/2024	11,961	11,740	11,591	0.09
Unified Door & Hardware Group, LLC (4)(11)	L + 6.25%	7.25%	6/30/2025	53,486	52,614	53,218	0.41
					299,793	301,281	2.35

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	968,124	959,067	968,124	7.53
Dreambox Learning Holding LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	135,213	132,360	132,509	1.03
eResearchTechnology, Inc. (11)	L + 4.50%	5.50%	2/4/2027	28,103	28,220	28,234	0.22
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	44,291	42,789	42,744	0.33
KUEHG Corp. (11)	L + 3.75%	4.75%	2/21/2025	22,830	22,577	22,417	0.17
LAH Borrower, LL (4)(6)(10)	L + 5.75%	6.50%	10/12/2027	9,250	9,071	9,215	0.07
Learning Care Group (11)	L + 3.25%	4.25%	3/13/2025	19,838	19,548	19,491	0.15
Loyalty Ventures, Inc. (9)	L + 4.50%	5.00%	11/3/2027	9,375	9,189	9,355	0.07
Pre-Paid Legal Services, Inc. (9)	L + 3.75%	4.25%	5/1/2025	23,239	23,007	23,133	0.18
Weld North Education, LLC (9)	L + 3.75%	4.25%	12/21/2027	24,271	24,271	24,307	0.19
					1,270,100	1,279,529	9.94
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	166,707	163,558	165,040	1.28
Lereta, LLC (10)	L + 5.25%	6.00%	7/27/2028	34,635	34,309	34,664	0.27
Mitchell International, Inc. (9)	L + 3.75%	4.25%	10/15/2028	38,979	38,694	38,809	0.30
Sedgwick Claims Management Services, Inc. (6)(11)	L + 4.25%	5.25%	9/3/2026	2,450	2,474	2,457	0.02
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	3.35%	12/31/2025	7,961	7,937	7,909	0.06
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	277,963	275,701	277,079	2.16
					522,673	525,958	4.09
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L + 3.69%	3.81%	1/31/2026	5,050	5,056	5,016	0.04
Numericable US, LLC (6)(8)	L + 4.00%	4.12%	8/14/2026	23,829	23,851	23,745	0.18
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	162,000	157,216	157,037	1.22
					186,123	185,798	1.44
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	48,950	47,785	48,332	0.38
Electrical Equipment
Emergency Power Holdings, LLC (4)(7)(11)	L + 5.50%	6.50%	8/17/2028	195,000	190,778	190,539	1.48
Madison IAQ, LLC (9)	L + 3.25%	3.75%	6/16/2028	6,989	6,956	6,992	0.05
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	348,034	346,642	346,861	2.70
Relay Purchaser, LLC (4)(7)(10)	L + 6.00%	6.75%	8/30/2028	200,000	195,928	197,214	1.53
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	11,377	11,140	11,434	0.09
					751,443	753,040	5.85

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(7)(11)	L + 6.00%	7.00%	12/23/2026	35,496	34,857	34,858	0.27
ConvergeOne Holdings, Inc. (7)(8)	L + 5.00%	5.10%	1/4/2026	31,765	28,772	29,603	0.23
CPI International, Inc. (11)	L + 3.25%	4.25%	7/26/2024	8,977	8,991	8,980	0.07
Infinite Bidco, LLC (9)	L + 3.75%	4.25%	2/24/2028	21,831	21,806	21,797	0.17
Ingram Micro, Inc. (9)	L + 3.50%	4.00%	3/31/2028	3,980	3,942	3,986	0.03
					98,369	99,224	0.77
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	10,668	10,058	10,482	0.08
EnergySolutions, LLC (11)	L + 3.75%	4.75%	5/9/2025	11,270	11,255	11,270	0.09
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	22,793	21,815	22,793	0.18
					43,128	44,544	0.35
Entertainment
CE Intermediate I, LLC (4)(9)	L + 4.00%	4.50%	11/10/2028	7,778	7,701	7,729	0.06
Herschend Entertainment Co, LLC (9)	L + 3.75%	4.25%	8/27/2028	5,306	5,255	5,306	0.04
Recorded Books, Inc. (8)	L + 4.00%	4.10%	8/29/2025	15,615	15,631	15,623	0.12
					28,588	28,658	0.22
Food Products
CHG PPC Parent, LLC (9)	L + 3.00%	3.50%	11/16/2028	7,339	7,303	7,326	0.06
Quantum Bidco, Ltd. (6)(8)	S + 6.00%	6.11%	2/5/2028	£18,500	24,474	24,712	0.19
Snacking Investments US, LLC (6)(11)	L + 4.00%	5.00%	12/18/2026	4,975	5,005	4,984	0.04
					36,782	37,022	0.29
Health Care Equipment & Supplies
CPI Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	265,496	258,989	258,905	2.01
GCX Corporation Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	9/13/2027	197,505	193,079	192,880	1.50
Mozart Borrower LP (9)	L + 3.25%	3.75%	9/20/2028	30,000	29,171	30,027	0.23
Resonetics, LLC (10)	L + 4.00%	4.75%	4/28/2028	18,666	18,616	18,689	0.15
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L + 3.75%	4.50%	10/2/2026	18,726	18,778	18,821	0.15
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024	20,799	20,703	19,852	0.15
					539,336	539,175	4.19
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(7)(10)	L + 5.50%	6.25%	8/2/2028	202,967	198,052	199,981	1.56
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	43,521	42,636	42,961	0.33
ADMI Corp. (9)	L + 3.50%	4.00%	12/23/2027	15,586	15,514	15,582	0.12
AHP Health Partners, Inc. (9)	L + 3.50%	4.00%	8/4/2028	4,725	4,703	4,732	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
AMGH Holding Corp. (11)	L + 4.25%	5.25%	3/14/2025	11,762		11,768	11,735	0.09
Canadian Hospital Specialties Ltd. (4)(6)(7)(11)	L + 4.25%	5.25%	4/14/2028	C$	41,781	32,404	32,351	0.25
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25%	7.00%	12/21/2028	464,809		454,639	454,595	3.54
CHG Healthcare Services, Inc. (9)	L + 3.50%	4.00%	9/29/2028	8,978		8,938	8,990	0.07
Covenant Surgical Partners, Inc. (8)	L + 4.00%	4.10%	7/1/2026	2,975		2,931	2,946	0.02
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	113,594		111,423	112,458	0.87
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	36,706		36,191	36,297	0.28
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	29,421		29,421	29,421	0.23
GC EOS Buyer, Inc. (8)	L + 4.50%	4.60%	8/1/2025	2,003		1,993	2,003	0.02
Global Medical Response, Inc. (11)	L + 4.25%	5.25%	10/2/2025	21,619		21,698	21,560	0.17
Gordian Medical, Inc. (10)	L + 6.25%	7.00%	3/29/2027	66,833		64,778	66,554	0.52
Heartland Dental, LLC (8)	L + 4.00%	4.10%	4/30/2025	15,057		14,999	15,054	0.12
ICS US Holdings, Inc. (6)(9)	L + 5.25%	5.75%	6/8/2028	35,000		33,250	33,250	0.26
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.00%	10/15/2026	204,293		200,666	202,250	1.57
LifePoint Health, Inc. (8)	L + 3.75%	3.85%	11/16/2025	10,000		10,018	10,005	0.08
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	4.00%	3/5/2028	6,377		6,350	6,348	0.05
National Mentor Holdings, Inc. (7)(10)	L + 3.75%	4.50%	2/18/2028	11,320		11,038	10,943	0.09
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	375,002		371,541	373,127	2.90
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	68,328		67,902	68,328	0.53
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	5.50%	2/28/2028	15,257		15,044	15,273	0.12
Padagis, LLC (6)(9)	L + 4.75%	5.25%	6/30/2028	10,371		10,296	10,338	0.08
Pathway Vet Alliance, LLC (8)	L + 3.75%	3.85%	3/31/2027	1,985		1,983	1,981	0.02
PetVet Care Centers, LLC (10)	L + 3.50%	4.25%	2/14/2025	31,505		31,530	31,540	0.25
Phoenix Guarantor, Inc. (8)	L + 3.25%	3.35%	3/5/2026	4,754		4,759	4,730	0.04
Phoenix Guarantor, Inc. (8)	L + 3.50%	3.60%	3/5/2026	8,086		8,086	8,064	0.06
Pluto Acquisition I, Inc. (8)	L + 4.00%	4.18%	6/22/2026	398		398	397	0.00
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.25%	3/9/2026	22,106		22,106	22,106	0.17
Radnet, Inc. (6)(10)	L + 3.00%	3.75%	4/22/2028	4,912		4,890	4,918	0.04
Reverb Buyer, Inc. (7)(9)	L + 3.50%	4.00%	11/1/2028	8,592		8,546	8,594	0.07
Smile Doctors,LLC (4)(7)(10)	L + 5.75%	6.50%	12/23/2028	398,136		388,413	388,500	3.02
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	396,000		383,095	388,125	3.02
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	132,563		129,011	129,008	1.00
Surgery Centers Holdings, Inc. (6)(10)	L + 3.75%	4.50%	8/31/2026	24,744		24,721	24,767	0.19
The GI Alliance Management, LLC (4)(7)(11)	L + 6.25%	7.25%	11/4/2024	211,618		208,856	209,542	1.63
TTF Holdings, LLC (4)(10)	L + 4.25%	5.00%	3/24/2028	6,551		6,507	6,567	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare, LLC (10)	L + 4.25%	5.00%	12/16/2027	20,334	20,333	20,382	0.16
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	4.75%	9/22/2028	29,018	28,878	28,984	0.23
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	131,930	128,607	128,952	1.00
WHCG Purchaser III, Inc. (4)(7)(10)	L + 5.75%	6.50%	6/22/2028	86,559	84,384	84,226	0.66
WP CityMD Bidco, LLC (9)	L + 3.25%	3.75%	11/18/2028	15,000	14,981	15,012	0.12
					3,278,275	3,293,479	25.64
Health Care Technology
athenahealth, Inc. (8)	L + 4.25%	4.40%	2/11/2026	19,188	19,298	19,215	0.15
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026	123,323	120,934	120,856	0.94
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026	29,660	29,533	30,549	0.24
FH MD Buyer, Inc. (10)	L + 5.00%	5.75%	6/16/2028	47,381	46,937	47,144	0.37
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028	117,720	115,039	114,970	0.89
Netsmart Technologies, Inc. (10)	L + 4.00%	4.75%	10/1/2027	24,813	24,916	24,900	0.19
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173	68,879	69,279	0.54
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028	8,547	8,507	8,549	0.07
Therapy Brands Holdings, LLC (4)(5)(7)(10)	L + 4.00%	4.75%	5/12/2028	6,357	6,328	6,357	0.05
Verscend Holding Corp. (8)	L + 4.00%	4.10%	8/27/2025	20,423	20,486	20,443	0.16
Waystar Technologies, Inc. (8)	L + 4.00%	4.10%	10/22/2026	23,226	23,299	23,236	0.18
					484,157	485,498	3.78
Hotels, Restaurants & Leisure
CEC Entertainment, Inc. (5)(8)	6.75%	6.75%	5/1/2026	79,800	79,780	78,287	0.61
Flynn Restaurant Group LP (9)	L + 4.25%	4.75%	12/1/2028	17,789	17,641	17,609	0.14
IRB Holding Corp. (11)	L + 3.25%	4.25%	12/15/2027	34,705	34,778	34,753	0.27
Tacala Investment Corp. (10)	L + 3.50%	4.25%	2/5/2027	35,473	35,557	35,454	0.28
					167,756	166,104	1.30
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	L + 4.00%	4.50%	6/16/2028	16,024	15,984	16,097	0.13
Instant Brands Holdings, Inc. (10)	L + 5.00%	5.75%	4/12/2028	81,813	80,711	76,904	0.60
					96,694	93,000	0.73
Industrial Conglomerates
Bettcher Industries, Inc. (4)(11)	SOFR + 4.00%	4.12%	12/13/2028	11,316	11,203	11,316	0.09
Engineered Machinery Holdings, Inc. (10)	L + 3.75%	4.50%	5/19/2028	15,525	15,510	15,510	0.12
Excelitas Technologies Corp. (11)	L + 3.50%	4.50%	12/2/2024	22,788	22,813	22,902	0.18
FCG Acquisitions, Inc. (9)	L + 3.75%	4.25%	3/16/2028	23,578	23,590	23,549	0.18
Madison Safety & Flow LLC (8)	L + 3.75%	4.25%	12/14/2028	5,195	5,169	5,201	0.04
Vertical US Newco, Inc. (6)(9)	L + 3.50%	4.00%	7/30/2027	15,650	15,731	15,681	0.12
					94,015	94,160	0.73

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance
Acrisure, LLC (8)	L + 3.50%	3.72%	2/15/2027		1,985	1,970	1,966	0.02
Acrisure, LLC (9)	L + 3.75%	4.25%	2/15/2027		12,180	12,078	12,180	0.09
Acrisure, LLC (9)	L + 4.25%	4.75%	2/15/2027		6,849	6,799	6,858	0.05
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		70,556	69,671	69,642	0.54
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.35%	5/9/2025		8,017	8,008	7,947	0.06
Alliant Holdings Intermediate, LLC (9)	L + 3.50%	4.00%	10/8/2027		13,351	13,335	13,354	0.10
AssuredPartners, Inc. (9)	L + 3.50%	4.00%	2/12/2027		30,484	30,255	30,479	0.24
Baldwin Risk Partners, LLC (6)(9)	L + 3.50%	4.00%	10/14/2027		10,448	10,398	10,409	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		94,500	92,464	92,341	0.72
BroadStreet Partners, Inc. (8)	L + 3.00%	3.10%	1/27/2027		7,919	7,917	7,831	0.06
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		97,144	95,523	95,418	0.74
Galway Borrower, LLC (4)(7)(10)	L + 5.25%	6.00%	9/24/2028		238,194	233,541	233,365	1.82
High Street Buyer, Inc. (4)(7)(10)	L + 6.00%	6.75%	4/14/2028		92,587	90,757	90,519	0.70
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.00%	11/12/2027		14,040	14,011	14,001	0.11
HUB International Limited (10)	L + 3.25%	4.00%	4/25/2025		12,595	12,576	12,610	0.10
HUB International Limited (8)	L + 2.75%	2.87%	4/25/2025		2,969	2,970	2,939	0.02
Integrity Marketing Acquisition, LLC (4)(7)(10)	L + 5.50%	6.25%	8/27/2025		36,854	35,775	36,165	0.28
Integrity Marketing Acquisition, LLC (4)(11)	L + 5.75%	6.75%	8/27/2025		39,758	39,280	39,659	0.31
Jones Deslauriers Insurance Management, Inc. (6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	81,932	63,941	64,639	0.50
NFP Corp. (8)	L + 3.25%	3.35%	2/15/2027		9,525	9,506	9,388	0.07
PGIS Intermediate Holdings, LLC (4)(7)(10)	L + 5.50%	6.25%	10/14/2028		64,080	62,478	62,505	0.49
RSC Acquisition, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	10/30/2026		24,096	23,610	24,034	0.19
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		100,946	100,383	100,694	0.78
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	7.05%	8/3/2028		£77,545	102,899	101,517	0.79
Tennessee Bidco Limited (4)(6)(8)	L + 7.00%	7.15%	8/3/2028		194,958	189,838	189,110	1.47
						1,329,987	1,329,568	10.33
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		2,500	2,500	2,500	0.02
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	6/29/2026		18,953	18,758	19,028	0.15
MH Sub I, LLC (11)	L + 3.75%	4.75%	9/13/2024		34,088	34,142	34,201	0.27
Project Boost Purchaser, LLC (8)	L + 3.50%	3.60%	6/1/2026		990	990	990	0.01
Project Boost Purchaser, LLC (9)	L + 3.50%	4.00%	6/1/2026		10,468	10,442	10,481	0.08
SurveyMonkey, Inc. (6)(8)	L + 3.75%	3.86%	10/10/2025		6,829	6,823	6,804	0.05
						73,656	74,005	0.58

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026	113,838	111,902	113,268	0.88
Prodege International Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	491,000	479,825	479,737	3.73
Shutterfly, LLC (4)(10)	L + 5.00%	5.75%	9/25/2026	160,969	159,357	159,761	1.24
Wireless Vision, LLC (4)(11)	L + 5.50%	6.50%	12/30/2025	22,715	22,715	22,715	0.18
					773,799	775,483	6.03
IT Services
Ahead DB Holdings, LLC (5)(10)	L + 3.75%	4.50%	10/18/2027	2,596	2,609	2,603	0.02
AI Altius Bidco, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	12/1/2028	144,577	141,353	141,338	1.10
AI Altius Bidco, Inc. (4)(6)(7)(8)	9.75%	9.75%	12/1/2028	21,205	20,571	20,568	0.16
Dcert Buyer, Inc. (8)	L + 4.00%	4.10%	10/16/2026	13,244	13,263	13,236	0.10
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.25%	2/10/2028	31,555	31,393	31,333	0.24
Ensono Holdings, LLC (10)	L + 4.00%	4.75%	5/19/2028	41,033	40,949	41,054	0.32
Inovalon Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	11/24/2028	931,793	907,468	907,254	7.06
Park Place Technologies, LLC (4)(11)	L + 5.00%	6.00%	11/10/2027	40,362	39,483	40,370	0.31
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027	191,200	187,495	187,376	1.46
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	150,822	148,448	145,920	1.14
Sabre GLBL, Inc. (6)(9)	L + 3.50%	4.00%	12/17/2027	12,227	12,197	12,089	0.09
TierPoint, LLC (10)	L + 3.75%	4.50%	5/6/2026	19,767	19,658	19,800	0.15
Turing Holdco, Inc. (4)(6)(7)(8)	L + 6.00%	6.13%	8/3/2028	28,975	30,407	30,009	0.23
Virtusa Corp. (10)	L + 3.75%	4.50%	2/11/2028	19,367	19,370	19,452	0.15
					1,614,663	1,612,403	12.53
Leisure Products
Alterra Mountain Company (9)	L + 3.50%	4.00%	8/17/2028	4,988	5,003	4,988	0.04
Lew's Intermediate Holdings, LLC (4)(10)	L + 5.00%	5.75%	1/26/2028	26,202	25,972	26,136	0.20
Lucky Bucks, LLC (6)(10)	L + 5.50%	6.25%	7/21/2027	58,000	56,906	57,130	0.44
Recess Holdings, Inc. (11)	L + 3.75%	4.75%	9/30/2024	19,824	19,800	19,768	0.15
					107,681	108,022	0.83
Life Sciences Tools & Services
Cambrex Corp. (10)	L + 3.50%	4.25%	12/4/2026	15,136	15,199	15,169	0.12
Curia Global, Inc. (10)	L + 3.75%	4.50%	8/30/2026	32,868	32,900	32,950	0.26
LSCS Holdings, Inc. (9)	L + 4.50%	5.00%	12/16/2028	15,748	15,664	15,772	0.12
Maravai Intermediate Holdings, LLC (6)(11)	L + 3.75%	4.75%	10/19/2027	1,978	2,000	1,989	0.02
Packaging Coordinators Midco, Inc. (10)	L + 3.75%	4.50%	11/30/2027	10,694	10,683	10,707	0.08
					76,446	76,588	0.60

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (12)	L + 5.50%	6.75%	8/1/2024	70,120	70,206	68,987	0.54
ASP Blade Holdings, Inc. (9)	L + 4.00%	4.50%	10/13/2028	5,000	4,973	5,006	0.04
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	9,912	9,709	9,700	0.08
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	4.75%	3/1/2025	5,938	5,917	5,907	0.05
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.00%	8/31/2028	16,527	16,505	16,614	0.13
					107,311	106,214	0.84
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	227,250	222,139	221,985	1.73
Media
Altice Financing S.A. (5)(6)(8)	5.75%	5.75%	8/15/2029	994	1,004	986	0.01
Digital Media Solutions, LLC (6)(10)	L + 5.00%	5.75%	5/24/2026	32,818	32,093	32,633	0.25
McGraw-Hill Education, Inc. (9)	L + 4.75%	5.25%	7/28/2028	28,790	28,514	28,704	0.22
Radiate Holdco, LLC (10)	L + 3.25%	4.00%	9/25/2026	27,000	26,934	26,944	0.21
Terrier Media Buyer, Inc. (8)	L + 3.50%	3.60%	12/17/2026	4,697	4,697	4,681	0.04
Univision Communications, Inc. (10)	L + 3.25%	4.00%	3/15/2026	14,860	14,838	14,912	0.12
					108,079	108,860	0.85
Metals & Mining
American Rock Salt Company, LLC (10)	L + 4.00%	4.75%	6/4/2028	20,895	20,877	20,869	0.16
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	29,854	29,802	29,612	0.23
					50,679	50,481	0.39
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	36,013	35,593	36,013	0.28
Freeport LNG Investments, LLLP (9)	L + 3.50%	4.00%	12/21/2028	4,230	4,190	4,195	0.03
Lucid Energy Group II Borrower, LLC (6)(10)	L + 4.25%	5.00%	11/24/2028	14,988	14,839	14,830	0.12
					54,622	55,038	0.43
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	115,420	112,583	112,517	0.88
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L + 6.00%	6.75%	4/27/2028	38,680	37,831	38,857	0.30
Jazz Pharmaceuticals, Inc. (6)(9)	L + 3.50%	4.00%	4/21/2028	5,985	5,957	6,015	0.05
Sharp Midco, LLC (4)(9)	L + 4.00%	4.50%	12/14/2028	5,323	5,309	5,329	0.04
					49,097	50,201	0.39

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	164,239	162,776	163,418	1.27
Aqgen Island Holdings, Inc. (9)	L + 3.50%	4.00%	5/20/2028	34,000	33,854	33,915	0.26
Armor Holdco, Inc. (6)(9)	L + 4.50%	5.00%	12/11/2028	3,636	3,600	3,653	0.03
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	5.50%	8/27/2026	4,962	5,034	4,998	0.04
BMC Acquisition, Inc. (11)	L + 5.25%	6.25%	12/28/2024	4,717	4,704	4,699	0.04
BPPH2 Limited (4)(6)(8)	S + 6.75%	6.92%	3/2/2028	40,700	54,988	55,653	0.43
Camelot US Acquisition, LLC (5)(6)(11)	L + 3.00%	4.00%	10/30/2026	4,950	4,967	4,953	0.04
Cast & Crew Payroll, LLC (8)	L + 3.50%	3.60%	2/9/2026	1,985	1,965	1,987	0.02
Cast & Crew Payroll, LLC (9)	L + 3.75%	4.25%	12/9/2028	5,000	4,988	5,009	0.04
CFGI Holdings, LLC (4)(6)(7)(10)	L + 5.25%	6.00%	11/1/2027	145,825	142,379	142,282	1.11
Claims Automation Intermediate 2, LLC (4)(7)(10)	L + 4.75%	5.50%	12/16/2027	45,833	43,702	43,686	0.34
Clearview Buyer, Inc. (4)(7)(10)	L + 5.25%	6.00%	8/26/2027	156,053	152,720	152,520	1.19
Deerfield Dakota Holding, LLC (11)	L + 3.75%	4.75%	4/9/2027	21,998	22,078	22,051	0.17
Emerald US, Inc. (6)(8)	L + 3.25%	3.47%	7/12/2028	3,929	3,925	3,912	0.03
Guidehouse LLP (4)(7)(10)	L + 5.50%	6.25%	10/16/2028	1,210,823	1,199,067	1,198,715	9.33
HIG Orca Acquisition Holdings, Inc. (4)(7)(11)	L + 6.00%	7.00%	8/17/2027	100,569	98,500	98,282	0.76
IG Investments Holdings, LLC (4)(7)(10)	L + 6.00%	6.75%	9/22/2028	596,565	584,680	592,797	4.61
Inmar, Inc. (11)	L + 4.00%	5.00%	5/1/2024	16,004	15,992	16,012	0.12
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	78,000	76,254	76,242	0.59
Kwor Acquisition, Inc. (4)(7)(10)	L + 5.25%	6.00%	12/22/2028	89,024	87,530	87,524	0.68
Material Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	8/19/2027	246,741	241,860	241,539	1.88
Minotaur Acquisition, Inc. (8)	L + 4.75%	4.85%	3/27/2026	18,566	18,560	18,496	0.14
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	3.72%	5/23/2025	5,032	5,010	5,009	0.04
Sherlock Buyer Corp. (4)(7)(8)	L + 5.75%	5.75%	12/8/2028	34,551	33,668	33,660	0.26
Trans Union, LLC (9)	L + 2.25%	2.75%	12/1/2028	8,119	8,098	8,108	0.06
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	147,943	144,779	144,486	1.12
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	367,966	359,553	359,517	2.80
VT Topco, Inc. (7)(10)	L + 3.75%	4.50%	8/1/2025	14,552	14,469	14,556	0.11
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	735,429	721,023	720,229	5.60
					4,250,725	4,257,909	33.11
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.75%	5/26/2027	135,721	132,398	135,243	1.05
McCarthy & Stone PLC (5)(6)(8)	7.00%	7.00%	12/16/2025	£20,000	28,004	26,936	0.21
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,756	71,027	0.55
					229,158	233,206	1.81
Road & Rail
Gruden Acquisition, Inc. (4)(7)(11)	L + 5.25%	6.25%	7/1/2028	78,593	76,447	76,286	0.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
2U, Inc. (6)(10)	L + 5.75%	6.50%	11/30/2024	76,224	75,188	76,033	0.59
Apex Group Treasury, LLC (6)(9)	L + 3.75%	4.25%	7/27/2028	18,393	18,341	18,387	0.14
Apttus Corp. (10)	L + 4.25%	5.00%	4/27/2028	13,467	13,475	13,517	0.11
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	79,013	77,385	77,203	0.60
Belfor Holdings, Inc. (4)(8)	L + 3.75%	3.85%	4/6/2026	4,962	4,980	4,974	0.04
Boxer Parent Company, Inc. (8)	L + 3.75%	3.97%	10/2/2025	11,997	11,996	11,937	0.09
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.10%	4/18/2025	2,977	2,978	2,976	0.02
Byjus Alpha, Inc. (6)(10)	L + 5.50%	6.25%	11/5/2026	50,000	49,229	50,729	0.39
Cloudera, Inc. (9)	L + 3.75%	4.25%	8/9/2028	23,556	23,328	23,523	0.18
Connatix Buyer, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/14/2027	113,154	110,466	110,238	0.86
CoreLogic, Inc. (9)	L + 3.50%	4.00%	6/2/2028	14,529	14,480	14,536	0.11
Cornerstone OnDemand, Inc. (9)	L + 3.75%	4.25%	10/16/2028	9,836	9,788	9,820	0.08
Delta Topco, Inc. (10)	L + 3.75%	4.50%	12/1/2027	22,388	22,475	22,440	0.17
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	89,325	88,292	88,655	0.69
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	4.50%	11/9/2027	30,011	30,072	30,063	0.23
EP Purchaser, LLC (9)	L + 3.50%	4.00%	11/6/2028	6,947	6,918	6,959	0.05
Epicor Software Corp. (10)	L + 3.25%	4.00%	7/30/2027	9,037	9,060	9,041	0.07
Episerver, Inc. (4)(7)(11)	L + 5.50%	6.50%	4/9/2026	25,356	24,884	24,765	0.19
Experity, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/22/2027	76,743	75,165	75,038	0.58
Flexera Software, LLC (10)	L + 3.75%	4.50%	1/26/2028	16,393	16,426	16,425	0.13
GI Consilio Parent, LLC (7)(9)	L + 4.00%	4.50%	4/30/2028	19,192	18,478	19,016	0.15
Gigamon Inc. (10)	L + 3.75%	4.50%	12/27/2024	22,565	22,603	22,610	0.18
GovernmentJobs.com, Inc. (4)(6)(7)(10)	L + 5.50%	6.25%	12/1/2028	145,966	142,065	142,025	1.10
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	35,804	35,270	35,318	0.27
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	4.75%	12/1/2027	34,775	34,908	34,938	0.27
HS Purchaser, LLC (10)	L + 4.00%	4.75%	11/19/2026	30,955	30,988	30,909	0.24
Hyland Software, Inc. (10)	L + 3.50%	4.25%	7/1/2024	23,314	23,362	23,431	0.18
Idera, Inc. (10)	L + 3.75%	4.50%	2/4/2028	41,607	41,506	41,626	0.32
Imperva, Inc. (11)	L + 4.00%	5.00%	1/12/2026	19,317	19,404	19,316	0.15
Imprivata, Inc. (9)	L + 3.50%	4.00%	12/1/2027	3,980	3,992	3,982	0.03
ION Trading Finance Ltd. (6)(8)	L + 4.75%	4.97%	3/26/2028	18,310	18,305	18,381	0.14
Ivanti Software, Inc. (10)	L + 4.00%	4.75%	12/1/2027	3,993	3,985	3,979	0.03
Ivanti Software, Inc. (11)	L + 4.75%	5.75%	12/1/2027	14,357	14,328	14,397	0.11
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	118,976	116,974	117,786	0.92
MA FinanceCom, LLC (6)(11)	L + 4.25%	5.25%	6/5/2025	4,936	4,999	5,013	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc. (4)(7)(9)	L + 3.75%	4.25%	7/6/2028	78,300	77,094	77,018	0.60
Maverick Acquisition, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	6/1/2027	49,180	48,049	48,526	0.38
Maverick Acquisition, Inc. (5)(10)	L + 3.75%	4.50%	4/28/2028	17,000	16,922	17,032	0.13
Medallia, Inc. (4)(6)(10)	L + 6.75% PIK	7.50%	10/29/2028	677,068	663,808	663,527	5.16
Mic Glen, LLC (9)	L + 3.50%	4.00%	7/21/2028	4,011	3,991	3,990	0.03
Mobileum, Inc. (4)(11)	L + 4.75%	5.75%	8/12/2024	48,574	48,059	48,387	0.38
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	92,268	89,502	89,533	0.70
MRI Software, LLC (7)(11)	L + 5.50%	6.50%	2/10/2026	13,261	13,185	13,244	0.10
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	655,025	642,181	641,925	4.99
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L + 3.25%	4.00%	6/16/2028	9,476	9,314	9,433	0.07
Perforce Software, Inc. (8)	L + 3.75%	3.85%	7/1/2026	11,681	11,674	11,608	0.09
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.11%	4/26/2024	23,781	23,846	23,848	0.19
Project Leopard Holdings, Inc. (11)	L + 4.75%	5.75%	7/7/2024	25,787	25,843	25,851	0.20
Quest Software US Holdings, Inc. (6)(8)	L + 4.25%	4.38%	5/16/2025	26,966	26,950	26,976	0.21
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	44,197	43,150	43,460	0.34
Rocket Software, Inc. (8)	L + 4.25%	4.35%	11/28/2025	14,840	14,864	14,780	0.11
Rocket Software, Inc. (9)	L + 4.25%	4.75%	11/28/2025	8,292	8,106	8,293	0.06
S2P Acquisition Borrower, Inc. (6)(8)	L + 4.00%	4.10%	8/14/2026	2,970	2,979	2,971	0.02
Sovos Compliance, LLC (6)(7)(9)	L + 4.50%	5.00%	7/29/2028	12,567	12,537	12,623	0.10
SpecialtyCare, Inc. (4)(7)(11)	L + 5.75%	6.75%	6/18/2028	69,276	67,114	67,858	0.53
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	106,399	104,361	105,197	0.82
Spitfire Parent, Inc. (4)(11)	L + 5.50%	6.50%	3/11/2027	€19,403	23,040	21,844	0.17
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	860,712	844,090	843,498	6.56
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	10,123	9,922	9,921	0.08
Surf Holdings, LLC (6)(8)	L + 3.50%	3.69%	3/5/2027	6,445	6,449	6,404	0.05
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	4.16%	2/18/2027	3,960	3,986	3,967	0.03
The NPD Group L.P. (4)(6)(7)(10)	L + 6.00%	6.75%	12/1/2028	694,734	678,130	677,922	5.27
The Ultimate Software Group, Inc. (9)	L + 3.25%	3.75%	5/4/2026	26,777	26,777	26,682	0.21
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	90,545	88,645	89,354	0.70
University Support Services, LLC (9)	L + 3.25%	3.75%	7/17/2025	10,000	9,950	9,972	0.08
Veritas US, Inc. (6)(11)	L + 5.00%	6.00%	9/1/2025	21,534	21,699	21,561	0.17
Virgin Pulse, Inc. (10)	L + 4.00%	4.75%	4/6/2028	42,447	42,066	41,987	0.33
Vision Solutions, Inc. (10)	L + 4.00%	4.75%	3/4/2028	36,178	36,013	36,178	0.28
					4,960,390	4,965,354	38.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	36,866	36,233	36,405	0.28
EG America, LLC (6)(9)	L + 4.25%	4.75%	3/10/2026	14,993	14,919	15,115	0.12
Petco Health & Wellness Co, Inc. (10)	L + 3.25%	4.00%	2/24/2028	4,899	4,887	4,899	0.04
PetSmart, Inc. (5)(10)	L + 3.75%	4.50%	2/11/2028	3,287	3,258	3,296	0.03
Runner Buyer, Inc. (10)	L + 5.50%	6.25%	10/20/2028	80,000	78,419	79,200	0.62
					137,715	138,916	1.09
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (8)	L + 5.00%	5.13%	5/1/2024	14,955	14,918	15,001	0.12
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	46,363	46,453	46,132	0.36
					61,370	61,133	0.48
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L + 7.00%	8.00%	6/30/2027	26,831	26,204	26,429	0.21
S&S Holdings, LLC (9)	L + 5.00%	5.50%	3/4/2028	6,507	6,335	6,517	0.05
					32,540	32,946	0.26
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L + 3.25%	3.75%	2/3/2028	4,975	4,956	4,947	0.04
LBM Acquisition, LLC (10)	L + 3.75%	4.50%	12/17/2027	34,953	34,839	34,694	0.27
Park River Holdings, Inc. (10)	L + 3.25%	4.00%	12/28/2027	35,482	34,625	35,205	0.27
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	71,334	68,594	68,732	0.53
Specialty Building Products Holdings, LLC (6)(9)	L + 3.75%	4.25%	10/15/2028	10,263	10,213	10,254	0.08
SRS Distribution, Inc. (9)	L + 3.75%	4.25%	6/4/2028	28,159	28,044	28,137	0.22
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	68,817	67,235	67,131	0.52
					248,506	249,099	1.93
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L + 4.75%	5.50%	3/31/2028	48,956	48,202	49,018	0.38
Atlas CC Acquisition Corp. (7)(10)	L + 4.25%	5.00%	4/28/2028	47,568	45,497	47,581	0.37
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027	22,459	22,524	22,511	0.18
First Student Bidco, Inc. (6)(9)	L + 3.00%	3.50%	7/21/2028	5,000	4,976	4,985	0.04
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027	136,605	134,176	131,482	1.02
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027	108,579	106,542	106,407	0.83
Liquid Tech Solutions Holdings, LLC (4)(10)	L + 4.75%	5.50%	3/19/2028	19,288	19,200	19,288	0.15
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027	90,519	88,772	89,465	0.70
Safety Borrower Holdings LP (4)(7)(11)	L + 5.75%	6.75%	9/1/2027	37,754	37,326	37,301	0.29
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027	153,220	149,468	149,290	1.16
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024	42,624	42,624	42,624	0.33
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027	73,699	72,223	72,094	0.56
					771,529	772,045	6.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	L + 3.75%	4.50%	12/17/2027		28,831	28,965	28,898	0.22
Total First Lien Debt						$28,076,107	$28,143,451	218.93%
Second Lien Debt
Aerospace & Defense
Peraton Corp. (10)	L + 7.75%	8.50%	2/26/2029		$50,000	$49,310	$50,813	0.40%
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L + 7.25%	8.00%	9/1/2027		33,015	32,355	32,974	0.26
Wwex Uni Topco Holdings, LLC (10)	L + 7.00%	7.75%	7/26/2029		33,000	32,544	33,144	0.26
						64,898	66,118	0.52
Chemicals
NIC Acquisition Corp. (10)	L + 7.75%	8.50%	12/29/2028		31,500	31,081	31,106	0.24
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (10)	L + 6.75%	7.50%	3/18/2029		29,464	29,331	29,538	0.23
USIC Holdings, Inc. (5)(10)	L + 6.50%	7.25%	5/7/2029		6,042	5,984	6,104	0.05
						35,314	35,641	0.28
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L + 8.75%	9.75%	12/31/2028		43,277	42,496	43,277	0.34
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 7.25%	8.00%	8/24/2029		32,725	32,215	32,438	0.25
						74,711	75,714	0.59
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L + 7.00%	7.50%	12/7/2029		25,000	24,750	24,985	0.19
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)	8.50%	8.50%	4/15/2029	C$	15,800	12,408	12,468	0.10
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S + 7.50%	7.50%	8/19/2029		£80,340	101,796	100,908	0.78
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		29,372	28,840	29,005	0.23
						143,044	142,381	1.11
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/1/2029		71,576	70,905	70,860	0.55
Insurance
Jones Deslauriers Insurance Management, Inc. (6)(7)(9)	C + 7.50%	8.00%	3/26/2029	C$	30,259	23,498	24,296	0.19
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	7.10%	2/16/2029		44,277	44,381	44,462	0.35
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		82,638	80,180	80,159	0.62
						124,562	124,621	0.97

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L + 6.50%	7.25%	8/31/2029	83,824	82,217	82,147	0.64
LSCS Holdings, Inc. (9)	L + 8.00%	8.50%	11/30/2029	40,000	39,401	39,900	0.31
Phoenix Newco, Inc. (4)(9)	L + 6.50%	7.00%	11/15/2029	90,000	88,171	88,200	0.69
					209,789	210,247	1.64
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L + 7.25%	7.75%	12/31/2029	31,500	30,713	30,713	0.24
Professional Services
Aqgen Island Holdings, Inc. (5)(9)	L + 6.50%	7.00%	5/4/2029	28,238	27,969	28,388	0.22
Deerfield Dakota Holding, LLC (10)	L + 6.75%	7.50%	4/7/2028	19,650	19,561	20,080	0.16
VT Topco, Inc. (4)(10)	L + 6.75%	7.50%	7/31/2026	25,000	24,827	25,125	0.20
					72,358	73,593	0.58
Software
Apex Group Treasury, LLC (4)(6)(9)	L + 6.75%	7.25%	7/27/2029	20,000	19,809	20,300	0.16
Celestial Saturn Parent, Inc. (9)	L + 6.50%	7.00%	4/13/2029	113,488	112,432	114,837	0.89
Cloudera, Inc. (9)	L + 6.00%	6.50%	8/9/2029	58,000	57,714	58,145	0.45
HS Purchaser, LLC (10)	L + 6.75%	7.50%	11/19/2027	71,000	71,128	71,030	0.55
Idera, Inc. (4)(10)	L + 6.75%	7.50%	2/4/2029	30,331	30,229	30,407	0.24
Mandolin Technology Intermediate Holdings, Inc. (4)(9)	L + 6.50%	7.00%	7/6/2029	31,950	31,529	31,471	0.24
Maverick Acquisition, Inc. (4)(10)	L + 6.75%	7.50%	4/28/2029	17,000	16,922	17,085	0.13
Mic Glen, LLC (9)	L + 6.75%	7.25%	6/22/2029	19,000	18,941	19,079	0.15
Proofpoint, Inc. (5)(9)	L + 6.25%	6.75%	6/8/2029	95,000	94,541	96,306	0.75
Quest Software US Holdings, Inc. (5)(6)(8)	L + 8.25%	8.38%	5/18/2026	11,098	11,103	11,113	0.09
Symphony Technology Group (10)	L + 8.25%	9.00%	5/3/2029	81,667	80,397	81,335	0.63
Virgin Pulse, Inc. (4)(10)	L + 7.25%	8.00%	3/30/2029	29,000	28,835	28,746	0.22
Vision Solutions, Inc. (5)(10)	L + 7.25%	8.00%	3/4/2029	107,950	107,130	108,119	0.84
					680,709	687,973	5.34
Trading Companies & Distributors
Icebox Holdco III, Inc. (9)	L + 6.75%	7.25%	12/16/2029	22,500	22,275	22,599	0.18
Transportation Infrastructure
Atlas CC Acquisition Corp. (4)(5)(10)	L + 7.63%	8.38%	5/25/2029	44,520	43,903	43,852	0.34
Drive Chassis Holdco, LLC (8)	L + 6.75%	6.87%	4/10/2026	97,751	97,837	98,362	0.77
					141,740	142,214	1.11
Total Second Lien Debt					$1,799,656	$1,813,872	14.11%

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	10/23/2034	$3,000	$3,000	$2,971	0.02%
AIMCO CLO Series 2015-A (5)(6)(8)	L + 6.60%	6.72%	10/17/2034	7,450	7,450	7,441	0.06
Apidos CLO XXXIII (5)(6)(8)	L + 6.35%	6.57%	10/24/2034	5,000	4,951	4,972	0.04
Apidos CLO XXXVI, LLC (4)(5)(6)(8)	L + 5.95%	6.14%	7/20/2034	8,500	8,500	8,424	0.07
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.47%	10/20/2034	7,750	7,750	7,749	0.06
Ares LXII CLO, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	1/25/2034	9,000	9,000	8,998	0.07
Ares XXVII CLO, Ltd. (5)(6)(8)	L + 6.75%	6.88%	10/20/2034	7,000	6,931	6,964	0.05
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L + 6.60%	6.77%	1/20/2035	7,000	6,930	6,965	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.41%	7/15/2034	6,000	6,000	5,999	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.65%	6.65%	1/18/2035	7,200	7,200	7,200	0.06
Benefit Street Partners CLO XXI (4)(5)(6)(8)	L + 6.75%	6.92%	7/15/2034	9,500	9,469	9,411	0.07
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L + 6.25%	6.38%	7/20/2034	7,000	7,000	6,859	0.05
Carval CLO V-C, LTD. (4)(5)(6)(8)	L + 6.75%	6.75%	10/15/2034	8,000	7,920	7,920	0.06
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L + 6.80%	6.98%	10/16/2034	8,000	8,000	7,991	0.06
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L + 6.15%	6.35%	8/20/2034	8,000	8,000	7,955	0.06
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	10/20/2034	3,500	3,500	3,481	0.03
Elmwood CLO VI, Ltd. (5)(6)(8)	L + 6.50%	6.62%	10/20/2034	4,000	4,000	3,978	0.03
Flatiron RR CLO 22, LLC (5)(6)(8)	L + 6.20%	6.34%	10/15/2034	5,000	5,000	4,957	0.04
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L + 6.61%	6.81%	10/20/2034	12,000	11,883	11,808	0.09
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L + 5.95%	6.16%	10/25/2031	4,000	3,943	3,966	0.03
Goldentree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L + 6.15%	6.32%	10/20/2034	6,200	6,200	6,122	0.05
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L + 6.33%	6.45%	7/15/2034	3,500	3,487	3,475	0.03
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L + 6.95%	6.95%	1/30/2035	9,500	9,310	9,310	0.07
Jamestown CLO XIV, Ltd. (5)(6)(8)	L + 7.20%	7.33%	10/20/2034	10,000	9,802	9,851	0.08
Kayne CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	4/15/2032	5,000	5,009	4,998	0.04
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L + 6.75%	6.90%	10/20/2034	6,500	6,500	6,493	0.05
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L + 6.25%	6.38%	10/20/2035	11,000	11,000	10,906	0.08
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L + 6.60%	6.77%	12/2/2034	7,500	7,500	7,500	0.06
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L + 7.13%	7.25%	10/15/2033	5,000	4,976	4,988	0.04
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	11/14/2034	12,000	12,000	12,000	0.09
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L + 6.45%	6.65%	10/15/2034	6,000	6,000	6,000	0.05
PPM CLO 2, Ltd. (4)(5)(6)(8)	L + 6.55%	6.67%	4/16/2032	5,000	5,008	4,976	0.04
PPM CLO 4, Ltd. (5)(6)(8)	L + 6.50%	6.62%	10/18/2034	8,775	8,775	8,753	0.07
PPM CLO 5, Ltd. (5)(6)(8)	L + 6.50%	6.63%	10/18/2034	4,800	4,800	4,788	0.04
Rad CLO 14, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	1/15/2035	6,750	6,750	6,750	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations (continued)
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L + 6.72%	6.85%	10/20/2034	4,000	3,941	3,942	0.03
RR 19, Ltd. (5)(6)(8)	L + 6.50%	6.65%	10/15/2035	3,000	3,000	2,985	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L + 6.56%	6.69%	10/25/2034	6,900	6,764	6,672	0.05
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L + 6.25%	6.40%	7/21/2034	8,000	8,000	8,000	0.06
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L + 7.11%	7.33%	1/20/2034	2,875	2,849	2,847	0.02
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L + 7.06%	7.23%	7/15/2034	6,250	6,190	6,202	0.05
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L + 6.71%	6.71%	1/15/2035	8,250	8,085	8,085	0.06
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L + 6.40%	6.52%	7/19/2034	5,000	4,901	4,959	0.04
Total Structured Finance Obligations					$287,275	$286,610	2.23%
Unsecured Debt
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%	6.00%	2/15/2029	$6,272	$6,061	$5,842	0.05%
Total Unsecured Debt					$6,061	$5,842	0.05%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				52,143	$125	$233	0.00%
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	4,336	4,885	0.04
					4,461	5,118	0.04
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,938	0.02
					2,751	3,741	0.03
Distributors
Box Co-Invest Blocker, LLC (4)				3,308,320	3,308	3,308	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				29,194,330	28,735	33,787	0.26
Deneb Ultimate Topco, LLC - Class A Units (4)				4,060	4,060	4,060	0.03
					32,795	37,846	0.29
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				12,870	10,915	10,915	0.08
Point Broadband Holdings, LLC - Class B Units (4)				685,760	1,955	1,954	0.02
					12,870	12,869	0.10
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				4,500	4,500	4,500	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Health Care Providers & Services
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	44,916	0.35
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	6,120	0.05
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,279	0.03
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,766	0.01
					53,167	56,080	0.44
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.20
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	55,230	0.43
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.05
					59,435	61,730	0.48
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,388	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)(6)				45,090	43,963	44,327	0.34
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	32,417	0.25
					76,342	78,131	0.60
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238	33,725	35,950	0.28
Frontline Road Safety Investments, LLC - Class A Common Units (4)				41,304	4,363	3,942	0.03
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,192	0.01
					39,204	41,084	0.32
Total Equity Investments					$314,520	$330,095	2.57%
Total Investments - non-controlled/non-affiliated					$30,483,619	$30,579,871	237.89%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					$583	$1,614	0.01%
Total Equity					$583	$1,614	0.01%
Total Investments — non-controlled/affiliated					$583	$1,614	0.01%

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					$212,400	$212,400	1.65%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)					1,421	1,809	0.01
Total Equity					$213,821	$214,209	1.66%
Total Investments — controlled/affiliated					$213,821	$214,209	1.66%
Total Investment Portfolio					$30,698,023	$30,795,693	239.57%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$617,986	$617,986	4.81%
Total Portfolio Investments, Cash and Cash Equivalents					$31,316,009	$31,413,679	244.38%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR or "S"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities or CLOs and are not available to satisfy the creditors of the Company.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets represented 18.9% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$74,169	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(215)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	4,642	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	12/13/2023	2,003	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	11,026	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	41,129	—
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	22,500	(225)
Armada Parent, Inc.	Revolver	10/29/2027	24,750	—
Ascend Buyer, LLC	Revolver	9/30/2027	6,467	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	18,518	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(110)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(120)
Barbri , Inc.	Delayed Draw Term Loan	4/28/2023	22,662	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	57,432	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	26,865	(269)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	8,795	(166)
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	3,581	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	1,350	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	91,739	(917)
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Claims Automation Intermediate 2, LLC	Revolver	12/16/2027	27,271	(545)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	4,043	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	7,664	—
Corfin Holdings, Inc.	Delayed Draw Term Loan	3/27/2022	40,892	—
CPI Holdco, LLC	Delayed Draw Term Loan	5/1/2023	78,721	—
CPI Holdco, LLC	Revolver	11/1/2026	28,928	(579)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	51,930	(478)
Cumming Group, Inc.	Revolver	5/26/2027	21,499	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	5,850	—
Dominion Colour Corporation	Delayed Draw Term Loan	5/6/2027	7,649	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	—
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	11/22/2023	114,384	—
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(153)
Episerver, Inc.	Revolver	4/9/2026	3,833	(57)
Experity, Inc.	Revolver	7/22/2027	8,532	(171)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2023	57,125	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2023	8,430	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	5,129	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	39,526	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	3,958	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(42)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	67,500	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	5/1/2023	5,911	—
GI Consilio Parent, LLC	Revolver	5/14/2026	6,300	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/29/2023	18,000	(180)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	(216)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	50,861	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	—
Great Day Improvements, LLC	Revolver	12/28/2027	38,271	(765)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	10,283	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	9,000	(225)
Guidehouse LLP	Revolver	10/15/2027	95,825	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	49,261	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	18,629	(186)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	4,442	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	6,636	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
IG Investments Holdings, LLC	Revolver	9/22/2027	22,414	—
Inovalon Holdings, Inc	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	7,318	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	7/9/2023	73,250	(549)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	94,266	(943)
Java Buyer, Inc.	Revolver	12/15/2027	27,134	(543)
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	12,385	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	1,943	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	19,840	(198)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	18,452	(185)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	6,824	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	10,688	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	10,976	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	36,794	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	10,800	(108)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	26,764	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	31,793	—
Material Holdings, LLC	Revolver	8/17/2027	13,353	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	16,185	—
Metis Buyer, Inc.	Revolver	5/4/2026	4,725	—
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	509	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	(16)
Mobileum, Inc.	Delayed Draw Term Loan	8/12/2024	26,377	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	42,074	—
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	8,316	—
MRI Software, LLC	Revolver	2/10/2026	673	—
National Mentor Holdings, Inc.	Delayed Draw Term Loan	2/18/2028	777	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	122,548	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,211	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	3/30/2023	2,950	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	30,494	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	—
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	12/6/2028	7,200	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	24,646	(246)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(47)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	73,003	(913)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	33,940	(997)
Pro Mach Group, Inc.	Delayed Draw Term Loan	8/31/2028	2,079	—
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	144,262	(1,443)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	25,460	—
Profile Products, LLC	Revolver	11/12/2027	16,973	(339)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	9,016	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	5,686	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	29,219	—
Radwell International, LLC	Revolver	7/13/2027	34,375	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	1,637	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2022	14,867	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	25,904	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	8,390	—
Safety Borrower Holdings LP	Revolver	9/1/2027	3,356	(34)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	44,400	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(480)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	15,200	(228)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	4,080	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/5/2024	58,933	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/1/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	—
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	68,380	—
Smile Doctors, LLC	Revolver	12/21/2027	49,461	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	129,000	—
Sovos Compliance, LLC	Delayed Draw Term Loan	8/11/2028	2,170	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	7,139	(18)
SpecialtyCare, Inc.	Revolver	6/18/2026	5,935	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	13,833	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	45,312	(453)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	22,501	(450)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	6,519	—
Tennessee Bidco Limited	Delayed Draw Term Loan	8/3/2028	102,901	—
The Action Environmental Group, Inc	Delayed Draw Term Loan	1/16/2026	8,518	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	2/5/2023	65,222	—
The NPD Group L.P.	Revolver	12/1/2027	52,471	(487)
Therapy Brands Holdings, LLC	Delayed Draw Term Loan	5/18/2028	1,627	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	7,481	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	—
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	—
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	597	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	44,729	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	2,556	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	109,037	(1,090)
Triple Lift, Inc.	Revolver	5/6/2028	14,295	(286)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	13,977	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	1/7/2022	49,353	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(259)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	2,553	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	37,932	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	12,486	(250)
Specialty Lending Company LLC	LLC Interest		102,600	—
Total Unfunded Commitments			$4,870,500	$(22,301)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2021 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2021 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2021 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2021 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2021 was 1.50%.
(14)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the     Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2021	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$—	$583	$—	$1,031	$1,614	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	—	212,400	—	—	212,400	1,800
GSO DL Co-Invest CI LP	—	1,421	—	388	1,809	—
Total	$—	$214,404	$—	$1,419	$215,823	$1,800

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	U.S. Dollar 423 million	Euro 374 million	2/22/2022	$1,505

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, unless otherwise indicated, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions). The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
The year ended December 31, 2021 represents the period from January 7, 2021 (commencement of operations) to December 31, 2021.
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

The annual consolidated financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of. management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included. All intercompany balances and transactions have been eliminated.
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
As of December 31, 2021, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”) BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, LLC, and BCRED MML CLO 2021-1 LLC.
The Company does not consolidate its equity investment in Specialty Lending Company LLC ("SLC"). For further description of the Company’s investment in SLC, see Note 3 “Fees, Expenses, Agreements and Related Party Transactions."

As of December 31, 2020, amounts presented in the financial statements are unconsolidated as the Company had no subsidiaries.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Restricted cash and cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2021, the Company had $663.6 million of receivables for investments sold. As of December 31, 2021, the Company had $997.4 million of payables for investments purchased.
Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value through current period gains or losses.
Additionally from time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated debt issued the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the hedged item is realized. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.

The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Assets and Liabilities.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the year ended December 31, 2021, the Company recorded $8.0 million in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the year ended December 31, 2021, the Company recorded PIK income of $9.3 million.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the year ended December 31, 2021, the Company recorded fee income of $30.8 million.
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
For the year ended December 31, 2021, the Company accrued organization costs of $1.1 million. For the year ended December 31, 2021, the Company accrued offering costs of $4.2 million.
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
For the year ended December 31, 2021, the Company did not incur any U.S. federal exercise tax.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.
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

For the year ended December 31, 2021, base management fees were $74.6 million, of which $18.2 million were waived. As of December 31, 2021 and December 31, 2020, $35.0 million and $0.0 million, respectively, was payable to the Adviser relating to management fees.
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

For the year ended December 31, 2021, the Company accrued income based incentive fees of $71.5 million, of which $14.9 million were waived. As of December 31, 2021 and December 31, 2020, there was $36.0 million and $0.0 million, respectively, payable to the Adviser for the income based incentive fees. For the year ended December 31, 2021 the Company accrued capital gains incentive fees of $15.1 million, of which none was payable on such dates under the Investment Advisory Agreement.

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
For the year ended December 31, 2021, the Company incurred $2.1 million in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2021 and December 31, 2020, $1.2 million and $0.0 million, respectively, was unpaid and included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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
For the year ended December 31, 2021, the Company accrued distribution and shareholder servicing fees of $11.8 million and $0.3 million which were attributable to Class S and Class D shares, respectively.

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
For the year ended December 31, 2021, the Adviser made Expense Payments in the amount of $2.2 million. For the year ended December 31, 2021, there were Reimbursement Payments made to the Adviser of $2.2 million.

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

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments.

On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with respect to a controlled/affiliated operating company, SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to private U.S. companies. At the time of the transaction, the wholly-owned subsidiary of the Company and the third-party investor each committed $315 million and $35 million, respectively, to SLC. The Company does not consolidate its equity interest in SLC.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$28,076,107	$28,143,451	91.39%
Second lien debt	1,799,656	1,813,872	5.89
Unsecured debt	6,061	5,842	0.02
Structured finance investments	287,275	286,610	0.93
Equity investments (1)	528,924	545,918	1.77
Total	$30,698,023	$30,795,693	100.00%

(1)Includes equity investment in SLC.

The industry composition of investments at fair value was as follows:

December 31, 2021
Aerospace & Defense	1.14%
Air Freight & Logistics	2.94
Airlines	0.10
Auto Components	0.28
Beverages	0.10
Building Products	2.89
Capital Markets	0.52
Chemicals	0.63
Commercial Services & Supplies	5.50
Construction Materials	0.08
Construction & Engineering	1.08
Containers & Packaging	0.78
Distributors	0.99
Diversified Consumer Services	4.36
Diversified Financial Services(1)	3.33
Diversified Telecommunication Services	0.65
Electrical Equipment	2.45
Electronic Equipment, Instruments & Components	0.32
Electric Utilities	0.16
Energy Equipment & Services	0.14
Entertainment	0.09
Food Products	0.12
Health Care Equipment & Supplies	1.77
Health Care Providers & Services	11.34
Health Care Technology	1.58
Hotels, Restaurants & Leisure	0.54
Household Durables	0.30
Industrial Conglomerates	0.54
Insurance	4.40
Interactive Media & Services	0.24
Internet & Direct Marketing Retail	2.52
IT Services	5.74
Leisure Products	0.35
Life Sciences Tools & Services	0.93
Machinery	0.34
Marine	0.72
Media	0.35
Metals & Mining	0.16
Oil, Gas & Consumable Fuels	0.18
Paper & Forest Products	0.37
Pharmaceuticals	0.25
Professional Services	14.27
Real Estate Management & Development	0.76
Road & Rail	0.25
Software	18.61
Specialty Retail	0.46
Technology Hardware, Storage & Peripherals	0.20

Textiles, Apparel & Luxury Goods	0.11
Trading Companies & Distributors	0.88
Transportation Infrastructure	3.10
Wireless Telecommunication Services	0.09
Total	100.00%

(1)Includes equity investment in SLC.
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$28,955,027	$29,050,466	94.32%	226.00%
Europe	1,190,619	1,190,884	3.87	9.26
Canada	267,830	270,342	0.88	2.10
Cayman Islands	279,365	278,788	0.91	2.17
Australia	5,182	5,213	0.02	0.04
Total	$30,698,023	$30,795,693	100.00%	239.57%
As of December 31, 2021, no loans in the portfolio were on non-accrual status.
As of December 31, 2021, on a fair value basis, approximately 99.6% of performing debt investments bore interest at a floating rate and approximately 0.4% of performing debt investments bore interest at a fixed rate.
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

The following table presents the fair value hierarchy of financial instruments:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$5,096,942	$23,046,509	$28,143,451
Second lien debt	—	1,013,739	800,133	1,813,872
Unsecured debt	—	5,842	—	5,842
Structured finance obligations	—	81,018	205,592	286,610
Equity investments	—	—	545,918	545,918
Total investments	$—	$6,197,541	$24,598,152	$30,795,693
Unrealized appreciation (depreciation) on foreign currency forward contracts	—	—	1,505	1,505
Total	$—	$6,197,541	$24,599,657	$30,797,198
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Year Ended December 31, 2021
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments	Derivatives (2)
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments	23,377,520	818,076	206,135	528,924	24,930,655	—
Proceeds from principal repayments and sales of investments	(409,114)	(20,573)	—	—	(429,687)	(3,709)
Accretion of discount/amortization of premium	25,603	615	13	—	26,231	—
Net realized gain (loss)	(268)	231	—	—	(37)	3,709
Net change in unrealized appreciation (depreciation)	52,768	1,784	(556)	16,994	70,990	1,505
Fair value, end of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152	$1,505
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2021	$52,814	$1,784	$(556)	$16,994	$71,036	$1,505
(1)For the year ended December 31, 2021, there were no transfers into or out of Level 3.
(2)Includes the gain (loss) on the Company's forward purchase obligation as well as any unrealized appreciation (depreciation) on foreign currency forward contracts.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$22,414,991	Yield analysis	Discount rate	4.68%	10.34%	7.40%
	631,518	Market quotations	Broker quoted price	98.00	100.25	99.49
	23,046,509
Investments in second lien debt	400,584	Yield analysis	Discount rate	8.15%	13.04%	9.98%
	399,549	Market quotations	Broker quoted price	98.00	101.50	99.07
	800,133
Investments in structured finance	205,592	Market quotations	Broker quoted price	96.69	100.00	99.23
Investments in equity	74,022	Market approach	Performance multiple	7.25x	31.28x	21.38x
	22,722	Option pricing model	Expected volatility	30.00%	49.00%	38.24%
	236,774	Yield analysis	Discount rate	10.89%	12.19%	11.50%
	212,400	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	545,918
Total	$24,598,152
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

Financial Instruments Not Carried at Fair Value
Debt

	December 31, 2021
	Net Carrying Value	Fair Value
Bard Peak Funding Facility	$879,000	$879,000
Castle Peak Funding Facility	1,171,809	1,171,809
Maroon Peak Funding Facility	483,952	483,952
Summit Peak Funding Facility	1,643,154	1,643,154
Denali Peak Funding Facility	668,400	668,400
Bushnell Peak Funding Facility	395,500	395,500
Granite Peak Funding Facility	248,000	248,000
Middle Peak Funding Facility	799,550	799,550
Bison Peak Funding Facility	1,320,800	1,320,800
Blanca Peak Funding Facility	892,800	892,800
Windom Peak Funding Facility	989,759	989,759
Monarch Peak Funding Facility	567,400	567,400
Revolving Credit Facility	1,144,422	1,144,422
June 2024 Notes(1)	431,854	431,738
June 2026 Notes(1)	396,952	390,400
September 2024 Notes(1)	361,805	359,232
December 2026 Notes(1)	1,227,844	1,218,850
November 2026 Eurobonds (1)(2)	563,695	564,473
November 2024 Notes (1)	496,054	499,946
March 2027 Notes (1)	987,298	1,010,942
2021-1 BSL Debt(3)	661,910	663,148
2021-2 Debt(3)	504,124	505,750
MML 2021-1 Debt(3)	685,696	690,000
Short-Term Borrowings	718,156	718,156
Total	$18,239,934	$18,257,181

(1)The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(2)The 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction.
(3)The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2021:

December 31, 2021
Level 1	$—
Level 2	3,653,442
Level 3	14,603,739
Total debt	$18,257,181
Financial Instruments Not Carried at Fair Value

As of December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2021, the Company’s asset coverage was 170.2%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Siris Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Monarch Peak and Windom Peak Funding, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
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
As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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
The initial principal amount of the commitments under the Bard Peak Funding Facility was $600 million. Effective July 23, 2021, October 29, 2021, November 18, 2021 and December 15, 2021, the maximum commitment amount of the Bard Peak Funding Facility was $1,000 million, $1,500 million, $1,950 million and $1,650 million. respectively. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender. The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under credit facility must be repaid by March 15, 2026.
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
The initial principal amount of the Castle Peak Funding Facility was $200 million. Effective March 15, 2021, July 15, 2021 and December 21, 2021, the maximum commitment amount of the revolving credit commitments under the credit facility was $800 million, $1,300 million and $1,600 million, respectively. Proceeds from borrowings under the Castle Peak Funding Facility may be used to fund portfolio investments by Castle Peak Funding and to make advances under revolving loans or delayed draw term loans where Castle Peak Funding is a lender. The period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 8, 2024, and the Castle Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 8, 2026.
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
The initial principal amount of the Maroon Peak Funding Facility was $500 million. On February 26, 2021, March 23, 2021 and June 29, 2021, the maximum commitment amount of the revolving credit commitments under the credit facility was $560 million, $1,000 million and $700 million, respectively. Proceeds from borrowings under the Maroon Peak Funding Facility may be used to fund portfolio investments by Maroon Peak Funding and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender. All amounts outstanding under the Maroon Peak Funding Facility must be repaid by October 13, 2023, unless the parties have entered into an extension agreement.
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (which was subsequently amended and restated on May 12, 2021 and as further amended from time to time, the “Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
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
The initial principal amount of the Summit Peak Funding Facility is $500 million. Effective May 12, 2021 and October 29, 2021, the maximum commitment amount of the Summit Peak Funding Facility was $1,000 million and $2,000 million, respectively. Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender. The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 1, 2024, and the Summit Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 3, 2026.
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
The initial principal amount of the Denali Peak Funding Facility was $200 million, which was fully drawn. Effective September 30, 2021 and October 20, 2021, the maximum commitment amount of the Denali Peak Funding Facility was $600 and $675 million, respectively. Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender. Effective September 30, 2021, the period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on September 30, 2024, and the Denali Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 11, 2024.
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

The initial principal amount of the Bushnell Peak Credit Facility is $425 million. Effective December 6, 2021, the maximum commitment amount of the Bushnell Peak Funding Facility was increased to $600 million. Proceeds from borrowings under the Bushnell Peak Credit Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding Facility is a lender. All amounts outstanding under the Bushnell Peak Credit Facility must be repaid by the date that is two years after the closing date of the Bushnell Peak Credit Facility.
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

The initial principal amount of the Middle Peak Funding Facility is $500 million. On October 22, 2021, the Company amended the Middle Peak Funding Facility to, among other things, increase the maximum commitment amount to $800 million from $500 million. Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender. The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on June 30, 2024, and the Middle Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 3, 2033.
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

Advances under the Blanca Peak Funding Facility initially bear interest at a per annum rate equal to, at Blanca Peak Funding’s option, (x) in the case of dollar advances, LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency or (y) the applicable base rate in effect for such currency, plus an applicable margin adjusted at three-month intervals based on the proportions of the broadly syndicated obligations and other investments in the portfolio, with the applicable margin attributable to broadly syndicated obligations equal to 1.50% per annum and the applicable margin attributable to other portfolio investments equal to 2.00% per annum. Effective December 16, 2021, Blanca Peak Funding is required to utilize a minimum of 75% of the financing commitments, subject to adjustment as set forth in the Blanca Peak Funding Facility. Unused amounts below such minimum utilization amount accrue interest at a rate equal to the applicable margin described above. In addition, effective on December 16, 2021, Blanca Peak Funding will pay an unused fee on the daily unused amount of the financing commitments in excess of such minimum utilization amount, which amount shall initially be 0.50% per annum and shall decrease to 0.25% per annum from and after May 17, 2022, in addition to certain other fees as agreed between Blanca Peak Funding and Barclays. The unused fee shall be 0.0% for any date Blanca Peak Funding is utilizing more than 90% of the financing commitments.

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
Monarch Peak Funding Facility
On November 3, 2021, Monarch Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Monarch Peak Funding Facility”) with MUFG Bank, Ltd. (“MUFG”). MUFG serves as administrative agent, The Bank of New York Mellon Trust Company, National Association, serves as collateral agent, collateral custodian and collateral administrator and the Company serves as collateral manager under the Monarch Peak Funding Facility.
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

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $1,425 million. Effective September 7, 2021, November 5, 2021, November 16, 2021 the maximum commitment amount of the Revolving Credit Facility was $1,500 million, $3,000 million and $3,250 million, respectively. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on May 18, 2025, and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by May 18, 2026, pursuant to an amortization schedule.
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
As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Bonds
Private Placement Bonds
June 2024 Notes
On June 21, 2021, the Company entered into a Note Purchase Agreement (the ”Note Purchase Agreement”) governing the issuance of $435.0 million in aggregate principal amount of its 2.56% Series A Senior Notes (the “June 2024 Notes”) to qualified institutional investors in a private placement. The June 2024 Notes were issued on June 21, 2021 and will mature on June 21, 2024 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2024 Notes will be due semiannually on June 3 and December 3. In addition, the Company is obligated to offer to repay the June 2024 Notes at par if certain change in control events occur. The June 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that June 2024 notes receive a below investment grade rating by either one rating agency if there are only one or two rating agencies providing ratings of the June 2024 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), the June 2024 Notes will bear interest at a fixed rate of 3.56% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.

As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the June 2024 Notes.
June 2026 Notes
On August 17, 2021, the Company entered into the first supplement (the “First Supplement”) to the Note Purchase Agreement, governing the issuance of $400.0 million in aggregate principal amount of its 3.27% Series B Senior Notes (the “June 2026 Notes”) to qualified institutional investors in a private placement. The June 2026 Notes were issued on June 21, 2021 and will mature on June 21, 2026 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2026 Notes will be due semiannually on February 17 and August 17. In addition, the Company is obligated to offer to repay the June 2026 Notes at par if certain change in control events occur. The June 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event of a Below Investment Grade Event, the June 2026 Notes will bear interest at a fixed rate of 4.27% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the June 2026 Notes.
Rule 14A Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes which are collectively referred to as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the "Unsecured Notes Indentures").

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.
September 2024 Notes
On September 15, 2021, the Company issued $365.0 million aggregate principal amount of 1.750% notes due 2024 (the “September 2024 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of September 15, 2021 (and together with the Base Indenture, the “September 2024 Notes Indenture”), between the Company and U.S. Bank National Association (the “Trustee”).
The September 2024 Notes will mature on September 15, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2024 Notes Indenture. The September 2024 Notes bear interest at a rate of 1.750% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2022. The September 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2024 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

December 2026 Notes
On September 15, 2021, the Company issued $900.0 million aggregate principal amount of 2.625% notes due 2026 (the “December 2026 Notes”) pursuant to a supplemental indenture, dated as of September 15, 2021 (and together with the Base Indenture, the “December 2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The December 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2026 Notes Indenture. The December 2026 Notes bear interest at a rate of 2.625% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2022. The December 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the December 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
On October 13, 2021, the Company issued $350 million aggregate principal amount of 2.625% Notes due 2026 ("December 2026 Notes Upsize") under the Company's Base Indenture and December 2026 Notes Indenture. The December 2026 Notes Upsize were issued as “Additional Notes” under the December 2026 Notes Indenture and have identical terms to the Company's $900.0 million September 2026 Notes that were issued on September 15, 2021, other than the issue date and the issue price. The December 2026 Notes Upsize will be treated as a single class of notes with the December 2026 Notes for all purposes under the Indenture.
November 2026 Eurobonds
On November 2, 2021, the Company issued €500 million aggregate principal amount of 1.750% notes due 2026 (the “November 2026 Eurobonds”) pursuant to a supplemental indenture, dated as of November 2, 2021 (and together with the Base Indenture, the “November 2026 Eurobonds Indenture”), to the Base Indenture between the Company and the Trustee.
The November 2026 Eurobonds will mature on November 30, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2026 Eurobonds Indenture. The November 2026 Eurobonds bear interest at a rate of 1.750% per year payable annually on November 30 of each year, commencing on November 30, 2021. The November 2026 Eurobonds are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the November 2026 Eurobonds, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
November 2024 Notes
On November 22, 2021, the Company issued $500.0 million aggregate principal amount of 2.350% notes due 2024 (the “November 2024 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2021 (and together with the Base Indenture, the “November 20242 Notes Indenture”), between the Company and the Trustee.
The November 2024 Notes will mature on November 22, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2.350% Notes Indenture. The November 2024 Notes bear interest at a rate of 2.350% per year payable semi-annually on May 22 and November 22 of each year, commencing on May 22, 2022. The November 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2024 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

March 2027 Notes
On November 22, 2021, the Company issued $1.0 billion aggregate principal amount of 3.250% notes due 2024 (the “March 2027 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2021 (and together with the Base Indenture, the “March 2027 Notes Indenture”), between the Company and the Trustee.
The March 2027 Notes will mature on March 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2027 Notes Indenture. The March 2027 Notes bear interest at a rate of 3.250% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2022. The March 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
Debt Securitizations
2021-1 BSL Debt Securitization

On June 29, 2021, the Company completed a $876.6 million term debt securitization (the “2021-1 BSL Debt Securitization”), $819.5 million of which was funded on the closing date. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-1 BSL Debt Securitization (collectively, the “2021-1 BSL Notes”) were issued by BCRED BSL CLO 2021-1, Ltd. (“BCRED BSL CLO Issuer”), a special purpose vehicle with its ordinary shares owned in a Cayman Islands charitable trust, and BCRED BSL CLO 2021-1, LLC, wholly-owned subsidiary of BCRED BSL CLO Issuer (collectively, the “2021-1 BSL Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Company holds the subordinated notes of BCRED BSL CLO Issuer representing a residual economic interest in BCRED BSL CLO Issuer.
The following table presents information on the secured and unsecured notes issued in the 2021-1 BSL Debt Securitization:

		December 31, 2021
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	L+1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	L+1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	L+2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	L+3.35%	Baa3
Class E Notes(1)	Junior Secured Deferrable Floating Rate	—	L+7.00%	Ba3
Total Secured Notes		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 BSL Notes		$819,500
(1)The Class E Notes were initially issued as unfunded, undrawn class of notes, in the amount of $57.1 million, that may be funded after closing at direction of the Company.
(2)The Company retained all of the Subordinated Notes issued in the 2021-1 Debt Securitization which are eliminated in consolidation.
The 2021-1 BSL Notes mature in July 2034, unless redeemed by the 2021-1 BSL Issuers, at the direction of the Company as holder of the Subordinated Notes on any business day after July 20, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2021-1 BSL Issuers. The Class A Notes, Class B Notes, Class C Notes and Class D Notes are the secured obligations of the 2021-1 BSL Issuers and the Class E Notes and Subordinated Notes are the unsecured obligations of BCRED BSL CLO Issuer. The indenture governing the 2021-1 BSL Notes includes customary covenants and events of default.

The 2021-1 BSL Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to BCRED BSL CLO Issuer. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
2021-2 Debt Securitization
On November 1, 2021, the Company completed a $603.7 million term debt securitization (the “2021-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-2 Debt Securitization (collectively, the “2021-2 Notes”) were issued by BCRED BSL CLO 2021-2, Ltd. (“BCRED BSL CLO 2 Issuer”), a special purpose vehicle with its ordinary shares owned in a Cayman Islands charitable trust, and BCRED BSL CLO 2021-2, LLC, a wholly-owned subsidiary of BCRED BSL CLO 2 Issuer (collectively, the “2021-2 Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Company holds the subordinated notes of BCRED BSL CLO 2 Issuer representing a residual economic interest in BCRED BSL CLO 2 Issuer.
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		December 31, 2021
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

The 2021-2 Notes mature in October 2034, unless redeemed by the 2021-2 Issuers, at the direction of the Company as holder of the Subordinated Notes on any business day after October 20, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2021-2 Issuers. The Class A-L Loans, Class A Notes, Class B Notes, Class C Notes and Class D Notes are the secured obligations of the 2021-2 Issuers and the Subordinated Notes are the unsecured obligations of BCRED BSL CLO 2 Issuer. The indenture governing the 2021-2 Notes and the credit agreement governing the Class A-L Loans include customary covenants and events of default.

The 2021-2 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to BCRED BSL CLO 2 Issuer. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

2021-1 MML Debt Securitization
On December 15, 2021, the Company completed a $1,001.0 million term debt securitization (the “MML 2021-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2021-1 Debt Securitization (collectively, the “MML 2021-1 Notes”) were issued by BCRED MML CLO 2021-1 LLC (the "MML 2021-1 Issuer"), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		December 31, 2021
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Loans	Senior Secured Floating Rate	$50,000	L+1.48%	Aaa
Class A Notes	Senior Secured Floating Rate	480,000	L+1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	L+1.90%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	L+2.60%	A2
Total Secured Notes		690,000
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$1,001,000

(1)The Company retained all of the Subordinated Notes issued in the 2021-2 Debt Securitization which are eliminated in consolidation.

The Company retained all of the Subordinated Notes issued in the Debt Securitization in part in exchange for the Company’s sale and contribution to the Issuer of the initial closing date portfolio. The Debt is scheduled to mature on January 15, 2035; however the Debt may be redeemed by the Issuer, at the direction of the Fund as holder of the Subordinated Notes, on any business day after December 15, 2023. In connection with the sale and contribution, the Fund has made customary representations, warranties and covenants to the Issuer. The Class A Notes, the Class A Loans, Class B Notes and Class C Notes are secured obligations of the Issuer, the Subordinated Notes are the unsecured obligations of the Issuer, and the indenture governing the Notes and the credit agreement governing the Class A Loans, each include customary covenants and events of default.

The MML 2021-1 Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company serves as collateral manager to the MML 2021-1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $371.8 million as of December 31, 2021.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 2.13% per annum as of December 31, 2021. As of December 31, 2021 the Company had $218.2 million of short-term borrowings under the Repurchase Agreements.

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
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 2.62% per annum as of December 31, 2021. As of December 31, 2021 the Company had $500.0 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $494.0 million as of December 31, 2021.
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
The Company’s outstanding debt obligations were as follows:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (3)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (4)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (6)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (7)	435,000	435,000	431,854	—	—
June 2026 Notes (7)	400,000	400,000	396,952	—	—
September 2024 Notes (7)	365,000	365,000	361,805	—	—
December 2026 Notes (7)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	563,695	—	—
November 2024 Notes (7)	500,000	500,000	496,054	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,910	—	—
2021-2 Debt (9)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(5)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 43.6 million.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(7)The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(8)The 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction.
(9)The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
As of December 31, 2021 and December 31, 2020, $47.7 million and $0.0 million, respectively, of interest expense and $2.6 million and $0.0 million, respectively, of unused commitment fees were included in interest payable. For the year ended December 31, 2021, the weighted average interest rate on all borrowings outstanding was 2.21% (including unused fees and accretion of net discounts on unsecured debt) and the average principal debt outstanding was $6,153.4 million.
The components of interest expense were as follows:

Year Ended December 31, 2021
Borrowing interest expense	$127,795
Facility unused fees	5,236
Accretion of original issue discount	2,985
Amortization of financing costs and debt issuance costs	8,913
Total interest expense	$144,929
Cash paid for interest expense	$83,793

Note 7. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $4,870.5 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of December 31, 2021, the Company estimates that it had $3,971.0 million of investments attributable to the company that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2021, management is not aware of any pending or threatened material litigation.
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

Facility Agreement
On November 2, 2020, the Company entered into the Facility Agreement, which was subsequently amended and restated on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to private companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company elected to purchase, and in certain events the Company was required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company satisfied the Capital Condition, which occurred on January 7, 2021, it had no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waived the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”)), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.
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

For the year ended December 31, 2021, the Company acquired $610.6 million of investments from the Financing Provider, resulting in net realized gains of $3.7 million.
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
The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2021:

	December 31, 2021
	Shares	Amount
CLASS I
Subscriptions	341,024,028	$8,753,643
Share transfers between classes	799,544	20,647
Distributions reinvested	5,398,688	139,405
Share repurchases	(632,764)	(16,399)
Early repurchase deduction	—	249
Net increase (decrease)	346,589,496	$8,897,545
CLASS S
Subscriptions	131,072,273	$3,376,654
Share transfers between classes	(253,649)	(6,557)
Distributions reinvested	1,616,499	41,775
Share repurchases	(10,023)	(260)
Early repurchase deduction	—	77
Net increase (decrease)	132,425,100	$3,411,689
CLASS D
Subscriptions	17,218,211	$445,077
Share transfers between classes	(545,895)	(14,090)
Distributions reinvested	142,144	3,679
Share repurchases	—	—
Early repurchase deduction	—	8
Net increase (decrease)	16,814,460	$434,674
Total net increase (decrease)	495,829,056	$12,743,908

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2020:

	Shares	Amount
CLASS I
Subscriptions	2,060	$52
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	2,060	$52
CLASS S
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS D
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	2,060	$52
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D common shares of beneficial interest during the year ended December 31, 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D (1)
January 31, 2021	$25.25	$25.25	$—
February 28, 2021	25.36	25.36	—
March 31, 2021	25.49	25.49	—
April 30, 2021	25.59	25.59	—
May 31, 2021	25.80	25.80	25.80
June 30, 2021	25.81	25.81	25.81
July 31, 2021	25.80	25.80	25.80
August 31, 2021	25.84	25.84	25.84
September 30, 2021	25.90	25.90	25.90
October 31, 2021	25.93	25.93	25.93
November 30, 2021	25.91	25.91	25.91
December 31, 2021	25.93	25.93	25.93
(1)Class D commenced operations on May 1, 2021, at which time the Company first accepted subscriptions at a NAV per share of $25.59.

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D common shares of beneficial interest. The following table presents distributions that were declared during the year ended December 31, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
October 25, 2021	October 31, 2021	November 26, 2021	0.1740	46,729
November 23, 2021	November 30, 2021	December 29, 2021	0.1740	53,420
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	24,295	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1740	60,389
			$2.1149	$392,376

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
October 25, 2021	October 31, 2021	November 26, 2021	0.1557	14,400
November 23, 2021	November 30, 2021	December 29, 2021	0.1556	17,166
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	9,270	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1556	20,607
			$1.9007	$112,581

			Class D (2)
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	$0.1510	$205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
October 25, 2021	October 31, 2021	November 26, 2021	0.1686	1,654
November 23, 2021	November 30, 2021	December 29, 2021	0.1686	2,279
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	1,177	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1686	2,835
			$1.5172	$12,065
(1)Represents a special distribution.
(2)Class D commenced operations on May 1, 2021.
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
Through December 31, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.0955	$385,660	$1.8813	$110,018	$1.4978	$11,740
Net realized gains	0.0194	6,716	0.0194	2,563	0.0194	325
Total	$2.1149	$392,376	$1.9007	$112,581	$1.5172	$12,065

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
During the year ended December 31, 2021, approximately 642,787 shares were repurchased.

The following table further summarizes the share repurchases completed during the year ended December 31, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
May 28, 2021	5.00%	$25.81	June 30, 2021	$1,233	48,738	0.06%	—
August 31, 2021	5.00%	$25.90	September 30, 2021	$2,887	113,735	0.06%	—
November 30, 2021	5.00%	$25.93	December 31, 2021	$12,205	480,314	0.15%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

Note 9. Financial Highlights
The following are the financial highlights for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class I	Class S	Class D (6)
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income (1)	2.20	1.99	1.46
Net unrealized and realized gain (loss) (2)	0.84	0.84	0.39
Net increase (decrease) in net assets resulting from operations	3.04	2.83	1.85
Distributions from net investment income (3)	(2.09)	(1.88)	(1.49)
Distributions from net realized gains (3)	(0.02)	(0.02)	(0.02)
Net increase (decrease) in net assets from shareholders' distributions	(2.11)	(1.90)	(1.51)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.93	0.93	0.34
Net asset value, end of period	$25.93	$25.93	$25.93
Shares outstanding, end of period	346,591,556	132,425,100	16,814,460
Total return based on NAV (4)	12.56%	11.64%	7.43%
Ratios:
Ratio of net expenses to average net assets (5)	4.77%	5.85%	5.71%
Ratio of net investment income to average net assets (5)	8.61%	7.81%	8.31%
Portfolio turnover rate	29.14%	29.14%	29.14%
Supplemental Data:
Net assets, end of period	$8,985,674	$3,433,213	$435,933
Asset coverage ratio	170.2%	170.2%	170.2%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the year ended December 31, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.31, $0.38 and $0.15 impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the year ended December 31, 2021, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2021, the ratio of total operating expenses to average net assets was 5.36%, 6.29%, and 5.87% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.58%, 0.46% and 0.16% on Class I, Class S and Class D, respectively, of average net assets.
(6)Class D commenced operations on May 1, 2021.
(7)The per share amount rounds to less than $0.01 per share.

Note 10. Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among the Company, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), Twin Peaks, Teacher Retirement System of Texas, an investor in Seller, and the Adviser, the Company acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers (including delayed draw term loans), five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. The purchase price represents the fair market value of the Assets of $1,059.0 million determined pursuant to the Company’s valuation procedures (including approval of the valuations by the Company’s Board after review of reports provided by independent valuation providers) within 48 hours of the closing, less the amount of assumed borrowings (including accrued interest) of $338.0 million. The Seller is an entity owned and controlled by a third party and advised by an affiliate of the Adviser. An affiliate of the Adviser owns an approximately 2.9% non-voting interest in the Seller. The acquisition of Twin Peaks was funded with cash on hand, which primarily consisted of proceeds from the Company’s offering of its common shares.

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

Note 11. Income Taxes
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2021, permanent differences were as follows:

Year Ended December 31, 2021
Undistributed net investment income (loss)	$(5,096)
Accumulated net realized gain (loss)	9,672
Paid In Capital	$4,576
During the year ended December 31, 2021, permanent differences were principally related to non-deductible offering costs.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2021:

Year Ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$627,882
Net unrealized (appreciation) depreciation	(103,901)
Realized gain (loss) for tax not included in book income	(3,906)
Non-deductible Capital Gains Incentive Fee	15,058
Other non-deductible expenses and excise taxes	4,826
Net Post-October Capital Loss Deferrals	—
Total accumulated under-distributed (over-distributed) earnings	$539,959

The following reconciles the increase in net assets resulting from operations to taxable income for the year ended December 31, 2021:

Year Ended December 31, 2021
Distributable ordinary income	$22,940
Distributable capital gains	—
Other temporary book/tax differences	(16,075)
Net unrealized appreciation/(depreciation) on investments	102,342
Total accumulated under-distributed (over-distributed) earnings	$109,207
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2021 is as follows:

Year Ended December 31, 2021
Gross unrealized appreciation	$137,149
Gross unrealized depreciation	(34,807)
Net unrealized appreciation (depreciation)	$102,342

Tax cost of investments	$30,693,351
All of the dividends declared during the year ended December 31, 2021 were derived from ordinary income, as determined on a tax basis.

BCRED Investments LLC, a wholly owned subsidiary formed in 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments LLC is subject to U.S. Federal, state and local taxes. For the Company's tax year ended December 31, 2021 BCRED Investments LLC activity did not result in a material provision for income taxes.

Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company's financial statements. The Company's federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2021, except as discussed below.

January Subscriptions and Dividend Declarations

The Company received approximately $1.5 billion of net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective January 1, 2022.

On January 26, 2022, the Company’s Board declared distributions of $0.1740 per Class I share, $0.1556 per Class S share, and $0.1686 per Class D share, which is payable on February 24, 2022 to shareholders of record as of January 31, 2022.

February Subscriptions

The Company received approximately $1.7 billion of net proceeds relating to the issuance of Class I, Class D and Class S shares for subscriptions effective February 1, 2022.

On February 23, 2022, the Company’s Board declared distributions of $0.1740 per Class I share, $0.1556 per Class S share, and $0.1686 per Class D share, which is payable on March 24, 2022 to shareholders of record as of February 28, 2022.

The Company has closed on aggregate subscriptions of approximately $15.8 billion since the time it commenced operations on January 7, 2021.

Financing Transactions
January 2025 Notes
On January 18, 2022, the Company issued $500.0 million aggregate principal amount of 2.700% notes due in 2025 (the "January 2025 Notes") pursuant to a supplemental indenture, dated as of January 18, 2022 (and together with the Base Indenture, the "January 2025 Notes Indenture"), to the Base Indenture between the Company and the Trustee. The January 2025 Notes will mature on January 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2025 Notes Indenture. The 2025 Notes bear interest at a rate of 2.700% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2022. The 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
January 2029 Notes
On January 18, 2022, the Company issued $650.0 million aggregate principal amount of 4.000% notes due in 2029 (the "January 2029 Notes") pursuant to a supplemental indenture, dated as of January 18, 2022 (and together with the Base Indenture, the "January 2029 Notes Indenture"), to the Base Indenture between the Company and the Trustee. The January 2029 Notes will mature on January 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2029 Notes Indenture. The January 2029 Notes bear interest at a rate of 4.000% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2022. The January 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
Revolving Credit Facility
On March 7, 2022, the Company amended the Revolving Credit Facility to, among other things, provide that the amount of indebtedness under the agreement shall not exceed 22.5% of shareholders equity.

Other

Newly Formed Joint Venture
On January 19, 2022, a wholly-owned subsidiary of the Company entered into a joint venture (the “JV”) with Emerald Limited Partner, a vehicle controlled by a large North American pension fund (the “JV partner”). The initial JV portfolio consists of approximately $1,604.1 million (at fair market value) of primarily private unitranche loans, along with first lien loans, second lien debt and liquid investments. In addition to the initial portfolio, the JV intends to acquire over time and hold approximately $1,500 million of broadly syndicated loans. The Company and the JV partner contributed approximately $733.4 million of cash and net assets of approximately $244.5 million (i.e. $977.8 million in net assets contributed less $733.4 million in cash received by the JV partner), respectively, to the JV in exchange for initial equity ownership interests of approximately 75% and approximately 25%, respectively. The Company and the JV partner will have equal voting rights with respect to the JV and the JV’s general partner. The JV will not be consolidated in the Company’s consolidated financial statements.
Interest Rate Swaps
On February 15, 2022, the Company entered into four interest rate swap transactions to hedge a portion of the Company's fixed rate debt and to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. The Company designated the interest rate swaps as the hedging instrument in an effective fair value hedge accounting relationship, and therefore the periodic payments will be recognized as components of interest expense in the Consolidated Statements of Operations. The Company’s interest rate swaps are with one counterparty and are centrally cleared through a registered commodities exchange. Certain information related to the Company’s interest rate swaps are presented below:

Counterparty	Company Receives	Company Pays	Maturity Date	Notional Amount
Goldman Sachs Bank USA	Fixed 2.56%	SOFR + 92.625 bps	6/21/2024	$435,000
Goldman Sachs Bank USA	Fixed 1.75%	SOFR + 8.35 bps	9/15/2024	365,000
Goldman Sachs Bank USA	Fixed 2.35%	SOFR + 65.75 bps	11/22/2024	500,000
Goldman Sachs Bank USA	Fixed 2.70%	SOFR + 99.30 bps	1/15/2025	500,000

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
(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board.  The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities.  Our Board consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board.  These individuals are referred to as independent trustees.  Our Board elects the Company’s executive officers, who serve at the discretion of the Board. Effective October 18, 2021, the Board appointed Vikrant Sawhney as a trustee of the Company. Effective March 11, 2022, the Board appointed David Goldberg as interim Chief Accounting Officer and interim Treasurer of the Company coinciding with the resignation of Robert Busch as the Chief Accounting Officer and Treasurer of the Company. The resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.
Board of Trustees and Executive Officers
Our business and affairs are managed under the direction of our Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board of Trustees. We refer to these individuals as our independent Trustees. Our Board of Trustees elects our executive officers, who serve at the discretion of the Board of Trustees.
Trustees
Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Daniel H. Smith, Jr.	1963	Trustee	2020
Brad Marshall	1972	Trustee, Chairperson, and Chief Executive Officer	2020
Vikrant Sawhney	1970	Trustee	2021
Independent Trustees:
Robert Bass	1949	Trustee	2020
Tracy Collins	1963	Trustee	2020
Vicki L. Fuller	1957	Trustee	2020
James F. Clark	1961	Trustee	2020
The address for each trustee is c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board of Trustees will be divided into three classes of trustees serving staggered terms of three years each.
Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position
Stephan Kuppenheimer	1970	Chief Financial Officer
Katherine Rubenstein	1978	Chief Operating Officer
Carlos Whitaker	1976	President
Robert Busch(1)	1982	Chief Accounting Officer and Treasurer
Beth Chartoff	1969	Public Relations Officer
Marisa J. Beeney	1970	Chief Compliance Officer, Chief Legal Officer and Secretary

(1)Robert Busch resigned from the Company, effective March 11, 2022 and will be replaced by David Goldberg on an interim basis.
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
Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Chief Executive Officer of the Company, Senior Managing Director of Blackstone and Head of North America Private Credit. Mr. Marshall is head of Blackstone Credit’s North America Private Credit business and a Senior Managing Director of Blackstone. Mr. Marshall also serves on the board of trustees of Blackstone Secured Lending Fund (“BXSL”). Mr. Marshall focuses on Blackstone Credit’s Direct Lending effort and is a member of the performing credit investment committee. Before joining Blackstone Credit in 2005, at its inception, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as chief financial officer. Mr. Marshall received an MBA from McGill University in Montreal and a BA (Honors) in Economics from Queen’s University in Kingston, Canada.
Daniel H. Smith, Jr., Trustee, Senior Managing Director of Blackstone and Head of Liquid Credit Strategies. Mr. Smith is a Trustee of the Company, a Senior Managing Director of Blackstone Inc. and is Head of Liquid Credit Strategies unit, which includes various commingled credit funds, permanent capital vehicles, CLOs, closed-end funds and leveraged and unleveraged separately managed accounts (“SMAs”). Mr. Smith is also the Chief Executive Officer, Trustee and Chairman of Blackstone Senior Floating Rate Term Fund (“BSL”), Blackstone Long-Short Credit Income Fund (“BGX”), Blackstone Strategic Credit Fund (“BGB”), Blackstone Floating Rate Enhanced Income Fund (“BGFLX”). He is also a trustee of BXSL. Mr. Smith joined Blackstone Credit from the Royal Bank of Canada in July 2005 where he was a Managing Partner and Co-Head of RBC Capital Market’s Alternative Investments Unit. Mr. Smith joined RBC in 2001 from Indosuez Capital, a division of Crédit Agricole Indosuez, where he was a Co-Head and Managing Director overseeing the firm’s debt investments business and merchant banking activities. Prior to Indosuez Capital, Mr. Smith was a Principal at Frye-Louis Capital Management in Chicago. He began his career in investment management in 1987 at Van Kampen American Capital (f/k/a Van Kampen Merritt), a mutual fund company in Chicago where he held a variety of positions including Co-Head of the firm’s high-yield investment group and head of the firm’s equity fund complex. Mr. Smith received a B.S. in Petroleum Engineering from the University of Southern California and a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University.
Vikrant Sawhney, Trustee, Senior Managing Director of Blackstone and Chief Administrative Officer. Mr. Sawhney currently serves as Chief Administrative Officer and Global Head of Institutional Client Solutions of Blackstone Inc. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, and prior to that was an Associate at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney represented Blackstone as a Rockefeller Fellow during 2010-2011, and currently sits on the board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization. He graduated from Dartmouth College and received a J.D. from Harvard Law School.
Independent Trustees

Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass served on the board of directors of Bowlero Corporation and as the chairman of the audit committee starting in December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting, including with respect to companies in the e-commerce sector, and his experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s SEC filings, all of which make him well qualified to serve on our Board. Mr. Bass also serves on the board of trustees of BXSL.
James F. Clark. Mr. Clark has served as a Partner with Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. At Sound Shore, Mr. Clark is a generalist on the investment team, responsible for the firm’s investments in energy, industrials, materials and utilities. His tenure also includes heading Sound Shore’s Environmental, Social, and Governance (ESG) Committee and having served on its Investment Committee and operating committee. Previously, Mr. Clark worked at Credit Suisse First Boston (CSFB) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, 2000-2004, and as the firm’s International and Domestic Oil Analyst, 1989-2000. Mr. Clark was selected to Institutional Investor magazine’s All America Research teams, 1993-1999. Mr. Clark was also named a Wall Street Journal All-Star Analyst, 1994 to 1999, and named to that newspaper’s All-Star Analyst Hall of Fame in 1998 and 1999. Mr. Clark has an MBA from Harvard University and a BA from Williams College, cum laude and with highest honors. Mr. Clark also has served as a winter adjunct faculty member at Williams College, 2020-2021. Mr. Clark also serves on the board of trustees of BXSL.
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
Executive Officers Who are not Trustees
Marisa J. Beeney, Chief Compliance Officer, Chief Legal Officer and Secretary of the Company, Senior Managing Director and General Counsel of Blackstone Credit. Ms. Beeney has been with Blackstone Credit since 2007 and is a Senior Managing Director and General Counsel of Blackstone Credit. As General Counsel, Ms. Beeney works on a variety of legal matters within Blackstone Credit and oversees all legal and compliance issues. Ms. Beeney is the Chief Compliance Officer, Chief Legal Officer and Secretary of BSL, BGX, BGB, BGFLX and BXSL. Before joining Blackstone Credit, Ms. Beeney was an attorney at DLA Piper within the finance group. Prior to that, she worked at Latham & Watkins primarily on project finance and development transactions, as well as leveraged finance transactions, restructurings and certain structured credit products. Ms. Beeney holds a B.S. in Engineering from Cornell University, and a J.D., magna cum laude, from Boston University.
Robert Busch, Chief Accounting Officer and Treasurer. Mr. Busch is the Chief Accounting Officer and Treasurer of the Company and a Managing Director with Blackstone Credit. Mr. Busch is the Chief Financial Officer and Treasurer of BSL, BGX, BGB and BGFLX and the Treasurer and Chief Accounting Officer of BCRED. Mr. Busch joined Blackstone Credit in 2018. Mr. Busch worked previously at Fifth Street Asset Management from 2012 to 2018, where he was Senior Vice President Finance and served as Controller of the firm’s two publicly traded business development companies and publicly traded alternative asset manager. Prior to that, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.
David Goldberg, Interim Chief Accounting Officer and Interim Treasurer (effective March 11, 2022). Mr. Goldberg is a Managing Director with Blackstone in the Global Fund Finance group where he oversees the accounting, financial reporting and fund administration for Blackstone’s credit, liquid and insurance funds. Before joining Blackstone in 2008, Mr. Goldberg was an AVP at Lehman Brothers in the Real Estate Private Equity Group overseeing two real estate mezzanine funds. Prior to that, Mr. Goldberg worked as a manager in the joint venture group at New Plan Excel Realty Trust. Mr. Goldberg began his career in the financial services group at PricewaterhouseCoopers. Mr. Goldberg received a BA from Queens College, City University of New York, where he graduated with Cum Laude, with a major in Accounting and Information Systems and a minor in Economics. He is a licensed Certified Public Accountant.
Stephan Kuppenheimer, Chief Financial Officer of the Company, Senior Managing Director of Blackstone and Global Head of Capital Formation of Blackstone Credit. Mr. Kuppenheimer is the Chief Financial Officer and a member of the Investment Committee of the Company, a Senior Managing Director of Blackstone and the Global Head of Capital Formation for Blackstone Credit, overseeing the firm’s structuring, financing and related capital markets activities. He also serves as a Portfolio Manager and Chief Financial Officer of BXSL and is a member of Blackstone Credit’s performing credit investment committee. Before joining Blackstone Credit, then known as GSO Capital Partners, in 2015 Mr. Kuppenheimer was a Senior Managing Director at Stifel Financial where he served as Head of Principal Investing and Head of Debt Capital Markets from 2010 to 2015. Prior to Stifel, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management company focused on U.S. credit products which acted as an asset manager of the Capital Purchase Program on behalf of the US Treasury Department. Previously, Mr. Kuppenheimer lead structured credit businesses for Merrill Lynch and Credit Suisse and began his career as an attorney for Brown & Wood. Mr. Kuppenheimer received a J.D., with Distinction, from Emory University School of Law and a B.A. from Colgate University with Honors in Philosophy. Mr. Kuppenheimer serves on the board of trustees of the George Jackson Academy.
Katherine Rubenstein, Chief Operating Officer of the Company, Managing Director in Blackstone Credit. Ms. Rubenstein is the Chief Operating Officer of the Company and a Managing Director of Blackstone. Before joining Blackstone Credit in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit Advantage), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for Blackstone Credit’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an MBA from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an AB from Dartmouth College.

Carlos Whitaker, President of the Company, Senior Managing Director in Blackstone Credit. Mr. Whitaker is the President of the Company and Blackstone Private Credit Fund and a Senior Managing Director of Blackstone. Before joining Blackstone Credit in 2021, Mr. Whitaker served as Head of New York and Co-Head of EMEA Equity Advisory Sales of Credit Suisse in the Investment Banking division. As a senior salesperson, Carlos was responsible for developing relationships with large institutional clients, profitably growing revenues, selling initial public offerings and secondary offerings, as well as cross-selling the bank’s other products. His clients consisted of large institutional asset management firms that employ a myriad of investment strategies including long only, long/short equity, event driven, risk arbitrage, and global macro. Mr. Whitaker began his career at Credit Suisse in 2000 as an Analyst. Mr. Whitaker sits on the boards of New York for McCombs and Rising Stars Capital Management, which is a nonprofit focused on increasing Black representation in the finance industry. Mr. Whitaker graduated with honors from the University of Texas at Austin, holding a Bachelor of Arts from the Plan II Honors Program, Bachelor of Business Administration in Accounting and Master in Professional Accounting.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2021, such persons complied with all such filing requirements.
Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of March 8, 2022:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Daniel H. Smith, Jr.	over $100,000	over $100,000
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney (4)	None	None
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki L. Fuller (5)	None	None
James F. Clark (6)	over $100,000	over $100,000
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of March 8, 2022, multiplied by the Company’s net asset value per share as of December 31, 2021.
(3)The "Fund Complex" consists of the Company, Blackstone Secured Lending Fund, the Blackstone Credit Closed-End Funds (Blackstone Senior Floating Rate Term Fund, Blackstone Long Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund), as well as the Blackstone Real Estate Income Funds (Blackstone Real Estate Income Fund, Blackstone Real Estate Income Fund II and Blackstone Real Estate Income Master Fund), the Blackstone Alternative Alpha Funds (Blackstone Alternative Alpha Fund, Blackstone Alternative Alpha Fund II and Blackstone Alternative Alpha Master Fund) and Blackstone Alternative Multi-Strategy Fund.
(4)Mr. Sawhney joined the Board on October 18, 2021.
(5)Ms. Fuller joined the Board on August 26, 2020.
(6)Mr. Clark joined the Board on November 5, 2020.

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

	Total Compensation earned from the Company for Fiscal Year 2021 (7)	Total Compensation earned from Fund Complex for Fiscal Year 2021 (8)
Interested Trustees
Daniel H. Smith, Jr. (1)	$—	$—
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)(4)	$—	$—
Independent Trustees
Robert Bass (3)	$146,250	$297,250
Tracy Collins	$138,750	$279,750
Vicki L. Fuller (5)	$138,750	$279,750
James F. Clark (6)	$138,750	$276,250
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Mr. Goodman resigned from the Board on December 31, 2021.
(3)Includes compensation as chairman of Audit
(4)Mr. Sawhney joined the Board on October 18, 2021.
(5)Ms. Fuller joined the Board on August 26, 2020.
(6)Mr. Clark joined the Board of November 5, 2020.
(7)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(8)The Blackstone Credit Closed-End Funds, the Blackstone Real Estate Income Funds, the Blackstone Alternative Alpha Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Private Credit Fund does pay compensation to the Independent Trustees of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of March 8, 2022, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 625,707,697 shares outstanding as of March 8, 2022.
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

	Type of Ownership	Number	Percentage
Interested Trustees
Daniel H. Smith, Jr.	Record/Beneficial	21,851	*
Brad Marshall	Record/Beneficial	65,554	*
Vikrant Sawhney	—	—	—
Independent Trustees
Robert Bass	Record/Beneficial	4,370	*
Tracy Collins	—	—	—
Vicki L. Fuller	—	—	—
James F. Clark	Record/Beneficial	15,296	*
Executive Officers Who Are Not Directors(1)
Stephan Kuppenheimer	Record/Beneficial	21,851	*
Katherine Rubenstein	Record/Beneficial	2,982	*
Carlos Whitaker	—	—	—
Robert Busch (2)	—	—	—
Marisa J. Beeney	Record/Beneficial	986	*
All officers and Trustees as a group (12 persons)

* Less than 1%
(1)The address for all of the Company’s officers and Trustees is c/o Blackstone Credit BDC Advisers LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.
(2)Robert Busch resigned from the Company, effective March 11, 2022 and will be replaced by David Goldberg on an interim basis.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Investment Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Payment of Our Expenses under the Investment Advisory and Administration Agreements.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.
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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the year ended December 31, 2021 and December 31, 2020 were $600,000 and $50,000, respectively.
Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate audit-related fees billed by Deloitte & Touche LLP for the year ended December 31, 2021 and December 31, 2020 were $170,000 and $0, respectively.
Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2021.
Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the year ended December 31, 2021.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2021.
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2021.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2021.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2021. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 122 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Second Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2022).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2021).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2, filed on September 2, 2021).

4.2
Master Note Purchase Agreement, dated as of June 21, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

4.3
Indenture, dated June 29, 2021, by and among BCRED BSL CLO 2021-1, Ltd. as issuer, BCRED BSL CLO 2021-1, LLC as co-issuer and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

4.4
Indenture, dated as of September 15, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.4.1
First Supplemental Indenture, dated as of September 15, 2021, relating to the 1.750% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.4.2
Second Supplemental Indenture, dated as of September 15, 2021, relating to the 2.625% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.4.3
Third Supplemental Indenture, dated as of November 2, 2021, relating to the 1.750% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2021).

4.4.4
Fourth Supplemental Indenture, dated as of November 22, 2021, relating to the 2.350% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.4.5
Fifth Supplemental Indenture, dated as of November 22, 2021, relating to the 3.250% Notes due 2027, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.4.6
Sixth Supplemental Indenture, dated as of January 18, 2022, relating to the 2.700% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.4.7
Seventh Supplemental Indenture, dated as of January 18, 2022, relating to the 4.000% Notes due 2029, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.4.8	Form of 1.750% Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.4.9	Form of 2.625% Notes due 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.4.10	Form of 1.750% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

4.4.11	Form of 2.350% Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.4.12	Form of 3.250% Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.4.13	Form of 2.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.4.14	Form of 4.000% Notes due 2029 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.5
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

4.7
Registration Rights Agreement, dated as of November 22, 2021, relating to the 2024 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.8
Registration Rights Agreement, dated as of November 22, 2021, relating to the 2027 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.9
Registration Rights Agreement, dated as of January 18, 2022, relating to the 2025 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.10
Registration Rights Agreement, dated as of January 18, 2022, relating to the 2029 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc., and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.11	Description of Securities. *

10.1	Investment Advisory Agreement between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.2
Intermediary Manager Agreement between the Company and the Intermediary Manager, dated October 5, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.3	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company's Registration Statement on Form N-2, filed on September 30, 2020).

10.4	Distribution and Shareholder Servicing Plan of the Registrant, dated October 5, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.5
Custodian Agreement between the Company and State Street Bank and Trust Company, dated October 5, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.6
Administration Agreement between the Company and the Administrator, dated October 5, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.7
Escrow Agreement by and among the Company, Blackstone Securities Partners L.P., and UMB Bank, N.A., dated October 5, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.8	Agency Agreement between the Company and DST Systems, Inc., dated October 5, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.9
Expense Support and Conditional Reimbursement Agreement by and between the Company and Adviser, dated October 5, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.10	Multi-Class Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.11	Distribution Reinvestment Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.12
Securities Purchase Agreement, dated March 5, 2021, by and among the Company, Twin Peaks Parent LLC, BCRED Twin Peaks LLC, Teacher Retirement System of Texas and Blackstone Credit BDC Advisors LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.13
Credit and Security Agreement, dated as of January 8, 2021, by and among BCRED Castle Peak Funding LLC, as borrower, the Company, as equityholder and collateral manager, and Citibank, N.A., as administrative agent and Wilmington Trust, National Association, as custodian, collateral agent and collateral administrator (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.13.1
Amendment No. 3, dated as of December 21, 2021, amending and restating the Credit and Security Agreement, dated as of January 8, 2021, by and among BCRED Castle Peak Funding LLC as borrower, the Company as equitholder and collateral manager, and Citibank, N.A., as administrative agent and Wilmington Trust, National Associate, as custodian, collateral agent and collateral administrator.*

10.14
Credit Agreement, dated as of January 28, 2021, by and among BCRED Maroon Peak Funding LLC, the Company, Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.14.1
Second Amendment, dated as of May 27, 2021, amending and restating the Credit Agreement dated as of January 28, 2021, by and among BCRED Maroon Peak Funding LLC, the Company, Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent and U.S. Bank National Association, as collateral agent.*

10.15
Revolving Credit and Security Agreement, dated as of March 15, 2021, by and among BCRED Bard Peak Funding LLC, as borrower, BNP Paribas as administrative agent, Wells Fargo Bank, National Association as collateral agent and the Company as servicer and equityholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 18, 2021).

10.15.1
Amendment No 4., dated as of November 18, 2021, amending and restating the Revolving Credit and Security Agreement, dated as of March 15, 2021, by and among BCRED Bard Peak Funding LLC, as borrower BNP Paribas, as administrative agent, Wells Fargo Bank, National Association as collateral agent and the Company as servicer and equity holder.*

10.16
Loan Financing and Servicing Agreement, dated as of October 11, 2018, by and among BCRED Denali Peak Funding LLC (f/k/a GSO Downing Street LLC), Twin Peaks (f/k/a GSO Direct Lending Fund-D LP), as servicer, Deutsche Bank AG, New York Branch, as facility agent, and U.S. Bank National Association as collateral agent and custodian (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.16.1
Third Omnibus Amendment to Transaction Documents, dated as of September 30, 2021, ame nding and restating the Loan Financing Servicing Agreement, dated as of October 11, 2018, by and among BCRED Denali Peak Funding LLC (f/k/a GSO Downing Street LLC), Twin Peaks (f/k/a GSO Direct Lending Fund-D LP), as servicer, Deutsche Bank AG, New York Branch, as facility agent, and Wilmington Trust, National Association as collateral agent and custodian.*

10.16.2
Joinder Agreement, dated as of October 20, 2021, by and among BCRED Denali Peak Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as the facility agent and the financial institution identified therein.*

10.17
Senior Secured Revolving Credit Facility, dated as of March 3, 2021, by and among BCRED Summit Peak Funding LLC, as borrower, Société Generale as agent and swingline lender, Wilmington Trust, National Association, as collateral agent, custodian and collateral administrator and the Company as servicer and equityholder (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.17.1
Amendment No. 3, dated as of October 29, 2021, amending and restating the Loan and Servicing Agreement, dated as of March 3, 2021, by and among BCRED Summit Peak Funding LLC, as borrower, Société Generale as agent and swingline lender, Wilmington Trust, National Association, as collateral agent, collateral custodian and collateral administrator and the Company as servicer and equityholder (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021).

10.18
Senior Secured Credit Agreement, dated as of May 18, 2021, by and among the Company, Citibank N.A., as administrative agent, and Citibank, N.A. and BofA Securities, Inc. as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 25, 2021).

10.18.1
Incremental Assumption Agreement, dated September 7, 2021, relating to the Senior Secured Credit Agreement dated as of May 18, 2021 among the Company, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021).

10.18.2
Amendment No. 1 dated as of November 5, 2021 to the Senior Secured Credit Agreement dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 15, 2021).

10.18.3
Amendment No. 2 dated as of March 7, 2022 to the Senior Secured Credit Agreement dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent.*

14.1	Code of Ethics. *

21.1	Subsidiaries. *

24.1	Power of Attorney. *

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Private Credit Fund

Date: March 9, 2022	By:	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 9, 2022.

Name	Title

/s/ Brad Marshall	Chief Executive Officer and Trustee
Brad Marshall

/s/ Stephan Kuppenheimer	Chief Financial Officer
Stephan Kuppenheimer

/s/ Robert W. Busch	Chief Accounting Officer and Treasurer
Robert W. Busch

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ James Clark	Trustee
James Clark

/s/ Vicki Fuller	Trustee
Vicki Fuller

/s/ Daniel H. Smith, Jr.	Trustee
Daniel H. Smith, Jr.

/s/ Vikrant Sawhney	Trustee
Vikrant Sawhney