Form 10-Q
period 2022-03-31
Blackstone Private Credit Fund
filed 2022-05-13
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of May 13, 2022 was 516,309,314, 211,850,917 and 30,402,828 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2022 subscriptions since the issuance price is not yet finalized at this time.

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
•turmoil in Ukraine and Russia and the potential for volatility in energy prices and its impact on the industries in which we invest;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of this Form 10-Q. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $36,851,314 and $30,483,619 at March 31, 2022 and December 31, 2021, respectively)	$36,845,765	$30,579,870
Non-controlled/affiliated investments (cost of $583 and $583 at March 31, 2022 and December 31, 2021, respectively)	1,799	1,614
Controlled/affiliated investments (cost of $924,724 and $213,821 at March 31, 2022 and December 31, 2021, respectively)	929,910	214,209
Total investments at fair value (cost of $37,776,621 and $30,698,023 at March 31, 2022 and December 31, 2021, respectively)	37,777,474	30,795,693
Cash and cash equivalents (restricted cash of $138,810 and $2,500 at March 31, 2022 and December 31, 2021, respectively)	1,642,981	617,986
Interest receivable from non-controlled/non-affiliated investments	284,521	194,493
Deferred financing costs	79,984	76,357
Deferred offering costs	1,890	2,471
Receivable for investments sold	627,061	663,594
Subscription receivable	—	826
Unrealized appreciation on foreign currency forward contracts	—	1,505
Other assets	1,558	789
Total assets	$40,415,469	$32,353,714
LIABILITIES
Debt (net of unamortized debt issuance costs of $89,222 and $61,526 at March 31, 2022 and December 31, 2021, respectively)	$19,073,255	$18,239,934
Payable for investments purchased	3,034,472	997,408
Management fees payable	50,627	35,038
Income based incentive fee payable	48,148	36,004
Capital gains incentive fee payable	4,557	15,058
Interest payable	76,940	50,294
Due to affiliates	7,483	9,348
Distribution payable (Note 8)	117,617	100,155
Payable for share repurchases (Note 8)	54,464	12,205
Unrealized depreciation on foreign currency forward contracts	11,957	—
Accrued expenses and other liabilities	33,542	3,450
Total liabilities	22,513,062	19,498,894
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.01 par value (693,235,505 and 495,831,116 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	6,932	4,958
Additional paid in capital	17,843,265	12,734,425
Distributable earnings (loss)	52,210	115,437
Total net assets	17,902,407	12,854,820
Total liabilities and net assets	$40,415,469	$32,353,714
NET ASSET VALUE PER SHARE
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$12,273,986	$8,985,674
Common shares outstanding ($0.01 par value, unlimited shares authorized)	475,287,142	346,591,556
Net asset value per share	$25.82	$25.93
Class S Shares:
Net assets	$4,931,495	$3,433,213
Common shares outstanding ($0.01 par value, unlimited shares authorized)	190,961,700	132,425,100
Net asset value per share	$25.82	$25.93
Class D Shares:
Net assets	$696,926	$435,933
Common shares outstanding ($0.01 par value, unlimited shares authorized)	26,986,663	16,814,460
Net asset value per share	$25.82	$25.93
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$512,807	$34,203
Payment-in-kind interest income	21,419	122
Dividend income	1,510	—
Fee income	649	64
From controlled/affiliated investments:
Dividend income	19,301	—
Total investment income	555,686	34,389
Expenses:
Interest expense	113,390	3,440
Management fees	50,627	4,380
Income based incentive fee	48,148	2,845
Capital gains incentive fee	(10,502)	2,802
Distribution and shareholder servicing fees
Class S	9,453	358
Class D	383	—
Professional fees	1,688	578
Board of Trustees’ fees	194	139
Administrative service expenses (Note 3)	1,186	295
Other general & administrative	2,370	935
Organization costs	—	1,090
Amortization of continuous offering costs	928	771
Total expenses	217,865	17,633
Expense support (Note 3)	—	(2,199)
Management fees waived (Note 3)	—	(4,380)
Incentive fees waived (Note 3)	—	(2,845)
Net expenses	217,865	8,209
Net investment income before excise tax	337,821	26,180
Excise tax expense	117	—
Net investment income after excise tax	337,704	26,180
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(78,095)	16,210
Controlled/affiliated investments	4,797	—
Non-controlled/affiliated investments	184	—
Foreign currency forward contracts	(13,462)	—
Forward purchase obligation (Note 7)	—	1,910
Net unrealized appreciation (depreciation)	(86,576)	18,120
Realized gain (loss):
Non-controlled/non-affiliated investments	1,662	417
Forward purchase obligation (Note 7)	—	1,461
Derivative (Note 7)	—	2,334
Foreign currency transactions	953	81
Net realized gain (loss)	2,615	4,293
Net realized and unrealized gain (loss)	(83,961)	22,413
Net increase (decrease) in net assets resulting from operations	$253,743	$48,593
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operations:
Net investment income	$337,704	$26,180
Net realized gain (loss) on investments	2,615	4,293
Net change in unrealized appreciation (depreciation) on investments	(86,576)	18,120
Net increase (decrease) in net assets resulting from operations	253,743	48,593
Distributions to common shareholders:
Class I	(224,687)	(21,120)
Class S	(80,248)	(2,530)
Class D	(11,981)	—
Net decrease in net assets resulting from distributions	(316,916)	(23,650)
Share transactions:
Class I:
Proceeds from shares sold	3,253,768	1,805,447
Share transfers between classes	14,239	—
Distributions reinvested	101,772	4,848
Repurchased shares, net of early repurchase deduction	(37,853)	—
Net increase (decrease) from share transactions	3,331,926	1,810,295
Class S:
Proceeds from shares sold	1,496,030	280,288
Share transfers between classes	(766)	—
Distributions reinvested	36,694	575
Repurchased shares, net of early repurchase deduction	(16,470)	—
Net increase (decrease) from share transactions	1,515,488	280,863
Class D:
Proceeds from shares sold	271,539	—
Share transfers between classes	(13,473)	—
Distributions reinvested	5,474	—
Repurchased shares, net of early repurchase deduction	(194)	—
Net increase (decrease) from share transactions	263,346	—
Total increase (decrease) in net assets	5,047,587	2,116,101
Net assets, beginning of period	12,854,820	52
Net assets, end of period	$17,902,407	$2,116,153
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$253,743	$48,593
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	73,114	(16,210)
Net change in unrealized gain/loss on foreign currency forward contracts	13,462	—
Net unrealized (appreciation) depreciation on forward purchase obligation	—	(1,910)
Net realized (gain) loss on investments	(1,662)	(417)
Net realized (gain) loss on forward purchase obligation	—	(1,461)
Net realized (gain) loss on derivative	—	(2,334)
Payment-in-kind interest capitalized	(26,180)	—
Net accretion of discount and amortization of premium	(23,451)	(1,704)
Amortization of deferred financing costs	4,811	457
Amortization of debt issuance costs and original issue discount on notes	3,813	—
Amortization of offering costs	928	771
Payment in connection with purchase of Syndicated Warehouse, net of cash received	—	(44,521)
Payment in connection with Purchase Agreement transaction, net of cash received	—	(697,431)
Purchases of investments	(7,816,601)	(4,316,483)
Proceeds from sale of investments and principal repayments	789,219	227,117
Changes in operating assets and liabilities:
Interest receivable	(90,027)	(6,137)
Receivable for investments	36,532	(84,117)
Other assets	(767)	(117)
Payable for investments purchased	2,037,064	1,488,419
Management fee payable	15,589	—
Income based incentive fee payable	12,144	—
Capital gains incentive fee payable	(10,502)	2,802
Due to affiliates	(1,865)	897
Interest payable	26,645	2,445
Accrued expenses and other liabilities	2,293	1,474
Net cash provided by (used in) operating activities	(4,701,698)	(3,399,867)
Cash flows from financing activities:
Borrowings on debt	3,435,973	1,726,762
Repayments on debt	(2,545,486)	(275,000)
Deferred financing costs paid	(8,283)	(11,896)
Debt issuance costs paid	(8,829)	—
Deferred offering costs paid	(961)	—
Proceeds from issuance of common shares	5,022,164	2,085,735
Repurchased shares, net of early repurchase deduction paid	(12,205)	—
Dividends paid in cash	(155,680)	(6,318)
Net cash provided by (used in) financing activities	5,726,693	3,519,283
Net increase (decrease) in cash and cash equivalents	1,024,995	119,416
Effect of foreign exchange rate changes on cash and cash equivalents	—	(205)
Cash and cash equivalents, beginning of period	617,986	52
Cash and cash equivalents, end of period	$1,642,981	$119,263

Blackstone Private Credit Fund Consolidated Statement of Cash Flows (in thousands)
Supplemental information and non-cash activities:
Interest paid during the period	$84,300	$501
Distribution payable	$117,617	$11,909
Reinvestment of dividends during the period	$143,941	$5,423
Accrued but unpaid debt financing and debt issuance costs	$2,004	$1,077
Accrued but unpaid offering costs	$51	$3,324
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 7):
Investments	$—	$300,464
Debt	$—	$(134,000)
Other assets/liabilities, net	$—	$(118,411)
Twin Peaks (Note 11):
Investments	$—	$1,023,188
Debt	$—	$(337,648)
Other assets/liabilities, net	$—	$(35,473)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC (8)	L + 3.50%	3.96%	1/29/2027	$2,992	$2,996	$2,965	0.02%
Amentum Government Services Holdings, LLC (9)	L + 4.00%	4.65%	2/15/2029	19,306	19,216	19,185	0.11
Atlas CC Acquisition Corp. (7)(10)	L + 4.25%	5.00%	5/25/2028	52,436	50,459	51,939	0.29
Corfin Holdings, Inc. (4)(11)	L + 5.75%	6.75%	12/27/2027	32,494	32,456	32,477	0.18
Linquest Corp. (4)(7)(10)	L + 5.75%	6.50%	7/28/2028	156,713	153,477	153,131	0.86
Loar Group, Inc. (4)(11)	L + 7.25%	8.25%	10/2/2023	29,346	29,346	29,346	0.16
MAG DS Corp. (11)	L + 5.50%	6.51%	4/1/2027	10,700	10,541	9,737	0.05
Maverick Acquisition, Inc. (4)(5)(7)(11)	L + 6.00%	7.01%	6/1/2027	49,082	48,005	48,430	0.27
Peraton Corp. (10)	L + 3.75%	4.50%	2/1/2028	81,357	81,144	80,950	0.45
Vertex Aerospace Services Corp. (10)	L + 4.00%	4.75%	10/27/2028	40,385	40,290	40,309	0.23
					467,930	468,469	2.62
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	270,620	265,659	267,914	1.50
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.51%	4/30/2027	105,413	104,675	104,359	0.58
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	204,561	200,323	204,561	1.14
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	38,652	38,611	38,652	0.22
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	218,835	214,088	213,878	1.19
SEKO Global Logistics Network, LLC (4)(11)	E + 5.00%	6.00%	12/30/2026	€35,393	40,409	39,181	0.22
SEKO Global Logistics Network, LLC (4)(7)(11)	L + 5.00%	6.00%	12/30/2026	99,729	98,548	99,519	0.56
The Kenan Advantage Group, Inc. (10)	L + 3.75%	4.50%	3/12/2026	28,965	28,943	28,630	0.16
Wwex Uni Topco Holdings, LLC (10)	L + 4.25%	5.00%	7/26/2028	17,637	17,547	17,491	0.10
					1,008,803	1,014,185	5.67
Airlines
Air Canada (6)(10)	L + 3.50%	4.25%	8/11/2028	12,819	12,802	12,712	0.07
American Airlines, Inc. (6)(10)	L + 4.75%	5.50%	3/11/2028	7,314	7,251	7,424	0.04
United Airlines, Inc. (6)(10)	L + 3.75%	4.50%	4/21/2028	21,577	21,647	21,359	0.12
					41,700	41,495	0.23
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	3.71%	4/30/2026	14,806	14,676	14,643	0.08
GC EOS Buyer, Inc. (8)	L + 4.50%	4.96%	8/1/2025	11,972	11,982	11,865	0.07
Metis Buyer, Inc. (4)(5)(7)(8) - Revolving Term Loan	L + 3.75%	4.22%	5/4/2028	5,400	5,234	5,291	0.03
Metis Buyer, Inc. (10)	L + 4.00%	4.75%	5/4/2028	49,625	48,436	49,432	0.28
Wheel Pros, Inc. (10)	L + 4.50%	5.25%	4/23/2028	25,841	25,847	24,707	0.14
					106,175	105,938	0.60

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Beverages
Arterra Wines Canada, Inc. (6)(10)	L + 3.50%	4.51%	11/24/2027	7,937	7,922	7,874	0.04
Naked Juice, LLC (9)	SOFR + 3.25%	3.90%	1/24/2029	24,835	24,726	24,480	0.14
Triton Water Holdings, Inc. (9)	L + 3.50%	4.51%	3/18/2028	48,014	47,637	46,925	0.26
					80,285	79,279	0.44
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L + 3.25%	3.75%	4/12/2028	7,428	7,404	7,209	0.04
CP Atlas Buyer, Inc. (9)	L + 3.75%	4.25%	11/23/2027	54,422	54,222	52,993	0.30
Empire Today, LLC (10)	L + 5.00%	5.75%	3/8/2028	61,471	60,546	58,654	0.33
Engineered Stone Group Holdings III Ltd. (4)(6)(7)(10)	E + 5.75%	6.50%	4/23/2028	€58,583	56,468	57,376	0.32
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	2/26/2027	105,254	103,750	104,728	0.58
Great Day Improvements, LLC (4)(7)(10)	L + 6.25%	7.26%	12/29/2027	183,291	179,231	179,051	1.00
Griffon Corporation (6)(9)	SOFR + 2.75%	3.27%	1/24/2029	2,045	2,040	2,027	0.01
Illuminate Merger Sub Corp. (9)	L + 3.50%	4.51%	6/30/2028	30,955	30,655	30,004	0.17
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	52,938	52,455	52,938	0.30
Kodiak BP, LLC (10)	L + 3.25%	4.00%	2/25/2028	39,167	38,854	38,402	0.21
L&S Mechanical Acquisition, LLC (4)(7)(10)	L + 5.75%	6.50%	9/1/2027	114,507	112,438	109,927	0.61
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	27,906	27,701	27,906	0.16
Mi Windows and Doors, LLC (11)	SOFR + 3.50%	4.50%	12/18/2027	15,139	15,176	14,982	0.08
New Arclin US Holding Corp. (6)(7)(9)	L + 3.75%	4.25%	10/2/2028	28,862	28,761	28,103	0.16
Tamko Building Product, LLC (8)	L + 3.00%	3.52%	6/1/2026	2,000	1,950	1,965	0.01
The Chamberlain Group, Inc. (9)	L + 3.50%	4.51%	11/3/2028	36,461	36,265	36,074	0.20
Windows Acquisition Holdings, Inc. (4)(11)	L + 6.50%	7.50%	12/29/2026	62,208	61,217	62,208	0.35
					869,133	864,547	4.83
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	4.96%	7/31/2026	42,270	42,192	42,145	0.24
AllSpring Buyer, LLC (9)	L + 3.25%	4.31%	11/1/2028	3,000	3,017	2,985	0.02
Resolute Investment Managers, Inc. (11)	L + 4.25%	5.25%	4/30/2024	12,453	12,497	12,383	0.07
Situs-AMC Holdings Corporation (4)(10)	SOFR + 5.75%	6.50%	12/22/2027	110,000	108,950	108,900	0.61
Superannuation And Investments US, LLC (6)(9)	L + 3.75%	4.25%	9/23/2028	21,334	21,225	21,165	0.12
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	4.25%	3/15/2028	32,797	32,687	32,476	0.18
					220,568	220,054	1.24

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Chemicals
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	5.76%	8/27/2026	4,950	5,018	4,942	0.03
DCG Acquisition Corp. (8)	L + 4.50%	4.96%	9/30/2026	4,987	4,999	4,916	0.03
Dominion Colour Corporation (4)(6)(11)	L + 7.25% (incl. 2.00% PIK)	8.25%	4/6/2024	35,866	34,861	35,239	0.20
Geon Performance Solutions, LLC (10)	L + 4.75%	5.50%	8/9/2028	7,375	7,324	7,375	0.04
Hexion Holdings Corp. (9)	SOFR + 4.50%	5.00%	3/15/2029	9,835	9,590	9,638	0.05
Hyperion Materials & Technologies, Inc. (9)	L + 4.50%	5.01%	8/28/2028	25,207	25,118	25,058	0.14
LSF11 Skyscraper Holdco S.à r.l, LLC (6)(10)	L + 3.50%	4.51%	9/29/2027	19,850	19,762	19,801	0.11
NIC Acquisition Corp. (10)	L + 3.75%	4.76%	12/29/2027	11,228	11,231	10,947	0.06
Olympus Water US Holding Corp. (9)	L + 3.75%	4.81%	9/21/2028	13,811	13,781	13,479	0.08
Oxea Corporation (6)(8)	L + 3.25%	3.69%	10/14/2024	6	6	6	0.00
Polymer Additives, Inc. (8)	L + 6.00%	6.30%	7/31/2025	30,342	28,382	29,179	0.16
WR Grace Holdings, LLC (6)(9)	L + 3.75%	4.81%	9/22/2028	9,975	9,994	9,920	0.06
					170,066	170,500	0.96
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	4.21%	2/27/2025	40,938	40,795	40,395	0.23
Allied Universal Holdco, LLC (9)	L + 3.75%	4.25%	5/12/2028	63,742	63,503	62,848	0.35
All-Star Co-Borrower, LLC (4)(6)(9)	L + 4.00%	4.51%	11/16/2028	2,790	2,799	2,773	0.02
All-Star Co-Borrower, LLC (6)(9)	L + 3.50%	4.01%	11/16/2028	33,448	33,317	32,998	0.18
APX Group, Inc. (6)(9)	L + 3.50%	4.00%	7/10/2028	32,930	32,824	32,858	0.18
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.87%	5/7/2028	371,236	371,236	371,236	2.07
Belfor Holdings, Inc. (4)(8)	L + 3.75%	4.21%	4/6/2026	4,949	4,967	4,931	0.03
DG Investment Intermediate Holdings 2, Inc. (10)	SOFR + 3.50%	4.25%	3/17/2028	46,518	46,541	46,116	0.26
DG Investment Intermediate Holdings 2, Inc. (4)(7)(8)	SOFR + 4.25%	4.66%	3/17/2028	19,338	19,057	19,169	0.11
Divisions Holding Corp. (10)	L + 4.75%	5.50%	5/29/2028	23,976	23,763	23,856	0.13
EAB Global, Inc. (9)	L + 3.50%	4.00%	6/28/2028	17,975	17,924	17,822	0.10
ECP Gopher Holdings L.P. (11)	L + 3.25%	4.25%	3/6/2025	3,948	3,962	3,600	0.02
eResearchTechnology, Inc. (11)	L + 4.50%	5.50%	2/4/2027	32,022	32,102	31,952	0.18
Foundational Education Group, Inc. (9)	L + 4.25%	4.75%	8/31/2028	9,120	9,036	9,120	0.05
Garda World Security Corp. (6)(8)	L + 4.25%	4.71%	10/30/2026	45,980	45,874	45,566	0.25
Genuine Financial Holdings, LLC (8)	L + 3.75%	4.21%	7/11/2025	16,888	16,840	16,728	0.09
International SOS The Americas LP (4)(6)(9)	L + 3.75%	4.81%	8/5/2028	2,325	2,304	2,322	0.01
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.63%	12/15/2027	139,919	136,434	136,255	0.76
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	242,741	239,233	240,921	1.35

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	46,468	45,888	46,119	0.26
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	46,724	45,553	45,490	0.25
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	195,859	191,987	191,942	1.07
MaxGen Energy Services Corporation (4)(11)	L + 4.75%	5.75%	6/2/2027	83,615	81,731	81,524	0.46
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	260,796	255,538	255,643	1.43
PECF USS Intermediate Holding III Corp. (9)	L + 4.25%	4.76%	12/15/2028	30,765	30,779	30,532	0.17
Polyphase Elevator Holding Co. (4)(7)(11)	L + 5.50%	6.50%	12/21/2027	25,877	25,489	25,228	0.14
Recycle & Resource US, LLC (6)(9)	L + 3.50%	4.50%	7/8/2028	5,206	5,171	5,167	0.03
Revspring, Inc. (8)	L + 4.25%	5.26%	10/11/2025	15,414	15,302	15,226	0.09
Spin Holdco Inc. (10)	L + 4.00%	4.75%	3/1/2028	25,370	25,266	25,220	0.14
The Action Environmental Group, Inc. (4)(7)(11)	L + 6.25%	7.25%	1/16/2026	14,663	14,205	14,199	0.08
The Action Environmental Group, Inc. (4)(12)	L + 6.00%	7.25%	1/16/2026	1,558	1,510	1,527	0.01
TRC Companies, Inc. (9)	L + 3.75%	4.25%	6/21/2024	35,778	35,551	35,295	0.20
USIC Holdings, Inc. (10)	L + 3.50%	4.25%	5/12/2028	24,875	24,765	24,668	0.14
Vaco Holdings, LLC (10)	SOFR + 5.00%	5.80%	1/20/2029	21,375	21,271	21,281	0.12
Veregy Consolidated, Inc. (4)(11)	L + 6.00%	7.00%	11/2/2027	20,532	20,578	20,121	0.11
					1,983,095	1,980,648	11.07
Construction & Engineering
Aegion Corporation (4)(10)	L + 4.75%	5.50%	5/17/2028	23,819	23,757	23,730	0.13
ASP Endeavor Acquisition, LLC (4)(9)	L + 6.50%	7.00%	5/3/2027	35,730	35,124	35,015	0.20
Brookfield WEC Holdings, Inc. (9)	L + 2.75%	3.25%	8/1/2025	4,987	4,827	4,907	0.03
COP Home Services TopCo IV, Inc. (4)(7)(11)	L + 5.00%	6.00%	12/31/2027	128,609	125,567	127,239	0.71
Peak Utility Services Group, Inc. (4)(7)(11)	L + 5.00%	6.00%	2/26/2028	23,569	23,338	23,415	0.13
Refficiency Holdings, LLC (7)(10)	L + 3.75%	4.50%	12/31/2027	12,642	12,584	12,498	0.07
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 4.50%	5.25%	8/24/2028	42,417	41,341	42,043	0.23
Tutor Perini Corp. (6)(11)	L + 4.75%	5.75%	8/13/2027	2,955	2,984	2,909	0.02
					269,522	271,756	1.52
Construction Materials
White Cap Buyer, LLC (9)	SOFR + 3.75%	4.25%	10/19/2027	44,767	44,715	44,366	0.25
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.76%	9/30/2028	77,410	75,855	76,152	0.43
Berlin Packaging, LLC (9)	L + 3.75%	4.28%	3/11/2028	42,936	42,797	42,603	0.24
Bway Holding Corporation (8)	L + 3.25%	3.71%	4/3/2024	6,371	6,307	6,295	0.04
Charter NEX US, Inc. (10)	L + 3.75%	4.50%	12/1/2027	46,874	46,930	46,676	0.26
Flex Acquisition Co., Inc. (9)	L + 3.50%	4.00%	2/23/2028	5,491	5,489	5,486	0.03

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Containers & Packaging (continued)
Flex Acquisition Co., Inc. (8)	L + 3.00%	3.46%	6/29/2025	7,000	6,856	6,996	0.04
Graham Packaging Co, Inc. (10)	L + 3.00%	3.75%	8/4/2027	13,915	13,826	13,702	0.08
IBC Capital US, LLC (6)(8)	L + 3.75%	4.67%	9/11/2023	18,465	18,434	18,124	0.10
LABL, Inc. (9)	L + 5.00%	5.50%	10/29/2028	7,125	7,022	7,051	0.04
MAR Bidco Sarl (6)(9)	L + 4.25%	5.26%	4/20/2028	3,797	3,779	3,754	0.02
Novolex, Inc. (9)	SOFR + 4.25%	4.75%	4/13/2029	106,808	104,138	104,138	0.58
Pretium PKG Holdings, Inc. (9)	L + 4.00%	4.50%	8/27/2028	23,829	23,422	23,199	0.13
ProAmpac PG Borrower, LLC (10)	L + 3.75%	4.55%	11/3/2025	40,309	40,363	39,513	0.22
Ring Container Technologies Group, LLC (9)	L + 3.75%	4.27%	8/12/2028	8,978	8,927	8,865	0.05
TricorBraun Holdings, Inc. (9)	L + 3.25%	3.75%	3/3/2028	34,383	34,187	33,619	0.19
Trident TPI Holdings, Inc. (11)	L + 3.25%	4.26%	7/29/2028	13,873	13,862	13,739	0.08
Trident TPI Holdings, Inc. (7)(9)	L + 4.00%	4.50%	9/15/2028	25,958	25,724	25,668	0.14
					477,918	475,580	2.67
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	34,800	34,134	34,104	0.19
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	5,900	5,809	5,855	0.03
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	14,850	14,613	14,961	0.08
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.50%	11/2/2026	26,303	25,719	26,017	0.15
Marcone Yellowstone Buyer, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/23/2028	88,051	86,176	86,312	0.48
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	6.76%	3/9/2027	22,275	21,693	22,018	0.12
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR + 6.25%	7.25%	11/13/2024	68,332	66,931	67,210	0.38
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	53,351	52,543	52,551	0.29
					307,618	309,028	1.72
Diversified Consumer Services
Ascend Learning, LLC (9)	L + 3.50%	4.00%	12/11/2028	7,539	7,384	7,465	0.04
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	965,822	957,127	965,822	5.39
Colibri Group, LLC (10)	SOFR + 5.00%	5.99%	3/12/2029	13,305	13,173	13,255	0.07
Dreambox Learning Holding LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	135,213	132,622	132,509	0.74
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	62,934	61,317	61,815	0.35
KUEHG Corp. (11)	L + 3.75%	4.76%	2/21/2025	44,181	43,652	43,595	0.24
LAH Borrower, LL (4)(10)	L + 5.75%	6.50%	10/12/2027	7,732	7,589	7,655	0.04
Learning Care Group (11)	L + 3.25%	4.25%	3/13/2025	36,742	36,131	36,256	0.20
Loyalty Ventures, Inc. (9)	L + 4.50%	5.00%	11/3/2027	9,199	9,020	9,000	0.05
Pre-Paid Legal Services, Inc. (9)	L + 3.75%	4.25%	5/1/2025	41,516	41,162	41,071	0.23

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Consumer Services (continued)
Prime Security Service Borrower, LLC (10)	L + 2.75%	3.50%	9/23/2026	4,987	4,987	4,958	0.03
Rinchem Company, LLC (4)(9)	SOFR + 4.50%	5.00%	2/2/2029	4,045	4,025	4,035	0.02
SSH Group Holdings, Inc. (8)	L + 4.25%	5.26%	7/30/2025	5,000	4,917	4,863	0.03
TruGreen Limited Partnership (10)	L + 4.00%	4.75%	11/2/2027	5,940	5,974	5,913	0.03
University Support Services, LLC (9)	L + 3.25%	3.75%	2/10/2029	22,090	22,019	21,853	0.12
Weld North Education, LLC (9)	L + 3.75%	4.25%	12/21/2027	39,671	39,516	39,413	0.22
					1,390,615	1,399,478	7.80
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	166,289	163,271	164,627	0.92
Lereta, LLC (10)	L + 5.25%	6.00%	7/27/2028	34,549	34,235	34,613	0.19
Mitchell International, Inc. (9)	L + 3.75%	4.25%	10/15/2028	62,979	62,423	62,060	0.35
Polaris Newco, LLC (9)	L + 4.00%	4.50%	6/2/2028	29,732	29,714	29,558	0.17
Sedgwick Claims Management Services, Inc. (6)(11)	L + 4.25%	5.25%	9/3/2026	2,437	2,460	2,427	0.01
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	3.71%	12/31/2025	38,879	38,685	38,621	0.22
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	277,238	275,479	258,334	1.44
					606,267	590,240	3.30
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L + 3.69%	3.93%	1/31/2026	5,000	4,939	4,892	0.03
Numericable US, LLC (6)(8)	L + 4.00%	4.51%	8/14/2026	43,791	43,777	43,002	0.24
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	161,770	157,166	156,813	0.88
Zacapa, LLC (6)(9)	SOFR + 4.25%	4.75%	3/22/2029	6,128	6,116	6,102	0.03
Zayo Group Holdings, Inc. (8)	L + 3.00%	3.46%	3/9/2027	1,000	942	975	0.01
					212,940	211,784	1.19
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	48,835	47,727	48,217	0.27
Electrical Equipment
Emergency Power Holdings, LLC (4)(7)(11)	L + 5.50%	6.50%	8/17/2028	194,650	190,591	190,196	1.06
Madison IAQ, LLC (9)	L + 3.25%	4.52%	6/16/2028	39,997	39,554	39,480	0.22
Radwell International, LLC (4)(6)(7)(10)	L + 5.25%	6.00%	7/13/2027	329,946	328,617	329,946	1.84
Relay Purchaser, LLC (4)(7)(10)	L + 6.00%	6.75%	8/30/2028	199,616	195,706	196,835	1.10
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	11,349	11,124	11,405	0.06
					765,592	767,862	4.28

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(7)(11)	L + 6.00%	7.00%	12/23/2026	35,406	34,801	34,057	0.19
CPI International, Inc. (11)	L + 3.25%	4.25%	7/26/2024	18,930	18,939	18,809	0.11
Infinite Bidco, LLC (9)	L + 3.75%	4.26%	2/24/2028	34,743	34,586	34,244	0.19
Ingram Micro, Inc. (9)	L + 3.50%	4.51%	3/31/2028	21,925	21,841	21,771	0.12
LTI Holdings, Inc. (8)	L + 3.50%	3.96%	9/6/2025	4,987	4,971	4,883	0.03
Presidio, Inc. (8)	L + 3.50%	3.81%	1/22/2027	7,980	7,993	7,940	0.04
					123,131	121,704	0.68
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 7.00% (incl. 1.00% PIK)	8.50%	10/4/2024	10,656	10,100	10,656	0.06
EnergySolutions, LLC (11)	L + 3.75%	4.76%	5/9/2025	6,392	6,391	6,280	0.04
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	22,793	21,881	22,793	0.13
					38,372	39,729	0.23
Entertainment
CE Intermediate I, LLC (4)(9)	L + 4.00%	4.50%	11/10/2028	7,778	7,704	7,700	0.04
Herschend Entertainment Co, LLC (9)	L + 3.75%	4.25%	8/27/2028	5,293	5,244	5,279	0.03
Recorded Books, Inc. (8)	L + 4.00%	4.39%	8/29/2025	38,615	38,586	38,390	0.21
					51,534	51,369	0.28
Food Products
CHG PPC Parent, LLC (4)(9)	L + 3.00%	4.00%	11/16/2028	10,339	10,319	10,120	0.06
Quantum Bidco, Ltd. (6)(8)	S + 6.00%	6.00%	2/5/2028	£18,500	24,511	23,705	0.13
Snacking Investments US, LLC (6)(11)	L + 4.00%	5.00%	12/18/2026	4,970	5,000	4,914	0.03
					39,830	38,739	0.22
Health Care Equipment & Supplies
Auris Luxembourg III Sarl (6)(8)	L + 3.75%	4.21%	2/27/2026	19,987	19,949	19,519	0.11
CPI Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	265,475	259,217	258,884	1.45
GCX Corporation Buyer, LLC (4)(7)(10)	L + 5.50%	6.30%	9/13/2027	197,118	192,861	192,500	1.08
Mozart Borrower LP (9)	L + 3.25%	3.75%	9/20/2028	34,000	33,235	33,700	0.19
Resonetics, LLC (10)	L + 4.00%	4.75%	4/28/2028	26,857	26,812	26,639	0.15
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L + 3.75%	4.76%	10/2/2026	39,640	39,661	39,436	0.22
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024	20,745	20,675	19,500	0.11
					592,410	590,178	3.31

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(7)(10)	L + 5.50%	6.51%	8/2/2028		202,458	197,739	200,594	1.12
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027		45,317	44,476	44,758	0.25
ADMI Corp. (9)	L + 3.50%	4.00%	12/23/2027		39,487	39,291	39,113	0.22
AHP Health Partners, Inc. (9)	L + 3.50%	4.00%	8/4/2028		11,696	11,637	11,608	0.06
Amerivet Partners Management, Inc. (4)(7)(10)	SOFR + 5.50%	6.25%	2/25/2028		97,750	94,926	94,880	0.53
AMGH Holding Corp. (11)	L + 4.25%	5.25%	3/14/2025		16,719	16,738	16,644	0.09
Canadian Hospital Specialties Ltd. (4)(6)(7)(11)	C + 4.50%	5.68%	4/14/2028	C$	42,442	32,928	33,262	0.19
Caramel Bidco Limited (4)(5)(6)(7)(8)	S + 6.00%	6.45%	2/24/2029		£60,000	77,552	75,563	0.42
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25%	7.00%	12/21/2028		466,265	456,455	456,022	2.55
CHG Healthcare Services, Inc. (9)	L + 3.50%	4.00%	9/29/2028		27,907	27,788	27,698	0.15
Covenant Surgical Partners, Inc. (8)	L + 4.00%	4.46%	7/1/2026		2,975	2,933	2,934	0.02
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027		113,526	111,441	113,526	0.63
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027		45,369	44,795	44,883	0.25
Electron Bidco, Inc. (9)	L + 3.25%	3.75%	11/1/2028		13,000	12,937	12,876	0.07
Epoch Acquisition, Inc. (4)(11)	L + 6.00%	7.00%	10/4/2024		29,345	29,345	29,345	0.16
Global Medical Response, Inc. (11)	L + 4.25%	5.25%	10/2/2025		34,580	34,662	34,402	0.19
Gordian Medical, Inc. (10)	L + 6.25%	7.26%	3/29/2027		59,184	57,450	58,148	0.32
Heartland Dental, LLC (8)	L + 4.00%	4.45%	4/30/2025		37,969	37,883	37,704	0.21
ICS US Holdings, Inc. (4)(6)(9)	L + 5.25%	5.75%	6/8/2028		35,000	33,250	34,650	0.19
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.01%	10/15/2026		203,931	200,497	201,892	1.13
LifePoint Health, Inc. (8)	L + 3.75%	4.20%	11/16/2025		37,379	37,192	37,218	0.21
Medical Knowledge Group, LLC (4)(7)(10)	L + 5.75%	6.50%	2/1/2029		164,529	160,649	161,238	0.90
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	4.26%	3/5/2028		19,328	19,248	19,118	0.11
National Mentor Holdings, Inc. (10)	L + 3.75%	4.76%	2/18/2028		11,797	11,781	11,445	0.06
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027		377,484	374,182	377,484	2.11
NMSC Holdings, Inc. (10)	SOFR + 5.25%	6.15%	2/23/2029		15,000	14,850	14,841	0.08
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025		63,649	63,250	63,013	0.35
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	5.50%	2/28/2028		23,198	23,023	23,061	0.13
Pathway Vet Alliance, LLC (8)	L + 3.75%	4.21%	3/31/2027		20,932	20,848	20,762	0.12
Pediatric Associates Holding Co., LLC (7)(9)	L + 3.25%	3.75%	2/7/2029		5,375	5,336	5,317	0.03
PetVet Care Centers, LLC (10)	L + 3.50%	4.25%	2/14/2025		54,824	54,787	54,636	0.31
Phoenix Guarantor, Inc. (6)(8)	L + 3.25%	3.71%	3/5/2026		4,742	4,746	4,697	0.03
Phoenix Guarantor, Inc. (6)(8)	L + 3.50%	3.95%	3/5/2026		18,041	18,044	17,877	0.10
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.25%	3/9/2026		22,050	22,050	22,050	0.12

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Radnet, Inc. (6)(10)	L + 3.00%	3.75%	4/22/2028	4,887		4,866	4,829	0.03
Reverb Buyer, Inc. (7)(9)	L + 3.50%	4.00%	11/1/2028	29,792		29,665	29,574	0.17
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/1/2028	434,031		424,337	424,442	2.37
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	396,000		383,661	392,325	2.19
SpecialtyCare, Inc. (4)(7)(11)	L + 5.75%	6.75%	6/18/2028	69,103		67,041	67,528	0.38
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	136,163		132,743	132,608	0.74
Surgery Centers Holdings, Inc. (6)(10)	L + 3.75%	4.50%	8/31/2026	41,639		41,407	41,384	0.23
The Fertility Partners, Inc. (4)(6)(7)(10)	C + 5.75%	6.50%	3/16/2029	C$	139,000	106,560	109,098	0.61
The Fertility Partners, Inc. (4)(6)(10)	L + 5.75%	6.50%	3/16/2028	39,000		38,220	38,220	0.21
The GI Alliance Management, LLC (4)(7)(11)	L + 6.25%	7.25%	11/4/2024	211,399		209,138	211,073	1.18
TTF Holdings, LLC (4)(10)	L + 4.25%	5.00%	3/24/2028	6,533		6,491	6,517	0.04
Unified Women's Healthcare, LLC (10)	L + 4.25%	5.00%	12/16/2027	23,275		23,287	23,098	0.13
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	4.75%	9/22/2028	38,933		38,816	38,731	0.22
US Acute Care Solutions (5)(6)(8)	L + 6.38%	6.38%	3/1/2026	2,885		2,927	2,852	0.02
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	131,930		128,746	129,287	0.72
WHCG Purchaser III, Inc. (4)(7)(10)	L + 5.75%	6.50%	6/22/2028	104,770		102,522	103,402	0.58
WP CityMD Bidco, LLC (9)	L + 3.25%	3.75%	11/18/2028	18,000		17,995	17,923	0.10
						4,153,131	4,176,150	23.33
Health Care Technology
athenahealth, Inc. (7)(9)	SOFR + 3.50%	4.00%	2/11/2026	27,077		26,922	26,811	0.15
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026	109,897		107,884	108,248	0.60
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026	42,936		42,554	43,623	0.24
FH MD Buyer, Inc. (10)	L + 5.00%	5.75%	6/16/2028	45,268		44,859	44,985	0.25
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028	136,653		133,718	134,829	0.75
Imprivata, Inc. (9)	L + 4.25%	4.75%	12/1/2027	6,970		6,889	6,943	0.04
Netsmart Technologies, Inc. (10)	L + 4.00%	4.75%	10/1/2027	24,805		24,904	24,743	0.14
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173		68,971	69,991	0.39
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028	8,525		8,487	8,453	0.05
Therapy Brands Holdings, LLC (4)(5)(7)(10)	L + 4.00%	4.79%	5/12/2028	6,341		6,313	6,291	0.04
Verscend Holding Corp. (8)	L + 4.00%	4.46%	8/27/2025	34,835		34,892	34,791	0.19
Waystar Technologies, Inc. (8)	L + 4.00%	4.46%	10/22/2026	30,144		30,221	30,107	0.17
						536,614	539,815	3.01

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L + 3.50%	4.00%	8/17/2028	22,431	22,455	22,291	0.12
CEC Entertainment, Inc. (5)(8)	6.75%	6.75%	5/1/2026	79,800	79,781	77,289	0.43
Century Casinos, Inc. (6)(10)	SOFR + 6.00%	6.75%	4/2/2029	44,000	43,120	43,725	0.24
Fertitta Entertainment, LLC (9)	SOFR + 4.00%	4.50%	1/27/2029	26,165	26,155	26,069	0.15
Flynn Restaurant Group LP (9)	L + 4.25%	4.75%	12/1/2028	30,712	30,481	30,392	0.17
IRB Holding Corp. (8)	L + 3.00%	3.35%	12/15/2027	51,350	51,311	51,101	0.29
IRB Holding Corp. (4)(11)	L + 3.25%	4.25%	12/15/2027	4,975	4,989	4,934	0.03
Mic Glen, LLC (9)	L + 3.50%	4.00%	7/21/2028	24,468	24,389	24,188	0.14
Scientific Games Holdings LP (9)	SOFR + 3.50%	4.00%	2/4/2029	7,250	7,232	7,194	0.04
Tacala Investment Corp. (10)	L + 3.50%	4.25%	2/5/2027	48,439	48,461	47,870	0.27
Twin River Worldwide Holdings, Inc. (6)(9)	L + 3.25%	3.75%	10/2/2028	8,978	8,969	8,940	0.05
Whatabrands, LLC (9)	L + 3.25%	3.75%	8/3/2028	14,963	14,885	14,802	0.08
					362,228	358,795	2.01
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	SOFR + 4.00%	4.50%	6/16/2028	49,111	48,867	48,640	0.27
Fluidra SA (6)(9)	SOFR + 2.00%	2.50%	1/29/2029	1,471	1,467	1,461	0.01
Hunter Douglas, Inc. (6)(9)	SOFR + 3.50%	4.00%	2/26/2029	16,147	16,056	15,849	0.09
Instant Brands Holdings, Inc. (10)	L + 5.00%	5.75%	4/12/2028	81,005	79,957	75,605	0.42
					146,347	141,555	0.79
Industrial Conglomerates
Bettcher Industries, Inc. (9)	SOFR + 4.00%	4.65%	12/13/2028	11,316	11,207	11,146	0.06
Engineered Machinery Holdings, Inc. (6)(10)	E + 3.75%	4.76%	5/19/2028	27,456	27,434	27,132	0.15
Excelitas Technologies Corp. (11)	L + 3.50%	4.51%	12/2/2024	22,729	22,752	22,644	0.13
FCG Acquisitions, Inc. (9)	L + 3.75%	4.25%	3/16/2028	28,563	28,585	28,147	0.16
SPX Flow, Inc. (9)	SOFR + 4.50%	5.00%	3/16/2029	50,000	47,750	48,771	0.27
Vertical US Newco, Inc. (6)(9)	L + 3.50%	4.02%	7/30/2027	35,602	35,496	35,335	0.20
Victory Buyer, LLC (9)	L + 3.75%	4.25%	11/19/2028	23,036	22,932	22,750	0.13
					196,156	195,925	1.10

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance
Acrisure, LLC (8)	L + 3.50%	3.96%	2/15/2027		1,980	1,966	1,956	0.01
Acrisure, LLC (9)	L + 3.75%	4.25%	2/15/2027		19,132	19,010	19,024	0.11
Acrisure, LLC (9)	L + 4.25%	4.75%	2/15/2027		19,800	19,750	19,750	0.11
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		70,360	69,510	69,449	0.39
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.71%	5/9/2025		7,996	7,988	7,918	0.04
Alliant Holdings Intermediate, LLC (9)	L + 3.50%	4.00%	11/6/2027		37,084	37,061	36,901	0.21
AssuredPartners, Inc. (9)	L + 3.50%	4.00%	2/12/2027		60,066	59,723	59,468	0.33
Baldwin Risk Partners, LLC (6)(9)	L + 3.50%	4.00%	10/14/2027		26,880	26,751	26,679	0.15
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		94,348	92,392	90,777	0.51
BroadStreet Partners, Inc. (8)	L + 3.00%	3.46%	1/27/2027		11,889	11,858	11,693	0.07
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		102,038	100,412	100,374	0.56
Galway Borrower, LLC (4)(7)(10)	L + 5.25%	6.26%	9/24/2028		238,931	234,016	233,633	1.31
High Street Buyer, Inc. (4)(7)(10)	L + 6.00%	6.75%	4/14/2028		104,315	101,638	102,657	0.57
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.00%	11/12/2027		41,992	41,816	41,580	0.23
HUB International Limited (10)	L + 3.25%	4.00%	4/25/2025		43,485	43,462	43,268	0.24
HUB International Limited (8)	L + 3.00%	3.27%	4/25/2025		7,949	7,906	7,869	0.04
Integrity Marketing Acquisition, LLC (4)(7)(10)	L + 5.50%	6.27%	8/27/2025		36,762	36,257	36,526	0.20
Integrity Marketing Acquisition, LLC (4)(11)	L + 5.75%	6.75%	8/27/2025		39,658	38,712	38,919	0.22
Jones Deslauriers Insurance Management, Inc. (6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	81,727	64,148	63,531	0.35
NFP Corp. (8)	L + 3.25%	3.71%	2/15/2027		33,169	32,849	32,630	0.18
PGIS Intermediate Holdings, LLC (4)(7)(10)	L + 5.50%	6.25%	10/14/2028		66,321	64,736	64,708	0.36
RSC Acquisition, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	10/30/2026		23,972	23,512	23,723	0.13
SG Acquisition, Inc. (4)(9)	L + 5.00%	6.01%	1/27/2027		145,946	145,411	145,946	0.82
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.28%	7.97%	8/3/2028		£87,381	116,220	111,778	0.62
Tennessee Bidco Limited (4)(6)(8)	L + 7.00%	7.53%	8/3/2028		197,072	192,085	192,638	1.08
						1,589,189	1,583,395	8.84
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L + 3.25%	3.75%	12/6/2027		9,975	9,917	9,828	0.05
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		2,500	2,485	2,525	0.01
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	6/29/2026		18,920	18,756	18,792	0.10
MH Sub I, LLC (11)	L + 3.75%	4.75%	9/13/2024		45,058	45,132	44,639	0.25
MH Sub I, LLC (8)	L + 3.50%	3.96%	9/13/2024		9,974	9,937	9,869	0.06
Project Boost Purchaser, LLC (8)	L + 3.50%	3.96%	6/1/2026		8,468	8,457	8,394	0.05
Project Boost Purchaser, LLC (9)	L + 3.50%	4.00%	6/1/2026		15,427	15,421	15,298	0.09

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Interactive Media & Services (continued)
Red Planet Borrower, LLC (9)	L + 3.75%	4.76%	10/2/2028	23,940	23,797	23,676	0.13
SurveyMonkey, Inc. (6)(8)	L + 3.75%	4.21%	10/10/2025	6,010	6,005	5,987	0.03
UFC Holdings, LLC (10)	L + 2.75%	3.50%	4/29/2026	4,986	4,852	4,944	0.03
					144,759	143,952	0.80
Internet & Direct Marketing Retail
Donuts, Inc. (4)(7)(11)	SOFR + 6.00%	7.00%	12/29/2026	515,501	513,667	515,501	2.88
Hoya Midco, LLC (6)(9)	SOFR + 3.25%	3.75%	2/3/2029	10,000	9,950	9,919	0.06
Prodege International Holdings, LLC (4)(7)(10)	L + 5.75%	6.58%	12/15/2027	520,061	509,079	508,814	2.84
Shutterfly, LLC (10)	SOFR + 5.00%	5.75%	9/25/2026	160,969	159,417	148,413	0.83
Wireless Vision, LLC (4)(11)	L + 5.50%	6.50%	12/30/2025	22,635	22,635	22,635	0.13
					1,214,748	1,205,282	6.74
IT Services
Ahead DB Holdings, LLC (5)(10)	L + 3.75%	4.76%	10/18/2027	2,589	2,602	2,568	0.01
AI Altius Bidco, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	12/13/2028	144,577	141,467	141,338	0.79
AI Altius Bidco, Inc. (4)(5)(6)(8)	9.75% PIK	9.75%	12/21/2029	21,721	21,111	21,070	0.12
ConvergeOne Holdings, Inc. (8)	L + 5.00%	5.46%	1/4/2026	31,683	30,924	30,429	0.17
Dcert Buyer, Inc. (8)	L + 4.00%	4.46%	10/16/2026	28,172	28,214	28,010	0.16
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.25%	2/10/2028	43,446	43,136	42,305	0.24
Ensono Holdings, LLC (10)	L + 4.00%	4.75%	5/19/2028	45,935	45,795	45,227	0.25
Inovalon Holdings, Inc. (4)(7)(10)	L + 6.25%	7.00%	11/24/2028	937,744	914,433	913,056	5.10
Park Place Technologies, LLC (11)	L + 5.00%	6.00%	11/10/2027	42,255	41,403	42,132	0.24
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027	190,722	187,183	186,908	1.04
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	150,444	148,184	142,170	0.79
Sabre GLBL, Inc. (6)(9)	L + 3.50%	4.00%	12/17/2027	36,136	35,802	35,797	0.20
TierPoint, LLC (10)	L + 3.75%	4.50%	5/6/2026	19,715	19,613	19,561	0.11
Turing Holdco, Inc. (4)(6)(7)(8)	E + 6.00%	6.24%	8/3/2028	€35,242	37,509	36,440	0.20
Virtusa Corp. (10)	L + 3.75%	4.50%	2/11/2028	39,232	39,099	38,942	0.22
					1,736,475	1,725,953	9.64
Leisure Products
Lew's Intermediate Holdings, LLC (4)(8)	SOFR + 5.00%	5.39%	1/26/2028	31,123	30,891	30,501	0.17
Lucky Bucks, LLC (10)	L + 5.50%	6.25%	7/21/2027	57,275	56,242	56,201	0.31
Motion Finco, LLC (6)(8)	L + 3.25%	4.26%	11/12/2026	4,988	4,929	4,912	0.03
Recess Holdings, Inc. (11)	L + 3.75%	4.75%	9/30/2024	19,819	19,797	19,522	0.11
					111,859	111,136	0.62

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Life Sciences Tools & Services
Cambrex Corp. (10)	L + 3.50%	4.25%	12/4/2026	26,065	26,031	25,882	0.14
Curia Global, Inc. (10)	L + 3.75%	4.50%	8/30/2026	42,749	42,770	42,447	0.24
LSCS Holdings, Inc. (9)	L + 4.50%	5.00%	12/16/2028	15,734	15,657	15,596	0.09
Maravai Intermediate Holdings, LLC (6)(11)	L + 3.75%	4.75%	10/19/2027	1,973	1,994	1,966	0.01
Packaging Coordinators Midco, Inc. (10)	L + 3.75%	4.76%	11/30/2027	13,709	13,676	13,655	0.08
					100,128	99,546	0.56
Machinery
Apex Tool Group, LLC (9)	L + 5.25%	5.75%	8/1/2024	14,831	14,765	14,481	0.08
ASP Blade Holdings, Inc. (9)	L + 4.00%	4.50%	10/13/2028	4,988	4,964	4,933	0.03
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	7.04%	7/21/2027	9,919	9,726	9,707	0.05
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	4.75%	3/1/2025	5,923	5,904	5,740	0.03
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.00%	8/31/2028	27,257	27,239	27,168	0.15
Titan Acquisition Ltd. (6)(8)	L + 3.00%	3.35%	3/28/2025	11,846	11,620	11,616	0.06
					74,218	73,645	0.40
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	226,838	221,950	221,581	1.24
Media
Altice Financing S.A. (5)(6)(8)	5.75%	5.75%	8/15/2029	994	1,003	905	0.01
Clear Channel Outdoor Holdings, Inc. (6)(8)	L + 3.50%	3.80%	8/21/2026	22,941	22,507	22,590	0.13
Digital Media Solutions, LLC (6)(10)	L + 5.00%	5.75%	5/24/2026	29,780	29,160	29,333	0.16
McGraw-Hill Education, Inc. (9)	L + 4.75%	5.55%	7/28/2028	28,718	28,452	28,462	0.16
Radiate Holdco, LLC (10)	L + 3.25%	4.00%	9/25/2026	50,842	50,696	50,483	0.28
Terrier Media Buyer, Inc. (8)	L + 3.50%	3.96%	12/17/2026	4,688	4,689	4,623	0.03
Univision Communications, Inc. (10)	L + 3.25%	4.00%	3/15/2026	25,807	25,753	25,700	0.14
Univision Communications, Inc. (11)	L + 2.75%	3.75%	3/15/2024	3,000	3,009	2,999	0.02
					165,269	165,095	0.93
Metals & Mining
American Rock Salt Company, LLC (10)	L + 4.00%	4.75%	6/4/2028	30,779	30,757	30,529	0.17
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	37,730	37,556	37,184	0.21
					68,313	67,713	0.38
Oil, Gas & Consumable Fuels
CQP Holdco LP (9)	L + 3.75%	4.76%	6/5/2028	33,472	33,449	33,355	0.19
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	36,013	35,628	36,013	0.20
Freeport LNG Investments, LLLP (9)	L + 3.50%	4.00%	12/21/2028	56,470	56,258	56,137	0.31
Lucid Energy Group II Borrower, LLC (10)	L + 4.25%	5.00%	11/24/2028	14,983	14,838	14,878	0.08
					140,173	140,383	0.78

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	116,622	113,905	113,720	0.64
Personal Products
Sunshine Cadence Holdco, LLC (4)(6)(8)	L + 4.25%	4.60%	3/23/2027	40,000	36,800	36,800	0.21
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L + 6.00%	6.75%	4/27/2028	38,583	37,870	38,583	0.22
Jazz Pharmaceuticals, Inc. (6)(9)	L + 3.50%	4.00%	4/21/2028	6,972	6,949	6,955	0.04
Padagis, LLC (6)(9)	L + 4.75%	5.72%	7/6/2028	24,371	24,300	24,234	0.14
Rhea Parent, Inc. (4)(5)(10)	SOFR + 5.75%	6.50%	2/18/2029	206,500	202,438	202,370	1.13
Sharp Midco, LLC (4)(9)	L + 4.00%	5.01%	12/14/2028	5,323	5,310	5,303	0.03
					276,867	277,445	1.56
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	243,032	240,757	242,424	1.35
APFS Staffing Holdings, Inc. (9)	SOFR + 4.25%	4.75%	12/29/2028	7,299	7,281	7,276	0.04
Aqgen Island Holdings, Inc. (9)	L + 3.50%	4.56%	5/20/2028	54,874	54,797	54,531	0.30
Armor Holdco, Inc. (6)(9)	L + 4.50%	5.20%	12/11/2028	3,632	3,597	3,635	0.02
BMC Acquisition, Inc. (11)	L + 5.25%	6.25%	12/28/2024	4,717	4,705	4,611	0.03
BPPH2 Limited (4)(6)(8)	L + 6.75%	7.31%	3/2/2028	£40,700	55,039	54,022	0.30
Camelot US Acquisition, LLC (6)(11)	L + 3.00%	4.00%	10/30/2026	19,895	19,789	19,754	0.11
Cast & Crew Payroll, LLC (8)	L + 3.50%	3.96%	2/9/2026	14,447	14,473	14,379	0.08
Cast & Crew Payroll, LLC (9)	SOFR + 3.75%	4.25%	12/29/2028	14,017	13,978	13,960	0.08
CFGI Holdings, LLC (4)(7)(10)	L + 5.25%	6.00%	11/1/2027	145,561	142,265	143,115	0.80
Claims Automation Intermediate 2, LLC (4)(7)(10)	L + 4.75%	5.64%	12/16/2027	45,833	44,309	44,231	0.25
Clearview Buyer, Inc. (4)(7)(10)	L + 5.25%	6.26%	8/26/2027	151,630	148,450	148,106	0.83
CoreLogic, Inc. (9)	L + 3.50%	4.00%	6/2/2028	31,450	31,309	31,155	0.17
Deerfield Dakota Holding, LLC (11)	L + 3.75%	4.75%	4/9/2027	25,937	25,969	25,842	0.14
Emerald US, Inc. (6)(8)	L + 3.50%	3.96%	7/12/2028	3,919	3,915	3,870	0.02
Guidehouse LLP (4)(10)	L + 5.50%	6.25%	10/16/2028	1,202,809	1,191,570	1,190,780	6.65
HIG Orca Acquisition Holdings, Inc. (4)(7)(11)	L + 6.00%	7.10%	8/17/2027	102,550	100,629	102,363	0.57
IG Investments Holdings, LLC (4)(7)(10)	L + 6.00%	7.01%	9/22/2028	598,180	586,600	595,010	3.32
Inmar, Inc. (11)	L + 4.00%	5.01%	5/1/2024	31,920	31,815	31,589	0.18
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	78,000	76,316	76,242	0.43
Kwor Acquisition, Inc. (4)(7)(10)	L + 5.25%	6.00%	12/22/2028	88,598	87,157	87,512	0.49
Legacy Intermediate, LLC (4)(5)(6)(7)(10)	SOFR + 5.75%	6.50%	2/25/2028	93,600	91,234	91,196	0.51

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services (continued)
Material Holdings, LLC (4)(7)(10)	L + 5.75%	6.76%	8/19/2027	248,673	244,016	243,483	1.36
Minotaur Acquisition, Inc. (8)	L + 4.75%	5.21%	3/27/2026	18,518	18,512	18,381	0.10
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	4.51%	5/23/2025	15,032	14,993	14,807	0.08
Sherlock Buyer Corp. (4)(7)(10)	L + 5.75%	6.50%	12/8/2028	34,551	33,700	33,660	0.19
Thevelia US, LLC (6)(9)	L + 4.00%	4.50%	2/9/2029	34,639	34,293	34,271	0.19
Trans Union, LLC (9)	L + 2.25%	2.75%	12/1/2028	7,051	7,034	7,010	0.04
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	153,694	150,533	150,237	0.84
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	367,966	359,850	359,517	2.01
VT Topco, Inc. (7)(10)	L + 3.75%	4.76%	8/1/2025	28,675	28,579	28,282	0.16
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	749,572	734,292	734,864	4.10
					4,601,756	4,610,115	25.74
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.76%	5/26/2027	136,884	133,722	136,406	0.76
McCarthy & Stone PLC (5)(6)(8)	7.00%	7.00%	12/16/2025	£20,000	28,011	26,010	0.15
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,819	69,445	0.39
					230,552	231,861	1.30
Road & Rail
Gruden Acquisition, Inc. (4)(7)(11)	L + 5.25%	6.25%	7/1/2028	82,415	80,359	81,194	0.45
Software
2U, Inc. (6)(10)	L + 5.75%	6.50%	11/30/2024	75,976	75,023	73,412	0.41
Apex Group Treasury, LLC (6)(9)	L + 3.75%	4.76%	7/27/2028	28,342	28,336	28,148	0.16
Apttus Corp. (10)	L + 4.25%	5.00%	4/27/2028	15,433	15,407	15,433	0.09
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.01%	12/3/2027	78,814	77,260	77,009	0.43
Boxer Parent Company, Inc. (8)	L + 3.75%	4.76%	10/2/2025	54,266	54,071	54,018	0.30
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.46%	4/18/2025	10,948	10,983	10,850	0.06
Byjus Alpha, Inc. (6)(10)	L + 5.50%	6.25%	11/5/2026	70,376	69,380	69,782	0.39
Cloudera, Inc. (9)	L + 3.75%	4.25%	8/9/2028	37,556	37,222	37,157	0.21
Community Brands ParentCo, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	2/24/2028	91,875	89,837	89,803	0.50
Confine Visual Bidco (4)(6)(7)(10)	SOFR + 5.75%	6.50%	2/23/2029	252,786	245,210	245,202	1.37
Connatix Buyer, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/14/2027	112,870	110,307	112,220	0.63
ConnectWise, LLC (6)(9)	L + 3.50%	4.00%	9/29/2028	32,438	32,310	32,267	0.18
Cornerstone OnDemand, Inc. (9)	L + 3.75%	4.25%	10/16/2028	24,836	24,762	24,634	0.14
Delta Topco, Inc. (10)	L + 3.75%	4.50%	12/1/2027	35,331	35,291	34,833	0.19
Diligent Corporation (4)(11)	L + 5.75%	6.76%	8/4/2025	89,100	88,140	88,432	0.49

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	4.76%	11/9/2027	29,966	30,024	29,666	0.17
EP Purchaser, LLC (9)	L + 3.50%	4.51%	11/6/2028	16,947	16,934	16,859	0.09
Epicor Software Corp. (10)	L + 3.25%	4.00%	7/30/2027	33,950	33,865	33,724	0.19
Episerver, Inc. (4)(7)(11)	L + 5.50%	6.51%	4/9/2026	25,292	24,850	24,801	0.14
Experity, Inc. (4)(7)(10)	L + 5.75%	6.50%	7/22/2027	136,083	133,312	133,092	0.74
Flexera Software, LLC (10)	L + 3.75%	4.50%	1/26/2028	23,363	23,304	23,134	0.13
GI Consilio Parent, LLC (7)(9)	L + 4.00%	4.50%	4/30/2028	37,876	37,144	37,390	0.21
Gigamon Inc. (4)(7)(10)	SOFR + 5.75%	6.78%	3/11/2029	453,846	444,333	444,254	2.48
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/1/2028	145,966	142,206	142,025	0.79
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	35,753	35,245	35,268	0.20
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	4.91%	12/1/2027	41,626	41,752	41,613	0.23
HS Purchaser, LLC (10)	L + 4.00%	4.75%	11/19/2026	47,833	47,810	47,354	0.26
Hyland Software, Inc. (10)	L + 3.50%	4.25%	7/1/2024	30,236	30,254	30,122	0.17
Idera, Inc. (10)	L + 3.75%	4.50%	2/4/2028	53,335	53,222	52,481	0.29
Imperva, Inc. (11)	L + 4.00%	5.00%	1/12/2026	19,268	19,349	19,068	0.11
ION Trading Finance Ltd. (6)(8)	L + 4.75%	5.21%	3/26/2028	28,251	28,277	28,084	0.16
Ivanti Software, Inc. (10)	L + 4.25%	5.00%	12/1/2027	33,357	33,160	32,960	0.18
Ivanti Software, Inc. (10)	L + 4.00%	4.75%	12/1/2027	5,167	5,155	5,089	0.03
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.51%	2/8/2026	118,690	116,812	118,690	0.66
MA FinanceCom, LLC (6)(11)	L + 4.25%	5.25%	6/5/2025	4,543	4,597	4,513	0.03
Mandolin Technology Intermediate Holdings, Inc. (4)(7)(9)	L + 3.75%	4.25%	7/6/2028	78,217	77,059	76,935	0.43
Mitratech Holdings, Inc. (5)(10)	L + 3.75%	4.50%	5/18/2028	16,958	16,883	16,788	0.09
Medallia, Inc. (4)(7)(10)	L + 6.75% PIK	7.50%	10/29/2028	752,505	738,055	737,232	4.12
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	92,268	89,618	89,533	0.50
MRI Software, LLC (7)(11)	L + 5.50%	6.51%	2/10/2026	20,027	19,914	19,902	0.11
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	686,605	673,602	672,873	3.76
NortonLifeLock, Inc. (6)(9)	SOFR + 2.00%	2.50%	1/27/2029	31,714	31,556	31,364	0.18
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L + 3.25%	4.26%	6/16/2028	9,453	9,297	9,345	0.05
Perforce Software, Inc. (8)	L + 3.75%	4.21%	7/1/2026	38,769	38,538	38,387	0.21
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.30%	4/26/2024	48,658	48,731	48,424	0.27
Project Leopard Holdings, Inc. (11)	L + 4.75%	5.75%	7/7/2024	25,722	25,772	25,645	0.14
Proofpoint, Inc. (5)(9)	L + 3.25%	3.76%	8/31/2028	8,983	8,945	8,980	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Quest Software US Holdings, Inc. (6)(9)	SOFR + 4.25%	4.75%	5/16/2025	27,951	27,696	27,573	0.15
RealPage, Inc. (9)	L + 3.25%	3.75%	4/24/2028	26,932	26,721	26,663	0.15
Relativity ODA, LLC (4)(7)(11)	L + 6.50% PIK	7.50%	5/12/2027	44,868	43,869	44,121	0.25
Rocket Software, Inc. (8)	L + 4.25%	4.71%	11/28/2025	26,473	26,469	26,184	0.15
Rocket Software, Inc. (9)	L + 4.25%	4.75%	11/28/2025	28,240	28,004	27,923	0.16
S2P Acquisition Borrower, Inc. (6)(8)	L + 4.00%	4.46%	8/14/2026	15,444	15,480	15,381	0.09
Sophia LP (9)	L + 3.25%	3.75%	10/7/2027	6,982	6,845	6,927	0.04
Sovos Compliance, LLC (7)(9)	L + 4.50%	5.00%	7/29/2028	32,536	32,527	32,536	0.18
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.60%	3/11/2027	106,200	104,262	105,000	0.59
Spitfire Parent, Inc. (4)(11)	E + 5.50%	6.50%	3/11/2027	€19,354	23,001	21,319	0.12
SS&C Technologies, Inc. (9)	SOFR + 2.25%	2.75%	3/22/2029	832	811	811	0.00
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	860,712	844,696	852,105	4.76
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	10,123	9,930	10,022	0.06
Surf Holdings, LLC (6)(8)	SOFR + 3.50%	4.11%	3/5/2027	38,846	38,730	38,524	0.22
Sybil Software, LLC (6)(8)	L + 1.75%	2.76%	3/22/2028	6,383	6,344	6,385	0.04
Symphony Technology Group (5)(6)(10)	L + 5.00%	5.75%	7/27/2028	92,047	91,352	91,504	0.51
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	4.49%	2/18/2027	3,955	3,980	3,938	0.02
The NPD Group L.P. (4)(7)(10)	L + 6.00%	6.75%	11/9/2028	694,734	678,734	679,790	3.80
The Ultimate Software Group, Inc. (9)	L + 3.25%	4.21%	5/4/2026	33,693	33,618	33,475	0.19
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	116,657	114,308	114,941	0.64
Veritas US, Inc. (6)(11)	L + 5.00%	6.00%	9/1/2025	26,033	26,154	24,432	0.14
Virgin Pulse, Inc. (10)	L + 4.00%	4.75%	4/6/2028	42,340	41,975	41,917	0.23
Vision Solutions, Inc. (10)	L + 4.00%	4.75%	3/4/2028	43,728	43,604	43,345	0.24
					6,342,224	6,343,611	35.45
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	36,866	36,269	36,405	0.20
EG America, LLC (6)(9)	L + 4.25%	4.75%	3/10/2026	22,968	22,787	22,693	0.13
EG Dutch Finco BV (6)(8)	L + 4.00%	5.00%	2/7/2025	25,434	25,291	25,089	0.14
Petco Health & Wellness Co, Inc. (10)	L + 3.25%	4.26%	2/24/2028	4,894	4,883	4,855	0.03
PetSmart, Inc. (5)(10)	L + 3.75%	4.50%	2/11/2028	3,278	3,251	3,272	0.02
Runner Buyer, Inc. (10)	L + 5.50%	6.25%	10/20/2028	80,000	78,447	76,800	0.43
					170,928	169,114	0.95
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (8)	L + 5.00%	6.01%	5/1/2024	16,922	16,861	16,922	0.09
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	46,246	46,330	45,783	0.26
					63,191	62,705	0.35

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (4)(11)	L + 7.00%	8.00%	6/30/2027	26,663	26,067	25,729	0.14
S&S Holdings, LLC (9)	L + 5.00%	5.80%	3/4/2028	6,478	6,351	6,259	0.03
					32,418	31,988	0.17
Trading Companies & Distributors
Diversitech Holdings, Inc. (7)(9)	L + 3.75%	4.76%	12/22/2028	15,950	15,787	15,724	0.09
Foundation Building Materials, Inc. (9)	L + 3.25%	3.75%	2/3/2028	30,515	30,264	30,027	0.17
LBM Acquisition, LLC (10)	L + 3.75%	4.50%	12/17/2027	49,969	49,774	48,845	0.27
Park River Holdings, Inc. (10)	L + 3.25%	4.22%	12/28/2027	69,534	68,374	68,113	0.38
Porcelain Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	4/30/2027	83,553	80,941	82,377	0.46
Specialty Building Products Holdings, LLC (9)	L + 3.75%	4.25%	10/15/2028	30,263	30,195	29,611	0.17
SRS Distribution, Inc. (9)	SOFR + 3.50%	4.02%	6/4/2028	57,175	56,970	56,559	0.32
The Cook & Boardman Group, LLC (11)	SOFR + 5.75%	6.75%	10/17/2025	79,153	76,913	77,273	0.43
					409,218	408,529	2.29
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L + 4.75%	5.50%	3/31/2028	51,825	51,084	51,566	0.29
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027	22,402	22,464	22,441	0.13
First Student Bidco, Inc. (9)	L + 3.00%	3.98%	7/21/2028	13,764	13,673	13,670	0.08
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.67%	5/3/2027	136,298	133,987	131,187	0.73
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.76%	8/4/2027	119,331	117,176	117,018	0.65
Liquid Tech Solutions Holdings, LLC (10)	L + 4.75%	5.50%	3/19/2028	19,239	19,155	19,191	0.11
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027	119,069	116,746	117,339	0.66
Safety Borrower Holdings LP (4)(7)(11)	L + 5.75%	6.75%	9/1/2027	38,499	38,090	38,047	0.21
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027	152,935	149,353	150,159	0.84
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.51%	7/9/2027	73,514	72,107	71,912	0.40
					733,835	732,530	4.10
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR + 4.00%	4.75%	12/17/2027	44,898	44,781	44,375	0.25
Total First Lien Debt					$34,014,336	$33,999,054	189.92%

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp. (4)(5)(10)	L + 7.63%	8.38%	5/25/2029		$44,520	$43,923	$44,297	0.25%
Peraton Corp. (10)	L + 7.75%	8.50%	2/26/2029		53,508	52,838	53,307	0.30
						96,761	97,604	0.55
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L + 7.25%	8.00%	9/1/2027		33,015	32,410	32,024	0.18
Wwex Uni Topco Holdings, LLC (10)	L + 7.00%	8.01%	7/26/2029		33,000	32,559	32,546	0.18
						64,969	64,570	0.36
Capital Markets
The Edelman Financial Engines Center, LLC (8)	L + 6.75%	7.21%	7/20/2026		14,000	13,887	13,841	0.08
Chemicals
Hexion Holdings Corp. (9)	SOFR + 7.00%	7.50%	3/2/2030		65,000	63,219	62,563	0.35
NIC Acquisition Corp. (10)	L + 7.75%	8.76%	12/29/2028		31,500	31,096	30,555	0.17
Pearls Netherlands Bidco (4)(6)(9)	L + 7.25%	7.92%	2/25/2030		42,453	41,298	41,298	0.23
						135,613	134,416	0.75
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (10)	L + 6.75%	7.50%	3/18/2029		29,464	29,335	29,538	0.16
USIC Holdings, Inc. (5)(10)	L + 6.50%	7.25%	5/7/2029		8,594	8,540	8,519	0.05
						37,875	38,057	0.21
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L + 8.75%	9.76%	12/31/2028		43,277	42,524	43,277	0.24
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 7.25%	8.00%	8/24/2029		32,725	32,069	32,377	0.18
						74,593	75,654	0.42
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L + 7.00%	7.50%	12/7/2029		25,000	24,757	24,719	0.14
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc. (4)(5)(9)	SOFR + 6.50%	7.00%	2/16/2030		52,500	51,466	51,450	0.29
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)	8.50%	8.50%	4/15/2029	C$	15,800	12,427	12,622	0.07
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S + 7.50%	7.61%	8/19/2029		£75,340	100,046	96,625	0.54
CD&R Artemis UK Bidco Ltd. (4)(6)(7)(9)	L + 7.25%	7.75%	8/19/2029		15,000	12,137	14,358	0.08
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		29,372	28,862	29,151	0.16
						153,472	152,756	0.85
Hotels, Restaurants & Leisure
Mic Glen, LLC (9)	L + 6.75%	7.25%	7/30/2029		19,000	18,943	18,725	0.10

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
Second Lien debt (continued)
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/1/2029	62,524		61,913	61,899	0.35
Insurance
Jones Deslauriers Insurance Management, Inc. (6)(8)	C + 7.50%	8.38%	3/26/2029	C$	32,694	25,454	25,729	0.14
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	7.46%	2/16/2029	60,975		61,182	60,428	0.34
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033	85,014		82,607	82,463	0.46
						143,789	142,891	0.80
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L + 6.50%	7.25%	8/31/2029	83,824		82,269	82,147	0.46
LSCS Holdings, Inc. (4)(9)	L + 8.00%	8.50%	11/30/2029	40,000		39,420	39,800	0.22
Phoenix Newco, Inc. (4)(9)	L + 6.50%	7.00%	11/15/2029	90,000		88,228	88,200	0.49
						209,917	210,147	1.17
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L + 7.25%	7.75%	12/31/2029	31,500		30,736	30,713	0.17
Professional Services
Aqgen Island Holdings, Inc. (5)(9)	L + 6.50%	7.50%	5/4/2029	34,508		34,166	34,293	0.19
Celestial Saturn Parent, Inc. (9)	L + 6.50%	7.00%	6/4/2029	125,488		124,542	124,390	0.69
Deerfield Dakota Holding, LLC (10)	L + 6.75%	7.50%	4/7/2028	29,650		29,559	29,724	0.17
VT Topco, Inc. (4)(10)	L + 6.75%	7.76%	7/31/2026	35,500		35,343	35,145	0.20
						223,610	223,552	1.25
Software
Apex Group Treasury, LLC (4)(6)(9)	L + 6.75%	7.76%	7/27/2029	66,000		64,895	66,990	0.37
Cloudera, Inc. (9)	L + 6.00%	6.50%	8/9/2029	61,697		61,436	60,925	0.34
HS Purchaser, LLC (10)	L + 6.75%	7.50%	11/19/2027	71,000		71,123	70,290	0.39
Idera, Inc. (10)	L + 6.75%	7.50%	2/4/2029	30,331		30,233	29,952	0.17
Mandolin Technology Intermediate Holdings, Inc. (4)(9)	L + 6.50%	7.00%	7/6/2029	31,900		31,493	31,422	0.18
Mitratech Holdings, Inc. (4)(10)	L + 6.75%	7.50%	4/28/2029	18,000		17,932	17,910	0.10
Proofpoint, Inc. (5)(9)	L + 6.25%	6.76%	6/8/2029	101,121		100,755	101,089	0.56
Symphony Technology Group (6)(10)	L + 8.25%	9.00%	5/3/2029	91,647		90,437	91,074	0.51
Virgin Pulse, Inc. (10)	L + 7.25%	8.00%	3/30/2029	29,000		28,841	28,638	0.16
Vision Solutions, Inc. (5)(10)	L + 7.25%	8.00%	3/4/2029	126,381		125,572	124,627	0.70
						622,717	622,917	3.48

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Trading Companies & Distributors
Diversitech Holdings, Inc. (4)(9)	L + 6.75%	7.76%	12/16/2029	22,500	22,279	22,106	0.12
Transportation Infrastructure
Drive Chassis Holdco, LLC (8)	L + 6.75%	7.81%	4/10/2026	102,042	102,133	101,977	0.57
Total Second Lien Debt					$2,114,884	$2,113,723	11.80%
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L + 6.50%	6.76%	10/23/2034	$3,000	$3,000	$2,815	0.02%
AIMCO CLO Series 2015-A (5)(6)(8)	L + 6.60%	6.84%	10/17/2034	7,450	7,450	7,279	0.04
Allegro CLO Ltd. (4)(5)(6)(8)	L + 7.00%	7.24%	1/19/2033	3,895	3,856	3,774	0.02
Apidos CLO XXXIII (5)(6)(8)	L + 6.35%	7.35%	10/24/2034	5,000	4,952	4,795	0.03
Apidos CLO XXXVI, LLC (4)(5)(6)(8)	L + 5.95%	6.56%	7/20/2034	8,500	8,500	8,021	0.04
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	7.25%	10/20/2034	7,750	7,750	7,361	0.04
Ares LXII CLO, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	1/25/2034	9,000	9,000	8,817	0.05
Ares XXVII CLO, Ltd. (5)(6)(8)	L + 6.75%	7.00%	10/28/2034	7,000	6,932	6,832	0.04
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L + 6.60%	7.12%	1/20/2035	7,000	6,932	6,781	0.04
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.74%	7/15/2034	6,000	6,000	5,868	0.03
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.65%	6.75%	1/18/2035	7,200	7,200	7,031	0.04
Benefit Street Partners CLO XXI (4)(5)(6)(8)	L + 6.75%	7.24%	7/15/2034	6,500	6,500	6,203	0.03
Benefit Street Partners CLO XXII (4)(5)(6)(8)	L + 6.70%	7.50%	10/15/2034	3,000	2,970	2,898	0.02
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L + 6.25%	6.50%	7/20/2034	7,000	7,000	6,711	0.04
Carval CLO V-C, LTD. (4)(5)(6)(8)	L + 6.75%	6.96%	10/15/2034	8,000	7,922	7,775	0.04
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L + 6.80%	7.31%	10/16/2034	8,000	8,000	7,783	0.04
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L + 6.15%	6.79%	8/20/2034	8,000	8,000	7,748	0.04
Eaton Vance CLO 2019-1 Ltd (4)(5)(6)(8)	L + 6.50%	6.74%	4/15/2031	3,750	3,755	3,644	0.02
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L + 7.22%	7.22%	10/20/2034	9,500	9,439	9,354	0.05
Elmwood CLO VI, Ltd. (5)(6)(8)	L + 6.50%	6.74%	10/20/2034	4,000	4,000	3,815	0.02
Flatiron RR CLO 22, LLC (5)(6)(8)	L + 6.20%	6.52%	10/15/2034	5,000	5,000	4,848	0.03
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L + 6.61%	7.44%	10/20/2034	12,000	11,885	11,351	0.06
Galaxy 30 CLO, Ltd. (4)(5)(6)(8)	L + 5.95%	6.90%	10/25/2031	4,000	3,944	3,899	0.02
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L + 7.00%	7.00%	4/15/2035	3,000	2,970	2,970	0.02
Goldentree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L + 6.15%	6.66%	10/20/2034	6,200	6,200	5,968	0.03
Goldentree Loan Management US Clo 12 Ltd. (4)(5)(6)(8)	L + 7.25%	7.25%	4/20/2034	6,500	6,438	6,438	0.04
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L + 6.33%	6.57%	7/15/2034	3,500	3,488	3,327	0.02
Gulf Stream Meridian 7, Ltd. (4)(5)(6)(8)	L + 6.90%	6.90%	7/15/2035	5,000	4,950	4,950	0.03
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L + 6.95%	7.17%	1/30/2035	9,500	9,314	9,340	0.05
HPS Loan Management 15-2019 Ltd (4)(5)(6)(8)	L + 6.80%	6.80%	1/22/2035	4,000	3,960	3,960	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations (continued)
Jamestown CLO XIV, Ltd. (5)(6)(8)	L + 7.20%	7.45%	10/20/2034	10,000	9,806	9,527	0.05
Kayne CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.74%	4/15/2032	5,000	5,009	4,912	0.03
Magnetite XXXII Ltd (4)(5)(6)(8)	L + 6.90%	6.90%	4/15/2035	5,000	5,000	5,000	0.03
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L + 6.75%	7.06%	10/20/2034	6,500	6,500	6,428	0.04
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L + 6.25%	6.50%	10/20/2035	11,000	11,000	10,459	0.06
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L + 6.50%	6.75%	10/20/2034	4,250	4,061	4,039	0.02
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L + 6.60%	7.10%	12/2/2034	7,500	7,500	7,244	0.04
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L + 7.13%	7.37%	10/15/2033	5,000	4,977	4,888	0.03
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L + 6.50%	6.90%	11/14/2034	14,500	14,500	14,018	0.08
Park Avenue Institutional Advisers CLO Ltd 2022-1 (4)(5)(6)(8)	L + 7.30%	7.30%	4/20/2035	6,000	5,821	6,000	0.03
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L + 6.80%	7.15%	10/15/2034	11,000	10,976	10,731	0.06
PPM CLO 2, Ltd. (4)(5)(6)(8)	L + 6.55%	6.79%	4/16/2032	5,000	5,008	4,889	0.03
PPM CLO 4, Ltd. (5)(6)(8)	L + 6.50%	6.74%	10/18/2034	8,775	8,775	8,551	0.05
PPM CLO 6, Ltd. (5)(6)(8)	L + 6.50%	6.75%	10/18/2034	4,800	4,800	4,679	0.03
Rad CLO 14, Ltd. (4)(5)(6)(8)	L + 6.50%	6.70%	1/15/2035	6,750	6,750	6,613	0.04
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L + 6.72%	6.99%	10/20/2034	4,000	3,942	3,855	0.02
RR 19, Ltd. (5)(6)(8)	L + 6.50%	6.81%	10/15/2035	3,000	3,000	2,872	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L + 6.56%	6.82%	10/25/2034	6,900	6,767	6,434	0.04
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L + 6.25%	6.65%	7/21/2034	8,000	8,000	7,646	0.04
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L + 7.11%	8.12%	1/20/2034	2,875	2,849	2,681	0.01
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L + 7.06%	7.30%	7/15/2034	6,250	6,191	6,023	0.03
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L + 6.70%	6.92%	1/15/2035	8,250	8,088	7,872	0.04
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L + 6.40%	6.64%	7/19/2034	5,000	4,902	4,837	0.03
Total Structured Finance Obligations					$341,529	$332,554	1.86%
Unsecured Debt
Health Care Technology
Minerva Merger Sub, Inc. (5)(8)	L + 6.50%	6.50%	2/15/2030	$7,146	$7,146	$6,941	0.04%
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%	6.00%	2/15/2029	6,272	6,068	5,423	0.03
Software
Condor Merger Sub, Inc. (8)	L + 7.38%	7.38%	2/15/2030	14,286	14,286	13,724	0.08
Total Unsecured Debt					$27,500	$26,088	0.15%

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	$4,336	$5,405	0.03%
Micross Topco, Inc. (4)				116	125	116	0.00
					4,461	5,521	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,938	0.01
					2,751	3,740	0.02
Distributors
Box Co-Invest Blocker, LLC (4)				3,308,320	3,308	3,390	0.02
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				29,194,330	28,735	35,234	0.20
Deneb Ultimate Topco, LLC - Class A Units (4)				4,060	4,060	4,175	0.02
					32,795	39,409	0.22
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				15,636	13,261	13,261	0.07
Point Broadband Holdings, LLC - Class B Units (4)				833,140	2,375	2,374	0.01
					15,636	15,635	0.08
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				4,500	4,500	4,149	0.02
Health Care Providers & Services
AVE Holdings I Corp. (4)				12,237,213	11,870	11,870	0.07
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	44,638	0.25
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	5,460	0.03
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units (4)				19,700,000	19,700	19,700	0.11
NC Eve, L.P. - LP Interest (4)(6)				2,500,000	3,398	3,284	0.02
					88,135	90,417	0.51
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.14
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	56,170	0.31
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.04
					59,435	62,670	0.35

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,770	0.01
Expedition Holdco, LLC (4)				810,810	810	810	0.00
Lobos Parent, Inc. - Series A Preferred Shares (4)				45,090	43,962	45,542	0.25
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	33,228	0.19
					77,152	81,350	0.45
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238,400	33,725	37,320	0.21
Frontline Road Safety Investments, LLC - Class A Common Units (4)				41,304	4,363	3,942	0.02
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,116	0.01
					39,204	42,378	0.24
Total Equity Investments					$353,064	$374,346	2.08%
Total Investments - non-controlled/non-affiliated					$36,851,314	$36,845,765	205.81%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(6)(14)					$583	$1,799	0.01%
Total Equity					$583	$1,799	0.01%
Total Investments — non-controlled/affiliated					$583	$1,799	0.01%
Investments—controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					$189,900	$189,900	1.06%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(6)(14)					1,421	1,809	0.01
Total Equity					$191,321	$191,709	1.07%
Investment in Joint Venture
BCRED Emerald JV (6)					$733,404	$738,201	4.12%
Total Investment in Joint Venture					$733,404	$738,201	4.12%
Total Investments — controlled/affiliated					$924,724	$929,910	5.19%
Total Investment Portfolio					$37,776,621	$37,777,474	211.01%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$1,642,981	$1,642,981	9.18%
Total Portfolio Investments, Cash and Cash Equivalents					$39,419,602	$39,420,455	220.19%

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. Variable rate loans typically include an interest reference rate floor feature. As of March 31, 2022, 91.9% of the portfolio at fair value had a base rate floor above zero. For each such loan, the Company has provided the interest rate in effect on the date presented.
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
(6)    The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets represented 17.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$74,169	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(215)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	2,749	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/30/2028	5,741	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	11,026	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	536	—
Alera Group, Inc.	Delayed Draw Term Loan	10/2/2028	40,593	(203)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	68,476	(685)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(230)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	22,500	(225)
Armada Parent, Inc.	Revolver	10/29/2027	24,750	—
Ascend Buyer, LLC	Revolver	9/30/2027	6,467	—
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	4,579	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(156)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	18,518	(201)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(110)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(120)
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	22,662	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	57,432	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	26,865	(269)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	7,659	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	4,174	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	1,350	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	26,770	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	91,739	(917)

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CD&R Artemis UK Bidco Ltd.	Revolver	8/19/2026	25,000	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2028	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	55,557	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	7,664	—
CPI Holdco, LLC	Delayed Draw Term Loan	5/1/2023	78,721	—
CPI Holdco, LLC	Revolver	11/1/2026	28,928	(579)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	51,930	(478)
Cumming Group, Inc.	Revolver	5/26/2027	20,066	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	4,832	—
DG Investment Intermediate Holdings 2, Inc.	Delayed Draw Term Loan	3/31/2028	3,162	—
Diversitech Holdings, Inc.	Delayed Draw Term Loan	12/22/2028	3,300	—
Donuts, Inc.	Delayed Draw Term Loan	5/14/2023	128,295	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	—
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	11/22/2023	55,800	—
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(127)
Episerver, Inc.	Revolver	4/9/2026	3,833	(48)
Experity, Inc.	Revolver	7/22/2027	13,452	(269)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	8/2/2022	30,625	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2023	3,537	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	5,129	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	39,526	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	32,397	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(380)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	67,500	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	2,246	—
GI Consilio Parent, LLC	Revolver	5/14/2026	6,300	(114)
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	36,000	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,720	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(515)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	32,111	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	—
Great Day Improvements, LLC	Revolver	12/28/2027	28,703	(574)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	6,930	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	8,325	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	38,209	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	18,629	(186)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	2,221	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/2/2024	77,875	—

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
IG Investments Holdings, LLC	Revolver	9/22/2027	35,862	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	7,318	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	7/9/2023	73,250	(549)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	90,495	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/27/2028	12,054	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	19,840	(198)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	18,452	(185)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	5,747	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	10,688	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	11,402	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	36,794	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	36,000	(360)
Legacy Intermediate, LLC	Revolver	2/25/2028	17,242	(172)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	10,800	(108)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	22,348	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	31,793	—
Material Holdings, LLC	Revolver	8/17/2027	10,810	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	16,185	(59)
Medallia, Inc.	Delayed Draw Term Loan	10/29/2023	11,138	—
Medical Knowledge Group, LLC	Revolver	2/1/2029	34,020	—
Metis Buyer, Inc.	Revolver	5/4/2026	3,600	—
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	509	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	771	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	42,074	—
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	16,834	—
MRI Software, LLC	Revolver	2/10/2026	673	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	122,548	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	4,224	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	30,494	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	—
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	3/2/2028	7,200	—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/28/2028	57	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	22,406	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(63)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	73,003	(913)
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	15,000	—
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	1/1/2024	65,000	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	2,400	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	21,722	(638)
Pro Mach Group, Inc.	Delayed Draw Term Loan	8/31/2028	1,324	—
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	114,448	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	25,460	—
Profile Products, LLC	Revolver	11/12/2027	15,771	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	9,016	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	5,686	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	29,219	—
Radwell International, LLC	Revolver	7/13/2027	34,375	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	2,381	43
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	1,957	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	77,680	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	25,904	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	8,390	—
Safety Borrower Holdings LP	Revolver	9/1/2027	2,517	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	44,400	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(480)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	15,200	(210)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	7,771	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/5/2024	58,933	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/1/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	33,940	—
Smile Doctors, LLC	Revolver	12/21/2027	48,007	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	129,000	—
Sovos Compliance, LLC	Delayed Draw Term Loan	8/11/2028	3,643	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	7,139	(178)
SpecialtyCare, Inc.	Revolver	6/18/2026	5,935	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	13,833	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	45,312	(453)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	18,901	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	6,519	—
Tennessee Bidco Limited	Delayed Draw Term Loan	8/3/2028	89,723	—
The Action Environmental Group, Inc.	Delayed Draw Term Loan	1/16/2026	8,518	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2028	18,972	(25)
The Fertility Partners, Inc.	Revolver	9/16/2027	7,589	(10)
The GI Alliance Management, LLC	Delayed Draw Term Loan	2/4/2023	65,222	—
The NPD Group L.P.	Revolver	12/1/2027	52,471	(355)
Therapy Brands Holdings, LLC	Delayed Draw Term Loan	5/18/2028	1,627	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	7,481	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	—
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	—
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	789	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	28,754	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	109,037	(1,090)
Triple Lift, Inc.	Revolver	5/6/2028	14,295	(286)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	6,916	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	49,353	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(194)

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	1,243	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	56,571	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	19,482	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	12,486	(125)
Specialty Lending Company LLC	LLC Interest		125,100	—
Total Unfunded Commitments			$5,179,166	$(19,815)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of March 31, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of March 31, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of March 31, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of March 31, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of March 31, 2022 was 1.50%.
(14)     For unsettled positions the interest rate does not include the base rate.
(15)    Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2022	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$1,614	$—	$—	$185	$1,799	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	212,400	—	(22,500)	—	189,900	10,125
BCRED Emerald JV	—	733,404	—	4,797	738,201	9,176
GSO DL Co-Invest CI LP	1,809	—	—	—	1,809	—
Total Controlled/Affiliated Investments	$214,209	$733,404	$(22,500)	$4,797	$929,910	$19,301

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	Euro 423 million	US Dollar 481 million	4/1/2022	$(11,957)

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Interest Rate Swaps

Interest Rate Swaps as of March 31, 2022
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024	$435,000	$(6,634)	$(165)	$(8,635)
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024	365,000	(5,941)	462	(7,898)
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024	500,000	(8,758)	—	(11,570)
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025	500,000	(9,287)	—	(12,157)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000	2,130	—	2,301
Deutsche Bank	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000	2,482	—	2,301
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	400,000	(1,612)	—	(1,456)
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	500,000	(2,044)	—	(1,820)
Total Interest Rate Swaps					$3,950,000	$(29,664)	$297	$(38,934)
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/27/2027	$6,619	$6,579	$6,500	0.05%
Linquest Corp. (4)(7)(10)	L + 5.75%	6.50%	7/28/2028	157,106	153,737	153,516	1.19
Loar Group, Inc. (4)(11)	L + 7.25%	8.25%	10/2/2023	29,422	29,422	29,422	0.23
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	10,849	10,680	9,981	0.08
Peraton Corp. (10)	L + 3.75%	4.50%	2/1/2028	72,389	72,163	72,543	0.56
Vertex Aerospace Services Corp. (10)	L + 4.00%	4.75%	10/27/2028	22,385	22,293	22,379	0.17
					294,874	294,342	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	271,064	265,859	268,354	2.09
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	105,679	104,902	104,622	0.81
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	34,388	33,430	34,388	0.27
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	38,742	38,698	38,742	0.30
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	218,835	213,914	213,878	1.66
SEKO Global Logistics Network, LLC (4)(11)	E + 5.00%	6.00%	12/30/2026	€35,393	40,412	40,295	0.31
SEKO Global Logistics Network, LLC (4)(7)(11)	L + 5.00%	6.00%	12/30/2026	103,543	102,300	103,315	0.80
The Kenan Advantage Group, Inc. (10)	L + 3.75%	4.50%	3/12/2026	19,039	19,034	19,013	0.15
Wwex Uni Topco Holdings, LLC (10)	L + 4.25%	5.00%	7/26/2028	12,681	12,562	12,731	0.10
					831,112	835,338	6.49
Airlines
Air Canada (6)(10)	L + 3.50%	4.25%	8/11/2028	7,819	7,745	7,823	0.06
American Airlines, Inc. (6)(10)	L + 4.75%	5.50%	3/11/2028	7,314	7,248	7,591	0.06
United Airlines, Inc. (6)(10)	L + 3.75%	4.50%	4/21/2028	16,631	16,629	16,728	0.13
					31,622	32,143	0.25
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	3.35%	4/30/2026	6,806	6,809	6,780	0.05
Metis Buyer, Inc. (4)(5)(7)(8) - Revolving Term Loan	L + 3.75%	3.85%	5/4/2028	4,275	4,099	4,221	0.03
Metis Buyer, Inc. (10)	L + 4.00%	4.75%	5/4/2028	49,750	48,510	49,859	0.39
Wheel Pros, Inc. (10)	L + 4.50%	5.25%	4/23/2028	25,906	25,912	25,901	0.20
					85,330	86,761	0.67
Beverages
Arterra Wines Canada, Inc. (6)(10)	L + 3.50%	4.25%	11/24/2027	4,957	4,984	4,970	0.04
Triton Water Holdings, Inc. (9)	L + 3.50%	4.00%	3/18/2028	26,637	26,601	26,387	0.21
					31,585	31,357	0.25

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L + 3.25%	3.75%	4/12/2028	2,947	2,934	2,946	0.02
CP Atlas Buyer, Inc. (9)	L + 3.75%	4.25%	11/23/2027	31,556	31,560	31,461	0.24
Empire Today, LLC (10)	L + 5.00%	5.75%	3/8/2028	69,572	68,419	68,485	0.53
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	2/26/2027	78,944	77,860	78,550	0.61
Great Day Improvements, LLC (4)(7)(9)	L + 6.25%	6.75%	12/29/2027	245,000	239,342	239,335	1.86
Illuminate Merger Sub Corp. (9)	L + 3.50%	4.00%	6/30/2028	8,000	7,944	7,949	0.06
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	52,938	52,414	52,938	0.41
Kodiak BP, LLC (10)	L + 3.25%	4.00%	2/25/2028	10,389	10,369	10,330	0.08
L&S Mechanical Acquisition, LLC (4)(7)(10)	L + 5.75%	6.50%	9/1/2027	114,795	112,627	112,499	0.88
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	105,696	105,247	106,269	0.83
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	27,963	27,739	27,963	0.22
Mi Windows and Doors, LLC (10)	L + 3.75%	4.50%	12/18/2027	24,288	24,404	24,425	0.19
Symphony Technology Group (10)	L + 5.00%	5.75%	5/3/2028	63,186	62,591	63,117	0.49
Windows Acquisition Holdings, Inc. (4)(11)	L + 6.50%	7.50%	12/29/2026	62,366	61,321	62,366	0.49
					884,772	888,631	6.91
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	4.60%	7/31/2026	17,347	17,392	17,418	0.14
Situs-AMC Holdings Corporation (4)(10)	L + 5.75%	6.50%	12/22/2027	110,000	108,905	108,900	0.85
Superannuation And Investments US, LLC (6)(9)	L + 3.75%	4.25%	9/23/2028	14,364	14,244	14,391	0.11
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	4.25%	3/15/2028	19,880	19,814	19,894	0.15
					160,355	160,602	1.25
Chemicals
Dominion Colour Corporation (4)(6)(7)(11)	L + 8.25% (incl. 2.00% PIK)	9.25%	4/6/2024	35,687	34,449	35,062	0.27
Geon Performance Solutions, LLC (10)	L + 4.75%	5.50%	8/9/2028	7,389	7,336	7,463	0.06
Hyperion Materials & Technologies, Inc. (9)	L + 4.50%	5.00%	8/28/2028	25,252	25,160	25,326	0.20
LSF11 Skyscraper Holdco S.à r.l, LLC (6)(10)	L + 3.50%	4.25%	9/29/2027	19,850	19,758	19,863	0.15
New Arclin US Holding Corp. (6)(7)(9)	L + 3.75%	4.25%	9/21/2028	20,208	20,115	20,209	0.16
NIC Acquisition Corp. (10)	L + 3.75%	4.50%	12/29/2027	13,837	13,824	13,698	0.11
Olympus Water US Holding Corp. (9)	L + 3.75%	4.25%	9/21/2028	10,625	10,598	10,605	0.08
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	30,420	28,311	29,675	0.23
					159,550	161,901	1.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	3.84%	2/27/2025	16,040	16,025	15,961	0.12
Allied Universal Holdco, LLC (9)	L + 3.75%	4.25%	5/12/2028	33,952	33,913	33,884	0.26
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.85%	5/7/2028	372,166	372,166	372,166	2.90
DG Investment Intermediate Holdings 2, Inc. (10)	L + 3.50%	4.25%	3/17/2028	29,592	29,647	29,620	0.23
Divisions Holding Corp. (10)	L + 4.75%	5.50%	5/29/2028	24,036	23,815	24,126	0.19
EAB Global, Inc. (9)	L + 3.50%	4.00%	6/28/2028	8,000	7,956	7,967	0.06
ECP Gopher Holdings L.P. (11)	L + 3.25%	4.25%	3/6/2025	3,958	3,973	3,721	0.03
Foundational Education Group, Inc. (4)(9)	L + 4.25%	4.75%	8/31/2028	9,143	9,056	9,166	0.07
Garda World Security Corp. (6)(8)	L + 4.25%	4.36%	10/30/2026	29,435	29,511	29,432	0.23
Genuine Financial Holdings, LLC (8)	L + 3.75%	3.85%	7/11/2025	6,938	6,850	6,924	0.05
International SOS The Americas LP (6)(9)	L + 3.75%	4.25%	8/5/2028	2,331	2,309	2,337	0.02
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	136,278	132,073	132,067	1.03
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	243,525	239,876	241,699	1.88
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	46,505	45,900	46,157	0.36
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	45,655	44,433	44,421	0.35
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	197,224	193,290	193,280	1.50
MaxGen Energy Services Corporation (4)(11)	L + 4.75%	5.75%	6/2/2027	59,700	58,353	58,208	0.45
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	260,796	255,309	255,275	1.99
PECF USS Intermediate Holding III Corp. (9)	L + 4.25%	4.75%	12/15/2028	20,842	20,811	20,891	0.16
Recycle & Resource US, LLC (6)(9)	L + 3.50%	4.00%	7/8/2028	5,219	5,182	5,213	0.04
Revspring, Inc. (8)	L + 4.25%	4.47%	10/11/2025	15,443	15,323	15,501	0.12
Spin Holdco Inc. (10)	L + 4.00%	4.75%	3/1/2028	25,434	25,326	25,547	0.20
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	16,289	15,748	15,668	0.12
TRC Companies, Inc. (9)	L + 3.75%	4.25%	6/21/2024	18,778	18,679	18,711	0.15
TruGreen Limited Partnership (10)	L + 4.00%	4.75%	11/2/2027	5,955	5,990	5,969	0.05
USIC Holdings, Inc. (10)	L + 3.50%	4.25%	5/12/2028	24,938	24,822	24,938	0.19
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	20,584	20,632	20,636	0.16
					1,656,969	1,659,483	12.91
Construction & Engineering
Aegion Corporation (10)	L + 4.75%	5.50%	5/17/2028	23,879	23,814	24,018	0.19
ASP Endeavor Acquisition, LLC (4)(9)	L + 6.50%	7.00%	5/3/2027	35,820	35,183	35,462	0.28
COP Home Services TopCo IV, Inc. (4)(7)(11)	L + 5.00%	6.00%	12/31/2027	128,886	125,700	127,513	0.99
Peak Utility Services Group, Inc. (4)(7)(11)	L + 5.00%	6.00%	2/26/2028	23,622	23,380	23,467	0.18
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 4.50%	5.25%	8/24/2028	42,519	41,196	42,498	0.33
Tutor Perini Corp. (6)(11)	L + 4.75%	5.75%	8/13/2027	2,963	2,992	2,974	0.02
					252,266	255,933	1.99

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC (9)	L + 4.00%	4.50%	10/19/2027	23,827	23,913	23,878	0.19
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	77,601	75,982	75,920	0.59
Berlin Packaging, LLC (9)	L + 3.75%	4.25%	3/11/2028	8,544	8,480	8,545	0.07
Charter NEX US, Inc. (10)	L + 3.75%	4.50%	12/1/2027	21,359	21,428	21,431	0.17
Flex Acquisition Co., Inc. (9)	L + 3.50%	4.00%	2/23/2028	8,191	8,173	8,185	0.06
Flex Acquisition Co., Inc. (8)	L + 3.00%	3.13%	6/29/2025	9,475	9,462	9,404	0.07
Graham Packaging Co, Inc. (10)	L + 3.00%	3.75%	8/4/2027	4,963	4,972	4,956	0.04
IBC Capital US, LLC (6)(8)	L + 3.75%	3.97%	9/11/2023	18,513	18,477	18,393	0.14
LABL, Inc. (9)	L + 5.00%	5.50%	10/29/2028	7,143	7,037	7,144	0.06
MAR Bidco Sarl (6)(9)	L + 4.25%	4.75%	4/20/2028	3,806	3,788	3,813	0.03
Pretium PKG Holdings, Inc. (9)	L + 4.00%	4.50%	8/27/2028	18,889	18,439	18,878	0.15
ProAmpac PG Borrower, LLC (10)	L + 3.75%	4.50%	11/3/2025	30,050	30,103	30,121	0.23
TricorBraun Holdings, Inc. (9)	L + 3.25%	3.75%	3/3/2028	13,067	13,011	12,991	0.10
Trident TPI Holdings, Inc. (7)(11)	L + 3.25%	4.25%	10/17/2024	13,886	13,875	13,907	0.11
Trident TPI Holdings, Inc. (9)	L + 4.00%	4.50%	7/29/2028	7,433	7,426	7,440	0.06
					240,652	241,124	1.88
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	34,800	34,110	34,104	0.27
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	5,925	5,827	5,880	0.05
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	14,850	14,601	14,887	0.12
Genuine Cable Group, LLC (4)(6)(7)(10)	L + 5.75%	6.50%	11/2/2026	22,695	22,079	22,239	0.17
Marcone Yellowstone Buyer, Inc. (7)(10)	L + 5.50%	6.25%	12/23/2028	83,636	81,696	81,696	0.64
NDC Acquisition Corp. (4)(11)	L + 5.75%	6.75%	3/9/2027	22,331	21,801	22,108	0.17
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	56,508	55,192	55,378	0.43
Tailwind Colony Holding Corporation (4)(11)	L + 6.25%	7.25%	11/13/2024	11,961	11,740	11,591	0.09
Unified Door & Hardware Group, LLC (4)(11)	L + 6.25%	7.25%	6/30/2025	53,486	52,614	53,218	0.41
					299,793	301,281	2.35

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	968,124	959,067	968,124	7.53
Dreambox Learning Holding LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	135,213	132,360	132,509	1.03
eResearchTechnology, Inc. (11)	L + 4.50%	5.50%	2/4/2027	28,103	28,220	28,234	0.22
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	44,291	42,789	42,744	0.33
KUEHG Corp. (11)	L + 3.75%	4.75%	2/21/2025	22,830	22,577	22,417	0.17
LAH Borrower, LL (4)(6)(10)	L + 5.75%	6.50%	10/12/2027	9,250	9,071	9,215	0.07
Learning Care Group (11)	L + 3.25%	4.25%	3/13/2025	19,838	19,548	19,491	0.15
Loyalty Ventures, Inc. (9)	L + 4.50%	5.00%	11/3/2027	9,375	9,189	9,355	0.07
Pre-Paid Legal Services, Inc. (9)	L + 3.75%	4.25%	5/1/2025	23,239	23,007	23,133	0.18
Weld North Education, LLC (9)	L + 3.75%	4.25%	12/21/2027	24,271	24,271	24,307	0.19
					1,270,100	1,279,529	9.94
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	166,707	163,558	165,040	1.28
Lereta, LLC (10)	L + 5.25%	6.00%	7/27/2028	34,635	34,309	34,664	0.27
Mitchell International, Inc. (9)	L + 3.75%	4.25%	10/15/2028	38,979	38,694	38,809	0.30
Sedgwick Claims Management Services, Inc. (6)(11)	L + 4.25%	5.25%	9/3/2026	2,450	2,474	2,457	0.02
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	3.35%	12/31/2025	7,961	7,937	7,909	0.06
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	277,963	275,701	277,079	2.16
					522,673	525,958	4.09
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L + 3.69%	3.81%	1/31/2026	5,050	5,056	5,016	0.04
Numericable US, LLC (6)(8)	L + 4.00%	4.12%	8/14/2026	23,829	23,851	23,745	0.18
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	162,000	157,216	157,037	1.22
					186,123	185,798	1.44
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	48,950	47,785	48,332	0.38
Electrical Equipment
Emergency Power Holdings, LLC (4)(7)(11)	L + 5.50%	6.50%	8/17/2028	195,000	190,778	190,539	1.48
Madison IAQ, LLC (9)	L + 3.25%	3.75%	6/16/2028	6,989	6,956	6,992	0.05
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	348,034	346,642	346,861	2.70
Relay Purchaser, LLC (4)(7)(10)	L + 6.00%	6.75%	8/30/2028	200,000	195,928	197,214	1.53
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	11,377	11,140	11,434	0.09
					751,443	753,040	5.85

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(7)(11)	L + 6.00%	7.00%	12/23/2026	35,496	34,857	34,858	0.27
ConvergeOne Holdings, Inc. (7)(8)	L + 5.00%	5.10%	1/4/2026	31,765	28,772	29,603	0.23
CPI International, Inc. (11)	L + 3.25%	4.25%	7/26/2024	8,977	8,991	8,980	0.07
Infinite Bidco, LLC (9)	L + 3.75%	4.25%	2/24/2028	21,831	21,806	21,797	0.17
Ingram Micro, Inc. (9)	L + 3.50%	4.00%	3/31/2028	3,980	3,942	3,986	0.03
					98,369	99,224	0.77
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	10,668	10,058	10,482	0.08
EnergySolutions, LLC (11)	L + 3.75%	4.75%	5/9/2025	11,270	11,255	11,270	0.09
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	22,793	21,815	22,793	0.18
					43,128	44,544	0.35
Entertainment
CE Intermediate I, LLC (4)(9)	L + 4.00%	4.50%	11/10/2028	7,778	7,701	7,729	0.06
Herschend Entertainment Co, LLC (9)	L + 3.75%	4.25%	8/27/2028	5,306	5,255	5,306	0.04
Recorded Books, Inc. (8)	L + 4.00%	4.10%	8/29/2025	15,615	15,631	15,623	0.12
					28,588	28,658	0.22
Food Products
CHG PPC Parent, LLC (9)	L + 3.00%	3.50%	11/16/2028	7,339	7,303	7,326	0.06
Quantum Bidco, Ltd. (6)(8)	S + 6.00%	6.11%	2/5/2028	£18,500	24,474	24,712	0.19
Snacking Investments US, LLC (6)(11)	L + 4.00%	5.00%	12/18/2026	4,975	5,005	4,984	0.04
					36,782	37,022	0.29
Health Care Equipment & Supplies
CPI Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	265,496	258,989	258,905	2.01
GCX Corporation Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	9/13/2027	197,505	193,079	192,880	1.50
Mozart Borrower LP (9)	L + 3.25%	3.75%	9/20/2028	30,000	29,171	30,027	0.23
Resonetics, LLC (10)	L + 4.00%	4.75%	4/28/2028	18,666	18,616	18,689	0.15
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L + 3.75%	4.50%	10/2/2026	18,726	18,778	18,821	0.15
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024	20,799	20,703	19,852	0.15
					539,336	539,175	4.19
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(7)(10)	L + 5.50%	6.25%	8/2/2028	202,967	198,052	199,981	1.56
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	43,521	42,636	42,961	0.33
ADMI Corp. (9)	L + 3.50%	4.00%	12/23/2027	15,586	15,514	15,582	0.12
AHP Health Partners, Inc. (9)	L + 3.50%	4.00%	8/4/2028	4,725	4,703	4,732	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
AMGH Holding Corp. (11)	L + 4.25%	5.25%	3/14/2025	11,762		11,768	11,735	0.09
Canadian Hospital Specialties Ltd. (4)(6)(7)(11)	L + 4.25%	5.25%	4/14/2028	C$	41,781	32,404	32,351	0.25
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25%	7.00%	12/21/2028	464,809		454,639	454,595	3.54
CHG Healthcare Services, Inc. (9)	L + 3.50%	4.00%	9/29/2028	8,978		8,938	8,990	0.07
Covenant Surgical Partners, Inc. (8)	L + 4.00%	4.10%	7/1/2026	2,975		2,931	2,946	0.02
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	113,594		111,423	112,458	0.87
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	36,706		36,191	36,297	0.28
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	29,421		29,421	29,421	0.23
GC EOS Buyer, Inc. (8)	L + 4.50%	4.60%	8/1/2025	2,003		1,993	2,003	0.02
Global Medical Response, Inc. (11)	L + 4.25%	5.25%	10/2/2025	21,619		21,698	21,560	0.17
Gordian Medical, Inc. (10)	L + 6.25%	7.00%	3/29/2027	66,833		64,778	66,554	0.52
Heartland Dental, LLC (8)	L + 4.00%	4.10%	4/30/2025	15,057		14,999	15,054	0.12
ICS US Holdings, Inc. (6)(9)	L + 5.25%	5.75%	6/8/2028	35,000		33,250	33,250	0.26
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.00%	10/15/2026	204,293		200,666	202,250	1.57
LifePoint Health, Inc. (8)	L + 3.75%	3.85%	11/16/2025	10,000		10,018	10,005	0.08
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	4.00%	3/5/2028	6,377		6,350	6,348	0.05
National Mentor Holdings, Inc. (7)(10)	L + 3.75%	4.50%	2/18/2028	11,320		11,038	10,943	0.09
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	375,002		371,541	373,127	2.90
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	68,328		67,902	68,328	0.53
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	5.50%	2/28/2028	15,257		15,044	15,273	0.12
Padagis, LLC (6)(9)	L + 4.75%	5.25%	6/30/2028	10,371		10,296	10,338	0.08
Pathway Vet Alliance, LLC (8)	L + 3.75%	3.85%	3/31/2027	1,985		1,983	1,981	0.02
PetVet Care Centers, LLC (10)	L + 3.50%	4.25%	2/14/2025	31,505		31,530	31,540	0.25
Phoenix Guarantor, Inc. (8)	L + 3.25%	3.35%	3/5/2026	4,754		4,759	4,730	0.04
Phoenix Guarantor, Inc. (8)	L + 3.50%	3.60%	3/5/2026	8,086		8,086	8,064	0.06
Pluto Acquisition I, Inc. (8)	L + 4.00%	4.18%	6/22/2026	398		398	397	0.00
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.25%	3/9/2026	22,106		22,106	22,106	0.17
Radnet, Inc. (6)(10)	L + 3.00%	3.75%	4/22/2028	4,912		4,890	4,918	0.04
Reverb Buyer, Inc. (7)(9)	L + 3.50%	4.00%	11/1/2028	8,592		8,546	8,594	0.07
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/23/2028	398,136		388,413	388,500	3.02
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	396,000		383,095	388,125	3.02
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	132,563		129,011	129,008	1.00
Surgery Centers Holdings, Inc. (6)(10)	L + 3.75%	4.50%	8/31/2026	24,744		24,721	24,767	0.19
The GI Alliance Management, LLC (4)(7)(11)	L + 6.25%	7.25%	11/4/2024	211,618		208,856	209,542	1.63
TTF Holdings, LLC (4)(10)	L + 4.25%	5.00%	3/24/2028	6,551		6,507	6,567	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare, LLC (10)	L + 4.25%	5.00%	12/16/2027	20,334	20,333	20,382	0.16
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	4.75%	9/22/2028	29,018	28,878	28,984	0.23
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	131,930	128,607	128,952	1.00
WHCG Purchaser III, Inc. (4)(7)(10)	L + 5.75%	6.50%	6/22/2028	86,559	84,384	84,226	0.66
WP CityMD Bidco, LLC (9)	L + 3.25%	3.75%	11/18/2028	15,000	14,981	15,012	0.12
					3,278,275	3,293,479	25.64
Health Care Technology
athenahealth, Inc. (8)	L + 4.25%	4.40%	2/11/2026	19,188	19,298	19,215	0.15
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026	123,323	120,934	120,856	0.94
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026	29,660	29,533	30,549	0.24
FH MD Buyer, Inc. (10)	L + 5.00%	5.75%	6/16/2028	47,381	46,937	47,144	0.37
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028	117,720	115,039	114,970	0.89
Netsmart Technologies, Inc. (10)	L + 4.00%	4.75%	10/1/2027	24,813	24,916	24,900	0.19
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173	68,879	69,279	0.54
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028	8,547	8,507	8,549	0.07
Therapy Brands Holdings, LLC (4)(5)(7)(10)	L + 4.00%	4.75%	5/12/2028	6,357	6,328	6,357	0.05
Verscend Holding Corp. (8)	L + 4.00%	4.10%	8/27/2025	20,423	20,486	20,443	0.16
Waystar Technologies, Inc. (8)	L + 4.00%	4.10%	10/22/2026	23,226	23,299	23,236	0.18
					484,157	485,498	3.78
Hotels, Restaurants & Leisure
CEC Entertainment, Inc. (5)(8)	6.75%	6.75%	5/1/2026	79,800	79,780	78,287	0.61
Flynn Restaurant Group LP (9)	L + 4.25%	4.75%	12/1/2028	17,789	17,641	17,609	0.14
IRB Holding Corp. (11)	L + 3.25%	4.25%	12/15/2027	34,705	34,778	34,753	0.27
Tacala Investment Corp. (10)	L + 3.50%	4.25%	2/5/2027	35,473	35,557	35,454	0.28
					167,756	166,104	1.30
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	L + 4.00%	4.50%	6/16/2028	16,024	15,984	16,097	0.13
Instant Brands Holdings, Inc. (10)	L + 5.00%	5.75%	4/12/2028	81,813	80,711	76,904	0.60
					96,694	93,000	0.73
Industrial Conglomerates
Bettcher Industries, Inc. (4)(11)	SOFR + 4.00%	4.12%	12/13/2028	11,316	11,203	11,316	0.09
Engineered Machinery Holdings, Inc. (10)	L + 3.75%	4.50%	5/19/2028	15,525	15,510	15,510	0.12
Excelitas Technologies Corp. (11)	L + 3.50%	4.50%	12/2/2024	22,788	22,813	22,902	0.18
FCG Acquisitions, Inc. (9)	L + 3.75%	4.25%	3/16/2028	23,578	23,590	23,549	0.18
Madison Safety & Flow LLC (8)	L + 3.75%	4.25%	12/14/2028	5,195	5,169	5,201	0.04
Vertical US Newco, Inc. (6)(9)	L + 3.50%	4.00%	7/30/2027	15,650	15,731	15,681	0.12
					94,015	94,160	0.73

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance
Acrisure, LLC (8)	L + 3.50%	3.72%	2/15/2027		1,985	1,970	1,966	0.02
Acrisure, LLC (9)	L + 3.75%	4.25%	2/15/2027		12,180	12,078	12,180	0.09
Acrisure, LLC (9)	L + 4.25%	4.75%	2/15/2027		6,849	6,799	6,858	0.05
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		70,556	69,671	69,642	0.54
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.35%	5/9/2025		8,017	8,008	7,947	0.06
Alliant Holdings Intermediate, LLC (9)	L + 3.50%	4.00%	10/8/2027		13,351	13,335	13,354	0.10
AssuredPartners, Inc. (9)	L + 3.50%	4.00%	2/12/2027		30,484	30,255	30,479	0.24
Baldwin Risk Partners, LLC (6)(9)	L + 3.50%	4.00%	10/14/2027		10,448	10,398	10,409	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		94,500	92,464	92,341	0.72
BroadStreet Partners, Inc. (8)	L + 3.00%	3.10%	1/27/2027		7,919	7,917	7,831	0.06
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		97,144	95,523	95,418	0.74
Galway Borrower, LLC (4)(7)(10)	L + 5.25%	6.00%	9/24/2028		238,194	233,541	233,365	1.82
High Street Buyer, Inc. (4)(7)(10)	L + 6.00%	6.75%	4/14/2028		92,587	90,757	90,519	0.70
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.00%	11/12/2027		14,040	14,011	14,001	0.11
HUB International Limited (10)	L + 3.25%	4.00%	4/25/2025		12,595	12,576	12,610	0.10
HUB International Limited (8)	L + 2.75%	2.87%	4/25/2025		2,969	2,970	2,939	0.02
Integrity Marketing Acquisition, LLC (4)(7)(10)	L + 5.50%	6.25%	8/27/2025		36,854	35,775	36,165	0.28
Integrity Marketing Acquisition, LLC (4)(11)	L + 5.75%	6.75%	8/27/2025		39,758	39,280	39,659	0.31
Jones Deslauriers Insurance Management, Inc. (6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	81,932	63,941	64,639	0.50
NFP Corp. (8)	L + 3.25%	3.35%	2/15/2027		9,525	9,506	9,388	0.07
PGIS Intermediate Holdings, LLC (4)(7)(10)	L + 5.50%	6.25%	10/14/2028		64,080	62,478	62,505	0.49
RSC Acquisition, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	10/30/2026		24,096	23,610	24,034	0.19
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		100,946	100,383	100,694	0.78
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	7.05%	8/3/2028		£77,545	102,899	101,517	0.79
Tennessee Bidco Limited (4)(6)(8)	L + 7.00%	7.15%	8/3/2028		194,958	189,838	189,110	1.47
						1,329,987	1,329,568	10.33
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		2,500	2,500	2,500	0.02
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	6/29/2026		18,953	18,758	19,028	0.15
MH Sub I, LLC (11)	L + 3.75%	4.75%	9/13/2024		34,088	34,142	34,201	0.27
Project Boost Purchaser, LLC (8)	L + 3.50%	3.60%	6/1/2026		990	990	990	0.01
Project Boost Purchaser, LLC (9)	L + 3.50%	4.00%	6/1/2026		10,468	10,442	10,481	0.08
SurveyMonkey, Inc. (6)(8)	L + 3.75%	3.86%	10/10/2025		6,829	6,823	6,804	0.05
						73,656	74,005	0.58

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026	113,838	111,902	113,268	0.88
Prodege International Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	491,000	479,825	479,737	3.73
Shutterfly, LLC (4)(10)	L + 5.00%	5.75%	9/25/2026	160,969	159,357	159,761	1.24
Wireless Vision, LLC (4)(11)	L + 5.50%	6.50%	12/30/2025	22,715	22,715	22,715	0.18
					773,799	775,483	6.03
IT Services
Ahead DB Holdings, LLC (5)(10)	L + 3.75%	4.50%	10/18/2027	2,596	2,609	2,603	0.02
AI Altius Bidco, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	12/1/2028	144,577	141,353	141,338	1.10
AI Altius Bidco, Inc. (4)(6)(7)(8)	9.75%	9.75%	12/1/2028	21,205	20,571	20,568	0.16
Dcert Buyer, Inc. (8)	L + 4.00%	4.10%	10/16/2026	13,244	13,263	13,236	0.10
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.25%	2/10/2028	31,555	31,393	31,333	0.24
Ensono Holdings, LLC (10)	L + 4.00%	4.75%	5/19/2028	41,033	40,949	41,054	0.32
Inovalon Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	11/24/2028	931,793	907,468	907,254	7.06
Park Place Technologies, LLC (4)(11)	L + 5.00%	6.00%	11/10/2027	40,362	39,483	40,370	0.31
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027	191,200	187,495	187,376	1.46
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	150,822	148,448	145,920	1.14
Sabre GLBL, Inc. (6)(9)	L + 3.50%	4.00%	12/17/2027	12,227	12,197	12,089	0.09
TierPoint, LLC (10)	L + 3.75%	4.50%	5/6/2026	19,767	19,658	19,800	0.15
Turing Holdco, Inc. (4)(6)(7)(8)	L + 6.00%	6.13%	8/3/2028	28,975	30,407	30,009	0.23
Virtusa Corp. (10)	L + 3.75%	4.50%	2/11/2028	19,367	19,370	19,452	0.15
					1,614,663	1,612,403	12.53
Leisure Products
Alterra Mountain Company (9)	L + 3.50%	4.00%	8/17/2028	4,988	5,003	4,988	0.04
Lew's Intermediate Holdings, LLC (4)(10)	L + 5.00%	5.75%	1/26/2028	26,202	25,972	26,136	0.20
Lucky Bucks, LLC (6)(10)	L + 5.50%	6.25%	7/21/2027	58,000	56,906	57,130	0.44
Recess Holdings, Inc. (11)	L + 3.75%	4.75%	9/30/2024	19,824	19,800	19,768	0.15
					107,681	108,022	0.83
Life Sciences Tools & Services
Cambrex Corp. (10)	L + 3.50%	4.25%	12/4/2026	15,136	15,199	15,169	0.12
Curia Global, Inc. (10)	L + 3.75%	4.50%	8/30/2026	32,868	32,900	32,950	0.26
LSCS Holdings, Inc. (9)	L + 4.50%	5.00%	12/16/2028	15,748	15,664	15,772	0.12
Maravai Intermediate Holdings, LLC (6)(11)	L + 3.75%	4.75%	10/19/2027	1,978	2,000	1,989	0.02
Packaging Coordinators Midco, Inc. (10)	L + 3.75%	4.50%	11/30/2027	10,694	10,683	10,707	0.08
					76,446	76,588	0.60

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (12)	L + 5.50%	6.75%	8/1/2024	70,120	70,206	68,987	0.54
ASP Blade Holdings, Inc. (9)	L + 4.00%	4.50%	10/13/2028	5,000	4,973	5,006	0.04
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	9,912	9,709	9,700	0.08
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	4.75%	3/1/2025	5,938	5,917	5,907	0.05
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.00%	8/31/2028	16,527	16,505	16,614	0.13
					107,311	106,214	0.84
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	227,250	222,139	221,985	1.73
Media
Altice Financing S.A. (5)(6)(8)	5.75%	5.75%	8/15/2029	994	1,004	986	0.01
Digital Media Solutions, LLC (6)(10)	L + 5.00%	5.75%	5/24/2026	32,818	32,093	32,633	0.25
McGraw-Hill Education, Inc. (9)	L + 4.75%	5.25%	7/28/2028	28,790	28,514	28,704	0.22
Radiate Holdco, LLC (10)	L + 3.25%	4.00%	9/25/2026	27,000	26,934	26,944	0.21
Terrier Media Buyer, Inc. (8)	L + 3.50%	3.60%	12/17/2026	4,697	4,697	4,681	0.04
Univision Communications, Inc. (10)	L + 3.25%	4.00%	3/15/2026	14,860	14,838	14,912	0.12
					108,079	108,860	0.85
Metals & Mining
American Rock Salt Company, LLC (10)	L + 4.00%	4.75%	6/4/2028	20,895	20,877	20,869	0.16
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	29,854	29,802	29,612	0.23
					50,679	50,481	0.39
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	36,013	35,593	36,013	0.28
Freeport LNG Investments, LLLP (9)	L + 3.50%	4.00%	12/21/2028	4,230	4,190	4,195	0.03
Lucid Energy Group II Borrower, LLC (6)(10)	L + 4.25%	5.00%	11/24/2028	14,988	14,839	14,830	0.12
					54,622	55,038	0.43
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	115,420	112,583	112,517	0.88
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L + 6.00%	6.75%	4/27/2028	38,680	37,831	38,857	0.30
Jazz Pharmaceuticals, Inc. (6)(9)	L + 3.50%	4.00%	4/21/2028	5,985	5,957	6,015	0.05
Sharp Midco, LLC (4)(9)	L + 4.00%	4.50%	12/14/2028	5,323	5,309	5,329	0.04
					49,097	50,201	0.39

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	164,239	162,776	163,418	1.27
Aqgen Island Holdings, Inc. (9)	L + 3.50%	4.00%	5/20/2028	34,000	33,854	33,915	0.26
Armor Holdco, Inc. (6)(9)	L + 4.50%	5.00%	12/11/2028	3,636	3,600	3,653	0.03
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	5.50%	8/27/2026	4,962	5,034	4,998	0.04
BMC Acquisition, Inc. (11)	L + 5.25%	6.25%	12/28/2024	4,717	4,704	4,699	0.04
BPPH2 Limited (4)(6)(8)	S + 6.75%	6.92%	3/2/2028	40,700	54,988	55,653	0.43
Camelot US Acquisition, LLC (5)(6)(11)	L + 3.00%	4.00%	10/30/2026	4,950	4,967	4,953	0.04
Cast & Crew Payroll, LLC (8)	L + 3.50%	3.60%	2/9/2026	1,985	1,965	1,987	0.02
Cast & Crew Payroll, LLC (9)	L + 3.75%	4.25%	12/9/2028	5,000	4,988	5,009	0.04
CFGI Holdings, LLC (4)(6)(7)(10)	L + 5.25%	6.00%	11/1/2027	145,825	142,379	142,282	1.11
Claims Automation Intermediate 2, LLC (4)(7)(10)	L + 4.75%	5.50%	12/16/2027	45,833	43,702	43,686	0.34
Clearview Buyer, Inc. (4)(7)(10)	L + 5.25%	6.00%	8/26/2027	156,053	152,720	152,520	1.19
Deerfield Dakota Holding, LLC (11)	L + 3.75%	4.75%	4/9/2027	21,998	22,078	22,051	0.17
Emerald US, Inc. (6)(8)	L + 3.25%	3.47%	7/12/2028	3,929	3,925	3,912	0.03
Guidehouse LLP (4)(7)(10)	L + 5.50%	6.25%	10/16/2028	1,210,823	1,199,067	1,198,715	9.33
HIG Orca Acquisition Holdings, Inc. (4)(7)(11)	L + 6.00%	7.00%	8/17/2027	100,569	98,500	98,282	0.76
IG Investments Holdings, LLC (4)(7)(10)	L + 6.00%	6.75%	9/22/2028	596,565	584,680	592,797	4.61
Inmar, Inc. (11)	L + 4.00%	5.00%	5/1/2024	16,004	15,992	16,012	0.12
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	78,000	76,254	76,242	0.59
Kwor Acquisition, Inc. (4)(7)(10)	L + 5.25%	6.00%	12/22/2028	89,024	87,530	87,524	0.68
Material Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	8/19/2027	246,741	241,860	241,539	1.88
Minotaur Acquisition, Inc. (8)	L + 4.75%	4.85%	3/27/2026	18,566	18,560	18,496	0.14
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	3.72%	5/23/2025	5,032	5,010	5,009	0.04
Sherlock Buyer Corp. (4)(7)(8)	L + 5.75%	5.75%	12/8/2028	34,551	33,668	33,660	0.26
Trans Union, LLC (9)	L + 2.25%	2.75%	12/1/2028	8,119	8,098	8,108	0.06
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	147,943	144,779	144,486	1.12
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	367,966	359,553	359,517	2.80
VT Topco, Inc. (7)(10)	L + 3.75%	4.50%	8/1/2025	14,552	14,469	14,556	0.11
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	735,429	721,023	720,229	5.60
					4,250,725	4,257,909	33.11
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.75%	5/26/2027	135,721	132,398	135,243	1.05
McCarthy & Stone PLC (5)(6)(8)	7.00%	7.00%	12/16/2025	£20,000	28,004	26,936	0.21
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,756	71,027	0.55
					229,158	233,206	1.81
Road & Rail
Gruden Acquisition, Inc. (4)(7)(11)	L + 5.25%	6.25%	7/1/2028	78,593	76,447	76,286	0.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
2U, Inc. (6)(10)	L + 5.75%	6.50%	11/30/2024	76,224	75,188	76,033	0.59
Apex Group Treasury, LLC (6)(9)	L + 3.75%	4.25%	7/27/2028	18,393	18,341	18,387	0.14
Apttus Corp. (10)	L + 4.25%	5.00%	4/27/2028	13,467	13,475	13,517	0.11
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	79,013	77,385	77,203	0.60
Belfor Holdings, Inc. (4)(8)	L + 3.75%	3.85%	4/6/2026	4,962	4,980	4,974	0.04
Boxer Parent Company, Inc. (8)	L + 3.75%	3.97%	10/2/2025	11,997	11,996	11,937	0.09
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.10%	4/18/2025	2,977	2,978	2,976	0.02
Byjus Alpha, Inc. (6)(10)	L + 5.50%	6.25%	11/5/2026	50,000	49,229	50,729	0.39
Cloudera, Inc. (9)	L + 3.75%	4.25%	8/9/2028	23,556	23,328	23,523	0.18
Connatix Buyer, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/14/2027	113,154	110,466	110,238	0.86
CoreLogic, Inc. (9)	L + 3.50%	4.00%	6/2/2028	14,529	14,480	14,536	0.11
Cornerstone OnDemand, Inc. (9)	L + 3.75%	4.25%	10/16/2028	9,836	9,788	9,820	0.08
Delta Topco, Inc. (10)	L + 3.75%	4.50%	12/1/2027	22,388	22,475	22,440	0.17
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	89,325	88,292	88,655	0.69
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	4.50%	11/9/2027	30,011	30,072	30,063	0.23
EP Purchaser, LLC (9)	L + 3.50%	4.00%	11/6/2028	6,947	6,918	6,959	0.05
Epicor Software Corp. (10)	L + 3.25%	4.00%	7/30/2027	9,037	9,060	9,041	0.07
Episerver, Inc. (4)(7)(11)	L + 5.50%	6.50%	4/9/2026	25,356	24,884	24,765	0.19
Experity, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/22/2027	76,743	75,165	75,038	0.58
Flexera Software, LLC (10)	L + 3.75%	4.50%	1/26/2028	16,393	16,426	16,425	0.13
GI Consilio Parent, LLC (7)(9)	L + 4.00%	4.50%	4/30/2028	19,192	18,478	19,016	0.15
Gigamon Inc. (10)	L + 3.75%	4.50%	12/27/2024	22,565	22,603	22,610	0.18
GovernmentJobs.com, Inc. (4)(6)(7)(10)	L + 5.50%	6.25%	12/1/2028	145,966	142,065	142,025	1.10
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	35,804	35,270	35,318	0.27
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	4.75%	12/1/2027	34,775	34,908	34,938	0.27
HS Purchaser, LLC (10)	L + 4.00%	4.75%	11/19/2026	30,955	30,988	30,909	0.24
Hyland Software, Inc. (10)	L + 3.50%	4.25%	7/1/2024	23,314	23,362	23,431	0.18
Idera, Inc. (10)	L + 3.75%	4.50%	2/4/2028	41,607	41,506	41,626	0.32
Imperva, Inc. (11)	L + 4.00%	5.00%	1/12/2026	19,317	19,404	19,316	0.15
Imprivata, Inc. (9)	L + 3.50%	4.00%	12/1/2027	3,980	3,992	3,982	0.03
ION Trading Finance Ltd. (6)(8)	L + 4.75%	4.97%	3/26/2028	18,310	18,305	18,381	0.14
Ivanti Software, Inc. (10)	L + 4.00%	4.75%	12/1/2027	3,993	3,985	3,979	0.03
Ivanti Software, Inc. (11)	L + 4.75%	5.75%	12/1/2027	14,357	14,328	14,397	0.11
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	118,976	116,974	117,786	0.92
MA FinanceCom, LLC (6)(11)	L + 4.25%	5.25%	6/5/2025	4,936	4,999	5,013	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc. (4)(7)(9)	L + 3.75%	4.25%	7/6/2028	78,300	77,094	77,018	0.60
Maverick Acquisition, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	6/1/2027	49,180	48,049	48,526	0.38
Maverick Acquisition, Inc. (5)(10)	L + 3.75%	4.50%	4/28/2028	17,000	16,922	17,032	0.13
Medallia, Inc. (4)(6)(10)	L + 6.75% PIK	7.50%	10/29/2028	677,068	663,808	663,527	5.16
Mic Glen, LLC (9)	L + 3.50%	4.00%	7/21/2028	4,011	3,991	3,990	0.03
Mobileum, Inc. (4)(11)	L + 4.75%	5.75%	8/12/2024	48,574	48,059	48,387	0.38
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	92,268	89,502	89,533	0.70
MRI Software, LLC (7)(11)	L + 5.50%	6.50%	2/10/2026	13,261	13,185	13,244	0.10
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	655,025	642,181	641,925	4.99
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L + 3.25%	4.00%	6/16/2028	9,476	9,314	9,433	0.07
Perforce Software, Inc. (8)	L + 3.75%	3.85%	7/1/2026	11,681	11,674	11,608	0.09
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.11%	4/26/2024	23,781	23,846	23,848	0.19
Project Leopard Holdings, Inc. (11)	L + 4.75%	5.75%	7/7/2024	25,787	25,843	25,851	0.20
Quest Software US Holdings, Inc. (6)(8)	L + 4.25%	4.38%	5/16/2025	26,966	26,950	26,976	0.21
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	44,197	43,150	43,460	0.34
Rocket Software, Inc. (8)	L + 4.25%	4.35%	11/28/2025	14,840	14,864	14,780	0.11
Rocket Software, Inc. (9)	L + 4.25%	4.75%	11/28/2025	8,292	8,106	8,293	0.06
S2P Acquisition Borrower, Inc. (6)(8)	L + 4.00%	4.10%	8/14/2026	2,970	2,979	2,971	0.02
Sovos Compliance, LLC (6)(7)(9)	L + 4.50%	5.00%	7/29/2028	12,567	12,537	12,623	0.10
SpecialtyCare, Inc. (4)(7)(11)	L + 5.75%	6.75%	6/18/2028	69,276	67,114	67,858	0.53
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	106,399	104,361	105,197	0.82
Spitfire Parent, Inc. (4)(11)	L + 5.50%	6.50%	3/11/2027	€19,403	23,040	21,844	0.17
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	860,712	844,090	843,498	6.56
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	10,123	9,922	9,921	0.08
Surf Holdings, LLC (6)(8)	L + 3.50%	3.69%	3/5/2027	6,445	6,449	6,404	0.05
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	4.16%	2/18/2027	3,960	3,986	3,967	0.03
The NPD Group L.P. (4)(6)(7)(10)	L + 6.00%	6.75%	12/1/2028	694,734	678,130	677,922	5.27
The Ultimate Software Group, Inc. (9)	L + 3.25%	3.75%	5/4/2026	26,777	26,777	26,682	0.21
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	90,545	88,645	89,354	0.70
University Support Services, LLC (9)	L + 3.25%	3.75%	7/17/2025	10,000	9,950	9,972	0.08
Veritas US, Inc. (6)(11)	L + 5.00%	6.00%	9/1/2025	21,534	21,699	21,561	0.17
Virgin Pulse, Inc. (10)	L + 4.00%	4.75%	4/6/2028	42,447	42,066	41,987	0.33
Vision Solutions, Inc. (10)	L + 4.00%	4.75%	3/4/2028	36,178	36,013	36,178	0.28
					4,960,390	4,965,354	38.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	36,866	36,233	36,405	0.28
EG America, LLC (6)(9)	L + 4.25%	4.75%	3/10/2026	14,993	14,919	15,115	0.12
Petco Health & Wellness Co, Inc. (10)	L + 3.25%	4.00%	2/24/2028	4,899	4,887	4,899	0.04
PetSmart, Inc. (5)(10)	L + 3.75%	4.50%	2/11/2028	3,287	3,258	3,296	0.03
Runner Buyer, Inc. (10)	L + 5.50%	6.25%	10/20/2028	80,000	78,419	79,200	0.62
					137,715	138,916	1.09
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (8)	L + 5.00%	5.13%	5/1/2024	14,955	14,918	15,001	0.12
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	46,363	46,453	46,132	0.36
					61,370	61,133	0.48
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L + 7.00%	8.00%	6/30/2027	26,831	26,204	26,429	0.21
S&S Holdings, LLC (9)	L + 5.00%	5.50%	3/4/2028	6,507	6,335	6,517	0.05
					32,540	32,946	0.26
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L + 3.25%	3.75%	2/3/2028	4,975	4,956	4,947	0.04
LBM Acquisition, LLC (10)	L + 3.75%	4.50%	12/17/2027	34,953	34,839	34,694	0.27
Park River Holdings, Inc. (10)	L + 3.25%	4.00%	12/28/2027	35,482	34,625	35,205	0.27
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	71,334	68,594	68,732	0.53
Specialty Building Products Holdings, LLC (6)(9)	L + 3.75%	4.25%	10/15/2028	10,263	10,213	10,254	0.08
SRS Distribution, Inc. (9)	L + 3.75%	4.25%	6/4/2028	28,159	28,044	28,137	0.22
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	68,817	67,235	67,131	0.52
					248,506	249,099	1.93
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L + 4.75%	5.50%	3/31/2028	48,956	48,202	49,018	0.38
Atlas CC Acquisition Corp. (7)(10)	L + 4.25%	5.00%	4/28/2028	47,568	45,497	47,581	0.37
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027	22,459	22,524	22,511	0.18
First Student Bidco, Inc. (6)(9)	L + 3.00%	3.50%	7/21/2028	5,000	4,976	4,985	0.04
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027	136,605	134,176	131,482	1.02
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027	108,579	106,542	106,407	0.83
Liquid Tech Solutions Holdings, LLC (4)(10)	L + 4.75%	5.50%	3/19/2028	19,288	19,200	19,288	0.15
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027	90,519	88,772	89,465	0.70
Safety Borrower Holdings LP (4)(7)(11)	L + 5.75%	6.75%	9/1/2027	37,754	37,326	37,301	0.29
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027	153,220	149,468	149,290	1.16
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024	42,624	42,624	42,624	0.33
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027	73,699	72,223	72,094	0.56
					771,529	772,045	6.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	L + 3.75%	4.50%	12/17/2027		28,831	28,965	28,898	0.22
Total First Lien Debt						$28,076,107	$28,143,451	218.93%
Second Lien Debt
Aerospace & Defense
Peraton Corp. (10)	L + 7.75%	8.50%	2/26/2029		$50,000	$49,310	$50,813	0.40%
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L + 7.25%	8.00%	9/1/2027		33,015	32,355	32,974	0.26
Wwex Uni Topco Holdings, LLC (10)	L + 7.00%	7.75%	7/26/2029		33,000	32,544	33,144	0.26
						64,898	66,118	0.52
Chemicals
NIC Acquisition Corp. (10)	L + 7.75%	8.50%	12/29/2028		31,500	31,081	31,106	0.24
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (10)	L + 6.75%	7.50%	3/18/2029		29,464	29,331	29,538	0.23
USIC Holdings, Inc. (5)(10)	L + 6.50%	7.25%	5/7/2029		6,042	5,984	6,104	0.05
						35,314	35,641	0.28
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L + 8.75%	9.75%	12/31/2028		43,277	42,496	43,277	0.34
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 7.25%	8.00%	8/24/2029		32,725	32,215	32,438	0.25
						74,711	75,714	0.59
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L + 7.00%	7.50%	12/7/2029		25,000	24,750	24,985	0.19
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)	8.50%	8.50%	4/15/2029	C$	15,800	12,408	12,468	0.10
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S + 7.50%	7.50%	8/19/2029		£80,340	101,796	100,908	0.78
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		29,372	28,840	29,005	0.23
						143,044	142,381	1.11
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/1/2029		71,576	70,905	70,860	0.55
Insurance
Jones Deslauriers Insurance Management, Inc. (6)(7)(9)	C + 7.50%	8.00%	3/26/2029	C$	30,259	23,498	24,296	0.19
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	7.10%	2/16/2029		44,277	44,381	44,462	0.35
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		82,638	80,180	80,159	0.62
						124,562	124,621	0.97

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L + 6.50%	7.25%	8/31/2029	83,824	82,217	82,147	0.64
LSCS Holdings, Inc. (9)	L + 8.00%	8.50%	11/30/2029	40,000	39,401	39,900	0.31
Phoenix Newco, Inc. (4)(9)	L + 6.50%	7.00%	11/15/2029	90,000	88,171	88,200	0.69
					209,789	210,247	1.64
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L + 7.25%	7.75%	12/31/2029	31,500	30,713	30,713	0.24
Professional Services
Aqgen Island Holdings, Inc. (5)(9)	L + 6.50%	7.00%	5/4/2029	28,238	27,969	28,388	0.22
Deerfield Dakota Holding, LLC (10)	L + 6.75%	7.50%	4/7/2028	19,650	19,561	20,080	0.16
VT Topco, Inc. (4)(10)	L + 6.75%	7.50%	7/31/2026	25,000	24,827	25,125	0.20
					72,358	73,593	0.58
Software
Apex Group Treasury, LLC (4)(6)(9)	L + 6.75%	7.25%	7/27/2029	20,000	19,809	20,300	0.16
Celestial Saturn Parent, Inc. (9)	L + 6.50%	7.00%	4/13/2029	113,488	112,432	114,837	0.89
Cloudera, Inc. (9)	L + 6.00%	6.50%	8/9/2029	58,000	57,714	58,145	0.45
HS Purchaser, LLC (10)	L + 6.75%	7.50%	11/19/2027	71,000	71,128	71,030	0.55
Idera, Inc. (4)(10)	L + 6.75%	7.50%	2/4/2029	30,331	30,229	30,407	0.24
Mandolin Technology Intermediate Holdings, Inc. (4)(9)	L + 6.50%	7.00%	7/6/2029	31,950	31,529	31,471	0.24
Maverick Acquisition, Inc. (4)(10)	L + 6.75%	7.50%	4/28/2029	17,000	16,922	17,085	0.13
Mic Glen, LLC (9)	L + 6.75%	7.25%	6/22/2029	19,000	18,941	19,079	0.15
Proofpoint, Inc. (5)(9)	L + 6.25%	6.75%	6/8/2029	95,000	94,541	96,306	0.75
Quest Software US Holdings, Inc. (5)(6)(8)	L + 8.25%	8.38%	5/18/2026	11,098	11,103	11,113	0.09
Symphony Technology Group (10)	L + 8.25%	9.00%	5/3/2029	81,667	80,397	81,335	0.63
Virgin Pulse, Inc. (4)(10)	L + 7.25%	8.00%	3/30/2029	29,000	28,835	28,746	0.22
Vision Solutions, Inc. (5)(10)	L + 7.25%	8.00%	3/4/2029	107,950	107,130	108,119	0.84
					680,709	687,973	5.34
Trading Companies & Distributors
Icebox Holdco III, Inc. (9)	L + 6.75%	7.25%	12/16/2029	22,500	22,275	22,599	0.18
Transportation Infrastructure
Atlas CC Acquisition Corp. (4)(5)(10)	L + 7.63%	8.38%	5/25/2029	44,520	43,903	43,852	0.34
Drive Chassis Holdco, LLC (8)	L + 6.75%	6.87%	4/10/2026	97,751	97,837	98,362	0.77
					141,740	142,214	1.11
Total Second Lien Debt					$1,799,656	$1,813,872	14.11%

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	10/23/2034	$3,000	$3,000	$2,971	0.02%
AIMCO CLO Series 2015-A (5)(6)(8)	L + 6.60%	6.72%	10/17/2034	7,450	7,450	7,441	0.06
Apidos CLO XXXIII (5)(6)(8)	L + 6.35%	6.57%	10/24/2034	5,000	4,951	4,972	0.04
Apidos CLO XXXVI, LLC (4)(5)(6)(8)	L + 5.95%	6.14%	7/20/2034	8,500	8,500	8,424	0.07
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.47%	10/20/2034	7,750	7,750	7,749	0.06
Ares LXII CLO, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	1/25/2034	9,000	9,000	8,998	0.07
Ares XXVII CLO, Ltd. (5)(6)(8)	L + 6.75%	6.88%	10/20/2034	7,000	6,931	6,964	0.05
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L + 6.60%	6.77%	1/20/2035	7,000	6,930	6,965	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.41%	7/15/2034	6,000	6,000	5,999	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.65%	6.65%	1/18/2035	7,200	7,200	7,200	0.06
Benefit Street Partners CLO XXI (4)(5)(6)(8)	L + 6.75%	6.92%	7/15/2034	9,500	9,469	9,411	0.07
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L + 6.25%	6.38%	7/20/2034	7,000	7,000	6,859	0.05
Carval CLO V-C, LTD. (4)(5)(6)(8)	L + 6.75%	6.75%	10/15/2034	8,000	7,920	7,920	0.06
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L + 6.80%	6.98%	10/16/2034	8,000	8,000	7,991	0.06
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L + 6.15%	6.35%	8/20/2034	8,000	8,000	7,955	0.06
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	10/20/2034	3,500	3,500	3,481	0.03
Elmwood CLO VI, Ltd. (5)(6)(8)	L + 6.50%	6.62%	10/20/2034	4,000	4,000	3,978	0.03
Flatiron RR CLO 22, LLC (5)(6)(8)	L + 6.20%	6.34%	10/15/2034	5,000	5,000	4,957	0.04
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L + 6.61%	6.81%	10/20/2034	12,000	11,883	11,808	0.09
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L + 5.95%	6.16%	10/25/2031	4,000	3,943	3,966	0.03
Goldentree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L + 6.15%	6.32%	10/20/2034	6,200	6,200	6,122	0.05
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L + 6.33%	6.45%	7/15/2034	3,500	3,487	3,475	0.03
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L + 6.95%	6.95%	1/30/2035	9,500	9,310	9,310	0.07
Jamestown CLO XIV, Ltd. (5)(6)(8)	L + 7.20%	7.33%	10/20/2034	10,000	9,802	9,851	0.08
Kayne CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	4/15/2032	5,000	5,009	4,998	0.04
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L + 6.75%	6.90%	10/20/2034	6,500	6,500	6,493	0.05
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L + 6.25%	6.38%	10/20/2035	11,000	11,000	10,906	0.08
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L + 6.60%	6.77%	12/2/2034	7,500	7,500	7,500	0.06
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L + 7.13%	7.25%	10/15/2033	5,000	4,976	4,988	0.04
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	11/14/2034	12,000	12,000	12,000	0.09
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L + 6.45%	6.65%	10/15/2034	6,000	6,000	6,000	0.05
PPM CLO 2, Ltd. (4)(5)(6)(8)	L + 6.55%	6.67%	4/16/2032	5,000	5,008	4,976	0.04
PPM CLO 4, Ltd. (5)(6)(8)	L + 6.50%	6.62%	10/18/2034	8,775	8,775	8,753	0.07
PPM CLO 5, Ltd. (5)(6)(8)	L + 6.50%	6.63%	10/18/2034	4,800	4,800	4,788	0.04
Rad CLO 14, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	1/15/2035	6,750	6,750	6,750	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations (continued)
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L + 6.72%	6.85%	10/20/2034	4,000	3,941	3,942	0.03
RR 19, Ltd. (5)(6)(8)	L + 6.50%	6.65%	10/15/2035	3,000	3,000	2,985	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L + 6.56%	6.69%	10/25/2034	6,900	6,764	6,672	0.05
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L + 6.25%	6.40%	7/21/2034	8,000	8,000	8,000	0.06
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L + 7.11%	7.33%	1/20/2034	2,875	2,849	2,847	0.02
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L + 7.06%	7.23%	7/15/2034	6,250	6,190	6,202	0.05
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L + 6.71%	6.71%	1/15/2035	8,250	8,085	8,085	0.06
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L + 6.40%	6.52%	7/19/2034	5,000	4,901	4,959	0.04
Total Structured Finance Obligations					$287,275	$286,610	2.23%
Unsecured Debt
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%	6.00%	2/15/2029	$6,272	$6,061	$5,842	0.05%
Total Unsecured Debt					$6,061	$5,842	0.05%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				52,143	$125	$233	0.00%
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	4,336	4,885	0.04
					4,461	5,118	0.04
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,938	0.02
					2,751	3,741	0.03
Distributors
Box Co-Invest Blocker, LLC (4)				3,308,320	3,308	3,308	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				29,194,330	28,735	33,787	0.26
Deneb Ultimate Topco, LLC - Class A Units (4)				4,060	4,060	4,060	0.03
					32,795	37,846	0.29
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				12,870	10,915	10,915	0.08
Point Broadband Holdings, LLC - Class B Units (4)				685,760	1,955	1,954	0.02
					12,870	12,869	0.10
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				4,500	4,500	4,500	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Health Care Providers & Services
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	44,916	0.35
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	6,120	0.05
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,279	0.03
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,766	0.01
					53,167	56,080	0.44
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.20
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	55,230	0.43
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.05
					59,435	61,730	0.48
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,388	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)(6)				45,090	43,963	44,327	0.34
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	32,417	0.25
					76,342	78,131	0.60
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238	33,725	35,950	0.28
Frontline Road Safety Investments, LLC - Class A Common Units (4)				41,304	4,363	3,942	0.03
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,192	0.01
					39,204	41,084	0.32
Total Equity Investments					$314,520	$330,095	2.57%
Total Investments - non-controlled/non-affiliated					$30,483,619	$30,579,871	237.89%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					$583	$1,614	0.01%
Total Equity					$583	$1,614	0.01%
Total Investments — non-controlled/affiliated					$583	$1,614	0.01%

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					$212,400	$212,400	1.65%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)					1,421	1,809	0.01
Total Equity					$213,821	$214,209	1.66%
Total Investments — controlled/affiliated					$213,821	$214,209	1.66%
Total Investment Portfolio					$30,698,023	$30,795,693	239.57%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$617,986	$617,986	4.81%
Total Portfolio Investments, Cash and Cash Equivalents					$31,316,009	$31,413,679	244.38%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either L, CDOR or C, SONIA or S, Euribor or E, SOFR, or an alternate base rate (commonly based on the F or the P), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2021, 92.8% of the debt portfolio at fair value had an interest rate floor above zero.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

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

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

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

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

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

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

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
(14)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of January 7, 2021 (commencement of operations)	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2021	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$—	$583	$—	$1,031	$1,614	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	—	212,400	—	—	212,400	1,800
GSO DL Co-Invest CI LP	—	1,421	—	388	1,809	—
Total	$—	$214,404	$—	$1,419	$215,823	$1,800
ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	U.S. Dollar 423 million	Euro 374 million	2/22/2022	$1,505

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of private U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisers LLC and Blackstone Insurance Solutions). The Company has elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
The Company offers on a continuous basis up to $36.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company offers to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its common shares.
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
References to the three months ended March 31, 2021 represent the period from January 7, 2021 (commencement of operations) to March 31, 2021.

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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022. All intercompany balances and transactions have been eliminated.
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
As of March 31, 2022, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”) BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, LLC, and BCRED MML CLO 2021-1 LLC.

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

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “– Note 5. Fair Value Measurements.”
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
When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, pursuant to a process approved by the Board, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to a process approved by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm. Month-end NAV determinations are ratified subsequently by the Board at its next regularly scheduled meeting.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2022 and December 31, 2021, the Company had $627.1 million and $663.6 million, respectively, of receivables for investments sold. As of March 31, 2022 and December 31, 2021, the Company had $3,034.5 million and $997.4 million, respectively, of payables for investments purchased.

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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated debt issued by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation). Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations.
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Changes in fair value of interest rate swaps entered into by the Company not designated as hedging instruments, are presented through current period gains or losses.
The fair value of the Company’s derivatives are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if subject to an enforceable master netting agreement.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2022 and 2021, the Company recorded $0.0 million and $0.9 million, respectively, in non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2022 and 2021, the Company recorded PIK income of $21.4 million and $0.1 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2022 and 2021, the Company recorded dividend income of $20.8 million and $0.0 million, respectively.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2022 and 2021, the Company recorded fee income of $0.6 million and $0.1 million, respectively.

Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
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

For the three months ended March 31, 2022 and 2021, the Company accrued organization costs of $0.0 million and $1.1 million, and offering costs of $0.9 million and $0.8 million, respectively.

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

Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
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

For the three months ended March 31, 2022 and 2021, the Company incurred $0.1 million and $0.0 million, respectively, of U.S. federal excise tax.

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

For the three months ended March 31, 2022, base management fees were $50.6 million. For the three months ended March 31, 2021, base management fees representing $4.4 million were fully waived. As of March 31, 2022 and December 31, 2021, $50.6 million and $35.0 million, respectively, was payable to the Adviser relating to management fees.
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

For the three months ended March 31, 2022, the Company accrued income based incentive fees of $48.1 million. For the three months ended March 31, 2021, the Company accrued income based incentive fees of $2.8 million which were fully waived. As of March 31, 2022 and December 31, 2021, there was $48.1 million and $36.0 million, respectively, payable to the Adviser for the income based incentive fees. For the three months ended March 31, 2022 and 2021, the Company accrued capital gains incentive fees of $(10.5) million and $2.8 million, respectively, none of which was payable under the Investment Advisory Agreement.
Administration Agreement
On October 5, 2020, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the U.S. Securities and Exchange Commission (the “SEC”) and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
For the three months ended March 31, 2022 and 2021, the Company incurred $1.2 million and $0.3 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, $1.2 million and $1.2 million, respectively, was unpaid and included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities, respectively.
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
The Intermediary Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).
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

For the three months ended March 31, 2022 and 2021, the Company accrued distribution and shareholder servicing fees of $9.5 million and $0.4 million, which were attributable to Class S shares, respectively. For the three months ended March 31, 2022 and 2021, the Company accrued distribution and shareholder servicing fees of $0.4 million and $0.0 million, which were attributable to Class D shares, respectively.

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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
January 31, 2021	$1,608	$—	$1,608
February 28, 2021	591	—	591
Total	$2,199	$—	$2,199

For the three months ended March 31, 2022 and 2021, the Adviser made Expense Payments in the amount of $0.0 million and $2.2 million, respectively. For the three months ended March 31, 2022 and 2021, there were Reimbursement Payments made to the Adviser.

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

The Company has made investments in controlled/affiliated companies, including BCRED Emerald JV (“JV”) and Specialty Lending Company (“SLC”). For further description of the JV, see “Note 10. BCRED Emerald JV”. On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with respect to a controlled/affiliated operating company, SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to private U.S. companies. At the time of the transaction, the wholly-owned subsidiary of the Company and the third-party investor each committed $315 million and $35 million, respectively, to SLC. The Company does not consolidate its equity interest in SLC.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$34,014,336	$33,999,054	90.00%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,114,884	2,113,723	5.60	1,799,656	1,813,872	5.89
Unsecured debt	27,500	26,088	0.07	6,061	5,842	0.02
Structured finance investments	341,529	332,554	0.88	287,275	286,610	0.93
Investment in joint venture	733,404	738,201	1.95	—	—	—
Equity investments(1)	544,968	567,854	1.50	528,924	545,918	1.77
Total	$37,776,621	$37,777,474	100.00%	$30,698,023	$30,795,693	100.00%
(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	March 31, 2022	December 31, 2021
Aerospace & Defense	1.51%	1.14%

Air Freight & Logistics	2.87	2.94
Airlines	0.11	0.10
Auto Components	0.28	0.28
Beverages	0.21	0.10
Building Products	2.29	2.89
Capital Markets	0.62	0.52
Chemicals	0.81	0.63
Commercial Services & Supplies	5.34	5.50
Construction Materials	0.12	0.08
Construction & Engineering	0.92	1.08
Containers & Packaging	1.26	0.78
Distributors	0.83	0.99
Diversified Consumer Services	3.87	4.36
Diversified Financial Services (1)	2.95	3.33
Diversified Telecommunication Services	0.60	0.65
Electrical Equipment	2.03	2.45
Electronic Equipment, Instruments & Components	0.32	0.32
Electric Utilities	0.13	0.16
Energy Equipment & Services	0.11	0.14
Entertainment	0.14	0.09
Food Products	0.10	0.12
Health Care Equipment & Supplies	1.71	1.77
Health Care Providers & Services	11.70	11.34
Health Care Technology	1.45	1.58
Hotels, Restaurants & Leisure	1.00	0.54
Household Durables	0.37	0.30
Industrial Conglomerates	0.68	0.54
Insurance	4.26	4.40
Interactive Media & Services	0.38	0.24
Internet & Direct Marketing Retail	3.19	2.52
IT Services	5.03	5.74
Investment in Joint Venture	1.95	—
Leisure Products	0.29	0.35
Life Sciences Tools & Services	0.82	0.93
Machinery	0.19	0.34
Marine	0.59	0.72
Media	0.44	0.35
Metals & Mining	0.18	0.16
Oil, Gas & Consumable Fuels	0.37	0.18
Paper & Forest Products	0.30	0.37
Personal Products	0.10	—
Pharmaceuticals	0.82	0.25
Professional Services	12.96	14.27
Real Estate Management & Development	0.61	0.76
Road & Rail	0.21	0.25
Software	18.69	18.61
Specialty Retail	0.45	0.46
Technology Hardware, Storage & Peripherals	0.17	0.20
Textiles, Apparel & Luxury Goods	0.09	0.11
Trading Companies & Distributors	1.14	0.88
Transportation Infrastructure	2.32	3.10
Wireless Telecommunication Services	0.12	0.09
Total	100.00%	100.00%
(1)Includes equity investment in SLC.

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$35,378,157	$35,398,946	93.70%	197.73%
Europe	1,522,952	1,509,811	4.00	8.43
Canada	532,893	535,551	1.42	2.99
Cayman Islands	342,619	333,166	0.88	1.86
Total	$37,776,621	$37,777,474	100.00%	211.01%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$28,955,027	$29,050,466	94.32%	226.00%
Europe	1,190,619	1,190,884	3.87	9.26
Canada	267,830	270,342	0.88	2.10
Cayman Islands	279,365	278,788	0.91	2.17
Australia	5,182	5,213	0.02	0.04
Total	$30,698,023	$30,795,693	100.00%	239.57%
As of March 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
As of March 31, 2022 and December 31, 2021, on a fair value basis, approximately 99.6% and 99.6%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.4% and 0.4%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements and Derivative Instruments
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

The following table presents the fair value hierarchy of financial instruments:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$8,246,171	$25,752,883	$33,999,054
Second lien debt	—	1,157,449	956,274	2,113,723
Unsecured debt	—	26,088	—	26,088
Structured finance obligations	—	78,828	253,726	332,554
Equity investments (1)	—	—	567,854	567,854
Total investments	—	9,508,536	27,530,737	37,039,273
Investments measured at NAV(2)	—	—	—	738,201
Total	$—	$9,508,536	$27,530,737	$37,777,474

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$5,096,942	$23,046,509	$28,143,451
Second lien debt	—	1,013,739	800,133	1,813,872
Unsecured debt	—	5,842	—	5,842
Structured finance obligations	—	81,018	205,592	286,610
Equity investments(1)	—	—	545,918	545,918
Total investments	$—	$6,197,541	$24,598,152	$30,795,693
(1)Includes equity investment in SLC
(2)Includes equity investment in Joint Venture (refer to Note 10)
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152
Purchases of investments	3,045,406	152,844	54,225	38,670	3,291,145
Proceeds from principal repayments and sales of investments	(335,584)	(50)	—	(22,769)	(358,403)
Accretion of discount/amortization of premium	20,606	502	21	—	21,129
Net realized gain (loss)	961	23	—	144	1,128
Net change in unrealized appreciation (depreciation)	(5,515)	210	(6,112)	5,891	(5,526)
Transfers into Level 3 (1)	229,362	61,765	—	—	291,127
Transfers out of Level 3 (1)	(248,862)	(59,153)	—	—	(308,015)
Fair value, end of period	$25,752,883	$956,274	$253,726	$567,854	$27,530,737
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(3,352)	$(2,491)	$(5,408)	$5,891	$(5,360)

.

	Three Months Ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments	2,576,285	175,408	7,360	2,759,053	—
Proceeds from principal repayments and sales of investments	(20,023)	—	—	(20,023)	(1,461)
Accretion of discount/amortization of premium	1,392	11	—	1,403	—
Net realized gain (loss)	(15)	—	—	(15)	1,461
Net change in unrealized appreciation (depreciation)	8,926	4,169	—	13,095	1,910
Fair value, end of period	$2,566,565	$179,588	$7,360	$2,753,513	$1,910
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2021 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$8,926	$4,169	$—	$13,095	$1,910
(1)For the three months ended March 31, 2022 and 2021, there were no transfers into or out of Level 3.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$24,626,140	Yield analysis	Discount rate	5.30%	10.16%	8.28%
	1,126,743	Market quotations	Broker quoted price	92.00	101.00	98.79
	25,752,883
Investments in second lien debt	615,853	Yield analysis	Discount rate	8.84%	12.91%	10.00%
	340,421	Market quotations	Broker quoted price	97.00	101.50	99.16
	956,274
Investments in structured finance	253,726	Market quotations	Broker quoted price	93.24	100.00	96.69
Investments in equity	113,953	Market approach	Performance multiple	7.50x	31.28x	20.09x
	10,726	Option pricing model	Expected volatility	49.00%	49.00%	49.00%
	253,275	Yield analysis	Discount rate	10.86%	12.37%	11.63%
	189,900	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	567,854
Total	$27,530,737

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$22,414,991	Yield analysis	Discount rate	4.68%	10.34%	7.40%
	631,518	Market quotations	Broker quoted price	98.00	100.25	99.49
	23,046,509
Investments in second lien debt	400,584	Yield analysis	Discount rate	8.15%	13.04%	9.98%
	399,549	Market quotations	Broker quoted price	98.00	101.50	99.07
	800,133
Investments in structured finance	205,592	Market quotations	Broker quoted price	96.69	100.00	99.23
Investments in equity	74,022	Market approach	Performance multiple	7.25x	31.28x	21.38x
	22,722	Option pricing model	Expected volatility	30.00%	49.00%	38.24%
	236,774	Yield analysis	Discount rate	10.89%	12.19%	11.50%
	212,400	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	545,918
Total	$24,598,152
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

Derivatives
Certain information related to the Company’s derivative instruments as of March 31, 2022 and December 31, 2021 is presented below.

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$—	$—	$—	$—
Interest rate swaps	—	4,612	—	4,612	1,250,000
Gross Fair Value	—	4,612	—	4,612	1,250,000
		Counterparty Netting		(4,175)
		Net Fair Value		$437
Derivative Liabilities
Foreign currency forward contract	$—	$(11,957)	$—	$(11,957)	$469,057
Interest rate swaps	—	(34,276)	—	(34,276)	2,700,000
Gross Fair Value	—	(46,233)	—	(46,233)	3,169,057
		Counterparty Netting		4,175
		Net Fair Value		(42,058)
Total Fair Value				$(41,621)

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	—	—	1,505	1,505	423,123
Net fair value of derivative assets are included in the Statements of Financial Condition as other assets. Net fair value of derivative liabilities are included in the Statements of Financial Condition as Accrued expenses and other liabilities. In the above table all foreign currency derivatives are not designated in hedge relationships. All interest rate swaps are designated in fair value hedge relationships.
As of December 31, 2021, there were no derivative liabilities and no counterparty netting was applied.

Financial Instruments Not Carried at Fair Value
Debt

	March 31, 2022		December 31, 2021
	Net Carrying Value(1)(3)	Fair Value	Net Carrying Value(1)(3)	Fair Value
Bard Peak Funding Facility	$679,000	$679,000	$879,000	$879,000
Castle Peak Funding Facility	1,170,753	1,170,753	1,171,809	1,171,809
Maroon Peak Funding Facility	800,000	800,000	483,952	483,952
Summit Peak Funding Facility	781,742	781,742	1,643,154	1,643,154
Denali Peak Funding Facility	506,400	506,400	668,400	668,400
Bushnell Peak Funding Facility	395,500	395,500	395,500	395,500
Granite Peak Funding Facility	198,000	198,000	248,000	248,000
Middle Peak Funding Facility	720,550	720,550	799,550	799,550
Bison Peak Funding Facility	1,200,000	1,200,000	1,320,800	1,320,800
Blanca Peak Funding Facility	892,800	892,800	892,800	892,800
Windom Peak Funding Facility	764,187	764,187	989,759	989,759
Monarch Peak Funding Facility	513,400	513,400	567,400	567,400
Revolving Credit Facility	636,621	636,621	1,144,422	1,144,422
June 2024 Notes	425,611	428,502	431,854	431,738
June 2026 Notes	397,115	376,360	396,952	390,400
September 2024 Notes	356,155	359,059	361,805	359,232
December 2026 Notes	1,231,423	1,253,402	1,227,844	1,218,850
November 2026 Eurobonds (2)	546,898	508,841	563,695	564,473
November 2024 Notes	487,496	491,358	496,054	499,946
March 2027 Notes	987,407	918,044	987,298	1,010,942
January 2025 Notes	486,844	490,752	—	—
January 2029 Notes	638,775	602,420	—	—
March 2025 Notes	892,040	913,514	—	—
2021-1 BSL Debt	661,930	662,129	661,910	663,148
2021-2 Debt	504,157	503,016	504,124	505,750
MML 2021-1 Debt	685,778	690,000	685,696	690,000
MML 2022-1 Debt	753,548	759,000	—	—
Short-Term Borrowings	759,125	759,125	718,156	718,156
Total	$19,073,255	$18,974,475	$18,239,934	$18,257,181
(1)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes and March 2025 Notes are presented net of unamortized debt issuance costs of $2.9 million, $2.9 million, $2.9 million, $22.0 million, $6.6 million, $3.9 million, $12.6 million, $3.9 million, $11.2 million and $8.0 million, respectively, as of March 31, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December, 31 2021.
(2)The 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction.
(3)The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt and MML 2022-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.6 million, $4.2 million and $5.5 million as of March 31, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	5,537,390	3,653,442
Level 3	13,437,085	14,603,739
Total debt	$18,974,475	$18,257,181
Financial Instruments Not Carried at Fair Value

As of March 31, 2022 and 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value and the forward purchase obligation, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage was 193.4% and 170.2%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Monarch Peak and Windom Peak Funding, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
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
As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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
The initial principal amount of the commitments under the Bard Peak Funding Facility was $600 million. Effective July 23, 2021, October 29, 2021, November 18, 2021 and December 15, 2021, the maximum commitment amount of the Bard Peak Funding Facility was $1,000 million, $1,500 million, $1,950 million and $1,650 million, respectively. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender. The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under credit facility must be repaid by March 15, 2026.
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
The initial principal amount of the Maroon Peak Funding Facility was $500 million. On February 26, 2021, March 23, 2021, June 29, 2021 and February 25, 2022, the maximum commitment amount of the revolving credit commitments under the credit facility was increased to $560 million, $1.0 billion, $700 million and $800 million, respectively. Proceeds from borrowings under the Maroon Peak Funding Facility may be used to fund portfolio investments by Maroon Peak Funding and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender. All amounts outstanding under the Maroon Peak Funding Facility must be repaid by October 13, 2023, unless the parties have entered into an extension agreement.
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
The initial principal amount of the Summit Peak Funding Facility is $500 million. Effective May 12, 2021, October 29, 2021 and March 17, 2022, the maximum commitment amount of the Summit Peak Funding Facility was $1,000 million, $2,000 million and $2,300 million, respectively. Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender. The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 1, 2024, and the Summit Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 3, 2026.
Denali Peak Funding Facility
Pursuant to the Purchase Agreement (as discussed in Note 11), Denali Peak Funding is now indirectly wholly-owned by the Company. Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”), which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. DB serves as agent, U.S. Bank National Association serves as collateral agent and collateral custodian and Twin Peaks (as discussed in Note 11) serves as servicer under the Denali Peak Funding Facility.
Advances under the Denali Peak Funding Facility initially bear interest at a per annum rate equal to the three-month LIBOR, plus the applicable margin of 2.00% per annum. After October 11, 2021, the applicable margin on outstanding advances was increased by 0.25% per annum.
The initial principal amount of the Denali Peak Funding Facility was $200 million, which was fully drawn. Effective September 30, 2021, October 20, 2021 and March 9, 2022, the maximum commitment amount of the Denali Peak Funding Facility was $600, $675 million and $750 million, respectively. Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender. Effective September 30, 2021, the period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on September 30, 2024, and the Denali Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by September 30, 2026.

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
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.

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
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
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
Windom Peak Funding Facility
On September 2, 2021, Windom Peak Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Windom Peak Funding Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). Wells Fargo serves as administrative agent and collateral administrator and the Company serves as investment adviser under the Windom Peak Funding Facility. Proceeds from borrowings under the Windom Peak Funding Facility may be used to fund portfolio investments by Windom Peak Funding during the reinvestment period (which, initially, is scheduled to end three years after the closing date of the Windom Peak Funding Facility) and to make advances under revolving loans or delayed draw term loans in respect of which Windom Peak Funding is a lender. The maximum facility amount of the Windom Peak Funding Facility is $1,000 million which increased to $2,000 million effective March 18, 2022 .
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
As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Unsecured Bonds
Private Placement Bonds
June 2024 Notes
On June 21, 2021, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $435.0 million in aggregate principal amount of its 2.56% Series A Senior Notes (the “June 2024 Notes”) to qualified institutional investors in a private placement. The June 2024 Notes were issued on June 21, 2021 and will mature on June 21, 2024 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2024 Notes will be due semiannually on June 3 and December 3. In addition, the Company is obligated to offer to repay the June 2024 Notes at par if certain change in control events occur. The June 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that June 2024 notes receive a below investment grade rating by either one rating agency if there are only one or two rating agencies providing ratings of the June 2024 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), the June 2024 Notes will bear interest at a fixed rate of 3.56% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.

In connection with the June 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.56% and pays a floating interest rate of SOFR + 0.93% on a notional amount of $435 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the June 2024 Notes.
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
As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the June 2026 Notes.
Rule 14A Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes and March 2025 Notes, which are collectively referred to as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.
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
In connection with the September 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 1.75% and pays a floating interest rate of SOFR + 0.08% on a notional amount of $365 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
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
On October 13, 2021, the Company issued $350 million aggregate principal amount of 2.625% Notes due 2026 (“December 2026 Notes Upsize”) under the Company's Base Indenture and December 2026 Notes Indenture. The December 2026 Notes Upsize were issued as “Additional Notes” under the December 2026 Notes Indenture and have identical terms to the Company's $900.0 million September 2026 Notes that were issued on September 15, 2021, other than the issue date and the issue price. The December 2026 Notes Upsize will be treated as a single class of notes with the December 2026 Notes for all purposes under the Indenture.
In connection with the December 2026 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.625% and pays a floating interest rate of

SOFR + 0.26% on a notional amount of $1,250 million. The Company designated the interest rate swap as the hedging instrument in qualifying hedge accounting relationship.
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
November 2024 Notes
On November 22, 2021, the Company issued $500.0 million aggregate principal amount of 2.350% notes due 2024 (the “November 2024 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2021 (and together with the Base Indenture, the “November 2024 Notes Indenture”), between the Company and the Trustee.
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
In connection with the November 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.350% and pays a floating interest rate of SOFR + 0.66% on a notional amount of $500 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
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
January 2025 Notes
On January 18, 2022, the Company issued $500.0 million aggregate principal amount of 2.700% notes due in 2025 (the “January 2025 Notes”) pursuant to a supplemental indenture, dated as of January 18, 2022 (and together with the Base Indenture, the “January 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
In connection with the January 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.70% and pays a floating interest rate of SOFR + 0.99% on a notional amount of $500 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
January 2029 Notes
On January 18, 2022, the Company issued $650.0 million aggregate principal amount of 4.000% notes due in 2029 (the “January 2029 Notes”) pursuant to a supplemental indenture, dated as of January 18, 2022 (and together with the Base Indenture, the “January 2029 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The January 2029 Notes will mature on January 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2029 Notes Indenture. The January 2029 Notes bear interest at a rate of 4.000% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2022. The January 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
March 2025 Notes
On March 24, 2022, the Company issued $900.0 million aggregate principal amount of 4.700% notes due in 2025 (the “March 2025 Notes”) pursuant to a supplemental indenture, dated as of March 24, 2022 (and together with the Base Indenture, the “March 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The Notes will mature on March 24, 2025 and may be redeemed in whole or in part at the Fund’s option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 4.700% per year payable semi-annually on March 24 and September 24 of each year, commencing on September 24, 2022. The Notes are general unsecured obligations of the Fund that rank senior in right of payment to all of the Fund’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Fund, rank effectively junior to any of the Fund’s secured indebtedness (including unsecured indebtedness that the Fund later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Fund’s subsidiaries, financing vehicles or similar facilities.

In connection with the March 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.70% and pays a floating interest rate of SOFR + 2.43% on a notional amount of $900 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The table below presents the carrying value of unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured long-term borrowings	$3,950,000	$26,927
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

		March 31, 2022
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

		March 31, 2022
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
(1)    The Company retained all of the Subordinated Notes issued in the 2021-2 Debt Securitization which are eliminated in consolidation.

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

2021-1 MML Debt Securitization
On December 15, 2021, the Company completed a $1,001.0 million term debt securitization (the “MML 2021-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2021-1 Debt Securitization (collectively, the “MML 2021-1 Notes”) were issued by BCRED MML CLO 2021-1 LLC (the “MML 2021-1 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		March 31, 2022
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

2022-1 MML Debt Securitization
On March 15, 2022, the Company completed a $1.09 billion term debt securitization (the “MML 2022-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Fund, which is consolidated by the Fund for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2022-1 Debt Securitization (collectively, the “MML 2021-1 Notes”) were issued by BCRED MML CLO 2022-1 LLC (the “MML 2022-1 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Fund, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		March 31, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	$525,000	SOFR+1.65%	Aaa
Class A-2 Notes	Senior Secured Fixed	80,000	3.41%	Aaa
Class B Notes	Senior Secured Floating Rate	66,000	SOFR+2.00%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	88,000	SOFR+2.75%	A2
Total Secured Notes		759,000
Subordinated Notes (1)		331,360	None	Not rated
Total MML 2022-1 Notes		$1,090,360
(1)The Company retained all of the Subordinated Notes issued in the 2022-2 Debt Securitization which are eliminated in consolidation.
The Company retained all of the Subordinated Notes issued in the MML 2022-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-1 Issuer of the initial closing date portfolio. The MML 2022-1 Notes are scheduled to mature on April 20, 2035; however the MML 2022-1 Notes may be redeemed by the MML 2022-1 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after April 20, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the MML 2022-1 Issuers. The Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes are secured obligations of the MML 2022-1 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-1 Issuer, and the indenture governing the MML 2022-1 Notes includes customary covenants and events of default.
MML 2022-1 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Company serves as collateral manager to the MML 2022-1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $418.5 million as of March 31, 2022.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 1.41% per annum as of March 31, 2022. As of March 31, 2022 the Company had $259.1 million of short-term borrowings under the Repurchase Agreements.

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
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 2.70% per annum as of March 31, 2022. As of March 31, 2022 the Company had $500.0 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $494.0 million as of March 31, 2022.
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

The Company’s outstanding debt obligations were as follows:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$679,000	$679,000	$971,000	$971,000
Castle Peak Funding Facility (3)	1,600,000	1,170,753	1,170,753	429,247	428,051
Maroon Peak Funding Facility	800,000	800,000	800,000	—	—
Summit Peak Funding Facility (4)	2,300,000	781,742	781,742	1,518,258	693,198
Denali Peak Funding Facility	750,000	506,400	506,400	243,600	243,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	184,521
Granite Peak Funding Facility	250,000	198,000	198,000	52,000	51,975
Middle Peak Funding Facility	800,000	720,550	720,550	79,450	79,450
Bison Peak Funding Facility	1,500,000	1,200,000	1,200,000	300,000	300,000
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	2,000,000	764,187	764,187	1,235,813	928,210
Monarch Peak Funding Facility	1,000,000	513,400	513,400	486,600	313,103
Revolving Credit Facility (6)	3,250,000	636,621	636,621	2,613,379	2,613,379
June 2024 Notes (7)(10)	435,000	435,000	425,611	—	—
June 2026 Notes (7)	400,000	400,000	397,115	—	—
September 2024 Notes (7)(10)	365,000	365,000	356,155	—	—
December 2026 Notes (7)(10)	1,250,000	1,250,000	1,231,423	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	546,898	—	—
November 2024 Notes (7)(10)	500,000	500,000	487,496	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,407	—	—
January 2025 Notes (7)(10)	500,000	500,000	486,844	—	—
January 2029 Notes (7)	650,000	650,000	638,775	—	—
March 2025 Notes (7)(10)	900,000	900,000	892,040	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,930	—	—
2021-2 Debt (9)	505,800	505,800	504,157	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,778	—	—
MML 2022-1 Debt (9)	759,000	759,000	753,548	—	—
Short-Term Borrowings	759,125	759,125	759,125	—	—
Total	$27,446,883	$19,205,836	$19,073,255	$8,241,047	$6,913,687

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (3)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (4)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (6)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (7)	435,000	435,000	431,854	—	—
June 2026 Notes (7)	400,000	400,000	396,952	—	—
September 2024 Notes (7)	365,000	365,000	361,805	—	—
December 2026 Notes (7)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	563,695	—	—
November 2024 Notes (7)	500,000	500,000	496,054	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,910	—	—
2021-2 Debt (9)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 6.1 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(5)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022 and December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 101.5 million and 43.6 million, respectively.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 185.5 million, 0.8 million and 161.4 million, respectively . As December 31, 2021 the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(7)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes and March 2025 Notes are presented net of unamortized debt issuance costs of $2.9 million, $2.9 million, $2.9 million, $22.0 million, $6.6 million, $3.9 million, $12.6 million, $3.9 million, $11.2 million and $8.0 million, respectively, as of March 31, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(8)The 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction.
(9)The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt and MML 2022-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.6 million, $4.2 million and $5.5 million as of March 31, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
(10)Inclusive of change in fair market value of effective hedge.

As of March 31, 2022 and December 31, 2021, $73.1 million and $47.7 million, respectively, of interest expense and $3.8 million and $2.6 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 2.4% and 1.96%, respectively, (including unused fees) and the average principal debt outstanding was $18,101.5 million and $653.5 million, respectively.
The components of interest expense were as follows:

Three Months Ended March 31, 2022
Borrowing interest expense	$98,590
Facility unused fees	5,257
Accretion of original issue discount	3,683
Amortization of financing costs and debt issuance costs	4,941
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(26,008)
Hedged items	26,927
Total interest expense	$113,390
Cash paid for interest expense	$84,300

Three Months Ended March 31, 2021
Borrowing interest expense	$2,871
Facility unused fees	112
Amortization of financing costs	457
Total interest expense	$3,440
Cash paid for interest expense	$501
Note 7. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2022 and December 31, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $5,179.2 million and $4,870.5 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of March 31, 2022, the Company estimates that it had $5,264.7 million of investments attributable to the company that are that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management is not aware of any pending or threatened material litigation.
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
Note 8. Net Assets
The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2022 (dollars in thousands except share amounts):

	March 31, 2022
	Shares	Amount
CLASS I
Subscriptions	125,703,505	$3,253,768
Share transfers between classes	550,110	14,239
Distributions reinvested	3,932,328	101,772
Share repurchases	(1,490,357)	(38,481)
Early repurchase deduction	—	628
Net increase (decrease)	128,695,586	$3,331,926
CLASS S
Subscriptions	57,796,302	$1,496,030
Share transfers between classes	(29,619)	(766)
Distributions reinvested	1,417,580	36,694
Share repurchases	(647,663)	(16,723)
Early repurchase deduction	—	253
Net increase (decrease)	58,536,600	$1,515,488
CLASS D
Subscriptions	10,490,092	$271,539
Share transfers between classes	(520,491)	(13,473)
Distributions reinvested	211,498	5,474
Share repurchases	(8,896)	(230)
Early repurchase deduction	—	36
Net increase (decrease)	10,172,203	$263,346
Total net increase (decrease)	197,404,389	$5,110,760

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2021:

	March 31, 2021
	Shares	Amount
CLASS I
Subscriptions	71,705,308	$1,805,447
Distributions reinvested	191,439	4,848
Shares repurchased	—	—
Net increase (decrease)	71,896,747	$1,810,295
CLASS S
Subscriptions	11,108,190	$280,288
Distributions reinvested	22,700	575
Shares repurchased	—	—
Net increase (decrease)	11,130,890	$280,863
Total net increase (decrease)	83,027,637	$2,091,158
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D common shares of beneficial interest during the three months ended March 31, 2022 and 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82

	NAV Per Share(1)
For the Months Ended	Class I	Class S
January 31, 2021	$25.25	$25.25
February 28, 2021	25.36	25.36
March 31, 2021	25.49	25.49
(1)Class D commenced operations on May 1, 2021.
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D common shares of beneficial interest. The following table presents distributions that were declared during the three months ended March 31, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
			$0.5220	$224,687

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
			$0.4669	$80,248

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
			$0.5058	$11,981

The following table presents distributions that were declared during the three months ended March 31, 2021:

			Class I		Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483	0.1281	1,426
			$0.4036	$21,120	$0.3539	$2,530
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
Through March 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5220	$224,687	$0.4669	$80,248	$0.5058	$11,981
Net realized gains	—	—	—	—	—	—
Total	$0.5220	$224,687	$0.4669	$80,248	$0.5058	$11,981
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

Share Repurchase Program
At the discretion of the Board, the Company commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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

During the three months ended March 31, 2022, approximately 2,146,916 shares were repurchased.

The following table further summarizes the share repurchases completed during the three months ended March 31, 2022:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	5.00%	$25.82	December 31, 2022	$54,464,173	2,146,916	0.43%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

There were no share repurchases during the three months ended March 31, 2021.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income (1)	0.55	0.50	0.54
Net unrealized and realized gain (loss) (2)	(0.14)	(0.14)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.41	0.36	0.40
Distributions from net investment income (3)	(0.52)	(0.47)	(0.51)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.52)	(0.47)	(0.51)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	(0.11)	(0.11)	(0.11)
Net asset value, end of period	$25.82	$25.82	$25.82
Shares outstanding, end of period	475,287,142	190,961,700	26,986,663
Total return based on NAV (4)	1.60%	1.39%	1.54%
Ratios:
Ratio of net expenses to average net assets (5)	5.19%	6.06%	5.44%
Ratio of net investment income to average net assets (5)	8.68%	7.82%	8.42%
Portfolio turnover rate	2.30%	2.30%	2.30%
Supplemental Data:
Net assets, end of period	$12,273,986	$4,931,495	$696,926
Asset coverage ratio	193.4%	193.4%	193.4%

The following are the financial highlights for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Class I	Class S
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00
Net investment income (1)	0.45	0.41
Net unrealized and realized gain (loss) (2)	0.44	0.43
Net increase (decrease) in net assets resulting from operations	0.89	0.84
Distributions declared (3)	(0.40)	(0.35)
Total increase (decrease) in net assets	0.49	0.49
Net asset value, end of period	$25.49	$25.49
Shares outstanding, end of period	71,898,807	11,130,890
Total return based on NAV (4)	3.59%	3.39%
Ratios:
Ratio of net expenses to average net assets (5)	2.00%	2.99%
Ratio of net investment income to average net assets (5)	7.62%	6.98%
Portfolio turnover rate	8.26%	8.26%
Supplemental Data:
Net assets, end of period	$1,832,473	$283,680
Asset coverage ratio(7)	191.5%	191.5%

(1)The per share data was derived by using the weighted average shares outstanding during the period.

(2)For the three months ended March 31, 2022, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.01), $(0.01) and $(0.01) impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions. For the three months ended March 31, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.07 and $0.09 impact, on Class I and Class S respectively, from the effect of the timing of capital transactions.
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
(5)For the three months ended March 31, 2022, amounts are annualized except for organizational costs, excise tax and management fee and income based incentive fee waivers by the Adviser. For the three months ended March 31, 2022, the ratio of total operating expenses to average net assets was 5.19%, 6.06%, and 5.44% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets. For the three months ended March 31, 2021, amounts are annualized except for organizational costs. For the three months ended March 31, 2021, the ratio of total operating expenses to average net assets was 4.73% and 5.66%, on Class I and Class S respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 2.72% and 2.66% on Class I and Class S, respectively, of average net assets.
(6)The per share amount rounds to less than $0.01 per share.
(7)Asset coverage calculation includes the Facility Agreement purchase obligation as a senior security.

Note 10. Joint Venture
BCRED Emerald JV

BCRED Emerald JV LP (“JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. The Company and the JV partner each agreed to contribute up to $1,500 million and $500 million, respectively, to the JV. The Company contributed approximately $733.4 million of cash, and the JV Partner contributed net assets of approximately $244.5 million (i.e. $977.8 million in net assets contributed less $733.4 million in cash received by the JV Partner) to the JV in exchange for initial equity ownership interests of approximately 75% and approximately 25%, respectively. The Company and the JV Partner, through their joint control of the JV’s General Partner, have equal control of the JV's investment decisions and generally all other decisions in respect of the JV must be approved by the JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner. Our investment in the JV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2022.
The Company has a variable interest in the JV and has determined that the JV is a variable interest entity under ASC 810. The Company is not deemed to be the primary beneficiary of the JV as there is equal power between the Company and JV. Accordingly, the Company does not consolidate the JV.
As of March 31, 2022, the JV had total investments in senior secured debt at fair value of $2,185.2 million. The determination of fair value is in accordance with ASC 820. The following table is a summary of JV’s portfolio as well as a listing of the portfolio investments in the JV’s portfolio as of March 31, 2022:

March 31, 2022
Total senior secured debt investments(1)	$2,185,220
Number of portfolio companies	236
Weighted average yield on debt and income producing investments, at fair value(2)	6.44%
Weighted average yield on debt and income producing investments, at cost(2)	6.43%
Percentage of debt portfolio at floating interest rates(1)	100.00%
Percentage of debt portfolio at fixed interest rates(1)	—%
Percentage of assets on non-accrual	—%
(1)Based on fair market value
(2)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Loar Group, Inc. (4)(11)	L + 7.25%	8.25%	10/2/2023	$28,267	$28,267	$28,267	2.87%
Vertex Aerospace Services Corp. (10)	L + 4.00%	4.75%	10/27/2028	3,000	3,015	2,994	0.00
					31,281	31,261	0.03
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.26%	6/11/2027	24,686	24,448	24,439	0.02
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	39,238	39,238	39,238	0.04
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	21,850	21,375	21,361	0.02
					85,061	85,038	0.09
Airlines
Air Canada (10)	L + 3.50%	4.25%	8/11/2028	2,000	2,025	1,983	0.00
American Airlines, Inc. (10)	L + 4.75%	5.50%	3/11/2028	3,815	3,956	3,872	0.00
					5,981	5,856	0.01
Auto Components
Wheel Pros, Inc. (10)	L + 4.50%	5.25%	4/23/2028	2,500	2,509	2,390	0.00
Beverages
Triton Water Holdings, Inc. (9)	L + 3.50%	4.51%	3/18/2028	3,995	3,985	3,904	0.00

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (9)	L + 3.25%	3.75%	4/12/2028	1,496	1,467	1,452	0.00
CP Atlas Buyer, Inc. (9)	L + 3.75%	4.25%	11/23/2027	3,990	4,001	3,885	0.00
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	19,816	19,721	19,717	0.02
Illuminate Merger Sub Corp. (9)	L + 3.50%	4.51%	6/30/2028	3,000	2,997	2,908	0.00
Kodiak BP, LLC (10)	L + 3.25%	4.00%	2/25/2028	4,992	4,930	4,895	0.01
Latham Pool Products, Inc. (7)(9)	SOFR + 3.75%	4.25%	2/18/2029	30,000	29,438	29,663	0.03
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	27,906	27,906	27,906	0.03
New Arclin US Holding Corp. (7)(9)	L + 3.75%	4.25%	10/2/2028	2,611	2,626	2,543	0.00
The Chamberlain Group, Inc. (9)	L + 3.50%	4.51%	11/3/2028	4,988	4,925	4,935	0.01
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	10,975	10,975	10,975	0.01
					108,987	108,879	0.11
Capital Markets
AllSpring Buyer, LLC (9)	L + 3.25%	4.31%	11/1/2028	2,000	2,010	1,990	0.00
Resolute Investment Managers, Inc. (11)	L + 4.25%	5.25%	4/30/2024	2,989	2,996	2,972	0.00
Superannuation And Investments US, LLC (9)	L + 3.75%	4.25%	9/23/2028	2,000	2,013	1,984	0.00
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	4.25%	3/15/2028	2,401	2,396	2,378	0.00
					9,415	9,324	0.01
Chemicals
DCG Acquisition Corp. (8)	L + 4.50%	4.96%	9/30/2026	2,992	2,992	2,949	0.00
Dominion Colour Corporation (4)(11)	L + 7.25% (incl. 2.00% PIK)	8.25%	4/6/2024	10,970	10,770	10,778	0.01
Hexion Holdings Corp. (9)	SOFR + 4.50%	5.00%	3/15/2029	4,000	3,900	3,920	0.00
Olympus Water US Holding Corp. (9)	L + 3.75%	4.81%	9/21/2028	1,995	2,006	1,947	0.00
Polymer Additives, Inc. (8)	L + 6.00%	6.30%	7/31/2025	30,420	29,717	29,254	0.03
					49,386	48,848	0.05
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	4.21%	2/27/2025	3,989	3,994	3,936	0.00
Allied Universal Holdco, LLC (9)	L + 3.75%	4.25%	5/12/2028	4,987	4,982	4,918	0.01
All-Star Co-Borrower, LLC (4)(9)	L + 4.00%	4.51%	11/16/2028	3,000	3,026	2,981	0.00
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.87%	5/7/2028	19,768	19,768	19,768	0.02
DG Investment Intermediate Holdings 2, Inc. (10)	SOFR + 3.50%	4.25%	3/17/2028	3,000	3,015	2,974	0.00
EAB Global, Inc. (9)	L + 3.50%	4.00%	6/28/2028	3,000	3,004	2,975	0.00
Garda World Security Corp. (8)	L + 4.25%	4.71%	10/30/2026	5,000	4,999	4,956	0.01

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Genuine Financial Holdings, LLC (8)	L + 3.75%	4.21%	7/11/2025	1,429	1,431	1,416	0.00
International SOS The Americas LP (4)(9)	L + 3.75%	4.81%	8/5/2028	1,995	2,002	1,993	0.00
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.64%	12/15/2027	10,005	9,766	9,758	0.01
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	37,204	36,935	36,925	0.04
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	19,698	19,256	19,240	0.02
PECF USS Intermediate Holding III Corp. (9)	L + 4.25%	4.76%	12/15/2028	3,000	3,018	2,977	0.00
Recycle & Resource US, LLC (9)	L + 3.50%	4.50%	7/8/2028	2,992	3,007	2,970	0.00
Restaurant Technologies, Inc. (9)	SOFR + 4.25%	4.75%	3/17/2029	20,000	19,500	19,875	0.02
Revspring, Inc. (8)	L + 4.25%	5.26%	10/11/2025	2,992	2,996	2,956	0.00
The Action Environmental Group, Inc. (4)(11)	L + 6.25%	7.25%	1/16/2026	19,587	19,122	19,195	0.02
The Action Environmental Group, Inc. (4)(12)	L + 6.00%	7.25%	1/16/2026	2,088	2,039	2,046	0.00
TRC Companies, Inc. (9)	L + 3.75%	4.25%	6/21/2024	4,000	4,011	3,946	0.00
					165,870	165,804	0.17
Construction & Engineering
Atlas Intermediate III, LLC (4)(7)(11)	L + 7.50%	8.50%	2/25/2028	24,412	24,319	24,323	0.02
Brookfield WEC Holdings, Inc. (9)	L + 2.75%	3.25%	8/1/2025	1,995	1,913	1,963	0.00
Refficiency Holdings, LLC (7)(10)	L + 3.75%	4.50%	12/31/2027	2,519	2,530	2,490	0.00
					28,762	28,776	0.03
Construction Materials
White Cap Buyer, LLC (9)	SOFR + 3.75%	4.25%	10/19/2027	3,214	3,132	3,185	0.00
Containers & Packaging
Berlin Packaging, LLC (9)	L + 3.75%	4.28%	3/11/2028	4,992	4,974	4,954	0.01
Bway Holding Corporation (8)	L + 3.25%	3.71%	4/3/2024	1,995	1,968	1,971	0.00
Flex Acquisition Co., Inc. (9)	L + 3.50%	4.00%	2/23/2028	2,000	2,011	1,998	0.00
Graham Packaging Co, Inc. (10)	L + 3.00%	3.75%	8/4/2027	4,495	4,439	4,426	0.00
Novolex, Inc. (9)	SOFR + 4.25%	4.75%	4/13/2029	5,000	4,875	4,925	0.01
ProAmpac PG Borrower, LLC (10)	L + 3.75%	4.55%	11/3/2025	3,000	3,011	2,941	0.00
TricorBraun Holdings, Inc. (9)	L + 3.25%	3.75%	3/3/2028	1,355	1,350	1,325	0.00
Trident TPI Holdings, Inc. (11)	L + 3.25%	4.26%	7/29/2028	3,029	3,028	2,999	0.00
Trident TPI Holdings, Inc. (9)	L + 4.00%	4.50%	9/15/2028	1,995	1,938	1,974	0.00
					27,594	27,513	0.03

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	24,375	23,902	23,888	0.02
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	23,599	23,431	23,422	0.02
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	15,861	15,899	15,980	0.02
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.50%	11/2/2026	29,831	29,296	29,507	0.03
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR + 6.25%	7.25%	11/13/2024	31,716	31,126	31,237	0.03
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	39,973	39,848	39,373	0.04
					163,502	163,406	0.17
Diversified Consumer Services
Ascend Buyer, LLC (10)	L + 5.75%	6.76%	9/30/2028	441	427	437	0.00
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	35,236	35,236	35,236	0.04
Colibri Group, LLC (10)	SOFR + 5.00%	5.99%	3/12/2029	4,000	3,960	3,985	0.00
Dreambox Learning Holding, LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	34,200	33,539	33,516	0.03
eResearchTechnology, Inc. (11)	L + 4.50%	5.50%	2/4/2027	3,760	3,769	3,752	0.00
KUEHG Corp. (11)	L + 3.75%	4.76%	2/21/2025	3,000	2,978	2,960	0.00
Learning Care Group (11)	L + 3.25%	4.25%	3/13/2025	2,500	2,483	2,467	0.00
Pre-Paid Legal Services, Inc. (9)	L + 3.75%	4.25%	5/1/2025	3,000	3,015	2,968	0.00
Rinchem Company, LLC (4)(9)	SOFR + 4.50%	4.91%	2/2/2029	4,000	3,980	3,990	0.00
Weld North Education, LLC (9)	L + 3.75%	4.25%	12/21/2027	1,496	1,485	1,486	0.00
					90,871	90,796	0.09
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	17,586	17,415	17,410	0.02
Mitchell International, Inc. (9)	L + 3.75%	4.25%	10/15/2028	4,500	4,485	4,434	0.00
Sedgwick Claims Management Services, Inc. (8)	L + 3.25%	3.71%	12/31/2025	4,016	4,012	3,981	0.00
					25,912	25,826	0.03
Diversified Telecommunication Services
Zacapa, LLC (9)	SOFR + 4.25%	4.75%	3/22/2029	4,000	3,980	3,983	0.00
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	10,851	10,722	10,713	0.01
Electrical Equipment
Madison IAQ, LLC (9)	L + 3.25%	4.52%	6/16/2028	2,245	2,245	2,216	0.00

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.10%	12/23/2026	14,918	14,659	14,349	0.01
CPI International, Inc. (11)	L + 3.25%	4.25%	7/26/2024	1,995	2,000	1,982	0.00
Infinite Bidco, LLC (9)	L + 3.75%	4.26%	2/24/2028	3,000	3,015	2,957	0.00
Ingram Micro, Inc. (9)	L + 3.50%	4.51%	3/31/2028	3,000	3,014	2,979	0.00
					22,687	22,268	0.02
Energy Equipment & Services
Tetra Technologies, Inc. (4)(11)	L + 6.25%	7.25%	9/10/2025	22,793	22,793	22,793	0.02
Entertainment
CE Intermediate I, LLC (4)(9)	L + 4.00%	4.50%	11/10/2028	5,000	4,995	4,950	0.01
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	28,960	28,263	28,250	0.03
CSHC Buyerco, LLC (4)(7)(11)	L + 4.50%	5.50%	9/8/2026	7,489	7,302	7,489	0.01
Mozart Borrower LP (9)	L + 3.25%	3.75%	9/20/2028	4,000	4,002	3,965	0.00
Resonetics, LLC (10)	L + 4.00%	4.75%	4/28/2028	3,000	2,989	2,976	0.00
Sunshine Luxembourg VII S.à r.l, LLC (10)	L + 3.75%	4.76%	10/2/2026	4,990	4,965	4,964	0.01
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024	3,000	3,000	2,930	0.00
					50,521	50,573	0.05
Health Care Providers & Services
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	10,197	10,075	10,074	0.01
ADMI Corp. (9)	L + 3.50%	4.00%	12/23/2027	2,494	2,494	2,470	0.00
AHP Health Partners, Inc. (9)	L + 3.50%	4.00%	8/4/2028	1,995	1,953	1,980	0.00
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25%	7.00%	12/21/2028	19,524	19,109	19,095	0.02
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	5,787	5,726	5,726	0.01
Electron Bidco, Inc. (9)	L + 3.25%	3.75%	11/1/2028	2,000	2,010	1,981	0.00
Epoch Acquisition, Inc. (4)(11)	L + 6.00%	7.00%	10/4/2024	29,345	29,345	29,345	0.03
Forefront Management Holdings, LLC (4)(7)(9)	SOFR + 4.25%	4.75%	3/23/2029	6,319	6,193	6,244	0.01
GC EOS Buyer, Inc. (8)	L + 4.50%	4.96%	8/1/2025	2,000	2,010	1,982	0.00
Global Medical Response, Inc. (11)	L + 4.25%	5.25%	10/2/2025	2,992	3,004	2,977	0.00
Heartland Dental, LLC (8)	L + 4.00%	4.45%	4/30/2025	4,612	4,616	4,580	0.00
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.01%	10/15/2026	31,579	31,277	31,264	0.03
LifePoint Health, Inc. (8)	L + 3.75%	4.20%	11/16/2025	7,000	6,993	6,970	0.01
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	4.26%	3/5/2028	3,000	3,005	2,967	0.00

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	15,157	15,084	15,157	0.02
NMSC Holdings, Inc. (10)	SOFR + 5.25%	6.15%	2/23/2029	4,000	3,960	3,958	0.00
Onex TSG Intermediate Corp. (10)	L + 4.75%	5.50%	2/28/2028	1,995	2,010	1,983	0.00
Ownex & Minor, Inc. (9)	SOFR + 3.75%	4.25%	3/23/2029	2,542	2,504	2,539	0.00
Pathway Vet Alliance, LLC (8)	L + 3.75%	4.21%	3/31/2027	2,992	3,003	2,968	0.00
Pediatric Associates Holding Co., LLC (7)(9)	L + 3.25%	3.75%	2/7/2029	3,441	3,425	3,399	0.00
PetVet Care Centers, LLC (10)	L + 3.50%	4.25%	2/14/2025	2,000	2,007	1,993	0.00
Phoenix Guarantor, Inc. (8)	L + 3.50%	3.95%	3/5/2026	4,000	4,003	3,963	0.00
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.25%	3/9/2026	29,444	29,444	29,444	0.03
Radnet, Inc. (10)	L + 3.00%	3.75%	4/22/2028	4,302	4,303	4,251	0.00
Reverb Buyer, Inc. (7)(9)	L + 3.50%	4.00%	11/1/2028	3,360	3,314	3,333	0.00
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/23/2028	45,676	44,675	44,680	0.05
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	12,978	12,661	12,651	0.01
Surgery Centers Holdings, Inc. (10)	L + 3.75%	4.50%	8/31/2026	5,000	4,994	4,969	0.01
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024	39,076	38,794	39,076	0.04
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	4.75%	9/22/2028	3,000	3,016	2,984	0.00
US Oral Surgery Management Holdco, LLC (4)(10)	L + 5.50%	6.25%	11/18/2027	20,100	19,809	19,799	0.02
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	708	591	600	0.00
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.76%	6/22/2028	6,400	6,251	6,317	0.01
WP CityMD Bidco, LLC (9)	L + 3.25%	3.75%	11/18/2028	4,193	4,204	4,175	0.00
					335,860	335,893	0.34
Health Care Technology
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026	9,869	9,727	9,721	0.01
Edifecs, Inc. (4)(11)	L + 7.00%	8.01%	9/21/2026	18,036	18,554	18,577	0.02
Imprivata, Inc. (9)	SOFR + 4.25%	4.75%	12/1/2027	5,000	4,850	4,990	0.01
Netsmart Technologies, Inc. (10)	L + 4.00%	4.75%	10/1/2027	1,666	1,668	1,662	0.00
					34,799	34,950	0.04
Hotels, Restaurants & Leisure
IRB Holding Corp. (8)	L + 3.00%	3.35%	12/15/2027	2,000	2,002	1,987	0.00
IRB Holding Corp. (4)(11)	L + 3.25%	4.25%	12/15/2027	2,404	2,405	2,384	0.00
Tacala Investment Corp. (10)	L + 3.50%	4.25%	2/5/2027	3,000	3,011	2,965	0.00
Twin River Worldwide Holdings, Inc. (9)	L + 3.25%	3.75%	10/2/2028	1,995	1,997	1,987	0.00
					9,415	9,323	0.01

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Household Durables
AI Aqua Merger Sub, Inc. (7)(9)	SOFR + 4.00%	4.50%	6/16/2028	3,259	3,229	3,223	0.00
Fluidra SA (9)	SOFR + 2.00%	2.50%	1/29/2029	3,990	3,980	3,965	0.00
Hunter Douglas, Inc. (9)	SOFR + 3.50%	4.00%	2/26/2029	4,000	3,980	3,926	0.00
					11,190	11,114	0.01
Industrial Conglomerates
FCG Acquisitions, Inc. (9)	L + 3.75%	4.25%	3/16/2028	3,000	3,010	2,956	0.00
Vertical US Newco, Inc. (9)	L + 3.50%	4.02%	7/30/2027	3,098	3,101	3,075	0.00
Victory Buyer, LLC (9)	L + 3.75%	4.25%	11/19/2028	3,000	3,018	2,963	0.00
					9,130	8,994	0.01
Insurance
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.71%	10/8/2027	1,995	1,980	1,975	0.00
Alliant Holdings Intermediate, LLC (9)	L + 3.50%	4.00%	11/6/2027	2,992	3,010	2,978	0.00
AssuredPartners, Inc. (9)	SOFR + 3.50%	4.00%	2/12/2027	4,000	3,990	3,961	0.00
Baldwin Risk Partners, LLC (9)	L + 3.50%	4.00%	10/14/2027	3,990	3,994	3,960	0.00
BroadStreet Partners, Inc. (8)	L + 3.00%	3.46%	1/27/2027	2,992	2,978	2,943	0.00
Howden Group Holdings Limited (10)	L + 3.25%	4.00%	11/12/2027	4,496	4,496	4,452	0.00
HUB International Limited (10)	L + 3.25%	4.00%	4/25/2025	3,000	3,017	2,985	0.00
NFP Corp. (8)	L + 3.25%	3.71%	2/15/2027	3,997	3,978	3,933	0.00
SG Acquisition, Inc. (4)(9)	L + 5.00%	6.01%	1/27/2027	34,399	34,316	34,399	0.03
					61,759	61,586	0.06
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L + 3.25%	3.75%	12/6/2027	2,992	2,997	2,948	0.00
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	6/29/2026	1,496	1,509	1,486	0.00
MH Sub I, LLC (11)	L + 3.75%	4.75%	9/13/2024	3,000	3,020	2,972	0.00
Project Boost Purchaser, LLC (8)	L + 3.50%	3.96%	6/1/2026	2,992	3,000	2,966	0.00
Red Planet Borrower, LLC (9)	L + 3.75%	4.76%	10/2/2028	4,995	4,976	4,940	0.01
SurveyMonkey, Inc. (8)	L + 3.75%	4.21%	10/10/2025	573	571	570	0.00
					16,073	15,883	0.02
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR + 6.00%	7.00%	12/29/2026	28,663	28,526	28,663	0.03
Prodege International Holdings, LLC (4)(7)(10)	L + 5.75%	6.58%	12/15/2027	19,882	19,464	19,458	0.02
					47,989	48,121	0.05

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.25%	2/10/2028	3,000	3,002	2,921	0.00
Ensono Holdings, LLC (10)	L + 4.00%	4.75%	5/19/2028	1,769	1,770	1,741	0.00
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027	25,935	25,434	25,416	0.03
Virtusa Corp. (10)	SOFR + 3.75%	4.50%	2/11/2028	4,000	3,960	3,973	0.00
					34,167	34,051	0.03
Leisure Products
Recess Holdings, Inc. (11)	L + 3.75%	4.75%	9/30/2024	2,195	2,192	2,162	0.00
Life Sciences Tools & Services
Cambrex Corp. (10)	L + 3.50%	4.25%	12/4/2026	1,995	1,992	1,981	0.00
Curia Global, Inc. (10)	L + 3.75%	4.50%	8/30/2026	1,995	1,995	1,981	0.00
					3,988	3,962	0.00
Machinery
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	4.75%	3/1/2025	2,001	1,988	1,939	0.00
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.00%	8/31/2028	1,872	1,872	1,865	0.00
					3,859	3,804	0.00
Media
Clear Channel Outdoor Holdings, Inc. (8)	L + 3.50%	3.80%	8/21/2026	1,995	1,963	1,964	0.00
Radiate Holdco, LLC (10)	L + 3.25%	4.00%	9/25/2026	3,998	4,005	3,969	0.00
Univision Communications, Inc. (10)	L + 3.25%	4.00%	3/15/2026	3,990	3,986	3,973	0.00
Univision Communications, Inc. (11)	L + 2.75%	3.75%	3/15/2024	2,000	2,002	2,000	0.00
					11,956	11,906	0.01
Metals & Mining
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	4,000	3,955	3,942	0.00
Oil, Gas & Consumable Fuels
CQP Holdco LP (9)	L + 3.75%	4.76%	6/5/2028	6,000	6,002	5,979	0.01
Eagle Midstream Canada Finance, Inc. (4)(13)	L + 6.25%	7.75%	11/26/2024	40,000	40,000	40,000	0.04
Freeport LNG Investments LLLP (9)	L + 3.50%	4.00%	12/21/2028	4,000	3,996	3,976	0.00
					49,998	49,955	0.05
Pharmaceuticals
Embecta Corp. (9)	SOFR + 3.00%	3.50%	1/27/2029	3,067	3,052	3,034	0.00
Jazz Pharmaceuticals, Inc. (9)	L + 3.50%	4.00%	4/21/2028	3,990	3,992	3,980	0.00
					7,044	7,014	0.01

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	19,800	19,704	19,751	0.02
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	5.76%	8/27/2026	1,666	1,675	1,664	0.00
Camelot US Acquisition, LLC (5)(11)	L + 3.00%	4.00%	10/30/2026	1,995	1,992	1,981	0.00
Cast & Crew Payroll, LLC (9)	SOFR + 3.75%	4.25%	12/29/2028	4,988	4,985	4,967	0.01
Deerfield Dakota Holding, LLC (11)	L + 3.75%	4.75%	4/9/2027	2,992	2,989	2,981	0.00
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	4.51%	5/23/2025	3,000	3,001	2,955	0.00
Trans Union, LLC (9)	L + 2.25%	2.75%	12/1/2028	2,613	2,625	2,598	0.00
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	9,316	9,110	9,104	0.01
VT Topco, Inc. (7)(10)	L + 3.75%	4.76%	8/1/2025	2,552	2,565	2,517	0.00
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	30,131	29,557	29,539	0.03
					78,203	78,057	0.08
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.76%	5/26/2027	11,880	11,843	11,842	0.01
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	18,138	18,314	17,912	0.02
					30,157	29,754	0.03
Software
Boxer Parent Company, Inc. (8)	L + 3.75%	4.76%	10/2/2025	3,988	3,978	3,970	0.00
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.46%	4/18/2025	1,011	1,012	1,002	0.00
Cloudera, Inc. (9)	L + 3.75%	4.25%	8/9/2028	3,000	3,012	2,968	0.00
ConnectWise, LLC (9)	L + 3.50%	4.00%	9/29/2028	4,495	4,503	4,471	0.00
Delta Topco, Inc. (10)	L + 3.75%	4.50%	12/1/2027	4,000	3,965	3,944	0.00
EP Purchaser, LLC (9)	L + 3.50%	4.51%	11/6/2028	2,500	2,516	2,487	0.00
Epicor Software Corp. (10)	L + 3.25%	4.00%	7/30/2027	5,000	4,946	4,967	0.01
Flexera Software, LLC (10)	L + 3.75%	4.50%	1/26/2028	3,000	2,988	2,971	0.00
GI Consilio Parent, LLC (9)	L + 4.00%	4.50%	4/30/2028	3,712	3,716	3,676	0.00
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/1/2028	23,600	23,025	22,997	0.02
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	4.91%	12/1/2027	4,489	4,490	4,487	0.00
HS Purchaser, LLC (10)	L + 4.00%	4.75%	11/19/2026	2,992	2,996	2,962	0.00
Hyland Software, Inc. (10)	L + 3.50%	4.25%	7/1/2024	2,992	2,994	2,981	0.00
Idera, Inc. (10)	L + 3.75%	4.50%	2/4/2028	2,992	3,003	2,945	0.00
Ivanti Software, Inc. (10)	L + 4.00%	5.00%	12/1/2027	2,000	1,989	1,970	0.00
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.51%	2/8/2026	15,098	14,954	15,098	0.02
Medallia, Inc. (4)(10)	L + 6.75% PIK	7.50%	10/29/2028	39,736	38,977	38,941	0.04

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	29,700	28,921	28,893	0.03
Nintex Topco Limited (4)(10)	L + 5.75%	6.50%	11/13/2028	30,000	29,418	29,400	0.03
NortonLifeLock, Inc. (9)	SOFR + 2.00%	2.50%	1/27/2029	4,000	3,980	3,956	0.00
Perforce Software, Inc. (8)	L + 3.75%	4.21%	7/1/2026	3,371	3,360	3,338	0.00
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.30%	4/26/2024	3,000	2,993	2,986	0.00
Quest Software, Inc. (9)	SOFR + 4.25%	4.75%	5/16/2025	4,000	3,961	3,946	0.00
RealPage, Inc. (9)	L + 3.25%	3.75%	4/24/2028	2,992	3,004	2,963	0.00
Relativity ODA, LLC (4)(7)(11)	L + 6.50% PIK	7.50%	5/12/2027	5,800	5,710	5,705	0.01
Rocket Software, Inc. (9)	L + 4.25%	4.75%	11/28/2025	2,480	2,463	2,452	0.00
S2P Acquisition Borrower, Inc. (8)	L + 4.00%	4.46%	8/14/2026	3,000	3,012	2,988	0.00
Sovos Compliance, LLC (7)(9)	L + 4.50%	5.00%	7/29/2028	2,558	2,592	2,558	0.00
SS&C Technologies, Inc. (9)	SOFR + 2.25%	2.75%	3/22/2029	5,000	4,875	4,960	0.01
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	30,000	29,418	29,700	0.03
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	30,000	29,418	29,700	0.03
Surf Holdings, LLC (8)	SOFR + 3.50%	4.11%	3/5/2027	3,000	3,003	2,975	0.00
Symphony Technology Group (10)	L + 5.00%	5.75%	7/27/2028	6,000	5,985	5,966	0.01
The Ultimate Software Group, Inc. (9)	L + 3.25%	4.21%	5/4/2026	2,500	2,512	2,483	0.00
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	14,888	14,702	14,696	0.01
University Support Services, LLC (9)	L + 3.25%	3.75%	2/10/2029	2,500	2,503	2,473	0.00
Veritas US, Inc. (11)	L + 5.00%	6.00%	9/1/2025	3,718	3,718	3,489	0.00
Vision Solutions, Inc. (10)	L + 4.00%	4.75%	3/4/2028	5,069	5,074	5,024	0.01
					313,683	313,487	0.32
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	36,866	36,427	36,405	0.04
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	29,472	29,331	29,177	0.03
Trading Companies & Distributors
Diversitech Holdings, Inc. (7)(9)	L + 3.75%	4.76%	12/22/2028	4,963	4,895	4,893	0.01
Foundation Building Materials, Inc. (9)	L + 3.25%	3.75%	2/3/2028	3,000	3,007	2,952	0.00
LBM Acquisition, LLC (10)	L + 3.75%	4.50%	12/17/2027	4,000	3,998	3,910	0.00
Park River Holdings, Inc. (10)	L + 3.25%	4.22%	12/28/2027	4,000	3,977	3,918	0.00
Porcelain Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	4/30/2027	8,863	8,604	8,747	0.01
Specialty Building Products Holdings, LLC (9)	L + 3.75%	4.25%	10/15/2028	2,000	2,012	1,957	0.00

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Trading Companies & Distributors
SRS Distribution, Inc. (9)	SOFR + 3.50%	4.02%	6/4/2028	5,995	5,958	5,930	0.01
The Cook & Boardman Group, LLC (11)	SOFR + 5.75%	6.75%	10/17/2025	3,896	3,806	3,803	0.00
					36,256	36,111	0.04
Transportation Infrastructure
Atlas CC Acquisition Corp. (10)	L + 4.25%	5.00%	5/25/2028	1,995	1,992	1,990	0.00
First Student Bidco, Inc. (9)	L + 3.00%	3.98%	7/21/2028	3,994	3,982	3,966	0.00
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.67%	5/3/2027	13,367	12,885	12,866	0.01
Roadsafe Holdings, Inc. (4)(11)	L + 5.75%	6.75%	10/19/2027	18,984	18,786	18,794	0.02
					37,645	37,616	0.04
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR + 4.00%	4.75%	12/17/2027	5,528	5,469	5,464	0.01
Total First Lien Debt					$2,130,739	$2,127,035	216%
Second Lien Debt
Health Care Providers & Services
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027	$1,877	$1,854	$1,863	0.19%
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/1/2029	28,857	28,576	28,569	0.03
Total Second Lien Debt					$30,430	$30,431	3%
Warrant
Software
Mermaid EquityCo L.P. - Class B Units (4)				$495	$831	$974	0.10%
Total Warrant					$831	$974	0.10%
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)				2,547,048	$4,305	$4,763	0.48%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				194	208	208	0.00
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,230,769	2,215	2,215	0.00
					2,424	2,424	0.00
Distributors
Box Co-Invest Blocker, LLC (4)				780,000	780	799	0.00

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				974,662	1,132	1,182	0.00
Deneb Ultimate Topco, LLC - Class A Units (4)				728	728	748	0.00
					1,859	1,930	0.00
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				797	210	227	0.00
Jayhawk Holdings, LP - A-2 Common Units (4)				429	113	122	0.00
					322	349	0.00
Software
Lobos Parent, Inc. - Series A Preferred Shares (4)				5,773	5,700	5,831	0.01
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				1,614,060	4,245	4,648	0.00
					9,945	10,479	0.01
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				3,936	376	376	0.00
Total Equity Investments					$20,011	$21,120	2.14%
Total Investments - non-controlled/non-affiliated					$2,182,011	$2,179,561	221.27%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					$1,828	$2,040	0.21%
Total Equity					$1,828	$2,040	0.21%
Total Investments — non-controlled/affiliated					$1,828	$2,040	0.21%
Investments—controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)					$3,542	$3,618	0.37%
Total Equity					$3,542	$3,618	0.37%
Total Investments — controlled/affiliated					$3,542	$3,618	0.37%
Total Investment Portfolio					$2,187,381	$2,185,220	221.85%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$26,198	$26,198	2.66%
Other Cash and Cash Equivalents					48,598	48,598	0.05
Total Portfolio Investments, Cash and Cash Equivalents					$2,262,176	$2,260,015	229.45%
(1)    All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR or "S"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. Variable rate loans typically include an interest reference rate floor feature. For each such loan, the Company has provided the interest rate in effect on the date presented.
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
(6)    For unsettled positions the interest rate does not include the base rate.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	$545	$—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	781	(16)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/30/2028	741	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	4,646	—
Atlas Intermediate III, LLC	Delayed Draw Term Loan	8/23/2022	927	—
Barbri , Inc.	Delayed Draw Term Loan	4/28/2023	2,198	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	2,831	—
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	7,996	(106)
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	3,841	(38)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	177	—
CPI Holdco, LLC	Delayed Draw Term Loan	5/1/2023	8,058	—
CPI Holdco, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	2/15/2024	3,511	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	4,136	(38)
Cumming Group, Inc.	Revolver	5/26/2027	1,610	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	407	—
Diversitech Holdings, Inc.	Delayed Draw Term Loan	12/22/2028	1,027	(519)
Forefront Management Holdings, LLC	Delayed Draw Term Loan	3/23/2029	1,181	—
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	484	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	3,720	—
Genuine Financial Holdings, LLC	Delayed Draw Term Loan	4/1/2023	2,547	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	8,018	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	4,912	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	3,878	(39)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,241	—
Latham Pool Products, Inc.	Delayed Draw Term Loan	2/23/2027	11,250	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	2,542	—
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	640	(4)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	4,926	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	382	(9)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/28/2028	526	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	2,115	—
Pro Mach Group, Inc.	Delayed Draw Term Loan	8/31/2028	128	—
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	3,561	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	3,721	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	2,003	(25)
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	475	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	5,185	(52)
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	3,082	—
Smile Doctors, LLC	Revolver	12/21/2027	4,368	—
Sovos Compliance, LLC	Delayed Draw Term Loan	8/11/2028	442	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	3,625	(36)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,523	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	2,518	(25)
Triple Lift, Inc.	Revolver	5/6/2028	2,143	(43)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	7,269	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(29)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	169	(2)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,274	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	741	(7)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	1,154	—
Total Unfunded Commitments			$157,120	$(1,106)
(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of March 31, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of March 31, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of March 31, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of March 31, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of March 31, 2022was 1.50%.

Below is selected balance sheet information for the JV as of March 31, 2022:

March 31, 2022
ASSETS	(Unaudited)
Investments at fair value (cost of $2,187,381 at March 31, 2022)	$2,185,220
Cash and cash equivalents	74,795
Interest receivable	17,979
Receivable for investments sold	22,261
Deferred financing costs	5,742
Total assets	$2,305,997
LIABILITIES
Debt	$916,699
Distribution payable	12,234
Payable for investments purchased and other liabilities	392,796
Total liabilities	1,321,729
MEMBERS’ EQUITY
Members’ Equity	984,268
Total Members’ Equity	984,268
Total liabilities and member’s equity	$2,305,997
Below is selected statement of operations information for the JV as of March 31, 2022:

For the Three Months Ended March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$25,621
Other income	164
Total investment income	25,785
Expenses:
Interest expense	4,222
Other expenses	660
Total expenses	4,882
Net investment income before taxes	20,903
Taxes	—
Net investment income after taxes	20,903
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	(2,161)
Net realized gains on investments	(110)
Total net realized and change in unrealized gain (loss) on investments	(2,271)
Net increase (decrease) in net assets resulting from operations	$18,632
Note 11. Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among the Company, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), Twin Peaks, Teacher Retirement System of Texas, an investor in Seller, and the Adviser, the Company acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers, five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. The purchase price represents the fair market value of the Assets of $1,059.0 million determined pursuant to the Company’s valuation procedures (including approval of the valuations by the Company’s Board after review of reports provided by independent valuation providers) within 48 hours of the closing, less the amount of assumed borrowings (including accrued interest) of $338.0 million. The Seller is an entity owned and controlled by a third party and advised by an affiliate of the Adviser. An affiliate of the Adviser owns an approximately 2.9% non-voting interest in the Seller. The acquisition of Twin Peaks was funded with cash on hand, which primarily consists of proceeds from the Company’s offering of its common shares.
Pursuant to the Purchase Agreement, the Company purchased 100% of the limited liability company interests in Twin Peaks, which directly holds Assets and two wholly-owned financing subsidiaries (the “Financing Subsidiaries”), each of which directly holds Assets. Each of the Financing Subsidiaries (Denali Peak Funding and Siris Peak Funding) are now indirectly wholly-owned by the Company and have entered into credit facilities that have been assumed by the Company pursuant to the Purchase Agreement.

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

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2022, except as discussed below.
April Subscriptions and Dividend Declarations
The Company received approximately $1.6 billion of net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective April 1, 2022.
On April 20, 2022, the Company’s Board declared distributions of $0.1740 per Class I share, $0.1557 per Class S share, and $0.1686 per Class D share, which is payable on May 27, 2022 to shareholders of record as of April 30, 2022.
May Subscriptions
The Company received approximately $1.5 billion of net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective May 1, 2022.

The Company has closed on aggregate subscriptions of approximately $20.7 billion since the time it commenced operations on January 7, 2021.
Financing Transactions
April 2026 Notes
On April 14, 2022, the Company issued £250,000,000 in aggregate principal amount of its 4.875% notes due 2026 (the “April 2026 Notes”), in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The April 2026 Notes will mature on April 14, 2026 and may be redeemed in whole or in part at the Company’s option at any time at par value plus a “make-whole” premium.
May 2027 Notes

On May 3, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $625.0 million in aggregate principal amount 5.61% Series A Senior Notes (the “May 2027 Notes”) to qualified institutional investors in a private placement. The May 2027 Notes were issued on May 3, 2022 and will mature on May 3,

2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the May 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the May 2027 Notes at par if certain change in control events occur. The May 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event occurs, the May 2027 Notes will bear interest at a fixed rate of 6.61% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Borah Peak Funding Facility
On April 4, 2022, Borah Peak Funding LLC, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (the “Borah Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Deutsche Bank Trust Company Americas serves as collateral administrator and the Company serves as manager under the Borah Peak Funding Facility.
Advances under the Borah Peak Funding Facility bear interest initially at a per annum rate equal to: (i) in the case of term SOFR loans, a rate per annum equal to the term SOFR rate for such day plus 1.35%, and (ii) in the case of base rate loans, 1.35% plus the higher of (a) the federal funds rate plus ½ of 1%, (b) the prime rate in effect for such day, (c) term SOFR plus 1.00%, and (d) 1.00%. Effective January 4, 2023, Borah Peak Funding is required to utilize a minimum percentage of the financing commitments, which amount increases in three-month intervals from 20% on such effective date to 80% from and after October 4, 2022 and thereafter. Unused amounts below such minimum utilization amount accrue a fee at a rate of 1.35% per annum. In addition, effective on January 4, 2023, Borah Peak Funding pays an unused fee on the daily unused amount of the financing commitments in excess of such minimum utilization amount, which amount shall initially be 0.25% per annum, in addition to certain other fees as agreed between Borah Peak Funding and Bank of America.
The initial maximum commitment amount of the Borah Peak Funding Facility is $400 million. Proceeds from borrowings under the Borah Peak Funding Facility may be used to fund portfolio investments by Borah Peak Funding and to make advances under revolving loans or delayed draw term loans where Borah Peak Funding is a lender. All amounts outstanding under the Borah Peak Funding Facility must be repaid by April 4, 2024.

Other
Effective May 2, 2022, the Board appointed Michelle Greene to the Board and as a member of the Board’s Audit Committee, Nominating and Governance Committee, and Compensation Committee. Ms. Greene’s appointment brings the total number of trustees on the Board to seven, five of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended.

Effective May 3, 2022, in light of new responsibilities and time commitments within Blackstone Credit, Daniel H. Smith, Jr. resigned from his position as a trustee of the Company. Mr. Smith’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of this Form 10-Q and elsewhere in this Form 10-Q.
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
Most of our investments are in U.S private companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in U.S private companies), we also expect to invest to some extent in European and other non-U.S. companies, but do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. From time to time, we may co-invest with other Blackstone Credit funds.
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
Portfolio and Investment Activity
For the three months ended March 31, 2022, we acquired $8,592.0 million aggregate principal amount of investments (including $680.3 million of unfunded commitments), $7,350.1 million of which was first lien debt, $369.9 million of which was second lien debt, $38.9 million of which was unsecured debt, $60.9 million of which was structured finance investments and $772.1 million of which was equity (which includes a $733.4 million investment in our joint venture).
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2022	2021
Investments:
Total investments, beginning of period	$30,698,023	$—
New investments purchased	7,842,704	5,642,950
Net accretion of discount on investments	23,451	1,704
Net realized gain (loss) on investments	1,662	417
Investments sold or repaid	(789,219)	(227,117)
Total investments, end of period	$37,776,621	$5,417,954
Amount of investments funded at principal:
First lien debt investments	$6,694,844	$5,232,856
Second lien debt investments	344,936	400,626
Unsecured debt	38,949	67,082
Structured finance investments	60,936	—
Equity investments(4)	772,073	7,360
Total	$7,911,738	$5,707,924
Proceeds from investments sold or repaid:
First lien debt investments	$(724,070)	$(209,700)
Second lien debt investments	(18,710)	(4,926)
Unsecured debt	(17,571)	(12,491)
Structured finance investments	(6,100)	—
Equity investments	(22,770)	—
Total	$(789,221)	$(227,117)
Number of portfolio companies	533	298
Weighted average yield on debt and income producing investments, at cost(1)(2)	6.61%	6.17%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	6.62%	6.16%
Average loan to value (LTV)(3)	42.5%	42.3%
Percentage of debt investments bearing a floating rate, at fair value	99.6%	98.2%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	1.8%
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
(2)As of March 31, 2022 and 2021, the weighted average total portfolio yield at cost was 6.39% and 6.17%, respectively. The weighted average total portfolio yield at fair value was 6.39% and 6.15%, respectively.
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
(4)Includes a $733.4 million investment in our joint venture.
As of March 31, 2022, our portfolio companies had a weighted average annual EBITDA of $142 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

Our investments consisted of the following (dollar amounts in thousands):

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$34,014,336	$33,999,054	90.00%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,114,884	2,113,723	5.60	1,799,656	1,813,872	5.89
Unsecured debt	27,500	26,088	0.07	6,061	5,842	0.02
Structured finance investments	341,529	332,554	0.88	287,275	286,610	0.93
Investment in joint venture	733,404	738,201	1.95	—	—	—
Equity investments(1)	544,968	567,854	1.50	528,924	545,918	1.77
Total	$37,776,621	$37,777,474	100.00%	$30,698,023	$30,795,693	100.00%
(1)Includes equity investment in SLC.

As of March 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
BCRED Emerald JV
BCRED Emerald JV LP (“JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. The Company and the JV partner each agreed to contribute up to $1,500 million and $500 million, respectively, to the JV. The Company contributed approximately $733.4 million of cash, and the JV Partner contributed net assets of approximately $244.5 million (i.e. $977.8 million in net assets contributed less $733.4 million in cash received by the JV Partner) to the JV in exchange for initial equity ownership interests of approximately 75% and approximately 25%, respectively. The Company and the JV Partner, through their joint control of the JV’s General Partner, have equal control of the JV's investment decisions and generally all other decisions in respect of the JV must be approved by the JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner. Our investment in the JV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2022.
The Company has a variable interest in the JV and has determined that the JV is a variable interest entity under ASC 810. The Company is not deemed to be the primary beneficiary of the JV as there is equal power between the Company and JV. Accordingly, the Company does not consolidate the JV.
For additional information on our joint venture debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 10. Joint Venture.
Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Total investment income	$555,686	$34,389
Net expenses	217,865	8,209
Net investment income before excise tax	337,821	26,180
Excise tax expense	117	—
Net investment income after excise tax	337,704	26,180
Net unrealized appreciation (depreciation)	(86,576)	18,120
Net realized gain (loss)	2,615	4,293
Net increase (decrease) in net assets resulting from operations	$253,743	$48,593

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, as we commenced operations on January 7, 2021, many of the period over period changes resulted from our deployment of capital and increased balance of our investments. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$512,807	$34,203
Payment-in-kind interest income	21,419	122
Dividend income	20,811	—
Fee income	649	64
Total investment income	$555,686	$34,389
Total investment income increased to $555.7 million for the three months ended March 31, 2022 from $34.4 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $37,777.5 million at March 31, 2022 from $5,434.2 million at March 31, 2021. Included in investment income is dividend income which increased to $20.8 million for the three months ended March 31, 2022, from $0.0 million for the same period in the prior year primarily driven by dividend income received from our JV and our investment in Specialty Lending Company. For the three months ended March 31, 2022 and 2021 payment-in-kind income represented 3.9% and less than 1.0% of investment income, respectively. Additionally, our weighted average yield on debt and income producing investments (at fair market value) increased to 6.6% from 6.2% in the same period in the prior year

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$113,390	$3,440
Management fees	50,627	4,380
Income based incentive fee	48,148	2,845
Capital gains incentive fee	(10,502)	2,802
Distribution and shareholder servicing fees
Class S	9,453	358
Class D	383	—
Professional fees	1,688	578
Board of Trustees’ fees	194	139
Administrative service expenses	1,186	295
Organization costs	—	1,090
Amortization of continuous offering costs	928	771
Other general & administrative	2,370	935
Excise tax expense	117	—
Total expenses	217,982	17,633
Expense support	—	(2,199)
Management fees waived	—	(4,380)
Incentive fees waived	—	(2,845)
Net expenses	$217,982	$8,209
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $113.4 million for the three months ended March 31, 2022 from $3.4 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities, unsecured notes and debt securitizations. The average principal debt outstanding increased to $18,101.5 million for the three months ended March 31, 2022 from $653.5 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 2.4% for the three months ended March 31, 2022 from 1.96% for the same period in the prior year.
Management Fees
Management fees increased to $50.6 million for the three months ended March 31, 2022 from $4.4 million for the same period in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $40,415.5 million at March 31, 2022 from $5,673.4 million at March 31, 2021. For the three months ended March 31, 2021, the Adviser fully waived management fees, which resulted in a waiver of $4.4 million.
Income Based Incentive Fees
Income based incentive fees increased to $48.1 million for the three months ended March 31, 2022 from $2.8 million for the same period in the prior year primarily due to our deployment of capital. For the three months ended March 31, 2021, the Adviser fully waived incentive fees, which resulted in a waiver of $2.8 million.

Capital Gains Incentive Fees
We accrued capital gains incentive fees of $(10.5) million for the three months ended March 31, 2022 compared to $2.8 million for the same period in the prior year, primarily due to net realized and unrealized losses in the current year contrasted to net realized and unrealized gains during the three months ended March 31, 2021. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $16.2 million for the three months ended March 31, 2022 from $4.2 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
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
For the three months ended March 31, 2022 and 2021, we incurred $0.1 million and $0.0 million, respectively in U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net unrealized gain (loss) on investments	$(73,114)	$16,210
Net unrealized gain (loss) on foreign currency forward contracts	(13,462)	—
Net unrealized gain (loss) on forward purchase obligation	—	1,910
Net unrealized gain (loss)	$(86,576)	$18,120
For the three months ended March 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.2% during the period due to volatility in the quarter driven by inflationary concerns and the Russia/Ukraine conflict.

For the three months ended March 31, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by an anticipated recovery in economic activity later in the year.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net realized gain (loss) on investments	$1,662	$417
Net realized gain (loss) on forward purchase obligation	—	1,461
Net realized gain (loss) on derivative	—	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	953	81
Net realized gain (loss)	$2,615	$4,293
For the three months ended March 31, 2022, we generated realized gains of $2.6 million, partially offset by realized losses of $0.9 million, primarily from full or partial sales of our debt investments.
For the three months ended March 31, 2021, we generated realized gains on investments of $0.8 million, partially offset by realized losses of $0.4 million, primarily from full or partial sales of quoted loans. Additionally, we generated realized gains of $1.5 million and $2.3 million, which was primarily comprised of net realized gain on our forward purchase obligation and net realized gains on derivative upon settlement of the Syndicated Warehouse, respectively.
If the COVID-19 pandemic continues, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings” for additional disclosure regarding the carrying value of our debt.
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
As of March 31, 2022 and December 31, 2021, we had twelve and twelve asset based leverage facilities, one and one revolving credit facility, ten and seven unsecured note issuances, four and three debt securitizations and short term borrowings related to repurchase obligations outstanding, respectively. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt, interest rate swaps and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2022 and December 31, 2021, we had an aggregate amount of $19,205.8 million and $18,301.5 million, respectively, of debt securities outstanding and our asset coverage ratio was 193.4% and 170.2%.

Cash and cash equivalents as of March 31, 2022, taken together with our $8,241.0 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of March 31, 2022, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our common shares and available borrowing capacity under our credit facilities. Additionally, we held $9,508.5 million of Level 2 debt investments as of March 31, 2022, which could provide additional liquidity if necessary.
Although we were able to issue several new unsecured notes and a debt securitization during the three months ended March 31, 2022 and the financial markets have recovered from 2020 levels, another disruption in the financial markets caused by the COVID-19 outbreak, geopolitical uncertainties or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2022, we had $1,643.0 million in cash and cash equivalents. During the three months ended March 31, 2022, cash used in operating activities was $4,701.7 million, primarily as a result of funding portfolio investments of $7,816.6 million, partially offset by proceeds from sale of investments of $789.2 million and an increase in payables for investments purchases of $2,037.1 million. Cash provided by financing activities was $5,726.7 million during the period, primarily as a result of new share issuances related $5,022.2 million of subscriptions and net borrowings of $890.5 million.
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

Equity
The following table summarizes issuances and repurchases of our common shares of beneficial interest during the three months ended March 31, 2022 (dollars in thousands except share amounts):

	March 31, 2022
	Shares	Amount
CLASS I
Subscriptions	125,703,505	$3,253,768
Share transfers between classes	550,110	14,239
Distributions reinvested	3,932,328	101,772
Share repurchases	(1,490,357)	(38,481)
Early repurchase deduction	—	628
Net increase (decrease)	128,695,586	$3,331,926
CLASS S
Subscriptions	57,796,302	$1,496,030
Share transfers between classes	(29,619)	(766)
Distributions reinvested	1,417,580	36,694
Share repurchases	(647,663)	(16,723)
Early repurchase deduction	—	253
Net increase (decrease)	58,536,600	$1,515,488
CLASS D
Subscriptions	10,490,092	$271,539
Share transfers between classes	(520,491)	(13,473)
Distributions reinvested	211,498	5,474
Share repurchases	(8,896)	(230)
Early repurchase deduction	—	36
Net increase (decrease)	10,172,203	$263,346
Total net increase (decrease)	197,404,389	$5,110,760
The following table summarizes issuances and repurchases of our common shares of beneficial interest during the three months ended March 31, 2021 (dollars in thousands except share amounts):

	March 31, 2021
	Shares	Amount
CLASS I
Subscriptions	71,705,308	$1,805,447
Distributions reinvested	191,439	4,848
Shares repurchased	—	—
Net increase (decrease)	71,896,747	$1,810,295
CLASS S
Subscriptions	11,108,190	$280,288
Distributions reinvested	22,700	575
Shares repurchased	—	—
Net increase (decrease)	11,130,890	$280,863
Total net increase (decrease)	83,027,637	$2,091,158

Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2022 (dollar amounts in thousands, except share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
			$0.5220	$224,687

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
			$0.4669	$80,248

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
			$0.5058	$11,981

The following table presents distributions that were declared during the three months ended March 31, 2021:

			Class I		Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483	0.1281	1,426
			$0.4036	$21,120	$0.3539	$2,530
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the three months ended March 31, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5220	$224,687	$0.4669	$80,248	$0.5058	$11,981
Net realized gains	—	—	—	—	—	—
Total	$0.5220	$224,687	$0.4669	$80,248	$0.5058	$11,981

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

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan(2)
February 28, 2022	5.00%	$25.82	December 31, 2022	$54,464,173	2,146,916	0.43%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

There were no share repurchases during the three months ended March 31, 2021.

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$679,000	$679,000	$971,000	$971,000
Castle Peak Funding Facility (3)	1,600,000	1,170,753	1,170,753	429,247	428,051
Maroon Peak Funding Facility	800,000	800,000	800,000	—	—
Summit Peak Funding Facility (4)	2,300,000	781,742	781,742	1,518,258	693,198
Denali Peak Funding Facility	750,000	506,400	506,400	243,600	243,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	184,521
Granite Peak Funding Facility	250,000	198,000	198,000	52,000	51,975
Middle Peak Funding Facility	800,000	720,550	720,550	79,450	79,450
Bison Peak Funding Facility	1,500,000	1,200,000	1,200,000	300,000	300,000
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	2,000,000	764,187	764,187	1,235,813	928,210
Monarch Peak Funding Facility	1,000,000	513,400	513,400	486,600	313,103
Revolving Credit Facility (6)	3,250,000	636,621	636,621	2,613,379	2,613,379
June 2024 Notes (7)(10)	435,000	435,000	425,611	—	—
June 2026 Notes (7)	400,000	400,000	397,115	—	—
September 2024 Notes (7)(10)	365,000	365,000	356,155	—	—
December 2026 Notes (7)(10)	1,250,000	1,250,000	1,231,423	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	546,898	—	—
November 2024 Notes (7)(10)	500,000	500,000	487,496	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,407	—	—
January 2025 Notes (7)(10)	500,000	500,000	486,844	—	—
January 2029 Notes (7)	650,000	650,000	638,775	—	—
March 2025 Notes (7)(10)	900,000	900,000	892,040	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,930	—	—
2021-2 Debt (9)	505,800	505,800	504,157	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,778	—	—
MML 2022-1 Debt (9)	759,000	759,000	753,548	—	—
Short-Term Borrowings	759,125	759,125	759,125	—	—
Total	$27,446,883	$19,205,836	$19,073,255	$8,241,047	$6,913,687

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (3)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (4)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (6)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (7)	435,000	435,000	431,854	—	—
June 2026 Notes (7)	400,000	400,000	396,952	—	—
September 2024 Notes (7)	365,000	365,000	361,805	—	—
December 2026 Notes (7)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	563,695	—	—
November 2024 Notes (7)	500,000	500,000	496,054	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,910	—	—
2021-2 Debt (9)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 6.1 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(5)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022 and December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 101.5 million and 43.6 million, respectively.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 185.5 million, 0.8 million and 161.4 million, respectively . As December 31, 2021 the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(7)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes and March 2025 Notes are presented net of unamortized debt issuance costs of $2.9 million, $2.9 million, $2.9 million, $22.0 million, $6.6 million, $3.9 million, $12.6 million, $3.9 million, $11.2 million and $8.0 million, respectively, as of March 31, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(8)The 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction.
(9)The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt and MML 2022-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.6 million, $4.2 million and $5.5 million as of March 31, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
(10)Inclusive of change in fair market value of effective hedge.

For additional information on our debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings.”
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2022 and December 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $5,179.2 million and $4,870.5 million, respectively.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management is not aware of any pending or threatened litigation.

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

Performance

	Inception Date	YTD Return (1)
Class I	January 7, 2021	1.60%
Class S (no upfront placement fee)	January 7, 2021	1.39%
Class S (with upfront placement fee)	January 7, 2021	(2.16)%
Class D (no upfront placement fee)	May 1, 2021	1.54%
Class D (with upfront placement fee)	May 1, 2021	0.03%
(1)YTD return is through March 31, 2022 and assumes distributions are reinvested pursuant to the Company’s dividend reinvestment plan. Amounts are not annualized.
Recent Developments

COVID-19 Update
The impact of the COVID-19 pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy continued reopening in early 2022 and robust economic activity has supported a continued recovery, certain geographies, most notably China, have experienced setbacks.
The uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged and other factors have and may continue to contribute to significant volatility in the global markets. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.
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
Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and most recently, in May 2022, raised interest rates by 0.50% and indicated that it would raise rates at each of the remaining meetings in 2022.
As of March 31, 2022, 99.6% of our debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$1,107,931	$(497,576)	$610,355
Up 200 basis points	737,824	(331,718)	406,106
Up 100 basis points	367,717	(165,859)	201,858
Down 100 basis points	(100,465)	159,485	59,020
Down 200 basis points	(100,465)	159,485	59,020
(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2022 for more information on the income based incentive fees.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on April 21, 2022, March 23, 2022, February 23, 2022 and January 27, 2022, for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended March 31, 2022:

Offer Date	Tender Offer Expiration	Percentage of Outstanding Shares the Company Offered to Repurchase (1)	Tender Offer (2)	Purchase Price per Share	Shares Repurchased
January 28, 2022	February 28, 2022	5.00%	$55,433,370	$25.82	2,146,916
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts not inclusive of Early Repurchase Deduction.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Second Amended and Restated Declaration of Trust, dated as of February 23, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on February 23, 2022).

4.1
Indenture, dated as of September 15, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.2
Sixth Supplemental Indenture, dated as of January 18, 2022, relating to the 2.700% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.3	Form of 4.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 20, 2022).

4.4
Registration Rights Agreement, dated as of January 18, 2022, relating to the 2025 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 20, 2022).

4.5
Seventh Supplemental Indenture, dated as of January 18, 2022, relating to the 4.000% Notes due 2029, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 20, 2022).

4.6	Form of 4.000% Notes due 2029 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 20, 2022).

4.7
Registration Rights Agreement, dated as of January 18, 2022, relating to the 2029 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc., and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 20, 2022).

4.8
Eighth Supplemental Indenture, dated as of March 24, 2022, relating to the 2.700% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

4.9	Form of 4.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

4.10
Registration Rights Agreement, dated as of March 24, 2022, relating to the 2025 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, MUFG Securities Americas, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

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

Blackstone Private Credit Fund

May 13, 2022	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

May 13, 2022	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer