Form 10-Q
period 2022-06-30
Blackstone Private Credit Fund
filed 2022-08-12
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of August 12, 2022 was 591,163,860, 252,246,023 and 38,832,085 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2022 subscriptions since the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (together, with its consolidated subsidiaries, the “Company,” “we,” "us" or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•general economic, logistical and political trends and other external factors, including the current novel coronavirus ("COVID-19") pandemic, related COVID-19 variants, inflation and recent supply chain and labor market disruptions;
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
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by the COVID-19 pandemic;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 as updated by the Company's periodic filings with the Securities and Exchange Commission. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $46,155,408 and $30,483,619 at June 30, 2022 and December 31, 2021, respectively)	$45,273,003	$30,579,870
Non-controlled/affiliated investments (cost of $719 and $583 at June 30, 2022 and December 31, 2021, respectively)	1,797	1,614
Controlled/affiliated investments (cost of $984,900 and $213,821 at June 30, 2022 and December 31, 2021, respectively)	951,146	214,209
Total investments at fair value (cost of $47,141,027 and $30,698,023 at June 30, 2022 and December 31, 2021, respectively)	46,225,946	30,795,693
Cash and cash equivalents (restricted cash of $138,810 and $2,500 at June 30, 2022 and December 31, 2021, respectively)	1,644,386	617,986
Interest receivable from non-controlled/non-affiliated investments	412,441	194,493
Deferred financing costs	95,256	76,357
Deferred offering costs	4,381	2,471
Receivable for investments sold	733,335	663,594
Subscription receivable	3,517	826
Unrealized appreciation on foreign currency forward contracts (Note 5)	—	1,505
Other assets	3,853	789
Total assets	$49,123,115	$32,353,714
LIABILITIES
Debt (net of unamortized debt issuance costs of $94,091 and $61,526 at June 30, 2022 and December 31, 2021, respectively)	$25,378,087	$18,239,934
Payable for investments purchased	1,949,274	997,408
Management fees payable (Note 3)	64,941	35,038
Income based incentive fees payable (Note 3)	62,964	36,004
Capital gains incentive fees payable (Note 3)	—	15,058
Interest payable	147,634	50,294
Due to affiliates	17,408	9,348
Distribution payable (Note 8)	144,580	100,155
Payable for share repurchases (Note 8)	284,910	12,205
Unrealized depreciation on foreign currency forward contracts	583	—
Accrued expenses and other liabilities	102,022	3,450
Total liabilities	28,152,403	19,498,894
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.01 par value (845,602,205 and 495,831,116 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	8,456	4,958
Additional paid in capital	21,766,326	12,734,425
Distributable earnings (loss)	(804,070)	115,437
Total net assets	20,970,712	12,854,820
Total liabilities and net assets	$49,123,115	$32,353,714

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$14,048,171	$8,985,674
Common shares outstanding ($0.01 par value, unlimited shares authorized)	566,461,843	346,591,556
Net asset value per share	$24.80	$25.93
Class S Shares:
Net assets	$6,014,726	$3,433,213
Common shares outstanding ($0.01 par value, unlimited shares authorized)	242,530,420	132,425,100
Net asset value per share	$24.80	$25.93
Class D Shares:
Net assets	$907,815	$435,933
Common shares outstanding ($0.01 par value, unlimited shares authorized)	36,609,942	16,814,460
Net asset value per share	$24.80	$25.93
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$667,704	$114,433	$1,180,511	$148,636
Payment-in-kind interest income	31,373	578	52,792	700
Dividend income	—	—	1,510	—
Fee income	13,448	8,113	14,097	8,177
From controlled/affiliated investments:
Dividend income	24,312	—	43,613	—
Total investment income	736,837	123,124	1,292,523	157,513
Expenses:
Interest expense	158,169	17,345	271,559	20,785
Management fees (Note 3)	64,941	12,620	115,568	17,000
Income based incentive fee (Note 3)	62,964	10,916	111,112	13,761
Capital gains incentive fee (Note 3)	(4,557)	6,517	(15,059)	9,319
Distribution and shareholder servicing fees
Class S	12,439	1,798	21,892	2,156
Class D	538	23	921	23
Professional fees	3,939	1,009	5,627	1,587
Board of Trustees’ fees	208	140	402	279
Administrative service expenses (Note 3)	1,007	324	2,193	619
Other general & administrative	3,476	1,324	5,846	2,259
Organization costs	—	—	—	1,090
Amortization of continuous offering costs	1,214	838	2,142	1,609
Total expenses	304,338	52,854	522,203	70,487
Expense support (Note 3)	—	—	—	(2,199)
Recoupment of expense support (Note 3)	—	2,199	—	2,199
Management fees waived (Note 3)	—	(12,620)	—	(17,000)
Incentive fees waived (Note 3)	—	(10,916)	—	(13,761)
Net expenses	304,338	31,517	522,203	39,726
Net investment income before excise tax	432,499	91,607	770,320	117,787
Excise tax expense	175	—	292	—
Net investment income after excise tax	432,324	91,607	770,028	117,787
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(836,816)	52,318	(914,911)	68,528
Controlled/affiliated investments	(38,939)	3	(34,142)	3
Non-controlled/affiliated investments	(138)	—	46	—
Foreign currency forward contracts	11,793	—	(1,669)	—
Forward purchase obligation (Note 7)	—	(1,910)	—	—
Net unrealized appreciation (depreciation)	(864,100)	50,411	(950,676)	68,531
Realized gain (loss):
Non-controlled/non-affiliated investments	(17,565)	360	(15,903)	777
Forward purchase obligation (Note 7)	—	2,248	—	3,709
Derivative (Note 7)	—	—	—	2,334
Foreign currency transactions	3,634	(883)	4,587	(802)
Net realized gain (loss)	(13,931)	1,725	(11,316)	6,018
Net realized and unrealized gain (loss)	(878,031)	52,136	(961,992)	74,549
Net increase (decrease) in net assets resulting from operations	$(445,707)	$143,743	$(191,964)	$192,336
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations:
Net investment income	$432,324	$91,607	$770,028	$117,787
Net realized gain (loss) on investments	(13,931)	1,725	(11,316)	6,018
Net change in unrealized appreciation (depreciation) on investments	(864,100)	50,411	(950,676)	68,531
Net increase (decrease) in net assets resulting from operations	(445,707)	143,743	(191,964)	192,336
Distributions to common shareholders:
Class I	(286,660)	(76,615)	(511,347)	(97,735)
Class S	(106,896)	(19,303)	(187,144)	(21,833)
Class D	(17,015)	(1,065)	(28,996)	(1,065)
Net decrease in net assets resulting from distributions	(410,571)	(96,983)	(727,487)	(120,633)
Share transactions:
Class I:
Proceeds from shares sold	2,465,578	1,863,782	5,719,346	3,669,228
Share transfers between classes	25,240	2,745	39,479	2,745
Distributions reinvested	117,013	19,715	218,785	24,563
Repurchased shares, net of early repurchase deduction	(255,340)	(1,239)	(293,192)	(1,239)
Net increase (decrease) from share transactions	2,352,491	1,885,003	5,684,418	3,695,297
Class S:
Proceeds from shares sold	1,309,690	813,582	2,805,720	1,093,871
Share transfers between classes	(3,754)	—	(4,520)	—
Distributions reinvested	44,483	4,766	81,177	5,341
Repurchased shares, net of early repurchase deduction	(25,142)	6	(41,612)	6
Net increase (decrease) from share transactions	1,325,277	818,354	2,840,765	1,099,218
Class D:
Proceeds from shares sold	262,493	80,347	534,032	80,347
Share transfers between classes	(21,486)	(2,745)	(34,959)	(2,745)
Distributions reinvested	7,831	62	13,305	62
Repurchased shares, net of early repurchase deduction	(2,023)	—	(2,218)	—
Net increase (decrease) from share transactions	246,815	77,664	510,160	77,664
Total increase (decrease) in net assets	3,068,305	2,827,781	8,115,892	4,943,882
Net assets, beginning of period	17,902,407	2,116,153	12,854,820	52
Net assets, end of period	$20,970,712	$4,943,934	$20,970,712	$4,943,934
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(191,964)	$192,336
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	949,007	(68,531)
Net change in unrealized gain/loss on foreign currency forward contracts	1,669	—
Net realized (gain) loss on investments	15,903	(777)
Net realized (gain) loss on forward purchase obligation	—	(3,709)
Net realized (gain) loss on derivative	—	(2,334)
Payment-in-kind interest capitalized	(62,785)	—
Net accretion of discount and amortization of premium	(56,991)	(6,155)
Amortization of deferred financing costs	10,778	2,268
Amortization of debt issuance costs and original issue discount on notes	8,866	2
Amortization of offering costs	2,142	1,609
Payment in connection with purchase of Syndicated Warehouse, net of cash received	—	(44,521)
Payment in connection with Purchase Agreement transaction, net of cash received	—	(697,431)
Purchases of investments	(17,826,021)	(10,637,605)
Proceeds from sale of investments and principal repayments	1,486,289	723,427
Changes in operating assets and liabilities:
Interest receivable	(217,947)	(37,620)
Receivable for investments	(69,741)	(255,469)
Other assets	(5,060)	(84)
Payable for investments purchased	951,867	2,169,374
Management fee payable	29,902	—
Income based incentive fee payable	26,959	—
Capital gains incentive fee payable	(15,058)	9,319
Due to affiliates	8,060	4,236
Interest payable	97,339	6,654
Accrued expenses and other liabilities	(13,317)	5,204
Net cash provided by (used in) operating activities	(14,870,103)	(8,639,807)
Cash flows from financing activities:
Borrowings on debt	11,805,978	7,048,495
Repayments on debt	(4,482,363)	(2,689,814)
Deferred financing costs paid	(36,082)	(27,540)
Debt issuance costs paid	(6,362)	(227)
Deferred offering costs paid	(4,666)	(3,113)
Proceeds from issuance of common shares	9,056,410	4,843,446
Repurchased shares, net of early repurchase deduction paid	(66,723)	—
Dividends paid in cash	(369,689)	(35,899)
Net cash provided by (used in) financing activities	15,896,503	9,135,348
Net increase (decrease) in cash and cash equivalents	1,026,400	495,541
Effect of foreign exchange rate changes on cash and cash equivalents	—	(26)
Cash and cash equivalents, beginning of period	617,986	52
Cash and cash equivalents, end of period	$1,644,386	$495,567

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Statement of Cash Flows (in thousands)
Supplemental information and non-cash activities:
Interest paid during the period	$181,128	$11,837
Distribution payable	$144,580	$54,770
Reinvestment of dividends during the period	$313,267	$29,966
Accrued but unpaid debt financing and debt issuance costs	$2,004	$5,254
Accrued but unpaid offering costs	$6	$289
Share repurchases accrued but not yet paid	$282,505	$1,233
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 7):
Investments	$—	$300,464
Debt	$—	$(134,000)
Other assets/liabilities, net	$—	$(118,411)
Twin Peaks (Note 11):
Investments	$—	$1,023,188
Debt	$—	$(337,648)
Other assets/liabilities, net	$—	$35,473

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC (9)	L + 3.75%	5.42%	1/29/2027	$7,972	$7,857	$7,613	0.04%
Amentum Government Services Holdings, LLC (9)	SOFR + 4.00%	5.60%	2/15/2029	19,306	19,219	18,437	0.09
Atlas CC Acquisition Corp. (7)(10)	L + 4.25%	5.82%	5/25/2028	59,095	56,947	51,337	0.24
Corfin Holdings, Inc. (4)(11)	L + 5.75%	8.00%	2/5/2026	30,735	30,726	30,658	0.15
Corfin Holdings, Inc. (4)(11)	L + 5.75%	7.32%	2/5/2026	1,702	1,676	1,698	0.01
Linquest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	156,319	153,217	152,354	0.73
Loar Group, Inc. (4)(7)(11)	L + 7.25%	8.92%	10/2/2023	29,271	27,520	27,271	0.13
MAG DS Corp. (11)	L + 5.50%	7.75%	4/1/2027	10,614	10,464	9,765	0.05
Maverick Acquisition, Inc. (4)(5)(7)(11)	L + 6.00%	8.25%	6/1/2027	48,959	47,936	46,953	0.22
Peraton Corp. (10)	L + 3.75%	5.42%	2/1/2028	80,489	80,284	75,803	0.36
Vertex Aerospace Services Corp. (10)	L + 4.00%	5.67%	10/27/2028	40,284	40,193	38,345	0.18
West Star Aviation Acquisition, LLC (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	4,091	3,991	3,991	0.02
					480,031	464,226	2.21
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.75%	6/11/2027	269,950	265,239	267,251	1.27
Livingston International, Inc. (4)(6)(10)	L + 5.50%	7.75%	4/30/2027	105,148	104,447	104,096	0.50
Mode Purchaser, Inc. (4)(11)	SOFR + 6.25%	7.25%	12/9/2026	34,213	33,356	34,213	0.16
Mode Purchaser, Inc. (4)(11)	SOFR + 6.25%	7.25%	2/5/2029	170,029	166,824	170,029	0.81
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	38,608	38,570	38,608	0.18
Redwood Services Group, LLC (4)(7)(10)	SOFR + 6.00%	6.75%	6/15/2029	36,851	36,032	36,395	0.17
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	7.95%	12/31/2028	218,288	213,726	215,524	1.03
SEKO Global Logistics Network, LLC (4)(5)(11)	E + 5.00%	6.00%	12/30/2026	€35,393	40,465	37,093	0.18
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.67%	12/30/2026	104,864	103,750	104,718	0.50
The Kenan Advantage Group, Inc. (10)	L + 3.75%	5.38%	3/12/2026	42,639	42,440	40,187	0.19
Wwex Uni Topco Holdings, LLC (10)	L + 4.00%	6.25%	7/26/2028	17,605	17,520	16,085	0.08
					1,062,367	1,064,199	5.07
Airlines
Air Canada (6)(10)	L + 3.50%	4.25%	8/11/2028	16,819	16,684	15,515	0.07
American Airlines, Inc. (6)(10)	L + 4.75%	5.81%	3/11/2028	7,314	7,254	6,996	0.03
United Airlines, Inc. (6)(10)	L + 3.75%	5.39%	4/21/2028	26,509	26,547	24,753	0.12
					50,485	47,265	0.23

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	4.92%	4/30/2026	19,806	19,658	18,543	0.09
GC EOS Buyer, Inc. (8)	L + 4.50%	6.17%	8/1/2025	11,941	11,950	11,884	0.06
Metis Buyer, Inc. (5)(7)(10)	SOFR + 4.00%	5.63%	5/4/2028	57,750	56,397	52,629	0.25
Wheel Pros, Inc. (10)	L + 4.50%	6.10%	4/23/2028	25,776	25,782	21,468	0.10
					113,786	104,524	0.50
Beverages
Arterra Wines Canada, Inc. (6)(10)	L + 3.50%	5.75%	11/24/2027	7,917	7,903	7,429	0.04
Naked Juice, LLC (9)	SOFR + 3.25%	5.40%	1/24/2029	25,108	25,002	23,452	0.11
Triton Water Holdings, Inc. (9)	L + 3.50%	5.75%	3/31/2028	61,202	60,054	54,405	0.26
					92,958	85,286	0.41
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L + 3.25%	4.57%	4/12/2028	7,410	7,385	6,182	0.03
CP Atlas Buyer, Inc. (9)	L + 3.75%	5.42%	11/23/2027	54,371	54,034	47,975	0.23
Engineered Stone Group Holdings III Ltd. (4)(6)(7)(10)	E + 5.75%	7.25%	4/23/2028	€58,583	57,902	57,641	0.27
Fencing Supply Group Acquisition, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	2/26/2027	108,447	106,963	108,447	0.52
Great Day Improvements, LLC (4)(10)	L + 6.25%	8.50%	12/29/2027	182,831	179,482	180,089	0.86
Griffon Corporation (6)(9)	P + 2.75%	4.36%	1/24/2029	1,265	1,262	1,212	0.01
Illuminate Merger Sub Corp. (9)	L + 3.50%	6.38%	6/30/2028	30,853	30,560	27,131	0.13
Jacuzzi Brands, LLC (4)(10)	SOFR + 6.00%	8.05%	2/25/2025	258,938	256,034	258,938	1.23
Kodiak BP, LLC (10)	L + 3.25%	5.50%	2/25/2028	49,052	48,682	43,135	0.21
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	8.00%	9/1/2027	114,219	112,251	109,650	0.52
Lindstrom, LLC (4)(11)	L + 6.25%	7.31%	4/7/2025	33,869	33,568	33,869	0.16
Mi Windows and Doors, LLC (9)	SOFR + 3.50%	5.13%	12/18/2027	11,772	11,797	11,075	0.05
New Arclin US Holding Corp. (6)(7)(9)	L + 3.75%	5.42%	10/2/2028	21,366	21,309	19,553	0.09
Tamko Building Product, LLC (8)	L + 3.00%	5.25%	6/1/2026	6,977	6,862	6,558	0.03
The Chamberlain Group, Inc. (9)	L + 3.50%	5.17%	11/3/2028	48,335	47,953	43,824	0.21
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	8.75%	12/29/2026	60,700	59,784	60,700	0.29
					1,035,827	1,015,980	4.84
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	6.17%	7/31/2026	42,147	42,068	40,201	0.19
AllSpring Buyer, LLC (6)(9)	L + 3.25%	5.56%	11/1/2028	2,993	3,008	2,885	0.01
Resolute Investment Managers, Inc. (4)(11)	L + 4.25%	6.50%	4/30/2024	12,090	12,128	11,304	0.05
Situs-AMC Holdings Corporation (4)(11)	SOFR + 5.75%	8.00%	12/22/2027	109,725	108,723	108,628	0.52
Superannuation And Investments US, LLC (6)(9)	L + 3.75%	5.42%	9/23/2028	21,310	21,211	20,524	0.10
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	5.17%	3/15/2028	53,159	52,858	49,338	0.24
					239,997	232,881	1.11

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Chemicals
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	7.00%	8/27/2026	4,937	5,001	4,826	0.02
DCG Acquisition Corp. (4)(8)	L + 4.50%	6.17%	9/30/2026	4,975	4,986	4,676	0.02
Dominion Colour Corporation (4)(6)(11)	L + 7.25% (incl. 2.00% PIK)	8.93%	4/6/2024	35,696	34,918	32,840	0.16
Geon Performance Solutions, LLC (10)	L + 4.50%	6.17%	8/9/2028	7,352	7,302	6,984	0.03
Hexion Holdings Corp. (9)	SOFR + 4.50%	5.92%	3/15/2029	5,340	5,212	4,809	0.02
Hyperion Materials & Technologies, Inc. (9)	L + 4.50%	6.07%	8/28/2028	25,165	25,079	23,907	0.11
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(10)	L + 3.50%	5.75%	9/29/2027	19,801	19,717	19,108	0.09
NIC Acquisition Corp. (10)	L + 3.75%	6.00%	12/29/2027	11,199	11,215	9,874	0.05
Olympus Water US Holding Corp. (9)	L + 3.75%	6.06%	9/21/2028	13,789	13,775	12,884	0.06
Oxea Corporation (6)(8)	L + 3.25%	4.38%	10/14/2024	6	6	6	0.00
Polymer Additives, Inc. (8)	L + 6.00%	7.24%	7/31/2025	30,263	28,455	29,166	0.14
WR Grace Holdings, LLC (6)(9)	L + 3.75%	6.06%	9/22/2028	9,950	9,968	9,470	0.05
					165,635	158,551	0.76
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	5.32%	2/27/2025	40,825	40,691	38,671	0.18
Allied Universal Holdco, LLC (9)	L + 3.75%	5.42%	5/12/2028	72,561	72,276	66,666	0.32
Anticimex, Inc. (4)(6)(9)	L + 4.00%	5.60%	11/16/2028	2,790	2,800	2,658	0.01
Anticimex, Inc. (6)(9)	L + 3.50%	5.10%	11/16/2028	40,340	40,108	38,256	0.18
APX Group, Inc. (6)(9)	L + 3.50%	5.01%	7/10/2028	47,670	47,333	45,148	0.22
Atlas Luxco 4 SARL (8)	4.63%	4.63%	6/1/2028	2,000	1,722	1,655	0.01
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	7.71%	5/7/2028	370,305	370,305	370,305	1.77
Belfor Holdings, Inc. (8)	L + 3.75%	5.42%	4/6/2026	4,924	4,941	4,776	0.02
DG Investment Intermediate Holdings 2, Inc. (4)(7)(10)	SOFR + 3.75%	5.78%	3/17/2028	23,585	23,304	22,487	0.11
DG Investment Intermediate Holdings 2, Inc. (9)	SOFR + 3.75%	5.42%	3/17/2028	46,413	46,436	43,498	0.21
Divisions Holding Corp. (4)(10)	L + 4.75%	6.42%	5/29/2028	23,916	23,712	22,541	0.11
EAB Global, Inc. (9)	L + 3.50%	4.74%	6/28/2028	26,014	25,811	24,544	0.12
eResearchTechnology, Inc. (11)	L + 4.50%	6.17%	2/4/2027	36,429	36,394	33,750	0.16
Foundational Education Group, Inc. (9)	SOFR + 3.75%	6.07%	8/31/2028	9,097	9,017	8,733	0.04
Garda World Security Corp. (6)(8)	L + 4.25%	5.90%	10/30/2026	53,980	53,812	50,040	0.24
Genuine Financial Holdings, LLC (8)	L + 3.75%	5.42%	7/11/2025	26,809	26,741	25,575	0.12
GFL Environmental, Inc. (9)	L + 3.00%	4.24%	5/30/2025	4,987	4,957	4,875	0.02
International SOS The Americas LP (4)(6)(9)	L + 3.75%	6.06%	8/5/2028	2,320	2,299	2,221	0.01
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	7.58%	12/15/2027	158,344	155,019	154,461	0.74
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2027	46,272	45,720	46,272	0.22
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	241,849	238,483	241,849	1.15

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	7.44%	12/10/2027	44,885	43,770	43,656	0.21
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.46%	10/19/2028	204,808	201,073	200,686	0.96
MaxGen Energy Services Corporation (4)(11)	L + 5.00%	6.00%	6/2/2027	83,392	81,610	81,308	0.39
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.80%	12/1/2027	242,838	237,598	237,138	1.13
PECF USS Intermediate Holding III Corp. (9)	L + 4.25%	5.92%	12/15/2028	30,701	30,714	27,816	0.13
Polyphase Elevator Holding Co. (4)(7)(11)	L + 5.50%	7.75%	12/21/2027	36,004	35,439	34,446	0.16
Recycle & Resource US, LLC (4)(6)(9)	L + 3.50%	5.75%	7/8/2028	5,193	5,159	4,895	0.02
Revspring, Inc. (8)	L + 4.00%	5.67%	10/11/2025	15,380	15,277	14,765	0.07
Spin Holdco Inc. (10)	L + 4.00%	5.61%	3/1/2028	22,040	21,956	20,354	0.10
The Action Environmental Group, Inc. (4)(5)(12)	L + 6.00%	7.25%	1/16/2026	10,079	9,870	9,889	0.05
The Action Environmental Group, Inc. (4)(5)(11)	L + 6.00%	7.27%	1/16/2026	14,660	14,233	14,477	0.07
TRC Companies, Inc. (9)	L + 3.75%	6.00%	12/8/2028	45,664	45,383	43,114	0.21
USIC Holdings, Inc. (10)	L + 3.50%	5.17%	5/12/2028	24,813	24,707	23,178	0.11
Vaco Holdings, LLC (10)	SOFR + 5.00%	7.20%	1/20/2029	21,375	21,275	20,627	0.10
Veregy Consolidated, Inc. (11)	L + 6.00%	7.24%	11/2/2027	20,480	20,524	19,559	0.09
					2,080,467	2,044,887	9.75
Construction & Engineering
Aegion Corporation (10)	L + 4.75%	6.27%	5/17/2028	23,760	23,700	21,799	0.10
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.87%	5/3/2027	35,640	35,065	33,769	0.16
Brookfield WEC Holdings, Inc. (9)	SOFR + 3.75%	5.75%	8/1/2025	34,957	33,735	33,512	0.16
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.67%	12/31/2027	125,987	123,098	123,379	0.59
Peak Utility Services Group, Inc. (4)(7)(11)	L + 5.00%	6.50%	2/26/2028	23,562	23,341	23,408	0.11
Pike Electric Corp. (8)	L + 3.00%	4.67%	1/21/2028	3,000	2,906	2,861	0.01
Refficiency Holdings, LLC (7)(10)	L + 3.75%	5.42%	12/31/2027	29,252	29,040	27,226	0.13
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 4.50%	6.07%	8/24/2028	42,556	41,361	39,757	0.19
Tutor Perini Corp. (6)(11)	L + 4.75%	5.75%	8/13/2027	2,948	2,975	2,774	0.01
					315,221	308,485	1.47
Construction Materials
White Cap Buyer, LLC (9)	SOFR + 3.75%	5.28%	10/19/2027	53,642	53,385	49,586	0.24
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	8.00%	9/30/2028	76,961	75,469	76,124	0.36
Berlin Packaging, LLC (9)	L + 3.75%	6.01%	3/11/2028	42,673	42,541	39,828	0.19
Bway Holding Corporation (8)	L + 3.25%	4.31%	4/3/2024	10,358	10,159	9,773	0.05
Charter NEX US, Inc. (10)	L + 3.75%	5.42%	12/1/2027	46,755	46,808	44,155	0.21
Graham Packaging Co, Inc. (10)	L + 3.00%	4.67%	8/4/2027	18,855	18,712	17,735	0.08
IBC Capital US, LLC (6)(8)	L + 3.75%	5.78%	9/11/2023	18,417	18,391	16,675	0.08

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Containers & Packaging (continued)
LABL, Inc. (9)	L + 5.00%	6.67%	10/29/2028	7,107	7,008	6,601	0.03
MAR Bidco Sarl (6)(9)	L + 4.05%	6.30%	7/6/2028	3,918	3,900	3,644	0.02
Novolex, Inc. (9)	SOFR + 4.25%	5.88%	4/13/2029	106,808	104,188	100,133	0.48
Pretium PKG Holdings, Inc. (9)	L + 4.00%	5.12%	8/27/2028	23,769	23,379	21,526	0.10
ProAmpac PG Borrower, LLC (10)	L + 3.75%	5.26%	11/3/2025	45,220	45,204	42,009	0.20
Ring Container Technologies Group, LLC (9)	L + 3.75%	4.27%	8/12/2028	16,436	16,361	15,655	0.07
TricorBraun Holdings, Inc. (9)	L + 3.25%	4.92%	3/3/2028	43,276	42,781	40,405	0.19
Trident TPI Holdings, Inc. (11)	L + 3.25%	5.50%	7/29/2028	18,802	18,777	18,179	0.09
Trident TPI Holdings, Inc. (7)(9)	L + 4.00%	6.25%	9/15/2028	34,292	33,921	32,190	0.15
					507,599	484,632	2.31
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	7.19%	12/10/2028	34,713	34,074	34,019	0.16
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.92%	10/17/2025	5,875	5,791	5,875	0.03
Dana Kepner Company, LLC (4)(10)	SOFR + 6.00%	8.09%	12/29/2027	67,012	65,678	66,677	0.32
Dana Kepner Company, LLC (4)(11)	L + 6.25%	8.31%	12/29/2026	14,775	14,552	14,701	0.07
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.87%	11/2/2026	26,249	25,667	25,964	0.12
Marcone Yellowstone Buyer, Inc. (4)(5)(7)(10)	L + 5.50%	7.75%	12/23/2028	90,217	88,425	88,363	0.42
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	8.00%	3/9/2027	22,219	21,668	21,962	0.10
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR + 6.25%	7.46%	11/13/2024	68,260	66,993	67,138	0.32
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	53,345	52,598	52,544	0.25
					375,445	377,244	1.80
Diversified Consumer Services
Ascend Learning, LLC (9)	L + 3.50%	5.17%	12/11/2028	34,153	33,592	31,634	0.15
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.56%	7/20/2028	963,271	954,920	963,271	4.59
Colibri Group, LLC (10)	SOFR + 5.00%	5.95%	3/12/2029	20,772	20,612	20,149	0.10
Dreambox Learning Holding, LLC (4)(5)(10)	L + 6.25%	7.00%	12/1/2027	135,213	132,744	132,509	0.63
EM Bidco Limited (6)(7)(9)	L + 4.25%	4.75%	4/12/2029	3,657	3,639	3,455	0.02
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	7.38%	12/31/2026	89,736	86,808	87,493	0.42
KUEHG Corp. (11)	L + 3.75%	6.00%	2/21/2025	54,045	53,335	50,494	0.24
Learning Care Group (11)	L + 3.25%	4.92%	3/13/2025	43,649	42,931	40,539	0.19
Loyalty Ventures, Inc. (9)	L + 4.50%	6.17%	11/3/2027	7,902	7,752	6,296	0.03
Pre-Paid Legal Services, Inc. (9)	L + 3.75%	5.42%	12/15/2028	60,383	59,841	56,514	0.27
Prime Security Service Borrower, LLC (10)	L + 2.75%	3.81%	9/23/2026	17,787	17,513	16,650	0.08
Rinchem Company, LLC (4)(9)	SOFR + 4.50%	6.65%	2/2/2029	4,045	4,026	3,807	0.02
SSH Group Holdings, Inc. (8)	L + 4.25%	6.50%	7/30/2025	4,974	4,893	4,661	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Consumer Services (continued)
The ADT Security Corp. (8)	4.13%	4.13%	8/1/2029	2,000	1,692	1,629	0.01
TruGreen Limited Partnership (10)	L + 4.00%	5.67%	11/2/2027	5,925	5,957	5,653	0.03
University Support Services, LLC (9)	L + 3.25%	4.92%	2/10/2029	37,012	36,770	34,976	0.17
Weld North Education, LLC (9)	L + 3.75%	5.42%	12/21/2027	42,064	41,905	40,101	0.19
					1,508,930	1,499,831	7.15
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L + 5.75%	7.42%	4/30/2028	120,251	118,200	119,048	0.57
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	7.42%	4/28/2028	45,694	44,856	45,237	0.22
Comet Acquisition, Inc. (4)(9)	SOFR + 4.25%	6.12%	10/24/2025	15,909	15,677	15,352	0.07
Lereta, LLC (10)	L + 5.25%	6.92%	7/27/2028	31,292	31,020	28,515	0.14
Mitchell International, Inc. (9)	L + 3.75%	5.35%	10/15/2028	67,809	67,240	61,961	0.30
Polaris Newco, LLC (9)	L + 4.00%	5.67%	6/2/2028	47,413	46,827	43,950	0.21
Sedgwick Claims Management Services, Inc. (6)(11)	L + 4.25%	5.92%	9/3/2026	2,425	2,446	2,347	0.01
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.75%	5.42%	12/31/2025	56,951	56,293	53,922	0.26
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	6.67%	11/5/2024	276,511	275,564	249,675	1.19
					658,122	620,008	2.96
Diversified Telecommunication Services
Numericable US, LLC (5)(6)(8)	5.13%	5.13%	7/15/2029	3,000	2,491	2,274	0.01
Numericable US, LLC (6)(8)	L + 4.00%	5.41%	8/14/2026	51,478	51,355	47,110	0.22
Numericable US, LLC (6)(8)	L + 3.69%	4.73%	1/31/2026	4,987	4,930	4,544	0.02
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	161,190	156,775	156,248	0.75
Zacapa, LLC (6)(9)	SOFR + 4.25%	6.30%	3/22/2029	11,100	10,977	10,397	0.05
Zayo Group Holdings, Inc. (8)	L + 3.00%	4.67%	3/9/2027	1,333	1,262	1,234	0.01
Zayo Group Holdings, Inc. (9)	SOFR + 4.25%	5.78%	3/9/2027	15,975	15,579	14,973	0.07
					243,370	236,781	1.13
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.71%	3/26/2027	48,704	47,654	48,104	0.23
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028	194,025	190,136	189,583	0.90
Madison IAQ, LLC (9)	L + 3.25%	4.52%	6/16/2028	54,908	54,183	50,161	0.24
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	8.25%	8/30/2028	199,000	195,257	196,227	0.94
Shoals Holdings, LLC (4)(11)	SOFR + 3.25%	4.47%	11/25/2026	11,320	11,107	11,433	0.05
					450,683	447,404	2.13

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	8.13%	12/23/2026	35,317	34,744	33,794	0.16
CPI International, Inc. (11)	L + 3.50%	4.74%	7/26/2024	18,882	18,890	18,733	0.09
Infinite Bidco, LLC (9)	L + 3.25%	5.50%	2/24/2028	42,137	41,933	39,187	0.19
Ingram Micro, Inc. (9)	L + 3.50%	5.75%	3/31/2028	21,870	21,788	20,749	0.10
LTI Holdings, Inc. (8)	L + 3.50%	5.17%	9/6/2025	4,974	4,960	4,642	0.02
Presidio, Inc. (8)	L + 3.50%	5.17%	1/22/2027	7,959	7,972	7,565	0.04
					130,288	124,669	0.59
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 7.00% (incl. 1.00% PIK)	8.50%	10/4/2024	10,111	9,636	10,111	0.05
EnergySolutions, LLC (11)	L + 3.75%	6.00%	5/9/2025	6,201	6,200	5,801	0.03
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.92%	9/10/2025	22,793	21,947	22,793	0.11
					37,782	38,704	0.18
Entertainment
CE Intermediate I, LLC (4)(9)	L + 4.00%	5.40%	11/10/2028	7,758	7,688	7,332	0.03
Herschend Entertainment Co, LLC (9)	L + 3.75%	5.44%	8/27/2028	5,279	5,233	5,048	0.02
Recorded Books, Inc. (8)	L + 4.00%	6.00%	8/29/2025	38,615	38,587	36,756	0.18
					51,507	49,136	0.23
Food Products
CHG PPC Parent, LLC (4)(9)	L + 3.00%	4.69%	11/16/2028	10,314	10,294	9,772	0.05
Quantum Bidco, Ltd. (6)(8)	S + 6.00%	7.63%	2/5/2028	£18,500	24,546	18,763	0.09
Snacking Investments US, LLC (6)(11)	L + 4.00%	5.06%	12/18/2026	4,957	4,987	4,709	0.02
					39,826	33,245	0.16
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc. (4)(7)(9)	SOFR + 5.75%	7.44%	6/13/2029	25,000	24,315	24,400	0.12
Auris Luxembourg III Sarl (6)(8)	L + 3.75%	5.58%	2/27/2026	36,892	36,293	33,480	0.16
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	7.07%	11/1/2028	270,851	264,837	263,481	1.26
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.78%	9/13/2027	196,515	192,434	191,910	0.92
Mozart Borrower LP (9)	L + 3.25%	4.92%	9/20/2028	45,890	44,567	42,699	0.20
Resonetics, LLC (10)	L + 4.00%	5.24%	4/28/2028	88,308	87,870	84,114	0.40
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L + 3.75%	6.00%	10/2/2026	£57,281	56,822	53,209	0.25
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024	32,892	31,894	28,698	0.14
					739,031	721,990	3.44

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	7.75%	8/2/2028		210,189	205,595	208,371	0.99
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	8.22%	5/7/2027		45,502	44,630	44,881	0.21
ADMI Corp. (9)	L + 3.50%	5.17%	12/23/2027		49,370	49,080	45,379	0.22
AHP Health Partners, Inc. (9)	L + 3.50%	5.17%	8/4/2028		11,666	11,609	11,046	0.05
Amerivet Partners Management, Inc. (4)(5)(7)(10)	SOFR + 5.50%	7.70%	2/25/2028		97,650	94,947	94,782	0.45
AMGH Holding Corp. (11)	L + 4.25%	5.92%	3/14/2025		16,676	16,693	15,559	0.07
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	C + 4.50%	7.16%	4/14/2028	C$	44,218	34,369	34,252	0.16
Caramel Bidco Limited (4)(5)(6)(7)(8)	S + 6.00%	6.44%	2/24/2029		£60,000	77,680	68,136	0.32
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25% (incl. 2.75% PIK)	7.00%	12/21/2028		470,463	461,038	460,136	2.19
CHG Healthcare Services, Inc. (9)	L + 3.25%	4.75%	9/29/2028		32,825	32,701	31,134	0.15
Covenant Surgical Partners, Inc. (8)	L + 4.00%	5.67%	7/1/2026		2,963	2,924	2,792	0.01
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	7.39%	6/8/2027		80,880	79,483	80,880	0.39
DCA Investment Holdings, LLC (4)(7)(10)	SOFR + 6.25%	7.00%	4/3/2028		41,324	40,816	40,923	0.20
DCA Investment Holdings, LLC (4)(7)(11)	SOFR + 6.00%	7.00%	4/3/2028		4,389	4,332	4,328	0.02
Electron Bidco, Inc. (9)	L + 3.00%	4.67%	11/1/2028		22,943	22,839	21,548	0.10
Epoch Acquisition, Inc. (4)(11)	L + 6.00%	7.67%	10/4/2024		29,269	29,269	29,269	0.14
Global Medical Response, Inc. (11)	L + 4.25%	5.25%	10/2/2025		34,466	34,542	32,150	0.15
Gordian Medical, Inc. (10)	L + 6.25%	8.50%	3/29/2027		52,053	50,613	45,286	0.22
Heartland Dental, LLC (8)	L + 4.00%	5.64%	4/30/2025		47,856	47,645	44,913	0.21
ICS US Holdings, Inc. (4)(6)(9)	L + 5.25%	5.75%	6/8/2028		35,000	33,311	34,475	0.16
Jayhawk Buyer, LLC (4)(7)(11)	L + 5.00%	7.25%	10/15/2026		176,874	174,064	174,513	0.83
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.01%	10/15/2026		39,689	38,997	39,292	0.19
Legacy LifePoint Health, LLC (8)	4.38%	4.38%	2/15/2027		3,000	2,730	2,574	0.01
LifePoint Health, Inc. (8)	L + 3.75%	5.42%	11/16/2025		47,379	47,021	44,340	0.21
Medical Knowledge Group, LLC (4)(7)(10)	L + 5.75%	6.55%	2/1/2029		164,529	160,791	161,238	0.77
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	5.50%	3/5/2028		19,280	19,203	17,737	0.08
National Mentor Holdings, Inc. (10)	L + 3.75%	6.01%	2/18/2028		11,814	11,801	10,300	0.05
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.79%	7/16/2027		393,910	390,781	393,910	1.88
NMSC Holdings, Inc. (10)	SOFR + 5.25%	6.15%	2/23/2029		10,249	10,149	9,510	0.05
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025		63,649	63,278	63,331	0.30
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	6.42%	2/28/2028		23,140	22,973	21,636	0.10
Pathway Vet Alliance, LLC (8)	L + 3.75%	6.00%	3/31/2027		30,879	30,650	28,756	0.14
Pediatric Associates Holding Co., LLC (7)(9)	L + 3.25%	5.08%	12/29/2028		9,722	9,547	9,071	0.04
PetVet Care Centers, LLC (10)	L + 3.50%	5.17%	2/14/2025		54,685	54,651	51,722	0.25

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Phoenix Guarantor, Inc. (6)(8)	L + 3.50%	5.14%	3/5/2026		27,019	26,882	25,400	0.12
Plasma Buyer, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	5/12/2029		91,722	89,373	89,361	0.43
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.92%	3/9/2026		21,994	21,994	21,994	0.10
Radnet, Inc. (6)(10)	P + 3.00%	4.62%	4/22/2028		4,887	4,867	4,657	0.02
Reverb Buyer, Inc. (7)(9)	L + 3.50%	6.38%	11/1/2028		42,512	42,189	39,487	0.19
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	7.71%	12/1/2028		484,920	473,564	472,989	2.26
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	7.60%	6/1/2028		560,342	547,357	556,121	2.65
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028		68,930	66,969	67,703	0.32
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.76%	1/2/2029		132,231	128,950	128,683	0.61
Surgery Centers Holdings, Inc. (6)(10)	L + 3.75%	4.95%	8/31/2026		66,536	65,845	62,190	0.30
The Fertility Partners, Inc. (4)(5)(6)(10)	L + 5.75%	7.42%	3/16/2028		39,000	38,258	38,220	0.18
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	C + 5.75%	7.92%	3/16/2029	C$	122,590	90,161	88,724	0.42
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	L + 5.75%	6.95%	3/16/2029		24,132	23,899	23,891	0.11
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.43%	11/4/2024		76,696	75,470	76,696	0.37
The GI Alliance Management, LLC (4)(7)(11)	L + 6.25%	7.80%	8/5/2028		217,785	216,801	217,624	1.04
TTF Holdings, LLC (4)(10)	L + 4.25%	5.94%	3/24/2028		5,944	5,907	5,721	0.03
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	5.31%	9/22/2028		38,823	38,706	36,319	0.17
Unified Physician Management, LLC (4)(7)(9)	SOFR + 5.50%	7.03%	6/18/2029		844,174	844,174	844,174	4.03
US Acute Care Solutions (5)(6)(8)	6.38%	6.38%	3/1/2026		2,885	2,924	2,588	0.01
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.96%	11/18/2027		131,930	128,887	130,582	0.62
Veonet GmbH (4)(6)(8)	S + 5.75%	5.75%	3/14/2029		£170,000	218,377	194,121	0.93
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	8.00%	6/22/2028		104,620	102,469	103,254	0.49
WP CityMD Bidco, LLC (9)	L + 3.25%	5.50%	11/18/2028		27,935	27,740	26,381	0.13
						5,692,510	5,635,051	26.87
Health Care Technology
athenahealth, Inc. (7)(9)	SOFR + 3.50%	5.01%	2/15/2029		39,048	38,512	35,566	0.17
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR + 5.50%	7.25%	5/25/2029		392,476	383,344	382,620	1.82
Edifecs, Inc. (4)(10)	L + 5.50%	7.75%	9/21/2026		122,882	120,741	121,039	0.58
Edifecs, Inc. (4)(11)	L + 7.50%	9.75%	9/21/2026		29,510	29,397	30,395	0.14
Ensemble RCM, LLC (4)(9)	L + 5.00%	6.24%	8/3/2026		90,000	88,288	88,200	0.42
GI Ranger Intermediate, LLC (4)(7)(10)	SOFR + 6.00%	7.55%	10/29/2028		136,121	133,312	134,303	0.64
Imprivata, Inc. (9)	SOFR + 4.25%	5.43%	12/1/2027		6,960	6,880	6,736	0.03
Netsmart Technologies, Inc. (10)	L + 4.00%	5.67%	10/1/2027		24,747	24,842	23,634	0.11
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.97%	3/1/2028		71,173	69,064	69,991	0.33

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Technology (continued)
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.92%	3/3/2028	8,504		8,468	7,997	0.04
RPBLS Midco, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	4/1/2028	132,500		129,624	129,499	0.62
Verscend Holding Corp. (8)	L + 4.00%	5.67%	8/27/2025	34,751		34,804	33,361	0.16
Waystar Technologies, Inc. (8)	L + 4.00%	5.67%	10/22/2026	30,067		30,140	28,602	0.14
						1,097,415	1,091,944	5.21
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L + 3.50%	5.17%	8/17/2028	27,362		27,385	26,097	0.12
CEC Entertainment, Inc. (5)(8)	6.75%	6.75%	5/1/2026	79,800		79,782	70,392	0.34
Century Casinos, Inc. (6)(10)	SOFR + 6.00%	7.15%	4/2/2029	43,950		43,096	42,522	0.20
Fertitta Entertainment, LLC (9)	SOFR + 4.00%	5.53%	1/27/2029	38,070		37,812	35,215	0.17
Flynn Restaurant Group LP (9)	L + 4.25%	5.92%	12/1/2028	18,669		18,522	17,460	0.08
Golden Nugget, Inc. (8)	4.63%	4.63%	1/15/2029	2,000		1,767	1,711	0.01
GVC Holdings Gibraltar, Ltd. (6)(9)	L + 2.25%	3.74%	3/16/2027	4,987		4,877	4,802	0.02
IRB Holding Corp. (10)	SOFR + 3.00%	4.24%	12/15/2027	49,501		49,451	46,593	0.22
IRB Holding Corp. (11)	SOFR + 2.75%	4.42%	2/5/2025	11,595		11,590	11,023	0.05
Mic Glen, LLC (9)	L + 3.50%	5.17%	7/21/2028	31,204		31,050	29,123	0.14
Penn National Gaming, Inc. (6)(9)	SOFR +2.75%	4.38%	5/3/2029	6,761		6,728	6,503	0.03
Scientific Games Holdings LP (9)	SOFR + 3.50%	4.18%	4/4/2029	26,700		26,407	24,910	0.12
Tacala Investment Corp. (10)	L + 3.50%	5.17%	2/5/2027	53,242		53,222	49,944	0.24
Twin River Worldwide Holdings, Inc. (6)(9)	L + 3.25%	4.37%	10/2/2028	32,747		32,278	30,501	0.15
Whatabrands, LLC (9)	L + 3.25%	4.92%	8/3/2028	14,925		14,850	14,032	0.07
						438,817	410,827	1.96
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	SOFR + 4.00%	4.50%	7/31/2028	63,149		62,269	56,962	0.27
Fluidra SA (6)(9)	SOFR + 2.00%	3.63%	1/29/2029	1,467		1,464	1,428	0.01
Hunter Douglas, Inc. (6)(9)	SOFR + 3.50%	4.84%	2/26/2029	16,147		16,059	13,959	0.07
Instant Brands Holdings, Inc. (10)	L + 5.00%	7.08%	4/12/2028	78,233		77,263	62,717	0.30
						157,054	135,066	0.64
Independent Power and Renewable Electricity Producers
Calpine Corp (8)	3.75%	3.75%	3/1/2031	4,000		3,346	3,262	0.02
Industrial Conglomerates
Bettcher Industries, Inc. (9)	SOFR + 4.00%	5.53%	12/13/2028	11,288		11,183	10,723	0.05
CEP V Investment 11 Sarl (4)(6)(7)(8)	S + 5.75%	5.75%	2/11/2028	Fr.	97,449	97,689	104,066	0.50
Engineered Machinery Holdings, Inc. (10)	L + 3.75%	6.00%	5/19/2028	32,375		32,358	30,493	0.15

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Industrial Conglomerates (continued)
Excelitas Technologies Corp. (4)(11)	L + 3.50%	5.75%	12/2/2024		22,670	22,691	21,763	0.10
FCG Acquisitions, Inc. (9)	L + 3.75%	6.00%	3/16/2028		45,890	45,723	43,307	0.21
SPX Flow, Inc. (9)	SOFR + 4.50%	6.13%	4/5/2029		54,658	52,337	51,078	0.24
Vertical US Newco, Inc. (6)(9)	L + 3.50%	4.02%	7/30/2027		45,535	45,409	42,774	0.20
Victory Buyer, LLC (9)	L + 3.75%	5.81%	11/19/2028		22,978	22,880	21,313	0.10
						330,268	325,518	1.55
Insurance
Acrisure, LLC (8)	L + 3.50%	5.17%	2/15/2027		6,962	6,754	6,412	0.03
Acrisure, LLC (9)	L + 3.75%	5.42%	2/15/2027		22,076	21,835	20,724	0.10
Acrisure, LLC (9)	L + 4.25%	5.92%	2/15/2027		19,750	19,702	18,697	0.09
Alera Group, Inc. (4)(7)(10)	L + 5.50%	7.17%	9/30/2028		81,425	80,558	80,515	0.38
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	4.92%	5/9/2025		27,943	27,575	26,400	0.13
Alliant Holdings Intermediate, LLC (9)	L + 3.50%	5.01%	11/6/2027		37,006	36,983	34,536	0.16
AssuredPartners, Inc. (9)	SOFR + 3.50%	5.03%	2/12/2027		66,364	65,780	62,286	0.30
Baldwin Risk Partners, LLC (6)(9)	L + 3.50%	4.69%	10/14/2027		33,806	33,671	32,242	0.15
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	8.00%	8/12/2027		94,028	92,156	77,371	0.37
BroadStreet Partners, Inc. (8)	L + 3.00%	4.67%	1/27/2027		21,833	21,695	20,592	0.10
CFC Underwriting, Ltd.(4)(6)(8)	SOFR + 5.50%	5.80%	11/30/2028		138,161	134,374	134,503	0.64
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.50%	7.75%	10/29/2028		117,274	115,343	115,235	0.55
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.26%	9/24/2028		245,417	240,918	239,895	1.14
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	7.67%	4/14/2028		105,710	103,125	103,999	0.50
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.94%	11/12/2027		46,925	46,733	44,416	0.21
HUB International Limited (10)	L + 3.25%	4.35%	4/25/2025		43,375	43,353	41,253	0.20
HUB International Limited (8)	L + 3.00%	4.21%	4/25/2025		19,897	19,569	18,890	0.09
Integrity Marketing Acquisition, LLC (4)(5)(10)	L + 5.50%	7.58%	8/27/2025		43,969	43,462	43,364	0.21
Integrity Marketing Acquisition, LLC (4)(5)(7)(11)	L + 5.75%	7.83%	8/27/2025		106,319	104,048	104,601	0.50
Jones Deslauriers Insurance Management, Inc. (5)(6)(10)	C + 4.25%	6.45%	3/28/2028	C$	96,914	76,178	70,369	0.34
NFP Corp. (8)	L + 3.25%	4.92%	2/15/2027		41,543	41,071	38,511	0.18
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.50%	7.50%	10/14/2028		75,914	74,391	74,269	0.35
RSC Acquisition, Inc. (4)(5)(6)(7)(10)	L + 5.50%	7.70%	10/30/2026		36,126	34,955	34,378	0.16
SG Acquisition, Inc. (4)(9)	L + 5.00%	7.25%	1/27/2027		142,772	142,283	142,772	0.68
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	8.47%	8/3/2028		£97,320	123,732	114,461	0.55
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.53%	8/3/2028		197,072	192,282	198,058	0.94
						1,942,525	1,898,748	9.05

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L + 3.25%	4.92%	12/6/2027	9,279	9,224	8,490	0.04
Bungie, Inc. (4)(11)	L + 6.25%	7.82%	8/28/2024	2,500	2,500	2,525	0.01
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	7/14/2026	18,858	18,699	17,066	0.08
MH Sub I, LLC (11)	L + 3.75%	5.42%	9/13/2024	72,857	72,611	68,798	0.33
Project Boost Purchaser, LLC (8)	L + 3.50%	5.17%	6/1/2026	8,446	8,436	7,873	0.04
Project Boost Purchaser, LLC (9)	L + 3.50%	5.17%	5/2/2029	25,388	25,192	23,643	0.11
Red Planet Borrower, LLC (9)	L + 3.75%	5.42%	10/2/2028	41,377	41,045	36,645	0.17
SurveyMonkey, Inc. (4)(6)(8)	L + 3.75%	5.42%	10/10/2025	5,992	5,988	5,812	0.03
UFC Holdings, LLC (10)	L + 2.75%	3.50%	4/29/2026	9,973	9,717	9,320	0.04
Warner Music Group Corp (6)(8)	3.00%	3.00%	2/15/2031	3,000	2,513	2,332	0.01
William Morris Endeavor Entertainment, LLC (8)	L + 2.75%	4.42%	5/18/2025	5,997	5,792	5,664	0.03
					201,716	188,167	0.90
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR + 6.00%	7.45%	12/29/2026	237,304	235,569	237,304	1.13
Donuts, Inc. (4)(7)(11)	SOFR + 6.00%	7.45%	12/29/2027	277,606	277,606	277,606	1.32
Hoya Midco, LLC (6)(9)	SOFR + 3.25%	3.69%	2/3/2029	9,975	9,926	9,701	0.05
Prodege International Holdings, LLC (4)(7)(10)	L + 5.75%	7.58%	12/15/2027	545,007	534,865	533,497	2.54
Shutterfly, LLC (10)	SOFR + 5.00%	7.25%	9/25/2026	158,295	156,871	128,694	0.61
Wireless Vision, LLC (4)(11)	L + 5.50%	7.75%	12/30/2025	20,896	20,896	20,896	0.10
					1,235,732	1,207,698	5.76
IT Services
Ahead DB Holdings, LLC (5)(10)	L + 3.75%	6.01%	10/18/2027	2,583	2,595	2,437	0.01
AI Altius Bidco, Inc. (4)(5)(7)(10)	L + 5.50%	8.28%	12/13/2028	144,577	141,583	141,338	0.67
AI Altius Bidco, Inc. (4)(5)(8)	9.75% PIK	9.75%	12/21/2029	22,256	21,668	21,588	0.10
BCP V Everise Acquisition, LLC (4)(10)	SOFR + 6.50%	7.25%	5/3/2027	75,000	73,183	73,125	0.35
ConvergeOne Holdings, Inc. (8)	L + 5.00%	6.67%	1/4/2026	31,601	30,895	27,177	0.13
Dcert Buyer, Inc. (8)	L + 4.00%	5.67%	10/16/2026	33,088	33,132	31,717	0.15
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.62%	2/10/2028	48,939	48,479	44,127	0.21
Ensono Holdings, LLC (10)	L + 4.00%	5.67%	5/19/2028	45,827	45,693	42,626	0.20
Infostretch Corporation (4)(7)(10)	SOFR + 5.75%	6.55%	4/1/2028	183,000	179,492	178,938	0.85
Inovalon Holdings, Inc. (4)(7)(10)	L + 6.25%	7.22%	11/24/2028	946,958	924,525	936,244	4.46
Park Place Technologies, LLC (11)	L + 5.00%	6.63%	11/10/2027	42,148	41,336	40,638	0.19
Rackspace Technology Global (10)	L + 2.75%	3.50%	2/15/2028	5,000	4,787	4,572	0.02
Razor Holdco, LLC (4)(10)	L + 5.75%	6.81%	10/25/2027	190,244	186,872	186,439	0.89
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.67%	5/26/2027	150,066	147,920	141,812	0.68

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services (continued)
Sabre GLBL, Inc. (6)(9)	L + 3.50%	5.17%	12/17/2027	48,513	48,041	45,537	0.22
TierPoint, LLC (10)	L + 3.75%	5.42%	5/6/2026	19,663	19,568	18,434	0.09
Turing Holdco, Inc. (4)(5)(6)(7)(8)	E + 6.00%	6.00%	8/3/2028	€22,569	25,793	24,720	0.12
Turing Holdco, Inc. (4)(5)(6)(8)	L + 6.00%	7.04%	8/3/2028	12,655	12,316	12,466	0.06
Virtusa Corp. (10)	L + 3.75%	5.42%	2/11/2028	46,317	46,096	43,922	0.21
					2,033,974	2,017,857	9.62
Leisure Products
Lew's Intermediate Holdings, LLC (4)(10)	SOFR + 5.00%	6.40%	1/26/2028	31,045	30,823	29,337	0.14
Lucky Bucks, LLC (10)	L + 5.50%	6.25%	7/21/2027	56,537	55,565	52,014	0.25
Motion Finco, LLC (6)(8)	L + 3.25%	5.50%	11/12/2026	22,384	21,676	20,742	0.10
Recess Holdings, Inc. (11)	L + 3.75%	4.99%	9/30/2024	19,325	19,306	18,624	0.09
					127,370	120,718	0.58
Life Sciences Tools & Services
Cambrex Corp. (10)	SOFR + 3.50%	4.53%	12/4/2026	26,691	26,646	25,390	0.12
Curia Global, Inc. (10)	L + 3.75%	4.99%	8/30/2026	45,156	45,158	42,748	0.20
LSCS Holdings, Inc. (9)	L + 4.50%	6.73%	12/16/2028	18,163	18,075	17,346	0.08
Maravai Intermediate Holdings, LLC (4)(6)(9)	SOFR + 3.00%	3.85%	10/19/2027	1,973	1,993	1,880	0.01
Packaging Coordinators Midco, Inc. (10)	L + 3.75%	6.00%	11/30/2027	13,675	13,643	12,965	0.06
					105,516	100,328	0.48
Machinery
Apex Tool Group, LLC (9)	L + 5.25%	6.53%	2/8/2029	14,831	14,765	13,106	0.06
ASP Blade Holdings, Inc. (9)	L + 4.00%	5.67%	10/13/2028	4,976	4,954	4,396	0.02
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	7.04%	7/21/2027	10,768	10,564	10,532	0.05
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	5.42%	3/1/2025	5,907	5,890	4,490	0.02
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.67%	8/31/2028	26,315	26,242	24,827	0.12
Titan Acquisition Ltd. (6)(8)	L + 3.00%	5.88%	3/28/2025	23,184	22,599	21,334	0.10
					85,014	78,685	0.38
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.99%	10/29/2027	224,338	219,673	219,086	1.04
Media
Altice Financing S.A. (5)(6)(8)	5.75%	5.75%	8/15/2029	3,994	3,537	3,217	0.02
Clear Channel Outdoor Holdings, Inc. (6)(8)	L + 3.50%	4.74%	8/21/2026	33,867	33,005	29,270	0.14
Digital Media Solutions, LLC (6)(10)	L + 5.00%	7.25%	5/24/2026	29,668	29,087	27,146	0.13
iHeartCommunications, Inc. (6)(8)	4.75%	4.75%	1/15/2028	2,000	1,737	1,651	0.01
McGraw-Hill Education, Inc. (9)	L + 4.75%	5.55%	7/28/2028	28,646	28,391	26,020	0.12

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media (continued)
Radiate Holdco, LLC (10)	L + 3.25%	4.92%	9/25/2026	50,714	50,576	47,282	0.23
Radiate Holdco, LLC (8)	4.50%	4.50%	9/15/2026	3,000	2,726	2,591	0.01
Terrier Media Buyer, Inc. (8)	L + 3.50%	5.17%	12/17/2026	4,676	4,677	4,322	0.02
Univision Communications, Inc. (10)	L + 3.25%	4.92%	3/15/2026	36,535	36,282	34,586	0.16
Univision Communications, Inc. (11)	L + 2.75%	4.42%	3/15/2024	1,213	1,218	1,196	0.01
Univision Communications, Inc. (8)	4.50%	4.50%	5/1/2029	3,000	2,661	2,520	0.01
Univision Communications, Inc. (9)	SOFR + 4.25%	4.75%	6/8/2029	1,364	1,323	1,303	0.01
Virgin Media (6)(8)	4.25%	4.25%	1/31/2031	2,000	1,658	1,613	0.01
VZ Secured Financing BV (6)(8)	5.00%	5.00%	1/15/2032	1,650	1,399	1,373	0.01
					198,277	184,090	0.88
Metals & Mining
American Rock Salt Company, LLC (10)	L + 4.00%	5.67%	6/4/2028	30,709	30,689	27,869	0.13
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	45,392	45,114	40,682	0.19
					75,802	68,551	0.33
Oil, Gas & Consumable Fuels
CQP Holdco, LP (9)	L + 3.75%	6.00%	6/5/2028	33,332	33,308	31,415	0.15
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.82%	11/26/2024	36,013	35,664	36,013	0.17
Freeport LNG Investments, LLLP (9)	L + 3.50%	4.56%	12/21/2028	55,901	55,697	48,633	0.23
Lucid Energy Group II Borrower, LLC (10)	L + 4.25%	5.87%	11/24/2028	12,414	12,295	12,288	0.06
					136,964	128,350	0.61
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.91%	11/12/2027	119,431	116,836	116,530	0.56
Personal Products
Sunshine Cadence Holdco, LLC (10)	L + 3.75%	6.00%	3/23/2027	39,797	36,728	36,216	0.17
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L + 6.00%	7.67%	4/27/2028	38,486	37,812	36,995	0.18
Jazz Pharmaceuticals, Inc. (6)(9)	L + 3.50%	5.17%	4/21/2028	6,955	6,932	6,653	0.03
Padagis, LLC (6)(9)	L + 4.75%	5.72%	7/6/2028	29,371	29,328	27,095	0.13
Rhea Parent, Inc. (4)(5)(10)	SOFR + 5.75%	6.50%	2/18/2029	206,500	202,585	202,370	0.97
Sharp Midco, LLC (4)(9)	L + 4.00%	6.25%	12/14/2028	5,309	5,297	4,991	0.02
					281,953	278,103	1.33
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	7.45%	3/1/2028	163,412	162,073	163,003	0.78
ALKU, LLC (4)(10)	SOFR + 5.00%	5.75%	3/1/2028	79,003	78,168	78,213	0.37
APFS Staffing Holdings, Inc. (9)	SOFR + 4.00%	5.53%	12/29/2028	7,285	7,267	7,012	0.03
Aqgen Island Holdings, Inc. (9)	L + 3.50%	5.81%	8/2/2028	68,733	68,388	64,265	0.31

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services (continued)
Armor Holdco, Inc. (6)(9)	L + 4.50%	6.75%	12/11/2028	3,618	3,585	3,446	0.02
BMC Acquisition, Inc. (11)	L + 5.25%	7.08%	12/28/2024	4,717	4,706	4,493	0.02
BPPH2 Limited (4)(5)(6)(8)	S + 6.87%	7.81%	3/2/2028	£40,700	55,087	49,803	0.24
Camelot US Acquisition, LLC (6)(11)	L + 3.00%	4.67%	10/30/2026	37,305	37,033	35,269	0.17
Cast & Crew Payroll, LLC (8)	L + 3.50%	5.17%	2/9/2026	19,436	19,450	18,506	0.09
Cast & Crew Payroll, LLC (9)	SOFR + 3.75%	5.28%	12/29/2028	13,982	13,945	13,317	0.06
CFGI Holdings, LLC (4)(7)(10)	P + 5.25%	6.67%	11/1/2027	145,199	142,057	143,846	0.69
Chronicle Bidco, Inc. (4)(7)(10)	L + 6.00%	7.44%	11/14/2025	2,958	2,460	1,957	0.01
Claims Automation Intermediate 2, LLC (4)(7)(10)	L + 4.75%	5.63%	12/16/2027	45,833	44,375	44,231	0.21
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.26%	8/26/2027	151,250	148,224	147,733	0.70
CoreLogic, Inc. (9)	L + 3.50%	5.19%	6/2/2028	41,346	41,059	34,648	0.17
Deerfield Dakota Holding, LLC (11)	SOFR + 3.75%	5.28%	4/9/2027	101,924	101,399	95,714	0.46
Eliassen Group, LLC (4)(7)(10)	SOFR + 5.75%	7.80%	4/14/2028	63,981	63,325	62,804	0.30
Emerald US, Inc. (6)(8)	L + 3.50%	5.17%	7/12/2028	3,919	3,915	3,756	0.02
Galaxy US Opco, Inc. (6)(9)	SOFR + 4.75%	6.28%	4/29/2029	12,326	12,024	11,601	0.06
Guidehouse, Inc. (4)(5)(10)	L + 5.50%	7.17%	10/16/2028	1,199,794	1,189,011	1,187,796	5.66
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.10%	8/17/2027	101,292	99,519	100,583	0.48
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	8.25%	9/22/2028	600,062	588,959	596,899	2.85
Inmar, Inc. (11)	L + 4.00%	5.67%	5/1/2024	44,327	44,068	41,806	0.20
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.25%	6.92%	12/14/2028	78,000	76,378	76,632	0.37
Kwor Acquisition, Inc. (4)(7)(10)	L + 5.25%	6.26%	12/22/2028	95,351	93,817	94,178	0.45
Legacy Intermediate, LLC (4)(5)(7)(10)	SOFR + 5.75%	7.24%	2/25/2028	93,600	91,334	91,196	0.43
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	8.00%	8/19/2027	248,699	244,268	243,521	1.16
Minotaur Acquisition, Inc. (8)	SOFR + 4.75%	6.38%	3/27/2026	301,240	292,529	285,927	1.36
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	5.75%	5/23/2025	19,938	19,864	19,016	0.09
Polyconcept Investments B.V. (10)	SOFR + 5.50%	6.25%	5/18/2029	45,000	44,111	42,610	0.20
Sherlock Buyer Corp. (4)(7)(10)	L + 5.75%	6.74%	12/8/2028	34,465	33,648	33,575	0.16
The Dun & Bradstreet Corporation (8)	L + 3.25%	4.87%	2/6/2026	6,795	6,623	6,430	0.03
Thevelia US, LLC (5)(6)(9)	L + 4.00%	4.50%	2/9/2029	34,639	34,293	32,388	0.15
Trans Union, LLC (8)	L + 1.75%	3.42%	11/16/2026	1,795	1,722	1,699	0.01
Trans Union, LLC (9)	L + 2.25%	3.92%	12/1/2028	7,030	7,014	6,720	0.03
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	7.08%	6/29/2027	162,320	159,237	160,368	0.76
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	8.00%	12/21/2028	367,021	359,224	358,591	1.71
Victors CCC Buyer, LLC (4)(6)(7)(10)	SOFR + 5.75%	7.75%	6/1/2029	150,651	146,860	146,816	0.70

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services (continued)
VT Topco, Inc. (7)(10)	L + 3.75%	5.97%	8/1/2025	977	976	920	0.00
VT Topco, Inc. (10)	L + 3.75%	5.42%	8/1/2025	26,593	26,502	25,895	0.12
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.75%	11/8/2028	747,734	733,072	732,779	3.49
					5,301,568	5,269,960	25.13
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.76%	5/26/2027	160,991	158,191	158,905	0.76
McCarthy & Stone PLC (4)(5)(6)(8)	7.00%	7.00%	12/16/2025	£20,000	28,018	23,056	0.11
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.31%	2/16/2028	70,324	68,883	70,324	0.34
					255,092	252,285	1.20
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.25%	6.26%	7/1/2028	82,671	80,705	81,453	0.39
Software
2U, Inc. (6)(10)	L + 5.75%	8.00%	11/30/2024	75,784	74,916	73,069	0.35
Anaplan, Inc. (4)(6)(7)(10)	SOFR + 6.50%	8.01%	6/21/2029	596,043	583,109	583,058	2.78
Apex Group Treasury, LLC (6)(9)	L + 3.75%	6.00%	7/27/2028	28,292	28,286	26,877	0.13
Apttus Corp. (10)	L + 4.25%	5.62%	4/27/2028	15,394	15,369	14,470	0.07
Armstrong Bidco Limited (4)(6)(7)(8)	S + 5.75%	5.75%	6/28/2029	£314,735	373,882	373,847	1.78
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.67%	12/3/2027	78,616	77,135	76,929	0.37
Barracuda Networks, Inc. (9)	L + 4.50%	5.00%	5/17/2029	100,000	97,000	96,125	0.46
Boxer Parent Company, Inc. (8)	L + 3.75%	5.42%	10/2/2025	64,086	63,872	59,867	0.29
Brave Parent Holdings, Inc. (8)	L + 4.00%	5.67%	4/18/2025	10,829	10,861	10,439	0.05
Byjus Alpha, Inc. (6)(10)	L + 5.50%	7.01%	11/5/2026	93,701	91,139	80,114	0.38
CDK Global, Inc. (9)	L + 4.75%	5.25%	6/8/2029	16,805	16,301	15,931	0.08
Cloudera, Inc. (9)	L + 3.75%	5.42%	8/9/2028	60,988	59,955	56,312	0.27
Community Brands ParentCo, LLC (4)(5)(7)(10)	SOFR + 5.75%	7.38%	2/24/2028	91,645	89,698	89,578	0.43
Confine Visual Bidco (4)(6)(7)(10)	SOFR + 5.75%	7.19%	2/23/2029	252,786	244,666	244,369	1.17
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 5.50%	6.91%	7/14/2027	112,587	110,149	111,938	0.53
ConnectWise, LLC (9)	L + 3.50%	5.75%	9/29/2028	32,338	32,215	29,696	0.14
Cornerstone OnDemand, Inc. (9)	L + 3.75%	5.42%	10/16/2028	29,761	29,655	26,711	0.13
Delta Topco, Inc. (10)	L + 3.75%	5.84%	12/1/2027	35,242	35,203	32,005	0.15
Diligent Corporation (4)(11)	L + 5.75%	8.63%	8/4/2025	89,000	88,113	88,333	0.42
Discovery Education, Inc. (4)(7)(10)	SOFR + 5.75%	7.90%	4/9/2029	473,333	463,165	462,816	2.21
DTI Holdco, Inc. (7)(10)	SOFR + 4.75%	6.28%	4/26/2029	52,800	51,345	48,823	0.23
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	6.00%	11/9/2027	29,859	29,916	28,236	0.13
EP Purchaser, LLC (9)	L + 3.50%	5.75%	11/6/2028	19,781	19,700	18,875	0.09

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Epicor Software Corp. (10)	L + 3.25%	4.92%	7/30/2027	43,844	43,736	41,502	0.20
Episerver, Inc. (4)(5)(7)(11)	L + 5.25%	7.50%	4/9/2026	18,000	17,745	17,728	0.08
Episerver, Inc. (4)(11)	L + 5.25%	7.50%	4/9/2026	7,228	7,066	7,010	0.03
Experity, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	2/24/2028	135,829	133,163	132,844	0.63
Flexera Software, LLC (10)	L + 3.75%	5.37%	3/3/2028	28,177	28,103	26,775	0.13
GI Consilio Parent, LLC (9)	L + 4.00%	5.67%	4/30/2028	47,712	46,766	43,126	0.21
Gigamon Inc. (4)(7)(10)	SOFR + 5.75%	6.78%	3/11/2029	443,055	434,338	423,130	2.02
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	7.17%	12/1/2028	145,617	142,152	141,684	0.68
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	7.17%	4/27/2027	35,668	35,185	35,183	0.17
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	5.67%	12/1/2027	41,521	41,641	39,819	0.19
HS Purchaser, LLC (10)	L + 4.00%	5.63%	11/19/2026	52,705	52,669	49,556	0.24
Hyland Software, Inc. (10)	L + 3.50%	5.17%	7/1/2024	30,157	30,173	29,182	0.14
Idera, Inc. (10)	L + 3.75%	4.82%	3/2/2028	58,165	58,015	53,821	0.26
Imperva, Inc. (11)	L + 4.00%	5.40%	1/12/2026	19,247	19,322	17,380	0.08
ION Trading Finance Ltd. (6)(8)	L + 4.75%	7.00%	4/3/2028	28,167	28,192	26,064	0.12
Ivanti Software, Inc. (10)	L + 4.25%	5.85%	12/1/2027	43,427	43,117	37,494	0.18
Kaseya, Inc. (4)(7)(10)	SOFR + 5.75%	8.29%	6/25/2029	733,231	716,996	717,147	3.42
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	8.75%	2/8/2026	118,377	116,626	118,377	0.56
Lightbox Intermediate, LP (4)(8)	L + 5.00%	7.25%	5/9/2026	38,000	37,069	37,050	0.18
MA FinanceCom, LLC (6)(11)	L + 4.25%	5.92%	6/5/2025	4,513	4,562	4,141	0.02
Magnesium BorrowerCo, Inc. (4)(6)(10)	S + 5.75%	6.94%	5/18/2029	103,411	126,369	123,151	0.59
Magnesium BorrowerCo, Inc. (4)(6)(7)(10)	SOFR + 5.75%	7.36%	5/18/2029	£970,174	946,544	946,140	4.51
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.99%	7/6/2028	80,338	79,233	79,062	0.38
Medallia, Inc. (4)(10)	L + 6.75% PIK	8.42%	10/29/2028	768,229	754,317	752,865	3.59
Mitnick Purchaser, Inc. (9)	SOFR + 4.75%	5.82%	5/2/2029	16,333	16,253	15,558	0.07
Mitratech Holdings, Inc. (4)(5)(10)	L + 3.75%	4.99%	5/18/2028	16,915	16,844	15,942	0.08
Monk Holding Co. (4)(7)(10)	L + 5.75%	7.75%	12/1/2027	92,037	89,508	89,307	0.43
MRI Software, LLC (4)(5)(7)(11)	L + 5.50%	7.75%	2/10/2026	20,948	20,842	20,033	0.10
Neogames Connect SARL (4)(6)(8)	E + 6.25%	6.25%	5/30/2028	100,400	101,542	102,067	0.49
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	€686,605	674,091	666,007	3.18
NortonLifeLock, Inc. (6)(9)	SOFR + 2.00%	2.50%	1/27/2029	31,714	31,556	30,152	0.14
Onex AP Merger Sub, LLC (4)(7)(10)	SOFR + 5.75%	6.83%	4/4/2028	21,739	21,259	21,239	0.10
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L + 3.25%	4.92%	6/16/2028	9,429	9,281	8,811	0.04
Perforce Software, Inc. (8)	L + 3.75%	5.42%	7/1/2026	38,644	38,424	35,736	0.17

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	5.67%	4/26/2024	48,534	48,599	46,821	0.22
Project Boost Purchaser, LLC (4)(7)(10)	SOFR + 5.75%	6.90%	5/2/2029	44,412	43,879	43,866	0.21
Project Leopard Holdings, Inc. (11)	L + 4.50%	6.17%	7/7/2024	25,657	25,701	25,544	0.12
Project Leopard Holdings, Inc. (9)	L + 5.25%	5.75%	6/16/2028	150,000	141,336	138,750	0.66
Proofpoint, Inc. (5)(9)	L + 3.25%	4.82%	8/31/2028	12,947	12,727	12,067	0.06
Quest Software US Holdings, Inc. (6)(9)	SOFR + 4.25%	5.42%	2/1/2029	27,951	27,705	24,955	0.12
RealPage, Inc. (9)	L + 3.00%	4.67%	4/24/2028	36,882	36,619	34,193	0.16
Relativity ODA, LLC (4)(7)(11)	L + 8.15% PIK	9.15%	5/12/2027	45,717	44,767	44,958	0.21
Rocket Software, Inc. (9)	L + 4.25%	5.92%	11/28/2025	59,568	59,317	55,520	0.26
S2P Acquisition Borrower, Inc. (6)(8)	L + 3.75%	5.42%	8/14/2026	20,385	20,416	19,509	0.09
Sophia, LP (9)	L + 3.25%	5.50%	10/7/2027	26,915	26,676	25,182	0.12
Sovos Compliance, LLC (7)(9)	L + 4.50%	6.17%	7/29/2028	36,120	36,112	34,122	0.16
Spitfire Parent, Inc. (4)(5)(11)	E + 5.50%	6.50%	3/11/2027	€19,305	22,960	19,981	0.10
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	7.00%	3/11/2027	106,051	104,213	104,852	0.50
SS&C Technologies, Inc. (6)(9)	SOFR + 2.25%	3.88%	3/22/2029	1,321	1,288	1,263	0.01
Stamps.com, Inc. (4)(10)	L + 5.75%	6.87%	10/5/2028	858,560	843,171	849,975	4.05
Stamps.com, Inc. (4)(10)	L + 5.75%	6.87%	10/5/2028	10,123	9,937	10,022	0.05
Surf Holdings, LLC (6)(8)	SOFR + 3.50%	5.42%	3/5/2027	43,778	43,648	41,260	0.20
Sybil Software, LLC (6)(8)	L + 1.75%	4.00%	3/22/2028	6,218	6,179	6,099	0.03
Symphony Technology Group (5)(6)(10)	L + 4.75%	5.98%	7/27/2028	70,015	69,397	63,139	0.30
Symphony Technology Group (6)(9)	L + 4.00%	5.15%	3/1/2029	33,936	33,637	30,995	0.15
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	5.46%	2/18/2027	3,945	3,962	3,752	0.02
The NPD Group L.P. (4)(7)(10)	L + 6.00%	7.57%	11/9/2028	692,999	677,646	685,544	3.27
The Ultimate Software Group, Inc. (9)	L + 3.25%	4.21%	5/4/2026	57,555	57,128	54,091	0.26
Triple Lift, Inc. (4)(7)(10)	SOFR + 5.75%	6.58%	5/6/2028	121,748	119,502	120,354	0.57
Veritas US, Inc. (6)(11)	L + 5.00%	7.25%	9/1/2025	20,503	20,577	16,932	0.08
Virgin Pulse, Inc. (10)	L + 4.00%	5.67%	4/6/2028	42,234	41,885	36,268	0.17
Vision Solutions, Inc. (10)	L + 4.00%	5.18%	3/4/2028	48,509	48,378	44,094	0.21
					10,275,708	10,147,605	48.39

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.18%	7.18%	5/3/2026	36,866	36,306	36,405	0.17
EG America, LLC (6)(9)	L + 4.25%	6.50%	3/10/2026	22,922	22,751	21,776	0.10
EG Dutch Finco BV (6)(8)	L + 4.00%	6.25%	2/7/2025	35,415	35,172	33,379	0.16
Petco Health & Wellness Co, Inc. (10)	L + 3.25%	5.50%	2/24/2028	4,882	4,872	4,614	0.02
PetSmart, Inc. (5)(10)	L + 3.75%	4.50%	2/11/2028	3,270	3,244	3,088	0.01
Runner Buyer, Inc. (10)	L + 5.50%	7.07%	10/20/2028	77,800	76,310	60,879	0.29
					178,655	160,140	0.76
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	8.42%	2/28/2026	46,128	46,207	44,629	0.21
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L + 7.00%	9.88%	6/30/2027	26,494	25,930	24,904	0.12
S&S Holdings, LLC (9)	L + 5.00%	6.74%	3/4/2028	6,462	6,340	6,079	0.03
					32,270	30,984	0.15
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L + 3.25%	4.49%	2/3/2028	34,403	33,893	30,275	0.14
Icebox Holdco III, Inc. (7)(9)	L + 3.75%	6.00%	12/22/2028	20,043	19,852	18,651	0.09
LBM Acquisition, LLC (10)	L + 3.75%	5.42%	12/17/2027	55,677	55,329	45,908	0.22
Park River Holdings, Inc. (10)	L + 3.25%	4.22%	12/28/2027	69,407	68,296	57,261	0.27
Porcelain Acquisition Corp. (4)(7)(11)	L + 5.75%	8.00%	4/30/2027	83,374	80,896	82,377	0.39
Specialty Building Products Holdings, LLC (9)	L + 3.75%	5.35%	10/15/2028	30,250	30,183	26,847	0.13
SRS Distribution, Inc. (8)	4.63%	4.63%	7/1/2028	500	450	438	0.00
SRS Distribution, Inc. (9)	SOFR + 3.50%	4.02%	6/4/2028	67,006	66,664	62,002	0.30
The Cook & Boardman Group, LLC (11)	SOFR + 5.75%	6.97%	10/17/2025	78,935	76,850	75,777	0.36
					432,415	399,536	1.91
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L + 4.75%	5.72%	3/31/2028	51,695	50,986	47,086	0.22
Capstone Logistics, LLC (4)(11)	L + 4.75%	6.42%	11/12/2027	22,345	22,412	22,178	0.11
Enstructure LLC (4)(7)(11)	SOFR + 5.75%	7.35%	5/25/2029	79,972	77,744	77,961	0.37
First Student Bidco, Inc. (9)	L + 3.00%	5.23%	7/21/2028	13,720	13,632	12,288	0.06
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.68%	5/3/2027	171,618	168,726	165,182	0.79
Helix TS, LLC (4)(7)(10)	L + 5.75%	7.42%	8/4/2027	119,031	116,982	116,723	0.56
Italian Motorway Holdings S.à.r.l (4)(6)(8)	E + 5.25%	5.25%	4/28/2029	€236,429	242,297	237,258	1.13
Liquid Tech Solutions Holdings, LLC (4)(10)	L + 4.75%	7.00%	3/19/2028	19,239	19,158	18,662	0.09
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	7.76%	10/19/2027	118,770	116,417	116,806	0.56

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure (continued)
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.25%	7.50%	9/1/2027	38,404	38,016	37,953	0.18
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.63%	9/24/2027	165,268	161,856	162,882	0.78
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	7.17%	7/9/2027	73,329	71,991	69,714	0.33
					1,100,217	1,084,693	5.17
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR + 4.00%	6.05%	12/17/2027	59,740	59,338	54,662	0.26
Total First Lien Debt					$42,760,066	$42,028,355	200.41%
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp. (4)(5)(10)	L + 7.63%	9.20%	5/25/2029	$44,520	$43,944	$43,630	0.21%
Peraton Corp. (10)	L + 7.75%	9.00%	2/26/2029	53,508	52,844	50,030	0.24
					96,788	93,659	0.45
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L + 7.25%	8.92%	9/1/2027	33,015	32,438	30,209	0.14
Wwex Uni Topco Holdings, LLC (10)	L + 7.00%	9.25%	7/26/2029	33,000	32,574	29,948	0.14
					65,011	60,156	0.29
Capital Markets
The Edelman Financial Engines Center, LLC (8)	L + 6.75%	8.42%	7/20/2026	14,000	13,891	12,898	0.06
Chemicals
Hexion Holdings Corp. (4)(9)	SOFR + 7.44%	8.87%	3/2/2030	65,000	63,274	57,525	0.27
NIC Acquisition Corp. (10)	L + 7.75%	10.00%	12/29/2028	31,500	31,111	28,114	0.13
Pearls Netherlands Bidco (4)(6)(9)	SOFR + 7.25%	7.92%	2/25/2030	42,453	41,334	41,285	0.20
					135,719	126,924	0.61
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.(4)(10)	L + 6.75%	8.42%	3/18/2029	29,464	29,340	28,580	0.14
USIC Holdings, Inc. (5)(10)	L + 6.50%	8.17%	5/7/2029	8,594	8,541	8,186	0.04
					37,880	36,766	0.18
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	10.42%	12/31/2028	43,277	42,552	42,628	0.20
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 7.25%	8.82%	8/24/2029	32,725	32,248	32,192	0.15
					74,799	74,820	0.36
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L + 7.00%	8.67%	12/7/2029	25,000	24,765	24,000	0.11
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc. (4)(5)(9)	SOFR + 6.50%	7.03%	2/16/2030	52,500	51,499	51,188	0.24

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.50%	8.50%	4/15/2029	C$	15,800	12,445	11,956	0.06
CD&R Artemis UK Bidco Ltd. (4)(6)(7)(9)	L + 7.25%	9.50%	8/19/2029		25,000	21,908	22,189	0.11
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S + 7.25%	9.13%	8/19/2029		£65,340	87,302	77,442	0.37
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.99%	10/15/2027		29,372	28,885	29,151	0.14
						150,541	140,739	0.67
Health Care Technology
Imprivata, Inc.(4)(9)	SOFR + 6.25%	7.78%	12/1/2028		44,118	43,692	44,338	0.21
Hotels, Restaurants & Leisure
Mic Glen, LLC (9)	L + 6.75%	8.42%	7/30/2029		19,000	18,945	18,193	0.09
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	9.06%	11/1/2029		62,524	61,933	61,273	0.29
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(9)	C + 7.50%	9.31%	3/26/2029	C$	32,694	25,468	23,797	0.11
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	8.67%	2/16/2029		60,975	61,175	57,011	0.27
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	12.13%	11/24/2033		87,378	85,023	87,378	0.42
						146,198	144,390	0.69
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L + 6.50%	7.25%	8/31/2029		83,824	82,321	81,518	0.39
LSCS Holdings, Inc. (4)(9)	L + 8.00%	10.25%	11/30/2029		40,000	39,439	37,800	0.18
Phoenix Newco, Inc. (4)(6)(9)	L + 6.50%	8.17%	11/15/2029		90,000	88,286	85,950	0.41
						210,046	205,268	0.98
Media
Houghton Mifflin, LLC (4)(7)(9)	SOFR + 8.50%	10.03%	4/8/2030		80,500	78,535	74,190	0.35
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L + 7.25%	9.50%	12/31/2029		31,500	30,762	30,476	0.15
Professional Services
Aqgen Island Holdings, Inc. (5)(9)	L + 6.50%	7.50%	8/2/2029		34,508	34,177	32,352	0.15
Celestial Saturn Parent, Inc. (4)(9)	L + 6.50%	8.19%	6/4/2029		134,488	133,278	98,849	0.47
Deerfield Dakota Holding, LLC (10)	L + 6.75%	8.42%	4/7/2028		29,650	29,562	29,032	0.14
Thevelia US, LLC (4)(6)(9)	SOFR + 6.90%	8.79%	6/17/2030		182,046	176,611	176,585	0.84
VT Topco, Inc. (4)(10)	L + 6.75%	8.42%	7/31/2026		35,500	35,353	33,548	0.16
						408,981	370,365	1.77

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Software
Apex Group Treasury, LLC (4)(6)(9)	L + 6.75%	9.00%	7/27/2029	66,000	64,902	66,990	0.32
Cloudera, Inc. (9)	L + 6.00%	7.67%	8/9/2029	66,697	66,193	58,693	0.28
HS Purchaser, LLC (10)	SOFR + 6.75%	7.56%	11/19/2027	71,000	71,118	68,160	0.33
Idera, Inc. (4)(10)	L + 6.75%	7.82%	3/2/2029	30,331	30,236	28,966	0.14
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.74%	7/6/2029	31,950	31,557	31,471	0.15
Mitratech Holdings, Inc. (4)(10)	L + 6.75%	7.99%	4/28/2029	18,000	17,934	17,280	0.08
Proofpoint, Inc. (5)(9)	L + 6.25%	7.82%	6/8/2029	101,121	100,767	97,413	0.46
Symphony Technology Group (6)(10)	L + 8.25%	9.48%	5/3/2029	91,647	90,478	84,238	0.40
Virgin Pulse, Inc. (10)	L + 7.25%	8.92%	3/30/2029	27,000	26,829	23,288	0.11
Vision Solutions, Inc. (5)(10)	L + 7.25%	8.43%	3/4/2029	126,381	125,603	112,847	0.54
					625,615	589,346	2.81
Trading Companies & Distributors
Icebox Holdco III, Inc. (4)(9)	L + 6.75%	9.00%	12/16/2029	22,500	22,288	21,488	0.10
Transportation Infrastructure
Drive Chassis Holdco, LLC (8)	L + 6.75%	7.74%	4/10/2026	131,767	130,387	130,120	0.62
Total Second Lien Debt					$2,453,742	$2,334,394	11.13%
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L + 6.50%	7.68%	10/23/2034	$3,000	$3,000	$2,608	0.01%
AIMCO CLO Series 2015-A (5)(6)(8)	L + 6.60%	7.64%	10/17/2034	7,450	7,450	6,714	0.03
Allegro CLO Ltd. (4)(5)(6)(8)	L + 7.00%	8.06%	1/19/2033	3,895	3,857	3,620	0.02
Apidos CLO XXXIII (4)(5)(6)(8)	L + 5.95%	7.62%	7/20/2034	8,500	8,500	7,361	0.04
Apidos CLO XXXIII (5)(6)(8)	L + 6.35%	8.60%	10/24/2034	5,000	4,953	4,415	0.02
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L + 6.50%	8.75%	1/25/2034	9,000	9,000	8,039	0.04
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	8.50%	10/20/2034	7,750	7,750	6,825	0.03
Ares LXI CLO, Ltd. (5)(6)(8)	L + 6.75%	9.46%	10/28/2034	7,000	6,934	6,107	0.03
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L + 6.60%	8.20%	1/20/2035	7,000	6,933	6,262	0.03
Barings CLO, Ltd. (4)(6)(8)	L + 6.25%	7.71%	7/15/2034	6,000	6,000	5,147	0.02
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.65%	7.71%	1/18/2035	7,200	7,200	6,339	0.03
Benefit Street Partners CLO XXI (4)(6)(8)	L + 6.75%	8.44%	7/15/2034	6,500	6,500	5,922	0.03
Benefit Street Partners CLO XXII (4)(5)(6)(8)	L + 6.70%	8.44%	10/15/2034	3,000	2,970	2,721	0.01
BlueMountain CLO XXIX Ltd (4)(6)(8)	L + 6.86%	8.04%	7/25/2034	2,750	2,684	2,522	0.01
Broad River Ltd 2020-1 (4)(6)(8)	L + 6.50%	7.56%	7/20/2034	7,000	6,945	6,262	0.03
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L + 6.25%	7.31%	7/20/2034	7,000	7,000	6,200	0.03
Carval CLO V-C, LTD. (4)(5)(6)(8)	L + 6.75%	9.26%	10/15/2034	8,000	7,923	7,285	0.03
Carval CLO VI-C Ltd. (4)(6)(8)	L + 7.33%	8.73%	4/21/2034	8,750	8,663	8,068	0.04
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L + 6.80%	8.35%	10/16/2034	8,000	8,000	7,342	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations (continued)
CIFC Funding 2022-V, Ltd. (4)(6)(8)	L + 7.55%	7.55%	7/16/2033	10,000	9,900	9,900	0.05
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L + 6.15%	7.84%	8/20/2034	8,000	8,000	6,805	0.03
Eaton Vance CLO 2019-1 Ltd (4)(5)(6)(8)	L + 6.50%	7.54%	4/15/2031	3,750	3,754	3,436	0.02
Elmwood CLO 16, Ltd. (4)(5)(6)(8)	L + 7.22%	8.72%	4/20/2034	6,000	5,940	5,509	0.03
Elmwood CLO III, Ltd. (4)(6)(8)	L + 6.50%	7.54%	10/20/2034	3,500	3,500	3,132	0.01
Elmwood CLO VI, Ltd. (5)(6)(8)	L + 6.50%	7.54%	10/20/2034	4,000	4,000	3,579	0.02
Flatiron RR CLO 22, LLC (5)(6)(8)	L + 6.20%	7.56%	10/15/2034	5,000	5,000	4,579	0.02
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L + 6.61%	8.44%	10/20/2034	12,000	11,887	10,791	0.05
Galaxy 30 CLO, Ltd. (4)(5)(6)(8)	L + 5.95%	8.01%	10/25/2031	4,000	3,946	3,629	0.02
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L + 7.00%	7.00%	4/15/2035	3,000	2,971	2,725	0.01
Goldentree Loan Management US Clo 8 Ltd. (4)(6)(8)	L + 6.15%	7.78%	10/20/2034	6,200	6,200	5,426	0.03
Goldentree Loan Management US Clo 12 Ltd. (4)(5)(6)(8)	L + 7.25%	7.25%	4/20/2034	6,500	6,439	6,022	0.03
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L + 6.33%	7.37%	7/15/2034	3,500	3,488	3,125	0.01
Gulf Stream Meridian 7, Ltd. (4)(5)(6)(8)	L + 6.90%	6.90%	7/15/2035	5,000	4,951	4,490	0.02
Gulf Stream Meridian IIIA, Ltd. (4)(6)(8)	L + 6.75%	7.79%	4/15/2034	1,000	957	918	0.00
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L + 6.95%	7.16%	1/30/2035	9,500	9,318	8,566	0.04
HPS Loan Management 15-2019 Ltd (4)(5)(6)(8)	L + 6.80%	7.70%	1/22/2035	4,000	3,961	3,627	0.02
Jamestown CLO XIV, Ltd. (5)(6)(8)	L + 7.20%	8.26%	10/20/2034	10,000	9,810	8,828	0.04
Kayne CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	7.54%	4/15/2032	5,000	5,009	4,463	0.02
Magnetite XXXII Ltd (4)(5)(6)(8)	L + 6.90%	6.90%	4/15/2035	5,000	5,000	4,567	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L + 6.75%	8.08%	10/20/2034	6,500	6,500	5,922	0.03
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L + 6.25%	7.31%	10/20/2035	11,000	11,000	9,403	0.04
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L + 6.50%	6.75%	10/20/2034	4,250	4,065	3,673	0.02
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L + 6.60%	8.21%	12/2/2034	9,000	8,883	7,787	0.04
Octagon 55, Ltd (4)(6)(8)	L + 6.50%	7.56%	7/20/2034	11,000	10,873	9,868	0.05
Octagon 66, Ltd (4)(6)(8)	L + 7.80%	7.80%	8/16/2033	10,000	9,900	9,900	0.05
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L + 7.13%	8.17%	10/15/2033	5,000	4,977	4,371	0.02
Palmer Square CLO 2015-1, Ltd. (4)(6)(8)	L + 6.50%	8.00%	5/21/2034	2,000	1,906	1,755	0.01
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L + 6.50%	7.91%	11/14/2034	14,500	14,500	13,011	0.06
Park Avenue Institutional Advisers CLO Ltd 2022-1 (4)(5)(6)(8)	L + 7.30%	7.92%	4/20/2035	6,000	5,824	5,569	0.03
Post CLO 2022-1, Ltd. (4)(6)(8)	L + 6.45%	8.14%	10/15/2034	6,000	6,000	5,377	0.03
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L + 6.80%	6.80%	4/20/2035	5,000	4,976	4,494	0.02
PPM CLO 2, Ltd. (4)(5)(6)(8)	L + 6.55%	7.61%	4/16/2032	5,000	5,008	4,562	0.02
PPM CLO 6, Ltd. (5)(6)(8)	L + 6.50%	7.56%	10/18/2034	8,775	8,775	7,742	0.04
PPM CLO, Ltd. (5)(6)(8)	L + 6.50%	7.71%	10/18/2034	4,800	4,800	4,235	0.02
Rad CLO 14, Ltd. (4)(5)(6)(8)	L + 6.50%	7.51%	1/15/2035	6,750	6,750	5,856	0.03

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations (continued)
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L + 6.72%	7.94%	10/20/2034	4,000	3,943	3,524	0.02
RR 19, Ltd. (5)(6)(8)	L + 6.50%	7.83%	10/15/2035	3,000	3,000	2,703	0.01
RR 20, Ltd. (4)(6)(8)	L + 7.25%	7.25%	7/15/2037	4,000	3,960	3,717	0.02
Signal Peak 7, Ltd. (4)(6)(8)	L + 6.89%	8.18%	4/30/2032	3,875	3,842	3,597	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L + 6.56%	7.74%	10/25/2034	6,900	6,769	5,900	0.03
Symphony CLO 34-PS, Ltd. (4)(6)(8)	L + 7.56%	7.56%	7/24/2034	7,000	6,929	6,929	0.03
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L + 6.25%	7.67%	7/21/2034	8,000	8,000	7,068	0.03
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L + 7.06%	8.10%	7/15/2034	6,250	6,192	5,578	0.03
Vibrant CLO XII, Ltd. (4)(6)(8)	L + 7.11%	9.36%	1/30/2034	2,875	2,850	2,593	0.01
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L + 6.70%	7.74%	1/15/2035	8,250	8,092	7,104	0.03
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L + 6.40%	7.46%	7/19/2034	5,000	4,904	4,418	0.02
Total Structured Finance Obligations					$409,511	$370,531	1.77%
Unsecured Debt
Health Care Technology
Minerva Merger Sub, Inc. (5)(8)	6.50%	6.50%	2/15/2030	$7,146	$7,146	$5,964	0.03%
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%	6.00%	2/15/2029	6,272	6,076	4,536	0.02
Software
Condor Merger Sub, Inc. (8)	7.38%	7.38%	2/15/2030	14,286	14,286	11,654	0.06
Total Unsecured Debt					$27,508	$22,153	0.11%
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	$4,336	$5,492	0.03%
Micross Topco, Inc. (4)				116	125	116	0.00
					4,461	5,608	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,788	0.01
					2,751	3,590	0.02
Distributors
Box Co-Invest Blocker, LLC (4)				3,308,320	3,308	3,454	0.02
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				29,194,330	28,735	34,912	0.17
Deneb Ultimate Topco, LLC - Class A Units (4)				4,060	4,060	4,060	0.02
					32,795	38,972	0.19

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				15,636	13,261	12,616	0.06
Point Broadband Holdings, LLC - Class B Units (4)				833,140	2,375	1,925	0.01
					15,636	14,540	0.07
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				4,500	4,500	3,038	0.01
Health Care Providers & Services
AVE Holdings I Corp. (4)				12,237,213	11,870	12,023	0.06
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	42,423	0.20
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	5,460	0.03
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units (4)				19,700,000	19,700	18,912	0.09
NC Eve, L.P. - LP Interest (4)(6)				2,500,000	3,398	3,046	0.01
					88,135	87,329	0.42
Health Care Technology
Caerus Midco 2 S.À. R.L - Vehicle Units (4)(6)				4,941,452	4,941	4,941	0.02
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.12
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	56,845	0.27
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.03
Tricor Horizon, LP (4)(6)				14,151,361	14,151	14,151	0.07
Victors CCC Topco, LP (4)				9,600,000	9,600	9,600	0.05
					83,186	87,097	0.42
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,770	0.01
Expedition Holdco, LLC (4)				810,810	810	665	—
Knockout Intermediated Holdings I, Inc. (4)				49,020	47,795	47,795	0.23
Lobos Parent, Inc. - Series A Preferred Shares (4)				45,090	43,963	45,767	0.22
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	32,589	0.16
Mimecast Limited (4)(6)(7)				73,213,759	73,214	71,339	0.34
					198,160	199,923	0.95

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238,400	33,725	36,122	0.17
Frontline Road Safety Investments, LLC - Class A Common Units (4)				58,590	6,178	6,152	0.03
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,116	0.01
					41,019	43,389	0.21
Total Equity Investments					$504,581	$517,569	2.47%
Total Investments - non-controlled/non-affiliated					$46,957,986	$46,041,480	219.55%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(6)(14)					$719	$1,797	0.01%
Total Equity					$719	$1,797	0.01%
Total Investments — non-controlled/affiliated					$719	$1,797	0.01%
Investments—controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					$180,900	$180,900	0.86%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(6)(14)					1,421	1,767	0.01
Total Equity					$182,321	$182,667	0.87%
Total Investments — controlled/affiliated					$182,321	$182,667	0.87%
Investment in Joint Venture
BCRED Emerald JV (6)					$802,579	$768,479	3.66%
Investment in Joint Venture Total					$802,579	$768,479	3.66%
Total Investment Portfolio					$47,141,027	$46,225,946	220.43%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$140,579	$140,579	0.67%
Other Cash and Cash Equivalents					1,503,807	1,503,807	7.17
Total Portfolio Investments, Cash and Cash Equivalents					$48,785,413	$47,870,332	228.27%

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. Variable rate loans typically include an interest reference rate floor feature. As of June 30, 2022, 91.9% of the portfolio at fair value had a base rate floor above zero. For each such loan, the Company has provided the interest rate in effect on the date presented.
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
(6)    The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets represented 17.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$65,909	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(107)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	10,867	—
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	5,000	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/30/2028	7,593	—
Albireo Energy, LLC	Delayed Draw Term Loan	12/23/2026	11,026	—
Alera Group, Inc.	Delayed Draw Term Loan	10/2/2028	29,389	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	536	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(230)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	68,476	(685)
Anaplan, Inc.	Revolver	6/21/2028	53,206	(1,064)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	22,500	(225)
Armada Parent, Inc.	Revolver	10/29/2027	27,000	—
Armstrong Bidco Limited	Delayed Draw Term Loan	6/28/2029	200,065	(8)
Ascend Buyer, LLC	Revolver	9/30/2027	6,725	—
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	6,618	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	18,518	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(55)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(60)
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	22,662	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	57,432	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	26,865	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	59,019	—
Caerus US 1, Inc.	Revolver	5/25/2029	41,313	(826)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	6,398	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	3,896	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	26,770	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	91,739	(917)
CD&R Artemis UK Bidco Ltd.	Revolver	8/19/2026	25,000	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	2/11/2028	52,130	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Chronicle Bidco, Inc.	Delayed Draw Term Loan	11/14/2025	42,780	(765)
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	(87)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2028	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)
Confine Visual Bidco	Delayed Draw Term Loan	2/23/2029	55,557	(833)
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	9,580	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	78,721	—
CPI Buyer, LLC	Revolver	11/1/2026	23,143	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	25,392	(254)
Cumming Group, Inc.	Revolver	5/26/2027	22,178	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2027	4,381	—
DG Investment Intermediate Holdings 2, Inc.	Delayed Draw Term Loan	3/31/2028	3,865	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(1,051)
Donuts, Inc.	Delayed Draw Term Loan	5/14/2023	128,295	—
DTI Holdco, Inc.	Revolver	4/26/2027	7,200	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	14,541	(218)
EM Bidco Limited	Delayed Draw Term Loan	4/12/2029	1,688	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	—
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	11/22/2023	54,432	—
Enstructure LLC	Delayed Draw Term Loan	5/25/2029	18,743	—
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(127)
Episerver, Inc.	Revolver	4/9/2026	3,833	(48)
Experity, Inc.	Revolver	7/22/2027	13,452	(269)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	8/2/2022	27,125	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	23,239	—
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	5,129	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	4/30/2027	39,526	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(380)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	25,060	—
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	67,500	(675)
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	2,246	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,720	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	36,000	(360)
Gigamon Inc.	Revolver	3/11/2028	25,774	—

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	5,204	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	100,000	(1,125)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	—
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	—
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	6,930	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	7,875	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	38,209	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	3,239	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	18,629	(186)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/2/2024	76,315	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	—
Icebox Holdco III, Inc.	Delayed Draw Term Loan	12/22/2028	4,157	(239)
IG Investments Holdings, LLC	Revolver	9/22/2027	32,500	—
Infostretch Corporation	Revolver	4/1/2028	20,103	(402)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	98,095	(981)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	7/9/2023	6,321	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	71,642	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	59,184	—
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	44,474	(445)
Kaseya, Inc.	Revolver	6/25/2029	48,746	(975)
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	19,840	(198)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	7,327	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	18,452	(185)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	1,283	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2028	5,137	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	9,512	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	36,794	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Legacy Intermediate, LLC	Revolver	2/25/2028	17,242	(172)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	36,000	(360)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Loar Group, Inc.	Delayed Draw Term Loan	4/1/2024	100,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,206)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	8,370	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	19,765	—
Material Holdings, LLC	Revolver	8/17/2027	10,174	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	31,793	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	16,185	(103)
Medical Knowledge Group, LLC	Revolver	2/1/2029	34,020	—
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	—
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2027	831	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	42,074	(558)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	15,887	(303)
MRI Software, LLC	Revolver	2/10/2026	673	—
MRI Software, LLC	Revolver	5/14/2026	6,300	(709)

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	107,230	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	3,135	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	(65)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	84,378	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	—
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	3/2/2028	7,200	—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/28/2028	686	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(63)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	12,547	—
Plasma Buyer, LLC	Revolver	5/12/2028	14,467	(289)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	73,003	(913)
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	6/23/2027	3,352	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	2,400	—
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	58,112	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	—
Pro Mach Group, Inc.	Delayed Draw Term Loan	8/31/2028	1,216	—
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	87,711	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	25,460	—
Profile Products, LLC	Revolver	11/12/2027	12,887	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	5,543	(55)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	9,189	(46)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	9,016	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2026	5,686	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	8,766	—
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	5,243	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	8,117	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	77,680	—
RPBLS Midco, LLC	Delayed Draw Term Loan	4/1/2028	35,074	(351)
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	88,750	(750)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Revolver	9/1/2027	2,517	—
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	8,390	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	31,600	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(480)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	7,744	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	9,712	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/5/2024	58,933	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/1/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	43,227	—
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	150,022	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	114,658	—
SpecialtyCare, Inc.	Revolver	6/18/2026	5,935	—

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	7,139	(178)
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	13,833	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	45,312	(453)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	22,501	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	6,519	—
Tennessee Bidco Limited	Delayed Draw Term Loan	8/3/2028	74,991	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	342,095	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,055	(705)
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2028	16,410	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/4/2024	32,132	—
The NPD Group L.P.	Revolver	12/1/2027	52,471	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	7,481	—
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	7,875	—
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	1,333	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	20,128	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	109,037	(1,090)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	6,263	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	54,346	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	49,353	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(194)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	25,554	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	794	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	56,571	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	909	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	12,486	(125)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	19,482	—
Specialty Lending Company LLC	LLC Interest		102,600	—
Total Unfunded Commitments			$6,873,623	$(30,992)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of June 30, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of June 30, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of June 30, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of June 30, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of June 30, 2022 was 1.50%.
(14)     For unsettled positions the interest rate does not include the base rate.
(15)    Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

Blackstone Private Credit Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2022	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$1,614	$—	$—	$183	$1,797	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	212,400	—	(31,500)	—	180,900	12,159
BCRED Emerald JV	—	802,579	—	(34,100)	768,479	31,454
GSO DL Co-Invest CI LP	1,809	—	—	(42)	1,767	—
Total Controlled/Affiliated Investments	$214,209	$802,579	$(31,500)	$(34,142)	$951,146	$43,613

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	Euro 66 million	US Dollar 69 million	7/22/2022	$(541)
State Street Bank and Trust	Swedish Krona 110 million	US Dollar 11 million	10/5/2022	$(42)

Interest Rate Swaps

Interest Rate Swaps as of June 30, 2022
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024	$435,000	$(11,527)	$1,796	$(11,380)
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024	365,000	(10,134)	(545)	(10,093)
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024	500,000	(14,532)	1,822	(14,393)
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025	500,000	(15,075)	923	(14,823)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000	(11,953)	2,387	(11,783)
Deutsche Bank	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000	(11,624)	2,370	(11,805)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	400,000	(6,955)	—	(6,808)
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	500,000	(8,719)	—	(8,508)
Deutsche Bank	April 2026 UK Notes	4.87%	SOFR + 2.78%	4/14/2026	£250,000	(4,803)	—	(4,752)
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR + 3.00%	5/3/2027	625,000	(883)	—	(884)
Total Interest Rate Swaps						$(96,205)	$8,753	$(95,229)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/27/2027	$6,619	$6,579	$6,500	0.05%
Linquest Corp. (4)(7)(10)	L + 5.75%	6.50%	7/28/2028	157,106	153,737	153,516	1.19
Loar Group, Inc. (4)(11)	L + 7.25%	8.25%	10/2/2023	29,422	29,422	29,422	0.23
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	10,849	10,680	9,981	0.08
Peraton Corp. (10)	L + 3.75%	4.50%	2/1/2028	72,389	72,163	72,543	0.56
Vertex Aerospace Services Corp. (10)	L + 4.00%	4.75%	10/27/2028	22,385	22,293	22,379	0.17
					294,874	294,342	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	271,064	265,859	268,354	2.09
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	105,679	104,902	104,622	0.81
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	34,388	33,430	34,388	0.27
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	38,742	38,698	38,742	0.30
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	218,835	213,914	213,878	1.66
SEKO Global Logistics Network, LLC (4)(11)	E + 5.00%	6.00%	12/30/2026	€35,393	40,412	40,295	0.31
SEKO Global Logistics Network, LLC (4)(7)(11)	L + 5.00%	6.00%	12/30/2026	103,543	102,300	103,315	0.80
The Kenan Advantage Group, Inc. (10)	L + 3.75%	4.50%	3/12/2026	19,039	19,034	19,013	0.15
Wwex Uni Topco Holdings, LLC (10)	L + 4.25%	5.00%	7/26/2028	12,681	12,562	12,731	0.10
					831,112	835,338	6.49
Airlines
Air Canada (6)(10)	L + 3.50%	4.25%	8/11/2028	7,819	7,745	7,823	0.06
American Airlines, Inc. (6)(10)	L + 4.75%	5.50%	3/11/2028	7,314	7,248	7,591	0.06
United Airlines, Inc. (6)(10)	L + 3.75%	4.50%	4/21/2028	16,631	16,629	16,728	0.13
					31,622	32,143	0.25
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	3.35%	4/30/2026	6,806	6,809	6,780	0.05
Metis Buyer, Inc. (4)(5)(7)(8) - Revolving Term Loan	L + 3.75%	3.85%	5/4/2028	4,275	4,099	4,221	0.03
Metis Buyer, Inc. (10)	L + 4.00%	4.75%	5/4/2028	49,750	48,510	49,859	0.39
Wheel Pros, Inc. (10)	L + 4.50%	5.25%	4/23/2028	25,906	25,912	25,901	0.20
					85,330	86,761	0.67
Beverages
Arterra Wines Canada, Inc. (6)(10)	L + 3.50%	4.25%	11/24/2027	4,957	4,984	4,970	0.04
Triton Water Holdings, Inc. (9)	L + 3.50%	4.00%	3/18/2028	26,637	26,601	26,387	0.21
					31,585	31,357	0.25

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L + 3.25%	3.75%	4/12/2028	2,947	2,934	2,946	0.02
CP Atlas Buyer, Inc. (9)	L + 3.75%	4.25%	11/23/2027	31,556	31,560	31,461	0.24
Empire Today, LLC (10)	L + 5.00%	5.75%	3/8/2028	69,572	68,419	68,485	0.53
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	2/26/2027	78,944	77,860	78,550	0.61
Great Day Improvements, LLC (4)(7)(9)	L + 6.25%	6.75%	12/29/2027	245,000	239,342	239,335	1.86
Illuminate Merger Sub Corp. (9)	L + 3.50%	4.00%	6/30/2028	8,000	7,944	7,949	0.06
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	52,938	52,414	52,938	0.41
Kodiak BP, LLC (10)	L + 3.25%	4.00%	2/25/2028	10,389	10,369	10,330	0.08
L&S Mechanical Acquisition, LLC (4)(7)(10)	L + 5.75%	6.50%	9/1/2027	114,795	112,627	112,499	0.88
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	105,696	105,247	106,269	0.83
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	27,963	27,739	27,963	0.22
Mi Windows and Doors, LLC (10)	L + 3.75%	4.50%	12/18/2027	24,288	24,404	24,425	0.19
Symphony Technology Group (10)	L + 5.00%	5.75%	5/3/2028	63,186	62,591	63,117	0.49
Windows Acquisition Holdings, Inc. (4)(11)	L + 6.50%	7.50%	12/29/2026	62,366	61,321	62,366	0.49
					884,772	888,631	6.91
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	4.60%	7/31/2026	17,347	17,392	17,418	0.14
Situs-AMC Holdings Corporation (4)(10)	L + 5.75%	6.50%	12/22/2027	110,000	108,905	108,900	0.85
Superannuation And Investments US, LLC (6)(9)	L + 3.75%	4.25%	9/23/2028	14,364	14,244	14,391	0.11
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	4.25%	3/15/2028	19,880	19,814	19,894	0.15
					160,355	160,602	1.25
Chemicals
Dominion Colour Corporation (4)(6)(7)(11)	L + 8.25% (incl. 2.00% PIK)	9.25%	4/6/2024	35,687	34,449	35,062	0.27
Geon Performance Solutions, LLC (10)	L + 4.75%	5.50%	8/9/2028	7,389	7,336	7,463	0.06
Hyperion Materials & Technologies, Inc. (9)	L + 4.50%	5.00%	8/28/2028	25,252	25,160	25,326	0.20
LSF11 Skyscraper Holdco S.à r.l, LLC (6)(10)	L + 3.50%	4.25%	9/29/2027	19,850	19,758	19,863	0.15
New Arclin US Holding Corp. (6)(7)(9)	L + 3.75%	4.25%	9/21/2028	20,208	20,115	20,209	0.16
NIC Acquisition Corp. (10)	L + 3.75%	4.50%	12/29/2027	13,837	13,824	13,698	0.11
Olympus Water US Holding Corp. (9)	L + 3.75%	4.25%	9/21/2028	10,625	10,598	10,605	0.08
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	30,420	28,311	29,675	0.23
					159,550	161,901	1.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	3.84%	2/27/2025	16,040	16,025	15,961	0.12
Allied Universal Holdco, LLC (9)	L + 3.75%	4.25%	5/12/2028	33,952	33,913	33,884	0.26
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.85%	5/7/2028	372,166	372,166	372,166	2.90
DG Investment Intermediate Holdings 2, Inc. (10)	L + 3.50%	4.25%	3/17/2028	29,592	29,647	29,620	0.23
Divisions Holding Corp. (10)	L + 4.75%	5.50%	5/29/2028	24,036	23,815	24,126	0.19
EAB Global, Inc. (9)	L + 3.50%	4.00%	6/28/2028	8,000	7,956	7,967	0.06
ECP Gopher Holdings L.P. (11)	L + 3.25%	4.25%	3/6/2025	3,958	3,973	3,721	0.03
Foundational Education Group, Inc. (4)(9)	L + 4.25%	4.75%	8/31/2028	9,143	9,056	9,166	0.07
Garda World Security Corp. (6)(8)	L + 4.25%	4.36%	10/30/2026	29,435	29,511	29,432	0.23
Genuine Financial Holdings, LLC (8)	L + 3.75%	3.85%	7/11/2025	6,938	6,850	6,924	0.05
International SOS The Americas LP (6)(9)	L + 3.75%	4.25%	8/5/2028	2,331	2,309	2,337	0.02
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	136,278	132,073	132,067	1.03
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	243,525	239,876	241,699	1.88
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	46,505	45,900	46,157	0.36
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	45,655	44,433	44,421	0.35
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	197,224	193,290	193,280	1.50
MaxGen Energy Services Corporation (4)(11)	L + 4.75%	5.75%	6/2/2027	59,700	58,353	58,208	0.45
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	260,796	255,309	255,275	1.99
PECF USS Intermediate Holding III Corp. (9)	L + 4.25%	4.75%	12/15/2028	20,842	20,811	20,891	0.16
Recycle & Resource US, LLC (6)(9)	L + 3.50%	4.00%	7/8/2028	5,219	5,182	5,213	0.04
Revspring, Inc. (8)	L + 4.25%	4.47%	10/11/2025	15,443	15,323	15,501	0.12
Spin Holdco Inc. (10)	L + 4.00%	4.75%	3/1/2028	25,434	25,326	25,547	0.20
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	16,289	15,748	15,668	0.12
TRC Companies, Inc. (9)	L + 3.75%	4.25%	6/21/2024	18,778	18,679	18,711	0.15
TruGreen Limited Partnership (10)	L + 4.00%	4.75%	11/2/2027	5,955	5,990	5,969	0.05
USIC Holdings, Inc. (10)	L + 3.50%	4.25%	5/12/2028	24,938	24,822	24,938	0.19
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	20,584	20,632	20,636	0.16
					1,656,969	1,659,483	12.91
Construction & Engineering
Aegion Corporation (10)	L + 4.75%	5.50%	5/17/2028	23,879	23,814	24,018	0.19
ASP Endeavor Acquisition, LLC (4)(9)	L + 6.50%	7.00%	5/3/2027	35,820	35,183	35,462	0.28
COP Home Services TopCo IV, Inc. (4)(7)(11)	L + 5.00%	6.00%	12/31/2027	128,886	125,700	127,513	0.99
Peak Utility Services Group, Inc. (4)(7)(11)	L + 5.00%	6.00%	2/26/2028	23,622	23,380	23,467	0.18
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 4.50%	5.25%	8/24/2028	42,519	41,196	42,498	0.33
Tutor Perini Corp. (6)(11)	L + 4.75%	5.75%	8/13/2027	2,963	2,992	2,974	0.02
					252,266	255,933	1.99

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC (9)	L + 4.00%	4.50%	10/19/2027	23,827	23,913	23,878	0.19
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	77,601	75,982	75,920	0.59
Berlin Packaging, LLC (9)	L + 3.75%	4.25%	3/11/2028	8,544	8,480	8,545	0.07
Charter NEX US, Inc. (10)	L + 3.75%	4.50%	12/1/2027	21,359	21,428	21,431	0.17
Flex Acquisition Co., Inc. (9)	L + 3.50%	4.00%	2/23/2028	8,191	8,173	8,185	0.06
Flex Acquisition Co., Inc. (8)	L + 3.00%	3.13%	6/29/2025	9,475	9,462	9,404	0.07
Graham Packaging Co, Inc. (10)	L + 3.00%	3.75%	8/4/2027	4,963	4,972	4,956	0.04
IBC Capital US, LLC (6)(8)	L + 3.75%	3.97%	9/11/2023	18,513	18,477	18,393	0.14
LABL, Inc. (9)	L + 5.00%	5.50%	10/29/2028	7,143	7,037	7,144	0.06
MAR Bidco Sarl (6)(9)	L + 4.25%	4.75%	4/20/2028	3,806	3,788	3,813	0.03
Pretium PKG Holdings, Inc. (9)	L + 4.00%	4.50%	8/27/2028	18,889	18,439	18,878	0.15
ProAmpac PG Borrower, LLC (10)	L + 3.75%	4.50%	11/3/2025	30,050	30,103	30,121	0.23
TricorBraun Holdings, Inc. (9)	L + 3.25%	3.75%	3/3/2028	13,067	13,011	12,991	0.10
Trident TPI Holdings, Inc. (7)(11)	L + 3.25%	4.25%	10/17/2024	13,886	13,875	13,907	0.11
Trident TPI Holdings, Inc. (9)	L + 4.00%	4.50%	7/29/2028	7,433	7,426	7,440	0.06
					240,652	241,124	1.88
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	34,800	34,110	34,104	0.27
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	5,925	5,827	5,880	0.05
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	14,850	14,601	14,887	0.12
Genuine Cable Group, LLC (4)(6)(7)(10)	L + 5.75%	6.50%	11/2/2026	22,695	22,079	22,239	0.17
Marcone Yellowstone Buyer, Inc. (7)(10)	L + 5.50%	6.25%	12/23/2028	83,636	81,696	81,696	0.64
NDC Acquisition Corp. (4)(11)	L + 5.75%	6.75%	3/9/2027	22,331	21,801	22,108	0.17
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	56,508	55,192	55,378	0.43
Tailwind Colony Holding Corporation (4)(11)	L + 6.25%	7.25%	11/13/2024	11,961	11,740	11,591	0.09
Unified Door & Hardware Group, LLC (4)(11)	L + 6.25%	7.25%	6/30/2025	53,486	52,614	53,218	0.41
					299,793	301,281	2.35

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	968,124	959,067	968,124	7.53
Dreambox Learning Holding LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	135,213	132,360	132,509	1.03
eResearchTechnology, Inc. (11)	L + 4.50%	5.50%	2/4/2027	28,103	28,220	28,234	0.22
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	44,291	42,789	42,744	0.33
KUEHG Corp. (11)	L + 3.75%	4.75%	2/21/2025	22,830	22,577	22,417	0.17
LAH Borrower, LL (4)(6)(10)	L + 5.75%	6.50%	10/12/2027	9,250	9,071	9,215	0.07
Learning Care Group (11)	L + 3.25%	4.25%	3/13/2025	19,838	19,548	19,491	0.15
Loyalty Ventures, Inc. (9)	L + 4.50%	5.00%	11/3/2027	9,375	9,189	9,355	0.07
Pre-Paid Legal Services, Inc. (9)	L + 3.75%	4.25%	5/1/2025	23,239	23,007	23,133	0.18
Weld North Education, LLC (9)	L + 3.75%	4.25%	12/21/2027	24,271	24,271	24,307	0.19
					1,270,100	1,279,529	9.94
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	166,707	163,558	165,040	1.28
Lereta, LLC (10)	L + 5.25%	6.00%	7/27/2028	34,635	34,309	34,664	0.27
Mitchell International, Inc. (9)	L + 3.75%	4.25%	10/15/2028	38,979	38,694	38,809	0.30
Sedgwick Claims Management Services, Inc. (6)(11)	L + 4.25%	5.25%	9/3/2026	2,450	2,474	2,457	0.02
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	3.35%	12/31/2025	7,961	7,937	7,909	0.06
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	277,963	275,701	277,079	2.16
					522,673	525,958	4.09
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L + 3.69%	3.81%	1/31/2026	5,050	5,056	5,016	0.04
Numericable US, LLC (6)(8)	L + 4.00%	4.12%	8/14/2026	23,829	23,851	23,745	0.18
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	162,000	157,216	157,037	1.22
					186,123	185,798	1.44
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	48,950	47,785	48,332	0.38
Electrical Equipment
Emergency Power Holdings, LLC (4)(7)(11)	L + 5.50%	6.50%	8/17/2028	195,000	190,778	190,539	1.48
Madison IAQ, LLC (9)	L + 3.25%	3.75%	6/16/2028	6,989	6,956	6,992	0.05
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	348,034	346,642	346,861	2.70
Relay Purchaser, LLC (4)(7)(10)	L + 6.00%	6.75%	8/30/2028	200,000	195,928	197,214	1.53
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	11,377	11,140	11,434	0.09
					751,443	753,040	5.85

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(7)(11)	L + 6.00%	7.00%	12/23/2026	35,496	34,857	34,858	0.27
ConvergeOne Holdings, Inc. (7)(8)	L + 5.00%	5.10%	1/4/2026	31,765	28,772	29,603	0.23
CPI International, Inc. (11)	L + 3.25%	4.25%	7/26/2024	8,977	8,991	8,980	0.07
Infinite Bidco, LLC (9)	L + 3.75%	4.25%	2/24/2028	21,831	21,806	21,797	0.17
Ingram Micro, Inc. (9)	L + 3.50%	4.00%	3/31/2028	3,980	3,942	3,986	0.03
					98,369	99,224	0.77
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	10,668	10,058	10,482	0.08
EnergySolutions, LLC (11)	L + 3.75%	4.75%	5/9/2025	11,270	11,255	11,270	0.09
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	22,793	21,815	22,793	0.18
					43,128	44,544	0.35
Entertainment
CE Intermediate I, LLC (4)(9)	L + 4.00%	4.50%	11/10/2028	7,778	7,701	7,729	0.06
Herschend Entertainment Co, LLC (9)	L + 3.75%	4.25%	8/27/2028	5,306	5,255	5,306	0.04
Recorded Books, Inc. (8)	L + 4.00%	4.10%	8/29/2025	15,615	15,631	15,623	0.12
					28,588	28,658	0.22
Food Products
CHG PPC Parent, LLC (9)	L + 3.00%	3.50%	11/16/2028	7,339	7,303	7,326	0.06
Quantum Bidco, Ltd. (6)(8)	S + 6.00%	6.11%	2/5/2028	£18,500	24,474	24,712	0.19
Snacking Investments US, LLC (6)(11)	L + 4.00%	5.00%	12/18/2026	4,975	5,005	4,984	0.04
					36,782	37,022	0.29
Health Care Equipment & Supplies
CPI Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	265,496	258,989	258,905	2.01
GCX Corporation Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	9/13/2027	197,505	193,079	192,880	1.50
Mozart Borrower LP (9)	L + 3.25%	3.75%	9/20/2028	30,000	29,171	30,027	0.23
Resonetics, LLC (10)	L + 4.00%	4.75%	4/28/2028	18,666	18,616	18,689	0.15
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L + 3.75%	4.50%	10/2/2026	18,726	18,778	18,821	0.15
TecoStar Holdings, Inc. (11)	L + 3.50%	4.50%	5/1/2024	20,799	20,703	19,852	0.15
					539,336	539,175	4.19
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(7)(10)	L + 5.50%	6.25%	8/2/2028	202,967	198,052	199,981	1.56
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	43,521	42,636	42,961	0.33
ADMI Corp. (9)	L + 3.50%	4.00%	12/23/2027	15,586	15,514	15,582	0.12
AHP Health Partners, Inc. (9)	L + 3.50%	4.00%	8/4/2028	4,725	4,703	4,732	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
AMGH Holding Corp. (11)	L + 4.25%	5.25%	3/14/2025	11,762		11,768	11,735	0.09
Canadian Hospital Specialties Ltd. (4)(6)(7)(11)	L + 4.25%	5.25%	4/14/2028	C$	41,781	32,404	32,351	0.25
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25%	7.00%	12/21/2028	464,809		454,639	454,595	3.54
CHG Healthcare Services, Inc. (9)	L + 3.50%	4.00%	9/29/2028	8,978		8,938	8,990	0.07
Covenant Surgical Partners, Inc. (8)	L + 4.00%	4.10%	7/1/2026	2,975		2,931	2,946	0.02
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	113,594		111,423	112,458	0.87
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	36,706		36,191	36,297	0.28
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	29,421		29,421	29,421	0.23
GC EOS Buyer, Inc. (8)	L + 4.50%	4.60%	8/1/2025	2,003		1,993	2,003	0.02
Global Medical Response, Inc. (11)	L + 4.25%	5.25%	10/2/2025	21,619		21,698	21,560	0.17
Gordian Medical, Inc. (10)	L + 6.25%	7.00%	3/29/2027	66,833		64,778	66,554	0.52
Heartland Dental, LLC (8)	L + 4.00%	4.10%	4/30/2025	15,057		14,999	15,054	0.12
ICS US Holdings, Inc. (6)(9)	L + 5.25%	5.75%	6/8/2028	35,000		33,250	33,250	0.26
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.00%	10/15/2026	204,293		200,666	202,250	1.57
LifePoint Health, Inc. (8)	L + 3.75%	3.85%	11/16/2025	10,000		10,018	10,005	0.08
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	4.00%	3/5/2028	6,377		6,350	6,348	0.05
National Mentor Holdings, Inc. (7)(10)	L + 3.75%	4.50%	2/18/2028	11,320		11,038	10,943	0.09
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	375,002		371,541	373,127	2.90
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	68,328		67,902	68,328	0.53
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	5.50%	2/28/2028	15,257		15,044	15,273	0.12
Padagis, LLC (6)(9)	L + 4.75%	5.25%	6/30/2028	10,371		10,296	10,338	0.08
Pathway Vet Alliance, LLC (8)	L + 3.75%	3.85%	3/31/2027	1,985		1,983	1,981	0.02
PetVet Care Centers, LLC (10)	L + 3.50%	4.25%	2/14/2025	31,505		31,530	31,540	0.25
Phoenix Guarantor, Inc. (8)	L + 3.25%	3.35%	3/5/2026	4,754		4,759	4,730	0.04
Phoenix Guarantor, Inc. (8)	L + 3.50%	3.60%	3/5/2026	8,086		8,086	8,064	0.06
Pluto Acquisition I, Inc. (8)	L + 4.00%	4.18%	6/22/2026	398		398	397	0.00
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.25%	3/9/2026	22,106		22,106	22,106	0.17
Radnet, Inc. (6)(10)	L + 3.00%	3.75%	4/22/2028	4,912		4,890	4,918	0.04
Reverb Buyer, Inc. (7)(9)	L + 3.50%	4.00%	11/1/2028	8,592		8,546	8,594	0.07
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/23/2028	398,136		388,413	388,500	3.02
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	396,000		383,095	388,125	3.02
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	132,563		129,011	129,008	1.00
Surgery Centers Holdings, Inc. (6)(10)	L + 3.75%	4.50%	8/31/2026	24,744		24,721	24,767	0.19
The GI Alliance Management, LLC (4)(7)(11)	L + 6.25%	7.25%	11/4/2024	211,618		208,856	209,542	1.63
TTF Holdings, LLC (4)(10)	L + 4.25%	5.00%	3/24/2028	6,551		6,507	6,567	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare, LLC (10)	L + 4.25%	5.00%	12/16/2027	20,334	20,333	20,382	0.16
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	4.75%	9/22/2028	29,018	28,878	28,984	0.23
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	131,930	128,607	128,952	1.00
WHCG Purchaser III, Inc. (4)(7)(10)	L + 5.75%	6.50%	6/22/2028	86,559	84,384	84,226	0.66
WP CityMD Bidco, LLC (9)	L + 3.25%	3.75%	11/18/2028	15,000	14,981	15,012	0.12
					3,278,275	3,293,479	25.64
Health Care Technology
athenahealth, Inc. (8)	L + 4.25%	4.40%	2/11/2026	19,188	19,298	19,215	0.15
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026	123,323	120,934	120,856	0.94
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026	29,660	29,533	30,549	0.24
FH MD Buyer, Inc. (10)	L + 5.00%	5.75%	6/16/2028	47,381	46,937	47,144	0.37
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028	117,720	115,039	114,970	0.89
Netsmart Technologies, Inc. (10)	L + 4.00%	4.75%	10/1/2027	24,813	24,916	24,900	0.19
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173	68,879	69,279	0.54
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028	8,547	8,507	8,549	0.07
Therapy Brands Holdings, LLC (4)(5)(7)(10)	L + 4.00%	4.75%	5/12/2028	6,357	6,328	6,357	0.05
Verscend Holding Corp. (8)	L + 4.00%	4.10%	8/27/2025	20,423	20,486	20,443	0.16
Waystar Technologies, Inc. (8)	L + 4.00%	4.10%	10/22/2026	23,226	23,299	23,236	0.18
					484,157	485,498	3.78
Hotels, Restaurants & Leisure
CEC Entertainment, Inc. (5)(8)	6.75%	6.75%	5/1/2026	79,800	79,780	78,287	0.61
Flynn Restaurant Group LP (9)	L + 4.25%	4.75%	12/1/2028	17,789	17,641	17,609	0.14
IRB Holding Corp. (11)	L + 3.25%	4.25%	12/15/2027	34,705	34,778	34,753	0.27
Tacala Investment Corp. (10)	L + 3.50%	4.25%	2/5/2027	35,473	35,557	35,454	0.28
					167,756	166,104	1.30
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	L + 4.00%	4.50%	6/16/2028	16,024	15,984	16,097	0.13
Instant Brands Holdings, Inc. (10)	L + 5.00%	5.75%	4/12/2028	81,813	80,711	76,904	0.60
					96,694	93,000	0.73
Industrial Conglomerates
Bettcher Industries, Inc. (4)(11)	SOFR + 4.00%	4.12%	12/13/2028	11,316	11,203	11,316	0.09
Engineered Machinery Holdings, Inc. (10)	L + 3.75%	4.50%	5/19/2028	15,525	15,510	15,510	0.12
Excelitas Technologies Corp. (11)	L + 3.50%	4.50%	12/2/2024	22,788	22,813	22,902	0.18
FCG Acquisitions, Inc. (9)	L + 3.75%	4.25%	3/16/2028	23,578	23,590	23,549	0.18
Madison Safety & Flow LLC (8)	L + 3.75%	4.25%	12/14/2028	5,195	5,169	5,201	0.04
Vertical US Newco, Inc. (6)(9)	L + 3.50%	4.00%	7/30/2027	15,650	15,731	15,681	0.12
					94,015	94,160	0.73

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance
Acrisure, LLC (8)	L + 3.50%	3.72%	2/15/2027		1,985	1,970	1,966	0.02
Acrisure, LLC (9)	L + 3.75%	4.25%	2/15/2027		12,180	12,078	12,180	0.09
Acrisure, LLC (9)	L + 4.25%	4.75%	2/15/2027		6,849	6,799	6,858	0.05
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		70,556	69,671	69,642	0.54
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	3.35%	5/9/2025		8,017	8,008	7,947	0.06
Alliant Holdings Intermediate, LLC (9)	L + 3.50%	4.00%	10/8/2027		13,351	13,335	13,354	0.10
AssuredPartners, Inc. (9)	L + 3.50%	4.00%	2/12/2027		30,484	30,255	30,479	0.24
Baldwin Risk Partners, LLC (6)(9)	L + 3.50%	4.00%	10/14/2027		10,448	10,398	10,409	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		94,500	92,464	92,341	0.72
BroadStreet Partners, Inc. (8)	L + 3.00%	3.10%	1/27/2027		7,919	7,917	7,831	0.06
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		97,144	95,523	95,418	0.74
Galway Borrower, LLC (4)(7)(10)	L + 5.25%	6.00%	9/24/2028		238,194	233,541	233,365	1.82
High Street Buyer, Inc. (4)(7)(10)	L + 6.00%	6.75%	4/14/2028		92,587	90,757	90,519	0.70
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.00%	11/12/2027		14,040	14,011	14,001	0.11
HUB International Limited (10)	L + 3.25%	4.00%	4/25/2025		12,595	12,576	12,610	0.10
HUB International Limited (8)	L + 2.75%	2.87%	4/25/2025		2,969	2,970	2,939	0.02
Integrity Marketing Acquisition, LLC (4)(7)(10)	L + 5.50%	6.25%	8/27/2025		36,854	35,775	36,165	0.28
Integrity Marketing Acquisition, LLC (4)(11)	L + 5.75%	6.75%	8/27/2025		39,758	39,280	39,659	0.31
Jones Deslauriers Insurance Management, Inc. (6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	81,932	63,941	64,639	0.50
NFP Corp. (8)	L + 3.25%	3.35%	2/15/2027		9,525	9,506	9,388	0.07
PGIS Intermediate Holdings, LLC (4)(7)(10)	L + 5.50%	6.25%	10/14/2028		64,080	62,478	62,505	0.49
RSC Acquisition, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	10/30/2026		24,096	23,610	24,034	0.19
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		100,946	100,383	100,694	0.78
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	7.05%	8/3/2028		£77,545	102,899	101,517	0.79
Tennessee Bidco Limited (4)(6)(8)	L + 7.00%	7.15%	8/3/2028		194,958	189,838	189,110	1.47
						1,329,987	1,329,568	10.33
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		2,500	2,500	2,500	0.02
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	6/29/2026		18,953	18,758	19,028	0.15
MH Sub I, LLC (11)	L + 3.75%	4.75%	9/13/2024		34,088	34,142	34,201	0.27
Project Boost Purchaser, LLC (8)	L + 3.50%	3.60%	6/1/2026		990	990	990	0.01
Project Boost Purchaser, LLC (9)	L + 3.50%	4.00%	6/1/2026		10,468	10,442	10,481	0.08
SurveyMonkey, Inc. (6)(8)	L + 3.75%	3.86%	10/10/2025		6,829	6,823	6,804	0.05
						73,656	74,005	0.58

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026	113,838	111,902	113,268	0.88
Prodege International Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	491,000	479,825	479,737	3.73
Shutterfly, LLC (4)(10)	L + 5.00%	5.75%	9/25/2026	160,969	159,357	159,761	1.24
Wireless Vision, LLC (4)(11)	L + 5.50%	6.50%	12/30/2025	22,715	22,715	22,715	0.18
					773,799	775,483	6.03
IT Services
Ahead DB Holdings, LLC (5)(10)	L + 3.75%	4.50%	10/18/2027	2,596	2,609	2,603	0.02
AI Altius Bidco, Inc. (4)(5)(6)(7)(10)	L + 5.50%	6.25%	12/1/2028	144,577	141,353	141,338	1.10
AI Altius Bidco, Inc. (4)(6)(7)(8)	9.75%	9.75%	12/1/2028	21,205	20,571	20,568	0.16
Dcert Buyer, Inc. (8)	L + 4.00%	4.10%	10/16/2026	13,244	13,263	13,236	0.10
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.25%	2/10/2028	31,555	31,393	31,333	0.24
Ensono Holdings, LLC (10)	L + 4.00%	4.75%	5/19/2028	41,033	40,949	41,054	0.32
Inovalon Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	11/24/2028	931,793	907,468	907,254	7.06
Park Place Technologies, LLC (4)(11)	L + 5.00%	6.00%	11/10/2027	40,362	39,483	40,370	0.31
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027	191,200	187,495	187,376	1.46
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	150,822	148,448	145,920	1.14
Sabre GLBL, Inc. (6)(9)	L + 3.50%	4.00%	12/17/2027	12,227	12,197	12,089	0.09
TierPoint, LLC (10)	L + 3.75%	4.50%	5/6/2026	19,767	19,658	19,800	0.15
Turing Holdco, Inc. (4)(6)(7)(8)	L + 6.00%	6.13%	8/3/2028	28,975	30,407	30,009	0.23
Virtusa Corp. (10)	L + 3.75%	4.50%	2/11/2028	19,367	19,370	19,452	0.15
					1,614,663	1,612,403	12.53
Leisure Products
Alterra Mountain Company (9)	L + 3.50%	4.00%	8/17/2028	4,988	5,003	4,988	0.04
Lew's Intermediate Holdings, LLC (4)(10)	L + 5.00%	5.75%	1/26/2028	26,202	25,972	26,136	0.20
Lucky Bucks, LLC (6)(10)	L + 5.50%	6.25%	7/21/2027	58,000	56,906	57,130	0.44
Recess Holdings, Inc. (11)	L + 3.75%	4.75%	9/30/2024	19,824	19,800	19,768	0.15
					107,681	108,022	0.83
Life Sciences Tools & Services
Cambrex Corp. (10)	L + 3.50%	4.25%	12/4/2026	15,136	15,199	15,169	0.12
Curia Global, Inc. (10)	L + 3.75%	4.50%	8/30/2026	32,868	32,900	32,950	0.26
LSCS Holdings, Inc. (9)	L + 4.50%	5.00%	12/16/2028	15,748	15,664	15,772	0.12
Maravai Intermediate Holdings, LLC (6)(11)	L + 3.75%	4.75%	10/19/2027	1,978	2,000	1,989	0.02
Packaging Coordinators Midco, Inc. (10)	L + 3.75%	4.50%	11/30/2027	10,694	10,683	10,707	0.08
					76,446	76,588	0.60

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (12)	L + 5.50%	6.75%	8/1/2024	70,120	70,206	68,987	0.54
ASP Blade Holdings, Inc. (9)	L + 4.00%	4.50%	10/13/2028	5,000	4,973	5,006	0.04
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	9,912	9,709	9,700	0.08
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	4.75%	3/1/2025	5,938	5,917	5,907	0.05
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.00%	8/31/2028	16,527	16,505	16,614	0.13
					107,311	106,214	0.84
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	227,250	222,139	221,985	1.73
Media
Altice Financing S.A. (5)(6)(8)	5.75%	5.75%	8/15/2029	994	1,004	986	0.01
Digital Media Solutions, LLC (6)(10)	L + 5.00%	5.75%	5/24/2026	32,818	32,093	32,633	0.25
McGraw-Hill Education, Inc. (9)	L + 4.75%	5.25%	7/28/2028	28,790	28,514	28,704	0.22
Radiate Holdco, LLC (10)	L + 3.25%	4.00%	9/25/2026	27,000	26,934	26,944	0.21
Terrier Media Buyer, Inc. (8)	L + 3.50%	3.60%	12/17/2026	4,697	4,697	4,681	0.04
Univision Communications, Inc. (10)	L + 3.25%	4.00%	3/15/2026	14,860	14,838	14,912	0.12
					108,079	108,860	0.85
Metals & Mining
American Rock Salt Company, LLC (10)	L + 4.00%	4.75%	6/4/2028	20,895	20,877	20,869	0.16
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	29,854	29,802	29,612	0.23
					50,679	50,481	0.39
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	36,013	35,593	36,013	0.28
Freeport LNG Investments, LLLP (9)	L + 3.50%	4.00%	12/21/2028	4,230	4,190	4,195	0.03
Lucid Energy Group II Borrower, LLC (6)(10)	L + 4.25%	5.00%	11/24/2028	14,988	14,839	14,830	0.12
					54,622	55,038	0.43
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	115,420	112,583	112,517	0.88
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L + 6.00%	6.75%	4/27/2028	38,680	37,831	38,857	0.30
Jazz Pharmaceuticals, Inc. (6)(9)	L + 3.50%	4.00%	4/21/2028	5,985	5,957	6,015	0.05
Sharp Midco, LLC (4)(9)	L + 4.00%	4.50%	12/14/2028	5,323	5,309	5,329	0.04
					49,097	50,201	0.39

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	164,239	162,776	163,418	1.27
Aqgen Island Holdings, Inc. (9)	L + 3.50%	4.00%	5/20/2028	34,000	33,854	33,915	0.26
Armor Holdco, Inc. (6)(9)	L + 4.50%	5.00%	12/11/2028	3,636	3,600	3,653	0.03
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	5.50%	8/27/2026	4,962	5,034	4,998	0.04
BMC Acquisition, Inc. (11)	L + 5.25%	6.25%	12/28/2024	4,717	4,704	4,699	0.04
BPPH2 Limited (4)(6)(8)	S + 6.75%	6.92%	3/2/2028	40,700	54,988	55,653	0.43
Camelot US Acquisition, LLC (5)(6)(11)	L + 3.00%	4.00%	10/30/2026	4,950	4,967	4,953	0.04
Cast & Crew Payroll, LLC (8)	L + 3.50%	3.60%	2/9/2026	1,985	1,965	1,987	0.02
Cast & Crew Payroll, LLC (9)	L + 3.75%	4.25%	12/9/2028	5,000	4,988	5,009	0.04
CFGI Holdings, LLC (4)(6)(7)(10)	L + 5.25%	6.00%	11/1/2027	145,825	142,379	142,282	1.11
Claims Automation Intermediate 2, LLC (4)(7)(10)	L + 4.75%	5.50%	12/16/2027	45,833	43,702	43,686	0.34
Clearview Buyer, Inc. (4)(7)(10)	L + 5.25%	6.00%	8/26/2027	156,053	152,720	152,520	1.19
Deerfield Dakota Holding, LLC (11)	L + 3.75%	4.75%	4/9/2027	21,998	22,078	22,051	0.17
Emerald US, Inc. (6)(8)	L + 3.25%	3.47%	7/12/2028	3,929	3,925	3,912	0.03
Guidehouse LLP (4)(7)(10)	L + 5.50%	6.25%	10/16/2028	1,210,823	1,199,067	1,198,715	9.33
HIG Orca Acquisition Holdings, Inc. (4)(7)(11)	L + 6.00%	7.00%	8/17/2027	100,569	98,500	98,282	0.76
IG Investments Holdings, LLC (4)(7)(10)	L + 6.00%	6.75%	9/22/2028	596,565	584,680	592,797	4.61
Inmar, Inc. (11)	L + 4.00%	5.00%	5/1/2024	16,004	15,992	16,012	0.12
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	78,000	76,254	76,242	0.59
Kwor Acquisition, Inc. (4)(7)(10)	L + 5.25%	6.00%	12/22/2028	89,024	87,530	87,524	0.68
Material Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	8/19/2027	246,741	241,860	241,539	1.88
Minotaur Acquisition, Inc. (8)	L + 4.75%	4.85%	3/27/2026	18,566	18,560	18,496	0.14
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	3.72%	5/23/2025	5,032	5,010	5,009	0.04
Sherlock Buyer Corp. (4)(7)(8)	L + 5.75%	5.75%	12/8/2028	34,551	33,668	33,660	0.26
Trans Union, LLC (9)	L + 2.25%	2.75%	12/1/2028	8,119	8,098	8,108	0.06
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	147,943	144,779	144,486	1.12
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	367,966	359,553	359,517	2.80
VT Topco, Inc. (7)(10)	L + 3.75%	4.50%	8/1/2025	14,552	14,469	14,556	0.11
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	735,429	721,023	720,229	5.60
					4,250,725	4,257,909	33.11
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.75%	5/26/2027	135,721	132,398	135,243	1.05
McCarthy & Stone PLC (5)(6)(8)	7.00%	7.00%	12/16/2025	£20,000	28,004	26,936	0.21
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,756	71,027	0.55
					229,158	233,206	1.81
Road & Rail
Gruden Acquisition, Inc. (4)(7)(11)	L + 5.25%	6.25%	7/1/2028	78,593	76,447	76,286	0.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
2U, Inc. (6)(10)	L + 5.75%	6.50%	11/30/2024	76,224	75,188	76,033	0.59
Apex Group Treasury, LLC (6)(9)	L + 3.75%	4.25%	7/27/2028	18,393	18,341	18,387	0.14
Apttus Corp. (10)	L + 4.25%	5.00%	4/27/2028	13,467	13,475	13,517	0.11
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	79,013	77,385	77,203	0.60
Belfor Holdings, Inc. (4)(8)	L + 3.75%	3.85%	4/6/2026	4,962	4,980	4,974	0.04
Boxer Parent Company, Inc. (8)	L + 3.75%	3.97%	10/2/2025	11,997	11,996	11,937	0.09
Brave Parent Holdings, Inc. (8)	L + 4.00%	4.10%	4/18/2025	2,977	2,978	2,976	0.02
Byjus Alpha, Inc. (6)(10)	L + 5.50%	6.25%	11/5/2026	50,000	49,229	50,729	0.39
Cloudera, Inc. (9)	L + 3.75%	4.25%	8/9/2028	23,556	23,328	23,523	0.18
Connatix Buyer, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/14/2027	113,154	110,466	110,238	0.86
CoreLogic, Inc. (9)	L + 3.50%	4.00%	6/2/2028	14,529	14,480	14,536	0.11
Cornerstone OnDemand, Inc. (9)	L + 3.75%	4.25%	10/16/2028	9,836	9,788	9,820	0.08
Delta Topco, Inc. (10)	L + 3.75%	4.50%	12/1/2027	22,388	22,475	22,440	0.17
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	89,325	88,292	88,655	0.69
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	4.50%	11/9/2027	30,011	30,072	30,063	0.23
EP Purchaser, LLC (9)	L + 3.50%	4.00%	11/6/2028	6,947	6,918	6,959	0.05
Epicor Software Corp. (10)	L + 3.25%	4.00%	7/30/2027	9,037	9,060	9,041	0.07
Episerver, Inc. (4)(7)(11)	L + 5.50%	6.50%	4/9/2026	25,356	24,884	24,765	0.19
Experity, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/22/2027	76,743	75,165	75,038	0.58
Flexera Software, LLC (10)	L + 3.75%	4.50%	1/26/2028	16,393	16,426	16,425	0.13
GI Consilio Parent, LLC (7)(9)	L + 4.00%	4.50%	4/30/2028	19,192	18,478	19,016	0.15
Gigamon Inc. (10)	L + 3.75%	4.50%	12/27/2024	22,565	22,603	22,610	0.18
GovernmentJobs.com, Inc. (4)(6)(7)(10)	L + 5.50%	6.25%	12/1/2028	145,966	142,065	142,025	1.10
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	35,804	35,270	35,318	0.27
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	4.75%	12/1/2027	34,775	34,908	34,938	0.27
HS Purchaser, LLC (10)	L + 4.00%	4.75%	11/19/2026	30,955	30,988	30,909	0.24
Hyland Software, Inc. (10)	L + 3.50%	4.25%	7/1/2024	23,314	23,362	23,431	0.18
Idera, Inc. (10)	L + 3.75%	4.50%	2/4/2028	41,607	41,506	41,626	0.32
Imperva, Inc. (11)	L + 4.00%	5.00%	1/12/2026	19,317	19,404	19,316	0.15
Imprivata, Inc. (9)	L + 3.50%	4.00%	12/1/2027	3,980	3,992	3,982	0.03
ION Trading Finance Ltd. (6)(8)	L + 4.75%	4.97%	3/26/2028	18,310	18,305	18,381	0.14
Ivanti Software, Inc. (10)	L + 4.00%	4.75%	12/1/2027	3,993	3,985	3,979	0.03
Ivanti Software, Inc. (11)	L + 4.75%	5.75%	12/1/2027	14,357	14,328	14,397	0.11
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	118,976	116,974	117,786	0.92
MA FinanceCom, LLC (6)(11)	L + 4.25%	5.25%	6/5/2025	4,936	4,999	5,013	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc. (4)(7)(9)	L + 3.75%	4.25%	7/6/2028	78,300	77,094	77,018	0.60
Maverick Acquisition, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	6/1/2027	49,180	48,049	48,526	0.38
Maverick Acquisition, Inc. (5)(10)	L + 3.75%	4.50%	4/28/2028	17,000	16,922	17,032	0.13
Medallia, Inc. (4)(6)(10)	L + 6.75% PIK	7.50%	10/29/2028	677,068	663,808	663,527	5.16
Mic Glen, LLC (9)	L + 3.50%	4.00%	7/21/2028	4,011	3,991	3,990	0.03
Mobileum, Inc. (4)(11)	L + 4.75%	5.75%	8/12/2024	48,574	48,059	48,387	0.38
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	92,268	89,502	89,533	0.70
MRI Software, LLC (7)(11)	L + 5.50%	6.50%	2/10/2026	13,261	13,185	13,244	0.10
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	655,025	642,181	641,925	4.99
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L + 3.25%	4.00%	6/16/2028	9,476	9,314	9,433	0.07
Perforce Software, Inc. (8)	L + 3.75%	3.85%	7/1/2026	11,681	11,674	11,608	0.09
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	4.11%	4/26/2024	23,781	23,846	23,848	0.19
Project Leopard Holdings, Inc. (11)	L + 4.75%	5.75%	7/7/2024	25,787	25,843	25,851	0.20
Quest Software US Holdings, Inc. (6)(8)	L + 4.25%	4.38%	5/16/2025	26,966	26,950	26,976	0.21
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	44,197	43,150	43,460	0.34
Rocket Software, Inc. (8)	L + 4.25%	4.35%	11/28/2025	14,840	14,864	14,780	0.11
Rocket Software, Inc. (9)	L + 4.25%	4.75%	11/28/2025	8,292	8,106	8,293	0.06
S2P Acquisition Borrower, Inc. (6)(8)	L + 4.00%	4.10%	8/14/2026	2,970	2,979	2,971	0.02
Sovos Compliance, LLC (6)(7)(9)	L + 4.50%	5.00%	7/29/2028	12,567	12,537	12,623	0.10
SpecialtyCare, Inc. (4)(7)(11)	L + 5.75%	6.75%	6/18/2028	69,276	67,114	67,858	0.53
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	106,399	104,361	105,197	0.82
Spitfire Parent, Inc. (4)(11)	L + 5.50%	6.50%	3/11/2027	€19,403	23,040	21,844	0.17
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	860,712	844,090	843,498	6.56
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	10,123	9,922	9,921	0.08
Surf Holdings, LLC (6)(8)	L + 3.50%	3.69%	3/5/2027	6,445	6,449	6,404	0.05
Tegra118 Wealth Solutions, Inc. (8)	L + 4.00%	4.16%	2/18/2027	3,960	3,986	3,967	0.03
The NPD Group L.P. (4)(6)(7)(10)	L + 6.00%	6.75%	12/1/2028	694,734	678,130	677,922	5.27
The Ultimate Software Group, Inc. (9)	L + 3.25%	3.75%	5/4/2026	26,777	26,777	26,682	0.21
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	90,545	88,645	89,354	0.70
University Support Services, LLC (9)	L + 3.25%	3.75%	7/17/2025	10,000	9,950	9,972	0.08
Veritas US, Inc. (6)(11)	L + 5.00%	6.00%	9/1/2025	21,534	21,699	21,561	0.17
Virgin Pulse, Inc. (10)	L + 4.00%	4.75%	4/6/2028	42,447	42,066	41,987	0.33
Vision Solutions, Inc. (10)	L + 4.00%	4.75%	3/4/2028	36,178	36,013	36,178	0.28
					4,960,390	4,965,354	38.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	36,866	36,233	36,405	0.28
EG America, LLC (6)(9)	L + 4.25%	4.75%	3/10/2026	14,993	14,919	15,115	0.12
Petco Health & Wellness Co, Inc. (10)	L + 3.25%	4.00%	2/24/2028	4,899	4,887	4,899	0.04
PetSmart, Inc. (5)(10)	L + 3.75%	4.50%	2/11/2028	3,287	3,258	3,296	0.03
Runner Buyer, Inc. (10)	L + 5.50%	6.25%	10/20/2028	80,000	78,419	79,200	0.62
					137,715	138,916	1.09
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (8)	L + 5.00%	5.13%	5/1/2024	14,955	14,918	15,001	0.12
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	46,363	46,453	46,132	0.36
					61,370	61,133	0.48
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L + 7.00%	8.00%	6/30/2027	26,831	26,204	26,429	0.21
S&S Holdings, LLC (9)	L + 5.00%	5.50%	3/4/2028	6,507	6,335	6,517	0.05
					32,540	32,946	0.26
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L + 3.25%	3.75%	2/3/2028	4,975	4,956	4,947	0.04
LBM Acquisition, LLC (10)	L + 3.75%	4.50%	12/17/2027	34,953	34,839	34,694	0.27
Park River Holdings, Inc. (10)	L + 3.25%	4.00%	12/28/2027	35,482	34,625	35,205	0.27
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	71,334	68,594	68,732	0.53
Specialty Building Products Holdings, LLC (6)(9)	L + 3.75%	4.25%	10/15/2028	10,263	10,213	10,254	0.08
SRS Distribution, Inc. (9)	L + 3.75%	4.25%	6/4/2028	28,159	28,044	28,137	0.22
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	68,817	67,235	67,131	0.52
					248,506	249,099	1.93
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L + 4.75%	5.50%	3/31/2028	48,956	48,202	49,018	0.38
Atlas CC Acquisition Corp. (7)(10)	L + 4.25%	5.00%	4/28/2028	47,568	45,497	47,581	0.37
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027	22,459	22,524	22,511	0.18
First Student Bidco, Inc. (6)(9)	L + 3.00%	3.50%	7/21/2028	5,000	4,976	4,985	0.04
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027	136,605	134,176	131,482	1.02
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027	108,579	106,542	106,407	0.83
Liquid Tech Solutions Holdings, LLC (4)(10)	L + 4.75%	5.50%	3/19/2028	19,288	19,200	19,288	0.15
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027	90,519	88,772	89,465	0.70
Safety Borrower Holdings LP (4)(7)(11)	L + 5.75%	6.75%	9/1/2027	37,754	37,326	37,301	0.29
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027	153,220	149,468	149,290	1.16
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024	42,624	42,624	42,624	0.33
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027	73,699	72,223	72,094	0.56
					771,529	772,045	6.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	L + 3.75%	4.50%	12/17/2027		28,831	28,965	28,898	0.22
Total First Lien Debt						$28,076,107	$28,143,451	218.93%
Second Lien Debt
Aerospace & Defense
Peraton Corp. (10)	L + 7.75%	8.50%	2/26/2029		$50,000	$49,310	$50,813	0.40%
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L + 7.25%	8.00%	9/1/2027		33,015	32,355	32,974	0.26
Wwex Uni Topco Holdings, LLC (10)	L + 7.00%	7.75%	7/26/2029		33,000	32,544	33,144	0.26
						64,898	66,118	0.52
Chemicals
NIC Acquisition Corp. (10)	L + 7.75%	8.50%	12/29/2028		31,500	31,081	31,106	0.24
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (10)	L + 6.75%	7.50%	3/18/2029		29,464	29,331	29,538	0.23
USIC Holdings, Inc. (5)(10)	L + 6.50%	7.25%	5/7/2029		6,042	5,984	6,104	0.05
						35,314	35,641	0.28
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L + 8.75%	9.75%	12/31/2028		43,277	42,496	43,277	0.34
Thermostat Purchaser III, Inc. (4)(7)(10)	L + 7.25%	8.00%	8/24/2029		32,725	32,215	32,438	0.25
						74,711	75,714	0.59
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L + 7.00%	7.50%	12/7/2029		25,000	24,750	24,985	0.19
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)	8.50%	8.50%	4/15/2029	C$	15,800	12,408	12,468	0.10
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S + 7.50%	7.50%	8/19/2029		£80,340	101,796	100,908	0.78
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		29,372	28,840	29,005	0.23
						143,044	142,381	1.11
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/1/2029		71,576	70,905	70,860	0.55
Insurance
Jones Deslauriers Insurance Management, Inc. (6)(7)(9)	C + 7.50%	8.00%	3/26/2029	C$	30,259	23,498	24,296	0.19
IT Services
Dcert Buyer, Inc. (8)	L + 7.00%	7.10%	2/16/2029		44,277	44,381	44,462	0.35
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		82,638	80,180	80,159	0.62
						124,562	124,621	0.97

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L + 6.50%	7.25%	8/31/2029	83,824	82,217	82,147	0.64
LSCS Holdings, Inc. (9)	L + 8.00%	8.50%	11/30/2029	40,000	39,401	39,900	0.31
Phoenix Newco, Inc. (4)(9)	L + 6.50%	7.00%	11/15/2029	90,000	88,171	88,200	0.69
					209,789	210,247	1.64
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L + 7.25%	7.75%	12/31/2029	31,500	30,713	30,713	0.24
Professional Services
Aqgen Island Holdings, Inc. (5)(9)	L + 6.50%	7.00%	5/4/2029	28,238	27,969	28,388	0.22
Deerfield Dakota Holding, LLC (10)	L + 6.75%	7.50%	4/7/2028	19,650	19,561	20,080	0.16
VT Topco, Inc. (4)(10)	L + 6.75%	7.50%	7/31/2026	25,000	24,827	25,125	0.20
					72,358	73,593	0.58
Software
Apex Group Treasury, LLC (4)(6)(9)	L + 6.75%	7.25%	7/27/2029	20,000	19,809	20,300	0.16
Celestial Saturn Parent, Inc. (9)	L + 6.50%	7.00%	4/13/2029	113,488	112,432	114,837	0.89
Cloudera, Inc. (9)	L + 6.00%	6.50%	8/9/2029	58,000	57,714	58,145	0.45
HS Purchaser, LLC (10)	L + 6.75%	7.50%	11/19/2027	71,000	71,128	71,030	0.55
Idera, Inc. (4)(10)	L + 6.75%	7.50%	2/4/2029	30,331	30,229	30,407	0.24
Mandolin Technology Intermediate Holdings, Inc. (4)(9)	L + 6.50%	7.00%	7/6/2029	31,950	31,529	31,471	0.24
Maverick Acquisition, Inc. (4)(10)	L + 6.75%	7.50%	4/28/2029	17,000	16,922	17,085	0.13
Mic Glen, LLC (9)	L + 6.75%	7.25%	6/22/2029	19,000	18,941	19,079	0.15
Proofpoint, Inc. (5)(9)	L + 6.25%	6.75%	6/8/2029	95,000	94,541	96,306	0.75
Quest Software US Holdings, Inc. (5)(6)(8)	L + 8.25%	8.38%	5/18/2026	11,098	11,103	11,113	0.09
Symphony Technology Group (10)	L + 8.25%	9.00%	5/3/2029	81,667	80,397	81,335	0.63
Virgin Pulse, Inc. (4)(10)	L + 7.25%	8.00%	3/30/2029	29,000	28,835	28,746	0.22
Vision Solutions, Inc. (5)(10)	L + 7.25%	8.00%	3/4/2029	107,950	107,130	108,119	0.84
					680,709	687,973	5.34
Trading Companies & Distributors
Icebox Holdco III, Inc. (9)	L + 6.75%	7.25%	12/16/2029	22,500	22,275	22,599	0.18
Transportation Infrastructure
Atlas CC Acquisition Corp. (4)(5)(10)	L + 7.63%	8.38%	5/25/2029	44,520	43,903	43,852	0.34
Drive Chassis Holdco, LLC (8)	L + 6.75%	6.87%	4/10/2026	97,751	97,837	98,362	0.77
					141,740	142,214	1.11
Total Second Lien Debt					$1,799,656	$1,813,872	14.11%

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	10/23/2034	$3,000	$3,000	$2,971	0.02%
AIMCO CLO Series 2015-A (5)(6)(8)	L + 6.60%	6.72%	10/17/2034	7,450	7,450	7,441	0.06
Apidos CLO XXXIII (5)(6)(8)	L + 6.35%	6.57%	10/24/2034	5,000	4,951	4,972	0.04
Apidos CLO XXXVI, LLC (4)(5)(6)(8)	L + 5.95%	6.14%	7/20/2034	8,500	8,500	8,424	0.07
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.47%	10/20/2034	7,750	7,750	7,749	0.06
Ares LXII CLO, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	1/25/2034	9,000	9,000	8,998	0.07
Ares XXVII CLO, Ltd. (5)(6)(8)	L + 6.75%	6.88%	10/20/2034	7,000	6,931	6,964	0.05
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L + 6.60%	6.77%	1/20/2035	7,000	6,930	6,965	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.25%	6.41%	7/15/2034	6,000	6,000	5,999	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L + 6.65%	6.65%	1/18/2035	7,200	7,200	7,200	0.06
Benefit Street Partners CLO XXI (4)(5)(6)(8)	L + 6.75%	6.92%	7/15/2034	9,500	9,469	9,411	0.07
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L + 6.25%	6.38%	7/20/2034	7,000	7,000	6,859	0.05
Carval CLO V-C, LTD. (4)(5)(6)(8)	L + 6.75%	6.75%	10/15/2034	8,000	7,920	7,920	0.06
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L + 6.80%	6.98%	10/16/2034	8,000	8,000	7,991	0.06
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L + 6.15%	6.35%	8/20/2034	8,000	8,000	7,955	0.06
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	10/20/2034	3,500	3,500	3,481	0.03
Elmwood CLO VI, Ltd. (5)(6)(8)	L + 6.50%	6.62%	10/20/2034	4,000	4,000	3,978	0.03
Flatiron RR CLO 22, LLC (5)(6)(8)	L + 6.20%	6.34%	10/15/2034	5,000	5,000	4,957	0.04
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L + 6.61%	6.81%	10/20/2034	12,000	11,883	11,808	0.09
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L + 5.95%	6.16%	10/25/2031	4,000	3,943	3,966	0.03
Goldentree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L + 6.15%	6.32%	10/20/2034	6,200	6,200	6,122	0.05
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L + 6.33%	6.45%	7/15/2034	3,500	3,487	3,475	0.03
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L + 6.95%	6.95%	1/30/2035	9,500	9,310	9,310	0.07
Jamestown CLO XIV, Ltd. (5)(6)(8)	L + 7.20%	7.33%	10/20/2034	10,000	9,802	9,851	0.08
Kayne CLO III, Ltd. (4)(5)(6)(8)	L + 6.50%	6.62%	4/15/2032	5,000	5,009	4,998	0.04
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L + 6.75%	6.90%	10/20/2034	6,500	6,500	6,493	0.05
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L + 6.25%	6.38%	10/20/2035	11,000	11,000	10,906	0.08
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L + 6.60%	6.77%	12/2/2034	7,500	7,500	7,500	0.06
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L + 7.13%	7.25%	10/15/2033	5,000	4,976	4,988	0.04
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	11/14/2034	12,000	12,000	12,000	0.09
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L + 6.45%	6.65%	10/15/2034	6,000	6,000	6,000	0.05
PPM CLO 2, Ltd. (4)(5)(6)(8)	L + 6.55%	6.67%	4/16/2032	5,000	5,008	4,976	0.04
PPM CLO 4, Ltd. (5)(6)(8)	L + 6.50%	6.62%	10/18/2034	8,775	8,775	8,753	0.07
PPM CLO 5, Ltd. (5)(6)(8)	L + 6.50%	6.63%	10/18/2034	4,800	4,800	4,788	0.04
Rad CLO 14, Ltd. (4)(5)(6)(8)	L + 6.50%	6.50%	1/15/2035	6,750	6,750	6,750	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Structured Finance Obligations (continued)
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L + 6.72%	6.85%	10/20/2034	4,000	3,941	3,942	0.03
RR 19, Ltd. (5)(6)(8)	L + 6.50%	6.65%	10/15/2035	3,000	3,000	2,985	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L + 6.56%	6.69%	10/25/2034	6,900	6,764	6,672	0.05
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L + 6.25%	6.40%	7/21/2034	8,000	8,000	8,000	0.06
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L + 7.11%	7.33%	1/20/2034	2,875	2,849	2,847	0.02
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L + 7.06%	7.23%	7/15/2034	6,250	6,190	6,202	0.05
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L + 6.71%	6.71%	1/15/2035	8,250	8,085	8,085	0.06
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L + 6.40%	6.52%	7/19/2034	5,000	4,901	4,959	0.04
Total Structured Finance Obligations					$287,275	$286,610	2.23%
Unsecured Debt
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%	6.00%	2/15/2029	$6,272	$6,061	$5,842	0.05%
Total Unsecured Debt					$6,061	$5,842	0.05%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				52,143	$125	$233	0.00%
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	4,336	4,885	0.04
					4,461	5,118	0.04
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	1,938	0.02
					2,751	3,741	0.03
Distributors
Box Co-Invest Blocker, LLC (4)				3,308,320	3,308	3,308	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				29,194,330	28,735	33,787	0.26
Deneb Ultimate Topco, LLC - Class A Units (4)				4,060	4,060	4,060	0.03
					32,795	37,846	0.29
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				12,870	10,915	10,915	0.08
Point Broadband Holdings, LLC - Class B Units (4)				685,760	1,955	1,954	0.02
					12,870	12,869	0.10
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				4,500	4,500	4,500	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Health Care Providers & Services
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	44,916	0.35
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	6,120	0.05
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,279	0.03
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,766	0.01
					53,167	56,080	0.44
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.20
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	55,230	0.43
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.05
					59,435	61,730	0.48
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,388	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)(6)				45,090	43,963	44,327	0.34
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	32,417	0.25
					76,342	78,131	0.60
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238	33,725	35,950	0.28
Frontline Road Safety Investments, LLC - Class A Common Units (4)				41,304	4,363	3,942	0.03
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,192	0.01
					39,204	41,084	0.32
Total Equity Investments					$314,520	$330,095	2.57%
Total Investments - non-controlled/non-affiliated					$30,483,619	$30,579,871	237.89%
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					$583	$1,614	0.01%
Total Equity					$583	$1,614	0.01%
Total Investments — non-controlled/affiliated					$583	$1,614	0.01%

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					$212,400	$212,400	1.65%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)					1,421	1,809	0.01
Total Equity					$213,821	$214,209	1.66%
Total Investments — controlled/affiliated					$213,821	$214,209	1.66%
Total Investment Portfolio					$30,698,023	$30,795,693	239.57%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$617,986	$617,986	4.81%
Total Portfolio Investments, Cash and Cash Equivalents					$31,316,009	$31,413,679	244.38%
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
References to the six months ended June 30, 2021 represent the period from January 7, 2021 (commencement of operations) to June 30, 2021.

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
As of June 30, 2022, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”) BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), Borah Peak Funding Facility LLC (“Borah Peak Funding”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, LLC, and BCRED MML CLO 2021-1 LLC.

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
Investments
Investment transactions are recorded on a trade date basis. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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
Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available, and otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges, as necessary, to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller. All price overrides require approval from the Board.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2022 and December 31, 2021, the Company had $733.3 million and $663.6 million, respectively, of receivables for investments sold. As of June 30, 2022 and December 31, 2021, the Company had $1,949.3 million and $997.4 million, respectively, of payables for investments purchased.

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
Foreign Currency Transactions
Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2022, the Company recorded $1.4 million and $1.4 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2021, the Company recorded $0.2 million and $1.1 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2022, the Company recorded PIK income of $31.4 million and $52.8 million, respectively. For the three and six months ended June 30, 2021, the Company recorded PIK income of $0.6 million and $0.7 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and six months ended June 30, 2022, the Company recorded dividend income of $24.3 million and $45.1 million, respectively. For the three and six months ended June 30, 2021, the Company recorded no dividend income.

Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2022, the Company recorded fee income of $13.4 million and $14.1 million, respectively. For the three and six months ended June 30, 2021, the Company recorded fee income of $8.1 million and $8.2 million, respectively.
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
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

For the three and six months ended June 30, 2022, the Company accrued organization costs of $0.0 million and $0.0 million, and offering costs of $1.2 million and $2.1 million, respectively. For the three and six months ended June 30, 2021, the Company accrued organization costs of $0.0 million and $1.1 million, and offering costs of $0.8 million and $1.6 million, respectively.

Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

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

For the three and six months ended June 30, 2022, the Company incurred $0.2 million and $0.3 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2021, the Company did not incur any U.S. federal excise tax.

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
The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On May 2, 2022, the Investment Advisory Agreement was renewed and continued for an additional one-year period ending on May 31, 2023.

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

For the three and six months ended June 30, 2022, base management fees were $64.9 million and $115.6 million, respectively. For the three and six months ended June 30, 2021, base management fees representing $12.6 million and $17.0 million, respectively, were fully waived. As of June 30, 2022 and December 31, 2021, $64.9 million and $35.0 million, respectively, was payable to the Adviser relating to management fees.
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

For the three and six months ended June 30, 2022, the Company accrued income based incentive fees of $63.0 million and $111.1 million, respectively. For the three and six months ended June 30, 2021, the Company accrued income based incentive fees of $10.9 million and $13.8 million, respectively, which were fully waived. As of June 30, 2022 and December 31, 2021, there was $63.0 million and $36.0 million, respectively, payable to the Adviser for the income based incentive fees. For the three and six months ended June 30, 2022, the Company accrued capital gains incentive fees of $(4.6) million and $(15.1) million, respectively, none of which was payable under the Investment Advisory Agreement. For the three and six months ended June 30, 2021, the Company accrued capital gains incentive fees of $6.5 million and $9.3 million, respectively, none of which was payable under the Investment Advisory Agreement.
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
Unless earlier terminated as described below, the Administration Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On May 2, 2022, the Administration Agreement was renewed and continued for an additional one-year period ending on May 31, 2023.
For the three and six months ended June 30, 2022, the Company incurred $1.0 million and $2.2 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company incurred $0.3 million and $0.6 million, respectively, in expenses under the Administration Agreement. As of June 30, 2022 and December 31, 2021, $0.9 million and $1.2 million, respectively, was unpaid and included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities, respectively.

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
For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $12.4 million and $21.9 million, which were attributable to Class S shares, respectively. For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.5 million and $0.9 million, which were attributable to Class D shares, respectively.

For the three and six months ended June 30, 2021, the Company accrued distribution and shareholder servicing fees of $1.8 million and $2.2 million, which were attributable to Class S shares, respectively. For the three and six months ended June 30, 2021, the Company accrued distribution and shareholder servicing fees of $0.0 million and $0.0 million, which were attributable to Class D shares, respectively.

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
For the three and six months ended June 30, 2022 the Adviser made Expense Payments in the amount of $0.0 million and $0.0 million, respectively. For the three and six months ended June 30, 2022, there were no Reimbursement Payments made to the Adviser.
For the three and six months ended June 30, 2021, the Adviser made Expense Payments in the amount of $0.0 million and $2.2 million, respectively. For the three and six months ended June 30, 2021, there were Reimbursement Payments made to the Adviser of $2.2 million and $2.2 million, respectively.

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

The Company has made investments in controlled/affiliated companies, including BCRED Emerald JV (“JV”) and Specialty Lending Company (“SLC”).

On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to private U.S. companies. At the time of the transaction, the wholly-owned subsidiary of the Company and the third-party investor each committed $315 million and $35 million, respectively, to SLC. The Company does not consolidate its equity interest in SLC.

For further description of the JV, see “Note 10. BCRED Emerald JV”.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$42,760,066	$42,028,355	90.92%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,453,742	2,334,394	5.05	1,799,656	1,813,872	5.89
Unsecured debt	27,508	22,153	0.05	6,061	5,842	0.02
Structured finance investments	409,511	370,531	0.80	287,275	286,610	0.93
Investment in joint venture	802,579	768,479	1.66	—	—	—
Equity investments(1)	687,621	702,034	1.52	528,924	545,918	1.77
Total	$47,141,027	$46,225,946	100.00%	$30,698,023	$30,795,693	100.00%
(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	June 30, 2022	December 31, 2021
Aerospace & Defense	1.22%	1.14%
Air Freight & Logistics	2.44	2.94
Airlines	0.10	0.10
Auto Components	0.23	0.28
Beverages	0.18	0.10
Building Products	2.20	2.89
Capital Markets	0.53	0.52
Chemicals	0.62	0.63
Commercial Services & Supplies	4.50	5.50
Construction Materials	0.11	0.08
Construction & Engineering	0.83	1.08
Containers & Packaging	1.05	0.78
Distributors	0.83	0.99
Diversified Consumer Services	3.38	4.36
Diversified Financial Services (1)	2.53	3.33
Diversified Telecommunication Services	0.54	0.65
Electrical Equipment	0.97	2.45
Electronic Equipment, Instruments & Components	0.27	0.32
Electric Utilities	0.10	0.16
Energy Equipment & Services	0.08	0.14
Entertainment	0.11	0.09
Food Products	0.07	0.12
Health Care Equipment & Supplies	1.68	1.77
Health Care Providers & Services	12.68	11.34
Health Care Technology	2.48	1.58
Hotels, Restaurants & Leisure	0.93	0.54
Household Durables	0.29	0.30
Independent Power and Renewable Electricity Producers	0.01	—
Industrial Conglomerates	0.84	0.54
Insurance	4.16	4.40
Interactive Media & Services	0.41	0.24
Internet & Direct Marketing Retail	2.61	2.52
IT Services	4.74	5.74

Investment in Joint Venture	1.66	—
Leisure Products	0.26	0.35
Life Sciences Tools & Services	0.66	0.93
Machinery	0.17	0.34
Marine	0.47	0.72
Media	0.56	0.35
Metals & Mining	0.15	0.16
Oil, Gas & Consumable Fuels	0.28	0.18
Paper & Forest Products	0.25	0.37
Personal Products	0.08	—
Pharmaceuticals	0.67	0.25
Professional Services	12.39	14.27
Real Estate Management & Development	0.55	0.76
Road & Rail	0.18	0.25
Software	23.68	18.61
Specialty Retail	0.35	0.46
Technology Hardware, Storage & Peripherals	0.10	0.20
Textiles, Apparel & Luxury Goods	0.07	0.11
Trading Companies & Distributors	0.91	0.88
Transportation Infrastructure	2.72	3.10
Wireless Telecommunication Services	0.12	0.09
Total	100.00%	100.00%
(1)Includes equity investment in SLC.

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$43,382,846	$42,617,619	92.19%	203.22%
Europe	2,780,645	2,688,682	5.82	12.82
Canada	586,487	566,947	1.23	2.70
Cayman Islands	391,049	352,698	0.76	1.68
Total	$47,141,027	$46,225,946	100.00%	220.42%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$28,955,027	$29,050,466	94.32%	226.00%
Europe	1,190,619	1,190,884	3.87	9.26
Canada	267,830	270,342	0.88	2.10
Cayman Islands	279,365	278,788	0.91	2.17
Australia	5,182	5,213	0.02	0.04
Total	$30,698,023	$30,795,693	100.00%	239.57%
As of June 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
As of June 30, 2022 and December 31, 2021, on a fair value basis, approximately 99.6% and 99.6%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.4% and 0.4%, respectively, of our performing debt investments bore interest at a fixed rate.

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
Investments
The following table presents the fair value hierarchy of financial instruments:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$9,471,964	$32,556,391	$42,028,355
Second lien debt	—	888,319	1,446,075	2,334,394
Unsecured debt	—	22,153	—	22,153
Structured finance obligations	—	72,121	298,409	370,531
Equity investments (1)	—	—	702,034	702,034
Total investments	—	10,454,557	35,002,909	45,457,466
Investments measured at NAV(2)	—	—	—	768,479
Total	$—	$10,454,557	$35,002,909	$46,225,945

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$5,096,942	$23,046,509	$28,143,451
Second lien debt	—	1,013,739	800,133	1,813,872
Unsecured debt	—	5,842	—	5,842
Structured finance obligations	—	81,018	205,592	286,610
Equity investments(1)	—	—	545,918	545,918
Total investments	$—	$6,197,541	$24,598,152	$30,795,693
Unrealized appreciation (depreciation) on foreign currency forward contracts	—	—	1,505	1,505
Total	$—	$6,197,541	$24,599,657	$30,797,198
(1)Includes equity investment in SLC.
(2)Includes equity investment in Joint Venture (refer to Note 10). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$25,752,883	$956,274	$253,726	$567,854	$27,530,737
Purchases of investments	7,344,559	306,896	67,933	151,652	7,871,040
Proceeds from principal repayments and sales of investments	(568,006)	50	—	(9,000)	(576,956)
Accretion of discount/amortization of premium	28,781	762	41	—	29,584
Net realized gain (loss)	531	—	—	—	531
Net change in unrealized appreciation (depreciation)	(104,971)	(64,350)	(23,291)	(8,472)	(201,084)
Transfers into Level 3 (1)	224,151	246,443	—	—	470,594
Transfers out of Level 3 (1)	(121,537)	—	—	—	(121,537)
Fair value, end of period	$32,556,391	$1,446,075	$298,409	$702,034	$35,002,909
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(105,795)	$(64,323)	$(22,589)	$(8,472)	$(201,179)

	Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152
Purchases of investments	10,222,838	535,032	122,160	190,323	11,070,353
Proceeds from principal repayments and sales of investments	(699,113)	—	—	(31,770)	(730,883)
Accretion of discount/amortization of premium	49,259	1,310	61	—	50,630
Net realized gain (loss)	1,499	23	—	144	1,666
Net change in unrealized appreciation (depreciation)	(110,737)	(68,550)	(29,404)	(2,581)	(211,272)
Transfers into Level 3 (1)	304,035	206,873	—	—	510,908
Transfers out of Level 3 (1)	(257,899)	(28,746)	—	—	(286,645)
Fair value, end of period	$32,556,391	$1,446,075	$298,409	$702,034	$35,002,909
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(112,133)	$(65,027)	$(29,404)	$(2,581)	$(209,145)
(1)For the six months ended June 30, 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$2,566,565	$179,588	$7,360	$2,753,513	$1,910
Purchases of investments	3,015,062	320,265	49,514	3,384,841	—
Proceeds from principal repayments and sales of investments	(88,599)	—	—	(88,599)	(2,248)
Accretion of discount/amortization of premium	3,269	95	—	3,364	—
Net realized gain (loss)	(122)	—	—	(122)	2,248
Net change in unrealized appreciation (depreciation)	16,679	5,371	3	22,053	(1,910)
Transfers into Level 3 (1)	82,297	—	—	82,297	—
Transfers out of Level 3 (1)	(248,884)	(51,832)	—	(300,716)	—
Fair value, end of period	$5,346,267	$453,487	$56,877	$5,856,631	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$16,489	$5,371	$3	21,863	$—

	Six Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments	5,392,982	444,576	56,874	5,894,432	—
Proceeds from principal repayments and sales of investments	(73,005)	—	—	(73,005)	(3,709)
Accretion of discount/amortization of premium	4,657	106	—	4,763	—
Net realized gain (loss)	(64)	—	—	(64)	3,709
Net change in unrealized appreciation (depreciation)	21,697	8,805	3	30,505	—
Fair value, end of period	$5,346,267	$453,487	$56,877	$5,856,631	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$21,697	$8,805	$3	30,505	$—
(1)For the three and six months ended June 30, 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$31,691,294	Yield analysis	Discount rate	6.81%	21.14%	9.39%
	865,097	Market quotations	Broker quoted price	93.50	101.00	96.62
	32,556,391
Investments in second lien debt	980,503	Yield analysis	Discount rate	7.76%	13.89%	10.67%
	465,572	Market quotations	Broker quoted price	73.50	101.50	91.00
	1,446,075
Investments in structured finance	298,409	Market quotations	Broker quoted price	85.06	99.00	90.16
Investments in equity	198,118	Market approach	Performance multiple	7.00x	29.75x	19.82x
	24,830	Option pricing model	Expected volatility	29.07%	48.00%	36.91%
	298,186	Yield analysis	Discount rate	11.35%	14.54%	12.63%
	180,900	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	702,034
Total	$35,002,909

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$22,414,991	Yield analysis	Discount rate	4.68%	10.34%	7.40%
	631,518	Market quotations	Broker quoted price	98.00	100.25	99.49
	23,046,509
Investments in second lien debt	400,584	Yield analysis	Discount rate	8.15%	13.04%	9.98%
	399,549	Market quotations	Broker quoted price	98.00	101.50	99.07
	800,133
Investments in structured finance	205,592	Market quotations	Broker quoted price	96.69	100.00	99.23
Investments in equity	74,022	Market approach	Performance multiple	7.25x	31.28x	21.38x
	22,722	Option pricing model	Expected volatility	30.00%	49.00%	38.24%
	236,774	Yield analysis	Discount rate	10.89%	12.19%	11.50%
	212,400	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	545,918
Total	$24,598,152
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
Derivatives
The net fair value of interest rate swap assets and liabilities are included within Other assets and Accrued expenses and other liabilities, respectively, in the Statements of Financial Condition. The net fair value of Foreign currency forward contract assets and liabilities are included within Unrealized appreciation on foreign currency forward contracts and Unrealized depreciation on foreign currency forward contracts, respectively, in the Statements of Financial Condition. In the table below all foreign currency derivatives are not designated in hedge relationships. All interest rate swaps are designated in fair value hedge relationships.
Certain information related to the Company’s derivative instruments as of June 30, 2022 and December 31, 2021 is presented below.

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Liabilities
Foreign currency forward contract	$—	$(583)	$—	$(583)	$79,947
Interest rate swaps	—	(96,205)	—	(96,205)	4,902,750
Total Fair Value	$—	$(96,788)	$—	$(96,788)	$4,982,697

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$—	$1,505	$1,505	$423,123
As of June 30, 2022, there were no derivative assets and no counterparty netting was applied. As of December 31, 2021, there were no derivative liabilities and no counterparty netting was applied.

Financial Instruments Not Carried at Fair Value
Debt

	June 30, 2022		December 31, 2021
	Net Carrying Value(1)(2)(3)	Fair Value	Net Carrying Value(1)(2)(3)	Fair Value
Bard Peak Funding Facility	$1,547,400	$1,547,400	$879,000	$879,000
Castle Peak Funding Facility	1,356,455	1,356,455	1,171,809	1,171,809
Maroon Peak Funding Facility	800,000	800,000	483,952	483,952
Summit Peak Funding Facility	1,808,793	1,808,793	1,643,154	1,643,154
Denali Peak Funding Facility	749,800	749,800	668,400	668,400
Bushnell Peak Funding Facility	593,800	593,800	395,500	395,500
Granite Peak Funding Facility	301,400	301,400	248,000	248,000
Middle Peak Funding Facility	713,950	713,950	799,550	799,550
Bison Peak Funding Facility	1,349,400	1,349,400	1,320,800	1,320,800
Blanca Peak Funding Facility	1,000,000	1,000,000	892,800	892,800
Windom Peak Funding Facility	1,816,641	1,816,641	989,759	989,759
Monarch Peak Funding Facility	973,400	973,400	567,400	567,400
Borah Peak Funding Facility	349,000	349,000	—	—
2022-1 BSL WH	91,000	91,000	—	—
Revolving Credit Facility	1,324,731	1,324,731	1,144,422	1,144,422
June 2024 Notes	421,027	423,594	431,854	431,738
June 2026 Notes	397,279	352,800	396,952	390,400
September 2024 Notes	352,254	354,864	361,805	359,232
December 2026 Notes	1,204,396	1,226,405	1,227,844	1,218,850
November 2026 Eurobonds	517,533	436,442	563,695	564,473
November 2024 Notes	482,076	485,575	496,054	499,946
March 2027 Notes	988,040	849,221	987,298	1,010,942
January 2025 Notes	480,646	485,142	—	—
January 2029 Notes	638,361	533,283	—	—
March 2025 Notes	876,324	884,326	—	—
May 2027 Notes	621,436	624,026	—	—
April 2026 UK Bonds	296,439	322,122	—	—
2021-1 BSL Debt	661,953	654,600	661,910	663,148
2022-1 BSL Debt	418,670	419,289	—	—
2021-2 Debt	504,189	499,311	504,124	505,750
MML 2021-1 Debt	685,860	690,000	685,696	690,000
MML 2022-1 Debt	753,652	759,000	—	—
Short-Term Borrowings	302,182	302,182	718,156	718,156
Total	$25,378,087	$25,077,952	$18,239,934	$18,257,181
(1)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, May 2027 Notes and April 2026 UK Bonds are presented net of unamortized debt issuance costs of $2.6 million, $2.7 million, $2.6 million, $20.8 million, $6.5 million, $3.5 million, $12.0 million, $4.3 million, $11.6 million, $8.0 million, $2.7 million and $3.3 million, respectively, as of June 30, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(2)The November 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction. The April 2026 UK Bonds are denominated in British Pounds and were converted from local currency (GBP) to U.S. Dollars at the time of the transaction.

(3)The carrying value of the Company’s 2021-1 BSL Debt, 2022-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt and MML 2022-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.3 million, $1.6 million, $4.1 million and $5.3 million as of June 30, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	5,577,380	3,653,442
Level 3	19,500,572	14,603,739
Total debt	$25,077,952	$18,257,181
Financial Instruments Not Carried at Fair Value

As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value and the forward purchase obligation, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage was 182.0% and 170.2%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak and Borah Peak Funding, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
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
As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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
The initial principal amount of the commitments under the Bard Peak Funding Facility was $600 million. Effective July 23, 2021, October 29, 2021, November 18, 2021 and December 15, 2021, the maximum commitment amount of the Bard Peak Funding Facility was $1.0 billion, $1.5 billion, $2.0 billion and $1.7 billion, respectively. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender. The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under credit facility must be repaid by March 15, 2026.
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
The initial principal amount of the Castle Peak Funding Facility was $200 million. Effective March 15, 2021, July 15, 2021 and December 21, 2021, the maximum commitment amount of the revolving credit commitments under the credit facility was $800 million, $1.3 billion and $1.6 billion, respectively. Proceeds from borrowings under the Castle Peak Funding Facility may be used to fund portfolio investments by Castle Peak Funding and to make advances under revolving loans or delayed draw term loans where Castle Peak Funding is a lender. The period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 8, 2024, and the Castle Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 8, 2026.
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
The initial principal amount of the Summit Peak Funding Facility is $500 million. Effective May 12, 2021, October 29, 2021 and March 17, 2022, the maximum commitment amount of the Summit Peak Funding Facility was $1.0 billion, $2.0 billion and $2.3 billion, respectively. Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender. The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 1, 2024, and the Summit Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 3, 2026.
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
The initial principal amount of the Denali Peak Funding Facility was $200 million, which was fully drawn. Effective September 30, 2021, October 20, 2021 and March 9, 2022, the maximum commitment amount of the Denali Peak Funding Facility was $600 million, $675 million and $750 million, respectively. Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender. Effective September 30, 2021, the period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on September 30, 2024, and the Denali Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by September 30, 2026.
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
The initial principal amount of the commitments under the Granite Peak Funding Facility is $250 million. Effective June 7, 2022, the maximum commitment amount of the Granite Peak Funding Facility was $750 million. Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender. The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 17, 2026.
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
The initial maximum commitment amount of the Bison Peak Funding Facility is $1.0 billion. Effective September 30, 2021, the maximum commitment amount of the Bison Peak Funding Facility was increased to $1.5 billion. Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender. All amounts outstanding under the Bison Peak Funding Facility must be repaid by July 23, 2026.
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

The initial maximum commitment amount of the Blanca Peak Funding Facility is $1.0 billion. Proceeds from borrowings under the Blanca Peak Funding Facility may be used to fund portfolio investments by Blanca Peak Funding and to make advances under revolving loans or delayed draw term loans where Blanca Peak Funding is a lender. All amounts outstanding under the Blanca Peak Funding Facility must be repaid by August 16, 2026.
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
Proceeds from borrowings under the Windom Peak Funding Facility may be used to fund portfolio investments by Windom Peak Funding during the reinvestment period (which, initially, is scheduled to end three years after the closing date of the Windom Peak Funding Facility) and to make advances under revolving loans or delayed draw term loans in respect of which Windom Peak Funding is a lender. The maximum facility amount of the Windom Peak Funding Facility is $1.0 billion which increased to $2.0 billion effective March 18, 2022 .
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
The initial principal amount of the Monarch Peak Funding Facility is $1.0 billion. Effective May 1, 2022, the maximum commitment amount of the Monarch Peak Funding Facility was $2.0 billion. Proceeds from borrowings under the Monarch Peak Funding Facility may be used to fund portfolio investments by Monarch Peak Funding and to make advances under revolving loans or delayed draw term loans where Monarch Peak Funding is a lender. The period during which Monarch Peak Funding may make borrowings under the Monarch Peak Funding Facility expires on November 3, 2024, and the Monarch Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by November 3, 2026.
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
On May 6, 2022, the Company entered into an amendment and restatement agreement (the “A&R Agreement”), which amends and restates the senior secured credit facility, dated May 18, 2021 (as amended by Amendment No. 1 to Senior Secured Credit Agreement, dated as of November 5, 2021, Amendment No. 2 to Senior Secured Credit Agreement, dated as of March 7, 2022, and the A&R Agreement, the “Credit Agreement”), by and among the Company, as borrower, Citibank, N.A. as administrative agent, and each of the lenders from time to time party thereto. The A&R Agreement provides for, among other things, (a) an upsize of the aggregate principal amount of the revolving credit commitments under the Credit Agreement from $3.0 billion to $5.150 billion, (b) an upsize of the accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Agreement from up to $5.0 billion to up to $7.0 billion, (c) an extension of the revolver availability period from May 2025 to May 2026, (d) an extension of the scheduled maturity date from May 2026 to May 2027, (e) the replacement of the LIBOR benchmark provisions with SOFR benchmark provisions, including applicable credit spread adjustments, and (f) resetting the minimum shareholders’ equity test.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $1,425 million. Effective September 7, 2021, November 5, 2021, November 16, 2021 and May 6, 2022, the maximum commitment amount of the Revolving Credit Facility was $1,500 million, $3,000 million, $3,250 million and $5,150 million, respectively. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on May 6, 2026, and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by May 6, 2027, pursuant to an amortization schedule.
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
As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Bonds
Private Placement Bonds
June 2024 Notes
On June 21, 2021, the Company entered into a Note Purchase Agreement (the “2021 Note Purchase Agreement”) governing the issuance of $435.0 million in aggregate principal amount of its 2.56% Series A Senior Notes (the “June 2024 Notes”) to qualified institutional investors in a private placement. The June 2024 Notes were issued on June 21, 2021 and will mature on June 21, 2024 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2024 Notes will be due semiannually on June 3 and December 3. In addition, the Company is obligated to offer to repay the June 2024 Notes at par if certain change in control events occur. The June 2024 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that June 2024 notes receive a below investment grade rating by either one rating agency if there are only one or two rating agencies providing ratings of the June 2024 Notes, or two-thirds of the rating agencies if there are three rating agencies who are rating the notes (a “Below Investment Grade Event”), the June 2024 Notes will bear interest at a fixed rate of 3.56% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.

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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the June 2024 Notes.
June 2026 Notes
On August 17, 2021, the Company entered into the first supplement (the “First Supplement”) to the 2021 Note Purchase Agreement, governing the issuance of $400.0 million in aggregate principal amount of its 3.27% Series B Senior Notes (the “June 2026 Notes”) to qualified institutional investors in a private placement. The June 2026 Notes were issued on June 21, 2021 and will mature on June 21, 2026 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2026 Notes will be due semiannually on February 17 and August 17. In addition, the Company is obligated to offer to repay the June 2026 Notes at par if certain change in control events occur. The June 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event of a Below Investment Grade Event, the June 2026 Notes will bear interest at a fixed rate of 4.27% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the June 2026 Notes.
May 2027 Notes
On May 3, 2022, the Company entered into a Note Purchase Agreement (the “2022 Note Purchase Agreement”) governing the issuance of $625.0 million in aggregate principal amount 5.61% Series A Senior Notes (the “May 2027 Notes”) to qualified institutional investors in a private placement. The May 2027 Notes were issued on May 3, 2022 and will mature on May 3, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the May 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the May 2027 Notes at par if certain change in control events occur. The May 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event occurs, the May 2027 Notes will bear interest at a fixed rate of 6.61% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the May 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.61% and pays a floating interest rate of SOFR + 2.79% on a notional amount of $625 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the May 2027 Notes.
Rule 144A Notes
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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.
September 2024 Notes
On September 15, 2021, the Company issued $365 million aggregate principal amount of 1.750% notes due 2024 (the “September 2024 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of September 15, 2021 (and together with the Base Indenture, the “September 2024 Notes Indenture”), between the Company and U.S. Bank National Association (the “Trustee”).
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
The March 2025 Notes will mature on March 24, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2025 Notes bear interest at a rate of 4.700% per year payable semi-annually on March 24 and September 24 of each year, commencing on September 24, 2022. The March 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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
April 2026 UK Bonds
On April 14, 2022, the Company issued £250.0 million in aggregate principal amount of its 4.875% notes due 2026 (the “April 2026 Notes”) pursuant to a supplemental indenture, dated as of April 14, 2022 (and together with the Base Indenture, the “April 2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

The April 2026 Notes will mature on April 14, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The April 2026 Notes bear interest at a rate of 4.875% per year payable annually on April 14 of each year, commencing April 14, 2023. The April 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the April 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the April 2026 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.875% and pays a floating interest rate of SONIA + 2.78% on a notional amount of £250 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The table below presents the carrying value of unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured long-term borrowings	$4,734,598	$96,198
Debt Securitizations
The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore, will be consolidated by the Company.
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

		June 30, 2022
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
The Company serves as collateral manager to BCRED BSL CLO Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
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

		June 30, 2022
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
The Company serves as collateral manager to BCRED BSL CLO 2 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
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

		June 30, 2022
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

2022-1 MML Debt Securitization
On March 15, 2022, the Company completed a $1.09 billion term debt securitization (the “MML 2022-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2022-1 Debt Securitization (collectively, the “MML 2022-1 Notes”) were issued by BCRED MML CLO 2022-1 LLC (the “MML 2022-1 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		June 30, 2022
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
(1)The Company retained all of the Subordinated Notes issued in the MML 2022-1 Debt Securitization which are eliminated in consolidation.
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
2022-1 BSL Debt Securitization
On June 9, 2022, the Company completed a $589.75 million term debt securitization (the “2022-1 BSL Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2022-1 BSL Debt Securitization (collectively, the “2022-1 BSL Notes”) were issued by BCRED BSL CLO 2022-1, Ltd. (the “2022-1 BSL Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and BCRED BSL CLO 2022-1, LLC (the “2022-1 BSL Co-Issuer”), and are primarily secured by a diversified portfolio of broadly syndicated loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the Debt Securitization:

		June 30, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1A Notes	Senior Secured Floating Rate	$292,000	SOFR+1.58%	Aaa (sf)
Class A-1B Notes	Senior Secured Fixed Rate	50,000	4.34%	Aaa (sf)
Class A-2 Notes	Senior Secured Floating Rate	12,000	SOFR+2.00%	AAA (sf)
Class B-1 Notes	Senior Secured Floating Rate	40,000	SOFR+2.35%	AA (sf)
Class B-2 Notes	Senior Secured Fixed Rate	26,000	4.98%	AA (sf)
Class C Notes (1)	Secured Deferrable Floating Rate	51,000	SOFR+2.60%	A (sf)
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	39,000	SOFR+3.69%	BBB- (sf)
Class E Notes (1)	Junior Secured Deferrable Floating Rate	21,000	SOFR+7.33%	BB- (sf)
Total Secured Notes		531,000
Subordinated Notes (1)		58,750	None	Not rated
Total 2022-1 BSL Notes		$589,750
(1)The Company retained all of the Class C Notes, the Class D Notes, the Class E Notes and the Subordinated Notes issued in the 2022-1 BSL Debt Securitization which are eliminated in consolidation.
The Company retained all of the Class C Notes, the Class D Notes, the Class E Notes and the Subordinated Notes issued in the 2022-1 BSL Debt Securitization. The 2022-1 BSL Notes are scheduled to mature on July 20, 2035; however the 2022-1 BSL Notes may be redeemed by the 2022-1 BSL Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after, in the case of any Class of Notes other than the Class A-1 Notes, July 20, 2024, and in the case of the Class A-1 Notes, July 20, 2035. The Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2022-1 BSL Issuer and the 2022-1 BSL Co-Issuer, the Class E Notes are the secured obligations of the 2022-1 BSL Issuer, the Subordinated Notes are the unsecured obligations of the 2022-1 BSL Issuer, and the indenture governing the 2022-1 BSL Notes includes customary covenants and events of default.
The 2022-1 BSL Notes have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Company serves as collateral manager to the 2022-1 BSL Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $451.2 million as of June 30, 2022.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 2.32% per annum as of March 31, 2022. As of June 30, 2022 the Company had $302.2 million of short-term borrowings under the Repurchase Agreements.

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
As of June 30, 2022 the Company had $0.0 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $0.0 million as of June 30, 2022.
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

The Company’s outstanding debt obligations were as follows:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$1,547,400	$1,547,400	$102,600	$102,600
Castle Peak Funding Facility (3)	1,600,000	1,356,455	1,356,455	243,545	243,521
Maroon Peak Funding Facility	800,000	800,000	800,000	—	—
Summit Peak Funding Facility (4)	2,300,000	1,808,793	1,808,793	491,207	33,223
Denali Peak Funding Facility	750,000	749,800	749,800	200	200
Bushnell Peak Funding Facility	600,000	593,800	593,800	6,200	6,200
Granite Peak Funding Facility	750,000	301,400	301,400	448,600	181,574
Middle Peak Funding Facility	800,000	713,950	713,950	86,050	86,050
Bison Peak Funding Facility	1,500,000	1,349,400	1,349,400	150,600	150,600
Blanca Peak Funding Facility	1,000,000	1,000,000	1,000,000	—	—
Windom Peak Funding Facility(5)	2,000,000	1,816,641	1,816,641	183,359	181,931
Monarch Peak Funding Facility	2,000,000	973,400	973,400	1,026,600	48,490
Borah Peak Funding Facility	400,000	349,000	349,000	51,000	51,000
2022-1 BSL WH	400,000	91,000	91,000	309,000	309,000
Revolving Credit Facility (6)	5,150,000	1,324,731	1,324,731	3,825,269	3,825,269
June 2024 Notes (7)(10)	435,000	435,000	421,027	—	—
June 2026 Notes (7)	400,000	400,000	397,279	—	—
September 2024 Notes (7)(10)	365,000	365,000	352,254	—	—
December 2026 Notes (7)(10)	1,250,000	1,250,000	1,204,396	—	—
November 2026 Eurobonds (7)(8)	580,475	580,475	517,533	—	—
November 2024 Notes (7)(10)	500,000	500,000	482,076	—	—
March 2027 Notes (7)	1,000,000	1,000,000	988,040	—	—
January 2025 Notes (7)(10)	500,000	500,000	480,646	—	—
January 2029 Notes (7)	650,000	650,000	638,361	—	—
March 2025 Notes (7)(10)	900,000	900,000	876,324	—	—
May 2027 Notes (7)(10)	625,000	625,000	621,436	—	—
April 2026 UK Bonds (7)(8)(10)	326,925	326,925	296,439	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,953	—	—
2022-1 BSL Debt (9)	420,000	420,000	418,670	—	—
2021-2 Debt (9)	505,800	505,800	504,189	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,860	—	—
MML 2022-1 Debt (9)	759,000	759,000	753,652	—	—
Short-Term Borrowings	302,182	302,182	302,182	—	—
Total	$32,572,382	$25,648,152	$25,378,087	$6,924,230	$5,219,658

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (3)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (4)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (6)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (7)	435,000	435,000	431,854	—	—
June 2026 Notes (7)	400,000	400,000	396,952	—	—
September 2024 Notes (7)	365,000	365,000	361,805	—	—
December 2026 Notes (7)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	563,695	—	—
November 2024 Notes (7)	500,000	500,000	496,054	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,910	—	—
2021-2 Debt (9)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 6.1 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(5)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022 and December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 43.6 million and 43.6 million, respectively.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Swiss Franc (CHF) and British Pounds (GBP) of 201.7 million, 94.7 million and 557.1 million, respectively . As December 31, 2021 the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(7)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, May 2027 Notes and April 2026 UK Bonds are presented net of unamortized debt issuance costs of $2.6 million, $2.7 million, $2.6 million, $20.8 million, $6.5 million, $3.5 million, $12.0 million, $4.3 million, $11.6 million, $8.0 million, $2.7 million and $3.3 million, respectively, as of June 30, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(8)The November 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction. The April 2026 UK Bonds are denominated in British Pounds and were converted from local currency (GBP) to U.S. Dollars at the time of the transaction.
(9)The carrying value of the Company’s 2021-1 BSL Debt, 2022-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt and MML 2022-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.3 million, $1.6 million, $4.1 million and $5.3 million as of June 30, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
(10)Inclusive of change in fair market value of effective hedge.

As of June 30, 2022 and December 31, 2021, $143.0 million and $47.7 million, respectively, of interest expense and $4.6 million and $2.6 million, respectively, of unused commitment fees were included in interest payable. For the three months ended June 30, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 2.86% and 2.21%, respectively, (including unused fees) and the average principal debt outstanding was $21,268.1 million and $2,814.1 million, respectively. For the six months ended June 30, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 2.67% and 2.16%, respectively, (including unused fees) and the average principal debt outstanding was $19,693.5 million and $1,777.0 million, respectively.
The components of interest expense were as follows:

	Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$135,393	$14,939
Facility unused fees	10,147	570
Accretion of original issue discount	4,646	30
Amortization of financing costs and debt issuance costs	7,933	1,806
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(69,221)	—
Hedged items	69,271	—
Total interest expense	$158,169	$17,345
Cash paid for interest expense	$96,828	$11,336

	Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$233,983	$17,809
Facility unused fees	15,404	682
Accretion of original issue discount	8,329	30
Amortization of financing costs and debt issuance costs	12,874	2,264
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(95,229)	—
Hedged items	96,198	—
Total interest expense	$271,559	$20,785
Cash paid for interest expense	$181,128	$11,837
Note 7. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2022 and December 31, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $6,873.6 million and $4,870.5 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of June 30, 2022, the Company estimates that it had $9,081.3 million of investments attributable to the company that are that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management is not aware of any pending or threatened material litigation.
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

Note 8. Net Assets
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2022 (dollars in thousands except share amounts):

	June 30, 2022
	Shares	Amount
CLASS I
Subscriptions	96,008,795	$2,465,578
Share transfers between classes	983,225	25,240
Distributions reinvested	4,570,700	117,013
Share repurchases	(10,388,019)	(257,623)
Early repurchase deduction	—	2,283
Net increase (decrease)	91,174,701	$2,352,491
CLASS S
Subscriptions	50,998,279	$1,309,690
Share transfers between classes	(147,265)	(3,754)
Distributions reinvested	1,735,474	44,483
Share repurchases	(998,387)	(25,241)
Early repurchase deduction	—	99
Net increase (decrease)	51,588,101	$1,325,277
CLASS D
Subscriptions	10,235,885	$262,493
Share transfers between classes	(835,960)	(21,486)
Distributions reinvested	305,881	7,831
Share repurchases	(82,582)	(2,046)
Early repurchase deduction	—	23
Net increase (decrease)	9,623,224	$246,815
Total net increase (decrease)	152,386,026	$3,924,583

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2022:

	June 30, 2022
	Shares	Amount
CLASS I
Subscriptions	221,712,300	$5,719,346
Share transfers between classes	1,533,335	39,479
Distributions reinvested	8,503,028	218,785
Share repurchases	(11,878,376)	(296,104)
Early repurchase deduction	—	2,644
Net increase (decrease)	219,870,287	$5,684,150
CLASS S
Subscriptions	108,794,581	$2,805,719
Share transfers between classes	(176,884)	(4,520)
Distributions reinvested	3,153,054	81,177
Share repurchases	(1,665,431)	(41,963)
Early repurchase deduction	—	405
Net increase (decrease)	110,105,320	$2,840,818
CLASS D
Subscriptions	20,725,977	$534,032
Share transfers between classes	(1,356,451)	(34,959)
Distributions reinvested	517,379	13,305
Share repurchases	(91,424)	(2,276)
Early repurchase deduction	—	67
Net increase (decrease)	19,795,481	$510,169
Total net increase (decrease)	349,771,088	$9,035,137

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	72,765,283	$1,863,782
Share transfers between classes	106,389	2,745
Distributions reinvested	768,399	19,715
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	73,591,333	$1,885,003
CLASS S
Subscriptions	31,758,213	$813,582
Distributions reinvested	185,595	4,766
Share repurchases	—	—
Early repurchase deduction	—	6
Net increase (decrease)	31,943,808	$818,354
CLASS D
Subscriptions	3,125,266	$80,347
Share transfers between classes	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	108,556,429	$2,781,021

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	144,470,591	$3,669,228
Share transfers between classes	106,389	2,745
Distributions reinvested	959,838	24,563
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	145,488,080	$3,695,297
CLASS S
Subscriptions	42,866,403	$1,093,871
Distributions reinvested	208,295	5,341
Share repurchases	—	—
Early repurchase deduction fees	—	6
Net increase (decrease)	43,074,698	$1,099,218
CLASS D
Subscriptions	3,125,266	$80,347
Transfers	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction fees	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	191,584,066	$4,872,179
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D common shares of beneficial interest during the six months ended June 30, 2022 and 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
April 30, 2022	25.76	25.76	25.76
May 31, 2022	25.28	25.28	25.28
June 30, 2022	24.80	24.80	24.80

	NAV Per Share
For the Months Ended	Class I	Class S	Class D (1)
January 31, 2021	$25.25	$25.25	$—
February 28, 2021	25.36	25.36	—
March 31, 2021	25.49	25.49	—
April 30, 2021	25.59	25.59	—
May 31, 2021	25.80	25.80	25.80
June 30, 2021	25.81	25.81	25.81
(1)Class D commenced operations on May 1, 2021.
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D common shares of beneficial interest. The following table presents distributions that were declared during the six months ended June 30, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 23, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 23, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 23, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
			$1.0440	$511,347

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 23, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 23, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 23, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
			$0.9345	$187,144

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 23, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 23, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 23, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
			$1.0117	$28,996

The following table presents distributions that were declared during the six months ended June 30, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
			$1.0009	$97,735

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
			$0.8967	$21,833

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	$0.1510	$205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
			$0.4356	$1,065
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
Through June 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0440	$511,347	$0.9345	$187,144	$1.0117	$28,996
Net realized gains	—	—	—	—	—	—
Total	$1.0440	$511,347	$0.9345	$187,144	$1.0117	$28,996
The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9871	$95,729	$0.8829	$21,239	$0.4218	$1,023
Net realized gains	0.0138	2,006	0.0138	594	0.0138	42
Total	$1.0009	$97,735	$0.8967	$21,833	$0.4356	$1,065
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
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that were issued on or after October 1, 2021, will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
During the three months ended June 30, 2022, approximately 11,488,315 shares were repurchased (total value of $284.9 million based on June 30, 2022 NAV of $24.80). During the six months ended June 30, 2022, approximately 13,635,231 shares were repurchased (total value of $340.3 million based on June 30, 2022 NAV of $24.80).

During the three and six months ended June 30, 2021, approximately 48,738 shares were repurchased (total value of $1.3 million based on June 30, 2021 NAV of $25.81).

The following table further summarizes the share repurchases completed during the six months ended June 30, 2022:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	5.00%	$25.82	March 31, 2022	$54,464	2,146,916	0.43%	—
May 31, 2022	5.00%	$24.80	June 30, 2022	$282,505	11,488,315	1.65%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

The following table further summarizes the share repurchases completed during the six months ended June 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 28, 2021	5.00%	June 30, 2021	$1,233	48,738	0.06%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income (1)	1.11	1.00	1.07
Net unrealized and realized gain (loss) (2)	(1.20)	(1.20)	(1.19)
Net increase (decrease) in net assets resulting from operations	(0.09)	(0.20)	(0.12)
Distributions from net investment income (3)	(1.04)	(0.93)	(1.01)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.04)	(0.93)	(1.01)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	(1.13)	(1.13)	(1.13)
Net asset value, end of period	$24.80	$24.80	$24.80
Shares outstanding, end of period	566,461,843	242,530,420	36,609,942
Total return based on NAV (4)	(0.38)%	(0.81)%	(0.51)%
Ratios:
Ratio of net expenses to average net assets (5)	5.45%	6.31%	5.72%
Ratio of net investment income to average net assets (5)	8.65%	7.80%	8.40%
Portfolio turnover rate	3.91%	3.91%	3.91%
Supplemental Data:
Net assets, end of period	$14,048,171	$6,014,726	$907,815
Asset coverage ratio	182.0%	182.0%	182.0%

The following are the financial highlights for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Class I	Class S	Class D (7)
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income (1)	1.08	1.01	0.39
Net unrealized and realized gain (loss) (2)	0.73	0.70	0.27
Net increase (decrease) in net assets resulting from operations	1.81	1.71	0.66
Distributions from net investment income (3)	(0.99)	(0.89)	(0.43)
Distributions from net realized gains (3)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets from shareholders' distributions	(1.00)	(0.90)	(0.44)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	0.81	0.81	0.22
Net asset value, end of period	$25.81	$25.81	$25.81
Shares outstanding, end of period	145,490,140	43,074,698	3,021,288
Total return based on NAV (4)	7.34%	6.91%	2.57%
Ratios:
Ratio of net expenses to average net assets (5)	2.69%	3.68%	3.33%
Ratio of net investment income to average net assets (5)	8.77%	8.15%	8.96%
Portfolio turnover rate	13.28%	13.28%	13.28%
Supplemental Data:
Net assets, end of period	$3,754,393	$1,111,572	$77,969
Asset coverage ratio	202.3%	202.3%	202.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2022, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.01), $(0.01) and $(0.00) impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions. For the six months ended June 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.05, $0.04 and $0.03 impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions.
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
(5)For the six months ended June 30, 2022, amounts are annualized except for organizational costs, excise tax and management fee and income based incentive fee waivers by the Adviser. For the six months ended June 30, 2022, the ratio of total operating expenses to average net assets was 5.45%, 6.31%, and 5.72% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets. For the six months ended June 30, 2021, amounts are annualized except for organizational costs. For the six months ended June 30, 2021, the ratio of total operating expenses to average net assets was 4.95%, 5.94% and 6.20%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 2.26%, 2.26% and 2.87% on Class I, Class S and Class D, respectively, of average net assets.
(6)The per share amount rounds to less than $0.01 per share.
(7)Class D commenced operations on May 1, 2021.

Note 10. Joint Venture
BCRED Emerald JV

BCRED Emerald JV LP (“JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. The Company and the JV partner each agreed to contribute up to $1,500 million and $500 million, respectively, to the JV. The Company contributed approximately $733.4 million of cash, and the JV Partner contributed net assets of approximately $244.5 million (i.e. $977.8 million in net assets contributed less $733.4 million in cash received by the JV Partner) to the JV in exchange for initial equity ownership interests of approximately 75% and approximately 25%, respectively. The Company and the JV Partner, through their joint control of the JV’s General Partner, have equal control of the JV's investment decisions and generally all other decisions in respect of the JV must be approved by the JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner. Our investment in the JV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2022.
The Company has a variable interest in the JV and has determined that the JV is a variable interest entity under ASC 810. The Company is not deemed to be the primary beneficiary of the JV as there is equal power between the Company and JV. Accordingly, the Company does not consolidate the JV.
As of June 30, 2022, the JV had total investments in senior secured debt at fair value of $2,721.4 million. The determination of fair value is in accordance with ASC 820. The following table is a summary of JV’s portfolio as well as a listing of the portfolio investments in the JV’s portfolio as of June 30, 2022:

June 30, 2022
Total senior secured debt investments(1)	$2,721,428
Number of portfolio companies	295
Weighted average yield on debt and income producing investments, at fair value(2)	6.97%
Weighted average yield on debt and income producing investments, at cost(2)	7.11%
Percentage of debt portfolio at floating interest rates(1)	100.00%
Percentage of debt portfolio at fixed interest rates(1)	—%
Percentage of assets on non-accrual	—%
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

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien
Aerospace & Defense
Amentum Government Services Holdings, LLC (9)	L + 3.75%	5.42%	1/29/2027	$2,992	$2,885	$2,858	0.28%
Atlas CC Acquisition Corp. (7)(10)	L + 4.25%	5.82%	5/25/2028	9,995	9,604	9,264	0.90
Loar Group, Inc. (4)(11)	L + 7.25%	8.92%	10/2/2023	28,194	28,194	28,194	2.75
Vertex Aerospace Services Corp. (10)	L + 4.00%	5.67%	10/27/2028	2,993	3,007	2,849	0.28
					43,690	43,164	4.21

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.75%	6/11/2027	24,624	24,398	24,378	2.38
Mode Purchaser, Inc. (4)(11)	SOFR + 6.25%	7.25%	12/9/2026	39,131	39,131	39,131	3.82
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	7.95%	12/31/2028	21,795	21,339	21,526	2.10
					84,869	85,035	8.30
Airlines
Air Canada (6)(10)	L + 3.50%	4.25%	8/11/2028	4,000	3,962	3,690	0.36
American Airlines, Inc. (6)(10)	L + 4.75%	5.81%	3/11/2028	3,815	3,950	3,649	0.36
KKR Apple Bidco, LLC (11)	L + 2.75%	4.42%	9/23/2028	5,995	5,812	5,677	0.55
					13,724	13,016	1.27
Auto Components
Clarios Global LP (6)(8)	L + 3.25%	4.92%	4/30/2026	3,000	2,858	2,809	0.27
GC EOS Buyer, Inc. (8)	L + 4.50%	6.17%	8/1/2025	1,990	1,999	1,980	0.19
Wheel Pros, Inc. (10)	L + 4.50%	6.10%	4/23/2028	2,487	2,496	2,072	0.20
					7,353	6,861	0.66
Beverages
Triton Water Holdings, Inc. (9)	L + 3.50%	5.75%	3/18/2028	5,980	5,830	5,316	0.52
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L + 3.25%	4.57%	4/12/2028	1,492	1,464	1,245	0.12
CP Atlas Buyer, Inc. (9)	L + 3.75%	5.42%	11/23/2027	3,980	3,991	3,513	0.34
Express Wash Concepts, LLC (4)(11)	SOFR + 4.50%	5.50%	4/30/2027	10,500	10,403	10,150	0.99
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	19,766	19,676	19,766	1.93
Griffon Corporation (6)(9)	P + 2.75%	4.36%	1/24/2029	2,500	2,429	2,395	0.23
iHeartCommunications, Inc. (11)	L + 3.00%	4.67%	5/1/2026	3,000	2,873	2,795	0.27
Illuminate Merger Sub Corp. (9)	L + 3.50%	6.38%	6/30/2028	2,985	2,982	2,625	0.26
Kodiak BP, LLC (10)	L + 3.25%	5.50%	2/25/2028	4,975	4,914	4,375	0.43
Latham Pool Products, Inc. (7)(11)	SOFR + 3.75%	5.23%	2/18/2029	29,925	28,906	27,995	2.73
Lindstrom, LLC (4)(11)	L + 6.25%	7.31%	4/7/2025	27,850	27,850	27,850	2.72
New Arclin US Holding Corp. (6)(7)(9)	L + 3.75%	5.42%	10/2/2028	2,605	2,619	2,384	0.23
Tamko Building Product, LLC (8)	L + 3.00%	5.25%	6/1/2026	3,000	2,895	2,820	0.28
The Chamberlain Group, Inc. (9)	L + 3.50%	5.17%	11/3/2028	4,988	4,925	4,522	0.44
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	8.75%	12/29/2026	10,668	10,668	10,668	1.04
					126,596	123,102	12.01

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 4.50%	6.17%	7/31/2026	9,130	8,796	8,708	0.85
AllSpring Buyer, LLC (6)(9)	L + 3.25%	5.56%	11/1/2028	1,995	2,005	1,923	0.19
Resolute Investment Managers, Inc. (4)(11)	L + 4.25%	6.50%	4/30/2024	2,978	2,984	2,784	0.27
Superannuation And Investments US, LLC (6)(9)	L + 3.75%	5.42%	9/23/2028	1,990	2,002	1,917	0.19
The Edelman Financial Engines Center, LLC (10)	L + 3.50%	5.17%	3/15/2028	8,745	8,434	8,117	0.79
					24,220	23,449	2.29
Chemicals
Ascend Performance Materials Operations, LLC (10)	L + 4.75%	7.00%	8/27/2026	1,662	1,670	1,625	0.16
DCG Acquisition Corp. (4)(8)	L + 4.50%	6.17%	9/30/2026	2,985	2,985	2,806	0.27
Dominion Colour Corporation (4)(6)(11)	L + 7.25% (incl. 2.00% PIK)	8.93%	4/6/2024	10,970	10,819	10,092	0.98
Messer GMBH (9)	L + 3.25%	4.92%	3/2/2026	3,500	3,428	3,355	0.33
Olympus Water US Holding Corp. (9)	L + 3.75%	6.06%	9/21/2028	1,995	2,006	1,864	0.18
Polymer Additives, Inc. (8)	L + 6.00%	7.24%	7/31/2025	30,263	29,616	29,166	2.85
Starfruit Finco BV (10)	L + 5.75%	6.87%	10/1/2025	2,000	1,908	1,897	0.19
					52,431	50,805	4.96
Commercial Services & Supplies
Access CIG, LLC (8)	L + 3.75%	5.32%	2/27/2025	3,979	3,983	3,769	0.37
Allied Universal Holdco, LLC (9)	L + 3.75%	5.42%	5/12/2028	8,975	8,720	8,246	0.80
Anticimex, Inc. (4)(6)(9)	L + 4.00%	5.60%	11/16/2028	2,993	3,019	2,850	0.28
Anticimex, Inc. (6)(9)	L + 3.50%	5.10%	11/16/2028	3,500	3,339	3,319	0.32
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	7.71%	5/7/2028	19,718	19,718	19,718	1.92
Belfor Holdings, Inc. (8)	L + 3.75%	5.42%	4/6/2026	4,000	3,980	3,880	0.38
DG Investment Intermediate Holdings 2, Inc. (9)	L + 3.75%	5.42%	3/17/2028	2,985	2,999	2,797	0.27
EAB Global, Inc. (9)	L + 3.50%	4.74%	6/28/2028	4,985	4,891	4,703	0.46
eResearchTechnology, Inc. (11)	L + 4.50%	6.17%	2/4/2027	9,249	8,980	8,569	0.84
First Advantage Holdings, LLC (11)	L + 2.75%	4.42%	1/31/2027	4,000	3,917	3,848	0.38
Foundational Education Group, Inc. (9)	SOFR + 3.75%	6.07%	8/31/2028	4,000	3,878	3,840	0.37
Garda World Security Corp. (6)(8)	L + 4.25%	5.90%	10/30/2026	9,000	8,769	8,325	0.81
Genuine Financial Holdings, LLC (8)	L + 3.75%	5.42%	7/11/2025	3,925	3,885	3,744	0.37
International SOS The Americas LP (4)(6)(9)	L + 3.75%	6.06%	8/5/2028	1,990	1,997	1,905	0.19
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	7.58%	12/15/2027	10,998	10,771	10,740	1.05
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	37,017	36,761	37,017	3.61
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	7.44%	12/10/2027	19,262	18,841	18,806	1.84
PECF USS Intermediate Holding III Corp. (9)	L + 4.25%	5.92%	12/15/2028	2,985	3,002	2,705	0.26

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Recycle & Resource US, LLC (4)(6)(9)	L + 3.50%	5.75%	7/8/2028	2,985	2,999	2,813	0.27
Restaurant Technologies, Inc. (11)	SOFR + 4.25%	6.30%	3/17/2029	20,000	19,517	19,233	1.88
Revspring, Inc. (8)	L + 4.00%	5.67%	10/11/2025	2,992	2,996	2,873	0.28
The Action Environmental Group, Inc. (4)(11)	L + 6.00%	7.27%	1/16/2026	19,570	19,135	19,325	1.89
The Action Environmental Group, Inc. (4)(5)(12)	L + 6.00%	7.25%	1/16/2026	2,072	2,026	2,046	0.20
TRC Companies, Inc. (9)	L + 3.75%	6.00%	12/8/2028	3,990	4,001	3,767	0.37
					202,123	198,840	19.41
Construction & Engineering
Atlas Intermediate III, LLC (4)(11)	L + 7.50%	8.74%	2/25/2028	24,313	24,224	24,112	2.35
Brookfield WEC Holdings, Inc. (9)	L + 2.75%	4.42%	8/1/2025	9,970	9,562	9,453	0.92
Pike Electric Corp. (8)	L + 3.00%	4.67%	1/21/2028	6,000	5,821	5,721	0.56
Refficiency Holdings, LLC (7)(10)	L + 3.75%	5.42%	12/31/2027	3,801	3,754	3,538	0.35
					43,362	42,824	4.18
Construction Materials
Quikrete Holdings, Inc. (11)	L + 3.00%	4.67%	6/11/2028	6,000	5,823	5,675	0.55
White Cap Buyer, LLC (9)	SOFR + 3.75%	5.28%	10/19/2027	5,206	5,016	4,813	0.47
					10,839	10,487	1.02
Containers & Packaging
Berlin Packaging, LLC (9)	L + 3.75%	6.01%	3/11/2028	8,961	8,743	8,363	0.82
Bway Holding Corporation (8)	L + 3.25%	4.31%	4/3/2024	1,995	1,971	1,882	0.18
Charter NEX US, Inc. (10)	L + 3.75%	5.42%	12/1/2027	6,500	6,235	6,138	0.60
Graham Packaging Co, Inc. (10)	L + 3.00%	4.67%	8/4/2027	4,477	4,424	4,211	0.41
Novolex, Inc. (9)	SOFR + 4.25%	5.88%	4/13/2029	9,000	8,677	8,438	0.82
ProAmpac PG Borrower, LLC (10)	L + 3.75%	5.26%	11/3/2025	2,992	3,003	2,780	0.27
Ring Container Technologies Group, LLC (9)	L + 3.75%	4.27%	8/12/2028	3,000	2,884	2,858	0.28
TricorBraun Holdings, Inc. (9)	L + 3.25%	4.92%	3/3/2028	7,337	7,028	6,850	0.67
Trident TPI Holdings, Inc. (11)	L + 3.25%	5.50%	7/29/2028	3,021	3,020	2,921	0.29
Trident TPI Holdings, Inc. (9)	L + 4.00%	6.25%	9/15/2028	5,898	5,645	5,544	0.54
					51,631	49,986	4.88

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	7.19%	12/10/2028	24,314	23,859	23,828	2.33
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.92%	10/17/2025	23,499	23,344	23,499	2.29
Dana Kepner Company, LLC (4)(11)	L + 6.25%	8.31%	12/29/2026	15,790	15,826	15,711	1.53
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	8.00%	11/2/2026	29,766	29,262	29,443	2.87
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR + 6.25%	7.46%	11/13/2024	31,570	31,038	31,093	3.03
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	39,817	39,700	39,220	3.83
					163,029	162,794	15.88
Diversified Consumer Services
Ascend Buyer, LLC (9)	L + 3.50%	5.17%	12/11/2028	8,185	7,887	7,581	0.74
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.56%	7/20/2028	35,146	35,146	35,146	3.43
Colibri Group, LLC (10)	SOFR + 5.00%	5.95%	3/12/2029	3,990	3,952	3,870	0.38
Dreambox Learning Holding, LLC (4)(5)(10)	L + 6.25%	7.00%	12/1/2027	34,200	33,568	33,516	3.27
EM Bidco Limited (6)(9)	L + 4.25%	4.75%	4/12/2029	3,421	3,404	3,232	0.32
KUEHG Corp. (11)	L + 3.75%	6.00%	2/21/2025	6,986	6,810	6,527	0.64
Learning Care Group (11)	L + 3.25%	4.92%	3/13/2025	7,994	7,717	7,424	0.72
Pre-Paid Legal Services, Inc. (9)	L + 3.75%	5.42%	12/15/2028	7,990	7,819	7,478	0.73
Prime Security Service Borrower, LLC (10)	L + 2.75%	3.81%	9/23/2026	5,000	4,849	4,680	0.46
Renaissance Learning, Inc. (11)	L + 4.50%	5.58%	3/30/2029	4,000	3,938	3,833	0.37
Rinchem Company, LLC (4)(9)	SOFR + 4.50%	6.65%	2/2/2029	4,000	3,981	3,765	0.37
University Support Services, LLC (9)	L + 3.25%	4.92%	2/10/2029	7,163	6,994	6,769	0.66
Weld North Education, LLC (9)	L + 3.75%	5.42%	12/21/2027	1,992	1,973	1,899	0.19
					128,037	125,722	12.28
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	7.42%	4/30/2028	17,519	17,351	17,344	1.69
Mitchell International, Inc. (9)	L + 3.75%	5.35%	10/15/2028	8,489	8,209	7,757	0.76
Polaris Newco, LLC (9)	L + 4.00%	5.67%	6/2/2028	6,987	6,666	6,477	0.63
Sedgwick Claims Management Services, Inc. (6)(8)	L + 3.25%	4.92%	12/31/2025	7,496	7,334	7,060	0.69
					39,561	38,637	3.77
Diversified Telecommunication Services
Zacapa, LLC (6)(9)	SOFR + 4.25%	6.30%	3/22/2029	5,990	5,891	5,610	0.55
Zayo Group Holdings, Inc. (9)	SOFR + 4.25%	5.78%	3/9/2027	6,988	6,750	6,549	0.64
					12,640	12,160	1.19
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.71%	3/26/2027	10,822	10,700	10,685	1.04

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electrical Equipment
Madison IAQ, LLC (9)	L + 3.25%	4.52%	6/16/2028	4,239	4,104	3,873	0.38
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	8.13%	12/23/2026	14,880	14,635	14,238	1.39
CPI International, Inc. (11)	L + 3.50%	4.74%	7/26/2024	1,990	1,995	1,974	0.19
Infinite Bidco, LLC (9)	L + 3.25%	5.50%	2/24/2028	2,985	2,999	2,776	0.27
Ingram Micro, Inc. (9)	L + 3.50%	5.75%	3/31/2028	2,985	2,998	2,832	0.28
					22,627	21,821	2.13
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.92%	9/10/2025	22,793	22,793	22,793	2.22
Entertainment
CE Intermediate I, LLC (4)(9)	L + 4.00%	5.40%	11/10/2028	4,991	4,987	4,717	0.46
Recorded Books, Inc. (8)	L + 4.00%	6.00%	8/29/2025	4,000	3,948	3,808	0.37
					8,935	8,524	0.83
Health Care Equipment & Supplies
Auris Luxembourg III Sarl (6)(8)	L + 3.75%	5.58%	2/27/2026	7,987	7,650	7,248	0.71
CSHC Buyerco, LLC (4)(7)(11)	L + 4.75%	5.75%	9/8/2026	7,489	7,312	7,489	0.73
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	7.07%	11/1/2028	29,482	28,814	28,765	2.81
Mozart Borrower LP (9)	L + 3.25%	4.92%	9/20/2028	8,988	8,756	8,363	0.82
Resonetics, LLC (10)	L + 4.00%	5.24%	4/28/2028	2,992	2,982	2,850	0.28
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L + 3.75%	6.00%	10/2/2026	9,975	9,696	9,266	0.90
					65,210	63,981	6.25
Health Care Providers & Services
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	8.22%	5/7/2027	10,230	10,114	10,107	0.99
ADMI Corp. (9)	L + 3.50%	5.17%	12/23/2027	5,987	5,777	5,504	0.54
AHP Health Partners, Inc. (9)	L + 3.50%	5.17%	8/4/2028	1,990	1,949	1,884	0.18
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25%	7.00%	12/21/2028	19,700	19,301	19,267	1.88
CHG Healthcare Services, Inc. (9)	L + 3.25%	4.75%	9/29/2028	8,992	8,634	8,529	0.83
DCA Investment Holdings, LLC (4)(7)(10)	SOFR + 6.25%	7.00%	4/3/2028	5,843	5,785	5,786	0.56
Electron Bidco, Inc. (9)	L + 3.00%	4.67%	11/1/2028	6,995	6,799	6,570	0.64
Epoch Acquisition, Inc. (4)(11)	L + 6.00%	7.67%	10/4/2024	29,269	29,269	29,269	2.86
Forefront Management Holdings, LLC (4)(7)(9)	SOFR + 4.25%	5.33%	3/23/2029	6,506	6,383	6,018	0.59
Global Medical Response, Inc. (11)	L + 4.25%	5.25%	10/2/2025	4,985	4,874	4,650	0.45
Heartland Dental, LLC (4)(11)	L + 4.00%	5.64%	4/30/2025	39,323	37,590	37,651	3.67
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	7.25%	10/15/2026	31,463	31,178	31,148	3.04
LifePoint Health, Inc. (8)	L + 3.75%	5.42%	11/16/2025	7,000	6,994	6,551	0.64

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Midwest Physician Administrative Services, LLC (10)	L + 3.25%	5.50%	3/5/2028	2,985	2,989	2,746	0.27
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.79%	7/16/2027	15,858	15,789	15,858	1.55
NMSC Holdings, Inc. (10)	SOFR + 5.25%	6.15%	2/23/2029	4,000	3,961	3,711	0.36
Onex TSG Intermediate Corp. (6)(10)	L + 4.75%	6.42%	2/28/2028	1,990	2,005	1,861	0.18
Ownex & Minor, Inc. (11)	SOFR + 3.75%	5.38%	3/23/2029	2,536	2,499	2,523	0.25
Pathway Vet Alliance, LLC (8)	L + 3.75%	6.00%	3/31/2027	4,985	4,888	4,642	0.45
Pediatric Associates Holding Co., LLC (7)(9)	L + 3.25%	5.08%	12/29/2028	3,728	3,711	3,478	0.34
PetVet Care Centers, LLC (10)	L + 3.50%	5.17%	2/14/2025	6,490	6,303	6,138	0.60
Phoenix Guarantor, Inc. (6)(8)	L + 3.50%	5.14%	3/5/2026	8,479	8,295	7,961	0.78
PSKW Intermediate, LLC (4)(11)	L + 6.25%	7.92%	3/9/2026	29,325	29,325	29,325	2.86
Radnet, Inc. (6)(10)	P + 3.00%	4.62%	4/22/2028	4,302	4,303	4,100	0.40
Reverb Buyer, Inc. (7)(9)	L + 3.50%	6.38%	11/1/2028	3,352	3,308	3,113	0.30
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	7.71%	12/23/2028	49,089	48,108	48,029	4.69
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.76%	1/2/2029	12,656	12,352	12,330	1.20
Surgery Centers Holdings, Inc. (6)(10)	L + 3.75%	4.95%	8/31/2026	9,987	9,753	9,335	0.91
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.43%	11/4/2024	39,044	38,790	39,044	3.81
U.S. Anesthesia Partners, Inc. (9)	L + 4.25%	5.31%	9/22/2028	2,985	3,000	2,792	0.27
US Oral Surgery Management Holdco, LLC (4)(10)	L + 5.50%	6.96%	11/18/2027	708	596	603	0.06
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.96%	11/18/2027	20,100	19,822	20,000	1.95
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	8.00%	6/22/2028	6,381	6,238	6,298	0.61
WP CityMD Bidco, LLC (9)	L + 3.25%	5.50%	11/18/2028	7,183	7,062	6,783	0.66
					407,746	403,606	39.37
Health Care Technology
Edifecs, Inc. (4)(10)	L + 5.50%	7.75%	9/21/2026	9,819	9,686	9,672	0.94
Edifecs, Inc. (4)(11)	L + 7.50%	9.75%	9/21/2026	17,990	18,478	18,530	1.81
Imprivata, Inc. (9)	SOFR + 4.25%	5.43%	12/1/2027	5,000	4,855	4,871	0.48
Netsmart Technologies, Inc. (10)	L + 4.00%	5.67%	10/1/2027	3,962	3,923	3,784	0.37
Waystar Technologies, Inc. (8)	L + 4.00%	5.67%	10/22/2026	5,990	5,781	5,698	0.56
					42,724	42,555	4.16
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L + 3.50%	5.17%	8/17/2028	6,990	6,764	6,667	0.65
Fertitta Entertainment, LLC (9)	SOFR + 4.00%	5.53%	1/27/2029	6,990	6,680	6,466	0.63
GVC Holdings Gibraltar, Ltd. (6)(9)	L + 2.25%	3.74%	3/16/2027	2,992	2,926	2,881	0.28
IRB Holding Corp. (10)	SOFR + 3.00%	4.24%	12/15/2027	2,397	2,398	2,257	0.22

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
IRB Holding Corp. (11)	SOFR + 2.75%	4.42%	2/5/2025	1,995	1,997	1,896	0.19
Scientific Games Holdings LP (9)	SOFR + 3.50%	4.18%	4/4/2029	2,000	1,895	1,857	0.18
Tacala Investment Corp. (10)	L + 3.50%	5.17%	2/5/2027	2,992	3,003	2,807	0.27
Twin River Worldwide Holdings, Inc. (6)(9)	L + 3.25%	4.37%	10/2/2028	8,416	8,124	7,838	0.76
Whatabrands, LLC (9)	L + 3.25%	4.92%	8/3/2028	8,819	8,506	8,292	0.81
					42,293	40,960	3.99
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	L + 4.00%	4.50%	7/31/2028	7,333	7,001	6,538	0.64
Fluidra SA (6)(9)	SOFR + 2.00%	3.63%	1/29/2029	3,980	3,970	3,873	0.38
Hunter Douglas, Inc. (6)(9)	SOFR + 3.50%	4.84%	2/26/2029	4,000	3,981	3,458	0.34
					14,952	13,870	1.36
Industrial Conglomerates
Engineered Machinery Holdings, Inc. (10)	L + 3.75%	6.00%	5/19/2028	4,000	3,845	3,768	0.37
FCG Acquisitions, Inc. (9)	L + 3.75%	6.00%	3/16/2028	8,985	8,729	8,480	0.83
SPX Flow, Inc. (9)	SOFR + 4.50%	6.13%	4/5/2029	2,000	1,920	1,869	0.18
Vertical US Newco, Inc. (6)(9)	L + 3.50%	4.02%	7/30/2027	4,091	4,054	3,843	0.38
Victory Buyer, LLC (9)	L + 3.75%	5.81%	11/19/2028	2,993	3,010	2,776	0.27
					21,558	20,734	2.03
Insurance
Alliant Holdings Intermediate, LLC (8)	L + 3.25%	4.92%	5/9/2025	1,990	1,976	1,878	0.18
Alliant Holdings Intermediate, LLC (9)	L + 3.50%	5.01%	11/6/2027	2,985	3,001	2,786	0.27
AssuredPartners, Inc. (9)	SOFR + 3.50%	5.03%	2/12/2027	8,490	8,252	7,938	0.77
Baldwin Risk Partners, LLC (6)(9)	L + 3.50%	4.69%	10/14/2027	6,982	6,881	6,659	0.65
BroadStreet Partners, Inc. (8)	L + 3.00%	4.67%	1/27/2027	7,980	7,729	7,526	0.73
Howden Group Holdings Limited (6)(10)	L + 3.25%	4.94%	11/12/2027	4,492	4,493	4,252	0.42
HUB International Limited (10)	L + 3.25%	4.35%	4/25/2025	2,992	3,010	2,846	0.28
HUB International Limited (8)	L + 3.00%	4.21%	4/25/2025	5,474	5,242	5,196	0.51
NFP Corp. (8)	L + 3.25%	4.92%	2/15/2027	9,328	9,024	8,647	0.84
SG Acquisition, Inc. (4)(9)	L + 5.00%	7.25%	1/27/2027	33,651	33,574	33,651	3.28
USI, Inc. (11)	L + 3.00%	5.25%	5/16/2024	3,500	3,456	3,363	0.33
					86,639	84,743	8.26
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L + 3.25%	4.92%	12/6/2027	2,970	2,974	2,717	0.27
AppLovin Corp. (11)	L + 3.25%	5.50%	8/15/2025	3,990	3,937	3,827	0.37
Cengage Learning, Inc. (11)	L + 4.75%	5.75%	6/29/2026	1,492	1,505	1,351	0.13

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Interactive Media & Services (continued)
MH Sub I, LLC (11)	L + 3.75%	5.42%	9/13/2024	2,985	3,003	2,818	0.28
MH Sub I, LLC (8)	L + 3.75%	5.42%	9/13/2024	4,988	4,798	4,711	0.46
Project Boost Purchaser, LLC (8)	L + 3.50%	5.17%	6/1/2026	4,985	4,881	4,646	0.45
Red Planet Borrower, LLC (9)	L + 3.75%	5.42%	10/2/2028	4,980	4,962	4,410	0.43
SurveyMonkey, Inc. (4)(6)(8)	L + 3.75%	5.42%	10/10/2025	571	570	554	0.05
William Morris Endeavor Entertainment, LLC (8)	L + 2.75%	4.42%	5/18/2025	5,990	5,762	5,657	0.55
					32,392	30,692	2.99
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR + 6.00%	7.45%	12/29/2026	28,591	28,461	28,591	2.79
Prodege International Holdings, LLC (4)(7)(10)	L + 5.75%	7.58%	12/15/2027	20,653	20,253	20,230	1.97
					48,714	48,820	4.76
IT Services
Dcert Buyer, Inc. (8)	L + 4.00%	5.67%	10/16/2026	9,997	9,628	9,583	0.94
Endurance International Group Holdings, Inc. (10)	L + 3.50%	4.62%	2/10/2028	4,492	4,387	4,051	0.40
Ensono Holdings, LLC (10)	L + 4.00%	5.67%	5/19/2028	2,762	2,724	2,569	0.25
Rackspace Technology Global (10)	L + 2.75%	3.50%	2/15/2028	2,000	1,880	1,829	0.18
Razor Holdco, LLC (4)(10)	L + 5.75%	6.81%	10/25/2027	25,870	25,393	25,353	2.47
Sabre Global, Inc. (6)(9)	L + 3.50%	5.17%	12/17/2027	5,000	4,738	4,691	0.46
Turing Midco, LLC (11)	L + 2.75%	4.42%	3/23/2028	3,500	3,453	3,371	0.33
Virtusa Corp. (10)	SOFR + 3.75%	5.38%	2/11/2028	3,990	3,952	3,784	0.37
					56,153	55,230	5.40
Leisure Products
Motion Finco, LLC (6)(8)	L + 3.25%	5.50%	11/12/2026	8,500	8,096	7,877	0.77
Recess Holdings, Inc. (11)	L + 3.75%	4.99%	9/30/2024	2,195	2,193	2,116	0.21
					10,288	9,992	0.98
Life Sciences Tools & Services
Cambrex Corp. (10)	SOFR + 3.50%	4.53%	12/4/2026	3,947	3,926	3,755	0.37
Curia Global, Inc. (10)	L + 3.75%	4.99%	8/30/2026	4,240	4,184	4,014	0.39
					8,110	7,769	0.76
Machinery
Phoenix Services Merger Sub, LLC (11)	L + 3.75%	5.42%	3/1/2025	1,991	1,979	1,513	0.15
Pro Mach Group, Inc. (7)(11)	L + 4.00%	5.67%	8/31/2028	3,934	3,859	3,716	0.36
					5,838	5,229	0.51
Media
Clear Channel Outdoor Holdings, Inc. (6)(8)	L + 3.50%	4.74%	8/21/2026	1,990	1,960	1,720	0.17
Radiate Holdco, LLC (10)	L + 3.25%	4.92%	9/25/2026	3,980	3,987	3,711	0.36

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media (continued)
Univision Communications, Inc. (10)	L + 3.25%	4.92%	3/15/2026	3,980	3,977	3,768	0.37
Univision Communications, Inc. (11)	L + 2.75%	4.42%	3/15/2024	809	810	798	0.08
UPC Financing Partnership (11)	L + 3.00%	4.32%	1/31/2029	3,500	3,428	3,337	0.33
Virgin Media Bristol, LLC (11)	L + 3.25%	4.57%	1/31/2029	3,500	3,457	3,363	0.33
					17,618	16,695	1.64
Metals & Mining
SCIH Salt Holdings, Inc. (10)	L + 4.00%	4.75%	3/16/2027	3,976	3,931	3,563	0.35
Oil, Gas & Consumable Fuels
CQP Holdco, LP (9)	L + 3.75%	6.00%	6/5/2028	7,970	7,917	7,512	0.73
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.82%	11/26/2024	40,000	40,000	40,000	3.90
Freeport LNG Investments, LLLP (9)	L + 3.50%	4.56%	12/21/2028	4,957	4,918	4,312	0.42
					52,835	51,824	5.05
Pharmaceuticals
Embecta Corp. (11)	SOFR + 3.00%	5.05%	1/27/2029	457	454	433	0.04
Jazz Pharmaceuticals, Inc. (6)(9)	L + 3.50%	5.17%	4/21/2028	3,980	3,982	3,807	0.37
					4,436	4,240	0.41
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	7.45%	3/1/2028	19,750	19,658	19,701	1.92
Aqgen Island Holdings, Inc. (9)	L + 3.50%	5.81%	8/2/2028	7,998	7,686	7,478	0.73
Armor Holdco, Inc. (6)(9)	L + 4.50%	6.75%	12/11/2028	4,237	4,152	4,036	0.39
Camelot US Acquisition, LLC (6)(11)	L + 3.00%	4.67%	10/30/2026	3,985	3,889	3,767	0.37
Cast & Crew Payroll, LLC (9)	SOFR + 3.75%	5.28%	12/29/2028	4,975	4,973	4,739	0.46
Deerfield Dakota Holding, LLC (11)	SOFR + 3.75%	5.28%	4/9/2027	9,980	9,756	9,372	0.91
Galaxy US Opco, Inc. (6)(9)	SOFR + 4.75%	6.28%	4/29/2029	5,000	4,878	4,706	0.46
National Intergovernmental Purchasing Alliance Co. (8)	L + 3.50%	5.75%	5/23/2025	4,977	4,933	4,746	0.46
The Dun & Bradstreet Corporation (8)	L + 3.25%	4.87%	2/6/2026	8,279	7,980	7,834	0.76
Trans Union, LLC (9)	L + 2.25%	3.92%	12/1/2028	2,605	2,617	2,490	0.24
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	8.00%	12/21/2028	9,292	9,095	9,081	0.89
VT Topco, Inc. (4)(7)(10)	L + 3.75%	5.97%	8/1/2025	145	143	136	0.01
VT Topco, Inc. (7)(10)	L + 3.75%	5.42%	8/1/2025	3,933	3,907	3,830	0.37
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.75%	11/8/2028	30,057	29,506	29,455	2.87
					113,172	111,371	10.84

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.76%	5/26/2027	13,798	13,781	13,622	1.33
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.31%	2/16/2028	18,138	18,306	18,138	1.77
					32,088	31,761	3.10
Software
Apex Group Treasury, LLC (6)(9)	L + 3.75%	6.00%	7/27/2028	1,100	1,084	1,045	0.10
Applied Systems, Inc. (8)	P + 4.75%	6.75%	9/19/2024	4,000	3,939	3,849	0.38
Boxer Parent Company, Inc. (8)	L + 3.75%	5.42%	10/2/2025	8,977	8,692	8,386	0.82
Brave Parent Holdings, Inc. (8)	L + 4.00%	5.67%	4/18/2025	1,000	1,001	964	0.09
Brown Group Holdings, LLC (11)	L + 2.50%	4.17%	6/7/2028	5,995	5,714	5,701	0.56
Cloudera, Inc. (9)	L + 3.75%	5.42%	10/8/2028	8,243	7,950	7,611	0.74
ConnectWise, LLC (9)	L + 3.50%	5.75%	9/29/2028	4,478	4,485	4,112	0.40
Delta Topco, Inc. (10)	L + 3.75%	5.84%	12/1/2027	3,990	3,956	3,623	0.35
ECI Macola Max Holding, LLC (6)(10)	L + 3.75%	6.00%	11/9/2027	7,000	6,746	6,619	0.65
EP Purchaser, LLC (9)	L + 3.50%	5.75%	11/6/2028	3,494	3,486	3,334	0.33
Epicor Software Corp. (10)	L + 3.25%	4.92%	7/30/2027	9,980	9,703	9,447	0.92
Flexera Software, LLC (10)	L + 3.75%	5.37%	3/3/2028	5,974	5,832	5,677	0.55
GI Consilio Parent, LLC (7)(9)	L + 4.00%	5.67%	4/30/2028	6,194	6,067	5,691	0.56
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	7.17%	12/1/2028	23,541	22,998	22,939	2.24
Greeneden U.S. Holdings II, LLC (10)	L + 4.00%	5.67%	12/1/2027	4,477	4,479	4,294	0.42
HS Purchaser, LLC (10)	L + 4.00%	5.63%	11/19/2026	3,982	3,949	3,744	0.37
Hyland Software, Inc. (10)	L + 3.50%	5.17%	7/1/2024	3,982	3,954	3,853	0.38
Idera, Inc. (10)	L + 3.75%	4.82%	3/2/2028	2,985	2,995	2,762	0.27
Informatica, LLC (11)	L + 2.75%	4.44%	10/27/2028	1,600	1,580	1,523	0.15
ION Trading Finance Ltd. (6)(8)	L + 4.75%	7.00%	4/3/2028	5,855	5,550	5,417	0.53
Ivanti Software, Inc. (10)	L + 4.00%	5.61%	12/1/2027	1,990	1,979	1,706	0.17
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	8.75%	2/8/2026	15,059	14,925	15,059	1.47
Medallia, Inc. (4)(7)(10)	L + 6.75% PIK	8.42%	10/29/2028	41,075	40,346	40,254	3.93
Mitnick Purchaser, Inc. (9)	SOFR + 4.75%	5.82%	5/2/2029	5,000	4,976	4,763	0.46
Monk Holding Co. (4)(7)(10)	L + 5.75%	7.75%	12/1/2027	29,626	28,882	28,821	2.81
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	30,000	29,440	29,100	2.84
NortonLifeLock, Inc. (6)(9)	SOFR + 2.00%	2.50%	1/27/2029	4,000	3,980	3,803	0.37
Perforce Software, Inc. (8)	L + 3.75%	5.42%	7/1/2026	3,356	3,346	3,104	0.30
Project Alpha Intermediate Holding, Inc. (8)	L + 4.00%	5.67%	4/26/2024	2,985	2,978	2,879	0.28
Proofpoint, Inc. (5)(9)	L + 3.25%	4.82%	8/31/2028	8,963	8,594	8,353	0.82
Quest Software, Inc. (6)(9)	SOFR + 4.25%	5.42%	2/1/2029	4,000	3,962	3,571	0.35

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
RealPage, Inc. (9)	L + 3.00%	4.67%	4/24/2028	7,992	7,751	7,410	0.72
Relativity ODA, LLC (4)(7)(11)	L + 8.15%	9.15%	5/12/2027	5,841	5,755	5,745	0.56
Rocket Software, Inc. (9)	L + 4.25%	5.92%	11/28/2025	5,469	5,295	5,095	0.50
S2P Acquisition Borrower, Inc. (6)(8)	L + 3.75%	5.42%	8/14/2026	2,985	2,997	2,856	0.28
Solarwinds Holdings, Inc. (11)	L + 2.75%	4.42%	2/5/2024	3,500	3,441	3,360	0.33
Sophia, LP (9)	L + 3.25%	5.50%	10/7/2027	9,990	9,588	9,347	0.91
Sovos Compliance, LLC (7)(9)	L + 4.50%	6.17%	7/29/2028	3,985	3,983	3,765	0.37
SS&C Technologies, Inc. (6)(9)	SOFR + 2.25%	3.88%	3/22/2029	4,568	4,456	4,366	0.43
Stamps.com, Inc. (4)(10)	L + 5.75%	6.87%	10/5/2028	30,000	29,440	29,700	2.90
Stamps.com, Inc. (4)(10)	L + 5.75%	6.87%	10/5/2028	29,925	29,367	29,626	2.89
Surf Holdings, LLC (6)(8)	SOFR + 3.50%	5.42%	3/5/2027	4,992	4,915	4,705	0.46
Symphony Technology Group (5)(6)(10)	L + 4.75%	5.98%	7/27/2028	1,995	2,000	1,799	0.18
Symphony Technology Group (6)(9)	L + 4.00%	5.15%	3/1/2029	4,000	3,981	3,653	0.36
The Ultimate Software Group, Inc. (9)	L + 3.25%	4.21%	5/4/2026	9,233	8,949	8,675	0.85
Triple Lift, Inc. (4)(7)(10)	SOFR + 5.75%	6.58%	5/6/2028	15,671	15,494	15,480	1.51
Veritas US, Inc. (6)(11)	L + 5.00%	7.25%	9/1/2025	3,696	3,696	3,052	0.30
Vision Solutions, Inc. (10)	L + 4.00%	5.18%	3/4/2028	5,056	5,061	4,596	0.45
VS Buyer, LLC (11)	L + 3.00%	4.67%	2/28/2027	3,081	3,035	2,908	0.28
					406,769	398,141	38.89
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.18%	7.18%	5/3/2026	36,866	36,454	36,405	3.55
EG Dutch Finco BV (6)(8)	L + 4.00%	6.25%	2/7/2025	4,000	3,849	3,770	0.37
					40,303	40,175	3.92
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	8.42%	2/28/2026	29,397	29,266	28,441	2.78
Trading Companies & Distributors
Core and Main, LP (11)	L + 2.50%	4.32%	7/27/2028	4,000	3,910	3,822	0.37
Foundation Building Materials, Inc. (9)	L + 3.25%	4.49%	2/3/2028	6,985	6,722	6,147	0.60
Icebox Holdco III, Inc. (9)	L + 3.75%	6.00%	12/22/2028	4,951	4,885	4,607	0.45
LBM Acquisition, LLC (10)	L + 3.75%	5.42%	12/17/2027	3,980	3,977	3,282	0.32
Park River Holdings, Inc. (10)	L + 3.25%	4.22%	12/28/2027	3,114	3,103	2,569	0.25
Porcelain Acquisition Corp. (4)(7)(11)	L + 5.75%	8.00%	4/30/2027	8,825	8,611	8,763	0.86
Specialty Building Products Holdings, LLC (9)	L + 3.75%	5.35%	10/15/2028	1,995	2,007	1,771	0.17
SRS Distribution, Inc. (9)	SOFR + 3.50%	4.02%	6/4/2028	9,980	9,742	9,238	0.90

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Trading Companies & Distributors (continued)
The Cook & Boardman Group, LLC (11)	SOFR + 5.75%	6.97%	10/17/2025	3,886	3,802	3,730	0.36
					46,759	43,927	4.28
Transportation Infrastructure
First Student Bidco, Inc. (9)	L + 3.00%	5.23%	7/21/2028	3,987	3,976	3,571	0.35
Froneri International PLC (11)	L + 2.25%	3.92%	1/29/2027	1,933	1,861	1,784	0.17
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.68%	5/3/2027	13,326	12,868	12,826	1.25
Roadsafe Holdings, Inc. (4)(11)	L + 5.75%	7.76%	10/19/2027	18,950	18,760	18,760	1.83
					37,466	36,941	3.60
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR + 4.00%	6.05%	12/17/2027	9,505	9,222	8,697	0.85
Total First Lien Debt					$2,715,577	$2,663,851	259.96%
Second Lien Debt
Health Care Providers & Services
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.99%	10/15/2027	$1,877	$1,855	$1,863	0.18%
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	9.06%	11/1/2029	28,857	28,585	28,280	2.76
Total Second Lien Debt					$30,440	$30,143	2.94%
Warrant
Software
Mermaid EquityCo L.P. - Class B Units (4)				$495	$831	$900	0.09%
Total Warrant					$831	$900	0.09%
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)				2,547,048	$4,305	$4,839	0.47%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				194	208	208	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,230,769	2,215	2,043	0.20
					2,424	2,251	0.22
Distributors
Box Co-Invest Blocker, LLC (4)				780,000	780	814	0.08
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				974,662	1,131	1,170	0.11
Deneb Ultimate Topco, LLC - Class A Units (4)				728	728	728	0.07
					1,859	1,898	0.18

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				797	210	227	0.02
Jayhawk Holdings, LP - A-2 Common Units (4)				429	113	122	0.01
					322	349	0.03
Software
Lobos Parent, Inc. - Series A Preferred Shares (4)				5,773	5,700	5,860	0.57
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				1,614,060	4,245	4,536	0.44
					9,945	10,395	1.01
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				3,936	376	413	0.04
Equity Total					$20,010	$20,961	2.03%
Total Investment Portfolio					$2,766,859	$2,715,855	265.02%
Total Investments — non-controlled/affiliated
Specialty Retail
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					$1,828	$2,038	0.20%
Total Equity					$1,828	$2,038	0.20%
Total Investments — non-controlled/affiliated					$1,828	$2,038	0.20%
Investments—controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(6)(14)					$3,542	$3,534	0.34%
Total Equity					$3,542	$3,534	0.34%
Total Investments — controlled/affiliated					$3,542	$3,534	0.34%
Total Investment Portfolio					$2,772,228	$2,721,428	265.56%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$29,010	$29,010	2.83%
Other Cash and Cash Equivalents					95,066	95,066	9.28
Total Portfolio Investments, Cash and Cash Equivalents					$2,896,305	$2,845,505	277.67%
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
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR or "S"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. Variable rate loans typically include an interest reference rate floor feature. For each such loan, the Company has provided the interest rate in effect on the date presented.

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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$781	$(16)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	489	—
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/30/2028	1,667	—
Albireo Energy, LLC	Delayed Draw Term Loan	12/23/2026	4,646	—
Atlas Intermediate III, LLC	Delayed Draw Term Loan	2/25/2028	915	—
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	2,198	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	2,831	—
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	7,996	(106)
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	3,841	(38)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	8,058	—
CPI Buyer, LLC	Revolver	11/1/2026	2,379	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	3,511	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	2,022	(20)
Cumming Group, Inc.	Revolver	5/26/2027	1,779	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	335	—
Icebox Holdco III, Inc.	Delayed Draw Term Loan	12/22/2028	1,027	(59)
EM Bidco Limited	Delayed Draw Term Loan	4/12/2029	1,579	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/30/2027	24,500	(245)
Forefront Management Holdings, LLC	Delayed Draw Term Loan	3/23/2029	994	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	5/3/2027	484	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	4/30/2027	3,720	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	2,547	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	8,018	(80)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	3,888	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2023	1,582	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2027	3,878	(39)
Latham Pool Products, Inc.	Delayed Draw Term Loan	2/18/2029	11,250	(783)
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	2,542	—
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	640	(38)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	4,317	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	382	(28)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/28/2028	263	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	2,115	—
Pro Mach Group, Inc.	Delayed Draw Term Loan	8/31/2028	95	—
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	2,737	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	3,721	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	2,004	—
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	683	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	5,185	(52)
Smile Doctors, LLC	Revolver	12/23/2027	3,932	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	3,625	(36)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,813	(36)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	176	—
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	93	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	2,518	(25)
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	7,269	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(29)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	117	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,274	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	741	(7)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	1,154	—
Total Unfunded Commitments			$174,602	$(1,696)
(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of June 30, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of June 30, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of June 30, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of June 30, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of June 30, 2022 was 1.50%.

Below is selected balance sheet information for the JV as of June 30, 2022:

June 30, 2022
ASSETS	(Unaudited)
Investments at fair value (cost of $2,772,228 at June 30, 2022)	$2,721,428
Cash and cash equivalents	124,077
Interest receivable	18,131
Receivable for investments sold	17,098
Deferred financing costs	6,688
Total assets	$2,887,422
LIABILITIES
Debt	$1,333,164
Distribution payable	29,704
Payable for investments purchased and other liabilities	499,915
Total liabilities	1,862,783
MEMBERS’ EQUITY
Members’ Equity	1,024,639
Total Members’ Equity	1,024,639
Total liabilities and member’s equity	$2,887,422
Below is selected statement of operations information for the JV as of June 30, 2022:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$37,306	$62,927
Other income	77	242
Total investment income	37,383	63,169
Expenses:
Interest expense	9,973	14,195
Other expenses	550	1,212
Total expenses	10,523	15,407
Net investment income before taxes	26,860	47,762
Taxes	—	—
Net investment income after taxes	$26,860	$47,762
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	(48,640)	(50,801)
Net realized gains on investments	(380)	(490)
Total net realized and change in unrealized gain (loss) on investments	(49,020)	(51,291)
Net increase (decrease) in net assets resulting from operations	$(22,160)	$(3,529)

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

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2022, except as discussed below.
July Subscriptions and Dividend Declarations
The Company received approximately $0.9 billion of net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective July 1, 2022.
On July 20, 2022, the Company’s Board declared distributions of $0.1740 per Class I share, $0.1564 per Class S share, and $0.1688 per Class D share, which is payable on August 29, 2022 to shareholders of record as of July 31, 2022.

In addition to the regular distributions discussed above, on July 20, 2022, the Company declared a special distribution of $0.07 for each class of the Company’s shares, which is payable on or about September 1, 2022 to shareholders of record as of August 21, 2022.
The Company has closed on aggregate subscriptions of approximately $22.6 billion since the time it commenced operations on January 7, 2021.
Naomi Peak Funding Facility
On July 18, 2022, BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), a wholly-owned subsidiary of Blackstone Private Credit Fund, entered into a senior secured credit facility (the “Naomi Peak Funding Facility”) with Natixis. Natixis, New York Branch serves as administrative agent, Wilmington Trust, National Association serves as collateral agent, collateral administrator and custodian, and the Company serves as collateral manager under the Naomi Peak Funding Facility.
Advances under the Naomi Peak Funding Facility bear interest initially at a per annum rate equal to three-month term SOFR plus an applicable margin of 2.50%. Commencing on October 17, 2022, Naomi Peak Funding will pay an unused commitment fee of 0.50% per annum on the average daily unused revolving commitments under the Naomi Peak Funding Facility, which fee shall increase to 0.75% per annum for any day on or after January 18, 2023 on which more than 10% of the revolving commitments are unused, in addition to certain other fees as agreed between Naomi Peak Funding and Natixis. The unused commitment fee will terminate when Naomi Peak Funding is no longer permitted to make borrowings under the Naomi Peak Funding Facility.

The initial maximum commitment amount of the Naomi Peak Funding Facility is $400 million, of which $250 million was funded as a term loan after the closing date and of which $150 million consists of a revolving credit commitment. Proceeds from borrowings under the Naomi Peak Funding Facility may be used to fund portfolio investments by Naomi Peak Funding and to make advances under revolving loans or delayed draw term loans where Naomi Peak Funding is a lender. The period during which Naomi Peak Funding may make borrowings under the Naomi Peak Funding Facility expires on July 18, 2024, and the Naomi Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by July 18, 2031.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 as updated by the Company's periodic filings with the Securities and Exchange Commission.
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”)". Formed as a Delaware statutory trust on February 11, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We have elected to be treated, and intend to qualify annually, as a RIC under the Code.
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
Portfolio and Investment Activity
For the three months ended June 30, 2022, we acquired $12,205.7 million aggregate principal amount of investments (including $2,134.2 million of unfunded commitments), $11,545.0 million of which was first lien debt, $369.1 million of which was second lien debt, $68.9 million of which was structured finance investments and $222.7 million of which was equity (which includes a $69.2 million investment in our joint venture).
For the three months ended June 30, 2021, we acquired $7,240.6 million aggregate principal amount of investments (including $861.7 million of unfunded commitments), $6,503.1 million of which was first lien debt, $673.9 million of which was second lien debt, $12.7 million of which was unsecured debt, and $50.9 million of which was equity.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2022	2021
Investments:
Total investments, beginning of period	$37,776,621	$5,417,954
New investments purchased	10,045,501	6,321,122
Net accretion of discount on investments	33,540	4,450
Net realized gain (loss) on investments	(17,565)	360
Investments sold or repaid	(697,070)	(496,309)
Total investments, end of period	$47,141,027	$11,247,577
Amount of investments funded at principal:
First lien debt investments	$9,431,428	$5,641,443
Second lien debt investments	350,389	673,895
Unsecured debt	—	12,695
Structured finance investments	68,875	—
Equity investments(4)	220,828	50,912
Total	$10,071,520	$6,378,945
Proceeds from investments sold or repaid:
First lien debt investments	$(686,300)	$(470,828)
Second lien debt investments	(1,770)	(4,473)
Unsecured debt	—	(21,008)
Structured finance investments	—	—
Equity investments	(9,000)	—
Total	$(697,070)	$(496,309)
Number of portfolio companies	587	347
Weighted average yield on debt and income producing investments, at cost(1)(2)	7.37%	6.23%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	7.52%	6.19%
Average loan to value (LTV)(3)	43.1%	42.7%
Percentage of debt investments bearing a floating rate, at fair value	99.6%	98.4%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	1.6%
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
(2)As of June 30, 2022 and 2021, the weighted average total portfolio yield at cost was 7.14% and 6.20%, respectively. The weighted average total portfolio yield at fair value was 7.28% and 6.16%, respectively.
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
(4)Includes a $69.2 million and $0.0 million investment in our joint venture for the three months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, our portfolio companies had a weighted average annual EBITDA of $167 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

Our investments consisted of the following (dollar amounts in thousands):

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$42,760,066	$42,028,355	90.92%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,453,742	2,334,394	5.05	1,799,656	1,813,872	5.89
Unsecured debt	27,508	22,153	0.05	6,061	5,842	0.02
Structured finance investments	409,511	370,531	0.80	287,275	286,610	0.93
Investment in joint venture	802,579	768,479	1.66	—	—	—
Equity investments(1)	687,621	702,034	1.52	528,924	545,918	1.77
Total	$47,141,027	$46,225,946	100.00%	$30,698,023	$30,795,693	100.00%
(1)Includes equity investment in SLC.

As of June 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
BCRED Emerald JV
BCRED Emerald JV LP (“JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. The Company and the JV partner each agreed to contribute up to $1,500 million and $500 million, respectively, to the JV. The Company contributed approximately $733.4 million of cash, and the JV Partner contributed net assets of approximately $244.5 million (i.e. $977.8 million in net assets contributed less $733.4 million in cash received by the JV Partner) to the JV in exchange for initial equity ownership interests of approximately 75% and approximately 25%, respectively. The Company and the JV Partner, through their joint control of the JV’s General Partner, have equal control of the JV's investment decisions and generally all other decisions in respect of the JV must be approved by the JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner. Our investment in the JV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2022.
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
Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$736,837	$123,124	$1,292,523	$157,513
Net expenses	304,338	31,517	522,203	39,726
Net investment income before excise tax	432,499	91,607	770,320	117,787
Excise tax expense	175	—	292	—
Net investment income after excise tax	432,324	91,607	770,028	117,787
Net unrealized appreciation (depreciation)	(864,100)	50,411	(950,676)	68,531
Net realized gain (loss)	(13,931)	1,725	(11,316)	6,018
Net increase (decrease) in net assets resulting from operations	$(445,707)	$143,743	$(191,964)	$192,336

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
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$667,704	$114,433	$1,180,511	$148,636
Payment-in-kind interest income	31,373	578	52,792	700
Dividend income	24,312	—	45,123	—
Fee income	13,448	8,113	14,097	8,177
Total investment income	$736,837	$123,124	$1,292,523	$157,513
Total investment income increased to $736.8 million for the three months ended June 30, 2022 from $123.1 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $46,225.9 million at June 30, 2022 from $11,315.8 million at June 30, 2021. Included in investment income is dividend income which increased to $24.3 million for the three months ended June 30, 2022, from $0.0 million for the same period in the prior year primarily driven by dividend income received from our JV and our investment in SLC.
Total investment income increased to $1,292.5 million for the six months ended June 30, 2022 from $157.5 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Included in investment income is dividend income which increased to $45.1 million for the six months ended June 30, 2022, from $0.0 million for the same period in the prior year primarily driven by dividend income received from our JV and our investment in SLC.
As the impact of COVID-19 persists, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods. In addition, the rise in interest rates in order to control inflation may correlate to increases or decreases in our net income. Increases in interest rates may adversely affect our existing borrowers.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$158,169	$17,345	$271,559	$20,785
Management fees	64,941	12,620	115,568	17,000
Income based incentive fee	62,964	10,916	111,112	13,761
Capital gains incentive fee	(4,557)	6,517	(15,059)	9,319
Distribution and shareholder servicing fees
Class S	12,439	1,798	21,892	2,156
Class D	538	23	921	23
Professional fees	3,939	1,009	5,627	1,587
Board of Trustees’ fees	208	140	402	279
Administrative service expenses	1,007	324	2,193	619
Other general & administrative	3,476	1,324	5,846	2,259
Organization costs	—	—	—	1,090
Amortization of continuous offering costs	1,214	838	2,142	1,609
Excise tax expense	175	—	292	—
Total expenses	304,513	52,854	522,495	70,487
Expense support	—	—	—	(2,199)
Recoupment of expense support	—	2,199	—	2,199
Management fees waived	—	(12,620)	—	(17,000)
Incentive fees waived	—	(10,916)	—	(13,761)
Net expenses	$304,513	$31,517	$522,495	$39,726
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $158.2 million for the three months ended June 30, 2022 from $17.3 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities, unsecured notes and debt securitizations. The average principal debt outstanding increased to $21,268.1 million for the three months ended June 30, 2022 from $2,814.1 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 2.86% for the three months ended June 30, 2022 from 2.21% for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $271.6 million for the six months ended June 30, 2022 from $20.8 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities, unsecured notes and debt securitizations. The average principal debt outstanding increased to $19,693.5 million for the six months ended June 30, 2022 from $1,777.0 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 2.67% for the six months ended June 30, 2022 from 2.16% for the same period in the prior year.
Management Fees
Management fees increased to $64.9 million for the three months ended June 30, 2022 from $12.6 million for the same period in the prior year primarily due to an increase in gross assets. Management fees increased to $115.6 million for the six months ended June 30, 2022 from $17.0 million for the same period in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $49,123.1 million at June 30, 2022 from $12,146.2 million at June 30, 2021. For the three and six months ended June 30, 2021, the Adviser fully waived management fees, which resulted in a waiver of $12.6 million and $17.0 million, respectively.

Income Based Incentive Fees
Income based incentive fees increased to $63.0 million for the three months ended June 30, 2022 from $10.9 million for the same period in the prior year primarily due to our deployment of capital. Income based incentive fees increased to $111.1 million for the six months ended June 30, 2022 from $13.8 million for the same period in the prior year primarily due to our deployment of capital. For the three and six months ended June 30, 2021, the Adviser fully waived incentive fees, which resulted in a waiver of $10.9 million and $13.8 million, respectively.
Capital Gains Incentive Fees
We accrued capital gains incentive fees for the three and six months ended June 30, 2022 of $(4.6) million and $(15.1) million, respectively, compared to $6.5 million and $9.3 million for the same periods in the prior year, primarily due to net realized and unrealized losses in the current year contrasted to net realized and unrealized gains during the three and six months ended June 30, 2021. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $23.0 million for the three months ended June 30, 2022 from $5.5 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $39.3 million for the six months ended June 30, 2022 from $9.6 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
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
For the three months ended June 30, 2022 and 2021, we incurred $0.2 million and $0.0 million, respectively in U.S. federal excise tax. For the six months ended June 30, 2022 and 2021, we incurred $0.3 million and $0.0 million, respectively in U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net unrealized gain (loss) on investments	$(875,893)	$52,321	$(949,007)	$68,531
Net unrealized gain (loss) on foreign currency forward contracts	11,793	—	(1,669)	—
Net unrealized gain (loss) on forward purchase obligation	—	(1,910)	—	—
Net unrealized gain (loss)	$(864,100)	$50,411	$(950,676)	$68,531
For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 1.7% during the period due to volatility in the quarter driven by inflationary concerns and the Russia/Ukraine conflict. For the three months ended June 30, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity in the period.
For the six months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 1.9% during the period due to volatility in the quarter driven by inflationary concerns and the Russia/Ukraine conflict. For the six months ended June 30, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity in the period.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments	$(17,565)	$360	$(15,903)	$777
Net realized gain (loss) on forward purchase obligation	—	2,248	—	3,709
Net realized gain (loss) on derivative	—	—	—	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	3,634	(883)	4,587	(802)
Net realized gain (loss)	$(13,931)	$1,725	$(11,316)	$6,018
For the three and six months ended June 30, 2022, we generated realized gains of $1.8 million and $3.6 million, respectively, partially offset by realized losses of $19.8 million and $20.0 million, respectively, primarily from full or partial sales of our debt investments.
For the three and six months ended June 30, 2021, we generated realized gains on investments of $1.7 million and $6.0 million, respectively, which was primarily comprised of the net realized gain on forward purchase obligation and, for the six months ended June 30, 2021, the net realized gain on derivative recorded upon the settlement of the purchase of the Syndicated Warehouse.
If the COVID-19 pandemic continues, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments. In addition, the rise in interest rates in order to control inflation may correlate to increases in our net income. Increases in interest rates may adversely affect our existing borrowers.
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
As of June 30, 2022 and December 31, 2021, we had thirteen and twelve asset based leverage facilities, one and one revolving credit facility, twelve and seven unsecured note issuances, five and three debt securitizations and short term borrowings related to repurchase obligations outstanding, respectively. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt, interest rate swaps and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2022 and December 31, 2021, we had an aggregate amount of $25,648.2 million and $18,301.5 million, respectively, of debt securities outstanding and our asset coverage ratio was 182.0% and 170.2%.
Cash and cash equivalents as of June 30, 2022, taken together with our $6,924.2 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of June 30, 2022, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our common shares and available borrowing capacity under our credit facilities. Additionally, we held $10,454.6 million of Level 2 debt investments as of June 30, 2022, which could provide additional liquidity if necessary.
Although we were able to close on a new revolving credit facility, issue several new unsecured notes and issue a debt securitization during the three months ended June 30, 2022, another disruption in the financial markets caused by the COVID-19 outbreak, geopolitical uncertainties or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2022, we had $1,644.4 million in cash and cash equivalents. During the six months ended June 30, 2022, cash used in operating activities was $14,870.1 million, primarily as a result of funding portfolio investments of $17,826.0 million, partially offset by proceeds from sale of investments of $1,486.3 million and an increase in payables for investments purchases of $951.9 million. Cash provided by financing activities was $15,896.5 million during the period, primarily as a result of new share issuances related $9,056.4 million of subscriptions and net borrowings of $7,323.6 million.
As of June 30, 2021, we had $495.6 million in cash and cash equivalents. During the six months ended June 30, 2021, cash used in operating activities was $8,639.8 million, primarily as a result of funding portfolio investments of $10,637.6 million, the acquisition of Twin Peaks for $697.4 million (net of cash assumed), partially offset by proceeds from sale of investments of $723.4 million and an increase in payables for investments purchases of $2,169.4 million. Cash provided by financing activities was $9,135.3 million during the period, primarily as a result of new share issuances related $4,843.4 million of subscriptions and net borrowings of $4,358.7 million.

Equity
The following table summarizes issuances and repurchases of our common shares of beneficial interest during the three months ended June 30, 2022 (dollars in thousands except share amounts):

	June 30, 2022
	Shares	Amount
CLASS I
Subscriptions	96,008,795	$2,465,578
Share transfers between classes	983,225	25,240
Distributions reinvested	4,570,700	117,013
Share repurchases	(10,388,019)	(257,623)
Early repurchase deduction	—	2,283
Net increase (decrease)	91,174,701	$2,352,491
CLASS S
Subscriptions	50,998,279	$1,309,690
Share transfers between classes	(147,265)	(3,754)
Distributions reinvested	1,735,474	44,483
Share repurchases	(998,387)	(25,241)
Early repurchase deduction	—	99
Net increase (decrease)	51,588,101	$1,325,277
CLASS D
Subscriptions	10,235,885	$262,493
Share transfers between classes	(835,960)	(21,486)
Distributions reinvested	305,881	7,831
Share repurchases	(82,582)	(2,046)
Early repurchase deduction	—	23
Net increase (decrease)	9,623,224	$246,815
Total net increase (decrease)	152,386,026	$3,924,583
The following table summarizes issuances and repurchases of our common shares of beneficial interest during the six months ended June 30, 2022 (dollars in thousands except share amounts):

	June 30, 2022
	Shares	Amount
CLASS I
Subscriptions	221,712,300	$5,719,346
Share transfers between classes	1,533,335	39,479
Distributions reinvested	8,503,028	218,785
Share repurchases	(11,878,376)	(296,104)
Early repurchase deduction	—	2,644
Net increase (decrease)	219,870,287	$5,684,150
CLASS S
Subscriptions	108,794,581	$2,805,719
Share transfers between classes	(176,884)	(4,520)
Distributions reinvested	3,153,054	81,177
Share repurchases	(1,665,431)	(41,963)
Early repurchase deduction	—	405
Net increase (decrease)	110,105,320	$2,840,818
CLASS D
Subscriptions	20,725,977	$534,032
Share transfers between classes	(1,356,451)	(34,959)
Distributions reinvested	517,379	13,305
Share repurchases	(91,424)	(2,276)
Early repurchase deduction	—	67
Net increase (decrease)	19,795,481	$510,169
Total net increase (decrease)	349,771,088	$9,035,137

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	72,765,283	$1,863,782
Share transfers between classes	106,389	2,745
Distributions reinvested	768,399	19,715
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	73,591,333	$1,885,003
CLASS S
Subscriptions	31,758,213	$813,582
Distributions reinvested	185,595	4,766
Share repurchases	—	—
Early repurchase deduction	—	6
Net increase (decrease)	31,943,808	$818,354
CLASS D
Subscriptions	3,125,266	$80,347
Share transfers between classes	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	108,556,429	$2,781,021
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	144,470,591	$3,669,228
Share transfers between classes	106,389	2,745
Distributions reinvested	959,838	24,563
Share repurchases	(48,738)	(1,258)
Early repurchase deduction	—	19
Net increase (decrease)	145,488,080	$3,695,297
CLASS S
Subscriptions	42,866,403	$1,093,871
Distributions reinvested	208,295	5,341
Share repurchases	—	—
Early repurchase deduction fees	—	6
Net increase (decrease)	43,074,698	$1,099,218
CLASS D
Subscriptions	3,125,266	$80,347
Transfers	(106,389)	(2,745)
Distributions reinvested	2,411	62
Share repurchases	—	—
Early repurchase deduction fees	—	—
Net increase (decrease)	3,021,288	$77,664
Total net increase (decrease)	191,584,066	$4,872,179
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2022 (dollar amounts in thousands, except share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 23, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 23, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 23, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
			$1.0440	$511,347

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 23, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 23, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 23, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
			$0.9345	$187,144

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 23, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 23, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 23, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
			$1.0117	$28,996

The following table presents distributions that were declared during the six months ended June 30, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
			$1.0009	$97,735

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
			$0.8967	$21,833

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	0.1510	205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
			$0.4356	$1,065
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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0440	$511,347	$0.9345	$187,144	$1.0117	$28,996
Net realized gains	—	—	—	—	—	—
Total	$1.0440	$511,347	$0.9345	$187,144	$1.0117	$28,996

The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9871	$95,729	$0.8829	$21,239	$0.4218	$1,023
Net realized gains	0.0138	2,006	0.0138	594	0.0138	42
Total	$1.0009	$97,735	$0.8967	$21,833	$0.4356	$1,065
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
During the three months ended June 30, 2022, approximately 11,488,315 shares were repurchased (total value of $284.9 million based on June 30, 2021 NAV of $24.80). During the six months ended June 30, 2022, approximately 13,635,231 shares were repurchased (total value of $340.3 million based on June 30, 2022 NAV of $24.80).
During the three and six months ended June 30, 2021, approximately 48,738 shares were repurchased (total value of $1.3 million based on June 30, 2021 NAV of $25.81).

The following table further summarizes the share repurchases completed during the six months ended June 30, 2022:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan(2)
February 28, 2022	5.00%	$25.82	March 31, 2022	$54,464	2,146,916	0.43%	—
May 31, 2022	5.00%	$24.80	June 30, 2022	$282,505	11,488,315	1.65%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

The following table further summarizes the share repurchases completed during the six months ended June 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)
May 28, 2021	5.00%	June 30, 2021	$1,258	48,738	0.06%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchases requests were satisfied in full.

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$1,547,400	$1,547,400	$102,600	$102,600
Castle Peak Funding Facility (3)	1,600,000	1,356,455	1,356,455	243,545	243,521
Maroon Peak Funding Facility	800,000	800,000	800,000	—	—
Summit Peak Funding Facility (4)	2,300,000	1,808,793	1,808,793	491,207	33,223
Denali Peak Funding Facility	750,000	749,800	749,800	200	200
Bushnell Peak Funding Facility	600,000	593,800	593,800	6,200	6,200
Granite Peak Funding Facility	750,000	301,400	301,400	448,600	181,574
Middle Peak Funding Facility	800,000	713,950	713,950	86,050	86,050
Bison Peak Funding Facility	1,500,000	1,349,400	1,349,400	150,600	150,600
Blanca Peak Funding Facility	1,000,000	1,000,000	1,000,000	—	—
Windom Peak Funding Facility(5)	2,000,000	1,816,641	1,816,641	183,359	181,931
Monarch Peak Funding Facility	2,000,000	973,400	973,400	1,026,600	48,490
Borah Peak Funding Facility	400,000	349,000	349,000	51,000	51,000
2022-1 BSL WH	400,000	91,000	91,000	309,000	309,000
Revolving Credit Facility (6)	5,150,000	1,324,731	1,324,731	3,825,269	3,825,269
June 2024 Notes (7)(10)	435,000	435,000	421,027	—	—
June 2026 Notes (7)	400,000	400,000	397,279	—	—
September 2024 Notes (7)(10)	365,000	365,000	352,254	—	—
December 2026 Notes (7)(10)	1,250,000	1,250,000	1,204,396	—	—
November 2026 Eurobonds (7)(8)	580,475	580,475	517,533	—	—
November 2024 Notes (7)(10)	500,000	500,000	482,076	—	—
March 2027 Notes (7)	1,000,000	1,000,000	988,040	—	—
January 2025 Notes (7)(10)	500,000	500,000	480,646	—	—
January 2029 Notes (7)	650,000	650,000	638,361	—	—
March 2025 Notes (7)	900,000	900,000	876,324	—	—
May 2027 Notes (7)	625,000	625,000	621,436	—	—
April 2026 UK Bonds (7)(8)	326,925	326,925	296,439	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,953	—	—
2022-1 BSL Debt (9)	420,000	420,000	418,670	—	—
2021-2 Debt (9)	505,800	505,800	504,189	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,860	—	—
MML 2022-1 Debt (9)	759,000	759,000	753,652	—	—
Short-Term Borrowings	302,182	302,182	302,182	—	—
Total	$32,572,382	$25,648,152	$25,378,087	$6,924,230	$5,219,658

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (3)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (4)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(5)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (6)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (7)	435,000	435,000	431,854	—	—
June 2026 Notes (7)	400,000	400,000	396,952	—	—
September 2024 Notes (7)	365,000	365,000	361,805	—	—
December 2026 Notes (7)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (7)(8)	569,958	569,958	563,695	—	—
November 2024 Notes (7)	500,000	500,000	496,054	—	—
March 2027 Notes (7)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (9)	663,000	663,000	661,910	—	—
2021-2 Debt (9)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (9)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(4)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 6.1 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(5)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022 and December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 43.6 million and 43.6 million, respectively.
(6)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Swiss Franc (CHF) and British Pounds (GBP) of 201.7 million, 94.7 million and 557.1 million, respectively . As December 31, 2021 the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(7)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, May 2027 Notes and April 2026 UK Bonds are presented net of unamortized debt issuance costs of $2.6 million, $2.7 million, $2.6 million, $20.8 million, $6.5 million, $3.5 million, $12.0 million, $4.3 million, $11.6 million, $8.0 million, $2.7 million and $3.3 million, respectively, as of June 30, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(8)The November 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction. The April 2026 UK Bonds are denominated in British Pounds and were converted from local currency (GBP) to U.S. Dollars at the time of the transaction.
(9)The carrying value of the Company’s 2021-1 BSL Debt, 2022-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt and MML 2022-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.3 million, $1.6 million, $4.1 million and $5.3 million as of June 30, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
(10)Inclusive of change in fair market value of effective hedge.

For additional information on our debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings.”
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2022 and December 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $6,873.6 million and $4,870.5 million, respectively.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management is not aware of any pending or threatened litigation.

Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among us, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), BCRED Twin Peaks LLC (“Twin Peaks”), Teacher Retirement System of Texas, an investor in Seller, and the Adviser, we acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers (including delayed draw term loans), five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 11. Twin Peaks Acquisition.”
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

Performance

	Inception Date	YTD Return (1)
Class I	January 7, 2021	(0.38)%
Class S (no upfront placement fee)	January 7, 2021	(0.81)%
Class S (with upfront placement fee)	January 7, 2021	(4.28)%
Class D (no upfront placement fee)	May 1, 2021	(0.51)%
Class D (with upfront placement fee)	May 1, 2021	(1.98)%
(1)YTD return is through June 30, 2022 and assumes distributions are reinvested pursuant to the Company’s dividend reinvestment plan. Amounts are not annualized.
Recent Developments

Covid-19
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Macroeconomic Environment
The U.S. Federal Reserve’s recent actions to increase interest rates in order to control inflation have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. It is difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 43 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, and certain borrowings under eight of our credit facilities. As of June 30, 2022, the one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland, and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON, and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

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
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of the date of this report, the Federal Reserve has raised the fed funds target range to 2.25-2.50% and has indicated that it expects additional increases in the coming months.
As of June 30, 2022, 99.6% of our debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$1,382,798	$(690,555)	$692,243
Up 200 basis points	921,393	(460,370)	461,023
Up 100 basis points	460,099	(230,185)	229,914
Down 100 basis points	(456,707)	230,185	(226,522)
Down 200 basis points	(701,117)	460,370	(240,747)
(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three months ended June 30, 2022 for more information on the income based incentive fees.

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on July 21, 2022, June 27, 2022, May 24, 2022, and April 21, 2022 for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended June 30, 2022:

Offer Date	Tender Offer Expiration	Percentage of Outstanding Shares the Company Offered to Repurchase (1)	Tender Offer (2)	Purchase Price per Share	Shares Repurchased
May 03, 2022	May 31, 2022	5.00%	$284,910	$24.80	11,488,315
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

4.2	Form of 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 20, 2022).

10.1
Note Purchase Agreement, dated May 3, 2022, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2022).

10.2
Amendment and Restatement Agreement dated as of May 6, 2022 to the Senior Secured Credit Agreement dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2022).

10.3
Amended and Restated Senior Secured Credit Agreement, dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2022).

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

Blackstone Private Credit Fund

August 12, 2022	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

August 12, 2022	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer