Form 10-Q
period 2022-09-30
Blackstone Private Credit Fund
filed 2022-11-14
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of November 14, 2022 was 615,147,931, 274,597,992 and 45,800,448 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2022 subscriptions since the issuance price is not yet finalized at this time.

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
•general economic, logistical and political trends and other external factors, inflation and recent supply chain and labor market disruptions;
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
•risks associated with the demand for liquidity under our share repurchase program and the Board’s continued approval of quarterly tender offers;
•actual and potential conflicts of interest with Blackstone Credit BDC Advisors LLC (the “Adviser”) or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $48,097,184 and $30,483,619 at September 30, 2022 and December 31, 2021, respectively)	$46,908,574	$30,579,870
Non-controlled/affiliated investments (cost of $719 and $583 at September 30, 2022 and December 31, 2021, respectively)	2,360	1,614
Controlled/affiliated investments (cost of $2,077,717 and $213,821 at September 30, 2022 and December 31, 2021, respectively)	2,048,069	214,209
Total investments at fair value (cost of $50,175,620 and $30,698,023 at September 30, 2022 and December 31, 2021, respectively)	48,959,003	30,795,693
Cash and cash equivalents (restricted cash of $51,518 and $2,500 at September 30, 2022 and December 31, 2021, respectively)	1,588,992	617,986
Interest receivable from non-controlled/non-affiliated investments	499,239	194,493
Deferred financing costs	101,752	76,357
Deferred offering costs	2,861	2,471
Receivable for investments sold	1,168,633	663,594
Subscription receivable	8,593	826
Derivative asset at fair value (Note 6)	1,642	1,505
Other assets	4,504	789
Total assets	$52,335,219	$32,353,714
LIABILITIES
Debt (net of unamortized debt issuance costs of $100,245 and $61,526 at September 30, 2022 and December 31, 2021, respectively)	$27,043,081	$18,239,934
Payable for investments purchased	1,379,203	997,408
Management fees payable (Note 3)	70,984	35,038
Income based incentive fees payable (Note 3)	83,663	36,004
Capital gains incentive fees payable (Note 3)	—	15,058
Derivative liability at fair value (Note 6)	265,010	—
Interest payable	244,362	50,294
Due to affiliates	25,010	9,348
Distribution payable (Note 9)	157,871	100,155
Payable for share repurchases (Note 9)	671,705	12,205
Accrued expenses and other liabilities	15,754	3,450
Total liabilities	29,956,643	19,498,894
Commitments and contingencies (Note 8)
NET ASSETS
Common shares, $0.01 par value (909,121,615 and 495,831,116 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	9,091	4,958
Additional paid in capital	23,361,101	12,734,425
Distributable earnings (loss)	(991,616)	115,437
Total net assets	22,378,576	12,854,820
Total liabilities and net assets	$52,335,219	$32,353,714

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	September 30, 2022	December 31, 2021
Class I Shares:
Net assets	$14,734,969	$8,985,674
Common shares outstanding ($0.01 par value, unlimited shares authorized)	598,605,098	346,591,556
Net asset value per share	$24.62	$25.93
Class S Shares:
Net assets	$6,568,170	$3,433,213
Common shares outstanding ($0.01 par value, unlimited shares authorized)	266,826,806	132,425,100
Net asset value per share	$24.62	$25.93
Class D Shares:
Net assets	$1,075,437	$435,933
Common shares outstanding ($0.01 par value, unlimited shares authorized)	43,689,711	16,814,460
Net asset value per share	$24.62	$25.93
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$970,341	$231,869	$2,150,852	$380,505
Payment-in-kind interest income	36,734	1,213	89,526	1,913
Dividend income	—	—	1,510	—
Fee income	12,752	5,733	26,849	13,910
From controlled/affiliated investments:
Dividend income	25,152	—	68,765	—
Total investment income	1,044,979	238,815	2,337,502	396,328
Expenses:
Interest expense	294,772	39,759	566,332	60,544
Management fees (Note 3)	70,984	22,521	186,552	39,521
Income based incentive fees (Note 3)	83,663	21,735	194,775	35,496
Capital gains incentive fees (Note 3)	—	3,173	(15,059)	12,491
Distribution and shareholder servicing fees
Class S	13,811	3,442	35,703	5,598
Class D	649	97	1,570	120
Professional fees	2,215	720	7,842	2,307
Board of Trustees’ fees	239	130	641	409
Administrative service expenses (Note 3)	1,897	606	4,090	1,225
Other general & administrative	3,918	1,399	9,764	3,658
Organization costs	—	—	—	1,090
Amortization of continuous offering costs	1,649	1,036	3,791	2,645
Total expenses	473,797	94,618	996,001	165,104
Expense support (Note 3)	—	—	—	(2,199)
Recoupment of expense support (Note 3)	—	—	—	2,199
Management fees waived (Note 3)	—	(1,231)	—	(18,231)
Incentive fees waived (Note 3)	—	(1,109)	—	(14,870)
Net expenses	473,797	92,278	996,001	132,003
Net investment income before excise tax	571,182	146,537	1,341,501	264,325
Excise tax expense	—	—	292	—
Net investment income after excise tax	571,182	146,537	1,341,209	264,325
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(143,934)	21,091	(1,058,844)	89,619
Controlled/affiliated investments	4,106	(4)	(30,036)	(1)
Non-controlled/affiliated investments	562	39	608	39
Derivative instruments (Note 6)	3,958	—	2,289	—
Net unrealized appreciation (depreciation)	(135,308)	21,126	(1,085,983)	89,657
Realized gain (loss):
Non-controlled/non-affiliated investments	(92,364)	5,135	(108,268)	5,912
Forward purchase obligation (Note 8)	—	—	—	3,709
Syndicated warehouse agreement (Note 8)	—	—	—	2,334
Foreign currency and other transactions	(7,192)	(880)	(2,606)	(1,682)
Net realized gain (loss)	(99,556)	4,255	(110,874)	10,273
Net realized and unrealized gain (loss)	(234,864)	25,381	(1,196,857)	99,930
Net increase (decrease) in net assets resulting from operations	$336,318	$171,918	$144,352	$364,255
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations:
Net investment income	$571,182	$146,537	$1,341,209	$264,325
Net realized gain (loss) on investments	(99,556)	4,255	(110,874)	10,273
Net change in unrealized appreciation (depreciation) on investments	(135,308)	21,126	(1,085,983)	89,657
Net increase (decrease) in net assets resulting from operations	336,318	171,918	144,352	364,255
Distributions to common shareholders:
Class I	(359,759)	(109,808)	(871,105)	(207,543)
Class S	(140,144)	(29,305)	(327,288)	(51,138)
Class D	(23,963)	(3,055)	(52,959)	(4,120)
Net decrease in net assets resulting from distributions	(523,865)	(142,168)	(1,251,352)	(262,801)
Share transactions:
Class I:
Proceeds from shares sold	1,253,674	2,479,115	6,973,021	6,148,343
Share transfers between classes	16,753	14,693	56,232	17,438
Distributions reinvested	151,911	49,034	370,696	73,596
Repurchased shares, net of early repurchase deduction	(611,647)	(2,801)	(904,839)	(4,040)
Net increase (decrease) from share transactions	810,691	2,540,041	6,495,110	6,235,337
Class S:
Proceeds from shares sold	601,002	823,021	3,406,722	1,916,892
Share transfers between classes	(6,483)	(3,439)	(11,003)	(3,439)
Distributions reinvested	61,154	15,471	142,331	20,812
Repurchased shares, net of early repurchase deduction	(47,971)	(87)	(89,583)	(81)
Net increase (decrease) from share transactions	607,702	834,966	3,448,467	1,934,184
Class D:
Proceeds from shares sold	179,680	132,547	713,712	212,894
Share transfers between classes	(10,270)	(11,254)	(45,229)	(13,999)
Distributions reinvested	11,404	1,210	24,710	1,272
Repurchased shares, net of early repurchase deduction	(3,796)	1	(6,014)	1
Net increase (decrease) from share transactions	177,018	122,504	687,179	200,168
Total increase (decrease) in net assets	1,407,864	3,527,261	9,523,756	8,471,143
Net assets, beginning of period	20,970,712	4,943,934	12,854,820	52
Net assets, end of period	$22,378,576	$8,471,195	$22,378,576	$8,471,195
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$144,352	$364,255
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,088,272	(89,658)
Net change in unrealized gain/loss on derivative instruments	2,499	—
Net realized (gain) loss on investments	108,268	(5,912)
Net realized (gain) loss on forward purchase obligation	—	(3,709)
Net realized (gain) loss on syndicated warehouse agreement	—	(2,334)
Payment-in-kind interest capitalized	(102,604)	383
Net accretion of discount and amortization of premium	(103,749)	(17,225)
Amortization of deferred financing costs	17,596	4,718
Amortization of debt issuance costs and original issue discount on notes	14,228	615
Amortization of offering costs	3,792	2,645
Payment in connection with purchase of Syndicated Warehouse, net of cash received	—	(44,521)
Payment in connection with Purchase Agreement transaction, net of cash received	—	(697,431)
Purchases of investments	(24,992,598)	(18,427,308)
Proceeds from sale of investments and principal repayments	5,604,898	2,117,834
Changes in operating assets and liabilities:
Interest receivable	(304,745)	(103,781)
Receivable for investments	(505,039)	(561,860)
Other assets	(3,713)	(53)
Payable for investments purchased	381,795	1,336,567
Management fee payable	35,946	21,290
Income based incentive fee payable	47,659	20,626
Capital gains incentive fee payable	(15,058)	12,491
Due to affiliates	15,662	6,957
Interest payable	194,067	19,463
Accrued expenses and other liabilities	12,303	4,404
Net cash provided by (used in) operating activities	(18,356,170)	(16,041,544)
Cash flows from financing activities:
Borrowings on debt	17,575,191	14,514,975
Repayments on debt	(8,269,116)	(6,188,087)
Deferred financing costs paid	(51,442)	(51,926)
Debt issuance costs paid	(6,657)	(535)
Deferred offering costs paid	(4,865)	(4,323)
Proceeds from issuance of common shares	11,093,454	8,277,035
Repurchased shares, net of early repurchase deduction paid	(348,806)	(1,233)
Dividends paid in cash	(655,795)	(111,619)
Net cash provided by (used in) financing activities	19,331,964	16,434,287
Net increase (decrease) in cash and cash equivalents	975,794	392,743
Effect of foreign exchange rate changes on cash and cash equivalents	(4,788)	—
Cash and cash equivalents, beginning of period	617,986	52
Cash and cash equivalents, end of period	$1,588,992	$392,795

Supplemental information and non-cash activities:
Interest paid during the period	$405,828	$35,752
Distribution payable	$157,871	$55,504
Subscription receivable	$—	$1,094
Reinvestment of dividends during the period	$537,737	$95,680
Accrued but unpaid debt financing and debt issuance costs	$2,718	$3,373
Accrued but unpaid offering costs	$6	$557
Share repurchases accrued but not yet paid	$663,415	$2,887
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 8):
Investments	$—	$300,464
Debt	$—	$(134,000)
Other assets/liabilities, net	$—	$(118,411)
Twin Peaks (Note 12):
Investments	$—	$1,023,188
Debt	$—	$(337,648)
Other assets/liabilities, net	$—	$35,473

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC (8)	L +	4.00%	7.67%	1/29/2027	$7,952	$7,844	$7,620	0.03%
Amentum Government Services Holdings, LLC (9)	SOFR +	4.00%	7.21%	2/15/2029	12,248	12,191	11,727	0.05
Atlas CC Acquisition Corp. (7)(10)	L +	4.25%	7.32%	5/25/2028	60,169	58,164	47,824	0.21
Corfin Holdings, Inc. (4)(11)	L +	5.75%	9.42%	2/5/2026	30,573	30,564	30,267	0.14
Corfin Holdings, Inc. (4)(11)	L +	5.75%	8.82%	2/5/2026	1,698	1,674	1,681	0.01
LinQuest Corp. (4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028	156,000	153,032	150,872	0.67
Loar Group, Inc. (4)(11)	L +	7.25%	10.37%	10/2/2023	29,249	27,750	27,249	0.12
Loar Group, Inc. (4)(7)(8)	L +	7.25%	10.37%	10/2/2024	144,638	141,981	144,638	0.65
MAG DS Corp. (4)(11)	L +	5.50%	9.17%	4/1/2027	9,695	9,566	8,919	0.04
Maverick Acquisition, Inc. (4)(5)(7)(11)	L +	6.25%	9.92%	6/1/2027	48,836	47,867	46,352	0.21
Peraton Corp. (10)	L +	3.75%	6.87%	2/1/2028	70,307	70,154	66,818	0.30
Vertex Aerospace Services Corp. (10)	L +	3.75%	6.87%	12/6/2028	30,208	30,116	29,453	0.13
West Star Aviation Acquisition, LLC (4)(7)(10)	SOFR +	6.00%	8.59%	3/1/2028	4,316	4,217	4,211	0.02
						595,120	577,632	2.58
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L +	5.50%	8.88%	6/11/2027	216,354	212,801	214,190	0.96
AGI-CFI Holdings, Inc. (4)(10)	L +	5.75%	7.91%	6/11/2027	52,699	51,795	52,172	0.23
Alliance Ground (4)(10)	SOFR +	5.75%	8.44%	6/11/2027	95,908	94,064	94,949	0.42
ENV Bidco (4)(6)(10)	SOFR +	6.00%	9.55%	7/19/2029	102,349	99,854	99,790	0.45
ENV Bidco (4)(6)(7)(8)	E +	6.00%	7.19%	7/19/2029	€114,140	111,211	105,806	0.47
Livingston International, Inc. (4)(6)(10)	L +	5.50%	9.14%	4/30/2027	104,924	104,262	103,875	0.46
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	8.96%	2/5/2029	169,427	166,355	169,427	0.76
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	8.96%	12/9/2026	34,125	33,319	34,125	0.15
R1 Holdings, LLC (4)(11)	L +	6.00%	7.00%	1/2/2026	44,223	44,187	44,223	0.20
Redwood Services Group, LLC (4)(7)(10)	SOFR +	6.00%	6.75%	6/15/2029	36,851	36,061	36,026	0.16
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	9.45%	12/31/2028	217,761	213,385	215,003	0.96
SEKO Global Logistics Network, LLC (4)(5)(6)(11)	E +	5.00%	6.00%	12/30/2026	€35,393	40,490	34,548	0.15
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L +	5.00%	8.07%	12/30/2026	88,976	88,013	88,361	0.39
The Kenan Advantage Group, Inc. (10)	L +	3.75%	6.87%	3/24/2026	42,524	42,340	40,318	0.18
Wwex Uni Topco Holdings, LLC (10)	L +	4.00%	7.67%	7/26/2028	19,031	18,780	17,386	0.08
						1,356,917	1,350,200	6.03

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Airlines
Air Canada (6)(10)	L +	3.50%	6.42%	8/11/2028	$16,777	$16,648	$15,996	0.07%
United Airlines, Inc. (6)(10)	L +	3.75%	6.53%	4/21/2028	26,446	26,482	25,353	0.11
						43,130	41,349	0.18
Auto Components
Clarios Global LP (6)(8)	L +	3.25%	6.37%	4/30/2026	19,806	19,668	18,795	0.08
Metis Buyer, Inc. (5)(7)(10)	SOFR +	4.00%	7.25%	5/4/2028	57,583	56,295	53,391	0.24
Wheel Pros, Inc. (10)	L +	4.50%	7.55%	5/11/2028	25,711	25,717	19,019	0.08
						101,680	91,205	0.41
Beverages
Naked Juice, LLC (9)	SOFR +	3.25%	6.90%	1/24/2029	25,067	24,964	23,089	0.10
Triton Water Holdings, Inc. (9)	L +	3.50%	7.17%	3/31/2028	61,055	59,962	55,094	0.25
						84,926	78,183	0.35
Building Products
Camelot Return Merger SU (6)(8)		8.75%	8.75%	8/1/2028	12,160	11,016	10,039	0.04
Cornerstone Building Brands, Inc. (6)(9)	L +	3.25%	6.07%	4/12/2028	7,410	7,385	6,129	0.03
Cornerstone Building Brands, Inc. (6)(9)	SOFR +	5.63%	8.47%	8/1/2028	50,000	45,250	46,000	0.21
CP Atlas Buyer, Inc. (9)	L +	3.75%	6.27%	11/23/2027	54,252	54,070	47,525	0.21
Engineered Stone Group Holdings III Ltd. (4)(6)(7)(10)	SOFR +	5.51%	8.50%	4/23/2028	€58,583	57,967	59,987	0.27
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L +	6.00%	8.08%	2/26/2027	108,233	106,884	108,233	0.48
Great Day Improvements, LLC (4)(10)	L +	6.25%	9.92%	12/29/2027	182,392	179,204	179,656	0.80
Griffon Corporation (6)(9)	SOFR +	2.50%	5.49%	1/24/2029	1,268	1,265	1,222	0.01
Illuminate Merger Sub Corp. (9)	L +	3.50%	6.38%	7/21/2028	30,768	30,487	27,037	0.12
Jacuzzi Brands, LLC (4)(10)	SOFR +	6.00%	9.55%	2/25/2025	52,738	52,339	52,738	0.24
Jacuzzi Brands, LLC (4)(10)	SOFR +	6.00%	8.05%	4/21/2030	205,058	202,740	205,058	0.92
Kodiak BP, LLC (10)	L +	3.25%	6.92%	3/12/2028	48,933	48,591	45,110	0.20
L&S Mechanical Acquisition, LLC (4)(5)(10)	L +	5.75%	9.43%	9/1/2027	113,994	112,125	108,579	0.49
Lindstrom, LLC (4)(11)	SOFR +	6.25%	8.86%	4/7/2025	150,798	147,247	149,290	0.67
Mi Windows and Doors, LLC (9)	SOFR +	3.50%	6.63%	12/18/2027	5,559	5,576	5,433	0.02
New Arclin US Holding Corp. (6)(7)(9)	L +	3.75%	6.87%	10/2/2028	21,312	21,258	19,499	0.09
The Chamberlain Group, Inc. (9)	L +	3.50%	6.62%	11/3/2028	48,196	47,832	43,959	0.20
Windows Acquisition Holdings, Inc. (4)(5)(11)	L +	6.50%	10.17%	12/29/2026	60,465	59,603	60,465	0.27
						1,190,838	1,175,958	5.25

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Capital Markets
Advisor Group Holdings, Inc. (8)	L +	4.50%	7.62%	7/31/2026	$42,039	$41,961	$40,110	0.18%
AllSpring Buyer, LLC (6)(9)	L +	3.25%	6.69%	11/1/2028	2,985	3,000	2,906	0.01
Resolute Investment Managers, Inc. (11)	L +	4.25%	7.92%	4/30/2024	10,839	10,867	9,674	0.04
Situs-AMC Holdings Corporation (4)(11)	SOFR +	5.75%	9.42%	12/22/2027	35,832	35,520	35,295	0.16
Superannuation And Investments US, LLC (6)(9)	L +	3.75%	6.87%	12/1/2028	17,539	17,429	17,197	0.08
The Edelman Financial Engines Center, LLC (10)	L +	3.50%	6.62%	4/7/2028	55,525	55,018	51,106	0.23
						163,796	156,288	0.70
Chemicals
Ascend Performance Materials Operations, LLC (10)	SOFR +	4.75%	8.83%	8/27/2026	4,925	4,985	4,834	0.02
DCG Acquisition Corp. (8)	L +	4.50%	7.62%	9/30/2026	4,962	4,973	4,644	0.02
Dominion Colour Corporation (4)(6)(11)	L +	7.25% (incl. 2.00% PIK)	9.81%	4/6/2024	35,696	35,157	29,003	0.13
Geon Performance Solutions, LLC (10)	L +	4.50%	8.17%	8/18/2028	3,662	3,638	3,547	0.02
Hyperion Materials & Technologies, Inc. (9)	L +	4.50%	7.57%	8/30/2028	25,063	24,981	23,559	0.11
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(10)	L +	3.50%	7.17%	9/29/2027	19,751	19,672	18,862	0.08
NIC Acquisition Corp. (10)	L +	3.75%	7.42%	12/29/2027	11,171	11,186	8,764	0.04
Olympus Water US Holding Corp. (9)	L +	3.75%	7.44%	11/9/2028	13,769	13,755	12,603	0.06
Oxea Corporation (6)(8)	L +	3.25%	5.94%	10/14/2024	6	6	6	0.00
WR Grace Holdings, LLC (6)(9)	L +	3.75%	7.44%	9/22/2028	9,925	9,942	9,317	0.04
						128,294	115,140	0.51
Commercial Services & Supplies
Access CIG, LLC (8)	L +	3.75%	6.82%	2/27/2025	40,717	40,597	39,098	0.17
Allied Universal Holdco, LLC (9)	L +	3.75%	6.87%	5/12/2028	72,379	72,107	63,829	0.29
Anticimex, Inc. (6)(9)	L +	3.50%	6.57%	11/16/2028	35,226	35,097	33,465	0.15
Anticimex, Inc. (6)(9)	L +	4.00%	7.07%	11/16/2028	2,790	2,800	2,668	0.01
APX Group, Inc. (11)	L +	3.25%	6.24%	7/10/2028	47,550	47,229	44,485	0.20
Bazaarvoice, Inc. (4)(7)(8)	L +	5.75%	7.71%	5/7/2028	369,375	369,375	369,375	1.65
Belfor Holdings, Inc. (8)	L +	4.00%	7.12%	4/6/2026	4,924	4,939	4,850	0.02
DG Investment Intermediate Holdings 2, Inc. (10)	L +	3.75%	6.87%	3/31/2028	46,296	46,324	43,272	0.19
DG Investment Intermediate Holdings 2, Inc. (4)(10)	SOFR +	4.25%	6.71%	3/31/2028	27,417	27,171	26,320	0.12
Divisions Holding Corp. (10)	L +	4.75%	7.87%	5/27/2028	23,855	23,661	22,871	0.10
EAB Global, Inc. (9)	L +	3.50%	6.31%	8/16/2028	25,949	25,752	24,378	0.11
eResearchTechnology, Inc. (11)	L +	4.50%	7.62%	2/4/2027	36,336	36,302	33,993	0.15
Foundational Education Group, Inc. (4)(9)	SOFR +	3.75%	7.56%	8/31/2028	9,074	8,998	8,530	0.04
Garda World Security Corp. (6)(8)	SOFR +	4.25%	7.05%	2/1/2029	21,545	21,334	20,127	0.09
Garda World Security Corp. (6)(8)	L +	4.25%	7.24%	10/30/2026	32,435	32,480	30,605	0.14

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Genuine Financial Holdings, LLC (8)	L +	3.75%	6.87%	7/11/2025	$11,052	$11,015	$10,755	0.05%
GFL Environmental, Inc. (9)	L +	3.00%	5.81%	5/30/2025	4,975	4,945	4,930	0.02
International SOS The Americas LP (4)(6)(9)	L +	3.75%	7.44%	9/7/2028	2,314	2,294	2,262	0.01
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	9.04%	12/15/2027	166,714	163,467	160,281	0.72
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2028	246,479	243,192	246,479	1.10
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2027	41,049	40,583	41,049	0.18
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	8.51%	12/10/2027	21,850	21,472	21,413	0.10
Knowledge Pro Buyer, Inc. (4)(10)	L +	5.75%	8.51%	12/10/2027	24,197	23,513	23,407	0.10
KPSKY Acquisition, Inc. (4)(10)	L +	6.25%	10.75%	3/15/2029	101,263	99,498	96,200	0.43
MaxGen Energy Services Corporation (4)(11)	L +	5.00%	8.14%	6/2/2027	83,211	81,524	81,131	0.36
Onex Baltimore Buyer, Inc. (4)(7)(10)	SOFR +	5.75%	8.37%	12/1/2027	242,818	237,821	239,546	1.07
PECF USS Intermediate Holding III Corp. (9)	L +	4.25%	7.37%	12/15/2028	30,636	30,649	26,245	0.12
Polyphase Elevator Holding Co. (4)(7)(11)	L +	5.50%	9.17%	12/21/2027	19,227	18,970	17,275	0.08
Recycle & Resource US, LLC (6)(9)	L +	3.50%	7.17%	7/14/2028	5,180	5,147	4,708	0.02
Revspring, Inc. (8)	L +	4.00%	7.67%	10/11/2025	15,341	15,245	14,829	0.07
Spin Holdco Inc. (10)	L +	4.00%	7.14%	3/4/2028	23	23	20	0.00
The Action Environmental Group, Inc. (4)(5)(11)	SOFR +	6.00%	9.59%	1/16/2026	16,156	15,719	15,954	0.07
The Action Environmental Group, Inc. (4)(5)(12)	SOFR +	6.25%	9.81%	1/16/2026	8,518	8,367	8,412	0.04
TRC Companies, Inc. (9)	L +	3.75%	6.87%	12/8/2028	45,549	45,280	42,779	0.19
USIC Holdings, Inc. (10)	L +	3.50%	6.62%	5/12/2028	24,750	24,649	23,268	0.10
Vaco Holdings, LLC (10)	SOFR +	5.00%	8.70%	1/21/2029	21,268	21,172	20,736	0.09
Veregy Consolidated, Inc. (4)(11)	L +	6.00%	8.81%	11/2/2027	20,428	20,469	19,458	0.09
						1,929,181	1,889,001	8.44
Communications Equipment
Commscope, Inc. (6)(8)	L +	3.25%	6.37%	4/6/2026	749	705	694	0.00
Construction & Engineering
Aegion Corporation (10)	L +	4.75%	7.87%	5/17/2028	23,700	23,643	21,863	0.10
ASP Endeavor Acquisition, LLC (4)(5)(9)	L +	6.50%	9.37%	5/3/2027	35,575	35,031	33,707	0.15
Brookfield WEC Holdings, Inc. (9)	SOFR +	3.75%	6.87%	8/1/2025	4,990	4,786	4,841	0.02
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L +	5.00%	8.12%	12/31/2027	124,503	121,751	120,648	0.54
Peak Utility Services Group, Inc. (4)(7)(11)	L +	5.00%	8.67%	3/2/2028	23,477	23,252	23,324	0.10
Refficiency Holdings, LLC (7)(10)	L +	6.00%	6.87%	12/16/2027	29,750	29,546	28,446	0.13
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	4.50%	6.07%	8/31/2028	43,016	41,869	39,480	0.18
Tutor Perini Corp. (6)(11)	L +	4.75%	7.87%	8/18/2027	2,940	2,966	2,738	0.01
						282,843	275,048	1.23

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC (9)	SOFR +	3.75%	6.78%	10/19/2027	$53,508	$53,258	$50,183	0.22%
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L +	5.75%	9.42%	10/2/2028	18,956	18,519	18,699	0.08
Berlin Packaging, LLC (9)	L +	3.75%	6.32%	3/11/2028	42,734	42,607	40,464	0.18
Bway Holding Corporation (8)	L +	3.25%	5.81%	4/3/2024	10,304	10,134	9,641	0.04
Charter NEX US, Inc. (10)	L +	3.75%	6.56%	12/1/2027	46,519	46,569	44,262	0.20
Graham Packaging Co, Inc. (10)	L +	3.00%	6.12%	3/2/2028	18,819	18,683	17,981	0.08
IBC Capital US, LLC (6)(8)	L +	3.75%	6.69%	9/11/2023	18,387	18,367	17,016	0.08
LABL, Inc. (9)	L +	5.00%	8.12%	10/29/2028	7,089	6,995	6,431	0.03
MAR Bidco Sarl (6)(9)	L +	4.30%	7.97%	7/6/2028	3,908	3,891	3,589	0.02
Novolex, Inc. (9)	SOFR +	4.18%	7.31%	4/13/2029	81,603	79,678	77,206	0.35
Pretium PKG Holdings, Inc. (9)	L +	4.00%	6.28%	10/2/2028	23,710	23,336	21,374	0.10
ProAmpac PG Borrower, LLC (10)	L +	3.75%	6.04%	11/3/2025	45,090	45,074	42,463	0.19
Ring Container Technologies Group, LLC (9)	L +	3.75%	6.87%	8/12/2028	6,420	6,414	6,206	0.03
TricorBraun Holdings, Inc. (9)	L +	3.25%	6.37%	3/3/2028	43,164	42,691	40,653	0.18
Trident TPI Holdings, Inc. (7)(11)	L +	3.25%	6.92%	10/17/2024	8,773	8,765	8,573	0.04
Trident TPI Holdings, Inc. (9)	L +	4.00%	7.67%	9/15/2028	34,061	33,627	32,280	0.14
						405,352	386,838	1.73
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	8.74%	12/11/2028	14,304	14,051	14,018	0.06
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	9.37%	10/17/2025	5,850	5,773	5,850	0.03
Dana Kepner Company, LLC (4)(10)	SOFR +	6.00%	6.75%	12/29/2027	67,012	65,740	66,677	0.30
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	9.62%	12/29/2026	14,750	14,540	14,676	0.07
Genuine Cable Group, LLC (4)(10)	SOFR +	5.75%	8.88%	11/2/2026	30,337	29,706	30,034	0.13
Marcone Yellowstone Buyer, Inc. (4)(5)(7)(10)	L +	5.50%	9.17%	6/23/2028	19,649	19,299	19,256	0.09
Marcone Yellowstone Buyer, Inc. (4)(5)(10)	L +	5.50%	9.17%	6/23/2028	10,984	10,747	10,795	0.05
NDC Acquisition Corp. (4)(7)(11)	L +	5.50%	9.17%	3/9/2027	22,163	21,642	21,907	0.10
Tailwind Colony Holding Corporation (4)(7)(11)	L +	6.25%	9.89%	11/13/2024	70,454	69,293	69,337	0.31
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	7.65%	12/18/2027	53,087	52,407	51,760	0.23
						303,197	304,309	1.36
Diversified Consumer Services
Ascend Learning, LLC (9)	L +	3.50%	6.62%	12/11/2028	34,080	33,536	31,558	0.14
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	8.21%	7/20/2028	960,844	952,882	960,844	4.29
Colibri Group, LLC (10)	SOFR +	5.00%	7.34%	3/12/2029	20,701	20,547	20,080	0.09
Dreambox Learning Holding, LLC (4)(5)(10)	L +	6.25%	9.44%	12/1/2027	135,213	132,868	129,805	0.58
EM Bidco Limited (6)(9)	SOFR +	4.25%	7.90%	7/6/2029	5,345	5,327	5,044	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services (continued)
Go Car Wash Management Corp. (4)(7)(11)	SOFR +	5.75%	8.88%	12/31/2026	$93,117	$90,247	$90,331	0.40%
KUEHG Corp. (11)	L +	3.75%	6.87%	2/21/2025	53,900	53,259	51,070	0.23
Learning Care Group (11)	L +	3.25%	6.02%	3/13/2025	43,541	42,869	41,299	0.18
Loyalty Ventures, Inc. (9)	L +	4.50%	7.62%	11/3/2027	7,748	7,605	2,642	0.01
Pre-Paid Legal Services, Inc. (9)	L +	3.75%	6.82%	12/15/2028	50,244	49,906	47,842	0.21
Prime Security Service Borrower, LLC (10)	L +	2.75%	5.30%	9/23/2026	8,753	8,649	8,498	0.04
Rinchem Company, LLC (4)(9)	SOFR +	4.50%	8.15%	3/2/2029	4,035	4,016	3,868	0.02
SSH Group Holdings, Inc. (8)	L +	4.25%	7.92%	7/30/2025	4,961	4,887	4,738	0.02
TruGreen Limited Partnership (10)	L +	4.00%	7.12%	11/2/2027	5,910	5,940	5,604	0.03
University Support Services, LLC (9)	L +	3.25%	6.37%	2/10/2029	19,923	19,730	18,926	0.08
Weld North Education, LLC (9)	L +	3.75%	6.87%	12/21/2027	31,983	31,864	31,010	0.14
						1,464,132	1,453,161	6.49
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L +	5.75%	8.87%	4/30/2028	139,969	137,812	138,429	0.62
Comet Acquisition, Inc. (4)(9)	SOFR +	4.25%	7.95%	10/24/2025	15,869	15,659	15,314	0.07
Lereta, LLC (10)	L +	5.25%	8.37%	7/30/2028	29,530	29,283	25,253	0.11
Mitchell International, Inc. (9)	L +	3.75%	6.73%	10/15/2028	70,186	69,453	63,799	0.29
Polaris Newco, LLC (9)	L +	4.00%	7.67%	6/2/2028	47,293	46,737	43,766	0.20
Sedgwick Claims Management Services, Inc. (6)(11)	L +	4.25%	7.37%	9/3/2026	2,412	2,432	2,332	0.01
Sedgwick Claims Management Services, Inc. (6)(8)	L +	3.75%	6.87%	9/3/2026	37,851	37,502	36,017	0.16
SelectQuote, Inc. (4)(10)	SOFR +	8.00%	11.13%	11/5/2024	273,529	272,965	246,176	1.10
						611,843	571,086	2.55
Diversified Telecommunication Services
Numericable US, LLC (5)(6)(8)		5.13%	5.13%	7/15/2029	1,000	836	749	—
Numericable US, LLC (6)(8)	L +	3.69%	6.91%	1/31/2026	17,751	17,613	16,154	0.07
Numericable US, LLC (6)(8)	L +	4.00%	6.20%	8/14/2026	33,591	33,615	30,568	0.14
Numericable US, LLC (6)(8)	L +	2.75%	5.56%	7/31/2025	4,974	4,922	4,551	0.02
Point Broadband Acquisition, LLC (4)(7)(11)	L +	6.00%	8.92%	10/1/2028	177,126	172,897	171,281	0.77
Zacapa, LLC (6)(9)	SOFR +	4.25%	7.80%	3/22/2029	11,073	10,954	10,547	0.05
Zayo Group Holdings, Inc. (8)	L +	3.00%	6.12%	3/9/2027	1,333	1,266	1,121	0.01
Zayo Group Holdings, Inc. (9)	SOFR +	4.25%	7.28%	3/9/2027	15,920	15,539	13,916	0.06
						257,643	248,886	1.11
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.50%	8.27%	3/26/2027	48,630	47,637	48,031	0.21

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L +	5.50%	9.17%	8/17/2028	$193,462	$189,743	$189,516	0.85%
Madison IAQ, LLC (9)	L +	3.25%	6.82%	6/21/2028	54,748	54,049	50,730	0.23
Relay Purchaser, LLC (4)(5)(7)(10)	L +	6.00%	9.67%	8/30/2028	198,500	194,923	195,733	0.87
Shoals Holdings, LLC (4)(11)	SOFR +	3.25%	5.94%	11/25/2026	11,291	11,091	11,347	0.05
						449,806	447,326	2.00
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(11)	L +	6.00%	9.63%	12/23/2026	35,227	34,779	33,197	0.15
CPI International, Inc. (11)	L +	3.50%	6.62%	7/26/2024	18,837	18,844	18,602	0.08
Infinite Bidco, LLC (9)	L +	3.25%	6.92%	3/2/2028	42,030	41,841	39,981	0.18
Ingram Micro, Inc. (4)(9)	L +	3.50%	7.17%	6/30/2028	3,950	3,917	3,856	0.02
Jupiter Bidco Limited (4)(6)(10)	SOFR +	6.25%	9.22%	8/5/2029	88,177	85,569	85,532	0.38
Jupiter Bidco Limited (4)(6)(7)(9)	E +	6.25%	6.90%	8/5/2029	€5,922	5,767	3,634	0.02
LTI Holdings, Inc. (8)	L +	3.25%	6.37%	9/6/2025	4,961	4,948	4,604	0.02
Presidio, Inc. (8)	L +	3.50%	6.31%	1/22/2027	7,939	7,951	7,701	0.03
						203,617	197,107	0.88
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L +	7.00%	9.76%	10/4/2024	10,111	9,689	10,111	0.05
EnergySolutions, LLC (11)	L +	3.75%	7.42%	5/9/2025	4,689	4,689	4,369	0.02
ISQ Hawkeye Holdco, Inc. (4)(7)(10)	SOFR +	6.25%	9.31%	8/17/2029	6,616	6,404	6,400	0.03
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	9.37%	9/10/2025	22,793	22,013	22,793	0.10
						42,795	43,673	0.20
Entertainment
CE Intermediate I, LLC (4)(9)	L +	4.00%	6.91%	11/10/2028	7,739	7,671	7,236	0.03
Herschend Entertainment Co, LLC (9)	L +	3.75%	6.88%	8/27/2028	5,266	5,221	5,157	0.02
Recorded Books, Inc. (8)	SOFR +	4.00%	7.08%	8/29/2025	28,615	28,621	27,604	0.12
						41,513	39,997	0.18
Food Products
CHG PPC Parent, LLC (4)(9)	L +	3.00%	6.13%	12/8/2028	10,288	10,269	9,876	0.04
Quantum Bidco, Ltd. (6)(8)	S +	6.00%	6.28%	1/29/2028	£18,500	24,578	17,814	0.08
Snacking Investments US, LLC (4)(6)(11)	SOFR +	4.00%	7.03%	12/18/2026	4,957	4,985	4,808	0.02
						39,832	32,499	0.15
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc. (4)(7)(9)	SOFR +	5.75%	9.45%	6/13/2029	25,000	24,280	24,075	0.11
Auris Luxembourg III Sarl (6)(8)	L +	3.75%	5.58%	10/20/2028	36,797	36,237	32,381	0.14
CPI Buyer, LLC (4)(7)(10)	L +	5.50%	8.57%	11/1/2028	188,626	184,339	180,453	0.81
Egrotron Acquisition, LLC (4)(10)	SOFR +	5.75%	8.89%	7/6/2028	67,875	66,571	66,518	0.30
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L +	5.50%	8.32%	9/13/2028	54,674	53,747	53,171	0.24

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Equipment & Supplies (continued)
GCX Corporation Buyer, LLC (4)(5)(10)	L +	5.50%	8.32%	9/13/2028		$141,346	$138,368	$136,784	0.61%
Mozart Borrower LP (9)	L +	3.25%	6.37%	10/23/2028		35,858	35,052	33,039	0.15
Natus Medical Incorporated (4)(9)	SOFR +	5.50%	6.00%	7/20/2029		50,000	46,581	46,750	0.21
Natus Medical Incorporated (4)(7)(9)	SOFR +	4.75%	7.26%	7/21/2027		3,463	3,327	2,861	0.01
Resonetics, LLC (10)	L +	4.00%	6.37%	4/28/2028		88,122	86,361	83,936	0.38
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L +	3.75%	7.42%	10/1/2026		57,136	56,703	53,311	0.24
TecoStar Holdings, Inc. (11)	L +	3.50%	5.79%	5/1/2024		25,950	25,670	23,469	0.10
							757,237	736,748	3.29
Health Care Providers & Services
123Dentist, Inc. (4)(6)(7)(10)	C +	5.75%	9.41%	8/10/2029	C$	204,779	156,925	142,902	0.64
ACI Group Holdings, Inc. (4)(5)(7)(10)	L +	5.50%	9.17%	8/2/2028		114,283	111,555	112,355	0.50
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.50%	8.47%	5/7/2027		26,556	26,025	25,979	0.12
ADMI Corp. (9)	L +	3.75%	6.87%	8/24/2028		49,236	48,955	43,943	0.20
AmeriVet Partners Management, Inc. (4)(5)(7)(10)	SOFR +	5.50%	9.20%	2/25/2028		30,122	28,884	27,547	0.12
AMGH Holding Corp. (11)	L +	4.25%	7.37%	3/14/2025		11,648	11,662	10,134	0.05
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	C +	4.50%	8.67%	4/14/2028	C$	45,389	35,446	35,896	0.16
Caramel Bidco Limited (4)(5)(6)(7)(8)	S +	6.00%	7.69%	2/24/2029		£60,000	77,801	59,804	0.27
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25%	7.17%	12/21/2028		497,203	487,947	474,156	2.12
CHG Healthcare Services, Inc. (9)	L +	3.25%	6.37%	9/29/2028		22,767	22,692	21,920	0.10
Covenant Surgical Partners, Inc. (8)	L +	4.00%	7.12%	7/1/2026		2,957	2,920	2,776	0.01
Cross Country Healthcare, Inc. (4)(10)	L +	5.75%	8.83%	6/8/2027		80,880	79,554	80,880	0.36
DCA Investment Holdings, LLC (4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		14,207	14,041	14,065	0.06
DCA Investment Holdings, LLC (4)(11)	SOFR +	6.25%	9.98%	4/3/2028		14,844	14,782	14,691	0.07
Electron Bidco, Inc. (9)	L +	3.00%	6.12%	11/1/2028		17,898	17,834	17,004	0.08
Epoch Acquisition, Inc. (4)(11)	L +	6.00%	9.12%	10/4/2024		29,202	29,202	29,202	0.13
Global Medical Response, Inc. (11)	L +	4.25%	6.81%	10/2/2025		34,390	34,462	29,988	0.13
Gordian Medical, Inc. (10)	L +	6.25%	9.92%	1/31/2027		51,922	50,564	44,739	0.20
Heartland Dental, LLC (8)	L +	4.00%	7.08%	4/30/2025		47,723	47,533	44,358	0.20
ICS US Holdings, Inc. (4)(6)(9)	SOFR +	4.60%	7.59%	6/8/2028		8,283	7,901	7,745	0.03
Jayhawk Buyer, LLC (4)(7)(11)	L +	5.00%	8.68%	10/15/2026		275,618	271,214	272,860	1.22
Legacy LifePoint Health, LLC (8)		4.38%	4.38%	2/15/2027		3,000	2,744	2,483	0.01
LifePoint Health, Inc. (8)	L +	3.75%	6.87%	11/16/2025		47,379	47,045	44,173	0.20
Medical Knowledge Group, LLC (4)(10)	SOFR +	5.75%	8.43%	2/1/2029		186,082	182,415	182,360	0.81
Midwest Physician Administrative Services, LLC (10)	L +	3.25%	6.92%	3/12/2028		19,231	19,158	17,700	0.08
National Mentor Holdings, Inc. (10)	L +	3.75%	7.43%	3/2/2028		11,626	11,613	8,378	0.04
Navigator Acquiror, Inc. (4)(7)(8)	L +	5.50%	8.54%	7/16/2027		30,868	30,746	30,254	0.14

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Navigator Acquiror, Inc. (4)(9)	L +	5.75%	8.49%	7/16/2027		$382,062	$379,089	$380,151	1.70%
NMSC Holdings, Inc. (10)	SOFR +	5.25%	8.43%	2/23/2029		9,650	9,558	8,709	0.04
Odyssey Holding Company, LLC (4)(11)	L +	5.75%	9.32%	11/16/2025		63,649	63,305	63,649	0.28
Onex TSG Intermediate Corp. (6)(10)	L +	4.75%	7.87%	2/28/2028		23,081	22,923	20,466	0.09
Pathway Vet Alliance, LLC (8)	L +	3.75%	7.42%	3/31/2027		30,775	30,560	27,275	0.12
Pediatric Associates Holding Co., LLC (7)(9)	L +	3.25%	5.08%	12/29/2028		5,663	5,526	5,451	0.02
PetVet Care Centers, LLC (10)	L +	3.50%	6.62%	2/14/2025		54,544	54,514	50,658	0.23
Phoenix Guarantor, Inc. (6)(8)	L +	3.50%	6.62%	3/5/2026		24,657	24,595	23,475	0.10
Plasma Buyer, LLC (4)(7)(10)	SOFR +	5.75%	9.30%	5/12/2029		91,722	89,394	88,299	0.39
PPV Intermediate Holdings, LLC (4)(6)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029		102,361	99,921	99,870	0.45
PSKW Intermediate, LLC (4)(11)	L +	6.25%	9.37%	3/9/2026		16,138	16,138	16,138	0.07
Radnet, Inc. (6)(10)	L +	3.00%	6.12%	4/21/2028		4,863	4,843	4,684	0.02
Reverb Buyer, Inc. (7)(9)	L +	3.50%	6.38%	11/1/2028		43,958	43,657	41,658	0.19
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	9.42%	12/23/2028		449,679	439,765	438,872	1.96
Snoopy Bidco, Inc. (4)(7)(10)	L +	6.00%	9.08%	6/1/2028		623,786	615,096	607,423	2.71
SpecialtyCare, Inc. (4)(5)(11)	L +	5.75%	8.03%	6/18/2028		69,352	67,625	68,213	0.30
SpecialtyCare, Inc. (4)(5)(7)(8)	L +	5.50%	8.50%	6/18/2026		1,068	936	979	0.00
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	9.42%	1/2/2029		137,320	134,138	131,329	0.59
Surgery Centers Holdings, Inc. (6)(10)	L +	3.75%	6.51%	8/31/2026		54,352	53,969	51,713	0.23
The Fertility Partners, Inc. (4)(5)(6)(10)	L +	5.75%	8.87%	3/16/2028		39,000	38,291	37,830	0.17
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	C +	5.75%	9.47%	3/16/2028	C$	146,722	114,094	103,819	0.46
The GI Alliance Management, LLC (4)(7)(11)	SOFR +	6.25%	9.20%	9/15/2028		261,760	252,294	252,224	1.13
TTF Holdings, LLC (4)(10)	L +	4.00%	7.12%	3/31/2028		5,944	5,909	5,795	0.03
U.S. Anesthesia Partners, Inc. (9)	L +	4.25%	6.81%	10/1/2028		38,763	38,651	36,520	0.16
Unified Physician Management, LLC (4)(7)(9)	SOFR +	5.50%	8.53%	6/18/2029		844,174	844,174	844,174	3.77
United Mutual Acquisition Holdings, LLC (4)(6)(7)(10)	SOFR +	5.75%	8.77%	7/15/2028		15,678	15,434	15,253	0.07
US Acute Care Solutions (5)(8)		6.38%	6.38%	3/1/2026		2,885	2,921	2,427	0.01
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	8.47%	11/18/2027		149,935	146,971	148,588	0.66
Veonet GmbH (6)(8)	S +	5.75%	7.94%	3/14/2029		£170,000	218,488	176,354	0.79
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L +	5.75%	9.42%	6/22/2028		104,293	102,241	95,627	0.43
WP CityMD Bidco, LLC (9)	L +	3.25%	6.92%	12/22/2028		27,860	27,673	26,702	0.12
							5,834,313	5,672,619	25.35

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
athenahealth, Inc. (7)(9)	SOFR +	3.50%	6.58%	2/15/2029	$38,951	$38,441	$34,325	0.15%
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR +	5.50%	9.05%	5/25/2029	392,476	383,677	387,548	1.73
Edifecs, Inc. (4)(10)	L +	5.50%	9.18%	9/21/2026	122,826	120,813	121,598	0.54
Edifecs, Inc. (4)(11)	L +	7.50%	11.18%	9/21/2026	29,485	29,379	30,369	0.14
Ensemble RCM, LLC (4)(9)	L +	5.00%	7.81%	8/3/2026	89,800	88,197	88,004	0.39
GI Ranger Intermediate, LLC (4)(7)(10)	SOFR +	6.00%	9.70%	10/30/2028	101,518	99,422	99,490	0.44
Imprivata, Inc. (9)	L +	4.25%	7.28%	12/1/2027	6,950	6,875	6,731	0.03
Netsmart Technologies, Inc. (10)	L +	4.00%	7.12%	10/1/2027	19,638	19,714	18,795	0.08
NMC Crimson Holdings, Inc. (4)(7)(10)	L +	6.00%	8.28%	3/1/2028	71,173	69,157	69,991	0.31
Project Ruby Ultimate Parent Corp. (10)	L +	3.25%	6.37%	3/10/2028	8,482	8,448	7,941	0.04
Project Ruby Ultimate Parent Corp. (4)(9)	SOFR +	5.75%	8.78%	3/10/2028	11,833	11,486	11,478	0.05
RPBLS Midco, LLC (4)(10)	SOFR +	5.75%	7.92%	4/1/2028	167,261	164,516	165,588	0.74
Verscend Holding Corp. (8)	L +	4.00%	7.12%	8/27/2025	34,662	34,711	33,709	0.15
Waystar Technologies, Inc. (8)	L +	4.00%	7.12%	10/22/2026	20,016	20,058	19,241	0.09
						1,094,897	1,094,808	4.89
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L +	3.50%	6.62%	8/17/2028	27,293	27,315	26,526	0.12
CEC Entertainment, Inc. (5)(8)		6.75%	6.75%	5/1/2026	51,052	51,052	46,016	0.21
Century Casinos, Inc. (6)(10)	SOFR +	6.00%	8.61%	4/2/2029	43,840	43,020	42,196	0.19
Fertitta Entertainment, LLC (9)	SOFR +	4.00%	7.03%	1/27/2029	37,974	37,728	35,336	0.16
Flynn Restaurant Group LP (9)	L +	4.25%	7.37%	12/1/2028	14,012	13,898	13,080	0.06
GVC Holdings Gibraltar, Ltd. (6)(9)	L +	2.50%	6.17%	3/29/2027	4,975	4,865	4,857	0.02
IRB Holding Corp. (10)	SOFR +	3.00%	5.70%	12/15/2027	49,346	49,295	46,354	0.21
Mic Glen, LLC (9)	L +	3.50%	6.62%	7/21/2028	31,095	30,947	29,093	0.13
Penn National Gaming, Inc. (6)(9)	SOFR +	2.75%	5.88%	5/3/2029	6,744	6,712	6,500	0.03
Scientific Games Holdings LP (9)	SOFR +	3.00%	5.91%	4/14/2029	4,938	4,903	4,810	0.02
Scientific Games Holdings LP (9)	SOFR +	3.50%	5.62%	4/4/2029	10,450	10,395	9,705	0.04
Tacala Investment Corp. (10)	L +	3.50%	6.62%	2/5/2027	53,112	53,089	49,764	0.22
Twin River Worldwide Holdings, Inc. (6)(9)	L +	3.25%	5.93%	10/2/2028	32,613	32,159	29,544	0.13
Whatabrands, LLC (9)	L +	3.25%	6.37%	8/3/2028	14,888	14,816	13,817	0.06
						380,195	357,598	1.60

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Household Durables
AI Aqua Merger Sub, Inc. (6)(9)	SOFR +	3.75%	6.35%	7/31/2028		$70,639	$69,765	$65,856	0.29%
Fluidra SA (6)(9)	SOFR +	2.00%	5.13%	1/29/2029		1,463	1,460	1,422	0.01
Hunter Douglas, Inc. (6)(9)	SOFR +	3.50%	6.34%	2/26/2029		16,129	16,045	13,355	0.06
Instant Brands Holdings, Inc. (10)	L +	5.00%	7.08%	4/12/2028		76,647	75,738	52,580	0.23
							163,008	133,213	0.60
Industrial Conglomerates
Bettcher Industries, Inc. (9)	SOFR +	4.00%	7.03%	12/14/2028		11,259	11,159	10,696	0.05
CEP V Investment 11 Sarl (4)(6)(7)(10)	S +	5.75%	6.29%	2/11/2028	Fr.	97,449	97,832	96,846	0.43
Engineered Machinery Holdings, Inc. (10)	L +	3.75%	7.42%	5/19/2028		32,294	32,278	31,123	0.14
Excelitas Technologies Corp. (4)(7)(10)	SOFR +	5.75%	8.59%	8/13/2029		159,331	155,748	155,675	0.70
Excelitas Technologies Corp. (4)(6)(8)	E +	5.75%	5.75%	8/13/2029		€25,323	25,483	24,347	0.11
FCG Acquisitions, Inc. (9)	L +	3.75%	7.42%	3/31/2028		45,768	45,606	43,947	0.20
SPX Flow, Inc. (9)	SOFR +	4.50%	7.63%	4/5/2029		54,658	52,343	50,764	0.23
Vertical US Newco, Inc. (6)(9)	L +	3.50%	6.87%	7/30/2027		45,445	45,326	43,665	0.20
Victory Buyer, LLC (4)(9)	L +	3.75%	7.32%	11/19/2028		22,921	22,827	20,915	0.09
							488,602	477,979	2.14
Insurance
Acrisure LLC (8)	L +	3.50%	6.62%	2/15/2027		3,824	3,744	3,507	0.02
Acrisure LLC (9)	L +	4.25%	7.37%	2/15/2027		41,721	41,448	38,799	0.17
Alera Group, Inc. (4)(7)(10)	L +	5.50%	8.31%	10/2/2028		64,789	64,182	63,283	0.28
Alliant Holdings Intermediate, LLC (8)	L +	3.25%	6.37%	5/9/2025		15,913	15,797	15,287	0.07
Alliant Holdings Intermediate, LLC (9)	L +	3.50%	6.49%	11/6/2027		36,931	36,906	35,084	0.16
Amerilife Holdings LLC (4)(7)(10)	SOFR +	5.75%	8.65%	8/31/2029		309,295	301,460	301,362	1.35
AssuredPartners, Inc. (8)	L +	3.50%	6.62%	2/12/2027		1,990	1,913	1,888	0.01
AssuredPartners, Inc. (9)	L +	3.50%	6.62%	2/12/2027		62,211	61,737	59,042	0.26
Baldwin Risk Partners, LLC (6)(9)	L +	3.50%	6.26%	10/14/2027		33,709	33,582	32,277	0.14
Benefytt Technologies, Inc. (4)(11)	SOFR +	8.75%	12.09%	8/12/2027		96,133	94,611	77,868	0.35
Benefytt Technologies, Inc. (4)(7)(8)	SOFR +	7.50%	10.58%	8/12/2027		23,064	22,358	18,647	0.08
BroadStreet Partners, Inc. (8)	L +	3.00%	6.12%	1/27/2027		21,777	21,645	20,658	0.09
CFC Underwriting, Ltd.(4)(6)(7)(8)	SOFR +	5.50%	7.78%	11/30/2028		138,161	134,523	133,122	0.59
Foundation Risk Partners Corp. (4)(7)(10)	L +	5.50%	9.17%	10/30/2028		65,922	64,826	65,035	0.29
Galway Borrower, LLC (4)(5)(7)(10)	L +	5.25%	8.92%	9/29/2028		31,907	31,828	31,109	0.14
Galway Borrower, LLC (4)(5)(10)	L +	5.25%	8.92%	9/29/2028		190,797	186,967	185,220	0.83
High Street Buyer, Inc. (4)(5)(7)(10)	L +	6.00%	8.81%	2/2/2029		110,078	107,629	108,409	0.48
Howden Group Holdings Limited (6)(10)	L +	3.25%	6.38%	11/12/2027		46,793	46,608	44,709	0.20
HUB International Limited (10)	L +	3.25%	5.98%	4/25/2025		18,328	18,318	17,690	0.08

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
HUB International Limited (8)	L +	3.00%	5.77%	4/25/2025		$2,946	$2,931	$2,838	0.01%
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L +	5.50%	7.58%	8/27/2025		94,721	92,897	89,892	0.40
Integrity Marketing Acquisition, LLC (4)(5)(11)	L +	5.75%	9.28%	8/27/2025		112,376	111,146	108,359	0.48
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(10)	C +	4.25%	7.75%	3/27/2028	C$	96,709	76,049	64,842	0.29
NFP Corp. (8)	L +	3.25%	6.37%	2/15/2027		41,428	40,981	39,025	0.17
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L +	5.50%	8.56%	10/16/2028		31,919	31,301	30,664	0.14
Riser Merger Sub, Inc. (4)(6)(10)	SOFR +	5.75%	6.50%	8/1/2028		£160,271	156,201	156,092	0.70
Riser Merger Sub, Inc. (4)(6)(7)(10)	S +	5.75%	6.50%	8/1/2028		13,717	16,480	15,026	0.07
RSC Acquisition, Inc. (4)(5)(7)(10)	SOFR +	5.50%	8.21%	10/30/2026		29,162	28,470	27,370	0.12
SG Acquisition, Inc. (4)(9)	L +	5.00%	9.17%	1/27/2027		104,190	103,895	104,190	0.47
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S +	7.28%	8.47%	7/9/2028		£150,192	196,677	199,290	0.89
Tennessee Bidco Limited (4)(5)(6)(8)	L +	7.00%	10.38%	8/3/2028		214,466	209,620	213,394	0.95
							2,356,729	2,303,980	10.30
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L +	3.25%	6.37%	12/6/2027		8,349	8,296	7,543	0.03
Cengage Learning, Inc. (11)	L +	4.75%	7.81%	7/14/2026		18,820	18,676	17,088	0.08
MH Sub I, LLC (11)	L +	3.75%	6.87%	9/13/2024		47,685	47,717	45,564	0.20
Project Boost Purchaser, LLC (8)	L +	3.50%	6.62%	6/1/2026		8,425	8,415	8,028	0.04
Project Boost Purchaser, LLC (9)	L +	3.50%	6.62%	5/2/2029		25,299	25,117	24,018	0.11
Red Planet Borrower, LLC (9)	L +	3.75%	6.87%	10/2/2028		39,925	39,626	26,567	0.12
SurveyMonkey, Inc. (4)(6)(8)	L +	3.75%	6.87%	10/10/2025		5,974	5,970	5,795	0.03
UFC Holdings, LLC (10)	L +	2.75%	5.52%	4/29/2026		4,973	4,854	4,792	0.02
William Morris Endeavor Entertainment, LLC (8)	L +	2.75%	5.87%	5/18/2025		4,523	4,377	4,328	0.02
							163,049	143,723	0.64
Internet & Direct Marketing Retail
Donuts, Inc. (4)(7)(11)	SOFR +	6.00%	8.91%	12/29/2027		441,300	440,209	436,887	1.95
Donuts, Inc. (4)(11)	SOFR +	6.00%	8.91%	12/29/2026		71,766	71,227	71,049	0.32
Hoya Midco, LLC (6)(9)	SOFR +	3.25%	6.28%	2/3/2029		9,950	9,902	9,552	0.04
Prodege International Holdings, LLC (4)(7)(10)	L +	5.75%	9.04%	12/15/2027		543,688	534,317	531,060	2.37
Shutterfly, LLC (10)	L +	5.00%	8.12%	9/25/2026		57,973	57,570	36,699	0.16
Wireless Vision, LLC (4)(11)	L +	5.50%	9.17%	12/30/2025		20,038	20,038	20,038	0.09
							1,133,261	1,105,285	4.94

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services
Ahead DB Holdings, LLC (5)(10)	L +	3.75%	7.43%	10/18/2027		$2,576	$2,588	$2,466	0.01%
AI Altius Bidco, Inc. (4)(5)(7)(10)	L +	5.50%	8.28%	12/13/2028		115,148	112,795	112,498	0.50
AI Altius Bidco, Inc. (4)(5)(8)	9.75% PIK		9.75%	12/1/2028		22,256	21,691	21,588	0.10
BCP V Everise Acquisition, LLC (4)(10)	SOFR +	6.50%	8.62%	5/3/2027		75,000	73,277	73,125	0.33
ConvergeOne Holdings, Inc. (8)	L +	5.00%	8.12%	1/4/2026		29,555	28,931	21,326	0.10
Dcert Buyer, Inc. (8)	SOFR +	4.00%	6.90%	10/16/2026		33,003	33,045	31,577	0.14
Endurance International Group Holdings, Inc. (10)	L +	3.50%	6.18%	2/10/2028		48,774	48,332	41,458	0.19
Ensono Holdings, LLC (10)	L +	3.75%	6.87%	11/23/2028		34,711	34,645	30,546	0.14
Infostretch Corporation (4)(7)(10)	SOFR +	5.75%	7.98%	4/1/2028		182,483	179,138	176,406	0.79
Inovalon Holdings, Inc. (4)(7)(10)	L +	6.25%	9.23%	11/24/2028		951,600	930,050	940,840	4.20
Monterey Financing, S.A.R.L (4)(6)(8)	E +	6.00%	6.00%	9/18/2029	DKK	560,750	71,990	72,138	0.32
Monterey Financing, S.A.R.L (4)(6)(7)(8)	E +	6.00%	7.23%	9/19/2029		€76,519	71,738	72,636	0.32
Monterey Financing, S.A.R.L (4)(6)(8)	E +	6.00%	6.00%	9/19/2029	SEK	243,186	21,179	21,384	0.10
Monterey Financing, S.A.R.L (4)(6)(9)	E +	6.00%	6.50%	9/19/2029	NOK	599,094	54,397	53,694	0.24
Park Place Technologies, LLC (11)	SOFR +	5.00%	8.13%	11/10/2027		15,424	15,115	14,678	0.07
Rackspace Technology Global (10)	L +	2.75%	5.62%	2/15/2028		1,189	1,130	855	0.00
Razor Holdco, LLC (4)(10)	L +	5.75%	8.75%	10/25/2027		190,244	187,031	186,439	0.83
Red River Technology, LLC (4)(7)(11)	L +	6.00%	9.12%	5/26/2027		149,688	147,658	144,449	0.65
Sabre GLBL, Inc. (6)(9)	SOFR +	4.25%	7.38%	6/30/2028		46,401	45,994	41,725	0.19
TierPoint, LLC (10)	L +	3.75%	6.87%	5/5/2026		15,363	15,297	14,601	0.07
Turing Holdco, Inc. (4)(5)(6)(7)(8)	E +	6.00%	8.46%	8/3/2028		€35,519	38,473	33,888	0.15
Virtusa Corp. (10)	L +	3.75%	6.88%	2/15/2029		42,009	41,834	39,505	0.18
							2,176,329	2,147,823	9.60
Leisure Products
Lew's Intermediate Holdings, LLC (4)(10)	L +	5.00%	7.90%	2/11/2028		25,979	25,806	24,420	0.11
Lucky Bucks, LLC (10)	L +	5.50%	8.31%	7/30/2027		55,825	54,913	42,427	0.19
Motion Finco, LLC (6)(8)	L +	3.25%	6.92%	11/12/2026		22,360	21,685	20,489	0.09
Recess Holdings, Inc. (11)	L +	3.75%	6.56%	9/30/2024		11,982	11,964	11,652	0.05
							114,368	98,988	0.44
Life Sciences Tools & Services
Cambrex Corp. (10)	SOFR +	3.50%	6.63%	12/4/2026		16,689	16,704	16,031	0.07
Curia Global, Inc. (10)	L +	3.75%	6.56%	8/30/2026		45,052	45,053	41,993	0.19
LSCS Holdings, Inc. (9)	L +	4.50%	8.17%	12/16/2028		18,117	18,033	17,438	0.08
Maravai Intermediate Holdings, LLC (6)(9)	SOFR +	2.55%	3.00%	10/19/2027		1,968	1,987	1,913	0.01
Packaging Coordinators Midco, Inc. (10)	L +	3.75%	7.42%	11/30/2027		13,640	13,610	13,001	0.06
							95,387	90,376	0.40

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (9)	SOFR +	5.25%	8.10%	2/8/2029	$14,793	$14,729	$13,148	0.06%
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027	12,189	11,964	11,669	0.05
Pro Mach Group, Inc. (11)	L +	4.00%	7.12%	8/31/2028	27,460	27,438	26,252	0.12
Titan Acquisition Ltd. (6)(8)	L +	3.00%	5.88%	3/28/2025	18,136	17,695	16,321	0.07
						71,826	67,389	0.30
Marine
Armada Parent, Inc. (4)(7)(10)	L +	5.75%	8.56%	10/29/2027	234,700	230,176	227,588	1.02
Media
Altice Financing S.A. (5)(6)(8)		5.75%	5.75%	8/15/2029	994	1,003	763	0.00
Clear Channel Outdoor Holdings, Inc. (6)(8)	L +	3.50%	6.31%	8/21/2026	33,772	32,954	30,268	0.14
Digital Media Solutions, LLC (6)(10)	L +	5.00%	8.12%	5/25/2026	29,593	29,051	25,906	0.12
McGraw-Hill Education, Inc. (9)	L +	4.75%	7.82%	7/28/2028	28,573	28,330	26,422	0.12
Radiate Holdco, LLC (10)	L +	3.25%	6.37%	9/25/2026	50,587	50,457	46,920	0.21
Terrier Media Buyer, Inc. (8)	L +	3.50%	6.62%	12/17/2026	1,960	1,968	1,841	0.01
Univision Communications, Inc. (10)	L +	3.25%	6.37%	3/15/2026	20,145	20,021	19,166	0.09
						163,784	151,285	0.68
Metals & Mining
American Rock Salt Company, LLC (10)	L +	4.00%	7.12%	6/9/2028	30,612	30,593	28,431	0.13
SCIH Salt Holdings, Inc. (10)	L +	4.00%	6.81%	3/16/2027	45,245	44,982	42,134	0.19
						75,575	70,565	0.32
Oil, Gas & Consumable Fuels
CQP Holdco, LP (9)	L +	3.75%	7.42%	6/5/2028	23,273	23,269	22,499	0.10
Eagle Midstream Canada Finance, Inc. (4)(6)(10)	SOFR +	6.25%	8.96%	8/15/2028	39,515	38,593	38,923	0.17
Freeport LNG Investments, LLLP (9)	L +	3.50%	6.21%	12/21/2028	55,727	55,532	51,727	0.23
KKR Alberta Midsteam FINCE Inc (4)(6)(10)	SOFR +	6.25%	8.96%	8/15/2028	21,498	20,996	21,175	0.09
						138,390	134,323	0.60
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L +	5.50%	8.87%	11/12/2027	69,921	68,481	67,937	0.30
Personal Products
Sunshine Cadence Holdco, LLC (8)	L +	4.25%	7.13%	3/23/2027	39,696	36,797	37,711	0.17
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L +	6.00%	9.12%	4/27/2028	9,089	8,928	8,667	0.04
Jazz Pharmaceuticals, Inc. (6)(9)	L +	3.50%	6.62%	5/5/2028	6,257	6,238	6,060	0.03
Padagis, LLC (4)(6)(9)	L +	4.75%	7.04%	7/6/2028	29,371	29,329	25,699	0.11
Rhea Parent, Inc. (4)(5)(10)	SOFR +	5.75%	9.45%	2/18/2029	205,871	202,116	203,298	0.91
Sharp Midco, LLC (9)	L +	4.00%	7.67%	12/31/2028	5,296	5,284	5,005	0.02
						251,896	248,729	1.11

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	SOFR +	5.25%	8.95%	3/1/2028	$162,998	$161,722	$162,590	0.73%
ALKU, LLC (4)(10)	SOFR +	5.00%	8.70%	3/1/2028	78,805	78,009	78,805	0.35
APFS Staffing Holdings, Inc. (4)(9)	SOFR +	4.00%	6.83%	12/29/2028	7,263	7,246	7,099	0.03
Aqgen Island Holdings, Inc. (9)	L +	3.50%	7.19%	8/2/2028	68,561	68,231	62,562	0.28
Armor Holdco, Inc. (6)(9)	L +	4.50%	8.17%	12/11/2028	3,609	3,577	3,514	0.02
BPPH2 Limited (4)(5)(6)(8)	S +	6.87%	8.56%	3/2/2028	£40,700	55,133	45,649	0.20
Camelot US Acquisition, LLC (6)(11)	L +	3.00%	6.12%	10/30/2026	17,261	17,165	16,729	0.07
Cast & Crew Payroll, LLC (8)	L +	3.50%	6.62%	2/9/2026	14,386	14,387	14,062	0.06
Cast & Crew Payroll, LLC (9)	SOFR +	3.75%	6.78%	12/29/2028	9,141	9,112	8,886	0.04
CFGI Holdings, LLC (4)(7)(10)	L +	5.00%	8.12%	11/1/2027	51,791	50,381	51,164	0.23
Chronicle Bidco, Inc. (4)(7)(10)	L +	6.25%	9.80%	5/18/2029	25,617	24,956	24,608	0.11
Claims Automation Intermediate 2, LLC (4)(7)(10)	L +	4.75%	6.75%	12/16/2027	45,833	44,443	43,773	0.20
Clearview Buyer, Inc. (4)(5)(7)(10)	L +	5.25%	8.92%	8/26/2027	150,870	147,999	147,361	0.66
CoreLogic, Inc. (9)	L +	3.50%	6.63%	6/2/2028	41,242	40,967	31,241	0.14
Deerfield Dakota Holding, LLC (11)	SOFR +	3.75%	6.78%	4/9/2027	91,690	91,212	86,723	0.39
Eliassen Group, LLC (4)(7)(10)	SOFR +	5.75%	9.30%	4/14/2028	66,163	65,248	64,592	0.29
Emerald US, Inc. (6)(8)	L +	3.25%	6.92%	7/12/2028	3,899	3,895	3,773	0.02
Galaxy US Opco, Inc. (6)(9)	SOFR +	4.75%	7.78%	4/29/2029	12,326	12,035	11,617	0.05
Guidehouse, Inc. (4)(5)(10)	L +	5.50%	8.62%	10/16/2028	1,221,387	1,209,411	1,196,959	5.35
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027	99,001	97,241	97,771	0.44
IG Investments Holdings, LLC (4)(5)(7)(10)	L +	6.00%	9.67%	9/22/2028	481,964	473,122	479,330	2.14
Inmar, Inc. (11)	L +	4.00%	7.12%	5/1/2024	44,187	43,954	41,908	0.19
Kaufman Hall & Associates, LLC (4)(7)(10)	L +	5.50%	8.62%	12/14/2028	77,543	75,992	76,181	0.34
Kwor Acquisition, Inc. (4)(7)(10)	L +	5.25%	8.85%	12/22/2028	25,415	24,915	24,171	0.11
Legacy Intermediate, LLC (4)(5)(7)(10)	SOFR +	5.75%	8.74%	2/25/2028	93,132	90,976	91,668	0.41
Mantech International CP (4)(6)(7)(10)	SOFR +	5.75%	8.56%	9/14/2029	797,733	778,175	778,041	3.48
Material Holdings, LLC (4)(5)(7)(10)	L +	5.75%	9.42%	8/19/2027	249,992	245,789	244,827	1.09
Material Holdings, LLC (4)(5)(7)(8)	L +	5.75%	9.02%	8/19/2027	15,267	15,267	14,959	0.07
Minotaur Acquisition, Inc. (8)	SOFR +	5.00%	8.13%	3/27/2026	300,172	292,076	285,940	1.28
National Intergovernmental Purchasing Alliance Co. (8)	SOFR +	3.50%	7.05%	5/23/2025	19,938	19,865	19,340	0.09
Polyconcept Investments B.V. (10)	SOFR +	5.50%	8.53%	5/18/2029	45,000	44,144	42,891	0.19
Sherlock Buyer Corp. (4)(7)(10)	L +	5.75%	9.42%	12/8/2028	13,099	12,692	12,800	0.06
The Dun & Bradstreet Corporation (8)	L +	3.25%	6.33%	2/6/2026	4,840	4,755	4,690	0.02
Thevelia US, LLC (5)(6)(9)	SOFR +	4.00%	7.70%	6/18/2029	34,553	33,074	32,998	0.15
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L +	5.25%	8.13%	6/29/2027	72,247	70,744	71,195	0.32

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
Trinity Partners Holdings, LLC (4)(7)(10)	SOFR +	5.75%	8.21%	12/21/2028	$447,717	$438,659	$437,672	1.96%
Victors CCC Buyer, LLC (4)(7)(10)	SOFR +	5.75%	7.75%	6/1/2029	146,738	143,400	142,908	0.64
VT Topco, Inc. (7)(10)	L +	3.75%	6.87%	8/1/2025	27,503	27,415	26,230	0.12
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	8.32%	11/8/2028	731,752	717,714	713,105	3.19
						5,755,096	5,700,333	25.47
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L +	5.25%	8.92%	5/26/2027	160,725	157,370	158,643	0.71
McCarthy & Stone PLC (4)(5)(6)(8)		7.00%	7.00%	12/16/2025	£20,000	28,025	19,003	0.08
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	9.38%	7/25/2029	85,529	83,783	85,529	0.38
						269,178	263,174	1.18
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028	20,376	19,775	19,936	0.09
Software
2U, Inc. (6)(10)	L +	5.75%	8.87%	12/30/2024	24,010	23,773	23,074	0.10
Anaplan, Inc. (4)(6)(7)(10)	SOFR +	6.50%	9.53%	6/21/2029	596,043	583,583	583,058	2.61
Apex Group Treasury, LLC (6)(9)	L +	3.75%	6.56%	7/27/2028	23,279	23,248	22,231	0.10
Apttus Corp. (10)	L +	4.25%	7.12%	5/8/2028	15,355	15,327	14,204	0.06
Armstrong Bidco Limited (4)(6)(7)(8)	S +	5.75%	7.94%	6/28/2029	£368,840	438,607	392,530	1.75
AxiomSL Group, Inc. (4)(7)(11)	L +	6.00%	9.12%	12/3/2027	78,521	77,113	77,621	0.35
Barracuda Networks, Inc. (9)	SOFR +	4.50%	7.53%	7/6/2029	77,133	74,600	72,772	0.33
Beeline, LLC (4)(7)(10)	SOFR +	5.50%	8.41%	5/2/2029	44,412	43,899	43,617	0.19
BlueCat Networks USA, Inc. (4)(6)(7)(10)	SOFR +	5.75%	8.77%	8/8/2028	68,902	67,320	67,280	0.30
Boxer Parent Company, Inc. (8)	L +	3.75%	6.87%	10/2/2025	53,928	53,763	51,253	0.23
Cloudera, Inc. (9)	L +	3.75%	6.87%	10/8/2028	60,845	59,857	53,696	0.24
Community Brands ParentCo, LLC (4)(5)(7)(10)	SOFR +	5.75%	8.88%	2/24/2028	33,267	32,457	32,367	0.14
Confine Visual Bidco (4)(6)(7)(10)	L +	5.75%	8.74%	2/23/2029	252,786	244,992	244,369	1.09
Connatix Buyer, Inc. (4)(5)(7)(10)	L +	5.50%	8.42%	7/14/2027	111,172	108,879	110,208	0.49
ConnectWise, LLC (9)	L +	3.50%	7.17%	9/29/2028	32,256	32,140	30,240	0.14
Cornerstone OnDemand, Inc. (9)	L +	3.75%	6.87%	10/16/2028	29,687	29,585	25,085	0.11
Delta Topco, Inc. (10)	L +	3.75%	5.84%	12/1/2027	35,153	35,115	31,989	0.14
Diligent Corporation (4)(11)	L +	5.75%	8.63%	8/4/2025	88,650	87,838	86,434	0.39
Discovery Education, Inc. (4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029	473,333	463,543	462,816	2.07
DTI Holdco, Inc. (7)(10)	P +	4.75%	7.78%	4/26/2029	55,440	54,047	52,643	0.24
ECI Macola Max Holding, LLC (6)(10)	L +	3.75%	7.42%	11/9/2027	19,829	19,873	18,838	0.08
EP Purchaser, LLC (9)	L +	3.50%	7.17%	11/6/2028	6,913	6,881	6,762	0.03

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Epicor Software Corp. (10)	L +	3.25%	6.37%	7/30/2027		$43,727	$43,624	$41,097	0.18%
Episerver, Inc. (4)(5)(7)(11)	L +	5.75%	9.42%	4/9/2026		25,164	24,775	23,401	0.10
Experity, Inc. (4)(5)(7)(10)	L +	5.75%	9.42%	2/24/2028		135,258	132,720	132,283	0.59
Flexera Software, LLC (10)	L +	3.75%	6.39%	3/3/2028		18,116	18,105	17,351	0.08
Forterro UK Ltd. (4)(6)(8)	L +	5.50%	5.50%	7/7/2029	Fr.	10,674	10,688	10,554	0.05
Forterro UK Ltd. (4)(6)(7)(8)	E +	5.50%	5.50%	7/7/2029		€42,187	42,093	40,045	0.18
Forterro UK Ltd. (4)(6)(8)	E +	5.50%	6.35%	7/7/2029	SEK	112,563	10,412	9,898	0.04
GI Consilio Parent, LLC (9)	L +	4.00%	7.12%	5/12/2028		47,592	46,688	43,622	0.19
Gigamon Inc. (4)(7)(8)	SOFR +	5.75%	8.77%	3/11/2029		442,371	433,995	422,474	1.89
GovernmentJobs.com, Inc. (4)(7)(10)	L +	5.50%	8.62%	12/1/2028		145,236	141,908	141,310	0.63
GraphPAD Software, LLC (4)(7)(11)	L +	5.50%	8.31%	4/27/2027		23,596	23,241	23,232	0.10
Greeneden U.S. Holdings II, LLC (10)	L +	4.00%	7.12%	12/1/2027		41,416	41,530	39,549	0.18
HS Purchaser, LLC (10)	L +	4.00%	7.13%	11/19/2026		52,563	52,529	48,463	0.22
Hyland Software, Inc. (10)	L +	3.50%	6.62%	7/1/2024		9,877	9,884	9,590	0.04
Idera, Inc. (10)	L +	3.75%	6.32%	3/2/2028		58,022	57,880	54,058	0.24
Imperva, Inc. (11)	L +	4.00%	6.92%	1/12/2026		19,184	19,255	16,249	0.07
ION Trading Finance Ltd. (6)(8)	L +	4.75%	8.42%	4/3/2028		28,080	28,104	26,143	0.12
Ivanti Software, Inc. (10)	L +	4.25%	7.33%	12/1/2027		41,621	41,349	32,623	0.15
Kaseya, Inc. (4)(7)(10)	SOFR +	5.75%	8.29%	6/25/2029		733,231	717,455	717,147	3.20
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	10.17%	2/8/2026		118,077	116,454	116,306	0.52
Lightbox Intermediate, LP (4)(8)	L +	5.00%	8.67%	5/9/2026		38,000	37,130	36,670	0.16
Magnesium BorrowerCo, Inc. (4)(6)(10)	S +	2.19%	7.94%	5/18/2029		£103,411	126,123	114,148	0.51
Magnesium BorrowerCo, Inc. (4)(7)(10)	SOFR +	5.75%	8.88%	5/18/2029		970,174	944,599	953,144	4.26
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L +	3.75%	6.56%	7/31/2028		80,900	79,845	79,129	0.35
Medallia, Inc. (4)(10)	L +	6.75% PIK	9.87%	10/29/2028		193,895	189,975	190,017	0.85
Medallia, Inc. (4)(13)	L +	6.75% PIK	9.87%	10/29/2028		785,932	772,392	770,214	3.44
Mitnick Purchaser, Inc. (9)	SOFR +	4.75%	7.39%	5/2/2029		16,333	16,256	15,455	0.07
Mitratech Holdings, Inc. (4)(5)(10)	L +	3.75%	6.56%	5/18/2028		16,874	16,806	16,114	0.07
Monk Holding Co. (4)(7)(10)	L +	5.50%	6.25%	12/1/2027		30,274	29,146	29,002	0.13
MRI Software, LLC (5)(7)(11)	L +	5.50%	7.96%	2/10/2026		11,257	11,229	10,941	0.05
MRI Software, LLC (5)(7)(11)	L +	5.50%	9.17%	2/10/2026		7,449	7,409	6,931	0.03
Neogames Connect SARL (4)(6)(8)	E +	6.25%	7.44%	5/30/2028		€100,400	101,670	95,543	0.43
Nintex Topco Limited (4)(6)(10)	L +	6.00%	9.67%	11/13/2028		683,124	671,169	662,630	2.96
NortonLifeLock, Inc. (6)(9)	SOFR +	2.00%	2.50%	9/12/2029		31,714	31,556	30,557	0.14
Onex AP Merger Sub, LLC (4)(7)(10)	SOFR +	5.75%	6.83%	4/4/2028		21,739	21,280	21,239	0.09

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L +	3.25%	6.37%	6/25/2028	$9,405	$9,264	$8,980	0.04%
Perforce Software, Inc. (8)	L +	3.75%	6.87%	7/1/2026	15,495	15,479	14,488	0.06
Project Alpha Intermediate Holding, Inc. (8)	L +	4.00%	7.12%	4/26/2024	48,453	48,508	46,780	0.21
Project Leopard Holdings, Inc. (11)	SOFR +	4.25%	6.95%	7/20/2027	4,740	4,740	2,244	0.01
Project Leopard Holdings, Inc. (9)	SOFR +	5.25%	7.83%	7/20/2029	141,000	134,475	126,959	0.57
Proofpoint, Inc. (5)(9)	L +	3.25%	6.32%	8/31/2028	4,889	4,703	4,603	0.02
Quest Software US Holdings, Inc. (6)(9)	SOFR +	4.25%	6.98%	2/1/2029	27,951	27,715	20,824	0.09
Rally Buyer, Inc. (4)(6)(7)(10)	SOFR +	5.75%	6.50%	7/19/2028	115,925	113,012	112,920	0.50
RealPage, Inc. (9)	L +	3.00%	6.12%	4/24/2028	26,790	26,697	25,167	0.11
Relativity ODA, LLC (4)(7)(11)	L +	9.59%	10.59%	5/12/2027	16,717	16,361	16,392	0.07
Rocket Software, Inc. (8)	L +	4.25%	7.37%	11/28/2025	26,337	26,333	25,253	0.11
Rocket Software, Inc. (9)	L +	4.25%	7.37%	11/28/2025	33,073	32,843	31,812	0.14
S2P Acquisition Borrower, Inc. (6)(8)	SOFR +	3.75%	6.78%	8/14/2026	20,320	20,356	19,889	0.09
Sailpoint Technologies, Inc. (4)(7)(10)	SOFR +	6.25%	9.10%	8/15/2029	384,906	376,679	376,526	1.68
Sophia, LP (9)	L +	3.50%	7.17%	10/7/2027	26,847	26,620	25,874	0.12
Sovos Compliance, LLC (9)	L +	4.50%	7.62%	8/11/2028	16,089	16,131	15,381	0.07
Spitfire Parent, Inc. (4)(5)(6)(11)	E +	6.00%	7.86%	3/11/2027	€19,256	22,919	18,487	0.08
Spitfire Parent, Inc. (4)(7)(11)	SOFR +	6.00%	10.23%	3/11/2027	113,919	112,575	111,530	0.50
Stamps.com, Inc. (4)(10)	L +	5.75%	8.38%	10/5/2028	856,410	841,700	839,282	3.75
Stamps.com, Inc. (4)(10)	L +	5.75%	8.38%	10/5/2028	10,073	9,895	9,871	0.04
Surf Holdings, LLC (6)(8)	L +	3.50%	6.67%	3/5/2027	33,684	33,626	32,652	0.15
Symphony Technology Group (5)(6)(10)	L +	4.75%	7.87%	7/27/2028	69,827	69,236	63,263	0.28
Symphony Technology Group (5)(6)(9)	L +	3.75%	6.36%	3/1/2029	33,863	33,572	30,979	0.14
Tegra118 Wealth Solutions, Inc. (4)(8)	L +	4.00%	6.96%	2/18/2027	3,935	3,957	3,787	0.02
The NPD Group L.P. (4)(7)(10)	L +	5.75%	8.87%	11/9/2028	690,517	674,813	682,563	3.05
The NPD Group L.P. (4)(10)	L +	6.25%	8.76%	12/1/2028	879,715	862,625	862,120	3.85
The Ultimate Software Group, Inc. (9)	L +	3.25%	5.54%	5/4/2026	35,444	35,334	33,819	0.15
Triple Lift, Inc. (4)(7)(10)	SOFR +	5.75%	9.61%	5/8/2028	76,165	74,741	75,227	0.34
Veritas US, Inc. (6)(11)	L +	5.00%	8.67%	9/1/2025	20,513	20,581	16,393	0.07
Virgin Pulse, Inc. (10)	L +	4.00%	7.12%	4/6/2028	42,128	41,795	36,932	0.17
Vision Solutions, Inc. (10)	L +	4.00%	6.78%	4/24/2028	48,386	48,262	42,741	0.19
						11,431,260	11,233,952	50.20

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.18%	7.18%	5/3/2026	$36,866	$36,342	$36,866	0.16%
EG America, LLC (6)(9)	L +	4.25%	7.92%	3/31/2026	22,902	22,747	21,451	0.10
EG Dutch Finco BV (6)(8)	L +	4.00%	7.67%	2/7/2025	35,329	35,107	33,054	0.15
Petco Health and Wellness Comp (10)	L +	3.25%	6.92%	3/3/2028	4,870	4,860	4,612	0.02
PetSmart, Inc. (5)(10)	L +	3.75%	6.87%	2/11/2028	3,262	3,237	3,098	0.01
Runner Buyer, Inc. (10)	L +	5.50%	8.57%	10/20/2028	77,610	76,157	53,034	0.24
						178,449	152,116	0.68
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	SOFR +	6.75%	9.93%	2/28/2026	46,010	46,083	44,170	0.20
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L +	7.00%	9.88%	7/15/2027	26,325	25,793	24,219	0.11
S&S Holdings, LLC (9)	L +	5.00%	7.78%	3/11/2028	6,445	6,329	6,236	0.03
						32,122	30,455	0.14
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L +	3.25%	6.06%	1/31/2028	34,316	33,832	31,039	0.14
Icebox Holdco III, Inc. (7)(9)	L +	3.75%	7.42%	12/22/2028	19,992	19,810	18,543	0.08
LBM Acquisition, LLC (10)	L +	3.75%	7.12%	12/17/2027	55,566	55,230	48,773	0.22
Park River Holdings, Inc. (10)	L +	3.25%	5.53%	12/28/2027	69,189	68,133	59,070	0.26
Porcelain Acquisition Corp. (4)(7)(11)	L +	5.75%	9.42%	4/1/2027	83,149	81,081	82,511	0.37
Specialty Building Products Holdings, LLC (9)	L +	3.25%	6.30%	10/15/2028	30,162	30,104	27,287	0.12
SRS Distribution, Inc. (9)	SOFR +	3.50%	6.31%	6/2/2028	66,851	66,521	61,786	0.28
The Cook & Boardman Group, LLC (11)	SOFR +	5.75%	8.48%	10/18/2025	35,502	34,795	33,328	0.15
						389,505	362,337	1.62
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L +	4.75%	7.04%	4/6/2028	46,050	45,462	42,309	0.19
Capstone Logistics, LLC (4)(11)	L +	4.75%	7.87%	11/12/2027	22,288	22,352	21,843	0.10
Enstructure LLC (4)(7)(11)	SOFR +	6.56%	9.71%	5/25/2029	79,972	77,825	78,961	0.35
First Student Bidco, Inc. (9)	L +	3.00%	6.64%	7/21/2028	13,708	13,623	12,725	0.06
Frontline Road Safety, LLC (4)(10)	L +	5.75%	8.44%	5/3/2027	171,204	168,665	163,072	0.73
Helix TS, LLC (4)(7)(10)	L +	5.75%	8.56%	8/4/2027	147,611	145,668	145,596	0.65
Italian Motorway Holdings S.à.r.l (4)(6)(8)	E +	5.25%	5.25%	4/28/2029	€236,429	242,511	223,250	1.00
Liquid Tech Solutions Holdings, LLC (4)(10)	L +	4.75%	8.92%	3/20/2028	19,181	19,104	18,510	0.08
Roadsafe Holdings, Inc. (4)(7)(11)	L +	5.75%	9.50%	1/31/2029	118,712	116,464	116,748	0.52
Safety Borrower Holdings LP (4)(5)(7)(11)	L +	5.25%	8.50%	9/1/2027	46,753	46,383	46,260	0.21
Sam Holding Co, Inc. (4)(7)(11)	L +	5.50%	9.50%	9/24/2027	169,766	166,410	167,272	0.75
TRP Infrastructure Services, LLC (4)(7)(11)	L +	5.50%	8.62%	7/9/2027	73,144	71,876	67,526	0.30
						1,136,344	1,104,072	4.93

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR +	4.00%	7.55%	12/17/2027		$51,860	$51,691	$49,020	0.22%
Total First Lien Debt							44,901,859	43,902,022	196.18%
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp. (4)(5)(10)	L +	7.63%	10.69%	5/25/2029		44,520	43,965	43,073	0.19
Peraton Corp. (10)	L +	7.75%	10.57%	2/1/2029		53,508	52,869	50,899	0.23
							96,834	93,972	0.42
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L +	7.25%	10.37%	9/1/2027		33,015	32,466	30,539	0.14
Wwex Uni Topco Holdings, LLC (10)	L +	7.00%	9.25%	7/26/2029		33,000	32,589	29,948	0.13
							65,054	60,486	0.27
Capital Markets
The Edelman Financial Engines Center, LLC (8)	L +	6.75%	9.87%	7/20/2026		14,000	13,895	12,460	0.06
Chemicals
Hexion Holdings Corp. (4)(9)	SOFR +	7.44%	10.56%	3/15/2030		55,000	53,588	45,375	0.20
NIC Acquisition Corp. (10)	L +	7.75%	11.42%	12/29/2028		31,500	31,126	24,491	0.11
Pearls Netherlands Bidco (4)(6)(9)	SOFR +	7.25%	10.28%	2/25/2030		42,453	41,371	40,967	0.18
							126,084	110,833	0.50
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.(10)	L +	6.75%	9.87%	3/30/2029		29,464	29,344	27,660	0.12
USIC Holdings, Inc. (5)(10)	L +	6.50%	9.62%	5/14/2029		8,594	8,541	7,978	0.04
							37,885	35,638	0.16
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L +	8.75%	11.87%	12/29/2028		43,277	42,580	42,195	0.19
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	7.25%	10.32%	8/31/2029		32,725	32,264	32,192	0.14
							74,844	74,387	0.33
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L +	7.00%	10.07%	12/14/2029		25,000	24,773	23,688	0.11
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc. (4)(5)(9)	L +	6.50%	10.20%	2/16/2030		52,500	51,532	51,188	0.23
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	C +	8.75%	8.75%	7/31/2024	C$	15,800	12,464	10,781	0.05
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S +	7.50%	9.00%	8/19/2029		£65,340	87,363	70,989	0.32
CD&R Artemis UK Bidco Ltd. (4)(6)(9)	L +	7.25%	9.50%	8/19/2029		50,000	46,929	47,156	0.21
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	11.56%	10/15/2027		6,537	6,433	6,488	0.03
							153,189	135,413	0.61

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Health Care Technology
Imprivata, Inc.(4)(9)	SOFR +	6.25%	9.28%	12/1/2028		$44,118	$43,708	$44,338	0.20%
Hotels, Restaurants & Leisure
Mic Glen, LLC (9)	L +	6.75%	9.87%	7/30/2029		19,000	18,947	18,208	0.08
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	10.57%	11/1/2029		24,677	24,452	23,998	0.11
Insurance
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(8)	C +	7.50%	11.00%	3/26/2029	C$	32,694	25,482	21,694	0.10
IT Services
Dcert Buyer, Inc. (8)	L +	7.00%	9.90%	2/19/2029		60,975	61,167	57,164	0.26
Inovalon Holdings, Inc. (4)(5)(10)	L +	10.50%	13.50%	11/25/2033		90,115	87,811	90,115	0.40
							148,978	147,278	0.66
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L +	6.50%	9.31%	8/31/2029		45,977	45,182	44,942	0.20
LSCS Holdings, Inc. (4)(9)	L +	8.00%	11.67%	11/23/2029		40,000	39,458	36,400	0.16
Phoenix Newco, Inc. (4)(6)(9)	L +	6.50%	9.62%	11/15/2029		52,153	51,194	50,980	0.23
							135,833	132,322	0.59
Media
Houghton Mifflin, LLC (4)(7)(9)	SOFR +	8.50%	11.53%	4/8/2030		80,500	78,607	75,077	0.34
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L +	7.25%	10.92%	12/31/2029		31,500	30,786	29,925	0.13
Professional Services
Aqgen Island Holdings, Inc. (5)(6)(9)	L +	6.50%	8.81%	8/2/2029		34,508	34,189	31,230	0.14
Celestial Saturn Parent, Inc. (9)	L +	6.50%	9.63%	6/4/2029		134,488	133,319	92,125	0.41
Deerfield Dakota Holding, LLC (4)(10)	L +	6.75%	9.87%	4/7/2028		29,650	29,566	28,835	0.13
Thevelia US, LLC (4)(6)(9)	SOFR +	6.75%	10.45%	6/17/2030		182,046	176,783	179,315	0.80
VT Topco, Inc. (10)	L +	6.75%	9.87%	7/31/2026		35,500	35,363	34,368	0.15
							409,219	365,873	1.63
Software
Apex Group Treasury, LLC (4)(6)(9)	L +	6.75%	10.42%	7/27/2029		28,153	28,082	28,294	0.13
Cloudera, Inc. (4)(9)	L +	6.00%	9.12%	10/8/2029		66,697	66,208	56,692	0.25
HS Purchaser, LLC (10)	SOFR +	6.75%	9.88%	11/19/2027		71,000	71,112	68,515	0.31
Human Security, Inc. (4)(7)(11)	SOFR +	6.75%	9.80%	7/22/2027		50,000	49,166	48,250	0.22
Idera, Inc. (4)(10)	L +	6.75%	9.32%	3/2/2029		30,331	30,240	27,601	0.12
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L +	6.50%	9.31%	7/30/2029		31,950	31,571	31,151	0.14
Mitratech Holdings, Inc. (4)(10)	L +	6.75%	9.56%	5/18/2029		18,000	17,936	17,280	0.08
Proofpoint, Inc. (5)(9)	L +	6.25%	9.32%	8/31/2029		72,231	72,015	70,064	0.31

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Software (continued)
Symphony Technology Group (6)(10)	L +	8.25%	11.37%	7/27/2029	$91,647	$90,519	$84,620	0.38%
Virgin Pulse, Inc. (10)	L +	7.25%	10.37%	4/6/2029	27,000	26,835	22,680	0.10
Vision Solutions, Inc. (5)(10)	L +	7.25%	10.03%	4/23/2029	88,534	88,097	74,784	0.33
						571,781	529,932	2.37
Trading Companies & Distributors
Icebox Holdco III, Inc. (4)(9)	L +	6.75%	10.42%	12/21/2029	14,000	13,872	13,090	0.06
Transportation Infrastructure
Drive Chassis Holdco, LLC (8)	L +	6.75%	9.18%	4/10/2026	112,039	111,178	111,619	0.50
Total Second Lien Debt						2,256,935	2,111,420	9.44
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L +	6.50%	9.28%	10/23/2034	3,000	3,000	2,547	0.01
AIMCO CLO Series 2015-A (5)(6)(8)	L +	6.60%	9.11%	10/17/2034	7,450	7,450	6,160	0.03
Allegro CLO Ltd. (4)(5)(6)(8)	L +	7.00%	9.74%	1/19/2033	3,895	3,858	3,434	0.02
Apidos CLO XXXIII (4)(5)(6)(8)	L +	5.95%	8.66%	7/20/2034	8,500	8,500	7,190	0.03
Apidos CLO XXXIII (5)(6)(8)	L +	6.35%	9.13%	10/24/2034	5,000	4,954	4,298	0.02
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L +	6.50%	9.28%	1/25/2034	9,000	9,000	7,343	0.03
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L +	6.25%	8.96%	10/20/2034	7,750	7,750	6,423	0.03
Ares LXI CLO, Ltd. (5)(6)(8)	L +	6.75%	9.46%	10/28/2034	7,000	6,935	5,965	0.03
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L +	6.60%	9.31%	1/20/2035	7,000	6,934	6,136	0.03
Barings CLO, Ltd. (4)(6)(8)	L +	6.65%	9.16%	1/18/2035	7,200	7,200	5,966	0.03
Barings CLO, Ltd. (4)(6)(8)	L +	6.25%	8.76%	7/15/2034	6,000	6,000	5,047	0.02
Benefit Street Partners CLO XXII (4)(5)(6)(8)	L +	6.75%	9.26%	7/15/2034	6,500	6,500	5,617	0.03
Benefit Street Partners CLO XXI (4)(6)(8)	L +	6.75%	9.26%	10/15/2034	3,000	2,971	2,551	0.01
BlueMountain CLO XXIX Ltd (4)(6)(8)	L +	6.86%	9.64%	7/25/2034	2,750	2,685	2,348	0.01
Broad River Ltd 2020-1 (4)(6)(8)	L +	6.50%	9.21%	7/20/2034	7,000	6,946	5,935	0.03
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L +	6.25%	8.96%	7/20/2034	7,000	7,000	5,982	0.03
Carval CLO V-C, LTD. (4)(5)(6)(8)	L +	7.33%	9.26%	10/15/2034	8,000	7,925	6,851	0.03
Carval CLO VI-C Ltd. (4)(6)(8)	L +	7.33%	8.73%	4/21/2034	8,750	8,665	8,226	0.04
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L +	6.80%	9.31%	10/16/2034	8,000	8,000	6,789	0.03
CIFC Funding 2022-V, Ltd. (4)(6)(8)	L +	7.55%	10.06%	7/16/2033	10,000	9,902	9,598	0.04
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L +	6.15%	9.34%	8/20/2034	8,000	8,000	6,672	0.03
Eaton Vance CLO 2019-1 Ltd (4)(5)(6)(8)	L +	6.50%	9.01%	4/15/2031	3,750	3,754	3,302	0.01
Elmwood CLO 16, Ltd. (4)(6)(8)	L +	7.22%	8.72%	4/20/2034	6,000	5,941	5,650	0.03
Elmwood CLO III, Ltd. (4)(6)(8)	L +	6.50%	9.01%	10/20/2034	3,500	3,500	2,950	0.01
Elmwood CLO VI, Ltd. (6)(8)	L +	6.50%	9.01%	10/20/2034	4,000	4,000	3,395	0.02
Flatiron RR CLO 22, LLC (5)(6)(8)	L +	6.20%	9.03%	10/15/2034	5,000	5,000	4,287	0.02
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L +	6.61%	9.32%	10/20/2034	12,000	11,890	10,234	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Galaxy 30 CLO, Ltd. (4)(5)(6)(8)	L +	7.00%	9.48%	4/15/2035	$3,000	$2,971	$2,797	0.01%
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L +	5.95%	9.48%	10/25/2031	4,000	3,947	3,377	0.02
GoldenTree Loan Management US Clo 8 Ltd. (4)(6)(8)	L +	7.25%	8.29%	4/20/2034	6,500	6,440	6,101	0.03
GoldenTree Loan Management US Clo 12 Ltd. (4)(5)(6)(8)	L +	6.15%	8.86%	10/20/2034	6,200	6,200	5,222	0.02
Gulf Stream Meridian 1, Ltd. (4)(5)(6)(8)	L +	6.75%	9.26%	4/15/2034	1,000	958	840	0.00
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L +	6.75%	9.26%	7/15/2034	3,500	3,488	2,990	0.01
Gulf Stream Meridian 7, Ltd. (4)(5)(6)(8)	L +	6.90%	9.18%	7/15/2035	5,000	4,952	4,493	0.02
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L +	6.95%	10.02%	1/30/2035	9,500	9,321	8,220	0.04
HPS Loan Management 15-2019 Ltd (4)(5)(6)(8)	L +	6.80%	9.31%	1/22/2035	4,000	3,962	3,450	0.02
Jamestown CLO XIV, Ltd. (5)(6)(8)	L +	7.20%	9.91%	10/20/2034	10,000	9,814	8,672	0.04
Kayne CLO III, Ltd. (4)(5)(6)(8)	L +	6.50%	9.01%	4/15/2032	5,000	5,008	4,287	0.02
Magnetite XXXII Ltd (4)(5)(6)(8)	L +	6.90%	7.62%	4/15/2035	5,000	5,000	4,731	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L +	6.75%	9.56%	10/20/2034	6,500	6,500	5,554	0.02
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L +	6.25%	8.96%	10/20/2035	11,000	11,000	9,449	0.04
OCP CLO 2020-22, Ltd. (4)(6)(8)	L +	6.50%	9.21%	10/20/2034	4,250	4,069	3,587	0.02
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L +	6.60%	9.31%	12/2/2034	9,000	8,885	7,574	0.03
Octagon 55, Ltd (4)(6)(8)	L +	6.50%	9.21%	7/20/2034	11,000	10,875	8,997	0.04
Octagon 66, Ltd (4)(6)(8)	L +	7.80%	10.34%	8/16/2033	10,000	9,902	9,615	0.04
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L +	7.13%	9.64%	10/15/2033	5,000	4,978	4,361	0.02
Palmer Square CLO 2015-1, Ltd. (4)(6)(8)	L +	6.50%	9.48%	5/21/2034	2,000	1,908	1,728	0.01
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L +	6.40%	9.41%	11/14/2034	14,500	14,500	12,481	0.06
Park Avenue Institutional Advisers CLO Ltd 2022-1 (4)(5)(6)(8)	L +	7.30%	7.92%	4/20/2035	6,000	5,827	5,547	0.02
Post CLO 2022-1, Ltd. (4)(6)(8)	L +	6.80%	8.96%	4/20/2035	5,000	4,977	4,548	0.02
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L +	6.45%	8.96%	10/15/2034	6,000	6,000	5,124	0.02
PPM CLO 2, Ltd. (4)(5)(6)(8)	L +	6.55%	9.06%	4/16/2032	5,000	5,008	4,159	0.02
PPM CLO 6, Ltd. (5)(6)(8)	L +	6.50%	9.01%	10/18/2034	8,775	8,775	7,394	0.03
PPM CLO, Ltd. (5)(6)(8)	L +	6.50%	9.21%	10/18/2034	4,800	4,800	3,902	0.02
Rad CLO 14, Ltd. (4)(5)(6)(8)	L +	6.50%	9.01%	1/15/2035	6,750	6,750	5,573	0.02
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L +	6.72%	9.49%	10/20/2034	4,000	3,944	3,372	0.02
RR 19, Ltd. (5)(6)(8)	L +	6.50%	9.01%	10/15/2035	3,000	3,000	2,675	0.01
RR 20, Ltd. (4)(6)(8)	L +	7.25%	8.28%	7/15/2037	4,000	3,961	3,644	0.02
Signal Peak 7, Ltd. (4)(6)(8)	L +	6.89%	9.67%	4/30/2032	3,875	3,843	3,369	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L +	6.56%	9.34%	10/25/2034	6,900	6,772	5,578	0.02
Symphony CLO 34-PS, Ltd. (4)(6)(8)	L +	7.56%	10.14%	7/24/2034	7,000	6,930	6,825	0.03
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L +	6.25%	8.98%	7/21/2034	8,000	8,000	6,884	0.03
Vibrant CLO XII, Ltd. (4)(6)(8)	L +	7.11%	10.78%	1/20/2034	2,875	2,850	2,506	0.01
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L +	7.06%	9.57%	7/15/2034	6,250	6,193	5,361	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L +	6.70%	9.21%	7/19/2034	$5,000	$4,906	$4,373	0.02%
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L +	6.70%	9.21%	1/15/2035	8,250	8,095	7,130	0.03
Total Structured Finance Obligations						409,571	357,384	1.60
Unsecured Debt
Health Care Technology
Athenahealth, Inc. (8)		6.50%	6.50%	2/15/2030	7,146	7,146	5,663	0.03
Software
Condor Merger Sub, Inc. (8)		7.38%	7.38%	2/15/2030	14,286	14,286	11,707	0.05
Total Unsecured Debt						21,432	17,370	0.08
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)					2,890,586	4,336	5,984	0.03
Micross Topco, Inc. (4)					116	125	116	0.00
						4,461	6,100	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)					1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)					1,076,923	1,077	1,982	0.01
						2,751	3,784	0.02
Distributors
Box Co-Invest Blocker, LLC (4)					3,308,320	3,308	3,474	0.02
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)					29,194,330	28,735	35,084	0.16
Deneb Ultimate Topco, LLC - Class A Units (4)					4,060	4,060	3,651	0.02
						32,795	38,736	0.17
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)					15,636	13,261	12,616	0.06
Point Broadband Holdings, LLC - Class B Units (4)					833,140	2,375	2,222	0.01
						15,636	14,837	0.07
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)					4,500	4,500	2,520	0.01

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Providers & Services
AVE Holdings I Corp. (4)				12,237,213	$11,870	$11,962	0.05%
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	39,945	0.18
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	5,460	0.02
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units (4)				19,700,000	19,700	18,912	0.08
NC Eve, L.P. - LP Interest (4)(6)				2,500,000	3,398	2,431	0.01
					88,135	84,175	0.38
Health Care Technology
Caerus Midco 2 S.À. R.L - Vehicle Units (4)(6)				4,941,452	4,941	4,941	0.02
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.11
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	58,195	0.26
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	7,930	0.04
Tricor Horizon, LP (4)(6)				14,151,361	14,151	14,151	0.06
Victors CCC Topco, LP (4)				9,600,000	9,600	9,600	0.04
					83,186	89,877	0.40
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,304	0.01
Expedition Holdco, LLC (4)				810,810	810	665	0.00
Knockout Intermediated Holdings I, Inc. (4)				49,020	47,795	48,775	0.22
Lobos Parent, Inc. - Series A Preferred Shares (4)				45,090	43,963	46,443	0.21
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	31,950	0.14
Mimecast Limited (4)(6)				73,213,759	73,214	73,580	0.33
					198,160	202,717	0.91
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238,400	33,725	34,923	0.16
Enstructure LLC (4)				3,783,785	2,806	2,806	0.01
Frontline Road Safety Investments, LLC - Class A Common Units (4)				58,590	6,178	4,685	0.02
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,116	0.00
					43,824	43,530	0.19
Total Equity Investments					507,386	520,378	2.32
Total Investments - non-controlled/non-affiliated					48,097,184	46,908,574	209.60%

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(6)					$719	$2,360	0.01%
Total Equity					719	2,360	0.01
Total Investments - non-controlled/affiliated					719	2,360	0.01
Invesments-controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					180,900	189,945	0.85
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(6)					1,421	1,885	0.01
Total Equity					182,321	191,830	0.86
Total Investments - controlled/affiliated					182,321	191,830	0.86
Investment in Joint Venture
BCRED Emerald JV (6)					1,895,396	1,856,239	8.29
Investment in Joint Venture Total					1,895,396	1,856,239	8.29
Total Investment Portfolio					50,175,620	48,959,003	218.78%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					51,518	51,518	0.23
Other Cash and Cash Equivalents					1,537,474	1,537,473	6.87
Total Portfolio Investments, Cash and Cash Equivalents					$51,764,612	$50,547,994	225.88%

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
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. Variable rate loans typically include an interest reference rate floor feature. As of September 30, 2022, 91.9% of the portfolio at fair value had a base rate floor above zero. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)    The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
(6)    The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets represented 17.1% of total assets as calculated in accordance with regulatory requirements.

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
(7)    Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$32,042	$(2,687)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	57,008	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(215)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	10,867	(63)
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	10,000	(100)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
Alera Group, Inc.	Delayed Draw Term Loan	10/2/2028	9,986	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	518	—
Amerilife Holdings LLC	Revolver	8/31/2028	48,715	(974)
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	77,324	—
AmeriVet Partners Management, Inc.	Revolver	2/25/2028	10,383	—
AmeriVet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	62,485	—
Anaplan, Inc.	Revolver	6/21/2028	53,206	(1,064)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	—
Armstrong Bidco Limited	Delayed Draw Term Loan	6/28/2029	134,039	—
Ascend Buyer, LLC	Revolver	9/30/2027	6,725	—
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	6,618	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	17,283	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	—
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	—
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	14,050	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	57,432	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	4,030	—
Blue Cat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	24,318	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	59,019	—
Caerus US 1, Inc.	Revolver	5/25/2029	41,313	(413)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	6,398	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,752	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	26,770	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	67,275	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	2/11/2028	52,130	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Chronicle Bidco, Inc.	Delayed Draw Term Loan	11/14/2025	20,535	—
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	(87)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2028	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Confine Visual Bidco	Delayed Draw Term Loan	2/23/2029	55,557	(833)
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	11,176	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	70,093	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	25,392	(254)
Cumming Group, Inc.	Revolver	5/26/2027	22,143	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	2,415	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(1,051)
Donuts, Inc.	Delayed Draw Term Loan	5/14/2023	128,295	—
DTI Holdco, Inc.	Revolver	4/26/2027	4,560	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	12,360	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	—
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	11/22/2023	54,432	—
Enstructure LLC	Delayed Draw Term Loan	5/25/2029	18,743	—
ENV Bidco	Delayed Draw Term Loan	7/19/2029	28,642	(3,322)
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(458)
Episerver, Inc.	Revolver	4/9/2026	3,833	(172)
Excelitas Technologies Corp.	Revolver	8/14/2028	8,671	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	29,560	(296)
Experity, Inc.	Revolver	7/22/2027	13,452	(269)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	17,094	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,025	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	16,028	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(475)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	13,265	—
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	67,500	(675)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,720	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	36,000	(360)
Gigamon Inc.	Revolver	3/11/2028	25,774	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	1,822	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	100,000	(1,125)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	—
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	—
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	6,930	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	7,875	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	9,308	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	5,367	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	18,629	(186)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/2/2024	66,394	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	—
Human Security, Inc.	Delayed Draw Term Loan	7/22/2027	50,000	(875)
Icebox Holdco III, Inc.	Delayed Draw Term Loan	12/22/2028	4,157	(249)
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	—
Infostretch Corporation	Revolver	4/1/2028	20,103	(603)

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	47,105	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	806	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	2,384	(30)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	62,909	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	144	(1)
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	38,336	(2,002)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	44,474	(445)
Kaseya, Inc.	Revolver	6/25/2029	48,746	(975)
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	19,840	(198)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	6,106	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	18,452	(185)
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2028	5,137	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	8,659	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Legacy Intermediate, LLC	Revolver	2/25/2028	17,242	(172)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	36,000	(360)
LinQuest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Loar Group, Inc.	Delayed Draw Term Loan	4/1/2024	100,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	7,658	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	186,262	(1,863)
Mantech International CP	Revolver	9/14/2028	93,738	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	15,757	—
Material Holdings, LLC	Revolver	8/17/2027	8,266	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	16,215	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	5,908	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2027	10,277	(103)
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	42,074	(558)
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	52,585	(557)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	10,300	—
MRI Software, LLC	Revolver	2/10/2026	673	—
MRI Software, LLC	Revolver	5/14/2026	6,300	(638)
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	91,911	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	3,135	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	(65)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	84,378	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	—
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	3/2/2028	7,200	—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	401	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(125)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	7,618	—
Plasma Buyer, LLC	Revolver	5/12/2028	14,467	(434)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	56,663	—

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	6/23/2027	2,264	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	2,100	—
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	54,486	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(198)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	24,566	—
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	87,711	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	16,328	—
Profile Products, LLC	Revolver	11/12/2027	12,953	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	5,543	(83)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	9,189	(46)
Project Leopard Holdings, Inc.	Revolver	7/20/2027	13,035	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	9,016	—
Rally Buyer, Inc.	Revolver	7/19/2028	17,745	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	33,121	(331)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	8,766	—
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	4,636	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	6,587	—
Riser Merger Sub, Inc.	Revolver	8/1/2028	24,351	(487)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	8/1/2028	48,701	(487)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	77,680	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	60,474	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Revolver	9/1/2027	2,517	—
Sailpoint Technologies, Inc.	Revolver	8/15/2028	34,083	(682)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	31,600	—
Sam Holding Co, Inc.	Revolver	3/24/2027	19,200	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	5,808	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	9,712	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/1/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	39,902	—
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	113,938	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	51,214	—
SpecialtyCare, Inc.	Revolver	6/18/2026	4,867	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	6,544	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/9/2023	5,533	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	40,781	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	21,601	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	4,068	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	324,396	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,055	(1,277)
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2028	16,410	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	56,115	(1,683)
The NPD Group L.P.	Revolver	12/1/2027	104,910	—

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	6,692	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	—
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	—
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	1,472	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	20,128	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	109,037	(1,090)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	5,942	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	54,346	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
United Mutual Acquisition Holdings, LLC	Revolver	7/15/2028	11,175	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	31,347	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(194)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	794	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	909	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	12,486	(905)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	19,482	—
Specialty Lending Company LLC	LLC Interest		102,600	—
Total Unfunded Commitments			$6,856,537	$(42,160)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of September 30, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of September 30, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of September 30, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of September 30, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of September 30, 2022 was 1.50%.
(14)     For unsettled positions the interest rate does not include the base rate.
(15)    Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2022	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$1,614	$—	$—	$746	$2,360	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	212,400	—	(31,500)	9,045	189,945	12,159
BCRED Emerald JV	—	1,895,396	—	(39,157)	1,856,239	56,606
GSO DL Co-Invest CI LP	1,809	—	—	76	1,885	—
Total Controlled/Affiliated Investments	$214,209	$1,895,396	$(31,500)	$(30,036)	$2,048,069	$68,765

Blackstone Private Credit Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	$10,720	SEK 109,749	10/5/2022	$859
Goldman Sachs Bank USA	$73,136	DKK 560,750	12/14/2022	$(1,031)
Goldman Sachs Bank USA	$55,936	NOK 599,094	12/14/2022	$783
Goldman Sachs Bank USA	$21,634	SEK 243,186	12/14/2022	$(305)

Interest Rate Swaps

Interest Rate Swaps as of September 30, 2022
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024	$435,000	$(19,039)	$1,796	$(18,892)
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024	365,000	(17,659)	(545)	(17,618)
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024	500,000	(25,796)	1,822	(25,657)
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025	500,000	(27,244)	923	(26,993)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000	(37,873)	2,387	(37,703)
Deutsche Bank	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000	(37,548)	2,370	(37,730)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	400,000	(18,081)	—	(17,935)
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	500,000	(22,625)	—	(22,413)
Deutsche Bank	April 2026 UK Bonds	4.87%	SOFR + 2.78%	4/14/2026	£250,000	(28,089)	—	(28,037)
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR + 3.00%	5/3/2027	625,000	(29,160)	—	(25,242)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/27/2025	600,000	(559)	—	(559)
Total Interest Rate Swaps						$(263,674)	$8,753	$(258,777)

(16)     As of September 30, 2022, the Company had investments denominated in Canadian Dollars (C$), Euros (€), British Pounds (£), Swiss Francs (Fr.), Danish Krone (DKK), Swedish Krona (SEK) and Norwegian Krone (NOK).

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(7)(11)	L +	6.00%	7.00%	12/27/2027	$6,619	$6,579	$6,500	0.05%
LinQuest Corp. (4)(7)(10)	L +	5.75%	6.50%	7/28/2028	157,106	153,737	153,516	1.19
Loar Group, Inc. (4)(11)	L +	7.25%	8.25%	10/2/2023	29,422	29,422	29,422	0.23
MAG DS Corp. (11)	L +	5.50%	6.50%	4/1/2027	10,849	10,680	9,981	0.08
Peraton Corp. (10)	L +	3.75%	4.50%	2/1/2028	72,389	72,163	72,543	0.56
Vertex Aerospace Services Corp. (10)	L +	4.00%	4.75%	10/27/2028	22,385	22,293	22,379	0.17
						294,874	294,342	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L +	5.50%	6.25%	6/11/2027	271,064	265,859	268,354	2.09
Livingston International, Inc. (4)(6)(10)	L +	5.50%	6.25%	4/30/2027	105,679	104,902	104,622	0.81
Mode Purchaser, Inc. (4)(11)	L +	6.25%	7.25%	12/9/2026	34,388	33,430	34,388	0.27
R1 Holdings, LLC (4)(7)(11)	L +	6.00%	7.00%	1/2/2026	38,742	38,698	38,742	0.30
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	6.50%	12/31/2028	218,835	213,914	213,878	1.66
SEKO Global Logistics Network, LLC (4)(11)	E +	5.00%	6.00%	12/30/2026	€35,393	40,412	40,295	0.31
SEKO Global Logistics Network, LLC (4)(7)(11)	L +	5.00%	6.00%	12/30/2026	103,543	102,300	103,315	0.80
The Kenan Advantage Group, Inc. (10)	L +	3.75%	4.50%	3/12/2026	19,039	19,034	19,013	0.15
Wwex Uni Topco Holdings, LLC (10)	L +	4.25%	5.00%	7/26/2028	12,681	12,562	12,731	0.10
						831,112	835,338	6.49
Airlines
Air Canada (6)(10)	L +	3.50%	4.25%	8/11/2028	7,819	7,745	7,823	0.06
American Airlines, Inc. (6)(10)	L +	4.75%	5.50%	3/11/2028	7,314	7,248	7,591	0.06
United Airlines, Inc. (6)(10)	L +	3.75%	4.50%	4/21/2028	16,631	16,629	16,728	0.13
						31,622	32,143	0.25
Auto Components
Clarios Global LP (6)(8)	L +	3.25%	3.35%	4/30/2026	6,806	6,809	6,780	0.05
Metis Buyer, Inc. (4)(5)(7)(8) - Revolving Term Loan	L +	3.75%	3.85%	5/4/2028	4,275	4,099	4,221	0.03
Metis Buyer, Inc. (10)	L +	4.00%	4.75%	5/4/2028	49,750	48,510	49,859	0.39
Wheel Pros, Inc. (10)	L +	4.50%	5.25%	4/23/2028	25,906	25,912	25,901	0.20
						85,330	86,761	0.67
Beverages
Arterra Wines Canada, Inc. (6)(10)	L +	3.50%	4.25%	11/24/2027	4,957	4,984	4,970	0.04
Triton Water Holdings, Inc. (9)	L +	3.50%	4.00%	3/18/2028	26,637	26,601	26,387	0.21
						31,585	31,357	0.25

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L +	3.25%	3.75%	4/12/2028	$2,947	$2,934	$2,946	0.02%
CP Atlas Buyer, Inc. (9)	L +	3.75%	4.25%	11/23/2027	31,556	31,560	31,461	0.24
Empire Today, LLC (10)	L +	5.00%	5.75%	3/8/2028	69,572	68,419	68,485	0.53
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L +	6.00%	7.00%	2/26/2027	78,944	77,860	78,550	0.61
Great Day Improvements, LLC (4)(7)(9)	L +	6.25%	6.75%	12/29/2027	245,000	239,342	239,335	1.86
Illuminate Merger Sub Corp. (9)	L +	3.50%	4.00%	6/30/2028	8,000	7,944	7,949	0.06
Jacuzzi Brands, LLC (4)(11)	L +	6.50%	7.50%	2/25/2025	52,938	52,414	52,938	0.41
Kodiak BP, LLC (10)	L +	3.25%	4.00%	2/25/2028	10,389	10,369	10,330	0.08
L&S Mechanical Acquisition, LLC (4)(7)(10)	L +	5.75%	6.50%	9/1/2027	114,795	112,627	112,499	0.88
Latham Pool Products, Inc. (8)	L +	6.00%	6.10%	6/18/2025	105,696	105,247	106,269	0.83
Lindstrom, LLC (4)(11)	L +	6.25%	7.25%	4/7/2025	27,963	27,739	27,963	0.22
Mi Windows and Doors, LLC (10)	L +	3.75%	4.50%	12/18/2027	24,288	24,404	24,425	0.19
Symphony Technology Group (10)	L +	5.00%	5.75%	5/3/2028	63,186	62,591	63,117	0.49
Windows Acquisition Holdings, Inc. (4)(11)	L +	6.50%	7.50%	12/29/2026	62,366	61,321	62,366	0.49
						884,772	888,631	6.91
Capital Markets
Advisor Group Holdings, Inc. (8)	L +	4.50%	4.60%	7/31/2026	17,347	17,392	17,418	0.14
Situs-AMC Holdings Corporation (4)(10)	L +	5.75%	6.50%	12/22/2027	110,000	108,905	108,900	0.85
Superannuation And Investments US, LLC (6)(9)	L +	3.75%	4.25%	9/23/2028	14,364	14,244	14,391	0.11
The Edelman Financial Engines Center, LLC (10)	L +	3.50%	4.25%	3/15/2028	19,880	19,814	19,894	0.15
						160,355	160,602	1.25
Chemicals
Dominion Colour Corporation (4)(6)(7)(11)	L +	8.25% (incl. 2.00% PIK)	9.25%	4/6/2024	35,687	34,449	35,062	0.27
Geon Performance Solutions, LLC (10)	L +	4.75%	5.50%	8/9/2028	7,389	7,336	7,463	0.06
Hyperion Materials & Technologies, Inc. (9)	L +	4.50%	5.00%	8/28/2028	25,252	25,160	25,326	0.20
LSF11 Skyscraper Holdco S.à r.l, LLC (6)(10)	L +	3.50%	4.25%	9/29/2027	19,850	19,758	19,863	0.15
New Arclin US Holding Corp. (6)(7)(9)	L +	3.75%	4.25%	9/21/2028	20,208	20,115	20,209	0.16
NIC Acquisition Corp. (10)	L +	3.75%	4.50%	12/29/2027	13,837	13,824	13,698	0.11
Olympus Water US Holding Corp. (9)	L +	3.75%	4.25%	9/21/2028	10,625	10,598	10,605	0.08
Polymer Additives, Inc. (8)	L +	6.00%	6.13%	7/31/2025	30,420	28,311	29,675	0.23
						159,550	161,901	1.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L +	3.75%	3.84%	2/27/2025	$16,040	$16,025	$15,961	0.12%
Allied Universal Holdco, LLC (9)	L +	3.75%	4.25%	5/12/2028	33,952	33,913	33,884	0.26
Bazaarvoice, Inc. (4)(7)(8)	L +	5.75%	5.85%	5/7/2028	372,166	372,166	372,166	2.90
DG Investment Intermediate Holdings 2, Inc. (10)	L +	3.50%	4.25%	3/17/2028	29,592	29,647	29,620	0.23
Divisions Holding Corp. (10)	L +	4.75%	5.50%	5/29/2028	24,036	23,815	24,126	0.19
EAB Global, Inc. (9)	L +	3.50%	4.00%	6/28/2028	8,000	7,956	7,967	0.06
ECP Gopher Holdings L.P. (11)	L +	3.25%	4.25%	3/6/2025	3,958	3,973	3,721	0.03
Foundational Education Group, Inc. (4)(9)	L +	4.25%	4.75%	8/31/2028	9,143	9,056	9,166	0.07
Garda World Security Corp. (6)(8)	L +	4.25%	4.36%	10/30/2026	29,435	29,511	29,432	0.23
Genuine Financial Holdings, LLC (8)	L +	3.75%	3.85%	7/11/2025	6,938	6,850	6,924	0.05
International SOS The Americas LP (6)(9)	L +	3.75%	4.25%	8/5/2028	2,331	2,309	2,337	0.02
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/15/2027	136,278	132,073	132,067	1.03
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2028	243,525	239,876	241,699	1.88
JSS Holdings, Inc. (4)(11)	L +	6.25%	7.25%	12/17/2028	46,505	45,900	46,157	0.36
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/10/2027	45,655	44,433	44,421	0.35
KPSKY Acquisition, Inc. (4)(7)(10)	L +	5.50%	6.25%	10/19/2028	197,224	193,290	193,280	1.50
MaxGen Energy Services Corporation (4)(11)	L +	4.75%	5.75%	6/2/2027	59,700	58,353	58,208	0.45
Onex Baltimore Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/1/2027	260,796	255,309	255,275	1.99
PECF USS Intermediate Holding III Corp. (9)	L +	4.25%	4.75%	12/15/2028	20,842	20,811	20,891	0.16
Recycle & Resource US, LLC (6)(9)	L +	3.50%	4.00%	7/8/2028	5,219	5,182	5,213	0.04
Revspring, Inc. (8)	L +	4.25%	4.47%	10/11/2025	15,443	15,323	15,501	0.12
Spin Holdco Inc. (10)	L +	4.00%	4.75%	3/1/2028	25,434	25,326	25,547	0.20
The Action Environmental Group, Inc. (4)(7)(12)	L +	6.00%	7.25%	1/16/2026	16,289	15,748	15,668	0.12
TRC Companies, Inc. (9)	L +	3.75%	4.25%	6/21/2024	18,778	18,679	18,711	0.15
TruGreen Limited Partnership (10)	L +	4.00%	4.75%	11/2/2027	5,955	5,990	5,969	0.05
USIC Holdings, Inc. (10)	L +	3.50%	4.25%	5/12/2028	24,938	24,822	24,938	0.19
Veregy Consolidated, Inc. (11)	L +	6.00%	7.00%	11/2/2027	20,584	20,632	20,636	0.16
						1,656,969	1,659,483	12.91
Construction & Engineering
Aegion Corporation (10)	L +	4.75%	5.50%	5/17/2028	23,879	23,814	24,018	0.19
ASP Endeavor Acquisition, LLC (4)(9)	L +	6.50%	7.00%	5/3/2027	35,820	35,183	35,462	0.28
COP Home Services TopCo IV, Inc. (4)(7)(11)	L +	5.00%	6.00%	12/31/2027	128,886	125,700	127,513	0.99
Peak Utility Services Group, Inc. (4)(7)(11)	L +	5.00%	6.00%	2/26/2028	23,622	23,380	23,467	0.18
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	4.50%	5.25%	8/24/2028	42,519	41,196	42,498	0.33
Tutor Perini Corp. (6)(11)	L +	4.75%	5.75%	8/13/2027	2,963	2,992	2,974	0.02
						252,266	255,933	1.99

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC (9)	L +	4.00%	4.50%	10/19/2027	$23,827	$23,913	$23,878	0.19%
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L +	5.75%	6.50%	9/30/2028	77,601	75,982	75,920	0.59
Berlin Packaging, LLC (9)	L +	3.75%	4.25%	3/11/2028	8,544	8,480	8,545	0.07
Charter NEX US, Inc. (10)	L +	3.75%	4.50%	12/1/2027	21,359	21,428	21,431	0.17
Flex Acquisition Co., Inc. (9)	L +	3.50%	4.00%	2/23/2028	8,191	8,173	8,185	0.06
Flex Acquisition Co., Inc. (8)	L +	3.00%	3.13%	6/29/2025	9,475	9,462	9,404	0.07
Graham Packaging Co, Inc. (10)	L +	3.00%	3.75%	8/4/2027	4,963	4,972	4,956	0.04
IBC Capital US, LLC (6)(8)	L +	3.75%	3.97%	9/11/2023	18,513	18,477	18,393	0.14
LABL, Inc. (9)	L +	5.00%	5.50%	10/29/2028	7,143	7,037	7,144	0.06
MAR Bidco Sarl (6)(9)	L +	4.25%	4.75%	4/20/2028	3,806	3,788	3,813	0.03
Pretium PKG Holdings, Inc. (9)	L +	4.00%	4.50%	8/27/2028	18,889	18,439	18,878	0.15
ProAmpac PG Borrower, LLC (10)	L +	3.75%	4.50%	11/3/2025	30,050	30,103	30,121	0.23
TricorBraun Holdings, Inc. (9)	L +	3.25%	3.75%	3/3/2028	13,067	13,011	12,991	0.10
Trident TPI Holdings, Inc. (7)(11)	L +	3.25%	4.25%	10/17/2024	13,886	13,875	13,907	0.11
Trident TPI Holdings, Inc. (9)	L +	4.00%	4.50%	7/29/2028	7,433	7,426	7,440	0.06
						240,652	241,124	1.88
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	6.25%	12/10/2028	34,800	34,110	34,104	0.27
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	7.25%	10/17/2025	5,925	5,827	5,880	0.05
Dana Kepner Company, LLC (4)(11)	L +	6.25%	7.25%	12/29/2026	14,850	14,601	14,887	0.12
Genuine Cable Group, LLC (4)(6)(7)(10)	L +	5.75%	6.50%	11/2/2026	22,695	22,079	22,239	0.17
Marcone Yellowstone Buyer, Inc. (7)(10)	L +	5.50%	6.25%	12/23/2028	83,636	81,696	81,696	0.64
NDC Acquisition Corp. (4)(11)	L +	5.75%	6.75%	3/9/2027	22,331	21,801	22,108	0.17
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L +	5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L +	7.50%	8.50%	11/13/2024	56,508	55,192	55,378	0.43
Tailwind Colony Holding Corporation (4)(11)	L +	6.25%	7.25%	11/13/2024	11,961	11,740	11,591	0.09
Unified Door & Hardware Group, LLC (4)(11)	L +	6.25%	7.25%	6/30/2025	53,486	52,614	53,218	0.41
						299,793	301,281	2.35

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	6.25%	7/20/2028	$968,124	$959,067	$968,124	7.53%
Dreambox Learning Holding LLC (4)(10)	L +	6.25%	7.00%	12/1/2027	135,213	132,360	132,509	1.03
eResearchTechnology, Inc. (11)	L +	4.50%	5.50%	2/4/2027	28,103	28,220	28,234	0.22
Go Car Wash Management Corp. (4)(7)(11)	L +	5.75%	6.75%	12/31/2026	44,291	42,789	42,744	0.33
KUEHG Corp. (11)	L +	3.75%	4.75%	2/21/2025	22,830	22,577	22,417	0.17
LAH Borrower, LL (4)(6)(10)	L +	5.75%	6.50%	10/12/2027	9,250	9,071	9,215	0.07
Learning Care Group (11)	L +	3.25%	4.25%	3/13/2025	19,838	19,548	19,491	0.15
Loyalty Ventures, Inc. (9)	L +	4.50%	5.00%	11/3/2027	9,375	9,189	9,355	0.07
Pre-Paid Legal Services, Inc. (9)	L +	3.75%	4.25%	5/1/2025	23,239	23,007	23,133	0.18
Weld North Education, LLC (9)	L +	3.75%	4.25%	12/21/2027	24,271	24,271	24,307	0.19
						1,270,100	1,279,529	9.94
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L +	5.75%	6.50%	4/30/2028	166,707	163,558	165,040	1.28
Lereta, LLC (10)	L +	5.25%	6.00%	7/27/2028	34,635	34,309	34,664	0.27
Mitchell International, Inc. (9)	L +	3.75%	4.25%	10/15/2028	38,979	38,694	38,809	0.30
Sedgwick Claims Management Services, Inc. (6)(11)	L +	4.25%	5.25%	9/3/2026	2,450	2,474	2,457	0.02
Sedgwick Claims Management Services, Inc. (6)(8)	L +	3.25%	3.35%	12/31/2025	7,961	7,937	7,909	0.06
SelectQuote, Inc. (4)(7)(10)	L +	5.00%	5.75%	11/5/2024	277,963	275,701	277,079	2.16
						522,673	525,958	4.09
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L +	3.69%	3.81%	1/31/2026	5,050	5,056	5,016	0.04
Numericable US, LLC (6)(8)	L +	4.00%	4.12%	8/14/2026	23,829	23,851	23,745	0.18
Point Broadband Acquisition, LLC (4)(7)(11)	L +	6.00%	7.00%	10/1/2028	162,000	157,216	157,037	1.22
						186,123	185,798	1.44
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.50%	6.50%	3/26/2027	48,950	47,785	48,332	0.38
Electrical Equipment
Emergency Power Holdings, LLC (4)(7)(11)	L +	5.50%	6.50%	8/17/2028	195,000	190,778	190,539	1.48
Madison IAQ, LLC (9)	L +	3.25%	3.75%	6/16/2028	6,989	6,956	6,992	0.05
Radwell International, LLC (4)(6)(7)(10)	L +	5.50%	6.25%	7/13/2027	348,034	346,642	346,861	2.70
Relay Purchaser, LLC (4)(7)(10)	L +	6.00%	6.75%	8/30/2028	200,000	195,928	197,214	1.53
Shoals Holdings, LLC (4)(11)	L +	3.25%	4.25%	11/25/2026	11,377	11,140	11,434	0.09
						751,443	753,040	5.85

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(7)(11)	L +	6.00%	7.00%	12/23/2026	$35,496	$34,857	$34,858	0.27%
ConvergeOne Holdings, Inc. (7)(8)	L +	5.00%	5.10%	1/4/2026	31,765	28,772	29,603	0.23
CPI International, Inc. (11)	L +	3.25%	4.25%	7/26/2024	8,977	8,991	8,980	0.07
Infinite Bidco, LLC (9)	L +	3.75%	4.25%	2/24/2028	21,831	21,806	21,797	0.17
Ingram Micro, Inc. (9)	L +	3.50%	4.00%	3/31/2028	3,980	3,942	3,986	0.03
						98,369	99,224	0.77
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L +	7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	10,668	10,058	10,482	0.08
EnergySolutions, LLC (11)	L +	3.75%	4.75%	5/9/2025	11,270	11,255	11,270	0.09
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	7.25%	9/10/2025	22,793	21,815	22,793	0.18
						43,128	44,544	0.35
Entertainment
CE Intermediate I, LLC (4)(9)	L +	4.00%	4.50%	11/10/2028	7,778	7,701	7,729	0.06
Herschend Entertainment Co, LLC (9)	L +	3.75%	4.25%	8/27/2028	5,306	5,255	5,306	0.04
Recorded Books, Inc. (8)	L +	4.00%	4.10%	8/29/2025	15,615	15,631	15,623	0.12
						28,588	28,658	0.22
Food Products
CHG PPC Parent, LLC (9)	L +	3.00%	3.50%	11/16/2028	7,339	7,303	7,326	0.06
Quantum Bidco, Ltd. (6)(8)	S +	6.00%	6.11%	2/5/2028	£18,500	24,474	24,712	0.19
Snacking Investments US, LLC (6)(11)	L +	4.00%	5.00%	12/18/2026	4,975	5,005	4,984	0.04
						36,782	37,022	0.29
Health Care Equipment & Supplies
CPI Holdco, LLC (4)(7)(10)	L +	5.50%	6.25%	11/1/2028	265,496	258,989	258,905	2.01
GCX Corporation Buyer, LLC (4)(7)(10)	L +	5.50%	6.25%	9/13/2027	197,505	193,079	192,880	1.50
Mozart Borrower LP (9)	L +	3.25%	3.75%	9/20/2028	30,000	29,171	30,027	0.23
Resonetics, LLC (10)	L +	4.00%	4.75%	4/28/2028	18,666	18,616	18,689	0.15
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L +	3.75%	4.50%	10/2/2026	18,726	18,778	18,821	0.15
TecoStar Holdings, Inc. (11)	L +	3.50%	4.50%	5/1/2024	20,799	20,703	19,852	0.15
						539,336	539,175	4.19
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(7)(10)	L +	5.50%	6.25%	8/2/2028	202,967	198,052	199,981	1.56
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.25%	7.25%	5/7/2027	43,521	42,636	42,961	0.33
ADMI Corp. (9)	L +	3.50%	4.00%	12/23/2027	15,586	15,514	15,582	0.12
AHP Health Partners, Inc. (9)	L +	3.50%	4.00%	8/4/2028	4,725	4,703	4,732	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
AMGH Holding Corp. (11)	L +	4.25%	5.25%	3/14/2025		$11,762	$11,768	$11,735	0.09%
Canadian Hospital Specialties Ltd. (4)(6)(7)(11)	L +	4.25%	5.25%	4/14/2028	C$	41,781	32,404	32,351	0.25
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25%	7.00%	12/21/2028		464,809	454,639	454,595	3.54
CHG Healthcare Services, Inc. (9)	L +	3.50%	4.00%	9/29/2028		8,978	8,938	8,990	0.07
Covenant Surgical Partners, Inc. (8)	L +	4.00%	4.10%	7/1/2026		2,975	2,931	2,946	0.02
Cross Country Healthcare, Inc. (4)(10)	L +	5.75%	6.50%	6/8/2027		113,594	111,423	112,458	0.87
DCA Investment Holdings, LLC (4)(7)(10)	L +	6.25%	7.00%	3/12/2027		36,706	36,191	36,297	0.28
Epoch Acquisition, Inc. (4)(11)	L +	6.75%	7.75%	10/4/2024		29,421	29,421	29,421	0.23
GC EOS Buyer, Inc. (8)	L +	4.50%	4.60%	8/1/2025		2,003	1,993	2,003	0.02
Global Medical Response, Inc. (11)	L +	4.25%	5.25%	10/2/2025		21,619	21,698	21,560	0.17
Gordian Medical, Inc. (10)	L +	6.25%	7.00%	3/29/2027		66,833	64,778	66,554	0.52
Heartland Dental, LLC (8)	L +	4.00%	4.10%	4/30/2025		15,057	14,999	15,054	0.12
ICS US Holdings, Inc. (6)(9)	L +	5.25%	5.75%	6/8/2028		35,000	33,250	33,250	0.26
Jayhawk Buyer, LLC (4)(11)	L +	5.00%	6.00%	10/15/2026		204,293	200,666	202,250	1.57
LifePoint Health, Inc. (8)	L +	3.75%	3.85%	11/16/2025		10,000	10,018	10,005	0.08
Midwest Physician Administrative Services, LLC (10)	L +	3.25%	4.00%	3/5/2028		6,377	6,350	6,348	0.05
National Mentor Holdings, Inc. (7)(10)	L +	3.75%	4.50%	2/18/2028		11,320	11,038	10,943	0.09
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	6.25%	7/16/2027		375,002	371,541	373,127	2.90
Odyssey Holding Company, LLC (4)(11)	L +	5.75%	6.75%	11/16/2025		68,328	67,902	68,328	0.53
Onex TSG Intermediate Corp. (6)(10)	L +	4.75%	5.50%	2/28/2028		15,257	15,044	15,273	0.12
Padagis, LLC (6)(9)	L +	4.75%	5.25%	6/30/2028		10,371	10,296	10,338	0.08
Pathway Vet Alliance, LLC (8)	L +	3.75%	3.85%	3/31/2027		1,985	1,983	1,981	0.02
PetVet Care Centers, LLC (10)	L +	3.50%	4.25%	2/14/2025		31,505	31,530	31,540	0.25
Phoenix Guarantor, Inc. (8)	L +	3.25%	3.35%	3/5/2026		4,754	4,759	4,730	0.04
Phoenix Guarantor, Inc. (8)	L +	3.50%	3.60%	3/5/2026		8,086	8,086	8,064	0.06
Pluto Acquisition I, Inc. (8)	L +	4.00%	4.18%	6/22/2026		398	398	397	0.00
PSKW Intermediate, LLC (4)(11)	L +	6.25%	7.25%	3/9/2026		22,106	22,106	22,106	0.17
Radnet, Inc. (6)(10)	L +	3.00%	3.75%	4/22/2028		4,912	4,890	4,918	0.04
Reverb Buyer, Inc. (7)(9)	L +	3.50%	4.00%	11/1/2028		8,592	8,546	8,594	0.07
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	6.50%	12/23/2028		398,136	388,413	388,500	3.02
Snoopy Bidco, Inc. (4)(7)(10)	L +	6.00%	6.75%	6/1/2028		396,000	383,095	388,125	3.02
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	6.50%	1/2/2029		132,563	129,011	129,008	1.00
Surgery Centers Holdings, Inc. (6)(10)	L +	3.75%	4.50%	8/31/2026		24,744	24,721	24,767	0.19
The GI Alliance Management, LLC (4)(7)(11)	L +	6.25%	7.25%	11/4/2024		211,618	208,856	209,542	1.63
TTF Holdings, LLC (4)(10)	L +	4.25%	5.00%	3/24/2028		6,551	6,507	6,567	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare, LLC (10)	L +	4.25%	5.00%	12/16/2027	$20,334	$20,333	$20,382	0.16%
U.S. Anesthesia Partners, Inc. (9)	L +	4.25%	4.75%	9/22/2028	29,018	28,878	28,984	0.23
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	6.25%	11/18/2027	131,930	128,607	128,952	1.00
WHCG Purchaser III, Inc. (4)(7)(10)	L +	5.75%	6.50%	6/22/2028	86,559	84,384	84,226	0.66
WP CityMD Bidco, LLC (9)	L +	3.25%	3.75%	11/18/2028	15,000	14,981	15,012	0.12
						3,278,275	3,293,479	25.64
Health Care Technology
athenahealth, Inc. (8)	L +	4.25%	4.40%	2/11/2026	19,188	19,298	19,215	0.15
Edifecs, Inc. (4)(10)	L +	5.50%	6.25%	9/21/2026	123,323	120,934	120,856	0.94
Edifecs, Inc. (4)(11)	L +	7.00%	8.00%	9/21/2026	29,660	29,533	30,549	0.24
FH MD Buyer, Inc. (10)	L +	5.00%	5.75%	6/16/2028	47,381	46,937	47,144	0.37
GI Ranger Intermediate, LLC (4)(7)(10)	L +	6.00%	6.75%	10/29/2028	117,720	115,039	114,970	0.89
Netsmart Technologies, Inc. (10)	L +	4.00%	4.75%	10/1/2027	24,813	24,916	24,900	0.19
NMC Crimson Holdings, Inc. (4)(7)(10)	L +	6.00%	6.75%	3/1/2028	71,173	68,879	69,279	0.54
Project Ruby Ultimate Parent Corp. (10)	L +	3.25%	4.00%	3/3/2028	8,547	8,507	8,549	0.07
Therapy Brands Holdings, LLC (4)(5)(7)(10)	L +	4.00%	4.75%	5/12/2028	6,357	6,328	6,357	0.05
Verscend Holding Corp. (8)	L +	4.00%	4.10%	8/27/2025	20,423	20,486	20,443	0.16
Waystar Technologies, Inc. (8)	L +	4.00%	4.10%	10/22/2026	23,226	23,299	23,236	0.18
						484,157	485,498	3.78
Hotels, Restaurants & Leisure
CEC Entertainment, Inc. (5)(8)		6.75%	6.75%	5/1/2026	79,800	79,780	78,287	0.61
Flynn Restaurant Group LP (9)	L +	4.25%	4.75%	12/1/2028	17,789	17,641	17,609	0.14
IRB Holding Corp. (11)	L +	3.25%	4.25%	12/15/2027	34,705	34,778	34,753	0.27
Tacala Investment Corp. (10)	L +	3.50%	4.25%	2/5/2027	35,473	35,557	35,454	0.28
						167,756	166,104	1.30
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	L +	4.00%	4.50%	6/16/2028	16,024	15,984	16,097	0.13
Instant Brands Holdings, Inc. (10)	L +	5.00%	5.75%	4/12/2028	81,813	80,711	76,904	0.60
						96,694	93,000	0.73
Industrial Conglomerates
Bettcher Industries, Inc. (4)(11)	SOFR +	4.00%	4.12%	12/13/2028	11,316	11,203	11,316	0.09
Engineered Machinery Holdings, Inc. (10)	L +	3.75%	4.50%	5/19/2028	15,525	15,510	15,510	0.12
Excelitas Technologies Corp. (11)	L +	3.50%	4.50%	12/2/2024	22,788	22,813	22,902	0.18
FCG Acquisitions, Inc. (9)	L +	3.75%	4.25%	3/16/2028	23,578	23,590	23,549	0.18
Madison Safety & Flow LLC (8)	L +	3.75%	4.25%	12/14/2028	5,195	5,169	5,201	0.04
Vertical US Newco, Inc. (6)(9)	L +	3.50%	4.00%	7/30/2027	15,650	15,731	15,681	0.12
						94,015	94,160	0.73

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance
Acrisure, LLC (8)	L +	3.50%	3.72%	2/15/2027		$1,985	$1,970	$1,966	0.02%
Acrisure, LLC (9)	L +	3.75%	4.25%	2/15/2027		12,180	12,078	12,180	0.09
Acrisure, LLC (9)	L +	4.25%	4.75%	2/15/2027		6,849	6,799	6,858	0.05
Alera Group, Inc. (4)(7)(10)	L +	5.50%	6.25%	9/30/2028		70,556	69,671	69,642	0.54
Alliant Holdings Intermediate, LLC (8)	L +	3.25%	3.35%	5/9/2025		8,017	8,008	7,947	0.06
Alliant Holdings Intermediate, LLC (9)	L +	3.50%	4.00%	10/8/2027		13,351	13,335	13,354	0.10
AssuredPartners, Inc. (9)	L +	3.50%	4.00%	2/12/2027		30,484	30,255	30,479	0.24
Baldwin Risk Partners, LLC (6)(9)	L +	3.50%	4.00%	10/14/2027		10,448	10,398	10,409	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L +	6.00%	6.75%	8/12/2027		94,500	92,464	92,341	0.72
BroadStreet Partners, Inc. (8)	L +	3.00%	3.10%	1/27/2027		7,919	7,917	7,831	0.06
Foundation Risk Partners Corp. (4)(7)(10)	L +	5.75%	6.50%	10/29/2028		97,144	95,523	95,418	0.74
Galway Borrower, LLC (4)(7)(10)	L +	5.25%	6.00%	9/24/2028		238,194	233,541	233,365	1.82
High Street Buyer, Inc. (4)(7)(10)	L +	6.00%	6.75%	4/14/2028		92,587	90,757	90,519	0.70
Howden Group Holdings Limited (6)(10)	L +	3.25%	4.00%	11/12/2027		14,040	14,011	14,001	0.11
HUB International Limited (10)	L +	3.25%	4.00%	4/25/2025		12,595	12,576	12,610	0.10
HUB International Limited (8)	L +	2.75%	2.87%	4/25/2025		2,969	2,970	2,939	0.02
Integrity Marketing Acquisition, LLC (4)(7)(10)	L +	5.50%	6.25%	8/27/2025		36,854	35,775	36,165	0.28
Integrity Marketing Acquisition, LLC (4)(11)	L +	5.75%	6.75%	8/27/2025		39,758	39,280	39,659	0.31
Jones Deslauriers Insurance Management, Inc. (6)(7)(10)	C +	4.25%	5.00%	3/28/2028	C$	81,932	63,941	64,639	0.50
NFP Corp. (8)	L +	3.25%	3.35%	2/15/2027		9,525	9,506	9,388	0.07
PGIS Intermediate Holdings, LLC (4)(7)(10)	L +	5.50%	6.25%	10/14/2028		64,080	62,478	62,505	0.49
RSC Acquisition, Inc. (4)(5)(6)(7)(10)	L +	5.50%	6.25%	10/30/2026		24,096	23,610	24,034	0.19
SG Acquisition, Inc. (4)(9)	L +	5.00%	5.50%	1/27/2027		100,946	100,383	100,694	0.78
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S +	7.00%	7.05%	8/3/2028		£77,545	102,899	101,517	0.79
Tennessee Bidco Limited (4)(6)(8)	L +	7.00%	7.15%	8/3/2028		194,958	189,838	189,110	1.47
							1,329,987	1,329,568	10.33
Interactive Media & Services
Bungie, Inc. (4)(11)	L +	6.25%	7.25%	8/28/2024		2,500	2,500	2,500	0.02
Cengage Learning, Inc. (11)	L +	4.75%	5.75%	6/29/2026		18,953	18,758	19,028	0.15
MH Sub I, LLC (11)	L +	3.75%	4.75%	9/13/2024		34,088	34,142	34,201	0.27
Project Boost Purchaser, LLC (8)	L +	3.50%	3.60%	6/1/2026		990	990	990	0.01
Project Boost Purchaser, LLC (9)	L +	3.50%	4.00%	6/1/2026		10,468	10,442	10,481	0.08
SurveyMonkey, Inc. (6)(8)	L +	3.75%	3.86%	10/10/2025		6,829	6,823	6,804	0.05
							73,656	74,005	0.58

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L +	6.00%	7.00%	12/29/2026	$113,838	$111,902	$113,268	0.88%
Prodege International Holdings, LLC (4)(7)(10)	L +	5.75%	6.50%	12/15/2027	491,000	479,825	479,737	3.73
Shutterfly, LLC (4)(10)	L +	5.00%	5.75%	9/25/2026	160,969	159,357	159,761	1.24
Wireless Vision, LLC (4)(11)	L +	5.50%	6.50%	12/30/2025	22,715	22,715	22,715	0.18
						773,799	775,483	6.03
IT Services
Ahead DB Holdings, LLC (5)(10)	L +	3.75%	4.50%	10/18/2027	2,596	2,609	2,603	0.02
AI Altius Bidco, Inc. (4)(5)(6)(7)(10)	L +	5.50%	6.25%	12/1/2028	144,577	141,353	141,338	1.10
AI Altius Bidco, Inc. (4)(6)(7)(8)		9.75%	9.75%	12/1/2028	21,205	20,571	20,568	0.16
Dcert Buyer, Inc. (8)	L +	4.00%	4.10%	10/16/2026	13,244	13,263	13,236	0.10
Endurance International Group Holdings, Inc. (10)	L +	3.50%	4.25%	2/10/2028	31,555	31,393	31,333	0.24
Ensono Holdings, LLC (10)	L +	4.00%	4.75%	5/19/2028	41,033	40,949	41,054	0.32
Inovalon Holdings, Inc. (4)(7)(10)	L +	5.75%	6.50%	11/24/2028	931,793	907,468	907,254	7.06
Park Place Technologies, LLC (4)(11)	L +	5.00%	6.00%	11/10/2027	40,362	39,483	40,370	0.31
Razor Holdco, LLC (4)(10)	L +	5.75%	6.50%	10/25/2027	191,200	187,495	187,376	1.46
Red River Technology, LLC (4)(7)(11)	L +	6.00%	7.00%	5/26/2027	150,822	148,448	145,920	1.14
Sabre GLBL, Inc. (6)(9)	L +	3.50%	4.00%	12/17/2027	12,227	12,197	12,089	0.09
TierPoint, LLC (10)	L +	3.75%	4.50%	5/6/2026	19,767	19,658	19,800	0.15
Turing Holdco, Inc. (4)(6)(7)(8)	L +	6.00%	6.13%	8/3/2028	28,975	30,407	30,009	0.23
Virtusa Corp. (10)	L +	3.75%	4.50%	2/11/2028	19,367	19,370	19,452	0.15
						1,614,663	1,612,403	12.53
Leisure Products
Alterra Mountain Company (9)	L +	3.50%	4.00%	8/17/2028	4,988	5,003	4,988	0.04
Lew's Intermediate Holdings, LLC (4)(10)	L +	5.00%	5.75%	1/26/2028	26,202	25,972	26,136	0.20
Lucky Bucks, LLC (6)(10)	L +	5.50%	6.25%	7/21/2027	58,000	56,906	57,130	0.44
Recess Holdings, Inc. (11)	L +	3.75%	4.75%	9/30/2024	19,824	19,800	19,768	0.15
						107,681	108,022	0.83
Life Sciences Tools & Services
Cambrex Corp. (10)	L +	3.50%	4.25%	12/4/2026	15,136	15,199	15,169	0.12
Curia Global, Inc. (10)	L +	3.75%	4.50%	8/30/2026	32,868	32,900	32,950	0.26
LSCS Holdings, Inc. (9)	L +	4.50%	5.00%	12/16/2028	15,748	15,664	15,772	0.12
Maravai Intermediate Holdings, LLC (6)(11)	L +	3.75%	4.75%	10/19/2027	1,978	2,000	1,989	0.02
Packaging Coordinators Midco, Inc. (10)	L +	3.75%	4.50%	11/30/2027	10,694	10,683	10,707	0.08
						76,446	76,588	0.60

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (12)	L +	5.50%	6.75%	8/1/2024	$70,120	$70,206	$68,987	0.54%
ASP Blade Holdings, Inc. (9)	L +	4.00%	4.50%	10/13/2028	5,000	4,973	5,006	0.04
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L +	5.75%	6.75%	7/21/2027	9,912	9,709	9,700	0.08
Phoenix Services Merger Sub, LLC (11)	L +	3.75%	4.75%	3/1/2025	5,938	5,917	5,907	0.05
Pro Mach Group, Inc. (7)(11)	L +	4.00%	5.00%	8/31/2028	16,527	16,505	16,614	0.13
						107,311	106,214	0.84
Marine
Armada Parent, Inc. (4)(7)(10)	L +	5.75%	6.50%	10/29/2027	227,250	222,139	221,985	1.73
Media
Altice Financing S.A. (5)(6)(8)		5.75%	5.75%	8/15/2029	994	1,004	986	0.01
Digital Media Solutions, LLC (6)(10)	L +	5.00%	5.75%	5/24/2026	32,818	32,093	32,633	0.25
McGraw-Hill Education, Inc. (9)	L +	4.75%	5.25%	7/28/2028	28,790	28,514	28,704	0.22
Radiate Holdco, LLC (10)	L +	3.25%	4.00%	9/25/2026	27,000	26,934	26,944	0.21
Terrier Media Buyer, Inc. (8)	L +	3.50%	3.60%	12/17/2026	4,697	4,697	4,681	0.04
Univision Communications, Inc. (10)	L +	3.25%	4.00%	3/15/2026	14,860	14,838	14,912	0.12
						108,079	108,860	0.85
Metals & Mining
American Rock Salt Company, LLC (10)	L +	4.00%	4.75%	6/4/2028	20,895	20,877	20,869	0.16
SCIH Salt Holdings, Inc. (10)	L +	4.00%	4.75%	3/16/2027	29,854	29,802	29,612	0.23
						50,679	50,481	0.39
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L +	6.25%	7.75%	11/26/2024	36,013	35,593	36,013	0.28
Freeport LNG Investments, LLLP (9)	L +	3.50%	4.00%	12/21/2028	4,230	4,190	4,195	0.03
Lucid Energy Group II Borrower, LLC (6)(10)	L +	4.25%	5.00%	11/24/2028	14,988	14,839	14,830	0.12
						54,622	55,038	0.43
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L +	5.50%	6.25%	11/12/2027	115,420	112,583	112,517	0.88
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L +	6.00%	6.75%	4/27/2028	38,680	37,831	38,857	0.30
Jazz Pharmaceuticals, Inc. (6)(9)	L +	3.50%	4.00%	4/21/2028	5,985	5,957	6,015	0.05
Sharp Midco, LLC (4)(9)	L +	4.00%	4.50%	12/14/2028	5,323	5,309	5,329	0.04
						49,097	50,201	0.39

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	L +	5.25%	6.00%	3/1/2028	$164,239	$162,776	$163,418	1.27%
Aqgen Island Holdings, Inc. (9)	L +	3.50%	4.00%	5/20/2028	34,000	33,854	33,915	0.26
Armor Holdco, Inc. (6)(9)	L +	4.50%	5.00%	12/11/2028	3,636	3,600	3,653	0.03
Ascend Performance Materials Operations, LLC (10)	L +	4.75%	5.50%	8/27/2026	4,962	5,034	4,998	0.04
BMC Acquisition, Inc. (11)	L +	5.25%	6.25%	12/28/2024	4,717	4,704	4,699	0.04
BPPH2 Limited (4)(6)(8)	S +	6.75%	6.92%	3/2/2028	40,700	54,988	55,653	0.43
Camelot US Acquisition, LLC (5)(6)(11)	L +	3.00%	4.00%	10/30/2026	4,950	4,967	4,953	0.04
Cast & Crew Payroll, LLC (8)	L +	3.50%	3.60%	2/9/2026	1,985	1,965	1,987	0.02
Cast & Crew Payroll, LLC (9)	L +	3.75%	4.25%	12/9/2028	5,000	4,988	5,009	0.04
CFGI Holdings, LLC (4)(6)(7)(10)	L +	5.25%	6.00%	11/1/2027	145,825	142,379	142,282	1.11
Claims Automation Intermediate 2, LLC (4)(7)(10)	L +	4.75%	5.50%	12/16/2027	45,833	43,702	43,686	0.34
Clearview Buyer, Inc. (4)(7)(10)	L +	5.25%	6.00%	8/26/2027	156,053	152,720	152,520	1.19
Deerfield Dakota Holding, LLC (11)	L +	3.75%	4.75%	4/9/2027	21,998	22,078	22,051	0.17
Emerald US, Inc. (6)(8)	L +	3.25%	3.47%	7/12/2028	3,929	3,925	3,912	0.03
Guidehouse LLP (4)(7)(10)	L +	5.50%	6.25%	10/16/2028	1,210,823	1,199,067	1,198,715	9.33
HIG Orca Acquisition Holdings, Inc. (4)(7)(11)	L +	6.00%	7.00%	8/17/2027	100,569	98,500	98,282	0.76
IG Investments Holdings, LLC (4)(7)(10)	L +	6.00%	6.75%	9/22/2028	596,565	584,680	592,797	4.61
Inmar, Inc. (11)	L +	4.00%	5.00%	5/1/2024	16,004	15,992	16,012	0.12
Kaufman Hall & Associates, LLC (4)(7)(10)	L +	5.50%	6.25%	12/14/2028	78,000	76,254	76,242	0.59
Kwor Acquisition, Inc. (4)(7)(10)	L +	5.25%	6.00%	12/22/2028	89,024	87,530	87,524	0.68
Material Holdings, LLC (4)(7)(10)	L +	5.75%	6.50%	8/19/2027	246,741	241,860	241,539	1.88
Minotaur Acquisition, Inc. (8)	L +	4.75%	4.85%	3/27/2026	18,566	18,560	18,496	0.14
National Intergovernmental Purchasing Alliance Co. (8)	L +	3.50%	3.72%	5/23/2025	5,032	5,010	5,009	0.04
Sherlock Buyer Corp. (4)(7)(8)	L +	5.75%	5.75%	12/8/2028	34,551	33,668	33,660	0.26
Trans Union, LLC (9)	L +	2.25%	2.75%	12/1/2028	8,119	8,098	8,108	0.06
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L +	5.25%	6.00%	6/29/2027	147,943	144,779	144,486	1.12
Trinity Partners Holdings, LLC (4)(7)(10)	L +	5.75%	6.50%	12/21/2028	367,966	359,553	359,517	2.80
VT Topco, Inc. (7)(10)	L +	3.75%	4.50%	8/1/2025	14,552	14,469	14,556	0.11
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	6.25%	11/8/2028	735,429	721,023	720,229	5.60
						4,250,725	4,257,909	33.11
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L +	5.75%	6.75%	5/26/2027	135,721	132,398	135,243	1.05
McCarthy & Stone PLC (5)(6)(8)		7.00%	7.00%	12/16/2025	£20,000	28,004	26,936	0.21
Progress Residential PM Holdings, LLC (4)(7)(10)	L +	6.25%	7.00%	2/16/2028	70,324	68,756	71,027	0.55
						229,158	233,206	1.81
Road & Rail
Gruden Acquisition, Inc. (4)(7)(11)	L +	5.25%	6.25%	7/1/2028	78,593	76,447	76,286	0.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software
2U, Inc. (6)(10)	L +	5.75%	6.50%	11/30/2024	$76,224	$75,188	$76,033	0.59%
Apex Group Treasury, LLC (6)(9)	L +	3.75%	4.25%	7/27/2028	18,393	18,341	18,387	0.14
Apttus Corp. (10)	L +	4.25%	5.00%	4/27/2028	13,467	13,475	13,517	0.11
AxiomSL Group, Inc. (4)(7)(11)	L +	6.00%	7.00%	12/3/2027	79,013	77,385	77,203	0.60
Belfor Holdings, Inc. (4)(8)	L +	3.75%	3.85%	4/6/2026	4,962	4,980	4,974	0.04
Boxer Parent Company, Inc. (8)	L +	3.75%	3.97%	10/2/2025	11,997	11,996	11,937	0.09
Brave Parent Holdings, Inc. (8)	L +	4.00%	4.10%	4/18/2025	2,977	2,978	2,976	0.02
Byjus Alpha, Inc. (6)(10)	L +	5.50%	6.25%	11/5/2026	50,000	49,229	50,729	0.39
Cloudera, Inc. (9)	L +	3.75%	4.25%	8/9/2028	23,556	23,328	23,523	0.18
Connatix Buyer, Inc. (4)(7)(10)	L +	5.50%	6.25%	7/14/2027	113,154	110,466	110,238	0.86
CoreLogic, Inc. (9)	L +	3.50%	4.00%	6/2/2028	14,529	14,480	14,536	0.11
Cornerstone OnDemand, Inc. (9)	L +	3.75%	4.25%	10/16/2028	9,836	9,788	9,820	0.08
Delta Topco, Inc. (10)	L +	3.75%	4.50%	12/1/2027	22,388	22,475	22,440	0.17
Diligent Corporation (4)(11)	L +	5.75%	6.75%	8/4/2025	89,325	88,292	88,655	0.69
ECI Macola Max Holding, LLC (6)(10)	L +	3.75%	4.50%	11/9/2027	30,011	30,072	30,063	0.23
EP Purchaser, LLC (9)	L +	3.50%	4.00%	11/6/2028	6,947	6,918	6,959	0.05
Epicor Software Corp. (10)	L +	3.25%	4.00%	7/30/2027	9,037	9,060	9,041	0.07
Episerver, Inc. (4)(7)(11)	L +	5.50%	6.50%	4/9/2026	25,356	24,884	24,765	0.19
Experity, Inc. (4)(7)(10)	L +	5.50%	6.25%	7/22/2027	76,743	75,165	75,038	0.58
Flexera Software, LLC (10)	L +	3.75%	4.50%	1/26/2028	16,393	16,426	16,425	0.13
GI Consilio Parent, LLC (7)(9)	L +	4.00%	4.50%	4/30/2028	19,192	18,478	19,016	0.15
Gigamon Inc. (10)	L +	3.75%	4.50%	12/27/2024	22,565	22,603	22,610	0.18
GovernmentJobs.com, Inc. (4)(6)(7)(10)	L +	5.50%	6.25%	12/1/2028	145,966	142,065	142,025	1.10
GraphPAD Software, LLC (4)(7)(11)	L +	5.50%	6.50%	4/27/2027	35,804	35,270	35,318	0.27
Greeneden U.S. Holdings II, LLC (10)	L +	4.00%	4.75%	12/1/2027	34,775	34,908	34,938	0.27
HS Purchaser, LLC (10)	L +	4.00%	4.75%	11/19/2026	30,955	30,988	30,909	0.24
Hyland Software, Inc. (10)	L +	3.50%	4.25%	7/1/2024	23,314	23,362	23,431	0.18
Idera, Inc. (10)	L +	3.75%	4.50%	2/4/2028	41,607	41,506	41,626	0.32
Imperva, Inc. (11)	L +	4.00%	5.00%	1/12/2026	19,317	19,404	19,316	0.15
Imprivata, Inc. (9)	L +	3.50%	4.00%	12/1/2027	3,980	3,992	3,982	0.03
ION Trading Finance Ltd. (6)(8)	L +	4.75%	4.97%	3/26/2028	18,310	18,305	18,381	0.14
Ivanti Software, Inc. (10)	L +	4.00%	4.75%	12/1/2027	3,993	3,985	3,979	0.03
Ivanti Software, Inc. (11)	L +	4.75%	5.75%	12/1/2027	14,357	14,328	14,397	0.11
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	7.50%	2/8/2026	118,976	116,974	117,786	0.92
MA FinanceCom, LLC (6)(11)	L +	4.25%	5.25%	6/5/2025	4,936	4,999	5,013	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc. (4)(7)(9)	L +	3.75%	4.25%	7/6/2028	$78,300	$77,094	$77,018	0.60%
Maverick Acquisition, Inc. (4)(5)(7)(11)	L +	6.00%	7.00%	6/1/2027	49,180	48,049	48,526	0.38
Maverick Acquisition, Inc. (5)(10)	L +	3.75%	4.50%	4/28/2028	17,000	16,922	17,032	0.13
Medallia, Inc. (4)(6)(10)	L +	6.75%	7.50%	10/29/2028	677,068	663,808	663,527	5.16
Mic Glen, LLC (9)	L +	3.50%	4.00%	7/21/2028	4,011	3,991	3,990	0.03
Mobileum, Inc. (4)(11)	L +	4.75%	5.75%	8/12/2024	48,574	48,059	48,387	0.38
Monk Holding Co. (4)(7)(10)	L +	5.75%	6.50%	12/1/2027	92,268	89,502	89,533	0.70
MRI Software, LLC (7)(11)	L +	5.50%	6.50%	2/10/2026	13,261	13,185	13,244	0.10
Nintex Topco Limited (4)(6)(10)	L +	5.75%	6.50%	11/13/2028	655,025	642,181	641,925	4.99
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L +	3.25%	4.00%	6/16/2028	9,476	9,314	9,433	0.07
Perforce Software, Inc. (8)	L +	3.75%	3.85%	7/1/2026	11,681	11,674	11,608	0.09
Project Alpha Intermediate Holding, Inc. (8)	L +	4.00%	4.11%	4/26/2024	23,781	23,846	23,848	0.19
Project Leopard Holdings, Inc. (11)	L +	4.75%	5.75%	7/7/2024	25,787	25,843	25,851	0.20
Quest Software US Holdings, Inc. (6)(8)	L +	4.25%	4.38%	5/16/2025	26,966	26,950	26,976	0.21
Relativity ODA, LLC (4)(7)(11)	L +	7.50% PIK	8.50%	5/12/2027	44,197	43,150	43,460	0.34
Rocket Software, Inc. (8)	L +	4.25%	4.35%	11/28/2025	14,840	14,864	14,780	0.11
Rocket Software, Inc. (9)	L +	4.25%	4.75%	11/28/2025	8,292	8,106	8,293	0.06
S2P Acquisition Borrower, Inc. (6)(8)	L +	4.00%	4.10%	8/14/2026	2,970	2,979	2,971	0.02
Sovos Compliance, LLC (6)(7)(9)	L +	4.50%	5.00%	7/29/2028	12,567	12,537	12,623	0.10
SpecialtyCare, Inc. (4)(7)(11)	L +	5.75%	6.75%	6/18/2028	69,276	67,114	67,858	0.53
Spitfire Parent, Inc. (4)(7)(11)	L +	5.50%	6.50%	3/11/2027	106,399	104,361	105,197	0.82
Spitfire Parent, Inc. (4)(11)	L +	5.50%	6.50%	3/11/2027	€19,403	23,040	21,844	0.17
Stamps.com, Inc. (4)(10)	L +	5.75%	6.50%	10/5/2028	860,712	844,090	843,498	6.56
Stamps.com, Inc. (4)(10)	L +	5.75%	6.50%	10/5/2028	10,123	9,922	9,921	0.08
Surf Holdings, LLC (6)(8)	L +	3.50%	3.69%	3/5/2027	6,445	6,449	6,404	0.05
Tegra118 Wealth Solutions, Inc. (8)	L +	4.00%	4.16%	2/18/2027	3,960	3,986	3,967	0.03
The NPD Group L.P. (4)(6)(7)(10)	L +	6.00%	6.75%	12/1/2028	694,734	678,130	677,922	5.27
The Ultimate Software Group, Inc. (9)	L +	3.25%	3.75%	5/4/2026	26,777	26,777	26,682	0.21
Triple Lift, Inc. (4)(7)(10)	L +	5.75%	6.50%	5/6/2028	90,545	88,645	89,354	0.70
University Support Services, LLC (9)	L +	3.25%	3.75%	7/17/2025	10,000	9,950	9,972	0.08
Veritas US, Inc. (6)(11)	L +	5.00%	6.00%	9/1/2025	21,534	21,699	21,561	0.17
Virgin Pulse, Inc. (10)	L +	4.00%	4.75%	4/6/2028	42,447	42,066	41,987	0.33
Vision Solutions, Inc. (10)	L +	4.00%	4.75%	3/4/2028	36,178	36,013	36,178	0.28
						4,960,390	4,965,354	38.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.21%	7.21%	5/3/2026	$36,866	$36,233	$36,405	0.28%
EG America, LLC (6)(9)	L +	4.25%	4.75%	3/10/2026	14,993	14,919	15,115	0.12
Petco Health & Wellness Co, Inc. (10)	L +	3.25%	4.00%	2/24/2028	4,899	4,887	4,899	0.04
PetSmart, Inc. (5)(10)	L +	3.75%	4.50%	2/11/2028	3,287	3,258	3,296	0.03
Runner Buyer, Inc. (10)	L +	5.50%	6.25%	10/20/2028	80,000	78,419	79,200	0.62
						137,715	138,916	1.09
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (8)	L +	5.00%	5.13%	5/1/2024	14,955	14,918	15,001	0.12
Lytx, Inc. (4)(11)	L +	6.75%	7.75%	2/28/2026	46,363	46,453	46,132	0.36
						61,370	61,133	0.48
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L +	7.00%	8.00%	6/30/2027	26,831	26,204	26,429	0.21
S&S Holdings, LLC (9)	L +	5.00%	5.50%	3/4/2028	6,507	6,335	6,517	0.05
						32,540	32,946	0.26
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L +	3.25%	3.75%	2/3/2028	4,975	4,956	4,947	0.04
LBM Acquisition, LLC (10)	L +	3.75%	4.50%	12/17/2027	34,953	34,839	34,694	0.27
Park River Holdings, Inc. (10)	L +	3.25%	4.00%	12/28/2027	35,482	34,625	35,205	0.27
Porcelain Acquisition Corp. (4)(7)(11)	L +	6.00%	7.00%	4/30/2027	71,334	68,594	68,732	0.53
Specialty Building Products Holdings, LLC (6)(9)	L +	3.75%	4.25%	10/15/2028	10,263	10,213	10,254	0.08
SRS Distribution, Inc. (9)	L +	3.75%	4.25%	6/4/2028	28,159	28,044	28,137	0.22
The Cook & Boardman Group, LLC (11)	L +	5.75%	6.75%	10/17/2025	68,817	67,235	67,131	0.52
						248,506	249,099	1.93
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L +	4.75%	5.50%	3/31/2028	48,956	48,202	49,018	0.38
Atlas CC Acquisition Corp. (7)(10)	L +	4.25%	5.00%	4/28/2028	47,568	45,497	47,581	0.37
Capstone Logistics, LLC (7)(11)	L +	4.75%	5.75%	11/12/2027	22,459	22,524	22,511	0.18
First Student Bidco, Inc. (6)(9)	L +	3.00%	3.50%	7/21/2028	5,000	4,976	4,985	0.04
Frontline Road Safety, LLC (4)(7)(10)	L +	5.75%	6.50%	5/3/2027	136,605	134,176	131,482	1.02
Helix TS, LLC (4)(7)(10)	L +	5.75%	6.50%	8/4/2027	108,579	106,542	106,407	0.83
Liquid Tech Solutions Holdings, LLC (4)(10)	L +	4.75%	5.50%	3/19/2028	19,288	19,200	19,288	0.15
Roadsafe Holdings, Inc. (4)(7)(11)	L +	5.75%	6.75%	10/19/2027	90,519	88,772	89,465	0.70
Safety Borrower Holdings LP (4)(7)(11)	L +	5.75%	6.75%	9/1/2027	37,754	37,326	37,301	0.29
Sam Holding Co, Inc. (4)(7)(11)	L +	5.50%	6.50%	9/24/2027	153,220	149,468	149,290	1.16
Spireon, Inc. (4)(11)	L +	6.50%	7.50%	10/4/2024	42,624	42,624	42,624	0.33
TRP Infrastructure Services, LLC (4)(7)(11)	L +	5.50%	6.50%	7/9/2027	73,699	72,223	72,094	0.56
						771,529	772,045	6.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	L +	3.75%	4.50%	12/17/2027		$28,831	$28,965	$28,898	0.22%
Total First Lien Debt							28,076,107	28,143,451	218.93
Second Lien Debt
Aerospace & Defense
Peraton Corp. (10)	L +	7.75%	8.50%	2/26/2029		$50,000	$49,310	$50,813	0.40%
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L +	7.25%	8.00%	9/1/2027		33,015	32,355	32,974	0.26
Wwex Uni Topco Holdings, LLC (10)	L +	7.00%	7.75%	7/26/2029		33,000	32,544	33,144	0.26
							64,898	66,118	0.52
Chemicals
NIC Acquisition Corp. (10)	L +	7.75%	8.50%	12/29/2028		31,500	31,081	31,106	0.24
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (10)	L +	6.75%	7.50%	3/18/2029		29,464	29,331	29,538	0.23
USIC Holdings, Inc. (5)(10)	L +	6.50%	7.25%	5/7/2029		6,042	5,984	6,104	0.05
							35,314	35,641	0.28
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L +	8.75%	9.75%	12/31/2028		43,277	42,496	43,277	0.34
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	7.25%	8.00%	8/24/2029		32,725	32,215	32,438	0.25
							74,711	75,714	0.59
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L +	7.00%	7.50%	12/7/2029		25,000	24,750	24,985	0.19
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)		8.50%	8.50%	4/15/2029	C$	15,800	12,408	12,468	0.10
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S +	7.50%	7.50%	8/19/2029		£80,340	101,796	100,908	0.78
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	9.75%	10/15/2027		29,372	28,840	29,005	0.23
							143,044	142,381	1.11
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	7.50%	11/1/2029		71,576	70,905	70,860	0.55
Insurance
Jones Deslauriers Insurance Management, Inc. (6)(7)(9)	C +	7.50%	8.00%	3/26/2029	C$	30,259	23,498	24,296	0.19
IT Services
Dcert Buyer, Inc. (8)	L +	7.00%	7.10%	2/16/2029		44,277	44,381	44,462	0.35
Inovalon Holdings, Inc. (4)(5)(10)	L +	10.50% PIK	11.25%	11/24/2033		82,638	80,180	80,159	0.62
							124,562	124,621	0.97

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L +	6.50%	7.25%	8/31/2029	$83,824	$82,217	$82,147	0.64%
LSCS Holdings, Inc. (9)	L +	8.00%	8.50%	11/30/2029	40,000	39,401	39,900	0.31
Phoenix Newco, Inc. (4)(9)	L +	6.50%	7.00%	11/15/2029	90,000	88,171	88,200	0.69
						209,789	210,247	1.64
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L +	7.25%	7.75%	12/31/2029	31,500	30,713	30,713	0.24
Professional Services
Aqgen Island Holdings, Inc. (5)(9)	L +	6.50%	7.00%	5/4/2029	28,238	27,969	28,388	0.22
Deerfield Dakota Holding, LLC (10)	L +	6.75%	7.50%	4/7/2028	19,650	19,561	20,080	0.16
VT Topco, Inc. (4)(10)	L +	6.75%	7.50%	7/31/2026	25,000	24,827	25,125	0.20
						72,358	73,593	0.58
Software
Apex Group Treasury, LLC (4)(6)(9)	L +	6.75%	7.25%	7/27/2029	20,000	19,809	20,300	0.16
Celestial Saturn Parent, Inc. (9)	L +	6.50%	7.00%	4/13/2029	113,488	112,432	114,837	0.89
Cloudera, Inc. (9)	L +	6.00%	6.50%	8/9/2029	58,000	57,714	58,145	0.45
HS Purchaser, LLC (10)	L +	6.75%	7.50%	11/19/2027	71,000	71,128	71,030	0.55
Idera, Inc. (4)(10)	L +	6.75%	7.50%	2/4/2029	30,331	30,229	30,407	0.24
Mandolin Technology Intermediate Holdings, Inc. (4)(9)	L +	6.50%	7.00%	7/6/2029	31,950	31,529	31,471	0.24
Maverick Acquisition, Inc. (4)(10)	L +	6.75%	7.50%	4/28/2029	17,000	16,922	17,085	0.13
Mic Glen, LLC (9)	L +	6.75%	7.25%	6/22/2029	19,000	18,941	19,079	0.15
Proofpoint, Inc. (5)(9)	L +	6.25%	6.75%	6/8/2029	95,000	94,541	96,306	0.75
Quest Software US Holdings, Inc. (5)(6)(8)	L +	8.25%	8.38%	5/18/2026	11,098	11,103	11,113	0.09
Symphony Technology Group (10)	L +	8.25%	9.00%	5/3/2029	81,667	80,397	81,335	0.63
Virgin Pulse, Inc. (4)(10)	L +	7.25%	8.00%	3/30/2029	29,000	28,835	28,746	0.22
Vision Solutions, Inc. (5)(10)	L +	7.25%	8.00%	3/4/2029	107,950	107,130	108,119	0.84
						680,709	687,973	5.34
Trading Companies & Distributors
Icebox Holdco III, Inc. (9)	L +	6.75%	7.25%	12/16/2029	22,500	22,275	22,599	0.18
Transportation Infrastructure
Atlas CC Acquisition Corp. (4)(5)(10)	L +	7.63%	8.38%	5/25/2029	44,520	43,903	43,852	0.34
Drive Chassis Holdco, LLC (8)	L +	6.75%	6.87%	4/10/2026	97,751	97,837	98,362	0.77
						141,740	142,214	1.11
Total Second Lien Debt						1,799,656	1,813,872	14.11

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	10/23/2034	$3,000	$3,000	$2,971	0.02%
AIMCO CLO Series 2015-A (5)(6)(8)	L +	6.60%	6.72%	10/17/2034	7,450	7,450	7,441	0.06
Apidos CLO XXXIII (5)(6)(8)	L +	6.35%	6.57%	10/24/2034	5,000	4,951	4,972	0.04
Apidos CLO XXXVI, LLC (4)(5)(6)(8)	L +	5.95%	6.14%	7/20/2034	8,500	8,500	8,424	0.07
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L +	6.25%	6.47%	10/20/2034	7,750	7,750	7,749	0.06
Ares LXII CLO, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	1/25/2034	9,000	9,000	8,998	0.07
Ares XXVII CLO, Ltd. (5)(6)(8)	L +	6.75%	6.88%	10/20/2034	7,000	6,931	6,964	0.05
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L +	6.60%	6.77%	1/20/2035	7,000	6,930	6,965	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L +	6.25%	6.41%	7/15/2034	6,000	6,000	5,999	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L +	6.65%	6.65%	1/18/2035	7,200	7,200	7,200	0.06
Benefit Street Partners CLO XXI (4)(5)(6)(8)	L +	6.75%	6.92%	7/15/2034	9,500	9,469	9,411	0.07
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L +	6.25%	6.38%	7/20/2034	7,000	7,000	6,859	0.05
Carval CLO V-C, LTD. (4)(5)(6)(8)	L +	6.75%	6.75%	10/15/2034	8,000	7,920	7,920	0.06
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L +	6.80%	6.98%	10/16/2034	8,000	8,000	7,991	0.06
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L +	6.15%	6.35%	8/20/2034	8,000	8,000	7,955	0.06
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L +	6.50%	6.62%	10/20/2034	3,500	3,500	3,481	0.03
Elmwood CLO VI, Ltd. (5)(6)(8)	L +	6.50%	6.62%	10/20/2034	4,000	4,000	3,978	0.03
Flatiron RR CLO 22, LLC (5)(6)(8)	L +	6.20%	6.34%	10/15/2034	5,000	5,000	4,957	0.04
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L +	6.61%	6.81%	10/20/2034	12,000	11,883	11,808	0.09
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L +	5.95%	6.16%	10/25/2031	4,000	3,943	3,966	0.03
GoldenTree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L +	6.15%	6.32%	10/20/2034	6,200	6,200	6,122	0.05
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L +	6.33%	6.45%	7/15/2034	3,500	3,487	3,475	0.03
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L +	6.95%	6.95%	1/30/2035	9,500	9,310	9,310	0.07
Jamestown CLO XIV, Ltd. (5)(6)(8)	L +	7.20%	7.33%	10/20/2034	10,000	9,802	9,851	0.08
Kayne CLO III, Ltd. (4)(5)(6)(8)	L +	6.50%	6.62%	4/15/2032	5,000	5,009	4,998	0.04
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L +	6.75%	6.90%	10/20/2034	6,500	6,500	6,493	0.05
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L +	6.25%	6.38%	10/20/2035	11,000	11,000	10,906	0.08
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L +	6.60%	6.77%	12/2/2034	7,500	7,500	7,500	0.06
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L +	7.13%	7.25%	10/15/2033	5,000	4,976	4,988	0.04
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	11/14/2034	12,000	12,000	12,000	0.09
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L +	6.45%	6.65%	10/15/2034	6,000	6,000	6,000	0.05
PPM CLO 2, Ltd. (4)(5)(6)(8)	L +	6.55%	6.67%	4/16/2032	5,000	5,008	4,976	0.04
PPM CLO 4, Ltd. (5)(6)(8)	L +	6.50%	6.62%	10/18/2034	8,775	8,775	8,753	0.07
PPM CLO 5, Ltd. (5)(6)(8)	L +	6.50%	6.63%	10/18/2034	4,800	4,800	4,788	0.04
Rad CLO 14, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	1/15/2035	6,750	6,750	6,750	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L +	6.72%	6.85%	10/20/2034	$4,000	$3,941	$3,942	0.03%
RR 19, Ltd. (5)(6)(8)	L +	6.50%	6.65%	10/15/2035	3,000	3,000	2,985	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L +	6.56%	6.69%	10/25/2034	6,900	6,764	6,672	0.05
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L +	6.25%	6.40%	7/21/2034	8,000	8,000	8,000	0.06
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L +	7.11%	7.33%	1/20/2034	2,875	2,849	2,847	0.02
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L +	7.06%	7.23%	7/15/2034	6,250	6,190	6,202	0.05
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L +	6.71%	6.71%	1/15/2035	8,250	8,085	8,085	0.06
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L +	6.40%	6.52%	7/19/2034	5,000	4,901	4,959	0.04
Total Structured Finance Obligations						287,275	286,610	2.23
Unsecured Debt
IT Services
Endurance International Group Holdings, Inc. (5)(8)		6.00%	6.00%	2/15/2029	6,272	6,061	5,842	0.05
Total Unsecured Debt						6,061	5,842	0.05
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)					52,143	125	233	0.00
Loar Acquisition 13, LLC - Common Units (4)					2,890,586	4,336	4,885	0.04
						4,461	5,118	0.04
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)					1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)					1,076,923	1,077	1,938	0.02
						2,751	3,741	0.03
Distributors
Box Co-Invest Blocker, LLC (4)					3,308,320	3,308	3,308	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)					29,194,330	28,735	33,787	0.26
Deneb Ultimate Topco, LLC - Class A Units (4)					4,060	4,060	4,060	0.03
						32,795	37,846	0.29
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)					12,870	10,915	10,915	0.08
Point Broadband Holdings, LLC - Class B Units (4)					685,760	1,955	1,954	0.02
						12,870	12,869	0.10
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)					4,500	4,500	4,500	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Providers & Services
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	$43,662	$44,916	0.35%
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	6,120	0.05
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,279	0.03
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,766	0.01
					53,167	56,080	0.44
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.20
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	55,230	0.43
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.05
					59,435	61,730	0.48
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,388	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)(6)				45,090	43,963	44,327	0.34
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	32,417	0.25
					76,342	78,131	0.60
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238	33,725	35,950	0.28
Frontline Road Safety Investments, LLC - Class A Common Units (4)				41,304	4,363	3,942	0.03
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,192	0.01
					39,204	41,084	0.32
Total Equity Investments					314,520	330,095	2.57
Total Investments - non-controlled/non-affiliated					30,483,619	30,579,870	237.89
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					583	1,614	0.01
Total Equity					583	1,614	0.01
Total Investments — non-controlled/affiliated					583	1,614	0.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Investments—controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					$212,400	$212,400	1.65%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)					1,421	1,809	0.01
Total Equity					213,821	214,209	1.66
Total Investments — controlled/affiliated					213,821	214,209	1.66
Total Investment Portfolio					30,698,023	30,795,693	239.57
Cash and Cash Equivalents
Other Cash and Cash Equivalents					617,986	617,986	4.81
Total Portfolio Investments, Cash and Cash Equivalents					$31,316,009	$31,413,679	244.38%
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020. The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of private U.S. companies. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). The Adviser is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions). The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
References to the nine months ended September 30, 2021 represent the period from January 7, 2021 (commencement of operations) to September 30, 2021.

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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
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

As of September 30, 2022, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC “Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, and BCRED MML CLO 2022-2 LLC.
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
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had readily available market quotation for these investments existed, and these differences could be material. See “Note 5. Fair Value Measurements and Derivative Instruments”.
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
With respect to the quarterly valuation of investments, the Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:
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
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board, with the assistance of the Adviser, the Audit Committee and independent valuation firms, will consider whether the pricing indicated by the external event corroborates its valuation. See Note 5. Fair Value Measurements.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2022 and December 31, 2021, the Company had $1,168.6 million and $663.6 million, respectively, of receivables for investments sold. As of September 30, 2022 and December 31, 2021, the Company had $1,379.2 million and $997.4 million, respectively, of payables for investments purchased.

Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements.
In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s derivative activity, it is generally not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated debt issued by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as derivative assets at fair value or derivative liabilities at fair value on the

Company's Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in realized gains (losses) and unrealized appreciation (depreciation) in the Consolidated Statements of Operations. Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as a derivative assets at fair value or derivative liability at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in realized gains (losses) and unrealized appreciation (depreciation) in the Consolidated Statements of Operations.
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
Forward Purchase Agreement
The Company was party to a forward purchase agreement (the “Facility Agreement,” defined in Note 8) whereby it is obligated to purchase certain assets that were acquired by the Financing Provider, subject to certain contingencies.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2022, the Company recorded $1.8 million and $3.2 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2021, the Company recorded $2.3 million and $3.4 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2022, the Company recorded PIK income of $36.7 million and $89.5 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded PIK income of $1.2 million and $1.9 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended September 30, 2022, the Company recorded dividend income of $25.2 million and $70.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded no dividend income.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2022, the Company recorded fee income of $12.8 million and $26.8 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded fee income of $5.7 million and $13.9 million, respectively.
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
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
For the three and nine months ended September 30, 2022, the Company accrued organization costs of $0.0 million and $0.0 million, and offering costs of $1.6 million and $3.8 million, respectively. For the three and nine months ended September 30, 2021, the Company accrued organization costs of $0.0 million and $1.1 million, and offering costs of $1.0 million and $2.6 million, respectively.
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
For the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $0.3 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2021, the Company did not incur any U.S. federal excise tax.
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

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.
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
On August 2, 2022, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), which was approved by the Board, including a majority of the Independent Trustees. The Amended and Restated Investment Advisory Agreement altered the Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the NASAA Omnibus Guidelines would no longer apply if the Fund’s shares become "covered securities" within the meaning of Section 18 of the Securities Act of 1933, as amended, and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Investment Advisory Agreement.
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
For the three and nine months ended September 30, 2022, base management fees were $71.0 million and $186.6 million, respectively. For the three and nine months ended September 30, 2021, base management fees representing $22.5 million and $39.5 million, respectively, of which $1.2 million and $18.2 million, respectively, were fully waived. As of September 30, 2022 and December 31, 2021, $71.0 million and $35.0 million, respectively, was payable to the Adviser relating to management fees.

Incentive Fees
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below.
(i) Income based incentive fees
The first part of the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under an administration agreement entered into between the Company and the Administrator (“Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
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
(ii) Capital gains incentive fees
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
For the three and nine months ended September 30, 2022, the Company accrued income based incentive fees of $83.7 million and $194.8 million, respectively. For the three and nine months ended September 30, 2021, the Company accrued income based incentive fees of $21.7 million and $35.5 million, respectively, of which $1.1 million and $14.9 million respectively, were waived. As of September 30, 2022 and December 31, 2021, there was $83.7 million and $36.0 million, respectively, payable to the Adviser for the income based incentive fees. For the three and nine months ended September 30, 2022, the Company accrued capital gains incentive fees of $0.0 million and $(15.1) million, respectively, none of which was payable under the Investment Advisory Agreement. For the three and nine months ended September 30, 2021, the Company accrued capital gains incentive fees of $3.2 million and $12.5 million, respectively, none of which was payable under the Investment Advisory Agreement.
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
For the three and nine months ended September 30, 2022, the Company incurred $1.9 million and $4.1 million, respectively, in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred $0.6 million and $1.2 million, respectively, in expenses under the Administration Agreement. As of September 30, 2022 and December 31, 2021, $0.9 million and $1.2 million, respectively, was unpaid and included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities, respectively.
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
The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons,” as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.
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
For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $13.8 million and $35.7 million, which were attributable to Class S shares, respectively. For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.6 million and $1.6 million, which were attributable to Class D shares, respectively.
For the three and nine months ended September 30, 2021, the Company accrued distribution and shareholder servicing fees of $3.4 million and $5.6 million, which were attributable to Class S shares, respectively. For the three and nine months ended September 30, 2021, the Company accrued distribution and shareholder servicing fees of $0.1 million and $0.1 million, which were attributable to Class D shares, respectively.
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
For the three and nine months ended September 30, 2022 the Adviser made Expense Payments in the amount of $0.0 million and $0.0 million, respectively. For the three and nine months ended September 30, 2022, there were no Reimbursement Payments made to the Adviser.

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
The Company has made investments in controlled/affiliated companies, including BCRED Emerald JV LP (“Emerald JV”) and Specialty Lending Company (“SLC”).
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
For further description of the Emerald JV, see “Note 11. Joint Venture-.”
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$44,901,859	$43,902,022	89.67%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,256,935	2,111,420	4.31	1,799,656	1,813,872	5.89
Unsecured debt	21,432	17,370	0.04	6,061	5,842	0.02
Structured finance investments	409,571	357,384	0.73	287,275	286,610	0.93
Investment in joint venture	1,895,396	1,856,239	3.79	—	—	—
Equity investments(1)	690,426	714,568	1.46	528,924	545,918	1.77
Total	$50,175,620	$48,959,003	100.00%	$30,698,023	$30,795,693	100.00%
(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	September 30, 2022	December 31, 2021
Aerospace & Defense	1.38%	1.14%
Air Freight & Logistics	2.89	2.94
Airlines	0.08	0.10
Auto Components	0.19	0.28
Beverages	0.16	0.10
Building Products	2.40	2.89
Capital Markets	0.34	0.52

Chemicals	0.46	0.63
Commercial Services & Supplies	3.93	5.50
Construction Materials	0.10	0.08
Construction & Engineering	0.71	1.08
Containers & Packaging	0.79	0.78
Distributors	0.63	0.99
Diversified Consumer Services	3.10	4.36
Diversified Financial Services (1)	2.28	3.33
Diversified Telecommunication Services	0.54	0.65
Electrical Equipment	0.91	2.45
Electronic Equipment, Instruments & Components	0.40	0.32
Electric Utilities	0.10	0.16
Energy Equipment & Services	0.09	0.14
Entertainment	0.08	0.09
Food Products	0.07	0.12
Health Care Equipment & Supplies	1.61	1.77
Health Care Providers & Services	12.03	11.34
Health Care Technology	2.35	1.58
Hotels, Restaurants & Leisure	0.77	0.54
Household Durables	0.27	0.30
Industrial Conglomerates	1.03	0.54
Insurance	4.75	4.40
Interactive Media & Services	0.29	0.24
Internet & Direct Marketing Retail	2.26	2.52
IT Services	4.74	5.74
Investment in Joint Venture	3.79	—
Leisure Products	0.20	0.35
Life Sciences Tools & Services	0.45	0.93
Machinery	0.14	0.34
Marine	0.46	0.72
Media	0.46	0.35
Metals & Mining	0.14	0.16
Oil, Gas & Consumable Fuels	0.27	0.18
Paper & Forest Products	0.14	0.37
Personal Products	0.08	—
Pharmaceuticals	0.57	0.25
Professional Services	12.57	14.27
Real Estate Management & Development	0.54	0.76
Road & Rail	0.04	0.25
Software	24.48	18.61
Specialty Retail	0.32	0.46
Technology Hardware, Storage & Peripherals	0.10	0.20
Textiles, Apparel & Luxury Goods	0.07	0.11
Trading Companies & Distributors	0.78	0.88
Transportation Infrastructure	2.57	3.10
Wireless Telecommunication Services	0.10	0.09
Total	100.00%	100.00%
(1)Includes equity investment in SLC.

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,632,191	$44,752,239	91.41%	199.98%
Europe	3,329,455	3,096,697	6.33	13.84
Canada	822,868	770,204	1.57	3.44
Cayman Islands	391,106	339,863	0.69	1.52
Total	$50,175,620	$48,959,003	100.00%	218.78%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$28,955,027	$29,050,466	94.32%	226.00%
Europe	1,190,619	1,190,884	3.87	9.26
Canada	267,830	270,342	0.88	2.10
Cayman Islands	279,365	278,788	0.91	2.17
Australia	5,182	5,213	0.02	0.04
Total	$30,698,023	$30,795,693	100.00%	239.57%
As of September 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
As of September 30, 2022 and December 31, 2021, on a fair value basis, approximately 99.7% and 99.6%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.3% and 0.4%, respectively, of our performing debt investments bore interest at a fixed rate.
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
In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820 and Rule 2a-5 under the 1940 Act, which defines fair value as the value of a portfolio investment for which market quotations are not readily available. A market quotation is "readily available" only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provide that such a quotation is not considered to be readily available if it is not reliable. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.
In the absence of independent, reliable market quotes, an enterprise value analysis is typically performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired.  Enterprise value (“EV”) means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time.  When an investment is valued using an EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation).
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
The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV.  The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”).  Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any.  The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates.  The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company, which is more common with control investments.
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

Investments
The following table presents the fair value hierarchy of financial instruments:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$8,278,199	$35,623,823	$43,902,022
Second lien debt	—	842,501	1,268,919	2,111,420
Unsecured debt	—	17,370	—	17,370
Structured finance obligations	—	69,486	287,898	357,384
Equity investments (1)	—	—	714,568	714,568
Total investments	—	9,207,556	37,895,208	47,102,764
Investments measured at NAV(2)	—	—	—	1,856,239
Total	$—	$9,207,556	$37,895,208	$48,959,003

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$5,096,942	$23,046,509	$28,143,451
Second lien debt	—	1,013,739	800,133	1,813,872
Unsecured debt	—	5,842	—	5,842
Structured finance obligations	—	81,018	205,592	286,610
Equity investments(1)	—	—	545,918	545,918
Total investments	$—	$6,197,541	$24,598,152	$30,795,693
(1)Includes equity investment in SLC.
(2)Includes equity investment in the Emerald JV (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$32,556,391	$1,446,075	$298,409	$702,034	$35,002,909
Purchases of investments	5,978,812	71,844	—	2,805	6,053,461
Proceeds from principal repayments and sales of investments	(2,597,994)	(182,082)	—	—	(2,780,076)
Accretion of discount/amortization of premium	39,220	933	52	—	40,206
Net realized gain (loss)	(11,758)	(2,206)	—	—	(13,964)
Net change in unrealized appreciation (depreciation)	(266,806)	(16,191)	(10,563)	9,728	(283,832)
Transfers into Level 3 (1)	193,055	111,523	—	—	304,578
Transfers out of Level 3 (1)	(267,097)	(160,977)	—	—	(428,074)
Fair value, end of period	$35,623,823	$1,268,919	$287,898	$714,568	$37,895,208
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(267,815)	$(16,191)	$(10,159)	$9,729	$(284,436)

	Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152
Purchases of investments	15,919,276	595,997	122,159	193,127	16,830,559
Proceeds from principal repayments and sales of investments	(3,204,195)	(182,080)	—	(31,769)	(3,418,044)
Accretion of discount/amortization of premium	87,705	2,191	114	—	90,010
Net realized gain (loss)	(10,188)	(2,184)	—	144	(12,228)
Net change in unrealized appreciation (depreciation)	(364,753)	(55,881)	(39,968)	7,148	(453,453)
Transfers into Level 3 (1)	380,165	164,614	—	—	544,781
Transfers out of Level 3 (1)	(230,697)	(53,871)	—	—	(284,567)
Fair value, end of period	$35,623,823	$1,268,919	$287,898	$714,568	$37,895,208
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(364,088)	$(53,924)	$(39,967)	$7,147	$(450,832)
(1)For the nine months ended September 30, 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

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
(1)For the three months ended September 30, 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$34,814,597	Discounted cash flow	Discount rate	6.64%	18.45%	9.86%
	29,003	EV Coverage	Market Multiple	7.0x	7.0x	7.0x
	780,223	Market quotations	Quoted price	66.97%	99.50%	93.26%
	35,623,823
Investments in second lien debt	918,781	Discounted Cash Flow	Discount Rate	9.96%	14.10%	11.51%
	350,138	Market quotations	Quoted price	66.24%	100.50%	90.35%
	1,268,919
Investments in structured finance	287,898	Market quotations	Quoted price	80.83%	97.50%	87.29%
Investments in equity	202,507	Performance Multiple	Market Multiple	5.00x	29.61x	22.37x
	25,126	Option Pricing Model	Volatility	30.00%	48.00%	37.37%
	296,989	Discounted Cash Flow	Discount Rate	11.67%	13.98%	12.97%
	189,946	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	714,568
Total	$37,895,208

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$22,414,991	Yield analysis	Discount rate	4.68%	10.34%	7.40%
	631,518	Market quotations	Broker quoted price	98.00	100.25	99.49
	23,046,509
Investments in second lien debt	400,584	Yield analysis	Discount rate	8.15%	13.04%	9.98%
	399,549	Market quotations	Broker quoted price	98.00	101.50	99.07
	800,133
Investments in structured finance	205,592	Market quotations	Broker quoted price	96.69	100.00	99.23
Investments in equity	74,022	Market approach	Performance multiple	7.25x	31.28x	21.38x
	22,722	Option pricing model	Expected volatility	30.00%	49.00%	38.24%
	236,774	Yield analysis	Discount rate	10.89%	12.19%	11.50%
	212,400	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	545,918
Total	$24,598,152
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

Financial Instruments Not Carried at Fair Value
Debt

	September 30, 2022		December 31, 2021
	Net Carrying Value(1)(2)(3)	Fair Value	Net Carrying Value(1)(2)(3)	Fair Value
Bard Peak Funding Facility	$1,449,196	$1,449,196	$879,000	$879,000
Castle Peak Funding Facility	1,195,027	1,195,027	1,171,809	1,171,809
Maroon Peak Funding Facility	800,000	800,000	483,952	483,952
Summit Peak Funding Facility	1,535,572	1,535,572	1,643,154	1,643,154
Denali Peak Funding Facility	749,800	749,800	668,400	668,400
Bushnell Peak Funding Facility	600,000	600,000	395,500	395,500
Granite Peak Funding Facility	562,700	562,700	248,000	248,000
Middle Peak Funding Facility	599,950	599,950	799,550	799,550
Bison Peak Funding Facility	1,467,300	1,467,300	1,320,800	1,320,800
Blanca Peak Funding Facility	1,000,000	1,000,000	892,800	892,800
Windom Peak Funding Facility	1,612,648	1,612,648	989,759	989,759
Monarch Peak Funding Facility	1,123,400	1,123,400	567,400	567,400
Borah Peak Funding Facility	381,000	381,000	—	—
Naomi Peak Funding Facility	340,000	340,000	—	—
Meridian Peak Funding Facility	100,000	100,000	—	—
2022-1 BSL WH	168,000	168,000	—	—
Revolving Credit Facility	1,543,710	1,543,710	1,144,422	1,144,422
June 2024 Notes	413,517	415,757	431,854	431,738
June 2026 Notes	397,444	389,987	396,952	390,400
September 2024 Notes	344,879	347,189	361,805	359,232
December 2026 Notes	1,155,655	1,174,535	1,227,844	1,218,850
November 2026 Eurobonds	484,402	482,156	563,695	564,473
November 2024 Notes	470,872	473,960	496,054	499,946
March 2027 Notes	988,722	973,084	987,298	1,010,942
January 2025 Notes	469,326	472,810	—	—
January 2029 Notes	638,778	657,770	—	—
March 2025 Notes	852,378	859,293	—	—
May 2027 Notes	593,636	595,821	—	—
April 2026 UK Bonds	248,301	298,836	—	—
September 2025 Notes	590,541	599,441	—	—
2021-1 BSL Debt	661,975	663,000	661,910	663,148
2022-1 BSL Debt	418,376	419,311	—	—
2021-2 Debt	504,222	505,800	504,124	505,750
MML 2021-1 Debt	685,943	690,000	685,696	690,000
MML 2022-1 Debt	753,757	759,000	—	—
MML 2022-2 Debt	297,971	300,085	—	—
Short-Term Borrowings	844,083	844,083	718,156	718,156
Total	$27,043,081	$27,150,222	$18,239,934	$18,257,181
(1)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, May 2027 Notes, April 2026 UK Bonds and

September 2025 Notes are presented net of unamortized debt issuance costs of $2.2 million, $2.5 million, $2.3 million, $19.6 million, $6.1 million, $3.1 million, $11.3 million, $3.9 million, $11.2 million, $7.3 million, $2.5 million, $3.1 million, and $8.9 million respectively, as of September 30, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million, and $12.7 million, respectively, as of December 31, 2021.
(2)The November 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction. The April 2026 UK Bonds are denominated in British Pounds and were converted from local currency (GBP) to U.S. Dollars at the time of the transaction.
(3)The carrying value of the Company’s 2021-1 BSL Debt, 2022-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt and MML 2022-1 Debt, and MML 2022-2 Debt is presented net of unamortized debt issuance costs of $1.0 million, $1.6 million, $1.6 million, $4.2 million, $5.3 million, and $2.5 million as of September 30, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million, and $4.3 million as of December 31, 2021.
The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	6,339,074	3,653,442
Level 3	20,811,148	14,603,739
Total debt	$27,150,222	$18,257,181
Financial Instruments Not Carried at Fair Value

As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value and the forward purchase obligation, approximate fair value. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.
The net fair value of foreign currency and interest rate derivative contracts are included within Derivative assets and Derivative liabilities, respectively, in the Statements of Assets and Liabilities.
The table below summarizes the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$1,642	$—	$1,642	$66,656
Total Fair Value	—	1,642	—	1,642	66,656

Derivative Liabilities
Foreign currency forward contract	—	(1,336)	—	(1,336)	94,771
Interest rate swaps	—	(263,674)	—	(263,674)	5,425,000
Total Fair Value	$—	$(265,010)	$—	$(265,010)	$5,519,771

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$—	$1,505	$1,505	$423,123

In the table above:
•The fair value of derivatives are presented gross.
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The Company has not applied counterparty netting or collateral netting to offset Derivative Assets and Derivative Liabilities in the Consolidated Statements of Assets and Liabilities.
The table below presents the impact to the Consolidated Statement of Operations from Derivative Assets and Liabilities not designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2022 and September 30, 2021, respectively.
The unrealized gains and losses on the Derivative assets and Derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statement of Operations. The realized gains and losses on the Derivative assets and Derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss)
Foreign currency forward contract	$(452)	$—	$(2,499)	$—
Total Unrealized gain (loss)	$(452)	$—	$(2,499)	$—
Realized gain (loss)
Foreign currency forward contract	$(2,412)	$—	$(33,326)	$—
Interest rate swaps	—	—	—	—
Total Realized gain (loss)	$(2,412)	$—	$(33,326)	$—
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Consolidated Statement of Operations from Derivative Assets and Liabilities designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2022 and September 30, 2021, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate swaps	$(167,469)	$—	$(263,674)	$—
Hedged items	165,162	—	262,336	—
The table below presents the carrying value of unsecured borrowings that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$7,648,453	$262,336
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage was 181.7% and 170.2%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Borah Peak Funding, and 2022-1 BSL WH, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association, serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.

Advances under the Bard Peak Funding Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is three-month LIBOR in the case of dollar advances), plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor from and after September 15, 2021 of 1.85%. After March 15, 2024, the applicable margin on all outstanding advances will be 3.05% per annum. Effective July 15, 2021, Bard Peak Funding will pay a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until March 15, 2024, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
The initial principal amount of the maximum funding amounts under the Bard Peak Funding Facility was $600 million. Effective July 23, 2021, October 29, 2021, November 18, 2021 and December 15, 2021, the maximum funding amount of the Bard Peak Funding Facility was $1.0 billion, $1.5 billion, $2.0 billion and $1.7 billion, respectively. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender. The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under credit facility must be repaid by March 15, 2026.
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

Advances used to finance the purchase or origination of broadly syndicated loans under the Castle Peak Funding Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is three-month LIBOR for dollar advances), plus the applicable margin of 1.50% per annum. Advances used to finance the purchase or origination of middle market loans under the Castle Peak Funding Facility initially bear interest at a per annum rate equal to such applicable benchmark plus the applicable margin of 2.00% per annum. After January 8, 2024, the applicable margin on outstanding advances will be increased by 1.00% per annum. Castle Peak Funding pays a commitment fee of 1.85% per annum if the unused facility amount is greater than 30% or 0.50% per annum if the unused facility amount is less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments until January 8, 2024, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
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
Advances may be used to finance the purchase or origination of broadly syndicated loans under the Maroon Peak Funding Facility and initially bear interest at a per annum rate equal to the three-month term SOFR then in effect plus 0.10% plus the applicable spread of 1.30% per annum. After January 28, 2022, the applicable spread on outstanding advances will increase to 2.00% per annum. Effective July 28, 2021, Maroon Peak Funding will pay a commitment fee of 0.50% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Maroon Peak Funding and MS.
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

Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (“Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
Advances used to finance the purchase or origination of broadly syndicated loans under the Summit Peak Funding Facility initially bear interest at a blended per annum rate adjusted monthly based on the proportion of the broadly syndicated loans in the portfolio to the proportion of middle market loans in the portfolio, with the rate attributable to broadly syndicated loans equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR for dollar advances), plus the applicable margin of 1.50% for certain foreign currency advances to 1.65% per annum for dollar advances, and the rate attributable to middle market loans equal to such applicable benchmark plus the applicable margin of 2.15% for certain foreign currency advances to 2.30% per annum for dollar advances, and with such blended rate subject to a floor of such applicable benchmark plus 2.00% for certain foreign currency advances to 2.15% per annum for dollar advances. Effective September 3, 2021, Summit Peak Funding will pay a commitment fee of 0.25% per annum if the unused facility amount is greater than 25% based on the average daily unused amount of the financing commitments, and effective January 3, 2022, such fee shall increase to 0.40% per annum, terminating on March 1, 2024, in addition to certain other fees as agreed between Summit Peak Funding and SG.
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
Denali Peak Funding Facility
Pursuant to the Purchase Agreement (as discussed in Note 12), Denali Peak Funding is now indirectly wholly-owned by the Company. Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”), which credit facility was indirectly assumed by the Company pursuant to the Purchase Agreement. DB serves as agent, U.S. Bank National Association serves as collateral agent and collateral custodian and Twin Peaks (as discussed in Note 12) serves as servicer under the Denali Peak Funding Facility.
Advances under the Denali Peak Funding Facility initially bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum. After September 30, 2024, the applicable margin on outstanding advances will increase by 0.20% per annum. Effective December 30, 2021, Denali Peak Funding will pay a commitment fee of per annum on the unused facility amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
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
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Credit Facility.

Advances under the Bushnell Peak Credit Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, which amount is equal to 80% of the aggregate commitments beginning one month after the closing date of the Bushnell Peak Credit Facility and thereafter. Unused amounts below such minimum utilization amount accrue a fee at a rate of 1.60% per annum. Bushnell Peak Funding will also pay an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, commencing one month after the closing date of the Bushnell Peak Credit Facility, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.

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
Granite Peak Funding Facility
On June 17, 2021, Granite Peak Funding entered into a senior secured revolving credit facility (the “Granite Peak Funding Facility”) with Goldman Sachs Bank USA (“GS”). GS serves as administrative agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator, and the Company serves as servicer under the Granite Peak Funding Facility.
Advances under the Granite Peak Funding Facility initially bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.35% per annum. Commencing on October 15, 2021, Granite Peak Funding will pay an unused commitment fee of 0.25% per annum on the average daily unused commitments under the Granite Peak Funding Facility, which fee shall increase to 0.40% per annum from and after January 13, 2022. The unused commitment fee will be payable only when more than 25% of the total commitments under the Granite Peak Funding Facility are unused, and will terminate when Granite Peak Funding is no longer permitted to make borrowings under the Granite Peak Funding Facility. Granite Peak Funding will also pay to GS an administrative agency fee, in addition to certain other fees, each as agreed between Granite Peak Funding and GS.
The initial principal amount of the commitments under the Granite Peak Funding Facility was $250 million. Effective June 7, 2022, the maximum commitment amount of the Granite Peak Funding Facility was increased to $750 million. Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender. The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 17, 2026.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.

Advances under the Middle Peak Funding Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin. The applicable margin will initially be 1.60% per annum for advances used to finance the purchase or origination of broadly syndicated loans, and 2.00% per annum for advances used to finance the purchase or origination of middle market loans. Effective December 30, 2021, the applicable margin for all advances will be 2.00% per annum, and will increase to 2.10% per annum effective on June 30, 2024. Effective October 30, 2021, Middle Peak Funding pays a commitment fee of 0.35% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, terminating on June 30, 2024. Effective October 30, 2021, Middle Peak Funding pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.

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
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Advances under the Bison Peak Funding Facility bear interest initially at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. The applicable margin for all advances will increase by 0.50% per annum effective on July 23, 2024. Effective January 23, 2022, Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, which amount increases in three-month intervals from 20% on such effective date to 80% from and after October 23, 2022 and thereafter. Unused amounts below such minimum utilization amount accrue a fee at a rate of 2.00% per annum. In addition, effective on September 23, 2021, Bison Peak Funding pays an unused fee on the daily unused amount of the financing commitments in excess of such minimum utilization amount, which amount shall initially be 0.20% per annum and shall increase to 0.40% per annum from and after November 23, 2021, in addition to certain other fees as agreed between Bison Peak Funding and Bank of America.
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
Blanca Peak Funding Facility
On August 16, 2021, Blanca Peak Funding, entered into a senior secured revolving credit facility (the “Blanca Peak Funding Facility”) with Barclays. Barclays serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator, collateral agent and securities intermediary and the Company serves as servicer under the Blanca Peak Funding Facility.

Advances under the Blanca Peak Funding Facility initially bear interest at a per annum rate equal to (x) in the case of dollar advances, three-month term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.096% per annum. Blanca Peak Funding is required to utilize a minimum of 100% of the first $1.0 billion of commitments, and effective December 20, 2022, Blanca Peak Funding is required to utilize a minimum of 75% of the remainder of the financing commitments, subject to adjustment as set forth in the Blanca Peak Funding Facility. Unused amounts below such minimum utilization amount accrue interest at a rate equal to the applicable margin described above. In addition, effective on December 19, 2022, on any date when Blanca Peak Funding is not utilizing more than 90% of the financing commitments, Blanca Peak Funding will pay an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount. Blanca Peak Funding will also pay to Barclays an administrative agency fee, in addition to certain other fees, each as agreed between Blanca Peak Funding and Barclays.

The initial maximum commitment amount of the Blanca Peak Funding Facility is $1.0 billion, which was increased to $1.5 billion on August 19, 2022. Proceeds from borrowings under the Blanca Peak Funding Facility may be used to fund portfolio investments by Blanca Peak Funding and to make advances under revolving loans or delayed draw term loans where Blanca Peak Funding is a lender. The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on December 19, 2024, and all amounts outstanding under the Blanca Peak Funding Facility must be repaid by August 19, 2026.

Windom Peak Funding Facility
On September 2, 2021, Windom Peak Funding entered into a senior secured revolving credit facility (the “Windom Peak Funding Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). Wells Fargo serves as administrative agent and collateral administrator and the Company serves as investment adviser under the Windom Peak Funding Facility.
Proceeds from borrowings under the Windom Peak Funding Facility may be used to fund portfolio investments by Windom Peak Funding during the reinvestment period (which, initially, is scheduled to end three years after the closing date of the Windom Peak Funding Facility) and to make advances under revolving loans or delayed draw term loans in respect of which Windom Peak Funding is a lender. The maximum facility amount of the Windom Peak Funding Facility is $1.0 billion which increased to $2.0 billion effective March 18, 2022.
Advances under the Windom Peak Funding Facility may be denominated in United States dollars, Canadian dollars, British pound sterling or Euros and will bear interest, payable on a monthly basis in arrears, at a per annum rate equal to the “benchmark” rate for the currency of the applicable advance (which is, daily simple SOFR with respect to dollar advances) plus the “applicable margin” (which is a blended spread equal to the sum of 1.55% per annum with respect to any advances backed by broadly-syndicated loans and 2.05% per annum with respect to any advances backed by recurring revenue loans, middle market loans, first-lien last out loans or second lien loans).
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
Monarch Peak Funding Facility
On November 3, 2021, Monarch Peak Funding entered into a senior secured revolving credit facility (the “Monarch Peak Funding Facility”) with MUFG Bank, Ltd. (“MUFG”). MUFG serves as administrative agent, The Bank of New York Mellon Trust Company, National Association, serves as collateral agent, collateral custodian and collateral administrator and the Company serves as collateral manager under the Monarch Peak Funding Facility.
Advances used to finance the purchase or origination of broadly syndicated loans under the Monarch Peak Funding Facility initially bear interest at a per annum rate equal to one-month term SOFR, plus the applicable margin of 1.65% per annum. Advances used to finance the purchase or origination of middle market loans under the Monarch Peak Funding Facility initially bear interest at a per annum rate equal to one-month term SOFR plus the applicable margin of 2.05% per annum. Commencing on the later of April 3, 2022 and the date that is five months after the most recent closing date of a permitted collateralized loan obligation transaction, Monarch Peak Funding will pay an unused commitment fee of 0.50% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility, which fee shall decrease to 0.35% per annum from and after the later of September 3, 2022 and the date that is ten months after the most recent closing date of any such permitted collateralize loan obligation transaction, in addition to certain other fees as agreed between Monarch Peak Funding and MUFG.
The initial principal amount of the Monarch Peak Funding Facility was $1.0 billion. Effective May 1, 2022, the maximum commitment amount of the Monarch Peak Funding Facility was increased to $2.0 billion. Proceeds from borrowings under the Monarch Peak Funding Facility may be used to fund portfolio investments by Monarch Peak Funding and to make advances under revolving loans or delayed draw term loans where Monarch Peak Funding is a lender. The period during which Monarch Peak Funding may make borrowings under the Monarch Peak Funding Facility expires on November 3, 2024, and the Monarch Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by November 3, 2026.
Borah Peak Funding Facility
On April 4, 2022, Borah Peak Funding LLC entered into a senior secured revolving credit facility (the “Borah Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Deutsche Bank Trust Company Americas serves as collateral administrator and the Company serves as manager under the Borah Peak Funding Facility.

Advances under the Borah Peak Funding Facility bear interest initially at a per annum rate equal to a rate per annum equal to one-month term SOFR rate plus the applicable margin of 1.35%. Effective January 4, 2023, Borah Peak Funding is required to utilize a minimum percentage of the financing commitments, which amount increases in three-month intervals from 20% on such effective date to 80% from and after October 4, 2022 and thereafter. Unused amounts below such minimum utilization amount accrue a fee at a rate of 1.35% per annum. In addition, effective on January 4, 2023, Borah Peak Funding pays an unused fee on the daily unused amount of the financing commitments in excess of such minimum utilization amount, which amount shall initially be 0.25% per annum, in addition to certain other fees as agreed between Borah Peak Funding and Bank of America.
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

2022-1 BSL WH Funding Facility

    On May 16, 2022, 2022-1 BSL WH entered into a senior secured revolving credit facility (the “2022-1 BSL WH Funding Facility” with Société Générale (“SG”). SG serves as administrative agent, Deutsche Bank Trust Company Americas serves as custodian, and the Company serves as collateral manager under the 2022-1 BSL WH Funding Facility.

Advances under the 2022-1 BSL WH Funding Facility bear interest initially at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum. The applicable margin will increase to 1.60% per annum from and after May 16, 2023, and will increase to 1.90% per annum from and after November 16, 2023.

The initial maximum commitment amount of the 2022-1 BSL WH Funding Facility is $400 million. Proceeds from borrowings under the 2022-1 BSL WH Funding Facility may be used to fund portfolio investments by 2022-1 BSL WH and to make advances under revolving loans or delayed draw term loans where 2022-1 BSL WH is a lender. The period during which 2022-1 BSL WH may make borrowings under the 2022-1 BSL WH Funding Facility expires on May 16, 2023, and the 2022-1 BSL WH Funding Facility will mature and all amounts outstanding under the credit facility must be repaid no later than May 16, 2023.

Naomi Peak Funding Facility

    On July 18, 2022, Naomi Peak Funding entered into a senior secured revolving credit facility (the “Naomi Peak Funding Facility”) with Natixis. Natixis, New York Branch serves as administrative agent, Wilmington Trust, National Association serves as collateral agent, collateral administrator and custodian, and the Company serves as collateral manager under the Naomi Peak Funding Facility.

    Advances under the Naomi Peak Funding Facility bear interest initially at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum. Commencing on October 17, 2022, Naomi Peak Funding will pay an unused commitment fee of 0.50% per annum on the average daily unused revolving commitments under the Naomi Peak Funding Facility, which fee shall increase to 0.75% per annum for any day on or after January 18, 2023 on which more than 10% of the revolving commitments are unused, in addition to certain other fees as agreed between Naomi Peak Funding and Natixis. The unused commitment fee will terminate when Naomi Peak Funding is no longer permitted to make borrowings under the Naomi Peak Funding Facility.

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

Meridian Peak Funding Facility
    On August 16, 2022, Meridian Peak Funding entered into a senior secured revolving credit facility (the “Meridian Peak Funding Facility”) with Massachusetts Mutual Life Insurance Company (“Mass Mutual”). Wilmington Trust, National Association serves as administrative agent, collateral agent and custodian, and the Company serves as equity holder and collateral manager under the Meridian Peak Funding Facility.
    Advances under the Meridian Peak Funding Facility bear interest initially at a per annum rate equal to three-month term SOFR plus an applicable margin of 2.50% per annum. Effective August 16, 2023, Meridian Peak Funding is required to utilize a minimum of 70% of the financing commitments. Unused amounts below such minimum utilization amount will accrue a fee at a rate of 2.50% per annum, in addition to certain other fees as agreed between Meridian Peak Funding and Mass Mutual.
    The initial maximum commitment amount of the Meridian Peak Funding Facility is $500 million. Proceeds from borrowings under the Meridian Peak Funding Facility may be used to fund portfolio investments by Meridian Peak Funding and to make advances under revolving loans or delayed draw term loans where Meridian Peak Funding is a lender. The period during which Meridian Peak Funding may make borrowings under the Meridian Peak Funding Facility expires on August 16, 2025, and the Meridian Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by August 16, 2030.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
On May 6, 2022, the Company entered into an amendment and restatement agreement (the “A&R Agreement”), which amends and restates the senior secured credit facility, dated May 18, 2021 (as amended by Amendment No. 1 to Senior Secured Credit Agreement, dated as of November 5, 2021, Amendment No. 2 to Senior Secured Credit Agreement, dated as of March 7, 2022, and the A&R Agreement, the “Credit Agreement”), by and among the Company, as borrower, Citibank, N.A. as administrative agent, and each of the lenders from time to time party thereto. The A&R Agreement provides for, among other things, (a) an upsize of the aggregate principal amount of the revolving credit commitments under the Credit Agreement from $3.0 billion to $5.2 billion, (b) an upsize of the accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Agreement from up to $5.0 billion to up to $7.0 billion, (c) an extension of the revolver availability period from May 2025 to May 2026, (d) an extension of the scheduled maturity date from May 2026 to May 2027, (e) the replacement of the LIBOR benchmark provisions with SOFR benchmark provisions, including applicable credit spread adjustments, and (f) resetting the minimum shareholders’ equity test.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $1.4 billion. Effective September 7, 2021, November 5, 2021, November 16, 2021 and May 6, 2022, the maximum commitment amount of the Revolving Credit Facility was $1.5 billion, $3.0 billion, $3.3 billion and $5.2 billion, respectively. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on May 6, 2026, and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by May 6, 2027, pursuant to an amortization schedule.
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
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
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
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the June 2024 Notes.
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
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the June 2026 Notes.
May 2027 Notes
On May 3, 2022, the Company entered into a Note Purchase Agreement (the “May 2022 Note Purchase Agreement”) governing the issuance of $625.0 million in aggregate principal amount 5.61% Series A Senior Notes (the “May 2027 Notes”) to qualified institutional investors in a private placement. The May 2027 Notes were issued on May 3, 2022 and will mature on May 3, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the May 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the May 2027 Notes at par if certain change in control events occur. The May 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event occurs, the May 2027 Notes will bear interest at a fixed rate of 6.61% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
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
As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the May 2027 Notes.
Rule 144A Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, and September 2025 Notes, which are collectively referred to as the “Unsecured Notes.”
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

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.
September 2024 Notes
On September 15, 2021, the Company issued $365 million aggregate principal amount of 1.750% notes due 2024 (the “September 2024 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of September 15, 2021 (and together with the Base Indenture, the “September 2024 Notes Indenture”), between the Company and U.S. Bank Trust Company (as successor in interest to U.S. Bank National Association, the “Trustee”).
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
On October 13, 2021, the Company issued $350.0 million aggregate principal amount of 2.625% Notes due 2026 (“December 2026 Notes Upsize”) under the Company's Base Indenture and December 2026 Notes Indenture. The December 2026 Notes Upsize were issued as “Additional Notes” under the December 2026 Notes Indenture and have identical terms to the Company's $900.0 million September 2026 Notes that were issued on September 15, 2021, other than the issue date and the issue price. The December 2026 Notes Upsize will be treated as a single class of notes with the December 2026 Notes for all purposes under the Indenture.
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
November 2026 Eurobonds
On November 2, 2021, the Company issued €500.0 million aggregate principal amount of 1.750% notes due 2026 (the “November 2026 Eurobonds”) pursuant to a supplemental indenture, dated as of November 2, 2021 (and together with the Base Indenture, the “November 2026 Eurobonds Indenture”), to the Base Indenture between the Company and the Trustee.
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
In connection with the November 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.350% and pays a floating interest rate of SOFR + 0.66% on a notional amount of $500.0 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
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
In connection with the March 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.70% and pays a floating interest rate of SOFR + 2.43% on notional amounts of $500 million and $400 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
April 2026 UK Bonds
On April 14, 2022, the Company issued £250.0 million in aggregate principal amount of its 4.875% notes due 2026 (the “April 2026 UK Bonds”) pursuant to a supplemental indenture, dated as of April 14, 2022 (and together with the Base Indenture, the “April 2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

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
In connection with the April 2026 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.875% and pays a floating interest rate of SONIA + 2.78% on a notional amount of £250.0 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
September 2025 Notes
On September 27, 2022, the Company issued $600.0 million aggregate principal amount of 7.050% notes due in 2025 (the “September 2025 Notes”) pursuant to a supplemental indenture, dated as of September 27, 2022 (and together with the Base Indenture, the “September 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The September 2025 Notes will mature on September 29, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2025 Indenture. The September 2025 Notes bear interest at a rate of 7.050% per year payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2023. The September 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the September 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.050% and pays a floating interest rate of SOFR + 2.93% on a notional amount of $600.0 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
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

		September 30, 2022
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

		September 30, 2022
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

		September 30, 2022
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
(1)The Company retained all of the Subordinated Notes issued in the 2021-1 Debt Securitization which are eliminated in consolidation.

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

		September 30, 2022
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

		September 30, 2022
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
2022-2 MML Debt Securitization
On August 12, 2022, the Company completed a $498.105 million term debt securitization (the “MML 2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the MML 2022-2 Debt Securitization (collectively, the “Debt”) were issued (or incurred, as applicable) by BCRED MML CLO 2022-2 LLC (the “MML 2022-2 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.

The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the Debt Securitization:

		September 30, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$275,000	SOFR+2.10%	Aaa (sf)
Class B-1 Notes	Senior Secured Floating Rate	14,000	SOFR+3.35%	Aaa (sf)
Class B-2 Notes	Senior Secured Fixed Rate	11,500	5.88%	AAA (sf)
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,500	SOFR+2.50%	AA (sf)
Total Secured Debt		341,000
Subordinated Notes (1)	Subordinated	157,105	N/A	N/A
Total Debt		$498,105
(1)The Company retained all of the Class C Notes and the Subordinated Notes issued in the 2022-2 MMLu Debt Securitization which are eliminated in consolidation.
The Company retained all of the Class C Notes and the Subordinated Notes issued in the MML 2022-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-2 Issuer of the initial closing date portfolio. The Debt is scheduled to mature on July 18, 2034; however the Debt may be redeemed by the MML 2022-2 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after August 12, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers. The Class A-L Loans, Class B-1 Notes, Class B-2 Notes and Class C Notes are secured obligations of the MML 2022-2 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-2 Issuer, and the indenture governing the Debt includes customary covenants and events of default.
The Debt has not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Company serves as collateral manager to the MML 2022-2 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $844.1 million as of September 30, 2022.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 2.32% per annum as of September 30, 2022. As of September 30, 2022 the Company had $844.1 million of short-term borrowings under the Repurchase Agreements.
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

As of September 30, 2022 the Company had no borrowings under Short Term Financing Transactions with a third party.
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

The Company’s outstanding debt obligations were as follows:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,449,196	$1,449,196	$200,804	$200,804
Castle Peak Funding Facility (4)	1,600,000	1,195,027	1,195,027	404,973	327,034
Maroon Peak Funding Facility	800,000	800,000	800,000	—	—
Summit Peak Funding Facility (5)	2,300,000	1,535,572	1,535,572	764,428	111,342
Denali Peak Funding Facility	750,000	749,800	749,800	200	200
Bushnell Peak Funding Facility	600,000	600,000	600,000	—	—
Granite Peak Funding Facility	750,000	562,700	562,700	187,300	113,734
Middle Peak Funding Facility	800,000	599,950	599,950	200,050	200,050
Bison Peak Funding Facility	1,500,000	1,467,300	1,467,300	32,700	32,700
Blanca Peak Funding Facility	1,500,000	1,000,000	1,000,000	500,000	380,923
Windom Peak Funding Facility(6)	2,000,000	1,612,648	1,612,648	387,352	386,613
Monarch Peak Funding Facility	2,000,000	1,123,400	1,123,400	876,600	46,780
Borah Peak Funding Facility	400,000	381,000	381,000	19,000	19,000
Naomi Peak Funding Facility	400,000	340,000	340,000	60,000	60,000
Meridian Peak Funding Facility	500,000	100,000	100,000	400,000	400,000
2022-1 BSL WH	400,000	168,000	168,000	232,000	232,000
Revolving Credit Facility (7)	5,150,000	1,543,710	1,543,710	3,606,290	3,578,119
June 2024 Notes (8)(11)	435,000	435,000	413,517	—	—
June 2026 Notes (8)	400,000	400,000	397,444	—	—
September 2024 Notes (8)(11)	365,000	365,000	344,879	—	—
December 2026 Notes (8)(11)	1,250,000	1,250,000	1,155,655	—	—
November 2026 Eurobonds (8)(9)	580,475	580,475	484,402	—	—
November 2024 Notes (8)(11)	500,000	500,000	470,872	—	—
March 2027 Notes (8)	1,000,000	1,000,000	988,722	—	—
January 2025 Notes (8)(11)	500,000	500,000	469,326	—	—
January 2029 Notes (8)	650,000	650,000	638,778	—	—
March 2025 Notes (8)(11)	900,000	900,000	852,378	—	—
May 2027 Notes (8)(11)	625,000	625,000	593,636	—	—
April 2026 UK Bonds (8)(9)(12)	326,925	326,925	248,301	—	—
September 2025 Notes	600,000	600,000	590,541	—	—
2021-1 BSL Debt (10)	663,000	663,000	661,975	—	—
2022-1 BSL Debt (10)	420,000	420,000	418,376	—	—
2021-2 Debt (10)	505,800	505,800	504,222	—	—
MML 2021-1 Debt (10)	690,000	690,000	685,943	—	—
MML 2022-1 Debt (10)	759,000	759,000	753,757	—	—
MML 2022-2 Debt(10)	300,500	300,500	297,971	—	—
Short-Term Borrowings	844,083	844,083	844,083	—	—
Total	$35,414,783	$27,543,087	$27,043,081	$7,871,697	$6,089,299

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (4)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (5)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(6)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (7)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (8)	435,000	435,000	431,854	—	—
June 2026 Notes (8)	400,000	400,000	396,952	—	—
September 2024 Notes (8)	365,000	365,000	361,805	—	—
December 2026 Notes (8)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (8)(9)	569,958	569,958	563,695	—	—
November 2024 Notes (8)	500,000	500,000	496,054	—	—
March 2027 Notes (8)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (10)	663,000	663,000	661,910	—	—
2021-2 Debt (10)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (10)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Bard Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and Euros (EUR) of 39.2 million and 36.0 million, respectively.
(4)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), British Pounds (GBP), and Euros (EUR) of 60.0 million, 42.4 million, and 36.0 million respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(5)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 99.2 million and 6.1 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(6)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022 and December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 43.6 million and 43.6 million, respectively.
(7)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Swiss Franc (CHF), British Pounds (GBP), and Euros (EUR) of 323.6 million, 105.1 million, 660.3 million, and 75.5 million, respectively . As December 31, 2021 the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(8)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, May 2027 Notes, April 2026 UK Bonds, and September 2025 Notes are presented net of unamortized debt issuance costs of $2.2 million, $2.5 million, $2.3 million, $19.6 million, $6.1 million, $3.1 million, $11.3 million, $3.9 million, $11.2 million, $7.3 million, $2.5 million, $3.1 million, and $8.9 million, respectively, as of September 30, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(9)The November 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction. The April 2026 UK Bonds are denominated in British Pounds and were converted from local currency (GBP) to U.S. Dollars at the time of the transaction.

(10)The carrying value of the Company’s 2021-1 BSL Debt, 2022-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt, MML 2022-1 Debt and MML 2022-2 Debt is presented net of unamortized debt issuance costs of $1.0 million, $1.6 million, $1.6 million, $4.2 million, $5.3 million, and $2.5 million as of September 30, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
(11)Inclusive of change in fair market value of effective hedge.
As of September 30, 2022 and December 31, 2021, $276.3 million and $47.7 million, respectively, of interest expense and $6.5 million and $2.6 million, respectively, of unused commitment fees were included in interest payable. For the three months ended September 30, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 4.17% and 2.19%, respectively, (including unused fees) and the average principal debt outstanding was $27,552.4 million and $6,814.9 million, respectively. For the nine months ended September 30, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 3.27% and 2.16%, respectively, (including unused fees) and the average principal debt outstanding was $22,342.7 million and $3,512.9 million, respectively.
The components of interest expense were as follows:

	Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$278,356	$34,795
Facility unused fees	6,542	1,929
Accretion of original issue discount	4,989	533
Amortization of financing costs and debt issuance costs	7,192	2,502
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(167,469)	—
Hedged items	165,162	—
Total interest expense	$294,772	$39,759
Cash paid for interest expense	$43,572	$23,908

	Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$512,340	$52,604
Facility unused fees	21,946	2,611
Accretion of original issue discount	13,318	563
Amortization of financing costs and debt issuance costs	20,066	4,766
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(263,674)	—
Hedged items	262,336	—
Total interest expense	$566,332	$60,544
Cash paid for interest expense	$405,828	$35,752
Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2022 and December 31, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $6,753.9 million and $4,870.5 million.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of September 30, 2022, the Company estimates that it had $3,717.0 million of investments attributable to the company that are that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management is not aware of any pending or threatened material litigation.
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

Note 9. Net Assets
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2022 (dollars in thousands except share amounts):

	September 30, 2022
	Shares	Amount
CLASS I
Subscriptions	50,251,731	$1,253,674
Share transfers between classes	672,828	16,753
Distributions reinvested	6,079,533	151,911
Share repurchases	(24,860,836)	(612,073)
Early repurchase deduction	—	426
Net increase (decrease)	32,143,256	$810,691
CLASS S
Subscriptions	24,072,466	$601,002
Share transfers between classes	(260,310)	(6,483)
Distributions reinvested	2,447,304	61,154
Share repurchases	(1,963,074)	(48,331)
Early repurchase deduction	—	360
Net increase (decrease)	24,296,386	$607,702
CLASS D
Subscriptions	7,190,702	$179,680
Share transfers between classes	(412,518)	(10,270)
Distributions reinvested	456,349	11,404
Share repurchases	(154,765)	(3,810)
Early repurchase deduction	—	14
Net increase (decrease)	7,079,768	$177,018
Total net increase (decrease)	63,519,410	$1,595,411

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2022:

	September 30, 2022
	Shares	Amount
CLASS I
Subscriptions	271,964,030	$6,973,021
Share transfers between classes	2,206,163	56,232
Distributions reinvested	14,582,560	370,696
Share repurchases	(36,739,213)	(908,178)
Early repurchase deduction	—	3,339
Net increase (decrease)	252,013,540	$6,495,110
CLASS S
Subscriptions	132,866,990	$3,406,722
Share transfers between classes	(437,194)	(11,003)
Distributions reinvested	5,600,358	142,331
Share repurchases	(3,628,447)	(90,294)
Early repurchase deduction	—	711
Net increase (decrease)	134,401,707	$3,448,467
CLASS D
Subscriptions	27,916,681	$713,712
Share transfers between classes	(1,768,969)	(45,229)
Distributions reinvested	973,728	24,710
Share repurchases	(246,189)	(6,087)
Early repurchase deduction	—	73
Net increase (decrease)	26,875,251	$687,179
Total net increase (decrease)	413,290,498	$10,630,756

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

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	240,492,026	$6,148,343
Share transfers between classes	675,642	17,438
Distributions reinvested	2,859,118	73,596
Share repurchases	(158,598)	(4,103)
Early repurchase deduction	—	63
Net increase (decrease)	243,868,188	$6,235,337
CLASS S
Subscriptions	74,739,583	$1,916,892
Share transfers between classes	(133,281)	(3,439)
Distributions reinvested	807,553	20,812
Share repurchases	(3,875)	(100)
Early repurchase deduction fees	—	19
Net increase (decrease)	75,409,980	$1,934,184
CLASS D
Subscriptions	8,259,128	$212,894
Share transfers between classes	(542,361)	(13,999)
Distributions reinvested	49,260	1,272
Share repurchases	—	—
Early repurchase deduction fees	—	1
Net increase (decrease)	7,766,027	$200,168
Total net increase (decrease)	327,044,195	$8,369,689
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class S and Class D common shares of beneficial interest during the nine months ended September 30, 2022 and 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
April 30, 2022	25.76	25.76	25.76
May 31, 2022	25.28	25.28	25.28
June 30, 2022	24.80	24.80	24.80
July 31, 2022	25.02	25.02	25.02
August 31, 2022	25.12	25.12	25.12
September 30, 2022	24.62	24.62	24.62

	NAV Per Share
For the Months Ended	Class I	Class S	Class D (1)
January 31, 2021	$25.25	$25.25	$—
February 28, 2021	25.36	25.36	—
March 31, 2021	25.49	25.49	—
April 30, 2021	25.59	25.59	—
May 31, 2021	25.80	25.80	25.80
June 30, 2021	25.81	25.81	25.81
July 31, 2021	25.80	25.80	25.80
August 31, 2021	25.84	25.84	25.84
September 30, 2021	25.90	25.90	25.90
(1)Class D commenced on May 1, 2021.
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D common shares of beneficial interest. The following table presents distributions that were declared during the nine months ended September 30, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 23, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 23, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 23, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
August 24, 2022	August 31, 2022	September 28, 2022	0.2440	148,413	(1)
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
			$1.6360	$871,106

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 23, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 23, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 23, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
August 24, 2022	August 31, 2022	September 28, 2022	0.2263	58,706	(1)
September 7, 2022	September 30, 2022	October 26, 2022	0.1562	41,985
			$1.4734	$327,287

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 23, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 23, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 23, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
August 24, 2022	August 31, 2022	September 28, 2022	0.2388	10,007	(1)
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
			$1.5881	$52,959

The following table presents distributions that were declared during the nine months ended September 30, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
			$1.5229	$207,543

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
			$1.3638	$51,138

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	$0.1510	$205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
			$0.9414	$4,120
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
Through September 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6360	$871,106	$1.4734	$327,287	$1.5881	$52,959
Net realized gains	—	—	—	—	—	—
Total	$1.6360	$871,106	$1.4734	$327,287	$1.5881	$52,959

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
During the three months ended September 30, 2022, approximately 26,978,676 shares were repurchased (total value of $664.2 million based on September 30, 2022 NAV of $24.62). During the nine months ended September 30, 2022, approximately 40,613,906 shares were repurchased (total value of $1.0 billion based on September 30, 2022 NAV of $24.62).
During the three and nine months ended September 30, 2021, approximately 113,735 shares were repurchased (total value of $2.9 million based on September 30, 2021 NAV of $25.90).
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2022:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	5.00%	$25.82	March 31, 2022	$54,464	2,146,916	0.43%	—
May 31, 2022	5.00%	$24.80	June 30, 2022	$282,505	11,488,257	1.66%	—
August 31, 2022	5.00%	$24.62	September 30, 2022	$663,415	26,978,603	3.19%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts in thousands shown net of Early Repurchase Deduction

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)(1)	Percentage of Outstanding Shares Repurchased (2)
May 28, 2021	5.00%	June 30, 2021	$1,233	48,738	0.06%
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts in thousands.

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income (1)	1.75	1.59	1.71
Net unrealized and realized gain (loss) (2)	(1.43)	(1.43)	(1.43)
Net increase (decrease) in net assets resulting from operations	0.32	0.16	0.28
Distributions from net investment income (3)	(1.64)	(1.47)	(1.59)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.64)	(1.47)	(1.59)
Early repurchase deduction fees (6)	0.01	—	—
Total increase (decrease) in net assets	(1.31)	(1.31)	(1.31)
Net asset value, end of period	$24.62	$24.62	$24.62
Shares outstanding, end of period	598,605,098	266,826,806	43,689,711
Total return based on NAV (4)	1.26%	0.62%	1.07%
Ratios:
Ratio of net expenses to average net assets (5)	6.42%	7.31%	6.79%
Ratio of net investment income to average net assets (5)	9.24%	8.41%	9.05%
Portfolio turnover rate	13.59%	13.59%	13.59%
Supplemental Data:
Net assets, end of period	$14,734,969	$6,568,170	$1,075,437
Asset coverage ratio	181.70%	181.70%	181.70%

The following are the financial highlights for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Class I	Class S	Class D (7)
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income (1)	1.60	1.45	0.89
Net unrealized and realized gain (loss) (2)	0.82	0.81	0.36
Net increase (decrease) in net assets resulting from operations	2.42	2.26	1.25
Distributions from net investment income (3)	(1.52)	(1.36)	(0.94)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.52)	(1.36)	(0.94)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	0.90	0.90	0.31
Net asset value, end of period	$25.90	$25.90	$25.90
Shares outstanding, end of period	243,870,248	75,409,980	7,766,027
Total return based on NAV (4)	9.91%	9.23%	4.95%
Ratios:
Ratio of net expenses to average net assets (5)	4.20%	5.20%	5.18%
Ratio of net investment income to average net assets (5)	8.20%	7.43%	7.80%
Portfolio turnover rate	24.68%	24.68%	24.68%
Supplemental Data:
Net assets, end of period	$6,316,746	$1,953,286	$201,163
Asset coverage ratio	196.1%	196.1%	196.1%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2022, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.01), $(0.01) and $($0.00) impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions. For the nine months ended September 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.21, $0.26 and $0.11 impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the nine months ended September 30, 2022, amounts are annualized except for organizational costs, excise tax and management fee and income based incentive fee waivers by the Adviser. For the nine months ended September 30, 2022, the ratio of total operating expenses to average net assets was 5.75%, 6.29%, and 5.48% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets. For the nine months ended September 30, 2021, amounts are annualized except for organizational costs. For the nine months ended September 30, 2021, the ratio of total operating expenses to average net assets was 4.99%, 5.89% and 5.46%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.79%, 0.69% and 0.26% on Class I, Class S and Class D, respectively, of average net assets.
(6)The per share amount rounds to less than $0.01 per share.
(7)Class D commenced on May 1, 2021.

Note 11. Joint Venture
BCRED Emerald JV
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. The Company and the Emerald JV partner each agreed to contribute up to $1,500 million and $500 million, respectively, to the Emerald JV. The Company contributed approximately $733.4 million of cash, and the Emerald JV Partner contributed net assets of approximately $244.5 million (i.e., $977.8 million in net assets contributed less $733.4 million in cash received by the Emerald JV Partner) to the Emerald JV in exchange for initial equity ownership interests of approximately 75% and approximately 25%, respectively. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. Our investment in the Emerald JV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2022.
On September 26, 2022, the Company and the Emerald JV Partner entered into a master framework agreement (the “Master Framework Agreement”), pursuant to which the Company and the Emerald JV Partner each agreed to increase their capital commitments to the Emerald JV to $2,250 million and $750 million, respectively. Pursuant to the Master Framework Agreement, the Company made capital contributions to the Emerald JV in an aggregate amount of approximately $940 million (consisting of cash capital contributions of $670 million and an in-kind capital contribution of investments valued at approximately $270 million), the Emerald JV Partner made capital contributions to the Emerald JV of approximately $313 million (consisting of a cash contribution of approximately $251 million and an in-kind capital contribution of investments valued at approximately $62 million), and certain of the subsidiaries of the Company sold investments to the Emerald JV for an aggregate cash purchase price of approximately $1,972 million. After giving effect to the foregoing transactions, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV remain approximately 75% and approximately 25%, respectively.
The Company has a variable interest in the Emerald JV and has determined that the Emerald JV is a variable interest entity under ASC 810. The Company is not deemed to be the primary beneficiary of the Emerald JV as there is equal power between the Company and JV. Accordingly, the Company does not consolidate the Emerald JV.
As of September 30, 2022, the Emerald JV had total investments in senior secured debt at fair value of $5,099.5 million. The determination of fair value is in accordance with ASC 820. The following table is a summary of JV’s portfolio as well as a listing of the portfolio investments in the Emerald JV’s portfolio as of September 30, 2022:

September 30, 2022
Total senior secured debt investments(1)	$5,099,533
Number of portfolio companies	325
Weighted average yield on debt and income producing investments, at fair value(2)	8.86%
Weighted average yield on debt and income producing investments, at cost(2)	8.75%
Percentage of debt portfolio at floating interest rates(1)	100.00%
Percentage of debt portfolio at fixed interest rates(1)	—%
Percentage of assets on non-accrual	—%
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

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC (8)	L +	4.00%	7.67%	1/29/2027	$2,985	$2,884	$2,860	0.12%
Atlas CC Acquisition Corp. (10)	L +	4.25%	7.32%	5/25/2028	9,945	9,561	8,754	0.35
Loar Group, Inc. (4)(11)	L +	7.25%	9.77%	10/2/2023	28,122	28,122	28,122	1.13
Peraton Corp. (10)	L +	3.75%	6.87%	2/1/2028	5,486	5,390	5,214	0.21
Vertex Aerospace Services Corp. (10)	L +	3.75%	6.87%	12/6/2028	2,985	2,999	2,910	0.12
						48,955	47,860	1.93
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L +	5.50%	8.88%	6/11/2027	24,562	24,348	24,316	0.98
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	8.96%	12/9/2026	39,031	39,031	39,031	1.57
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	9.45%	12/31/2028	21,741	21,303	21,471	0.87
SEKO Global Logistics Network, LLC (4)(5)(11)	L +	5.00%	8.07%	12/30/2026	27,023	26,888	26,888	1.08
						111,571	111,707	4.50
Airlines
Air Canada (6)(10)	L +	3.50%	6.42%	8/11/2028	3,990	3,954	3,804	0.15
American Airlines, Inc. (4)(10)	L +	4.75%	5.81%	3/11/2028	3,815	3,944	3,706	0.15
KKR Apple Bidco, LLC (4)(11)	L +	2.75%	5.87%	9/23/2028	5,970	5,793	5,714	0.23
United Airlines, Inc. (6)(10)	L +	3.75%	6.53%	4/21/2028	4,000	3,975	3,835	0.15
						17,667	17,059	0.68
Auto Components
Clarios Global LP (6)(8)	L +	3.25%	6.37%	4/30/2026	3,000	2,858	2,847	0.11
Wheel Pros, Inc. (10)	L +	4.50%	7.55%	5/11/2028	2,487	2,496	1,840	0.07
						5,353	4,687	0.18
Beverages
Triton Water Holdings, Inc. (9)	L +	3.50%	7.17%	3/31/2028	5,965	5,821	5,382	0.22
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L +	3.25%	6.07%	4/12/2028	1,492	1,465	1,235	0.05
CP Atlas Buyer, Inc. (9)	L +	3.75%	6.27%	11/23/2027	3,980	3,991	3,487	0.14
Express Wash Concepts, LLC (4)(7)(11)	SOFR +	4.75%	8.35%	4/30/2027	15,449	15,358	14,750	0.60
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L +	6.00%	8.08%	2/26/2027	19,716	19,631	19,716	0.80
Griffon Corporation (6)(9)	SOFR +	2.50%	5.49%	1/24/2029	2,480	2,412	2,390	0.10
iHeartCommunications, Inc. (4)(11)	L +	3.00%	6.12%	5/1/2026	5,000	4,783	4,710	0.19
Illuminate Merger Sub Corp. (9)	L +	3.50%	6.38%	7/21/2028	2,978	2,975	2,616	0.11
Kodiak BP, LLC (10)	L +	3.25%	6.92%	3/12/2028	4,962	4,905	4,575	0.18
Latham Pool Products, Inc. (4)(7)(11)	SOFR +	3.75%	6.68%	2/18/2028	29,850	28,881	26,467	1.07

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Building Products (continued)
Lindstrom, LLC (4)(11)	SOFR +	6.25%	8.86%	4/7/2025	$27,794	$27,794	$27,516	1.11%
New Arclin US Holding Corp. (6)(7)(9)	L +	3.75%	6.87%	10/2/2028	2,598	2,612	2,377	0.10
Tamko Building Product, LLC (8)	L +	3.00%	5.81%	6/1/2026	2,985	2,886	2,830	0.11
The Chamberlain Group, Inc. (9)	L +	3.50%	6.62%	11/3/2028	4,963	4,903	4,526	0.18
Windows Acquisition Holdings, Inc. (4)(5)(11)	L +	6.50%	10.17%	12/29/2026	10,668	10,668	10,668	0.43
						133,263	127,863	5.17
Capital Markets
Advisor Group Holdings, Inc. (8)	L +	4.50%	7.62%	7/31/2026	9,096	8,783	8,679	0.35
AllSpring Buyer, LLC (6)(9)	L +	3.25%	6.69%	11/1/2028	1,990	1,999	1,937	0.08
Resolute Investment Managers, Inc. (11)	L +	4.25%	7.92%	4/30/2024	2,669	2,674	2,382	0.10
Situs-AMC Holdings Corporation (4)(11)	SOFR +	5.75%	9.42%	12/22/2027	73,618	72,516	72,513	2.93
Superannuation And Investments US, LLC (6)(9)	L +	3.75%	6.87%	12/1/2028	1,985	1,997	1,946	0.08
The Edelman Financial Engines Center, LLC (10)	L +	3.50%	6.62%	4/7/2028	8,713	8,411	8,020	0.32
						96,381	95,478	3.86
Chemicals
Ascend Performance Materials Operations, LLC (10)	SOFR +	4.75%	8.83%	8/27/2026	1,658	1,666	1,628	0.07
DCG Acquisition Corp. (8)	L +	4.50%	7.62%	9/30/2026	2,977	2,979	2,786	0.11
Dominion Colour Corporation (4)(6)(11)	L +	7.25% (incl. 2.00% PIK)	9.81%	4/6/2024	10,970	10,868	8,913	0.36
Starfruit Finco BV (10)	L +	2.75%	5.87%	10/1/2025	1,987	1,901	1,867	0.08
						17,413	15,194	0.62
Commercial Services & Supplies
Access CIG, LLC (8)	L +	3.75%	6.82%	2/27/2025	5,804	5,764	5,573	0.22
Allied Universal Holdco, LLC (9)	L +	3.75%	6.87%	5/12/2028	8,942	8,698	7,886	0.32
Anticimex, Inc. (6)(9)	L +	4.00%	7.07%	11/16/2028	2,985	3,010	2,854	0.12
Anticimex, Inc. (6)(9)	L +	3.50%	6.57%	11/16/2028	4,990	4,779	4,740	0.19
Bazaarvoice, Inc. (4)(7)(8)	L +	5.75%	7.71%	5/7/2028	19,669	19,669	19,669	0.79
Belfor Holdings, Inc. (8)	L +	4.00%	7.12%	4/6/2026	3,979	3,961	3,920	0.16
DG Investment Intermediate Holdings 2, Inc. (10)	L +	3.75%	6.87%	3/31/2028	7,977	7,866	7,456	0.30
EAB Global, Inc. (9)	L +	3.50%	6.31%	8/16/2028	4,967	4,877	4,667	0.19
eResearchTechnology, Inc. (11)	L +	4.50%	7.62%	2/4/2027	5,228	5,075	4,891	0.20
First Advantage Holdings, LLC (4)(11)	L +	2.75%	5.87%	1/31/2027	6,000	5,887	5,830	0.24
Foundational Education Group, Inc. (4)(9)	SOFR +	3.75%	7.56%	8/31/2028	4,000	3,878	3,760	0.15
Garda World Security Corp. (6)(8)	L +	4.25%	7.24%	2/1/2029	6,000	5,759	5,605	0.23
Garda World Security Corp. (6)(8)	SOFR +	4.25%	7.05%	10/30/2026	3,000	3,017	2,831	0.11
Genuine Financial Holdings, LLC (8)	L +	3.75%	6.87%	7/11/2025	8,906	8,750	8,666	0.35

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
International SOS The Americas LP (4)(6)(9)	L +	3.75%	7.44%	9/7/2028	$1,985	$1,992	$1,940	0.08%
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	9.04%	12/15/2027	11,444	11,223	11,022	0.44
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2027	36,924	36,680	36,924	1.49
Knowledge Pro Buyer, Inc. (4)(10)	L +	5.75%	8.51%	12/10/2027	18,858	18,525	18,480	0.75
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	9.70%	12/10/2027	620	552	543	0.02
KPSKY Acquisition, Inc. (4)(10)	L +	5.50%	8.58%	10/19/2028	104,290	99,087	99,075	4.00
PECF USS Intermediate Holding III Corp. (9)	L +	4.25%	7.37%	12/15/2028	2,978	2,994	2,551	0.10
Polyphase Elevator Holding Co. (4)(11)	L +	5.50%	9.17%	6/23/2027	21,736	21,195	21,193	0.86
Recycle & Resource US, LLC (6)(9)	L +	3.50%	7.17%	7/14/2028	2,985	2,998	2,713	0.11
Restaurant Technologies, Inc. (4)(11)	SOFR +	4.25%	7.80%	3/17/2029	19,900	19,437	19,411	0.78
Revspring, Inc. (8)	L +	4.00%	7.67%	10/11/2025	2,977	2,980	2,878	0.12
The Action Environmental Group, Inc. (4)(11)	L +	6.00%	9.59%	1/16/2026	19,495	19,094	19,251	0.78
The Action Environmental Group, Inc. (4)(5)(12)	L +	6.00%	8.85%	1/16/2026	13,405	13,221	13,237	0.53
TRC Companies, Inc. (9)	L +	3.75%	6.87%	12/8/2028	4,728	4,699	4,441	0.18
						345,666	342,008	13.81
Communications Equipment
Commscope Inc (8)	L +	3.25%	6.37%	4/6/2026	300	282	277	0.01
Construction & Engineering
Atlas Intermediate III, LLC (4)(10)	L +	7.50%	10.48%	2/25/2028	24,247	24,183	24,047	0.97
Brookfield WEC Holdings, Inc. (9)	L +	2.75%	5.87%	8/1/2025	9,944	9,571	9,533	0.38
Pike Electric Corp. (4)(8)	L +	3.00%	6.12%	1/21/2028	3,000	2,927	2,919	0.12
Pike Electric Corp. (8)	L +	3.00%	6.12%	1/21/2028	6,000	5,824	5,838	0.24
Refficiency Holdings, LLC (7)(10)	L +	3.75%	6.87%	12/16/2027	3,792	3,747	3,622	0.15
						46,252	45,960	1.86
Construction Materials
Quikrete Holdings, Inc. (4)(11)	L +	3.00%	6.12%	6/11/2028	5,970	5,796	5,759	0.23
White Cap Buyer, LLC (9)	SOFR +	3.75%	6.78%	10/19/2027	5,193	5,007	4,870	0.20
						10,803	10,629	0.43
Containers & Packaging
Ascend Buyer, LLC (4)(10)	L +	5.75%	9.42%	10/2/2028	57,814	57,237	57,236	2.31
Berlin Packaging, LLC (9)	L +	3.75%	6.32%	3/11/2028	8,942	8,734	8,467	0.34
Bway Holding Corporation (8)	L +	3.25%	5.81%	4/3/2024	1,984	1,964	1,857	0.07
Charter NEX US, Inc. (10)	L +	3.75%	6.56%	12/1/2027	6,467	6,214	6,153	0.25
Graham Packaging Co, Inc. (10)	L +	3.00%	6.12%	8/4/2027	4,466	4,416	4,267	0.17
Novolex, Inc. (9)	SOFR +	4.18%	7.31%	4/13/2029	8,978	8,662	8,494	0.34
ProAmpac PG Borrower, LLC (10)	L +	3.75%	6.04%	11/3/2025	2,985	2,994	2,811	0.11
Ring Container Technologies Group, LLC (9)	L +	3.75%	6.87%	8/12/2028	2,985	2,873	2,885	0.12

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Containers & Packaging (continued)
TricorBraun Holdings, Inc. (9)	L +	3.25%	6.37%	3/3/2028	$7,318	$7,023	$6,892	0.28%
Trident TPI Holdings, Inc. (11)	L +	3.25%	6.92%	10/17/2024	3,013	3,013	2,944	0.12
Trident TPI Holdings, Inc. (7)(9)	L +	4.00%	7.67%	9/15/2028	5,688	5,446	5,389	0.22
						108,576	107,396	4.33
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	8.74%	12/11/2028	44,604	43,762	43,712	1.76
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	9.37%	10/17/2025	23,399	23,256	23,399	0.94
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	9.62%	12/29/2026	15,750	15,784	15,671	0.63
Genuine Cable Group, LLC (4)(10)	L +	5.75%	8.88%	11/2/2026	32,222	31,726	31,900	1.29
Marcone Yellowstone Buyer, Inc. (4)(5)(6)(10)	L +	5.50%	9.17%	6/23/2028	63,361	62,096	62,093	2.51
Tailwind Colony Holding Corporation (4)(7)(11)	L +	6.25%	9.92%	11/13/2024	31,584	31,108	31,108	1.26
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	7.65%	12/18/2027	39,716	39,606	38,723	1.56
						247,339	246,606	9.95
Diversified Consumer Services
Ascend Learning, LLC (9)	L +	3.50%	6.62%	12/11/2028	8,164	7,878	7,560	0.31
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	8.21%	7/20/2028	35,059	35,059	35,059	1.41
Colibri Group, LLC (10)	SOFR +	5.00%	7.34%	3/12/2029	3,980	3,943	3,861	0.16
Dreambox Learning Holding LLC (4)(5)(10)	L +	6.25%	9.44%	12/1/2027	34,200	33,598	32,832	1.32
EM Bidco Limited (6)(9)	SOFR +	4.25%	7.90%	7/6/2029	5,000	4,983	4,719	0.19
KUEHG Corp. (11)	L +	3.75%	6.87%	2/21/2025	6,956	6,796	6,591	0.27
Learning Care Group (11)	L +	3.25%	6.02%	3/13/2025	7,952	7,694	7,542	0.30
Pre-Paid Legal Services, Inc. (9)	L +	3.75%	6.82%	12/15/2028	7,960	7,791	7,579	0.31
Prime Security Service Borrower, LLC (10)	L +	2.75%	5.30%	9/23/2026	4,975	4,833	4,830	0.19
Renaissance Learning, Inc. (4)(9)	SOFR +	4.50%	7.10%	3/30/2029	3,990	3,928	3,837	0.15
Rinchem Company, LLC (4)(9)	SOFR +	4.50%	8.15%	3/2/2029	3,990	3,972	3,825	0.15
University Support Services, LLC (9)	L +	3.25%	6.37%	2/10/2029	9,140	8,924	8,683	0.35
Weld North Education, LLC (9)	L +	3.75%	6.87%	12/21/2027	1,986	1,968	1,926	0.08
						131,365	128,843	5.20
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L +	5.75%	8.87%	4/30/2028	52,437	51,925	51,899	2.09
Corporation Service Company (4)(8)	SOFR +	3.25%	3.75%	8/31/2029	2,527	2,451	2,470	0.10
Mitchell International, Inc. (9)	L +	3.75%	6.73%	10/15/2028	8,458	8,191	7,688	0.31
Polaris Newco, LLC (9)	L +	4.00%	7.67%	6/2/2028	6,965	6,656	6,445	0.26
Sedgwick Claims Management Services, Inc. (6)(8)	L +	3.25%	6.37%	12/31/2025	7,469	7,319	7,093	0.29
						76,541	75,595	3.05

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Zacapa, LLC (6)(9)	SOFR +	4.25%	7.80%	3/22/2029	$5,970	$5,875	$5,686	0.23%
Zayo Group Holdings, Inc. (9)	SOFR +	4.25%	7.28%	3/9/2027	6,965	6,740	6,088	0.25
						12,615	11,775	0.48
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.50%	8.27%	3/26/2027	10,796	10,681	10,659	0.43
Electrical Equipment
Madison IAQ, LLC (9)	L +	3.25%	6.82%	6/21/2028	6,712	6,532	6,219	0.25
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(11)	L +	6.00%	9.63%	12/23/2026	14,842	14,654	13,987	0.56
CPI International, Inc. (11)	L +	3.50%	6.62%	7/26/2024	1,985	1,989	1,960	0.08
Infinite Bidco, LLC (9)	L +	3.25%	6.92%	3/2/2028	2,977	2,991	2,832	0.11
Ingram Micro, Inc. (4)(9)	L +	3.50%	7.17%	6/30/2028	2,977	2,990	2,907	0.12
						22,625	21,686	0.87
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	9.37%	9/10/2025	22,793	22,793	22,793	0.92
Entertainment
CE Intermediate I, LLC (4)(9)	L +	4.00%	6.91%	11/10/2028	4,979	4,974	4,655	0.19
Recorded Books, Inc. (8)	SOFR +	4.00%	7.08%	8/29/2025	4,000	3,948	3,859	0.16
						8,923	8,514	0.35
Health Care Equipment & Supplies
Auris Luxembourg III Sarl (6)(8)	L +	3.75%	5.58%	2/27/2026	7,956	7,620	7,002	0.28
CSHC Buyerco, LLC (4)(7)(11)	L +	4.75%	8.42%	9/8/2026	7,489	7,323	7,352	0.30
CPI Buyer, LLC (4)(7)(10)	L +	5.50%	8.57%	11/1/2028	114,112	110,946	110,575	4.46
Messer GMBH (9)	L +	2.50%	6.17%	3/2/2026	3,396	3,330	3,256	0.13
Mozart Borrower LP (9)	L +	3.25%	6.37%	10/23/2028	8,965	8,743	8,260	0.33
Natus Medical Incorporated (4)(9)	SOFR +	5.50%	6.00%	7/20/2029	3,720	3,478	3,478	0.14
Resonetics, LLC (10)	L +	4.00%	6.37%	4/28/2028	2,977	2,967	2,836	0.11
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L +	3.75%	7.42%	10/1/2026	9,937	9,666	9,272	0.37
						154,074	152,030	6.12
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(10)	L +	5.50%	9.17%	8/2/2028	104,553	103,510	103,508	4.18
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.50%	8.47%	5/7/2027	29,029	28,628	28,571	1.15
ADMI Corp. (9)	L +	3.75%	6.87%	12/23/2027	5,964	5,762	5,323	0.21
AmeriVet Partners Management, Inc. (4)(5)(10)	SOFR +	5.50%	9.20%	2/25/2028	74,244	72,393	72,388	2.92
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25%	7.17%	12/21/2028	20,796	20,414	19,832	0.80
CHG Healthcare Services, Inc. (9)	L +	3.25%	6.37%	9/29/2028	8,955	8,607	8,622	0.35

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
DCA Investment Holdings, LLC (4)(7)(10)	SOFR +	6.25%	9.98%	4/3/2028	$24,521	$24,284	$24,279	0.98%
Electron Bidco, Inc. (9)	L +	3.00%	6.12%	11/1/2028	6,965	6,775	6,617	0.27
Epoch Acquisition, Inc. (4)(11)	L +	6.00%	9.12%	10/4/2024	29,204	29,191	29,191	1.18
Forefront Management Holdings, LLC (4)(7)(9)	SOFR +	4.25%	6.85%	3/23/2029	6,819	6,701	6,481	0.26
Global Medical Response, Inc. (11)	L +	4.25%	6.81%	10/2/2025	4,967	4,865	4,331	0.17
Heartland Dental, LLC (4)(8)	SOFR +	5.00%	8.55%	4/30/2025	34,722	33,069	32,639	1.32
Heartland Dental, LLC (8)	L +	4.00%	7.08%	4/30/2025	4,589	4,592	4,265	0.17
ICS US Holdings, Inc. (4)(6)(9)	SOFR +	4.60%	7.59%	6/8/2028	26,717	24,984	24,980	1.01
Jayhawk Buyer, LLC (4)(11)	L +	5.00%	8.68%	10/15/2026	31,382	31,115	31,069	1.25
LifePoint Health, Inc. (8)	L +	3.75%	6.87%	11/16/2025	7,000	6,994	6,526	0.26
Midwest Physician Administrative Services, LLC (10)	L +	3.25%	6.92%	3/12/2028	2,977	2,982	2,740	0.11
National Mentor Holdings, Inc. (10)	L +	3.75%	7.43%	3/2/2028	3,000	2,540	2,162	0.09
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	8.49%	7/16/2027	16,569	16,504	16,468	0.66
NMSC Holdings, Inc. (10)	SOFR +	5.25%	8.43%	2/23/2029	3,980	3,943	3,592	0.14
Onex TSG Intermediate Corp. (6)(10)	L +	4.75%	7.87%	2/28/2028	1,985	1,999	1,760	0.07
Pathway Vet Alliance, LLC (8)	L +	3.75%	7.42%	3/31/2027	4,967	4,875	4,402	0.18
Pediatric Associates Holding Co., LLC (7)(9)	L +	3.25%	5.08%	12/29/2028	3,718	3,702	3,579	0.14
PetVet Care Centers, LLC (10)	L +	3.50%	6.62%	2/14/2025	6,462	6,290	6,001	0.24
Phoenix Guarantor, Inc. (6)(8)	L +	3.50%	6.67%	3/5/2026	8,447	8,263	8,033	0.32
PSKW Intermediate, LLC (4)(11)	L +	6.25%	9.37%	3/9/2026	35,049	35,049	35,049	1.41
Radnet, Inc. (6)(10)	L +	3.00%	6.12%	4/21/2028	4,280	4,281	4,123	0.17
Reverb Buyer, Inc. (7)(9)	L +	3.50%	6.38%	11/1/2028	3,431	3,390	3,250	0.13
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	9.42%	12/23/2028	123,007	120,552	120,469	4.86
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	11.00%	1/2/2029	13,058	12,764	12,517	0.51
Surgery Centers Holdings, Inc. (6)(10)	L +	3.75%	6.51%	8/31/2026	9,937	9,717	9,454	0.38
U.S. Anesthesia Partners, Inc. (9)	L +	4.25%	6.81%	10/1/2028	2,985	3,000	2,812	0.11
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	8.47%	11/18/2027	23,460	23,088	23,255	0.94
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L +	5.75%	9.42%	6/22/2028	6,365	6,219	5,838	0.24
WP CityMD Bidco, LLC (9)	L +	3.25%	6.92%	12/22/2028	7,157	7,041	6,860	0.28
						688,083	680,986	27.46
Health Care Technology
Edifecs, Inc. (4)(10)	L +	5.50%	9.17%	9/21/2026	9,795	9,670	9,697	0.39
Edifecs, Inc. (4)(11)	L +	7.50%	11.17%	9/21/2026	17,945	18,402	18,483	0.75
GI Ranger Intermediate, LLC (4)(10)	SOFR +	6.00%	9.70%	10/29/2028	34,264	33,751	33,750	1.36

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology (continued)
Imprivata, Inc. (9)	SOFR +	4.25%	7.28%	12/1/2027	$4,988	$4,850	$4,836	0.20%
Netsmart Technologies, Inc. (10)	L +	4.00%	7.12%	10/1/2027	3,942	3,904	3,773	0.15
Project Ruby Ultimate Parent Corp. (4)(9)	SOFR +	5.75%	6.25%	3/10/2028	38,167	37,025	37,022	1.49
Waystar Technologies, Inc. (8)	L +	4.00%	7.12%	10/22/2026	6,967	6,767	6,697	0.27
						114,369	114,257	4.61
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L +	3.50%	6.62%	8/17/2028	6,965	6,748	6,769	0.27
Fertitta Entertainment, LLC (9)	SOFR +	4.00%	7.03%	1/27/2029	6,965	6,665	6,481	0.26
GVC Holdings Gibraltar, Ltd. (6)(9)	L +	2.50%	6.17%	3/29/2027	2,985	2,922	2,914	0.12
IRB Holding Corp. (10)	SOFR +	2.75%	5.87%	2/5/2025	1,984	1,986	1,922	0.08
IRB Holding Corp. (10)	SOFR +	3.00%	5.70%	12/15/2027	7,373	7,199	6,926	0.28
Scientific Games Holdings LP (9)	SOFR +	3.50%	5.62%	4/4/2029	2,000	1,897	1,858	0.07
Tacala Investment Corp. (10)	L +	3.50%	6.62%	2/5/2027	7,977	7,812	7,474	0.30
Twin River Worldwide Holdings, Inc. (6)(9)	L +	3.25%	5.93%	10/2/2028	8,373	8,090	7,585	0.31
Whatabrands, LLC (9)	L +	3.25%	6.37%	8/3/2028	8,797	8,497	8,165	0.33
						51,817	50,094	2.02
Household Durables
AI Aqua Merger Sub, Inc. (6)(9)	SOFR +	3.75%	4.50%	7/31/2028	9,000	8,673	8,395	0.34
Fluidra SA (6)(9)	SOFR +	2.00%	5.13%	1/29/2029	3,970	3,961	3,857	0.16
Hunter Douglas, Inc. (6)(9)	SOFR +	3.50%	6.34%	2/26/2029	4,000	3,982	3,312	0.13
						16,616	15,564	0.63
Industrial Conglomerates
Engineered Machinery Holdings, Inc. (10)	L +	3.75%	7.42%	5/19/2028	3,980	3,832	3,836	0.15
FCG Acquisitions, Inc. (9)	L +	3.75%	7.42%	3/31/2028	8,947	8,703	8,591	0.35
SPX Flow, Inc. (9)	SOFR +	4.50%	7.63%	4/5/2029	2,000	1,922	1,858	0.07
Vertical US Newco, Inc. (6)(9)	L +	3.50%	6.87%	7/30/2027	4,070	4,035	3,911	0.16
Victory Buyer, LLC (4)(9)	L +	3.75%	7.32%	11/19/2028	5,985	5,957	5,461	0.22
						24,449	23,657	0.95
Insurance
Alera Group, Inc. (4)(10)	L +	5.50%	8.31%	10/2/2028	35,841	35,126	35,125	1.42
Alliant Holdings Intermediate, LLC (8)	L +	3.25%	6.37%	5/9/2025	1,984	1,972	1,906	0.08
Alliant Holdings Intermediate, LLC (9)	L +	3.50%	6.49%	11/6/2027	2,977	2,993	2,829	0.11
AssuredPartners, Inc. (9)	SOFR +	3.50%	6.53%	2/12/2027	8,458	8,231	8,027	0.32
Baldwin Risk Partners, LLC (6)(9)	L +	3.50%	6.26%	10/14/2027	6,955	6,858	6,659	0.27
BroadStreet Partners, Inc. (8)	L +	3.00%	6.12%	1/27/2027	7,952	7,709	7,543	0.30
Foundation Risk Partners Corp. (4)(10)	L +	5.50%	7.75%	10/29/2028	58,774	58,188	58,186	2.35

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Galway Borrower, LLC (4)(5)(6)(10)	L +	5.25%	7.50%	9/29/2028	$34,350	$33,493	$33,491	1.35%
High Street Buyer, Inc. (4)(5)(10)	L +	6.00%	8.81%	4/14/2028	5,191	5,152	5,152	0.21
Howden Group Holdings Limited (6)(10)	L +	3.25%	6.38%	11/12/2027	4,489	4,490	4,289	0.17
HUB International Limited (10)	L +	3.25%	5.98%	4/25/2025	2,977	2,993	2,874	0.12
HUB International Limited (8)	L +	3.00%	5.77%	4/25/2025	4,807	4,612	4,631	0.19
NFP Corp. (8)	L +	3.25%	6.37%	2/15/2027	9,290	9,003	8,751	0.35
PGIS Intermediate Holdings, LLC (4)(5)(10)	L +	5.50%	8.56%	10/16/2028	48,669	47,091	47,087	1.90
RSC Acquisition, Inc. (4)(5)(10)	SOFR +	5.50%	8.39%	10/30/2026	35,152	34,451	34,448	1.39
SG Acquisition, Inc. (4)(9)	L +	5.00%	9.17%	1/27/2027	67,003	66,933	67,003	2.70
USI, Inc. (4)(11)	L +	3.00%	6.42%	5/16/2024	3,482	3,442	3,397	0.14
						332,738	331,399	13.37
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L +	3.25%	6.37%	12/6/2027	2,970	2,974	2,683	0.11
Cengage Learning, Inc. (11)	L +	4.75%	7.81%	7/14/2026	1,489	1,500	1,352	0.05
MH Sub I, LLC (11)	L +	3.75%	6.87%	9/13/2024	2,971	2,988	2,839	0.11
MH Sub I, LLC (8)	L +	3.75%	6.87%	9/13/2024	4,967	4,799	4,748	0.19
Project Boost Purchaser, LLC (8)	L +	3.50%	6.62%	6/1/2026	6,967	6,787	6,638	0.27
Red Planet Borrower, LLC (9)	L +	3.75%	6.87%	10/2/2028	4,962	4,946	3,302	0.13
SurveyMonkey, Inc. (4)(6)(8)	L +	3.75%	6.87%	10/10/2025	569	568	552	0.02
William Morris Endeavor Entertainment, LLC (8)	L +	2.75%	5.87%	5/18/2025	5,428	5,225	5,194	0.21
						29,786	27,308	1.09
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR +	6.00%	8.91%	12/29/2027	9,710	9,613	9,613	0.39
Donuts, Inc. (4)(11)	SOFR +	6.00%	8.91%	12/29/2026	32,863	32,698	32,535	1.31
Prodege International Holdings, LLC (4)(7)(10)	L +	5.75%	9.04%	12/15/2027	20,608	20,246	20,141	0.81
						62,557	62,288	2.51
IT Services
AI Altius Bidco, Inc. (4)(5)(10)	L +	5.50%	8.28%	12/1/2028	29,429	28,842	28,840	1.16
Dcert Buyer, Inc. (8)	SOFR +	4.00%	6.90%	10/16/2026	9,949	9,595	9,519	0.38
Endurance International Group Holdings, Inc. (10)	L +	3.50%	6.18%	2/10/2028	4,470	4,369	3,799	0.15
Ensono Holdings, LLC (10)	L +	3.75%	6.87%	11/23/2028	2,755	2,718	2,424	0.10
Park Place Technologies, LLC (11)	SOFR +	5.00%	8.13%	11/10/2027	26,618	25,609	25,331	1.02
Rackspace Technology Global (10)	L +	2.75%	5.62%	2/15/2028	790	743	568	0.02
Razor Holdco, LLC (4)(10)	L +	5.75%	8.25%	10/25/2027	25,870	25,415	25,353	1.02
Sabre GLBL, Inc. (4)(6)(9)	L +	3.50%	6.62%	6/30/2028	4,777	4,539	4,437	0.18
Sabre GLBL, Inc. (6)(9)	L +	3.50%	6.62%	12/17/2027	4,975	4,719	4,467	0.18
Turing Midco, LLC (4)(11)	L +	2.75%	4.42%	3/23/2028	2,786	2,749	2,742	0.11

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services (continued)
Virtusa Corp. (10)	L +	3.75%	6.88%	2/15/2029	$5,975	$5,878	$5,617	0.23%
						115,177	113,098	4.55
Leisure Products
Motion Finco, LLC (6)(8)	L +	3.25%	6.92%	11/12/2026	8,476	8,092	7,767	0.31
Recess Holdings, Inc. (11)	L +	3.75%	6.56%	9/30/2024	2,189	2,187	2,129	0.09
						10,279	9,896	0.40
Life Sciences Tools & Services
Cambrex Corp. (10)	SOFR +	3.50%	6.63%	12/4/2026	5,947	5,869	5,713	0.23
Curia Global, Inc. (10)	L +	3.75%	6.56%	8/30/2026	10,222	9,920	9,528	0.38
						15,789	15,241	0.61
Machinery
Pro Mach Group, Inc. (11)	L +	4.00%	7.12%	8/31/2028	6,105	5,941	5,836	0.24
Media
Clear Channel Outdoor Holdings, Inc. (6)(8)	L +	3.50%	6.31%	8/21/2026	1,985	1,956	1,779	0.07
Radiate Holdco, LLC (10)	L +	3.25%	6.37%	9/25/2026	3,970	3,977	3,682	0.15
Univision Communications, Inc. (10)	L +	3.25%	6.37%	3/15/2026	3,970	3,967	3,777	0.15
Univision Communications, Inc. (10)	L +	2.75%	5.87%	3/15/2024	381	381	378	0.02
UPC Financing Partnership (4)(11)	L +	3.00%	5.74%	1/31/2029	5,500	5,402	5,266	0.21
Virgin Media Bristol, LLC (4)(11)	L +	3.25%	6.07%	1/31/2029	3,500	3,459	3,397	0.14
						19,142	18,280	0.74
Metals & Mining
SCIH Salt Holdings, Inc. (10)	L +	4.00%	6.81%	3/16/2027	3,963	3,921	3,691	0.15
Oil, Gas & Consumable Fuels
CQP Holdco, LP (9)	L +	3.75%	7.42%	6/5/2028	7,945	7,893	7,680	0.31
Eagle Midstream Canada Finance, Inc. (4)(6)(10)	SOFR +	6.25%	8.96%	8/15/2028	25,906	25,526	25,518	1.03
Freeport LNG Investments, LLLP (9)	L +	3.50%	6.21%	12/21/2028	4,944	4,907	4,589	0.19
KKR Alberta Midstrean Fince, Inc. (4)(6)(10)	SOFR +	6.25%	8.96%	8/15/2028	14,094	13,887	13,882	0.56
						52,213	51,670	2.09
Paper & Forest Products
Profile Products, LLC (4)(10)	L +	5.50%	8.42%	11/12/2027	58,343	57,179	57,176	2.31
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L +	6.00%	9.12%	4/27/2028	40,616	38,935	38,727	1.56
Jazz Pharmaceuticals, Inc. (6)(9)	L +	3.50%	6.62%	5/5/2028	3,581	3,582	3,468	0.14
						42,517	42,195	1.70

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	SOFR +	5.25%	8.95%	3/1/2028	$19,700	$19,613	$19,651	0.79%
Aqgen Island Holdings, Inc. (9)	L +	3.50%	7.19%	8/2/2028	7,960	7,663	7,264	0.29
Armor Holdco, Inc. (6)(9)	L +	4.50%	8.17%	12/11/2028	4,216	4,134	4,105	0.17
Camelot US Acquisition, LLC (6)(11)	L +	3.00%	6.12%	10/30/2026	3,975	3,884	3,852	0.16
Cast & Crew Payroll, LLC (9)	SOFR +	3.75%	6.78%	12/29/2028	4,963	4,960	4,824	0.19
CFGI Holdings, LLC (4)(6)(10)	L +	5.00%	8.12%	11/1/2027	92,940	92,940	92,940	3.75
Deerfield Dakota Holding, LLC (11)	SOFR +	3.75%	6.78%	4/9/2027	9,942	9,730	9,403	0.38
Galaxy US Opco, Inc. (6)(9)	SOFR +	4.75%	7.78%	4/29/2029	5,000	4,882	4,713	0.19
IG Investments Holdings, LLC (4)(5)(10)	L +	6.00%	9.12%	9/22/2028	104,361	103,840	103,839	4.19
Kwor Acquisition, Inc. (4)(10)	L +	5.25%	8.85%	12/22/2028	70,557	68,093	68,088	2.75
National Intergovernmental Purchasing Alliance Co. (8)	SOFR +	3.50%	7.05%	5/23/2025	4,977	4,933	4,827	0.19
Sherlock Buyer Corp. (4)(10)	L +	5.75%	9.42%	12/8/2028	21,280	21,121	21,120	0.85
The Dun & Bradstreet Corporation (8)	L +	3.25%	6.33%	2/6/2026	8,034	7,753	7,786	0.31
Trans Union, LLC (9)	L +	2.25%	5.37%	12/1/2028	2,590	2,602	2,514	0.10
Trinity Air Consultants Holdings Corp. (4)(10)	L +	5.25%	7.08%	6/29/2027	90,073	89,175	89,173	3.60
Trinity Partners Holdings, LLC (4)(7)(10)	SOFR +	5.75%	8.31%	12/21/2028	9,269	9,080	9,058	0.37
VT Topco, Inc. (7)(10)	L +	3.75%	6.87%	8/1/2025	6,068	6,022	5,789	0.23
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	8.32%	11/8/2028	29,414	28,875	28,665	1.16
						489,301	487,611	19.67
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L +	5.25%	8.92%	5/26/2027	13,775	13,738	13,600	0.55
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	9.38%	2/16/2028	18,138	18,299	18,138	0.73
						32,037	31,738	1.28
Road & Rail
Gruden Acquisition, Inc. (4)(5)(11)	L +	5.50%	7.75%	7/1/2028	62,080	61,305	61,304	2.47
Software
2U, Inc. (6)(10)	L +	5.75%	8.87%	12/30/2024	51,608	49,623	49,596	2.00
Apex Group Treasury, LLC (4)(6)(9)	L +	3.75%	6.56%	7/27/2028	40,000	37,400	38,200	1.54
Apex Group Treasury, LLC (6)(9)	L +	3.75%	6.56%	7/27/2028	1,094	1,078	1,045	0.04
Boxer Parent Company, Inc. (8)	L +	3.75%	6.87%	10/2/2025	8,936	8,668	8,493	0.34
Brown Group Holdings, LLC (4)(11)	L +	2.50%	5.62%	6/7/2028	5,968	5,698	5,687	0.23
Cloudera, Inc. (9)	L +	3.75%	6.87%	10/8/2028	8,222	7,932	7,256	0.29
Community Brands ParentCo, LLC (4)(5)(10)	SOFR +	5.75%	8.88%	2/24/2028	58,117	56,958	56,955	2.30
Confine Visual Bidco (4)(6)(10)	L +	5.75%	8.74%	2/23/2029	31,109	30,178	30,176	1.22
ConnectWise, LLC (9)	L +	3.50%	7.17%	9/29/2028	4,466	4,473	4,187	0.17
Delta Topco, Inc. (10)	L +	3.75%	5.84%	12/1/2027	3,980	3,948	3,622	0.15
ECI Macola Max Holding, LLC (6)(10)	L +	3.75%	7.42%	11/9/2027	6,967	6,725	6,619	0.27

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
EP Purchaser, LLC (9)	L +	3.50%	7.17%	11/6/2028	$3,483	$3,475	$3,407	0.14%
Epicor Software Corp. (10)	L +	3.25%	6.37%	7/30/2027	9,937	9,670	9,339	0.38
Flexera Software, LLC (10)	L +	3.75%	6.39%	3/3/2028	5,951	5,814	5,700	0.23
GI Consilio Parent, LLC (9)	L +	4.00%	7.12%	5/12/2028	7,172	7,016	6,670	0.27
GovernmentJobs.com, Inc. (4)(7)(10)	L +	5.50%	8.62%	12/1/2028	23,482	22,962	22,881	0.92
GraphPAD Software, LLC (4)(11)	L +	5.50%	6.50%	4/27/2027	11,846	11,728	11,728	0.47
Greeneden U.S. Holdings II, LLC (10)	L +	4.00%	7.12%	12/1/2027	4,466	4,467	4,265	0.17
HS Purchaser, LLC (10)	L +	4.00%	7.13%	11/19/2026	3,972	3,940	3,662	0.15
Hyland Software, Inc. (10)	L +	3.50%	6.62%	7/1/2024	3,972	3,947	3,856	0.16
Idera, Inc. (10)	L +	3.75%	6.32%	3/2/2028	2,977	2,987	2,774	0.11
Informatica, LLC (4)(11)	L +	2.75%	5.88%	10/27/2028	1,592	1,573	1,550	0.06
ION Trading Finance Ltd. (6)(8)	L +	4.75%	8.42%	4/3/2028	7,823	7,464	7,283	0.29
Ivanti Software, Inc. (10)	L +	4.00%	7.14%	12/1/2027	1,985	1,974	1,555	0.06
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	10.17%	2/8/2026	15,021	14,897	14,796	0.60
Maverick Acquisition, Inc. (4)(10)	SOFR +	5.00%	5.75%	5/18/2028	27,500	26,145	26,125	1.05
Medallia, Inc. (4)(13)	L +	6.75% PIK	9.87%	10/29/2028	45,886	45,108	44,968	1.81
Mitnick Purchaser, Inc. (9)	SOFR +	4.75%	7.39%	5/2/2029	5,000	4,976	4,731	0.19
Monk Holding Co. (4)(7)(10)	L +	5.75%	6.50%	12/1/2027	91,084	88,928	88,828	3.58
MRI Software, LLC (5)(11)	L +	5.50%	9.17%	2/10/2026	7,789	7,571	7,570	0.31
Nintex Topco Limited (4)(6)(10)	L +	6.00%	8.52%	11/13/2028	32,919	32,292	31,932	1.29
NortonLifeLock, Inc. (6)(9)	SOFR +	2.00%	2.50%	9/12/2029	4,000	3,980	3,854	0.16
Perforce Software, Inc. (8)	L +	3.75%	6.87%	7/1/2026	1,343	1,339	1,256	0.05
Project Alpha Intermediate Holding, Inc. (8)	L +	4.00%	7.12%	4/26/2024	2,977	2,971	2,874	0.12
Proofpoint, Inc. (5)(9)	L +	3.25%	6.32%	8/31/2028	8,918	8,566	8,396	0.34
Quest Software US Holdings, Inc. (6)(9)	SOFR +	4.25%	6.98%	2/1/2029	4,000	3,964	2,980	0.12
RealPage, Inc. (9)	L +	3.00%	6.12%	4/24/2028	7,965	7,734	7,483	0.30
Relativity ODA, LLC (4)(7)(11)	L +	9.59%	10.59%	5/12/2027	35,885	35,357	35,339	1.43
Rocket Software, Inc. (8)	L +	4.25%	7.37%	11/28/2025	1,500	1,448	1,438	0.06
Rocket Software, Inc. (9)	L +	4.25%	7.37%	11/28/2025	5,447	5,287	5,240	0.21
S2P Acquisition Borrower, Inc. (6)(8)	SOFR +	3.75%	6.78%	8/14/2026	4,977	4,923	4,871	0.20
Solarwinds Holdings, Inc. (4)(11)	L +	2.75%	5.87%	2/5/2024	2,930	2,886	2,884	0.12
Sophia, LP (9)	L +	3.50%	7.17%	10/7/2027	9,950	9,566	9,589	0.39
Sovos Compliance, LLC (9)	L +	4.50%	7.62%	8/11/2028	3,969	3,967	3,794	0.15
SS&C Technologies, Inc. (9)	SOFR +	2.25%	5.38%	3/22/2029	4,422	4,318	4,312	0.17
Stamps.com, Inc. (4)(10)	L +	5.75%	8.38%	10/5/2028	29,850	29,315	29,253	1.18
Stamps.com, Inc. (4)(10)	L +	5.75%	8.38%	10/5/2028	29,850	29,315	29,253	1.18
Surf Holdings, LLC (6)(8)	L +	3.50%	6.67%	3/5/2027	4,967	4,893	4,815	0.19

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Symphony Technology Group (5)(6)(10)	L +	4.75%	7.87%	7/27/2028	$1,985	$1,989	$1,798	0.07%
Symphony Technology Group (5)(6)(9)	L +	3.75%	6.36%	3/1/2029	5,990	5,882	5,480	0.22
The Ultimate Software Group, Inc. (9)	L +	3.25%	5.54%	5/4/2026	9,197	8,931	8,776	0.35
Triple Lift, Inc. (4)(7)(10)	SOFR +	5.75%	9.58%	5/8/2028	61,047	60,424	60,410	2.44
Veritas US, Inc. (6)(11)	L +	5.00%	8.67%	9/1/2025	3,696	3,696	2,954	0.12
Vision Solutions, Inc. (10)	L +	4.00%	6.78%	4/24/2028	6,034	5,975	5,330	0.22
VS Buyer, LLC (4)(11)	L +	3.00%	6.12%	2/28/2027	3,065	3,021	2,977	0.12
						769,365	760,809	30.70
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.18%	7.18%	5/3/2026	36,866	36,481	36,866	1.49
EG Dutch Finco BV (6)(8)	L +	4.00%	7.67%	2/7/2025	5,979	5,746	5,594	0.23
						42,227	42,461	1.72
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	SOFR +	6.75%	9.93%	2/28/2026	29,322	29,200	28,149	1.14
Trading Companies & Distributors
Core and Main, LP (4)(11)	L +	2.50%	4.32%	7/27/2028	3,990	3,904	3,824	0.15
Foundation Building Materials, Inc. (9)	L +	3.25%	6.06%	1/31/2028	6,957	6,704	6,293	0.25
Icebox Holdco III, Inc. (7)(9)	L +	3.75%	7.42%	12/22/2028	4,938	4,875	4,580	0.18
LBM Acquisition, LLC (10)	L +	3.75%	7.12%	12/17/2027	3,980	3,978	3,493	0.14
Park River Holdings, Inc. (10)	L +	3.25%	5.53%	12/28/2027	3,101	3,091	2,648	0.11
Porcelain Acquisition Corp. (4)(7)(11)	L +	5.75%	9.42%	4/1/2027	8,802	8,600	8,740	0.35
Specialty Building Products Holdings, LLC (9)	L +	3.25%	6.30%	10/15/2028	1,995	2,006	1,805	0.07
SRS Distribution, Inc. (9)	SOFR +	3.50%	6.31%	6/2/2028	9,955	9,727	9,207	0.37
The Cook & Boardman Group, LLC (11)	SOFR +	5.75%	8.48%	10/17/2025	47,062	44,620	44,179	1.78
						87,506	84,769	3.40
Transportation Infrastructure
First Student Bidco, Inc. (9)	L +	3.00%	6.64%	7/21/2028	3,981	3,970	3,695	0.15
Froneri International PLC (4)(11)	L +	2.25%	5.37%	1/29/2027	4,928	4,793	4,664	0.19
Frontline Road Safety, LLC (4)(10)	L +	5.75%	6.68%	5/3/2027	13,305	12,883	12,673	0.51
Roadsafe Holdings, Inc. (4)(11)	L +	5.75%	9.50%	10/19/2027	18,871	18,692	18,683	0.75
						40,338	39,715	1.60
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR +	4.00%	7.55%	12/17/2027	6,758	6,573	6,388	0.26
First Lien Debt Total						4,841,914	4,781,798	192.89

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC (4)(9)	L +	5.75%	8.87%	12/10/2029	$5,301	$4,705	$4,909	0.20%
Health Care Providers & Services
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	11.56%	10/15/2027	24,712	24,520	24,527	0.99
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	10.57%	11/1/2029	66,704	65,403	64,870	2.62
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L +	6.50%	9.31%	8/31/2029	37,847	36,997	36,995	1.49
Phoenix Newco, Inc. (4)(6)(9)	L +	6.50%	9.62%	11/15/2029	37,847	36,997	36,995	1.49
						73,994	73,991	2.98
Software
Apex Group Treasury, LLC (4)(6)(9)	L +	6.75%	10.42%	7/27/2029	37,847	38,036	38,036	1.53
Proofpoint, Inc. (5)(9)	L +	6.25%	9.32%	8/31/2029	28,890	28,241	28,023	1.13
Vision Solutions, Inc. (5)(10)	L +	7.25%	10.03%	4/23/2029	37,847	32,246	31,969	1.29
						98,522	98,028	3.95
Transportation Infrastructure
Drive Chassis Holdco, LLC (8)	L +	6.75%	9.18%	4/10/2026	28,066	27,963	27,960	1.13
Second Lien Total						295,107	294,284	11.87
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)					2,547,048	$4,305	$5,272	0.21%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)					194	208	208	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)					1,230,769	2,215	2,265	0.09
						2,424	2,473	0.10
Distributors
Box Co-Invest Blocker, LLC (4)					780,000	780	819	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)					974,662	1,133	1,176	0.05
Deneb Ultimate Topco, LLC - Class A Units (4)					728	728	655	0.03
						1,860	1,831	0.08
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)					797	210	227	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)					429	113	122	—
						322	349	0.01
Software
Lobos Parent, Inc. - Series A Preferred Shares (4)					5,773	5,700	5,946	0.24

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount (16)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				3,936	$376	$315	0.01%
Equity Total					15,767	17,005	0.68
Total Investment Portfolio					5,152,788	5,093,087	205.44
Total Investments — non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(6)(14)					1,828	2,676	0.11
Total Equity					1,828	2,676	0.11
Total Investments — non-controlled/affiliated					1,828	2,676	0.11
Investments—controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(6)(14)					3,542	3,770	0.15%
Total Equity					3,542	3,770	0.15
Total Investments - controlled/affiliated					3,542	3,770	0.15
Total Investment Portfolio					5,158,157	5,099,533	205.70
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					947	947	0.04
Other Cash and Cash Equivalents					134,125	134,125	5.41
Total Portfolio Investments, Cash and Cash Equivalents					$5,293,229	$5,234,605	211.15%
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
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR or "S"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. Variable rate loans typically include an interest reference rate floor feature. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)    The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$781	$(16)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	489	—
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	1,363	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	2,831	—
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	7,996	(106)
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	2,832	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	7,175	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	3,511	(44)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	2,022	(20)
Cumming Group, Inc.	Revolver	5/26/2027	1,776	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	173	—
Icebox Holdco III, Inc.	Delayed Draw Term Loan	12/22/2028	1,027	(62)
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/30/2027	19,500	—
Forefront Management Holdings, LLC	Delayed Draw Term Loan	3/23/2029	681	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/4/2024	4	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	8,018	(80)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	3,414	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2023	1,318	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2027	3,878	(39)
Latham Pool Products, Inc.	Delayed Draw Term Loan	2/18/2029	11,250	(1,181)
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	2,542	—
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	552	(25)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	3,701	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	382	(28)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	263	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	2,115	(62)
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	2,729	(55)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	3,721	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	2,004	—
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	683	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	5,185	(52)
Smile Doctors, LLC	Revolver	12/23/2027	3,932	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	3,263	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,740	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	110	—
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	278	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	2,518	(25)
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	4,617	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(29)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	117	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	(14)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	741	(54)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	1,154	—
Total Unfunded Commitments			$147,494	$(2,010)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of September 30, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of September 30, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of September 30, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of September 30, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of September 30, 2022 was 1.50%.

Below is selected balance sheet information for the Emerald JV as of September 30, 2022:

September 30, 2022
ASSETS	(Unaudited)
Investments at fair value (cost of $5,158,157 at September 30, 2022)	$5,099,533
Cash and cash equivalents	135,072
Interest receivable	20,893
Receivable for investments sold	25,346
Deferred financing costs	10,627
Subscription receivable	2,287
Total assets	$5,293,758
LIABILITIES
Debt	$2,591,164
Distribution payable	33,536
Payable for investments purchased and other liabilities	190,808
Total liabilities	2,815,508
MEMBERS’ EQUITY
Members’ Equity	2,478,250
Total Members’ Equity	2,478,250
Total liabilities and member’s equity	$5,293,758
Below is selected statement of operations information for the Emerald JV as of September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$56,971	$119,898
Other income	150	392
Total investment income	57,121	120,290
Expenses:
Interest expense	18,762	32,957
Other expenses	1,404	2,616
Total expenses	20,166	35,573
Net investment income before taxes	36,955	84,717
Tax Expense	—	—
Net investment income after taxes	$36,955	$84,717
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	(7,970)	(58,771)
Net realized gains on investments	(2,259)	(2,750)
Total net realized and change in unrealized gain (loss) on investments	(10,229)	(61,521)
Net increase (decrease) in net assets resulting from operations	$26,726	$23,196

Note 12. Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021(the “Purchase Agreement”), by and among the Company, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), Twin Peaks, Teacher Retirement System of Texas, an investor in Seller, and the Adviser, the Company acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers, five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. The purchase price represents the fair market value of the Assets of $1,059.0 million determined pursuant to the Company’s valuation procedures (including approval of the valuations by the Company’s Board after review of reports provided by independent valuation providers) within 48 hours of the closing, less the amount of assumed borrowings (including accrued interest) of $338.0 million. The Seller is an entity owned and controlled by a third party and advised by an affiliate of the Adviser. An affiliate of the Adviser owns an approximately 2.9% non-voting interest in the Seller. The acquisition of Twin Peaks was funded with cash on hand, which primarily consists of proceeds from the Company’s offering of its common shares.
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
The following table summarizes the assets and liabilities of Twin Peaks as of the acquisition date:

March 5, 2021
ASSETS
Investments at fair value	$1,023,188
Cash and cash equivalents	$23,609
Interest receivable	$10,018
Other assets	$2,211
Total assets	$1,059,026
LIABILITIES
Debt	$337,648
Interest payable	$365
Total liabilities	$338,013
NET ASSETS
Total net assets	$721,013
Total liabilities and net assets	$1,059,026

Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2022, except as discussed below.
Newly-Formed Joint Venture

    On October 21, 2022, a wholly-owned subsidiary of the Company entered into a joint venture (the “Verdelite JV”) with an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”). The Verdelite JV will acquire and hold approximately $667 million of broadly-syndicated loans. The Fund and the Verdelite JV Partner made capital commitments of $147 million and $21 million, respectively, to the Verdelite JV in exchange for initial equity ownership interests of approximately 87.5% and approximately 12.5%, respectively. Investment decisions and all other material decisions with respect to the Verdelite JV must be approved by representatives of the Fund and the Verdelite JV Partner, and the Fund and the

Verdelite JV Partner will have equal voting rights with respect to the Verdelite JV and the Verdelite JV’s general partner. The New JV will not be consolidated in the Fund’s consolidated financial statements.

Haydon Peak Funding Facility

On October 7, 2022, Haydon Peak Funding entered into a senior secured revolving credit facility (the “Haydon Peak Funding Facility”) with HSBC Bank USA, National Association (“HSBC”). HSBC serves as administrative agent, Wilmington Trust, National Association, serves as collateral agent, account bank and collateral custodian, and the Company serves as servicer and transferor under the Haydon Peak Funding Facility.

Advances under the Haydon Peak Funding Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin of 1.75% to 2.25% per annum depending on the nature of the advances being requested under the credit facility. Effective April 7, 2023, Haydon Peak Funding will pay a commitment fee of 0.50% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments until October 7, 2025, in addition to certain other fees as agreed between Haydon Peak Funding and HSBC.

The initial principal amount of the Haydon Peak Funding Facility is $500 million. Proceeds from borrowings under the Haydon Peak Funding Facility may be used to fund portfolio investments by Haydon Peak Funding and to make advances under revolving loans or delayed draw term loans where Haydon Peak Funding is a lender. The period during which Haydon Peak Funding may make borrowings under the Haydon Peak Funding Facility expires on October 7, 2025, and the Haydon Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 7, 2027.
Bear Peak Funding Facility

On October 10, 2022, Bear Peak Funding entered into a senior secured revolving credit facility (the “Bear Peak Funding Facility”) with BNPP. GLAS USA LLC serves as administrative agent, GLAS Trust Corporation Limited serves as collateral agent, and the Company serves as servicer under the Bear Peak Funding Facility.

Advances under the Bear Peak Funding Facility initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 2.45% per annum. Effective February 10, 2023, Bear Peak Funding will pay a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until October 10, 2025. Bear Peak Funding will also pay to BNPP an arranger fee, in addition to certain other fees, each as agreed between Bear Peak Funding and BNPP.

The initial principal amount of the maximum funding amounts under the Bear Peak Funding Facility is €500 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender. The period during which Bear Peak Funding may make borrowings under the Bear Peak Funding Facility expires on October 10, 2025, and the Bear Peak Funding Facility will mature and all amounts outstanding under credit facility must be repaid by October 10, 2027.
October 2027 Notes

On October 11, 2022, the Company entered into a Master Note Purchase Agreement (the “October 2022 Note Purchase Agreement”) governing the issuance of $350,000,000 in aggregate principal amount of its 7.49% Series D Senior Notes (the “October 2027 Notes”) to qualified institutional investors in a private placement. The October 2027 Notes were issued on October 11, 2022 for an aggregate issue price of $345,649.50, or $987.57 per $1,000 principal amount of the October 2027 Notes, and will mature on October 11, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the Notes will be due semiannually. In addition, the Company is obligated to offer to repay the October 2027 Notes at par if certain change in control events occur. The October 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event (as defined in the October 2022 Note Purchase Agreement) occurs, the October 2027 Notes will bear interest at a fixed rate of 8.49% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.

In connection with the October 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.49% and pays a floating interest rate of three-month term SOFR + 3.72% on a notional amount of $350 million. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
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
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on February 11, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We have elected to be treated, and intend to qualify annually, as a RIC under the Code.
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
Portfolio and Investment Activity
For the three months ended September 30, 2022, we acquired $9,648.8 million aggregate principal amount of investments (including $976.1 million of unfunded commitments), $8,434.2 million of which was first lien debt, $119.0 million of which was second lien debt, and $1,095.6 million of which was equity (which includes a $1,092.8 million investment in our joint venture).
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2022	2021
Investments:
Total investments, beginning of period	$47,141,027	$11,247,577
New investments purchased	7,206,000	7,789,702
Net accretion of discount on investments	46,758	10,935
Net realized gain (loss) on investments	(99,556)	5,135
Investments sold or repaid	(4,118,609)	(1,394,407)
Total investments, end of period	$50,175,620	$17,658,942
Amount of investments funded at principal:
First lien debt investments	$7,508,082	$7,077,977
Second lien debt investments	69,063	493,498
Unsecured debt	—	1,641
Structured finance investments	—	198,600
Equity investments(4)	1,095,622	113,180
Total	$8,672,767	$7,884,896
Proceeds from investments sold or repaid:
First lien debt investments	$(3,852,026)	$(1,312,168)
Second lien debt investments	(262,208)	(51,889)
Unsecured debt	(4,375)	(30,350)
Structured finance investments	—	—
Equity investments	—	—
Total	$(4,118,609)	$(1,394,407)
Number of portfolio companies	578	404
Weighted average yield on debt and income producing investments, at cost(1)(2)	8.76%	6.47%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	8.99%	6.44%
Average loan to value (LTV)(3)	42.70%	45.20%
Percentage of debt investments bearing a floating rate, at fair value	99.70%	99.02%
Percentage of debt investments bearing a fixed rate, at fair value	0.30%	0.98%
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
(2)As of September 30, 2022 and 2021, the weighted average total portfolio yield at cost was 8.31% and 6.41%, respectively. The weighted average total portfolio yield at fair value was 8.52% and 6.38%, respectively.
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
(4)Includes a $1,092.8 million and $0.0 million investment in our joint venture for the three months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, our portfolio companies had a weighted average annual revenue of $795.3 million weighted average annual EBITDA of $188.5 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

Our investments consisted of the following (dollar amounts in thousands):

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$44,901,859	$43,902,022	89.67%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,256,935	2,111,420	4.31	1,799,656	1,813,872	5.89
Unsecured debt	21,432	17,370	0.04	6,061	5,842	0.02
Structured finance investments	409,571	357,384	0.73	287,275	286,610	0.93
Investment in joint venture	1,895,396	1,856,239	3.79	—	—	—
Equity investments(1)	690,426	714,568	1.46	528,924	545,918	1.77
Total	$50,175,620	$48,959,003	100.00%	$30,698,023	$30,795,693	100.00%
(1)Includes equity investment in SLC.
As of September 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
BCRED Emerald JV LP
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans. The Company and the Emerald JV partner each initially agreed to contribute up to $1,500 million and $500 million, respectively, to the Emerald JV. The Company contributed approximately $733.4 million of cash, and the Emerald JV Partner contributed net assets of approximately $244.5 million (i.e., $977.8 million in net assets contributed less $733.4 million in cash received by the Emerald JV Partner) to the Emerald JV in exchange for initial equity ownership interests of approximately 75% and approximately 25%, respectively. On September 26, 2022, the Company and the Emerald JV Partner entered into the Master Framework Agreement, pursuant to which the Company and the Emerald JV Partner each agreed to increase their capital commitments to the Emerald JV to $2,250 million and $750 million, respectively. Pursuant to the Master Framework Agreement, the Company made capital contributions to the Emerald JV in an aggregate amount of approximately $940 million (consisting of cash capital contributions of $670 million and an in-kind capital contribution of investments valued at approximately $270 million), the Emerald JV Partner made capital contributions to the Emerald JV of approximately $313 million (consisting of a cash contribution of approximately $251 million and an in-kind capital contribution of investments valued at approximately $62 million), and certain of the SPV subsidiaries of the Company sold investments to the Emerald JV for an aggregate cash purchase price of approximately $1,972 million. After giving effect to the foregoing transactions, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV remain approximately 75% and approximately 25%, respectively. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. Our investment in the Emerald JV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2022.
The Company has a variable interest in the Emerald JV and has determined that the Emerald JV is a variable interest entity under ASC 810. The Company is not deemed to be the primary beneficiary of the Emerald JV as there is equal power between the Company and JV. Accordingly, the Company does not consolidate the Emerald JV.
For additional information on our joint venture debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 11. Joint Venture.”

Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total investment income	$1,044,979	$238,815	$2,337,502	$396,328
Net expenses	473,797	92,278	996,001	132,003
Net investment income before excise tax	571,182	146,537	1,341,501	264,325
Excise tax expense	—	—	292	—
Net investment income after excise tax	571,182	146,537	1,341,209	264,325
Net unrealized appreciation (depreciation)	(135,308)	21,126	(1,085,983)	89,657
Net realized gain (loss)	(99,556)	4,255	(110,874)	10,273
Net increase (decrease) in net assets resulting from operations	$336,318	$171,918	$144,352	$364,255
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
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$970,341	$231,869	$2,150,852	$380,505
Payment-in-kind interest income	36,734	1,213	89,526	1,913
Dividend income	25,152	—	70,275	—
Fee income	12,752	5,733	26,849	13,910
Total investment income	$1,044,979	$238,815	$2,337,502	$396,328

Total investment income increased to $1,045.0 million for the three months ended September 30, 2022 from $238.8 million for the same period in the prior year primarily driven by our deployment of capital, increasing interest rates, and the increased balance of our investments. The size of our investment portfolio at fair value increased to $48,959.0 million at September 30, 2022 from $17,738.4 million at September 30, 2021. Included in investment income is dividend income which increased to $25.2 million for the three months ended September 30, 2022, from $0.0 million for the same period in the prior year primarily driven by dividend income received from our JV and our investment in SLC.
Total investment income increased to $2,337.5 million for the nine months ended September 30, 2022 from $396.3 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Included in investment income is dividend income which increased to $70.3 million for the nine months ended September 30, 2022, from $0.0 million for the same period in the prior year primarily driven by dividend income received from our JV and our investment in SLC.
We may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods. In addition, the rise in interest rates in order to control inflation may correlate to increases or decreases in our net income. Increases in interest rates may adversely affect our existing borrowers.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$294,772	$39,759	$566,332	$60,544
Management fees	70,984	22,521	186,552	39,521
Income based incentive fees	83,663	21,735	194,775	35,496
Capital gains incentive fees	—	3,173	(15,059)	12,491
Distribution and shareholder servicing fees
Class S	13,811	3,442	35,703	5,598
Class D	649	97	1,570	120
Professional fees	2,215	720	7,842	2,307
Board of Trustees’ fees	239	130	641	409
Administrative service expenses	1,897	606	4,090	1,225
Other general & administrative	3,918	1,399	9,764	3,658
Organization costs	—	—	—	1,090
Amortization of continuous offering costs	1,649	1,036	3,791	2,645
Excise tax expense	—	—	292	—
Total expenses	473,797	94,618	996,293	165,104
Expense support	—	—	—	(2,199)
Recoupment of expense support	—	—	—	2,199
Management fees waived	—	(1,231)	—	(18,231)
Incentive fees waived	—	(1,109)	—	(14,870)
Net expenses	$473,797	$92,278	$996,293	$132,003
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $294.8 million for the three months ended September 30, 2022 from $39.8 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities, unsecured notes and debt securitizations. The average principal debt outstanding increased to $27,552.4 million for the three months ended September 30, 2022 from $6,814.9 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 4.17% for the three months ended September 30, 2022 from 2.19% for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $566.3 million for the nine months ended September 30, 2022 from $60.5 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities, unsecured notes and debt securitizations. The average principal debt outstanding increased to $22,342.7 million for the nine months ended September 30, 2022 from $3,512.9 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 3.27% for the nine months ended September 30, 2022 from 2.16% for the same period in the prior year.
Management Fees
Management fees increased to $71.0 million for the three months ended September 30, 2022 from $22.5 million for the same period in the prior year primarily due to an increase in gross assets. Management fees increased to $186.6 million for the nine months ended September 30, 2022 from $39.5 million for the same period in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $52,335.2 million at September 30, 2022 from $18,860.1 million at September 30, 2021. For the three and nine months ended September 30, 2021, the Adviser fully waived management fees, which resulted in a waiver of $1.2 million and $18.2 million, respectively.

Income Based Incentive Fees
Income based incentive fees increased to $83.7 million for the three months ended September 30, 2022 from $21.7 million for the same period in the prior year primarily due to our deployment of capital. Income based incentive fees increased to $194.8 million for the nine months ended September 30, 2022 from $35.5 million for the same period in the prior year primarily due to our deployment of capital. For the three and nine months ended September 30, 2021, the Adviser fully waived incentive fees, which resulted in a waiver of $1.1 million and $14.9 million, respectively.
Capital Gains Incentive Fees
We accrued capital gains incentive fees for the three and nine months ended September 30, 2022 of $0.0 million and $(15.1) million, respectively, compared to $3.2 million and $12.5 million for the same periods in the prior year, primarily due to net realized and unrealized losses in the current year contrasted to net realized and unrealized gains during the three and nine months ended September 30, 2021. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $24.4 million for the three months ended September 30, 2022 from $7.4 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $63.4 million for the nine months ended September 30, 2022 from $17.1 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
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
For the three months ended September 30, 2022 and 2021, we did not incur any, respectively in U.S. federal excise tax. For the nine months ended September 30, 2022 and 2021, we incurred $0.3 million and $0.0 million, respectively in U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net unrealized gain (loss) on investments	$(139,266)	$21,126	$(1,088,272)	$89,657
Net unrealized gain (loss) on foreign currency forward contracts	3,958	—	2,289	—
Net unrealized gain (loss) on forward purchase obligation	—	—	—	—
Net unrealized gain (loss)	$(135,308)	$21,126	$(1,085,983)	$89,657
For the three months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 1.2% during the period due to volatility in the quarter in part by rising rates and inflation. For the three months ended September 30, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity in the period.
For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 2.3% September 30, 2021, the fair value of our debt investments increased due to continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity in the period.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments	$(92,364)	$5,135	$(108,268)	$5,912
Net realized gain (loss) on forward purchase obligation	—	—	—	3,709
Net realized gain (loss) on derivative	—	—	—	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(7,192)	(880)	(2,606)	(1,682)
Net realized gain (loss)	$(99,556)	$4,255	$(110,874)	$10,273
For the three and nine months ended September 30, 2022, we generated realized gains of $11.1 million and $16.3 million, respectively, partially offset by realized losses of $110.7 million and $127.2 million, respectively, primarily from full or partial sales of our debt investments.
For the three and nine months ended September 30, 2021, we generated realized gains on investments of $4.3 million and $10.3 million, respectively, which was primarily comprised of net realized gains on sales of quoted loans and, for the nine months ended September 30, 2021, the net realized gains on sales of quoted loans, net realized gain on forward purchase obligation and net realized gains on derivative upon settlement of the Syndicated Warehouse.
The rise in interest rates in order to control inflation may correlate to increases in our net income. Increases in interest rates may adversely affect our existing borrowers.
Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.

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
As of September 30, 2022 and December 31, 2021, we had fifteen and twelve asset based leverage facilities, one and one revolving credit facility, twelve and seven unsecured note issuances, five and three debt securitizations and short term borrowings related to repurchase obligations outstanding, respectively. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt, interest rate swaps and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2022 and December 31, 2021, we had an aggregate amount of $27,543.1 million and $18,301.5 million, respectively, of debt securities outstanding and our asset coverage ratio was 181.7% and 170.2%.
Cash and cash equivalents as of September 30, 2022, taken together with our $7,871.7 million of available capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of September 30, 2022, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our common shares and available borrowing capacity under our credit facilities. Additionally, we held $9,207.6 million of Level 2 debt investments as of September 30, 2022, which could provide additional liquidity if necessary.
Although we were able to close on a new revolving credit facility, issue several new unsecured notes and issue a debt securitization during the three months ended September 30, 2022, recent macroeconomic or market volatility, COVID-19, geopolitical uncertainties or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2022, we had $1,589.0 million in cash and cash equivalents. During the nine months ended September 30, 2022, cash used in operating activities was $18,356.2 million, primarily as a result of funding portfolio investments of $24,992.6 million, partially offset by proceeds from sale of investments of $5,604.9 million and an increase in payables for investments purchases of $381.8 million. Cash provided by financing activities was $19,332.0 million during the period, primarily as a result of new share issuances related to $11,093.5 million of subscriptions and net borrowings of $9,306.1 million.
As of September 30, 2021, we had $392.8 million in cash and cash equivalents. During the nine months ended September 30, 2021, cash used in operating activities was $16,041.5 million, primarily as a result of funding portfolio investments of $18,427.3 million, the acquisition of Twin Peaks for $697.4 million (net of cash assumed), partially offset by proceeds from sale of investments of $2,117.8 million and an increase in payables for investments purchases of $1,336.6 million. Cash provided by financing activities was $16,434.3 million during the period, primarily as a result of new share issuances related to $8,277.0 million of subscriptions and net borrowings of $8,326.9 million.

Equity
The following table summarizes issuances and repurchases of our common shares of beneficial interest during the three months ended September 30, 2022 (dollars in thousands except share amounts):

	September 30, 2022
	Shares	Amount
CLASS I
Subscriptions	50,251,731	$1,253,674
Share transfers between classes	672,828	16,753
Distributions reinvested	6,079,533	151,911
Share repurchases	(24,860,836)	(612,073)
Early repurchase deduction	—	426
Net increase (decrease)	32,143,256	$810,691
CLASS S
Subscriptions	24,072,466	$601,002
Share transfers between classes	(260,310)	(6,483)
Distributions reinvested	2,447,304	61,154
Share repurchases	(1,963,074)	(48,331)
Early repurchase deduction	—	360
Net increase (decrease)	24,296,386	$607,702
CLASS D
Subscriptions	7,190,702	$179,680
Share transfers between classes	(412,518)	(10,270)
Distributions reinvested	456,349	11,404
Share repurchases	(154,765)	(3,810)
Early repurchase deduction	—	14
Net increase (decrease)	7,079,768	$177,018
Total net increase (decrease)	63,519,410	$1,595,411
The following table summarizes issuances and repurchases of our common shares of beneficial interest during the nine months ended September 30, 2022 (dollars in thousands except share amounts):

	September 30, 2022
	Shares	Amount
CLASS I
Subscriptions	271,964,030	$6,973,021
Share transfers between classes	2,206,163	56,232
Distributions reinvested	14,582,560	370,696
Share repurchases	(36,739,213)	(908,178)
Early repurchase deduction	—	3,339
Net increase (decrease)	252,013,540	$6,495,110
CLASS S
Subscriptions	132,866,990	$3,406,722
Share transfers between classes	(437,194)	(11,003)
Distributions reinvested	5,600,358	142,331
Share repurchases	(3,628,447)	(90,294)
Early repurchase deduction	—	711
Net increase (decrease)	134,401,707	$3,448,467
CLASS D
Subscriptions	27,916,681	$713,712
Share transfers between classes	(1,768,969)	(45,229)
Distributions reinvested	973,728	24,710
Share repurchases	(246,189)	(6,087)
Early repurchase deduction	—	73
Net increase (decrease)	26,875,251	$687,179
Total net increase (decrease)	413,290,498	$10,630,756

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
The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	240,492,026	$6,148,343
Share transfers between classes	675,642	17,438
Distributions reinvested	2,859,118	73,596
Share repurchases	(158,598)	(4,103)
Early repurchase deduction	—	63
Net increase (decrease)	243,868,188	$6,235,337
CLASS S
Subscriptions	74,739,583	$1,916,892
Share transfers between classes	(133,281)	(3,439)
Distributions reinvested	807,553	20,812
Share repurchases	(3,875)	(100)
Early repurchase deduction fees	—	19
Net increase (decrease)	75,409,980	$1,934,184
CLASS D
Subscriptions	8,259,128	$212,894
Share transfers between classes	(542,361)	(13,999)
Distributions reinvested	49,260	1,272
Share repurchases	—	—
Early repurchase deduction fees	—	1
Net increase (decrease)	7,766,027	$200,168
Total net increase (decrease)	327,044,195	$8,369,689

Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2022 (dollar amounts in thousands, except share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 23, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 23, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 23, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
August 24, 2022	August 31, 2022	September 28, 2022	0.2440	148,413	(1)
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
			$1.6360	$871,106

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 23, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 23, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 23, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
August 24, 2022	August 31, 2022	September 28, 2022	0.2263	58,706	(1)
September 7, 2022	September 30, 2022	October 26, 2022	0.1562	41,985
			$1.4734	$327,287

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 23, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 23, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 23, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
August 24, 2022	August 31, 2022	September 28, 2022	0.2388	10,007	(1)
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
			$1.5881	$52,959

The following table presents distributions that were declared during the nine months ended September 30, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
			$1.5229	$207,543

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
			$1.3638	$51,138

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	0.1510	205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
			$0.9414	$4,120
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6360	$871,106	$1.4734	$327,287	$1.5881	$52,959
Net realized gains	—	—	—	—	—	—
Total	$1.6360	$871,106	$1.4734	$327,287	$1.5881	$52,959

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
During the three months ended September 30, 2022, approximately 26,978,676 shares were repurchased (total value of $664.2 million based on September 30, 2022 NAV of $24.62). During the nine months ended September 30, 2022, approximately 40,613,906 shares were repurchased (total value of $1.0 billion based on September 30, 2022 NAV of $24.62).
During the three and nine months ended September 30, 2021, approximately 113,735 shares were repurchased (total value of $2.9 million based on September 30, 2021 NAV of $25.90).
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2022:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	5.00%	$25.82	March 31, 2022	$54,464	2,146,916	0.43%	—
May 31, 2022	5.00%	$24.80	June 30, 2022	$282,505	11,488,257	1.66%	—
August 31, 2022	5.00%	$24.62	September 30, 2022	$663,415	26,978,603	3.19%	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2021:

Repurchase deadline request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Number of Shares Repurchased (all classes)(1)	Percentage of Outstanding Shares Repurchased (2)
May 28, 2021	5.00%	June 30, 2021	$1,233	48,738	0.06%
August 31, 2021	5.00%	September 30, 2021	$2,887	113,735	0.06%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchases requests were satisfied in full.

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,449,196	$1,449,196	$200,804	$200,804
Castle Peak Funding Facility (4)	1,600,000	1,195,027	1,195,027	404,973	327,034
Maroon Peak Funding Facility	800,000	800,000	800,000	—	—
Summit Peak Funding Facility (5)	2,300,000	1,535,572	1,535,572	764,428	111,342
Denali Peak Funding Facility	750,000	749,800	749,800	200	200
Bushnell Peak Funding Facility	600,000	600,000	600,000	—	—
Granite Peak Funding Facility	750,000	562,700	562,700	187,300	113,734
Middle Peak Funding Facility	800,000	599,950	599,950	200,050	200,050
Bison Peak Funding Facility	1,500,000	1,467,300	1,467,300	32,700	32,700
Blanca Peak Funding Facility	1,500,000	1,000,000	1,000,000	500,000	380,923
Windom Peak Funding Facility(6)	2,000,000	1,612,648	1,612,648	387,352	386,613
Monarch Peak Funding Facility	2,000,000	1,123,400	1,123,400	876,600	46,780
Borah Peak Funding Facility	400,000	381,000	381,000	19,000	19,000
Naomi Peak Funding Facility	400,000	340,000	340,000	60,000	60,000
Meridian Peak Funding Facility	500,000	100,000	100,000	400,000	400,000
2022-1 BSL WH	400,000	168,000	168,000	232,000	232,000
Revolving Credit Facility (7)	5,150,000	1,543,710	1,543,710	3,606,290	3,578,119
June 2024 Notes (8)(11)	435,000	435,000	413,517	—	—
June 2026 Notes (8)	400,000	400,000	397,444	—	—
September 2024 Notes (8)(11)	365,000	365,000	344,879	—	—
December 2026 Notes (8)(11)	1,250,000	1,250,000	1,155,655	—	—
November 2026 Eurobonds (8)(9)	580,475	580,475	484,402	—	—
November 2024 Notes (8)(11)	500,000	500,000	470,872	—	—
March 2027 Notes (8)	1,000,000	1,000,000	988,722	—	—
January 2025 Notes (8)(11)	500,000	500,000	469,326	—	—
January 2029 Notes (8)	650,000	650,000	638,778	—	—
March 2025 Notes (8)(11)	900,000	900,000	852,378	—	—
May 2027 Notes (8)(11)	625,000	625,000	593,636	—	—
April 2026 UK Bonds (8)(9)(12)	326,925	326,925	248,301	—	—
September 2025 Notes	600,000	600,000	590,541	—	—
2021-1 BSL Debt (10)	663,000	663,000	661,975	—	—
2022-1 BSL Debt (10)	420,000	420,000	418,376	—	—
2021-2 Debt (10)	505,800	505,800	504,222	—	—
MML 2021-1 Debt (10)	690,000	690,000	685,943	—	—
MML 2022-1 Debt (10)	759,000	759,000	753,757	—	—
MML 2022-2 Debt(10)	300,500	300,500	297,971	—	—
Short-Term Borrowings	844,083	844,083	844,083	—	—
Total	$35,414,783	$27,543,087	$27,043,081	$7,871,697	$6,089,299

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$879,000	$879,000	$771,000	$—
Castle Peak Funding Facility (4)	1,600,000	1,171,809	1,171,809	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	216,048	216,048
Summit Peak Funding Facility (5)	2,000,000	1,643,154	1,643,154	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	107,200	107,200
Windom Peak Funding Facility(6)	1,000,000	989,759	989,759	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	432,600	68,250
Revolving Credit Facility (7)	3,250,000	1,144,422	1,144,422	2,105,578	2,105,578
June 2024 Notes (8)	435,000	435,000	431,854	—	—
June 2026 Notes (8)	400,000	400,000	396,952	—	—
September 2024 Notes (8)	365,000	365,000	361,805	—	—
December 2026 Notes (8)	1,250,000	1,250,000	1,227,844	—	—
November 2026 Eurobonds (8)(9)	569,958	569,958	563,695	—	—
November 2024 Notes (8)	500,000	500,000	496,054	—	—
March 2027 Notes (8)	1,000,000	1,000,000	987,298	—	—
2021-1 BSL Debt (10)	663,000	663,000	661,910	—	—
2021-2 Debt (10)	505,800	505,800	504,124	—	—
MML 2021-1 Debt (10)	690,000	690,000	685,696	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Bard Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and Euros (EUR) of 39.2 million and 36.0 million, respectively.
(4)Under the Castle Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), British Pounds (GBP), and Euros (EUR) of 60.0 million, 42.4 million, and 36.0 million respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 60.0 million and 42.4 million, respectively.
(5)Under the Summit Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 99.2 million and 6.1 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 60.0 million.
(6)Under the Windom Peak Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022 and December 31, 2021, the Company had borrowings denominated in British Pounds (GBP) of 43.6 million and 43.6 million, respectively.
(7)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Swiss Franc (CHF), British Pounds (GBP), and Euros (EUR) of 323.6 million, 105.1 million, 660.3 million, and 75.5 million, respectively . As December 31, 2021 the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 46.8 million and 156.9 million, respectively.
(8)The carrying value of the Company's June 2024 Notes, June 2026 Notes, September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, May 2027 Notes, April 2026 UK Bonds, and September 2025 Notes are presented net of unamortized debt issuance costs of $2.2 million, $2.5 million, $2.3 million, $19.6 million, $6.1 million, $3.1 million, $11.3 million, $3.9 million, $11.2 million, $7.3 million, $2.5 million, $3.1 million, and $8.9 million, respectively, as of September 30, 2022. The carrying value of the Company's June 2024 Notes, September 2024 Notes, June 2026 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes and March 2027 Notes are presented net of unamortized debt issuance costs of $3.1 million, $3.2 million, $3.0 million, $22.2 million, $6.3 million, $3.9 million and $12.7 million, respectively, as of December 31, 2021.
(9)The November 2026 Eurobonds are denominated in Euros and were converted from local currency (EUR) to U.S. Dollars at the time of the transaction. The April 2026 UK Bonds are denominated in British Pounds and were converted from local currency (GBP) to U.S. Dollars at the time of the transaction.

(10)The carrying value of the Company’s 2021-1 BSL Debt, 2022-1 BSL Debt, 2021-2 Debt, MML 2021-1 Debt, MML 2022-1 Debt and MML 2022-2 Debt is presented net of unamortized debt issuance costs of $1.0 million, $1.6 million, $1.6 million, $4.2 million, $5.3 million, and $2.5 million as of September 30, 2022. The carrying value of the Company’s 2021-1 BSL Debt, 2021-2 Debt and MML 2021-1 Debt is presented net of unamortized debt issuance costs of $1.1 million, $1.7 million and $4.3 million as of December 31, 2021.
(11)Inclusive of change in fair market value of effective hedge.

For additional information on our debt obligations see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings.”
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2022 and December 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $6,856.5 million and $4,870.5 million, respectively.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management is not aware of any pending or threatened litigation.

Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Purchase Agreement”), by and among us, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), BCRED Twin Peaks LLC (“Twin Peaks”), Teacher Retirement System of Texas, an investor in Seller, and the Adviser, we acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers (including delayed draw term loans), five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 12. Twin Peaks Acquisition.”
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

Performance

	Inception Date	YTD Return (1)
Class I	January 7, 2021	1.26%
Class S (no upfront placement fee)	January 7, 2021	0.62%
Class S (with upfront placement fee)	January 7, 2021	(2.90)%
Class D (no upfront placement fee)	May 1, 2021	1.07%
Class D (with upfront placement fee)	May 1, 2021	(0.43)%
(1)YTD return is through September 30, 2022 and assumes distributions are reinvested pursuant to the Company’s dividend reinvestment plan. Amounts are not annualized.
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
As of September 30, 2022, 99.7% of our debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$1,439,893	$(747,403)	$692,490
Up 200 basis points	959,929	(498,269)	461,660
Up 100 basis points	479,964	(249,134)	230,830
Down 100 basis points	(479,319)	249,134	(230,185)
Down 200 basis points	(952,227)	498,269	(453,958)
(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three months ended September 30, 2022 for more information on the income based incentive fees.

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

Inflation
In the U.S., rising interest rates and the resulting higher cost of capital has the potential to negatively impact the free cash flow and credit quality of certain borrowers. In addition, rising costs resulting from heightened energy prices and input costs are contributing to margin pressures at certain of our portfolio companies. Such investments would continue to be negatively impacted by a sustained high rate of inflation if they are unable to mitigate margin pressures, especially if concurrent with an increase in their debt service costs. If higher than expected rates of inflation and expected significant interest rate increases in 2022 occur concurrently with a period of economic weakness or a slowdown in growth, portfolio performance in our portfolio companies may be negatively impacted. Although rising interest rates have the potential to negatively impact the financial performance of certain borrowers, the performance of the Company has generally benefited from rising interest rates as a substantial majority of the portfolio is floating rate. In addition, continued market dislocation may create attractive deployment opportunities, as borrowers seek alternative lending sources. Nonetheless, significant market dislocation could limit the liquidity of certain assets traded in the credit markets, and this would impact the Company's ability to sell such assets at attractive prices or in a timely manner.
Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that are likely to continue to create headwinds to economic growth. In the U.S., annual inflation was 8.2% in September, down from 9.1% in June but still well above the Federal Reserve’s long-run target of 2%. In Eurozone economies, inflation increased to a record 9.9% in September, up from 9.1% in August.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on October 20, 2022, September 22, 2022 and August 24, 2022 for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended September 30, 2022:

Offer Date	Tender Offer Expiration	Percentage of Outstanding Shares the Company Offered to Repurchase (1)	Tender Offer (2)	Purchase Price per Share	Shares Repurchased
August 04, 2022	August 31, 2022	5.00%	663,415	$24.62	26,978,603
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

4.2
Tenth Supplemental Indenture, dated as of September 27, 2022, relating to the 7.050% Notes due 2025, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 27, 2022).

4.3	Form of 7.050% Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 27, 2022).

4.4
Registration Rights Agreement, dated as of September 27, 2022, relating to the Notes, by and among the Fund and BofA Securities, Inc., Citigroup Global Markets Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 27, 2022).

10.1	Amended and Restated Investment Advisory Agreement, dated August 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2022).

10.2
Note Purchase Agreement, dated October 11, 2022, by and among Blackstone Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2022).

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

Blackstone Private Credit Fund

November 14, 2022	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

November 14, 2022	/s/ Kevin Kresge
Kevin Kresge
Interim Chief Financial Officer