Form 10-K
period 2022-12-31
Blackstone Private Credit Fund
filed 2023-03-17
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Class I Common shares of beneficial interest, par value $0.01
Class S Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐   No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically  every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”
and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒
As of December 31, 2022, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).
The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 13, 2023 was 607,214,020, 291,608,554, and 50,503,702 of Class I, Class S and Class D common shares, respectively. Common Shares outstanding exclude March 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (together, with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•general economic, logistical and political trends and other external factors, including inflation and recent supply chain and labor market disruptions;
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
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by the novel coronavirus (“COVID-19”);
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the impact of future acquisitions and divestitures;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•general price and volume fluctuations in the stock market;
•our ability to maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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
•As required by the 1940 Act (as defined below), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•Extensive regulation of our businesses affects our activities, creates the potential for significant liabilities and penalties, may make it more difficult for us to deploy capital in certain jurisdictions or sell assets to certain buyers, and could result in additional burdens on our business.
•Changes in laws or regulations governing our operations may adversely affect our business, and the impact of financial reform legislation on us is uncertain.
•Although we have implemented a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders or not repurchase such shares, and our Board has the ability to amend or suspend any share repurchase program.
•Efforts to comply with regulations applicable to a public reporting company will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
•General economic conditions, including those in Europe, could adversely affect the performance of our investments and operations.
Risks Related to Our Investments
•We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.
•Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or default on such debt.
•We are exposed to risks associated with changes in interest rates.
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
Risks Related to the Adviser and Its Affiliates; Conflicts of Interest
•The Adviser and its affiliates, including our officers and some of our Board, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
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
•Regulations governing our operation as a BDC and a regulated investment company (“RIC”) will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.
Risks Related to Debt Financing
•We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us.
•Provisions in a credit facility may limit our investment discretion and we may default under our credit facilities.
•We are subject to risks associated with the unsecured notes and debt securitizations that we have issued and our credit facilities.
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.
Risks Related to an Investment in the Common Shares
•The value of your investment in us may be reduced in the event our assets under-perform.
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

PART I
Item 1. Business.
Our Company
Blackstone Private Credit Fund (together with its consolidated subsidiaries, “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We are externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC (“Harvest”) and Blackstone Insurance Solutions (“BIS”). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its "Credit & Insurance" reporting segment.
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
We are currently offering on a continuous basis up to $36.5 billion of Common Shares pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.
Our Investment Adviser
Our investment activities are managed by our Adviser, a subsidiary of Blackstone Alternative Credit Advisors LP, the primary investment manager for Blackstone Credit. The principal executive offices of our Adviser are located at 345 Park Avenue, 31st Floor New York, NY, 10154. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
6

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit, including our Adviser and its affiliates, subject to the policies and procedures of Blackstone regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction). With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the portfolio company fits our investment strategy.
Our Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Adviser’s Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of Blackstone and Blackstone Credit. There are no representatives from other business groups of Blackstone involved in the Adviser’s Investment Committee process.
We have agreed to pay our Adviser a management fee payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. We also pay the Adviser an income based incentive fee and a capital gains based incentive fee. See “—Investment Advisory Agreement” for more information.
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. See “—Allocation of Investment Opportunities and Potential Conflicts of Interests” and “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates”.
Our Administrator
Blackstone Alternative Credit Advisors LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of our Administrator are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses in connection with administrative services performed for us. See “—Administration Agreement”.
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
Blackstone’s four business segments are real estate, private equity, credit and insurance, and hedge fund solutions. Through its different investment businesses, as of December 31, 2022, Blackstone had total assets under management of approximately $975 billion. As of December 31, 2022, Blackstone Credit’s asset management operation had aggregate assets under management of approximately $246 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds, and approximately $280 billion with the inclusion of Harvest and BIS. Blackstone Credit, through its affiliates, employed 518 people headquartered in New York, with offices in London, Dublin, Houston, Baltimore, San Francisco, Chicago, Miami, Toronto, Frankfurt, Madrid, Milan, Paris, Sydney, Hong Kong, Tokyo and Singapore as of January 1, 2023. Blackstone Credit’s 138-person private credit investment team (excluding Dwight Scott, Global Head of Blackstone Credit) is supported by a 56-person Chief Investment Office team, which consists of individuals focused on Investment Process, Portfolio Management, Asset Management, Capital
7

Formation, Insurance Portfolios, and Data Sciences. Blackstone Credit’s Senior Managing Directors have on average 24 years of industry experience. Since inception, Blackstone Credit has originated over $149 billion in private credit transactions and during 2022, Blackstone Credit originated over $34 billion in private credit transactions. Blackstone Credit believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
Market Opportunity
We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.
Attractive Opportunities in Senior Secured Loans
We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be collateralized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e., most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration.
Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies, which includes middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit. As of December 31, 2022, private equity funds with strategies focused on leveraged buyouts in North America had approximately $579.1 billion of “dry powder” (i.e., uncalled capital commitments), which should similarly drive demand for private capital providers like Blackstone Credit.1 This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit benefits from increasing flow of larger scale deals that have become increasingly available to direct lending universe over traditional banks and other financing institutions.

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

Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), private credit markets financed 274 leveraged buyouts (“LBO”) (83% of total LBOs in 2022) compared to the publicly syndicated markets, which financed only 56 (17% of total LBOs in 2022). In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of supply in financing to private companies. As of July 2020, there were approximately 4,375 banks in the U.S., which was only one-third of the number of banks in 1984, according to Federal Reserve Economic Data.
We also believe that lending and originating new loans to private companies generally requires a greater dedication of the lender’s time and resources compared to lending to public companies, due in part to the size of each investment and the often fragmented nature of information available from these companies. Further, we believe that many investment firms lack
1 Source: Preqin, December 2022. Represents dry powder (i.e., uncalled capital commitments) for private equity buyouts in North America.
8

the breadth and scale necessary to identify investment opportunities, particularly in regard to directly originated investments in private companies, and thus attractive investment opportunities are often overlooked.
Growing Opportunities in Europe. We believe the market for European direct lending provides attractive opportunities. In recent years, we have continued to see a growing number of corporate carve-outs and divestitures driven by pressure on European public companies from activists, streamlining of operations, and sustained pressure from European competition authorities. This creates a source of deal flow that we believe Blackstone Credit is uniquely placed to execute. We further believe that the strong fundraising environment globally for private equity over the past few years will also continue to drive deal flow for European originated transactions. We anticipate that many of our opportunities to provide originated loans or other financing will be in connection with leveraged buy-outs by private equity firms. Globally, private equity dry powder (uncalled capital commitments) currently stands at over $900 billion2, which means that these private equity firms have a large amount of capital available to conduct transactions, which we believe will create debt financing opportunities for us. Although we believe the alternative credit market in Europe is still somewhat less developed compared to its U.S. counterpart, acceptance of private capital in Europe has grown substantially in recent years. Across the U.S. and Europe, we believe Blackstone Credit has the ability to take advantage of a dislocation in capital markets as a result of volatility by providing financing solutions, including anchoring loan syndications, originating loans where traditional banks are unwilling or unable to do so, or buying investments in the secondary market, all of which we may be able to do on more attractive terms in times of market disruption than would otherwise be available. This deployment of capital through a market dislocation strategy remains firmly within Blackstone Credit’s investment philosophy—focusing on performing companies where Blackstone Credit has enhanced access and a due diligence advantage.
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
Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit’s approximately $246 billion platform, as of December 31, 2022, and affiliation with Blackstone are distinct strengths when sourcing proprietary investment opportunities and provide Blackstone Credit with a differentiated capability to invest in large, complex opportunities. Blackstone Credit is invested in over 3,100 corporate issuers across its portfolios globally and has focused primarily on the non-investment grade corporate credit market since its inception in 2005.3 Blackstone Credit expects that in the current environment, in which committed capital from banks remains scarce, the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit to command more favorable terms for its investments. Blackstone Credit seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit’s origination channel, we seek to leverage the global presence of Blackstone Credit to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.
Established Origination Platform with Strong Credit Expertise. As of December 31, 2022, Blackstone Credit, through its affiliates, employed 518 people headquartered in New York, with offices in London, Dublin, Houston, Baltimore, San Francisco, Chicago, Miami, Toronto, Frankfurt, Madrid, Milan, Paris, Sydney, Hong Kong, Tokyo and Singapore as of January 1, 2023. Blackstone Credit’s 138-person private credit investment team (excluding Dwight Scott, Global Head of Blackstone Credit) is supported by a 56-person Chief Investment Office team, which consists of individuals focused on Investment Process, Portfolio Management, Asset Management, Capital Formation, Insurance Portfolios, and Data Sciences. Blackstone Credit’s Senior Managing Directors have on average 24 years of industry experience. Since inception, Blackstone
2 Source: Preqin, December 2022. Represents dry powder (i.e., uncalled capital commitments) for private equity buyouts globally.
3 As of December 31, 2022. Reflects unique corporate issuers across funds and accounts managed by Liquid Credit Strategies and Private Credit Strategies.
9

Credit has originated over $149 billion in private credit transactions and during 2022, Blackstone Credit originated over $34 billion in private credit transactions.4 We believe that Blackstone Credit’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities. With Blackstone's scale and experienced platform, and the Company’s high-quality portfolio and floating-rate focus, we think BCRED is enviably well-positioned to help investors adapt to today’s challenging inflationary and interest-rate environment.
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

Value-Added Capital Provider and Partner Leveraging the Blackstone Credit Advantage Program. Blackstone Credit has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and believes our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit has access to the significant resources of the Blackstone platform, including the Blackstone Advantage Program (“Blackstone Advantage”), which refers to the active management of the Blackstone portfolio company network, including cross-selling efforts across all of Blackstone, and aims to ensure practice sharing, operational, and commercial synergies among portfolio companies, effective deployment of Blackstone resources, and communication of the program with businesses and partners, and the Blackstone Credit Advantage Program (“Blackstone Credit Advantage”), which is a global platform that provides access to a range of cost saving, revenue generating and best practice sharing opportunities. Specifically, Blackstone Credit Advantage provides (i) partnership and best practices for portfolio companies by offering invaluable access to industry and function experts both within the Blackstone organization (including the Blackstone Portfolio Operations team) and the network among portfolio companies; (ii) cross selling opportunities across Blackstone and Blackstone Credit portfolio companies; (iii) industry knowledge via leadership summits and roundtables; and (iv) quarterly reports sharing meaningful insights from CEOs on business and economic trends. Finally, one of the most important benefits of the program is Blackstone’s GPO, which is a collective purchasing platform that leverages the scale and buying power of the $5.9 billion of estimated total spending of Blackstone’s portfolio companies with strategic partners and vendors measured over the past 10+ years. Blackstone and Blackstone Credit portfolio companies have generated significant cost savings through their use of the GPO, up to 40%, often from existing suppliers, on maintenance, repair, operations, back office, information technology, hardware, software, telecommunications, business insurance and human resources, among others. The benefits of working with Blackstone’s GPO can include improved pricing and terms, differentiated service, and ongoing service that drops straight to the bottom line. As of December 31, 2022, Blackstone Advantage has grown revenue by over $500 million for Blackstone portfolio companies and Blackstone Credit Advantage has reduced annual costs by $249 million. The dedicated Blackstone Credit operational program provides support to portfolio companies and has created approximately $3 billion5 in value. Blackstone Advantage has 112 internal Blackstone resources available to our portfolio companies as of December 31, 2022.
Flexible Investment Approach. Blackstone Credit believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction.  Blackstone Credit’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive.  Over time, Blackstone Credit has demonstrated the ability to negotiate more favorable terms for
4 As of December 31, 2022. Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.
5 Value creation represents $249 million of total annual savings as of December 31, 2022, representing estimated savings utilizing the Blackstone Credit Advantage program at the time cost is benchmarked with portfolio companies. Savings improved portfolio company EBITDA and created value assuming a 12x average EBITDA multiple.

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
Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies, which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, Blackstone Credit’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the North America direct lending investment strategy. Blackstone Credit generally targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.
Strong Investment Track Record. Blackstone Credit’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit. Since 2005 through December 31, 2022, Blackstone Credit has invested approximately $149 billion in capital in privately-originated transactions6. Specifically within the North America Direct Lending Strategy, Blackstone Credit has invested approximately $85 billion7 in privately originated or privately negotiated first l
6 Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.
7 Represents U.S. and Canada first lien and unitranche debt (which may be secured by the applicable borrower’s assets and/or equity) transactions in companies that were originated or anchored by certain Blackstone Credit managed, advised or sub-advised funds, Blackstone Credit managed mezzanine funds and Blackstone Credit advised business development companies (such advised business development companies, the “BDCs”), as well as certain other Blackstone Credit managed funds and accounts) and, with respect to certain transactions, investments allocated to affiliates of Blackstone Credit, which may be sold to Blackstone Credit managed funds or accounts in the future, since 2006 (the “North America Direct Lending Track Record”). With respect to certain transactions, the North America Direct Lending Track Record includes free equity and/or warrants that accompanied the debt financings, as well as any loans or securities into which the applicable first lien and unitranche debt may have been restructured subsequent to Blackstone Credit’s initial investment.  The North America Direct Lending Track Record excludes (i) broadly syndicated, mezzanine, second lien and equity (other than the aforementioned free equity and/or warrants or securities issued upon restructuring) transactions, among others and (ii) transactions where Blackstone Credit’s invested capital (net of transactions fees) was under $25 million.

ien and unitranche transactions. Corresponding to this North America Direct Lending track record, Blackstone Credit has an annualized loss rate of 0.14%.8
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other non-traded BDCs, with low management fees, expenses, and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other non-traded BDCs.
Scale. Scale allows for more resources to source, diligence and monitor investments, and enables us to move up market where there is often less competition.
The Board of Trustees
Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of seven members, five of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.
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
8 Represents Blackstone Credit North America Direct Lending platform’s annualized net losses for substantially realized (in the manager’s discretion) defaulted investments from 2006 to December 31, 2022, across the platform.  An investment is deemed defaulted if 1. a payment was missed, 2. bankruptcy was declared, 3. there was a restructuring, or 4. it was realized with a total multiple on invested capital less than 1.0x.  Net losses include all profits and losses associated with the defaulted investment, including interest payments received.  Net losses are represented in the year the defaulted investment is substantially realized and excludes all losses associated with unrealized investments. The annualized net loss rate is the Net losses divided by the average annual remaining invested capital within the platform.  The realized loss rate includes investments for periods prior to December 31, 2017, in BDCs that were sub-advised by Blackstone Credit on a non-discretionary basis until April 9, 2018. Investments sourced by Blackstone Credit for these BDCs did, in certain cases, experience defaults and losses after Blackstone Credit was no longer sub-adviser and such defaults and losses are not included in the rates provided. Previously, Blackstone Credit North America Direct Lending platform’s methodology for calculating the platform’s average annual loss rate was based on net loss of principal resulting only from payment defaults in the year of default, but excluding interest payments. Past performance is not necessarily indicative of future results, and there can be no assurance that Blackstone Credit will achieve comparable results or that any entity or account managed or advised by Blackstone Credit will be able to implement its investment strategy or achieve its investment objectives.

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
Credit Analysis/Due Diligence. Before undertaking an investment, the Investment Team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy for originated investments, which may include but are not limited to:
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
Once in-depth diligence has begun, the investment team presents updates at the weekly Investment Committee meetings. The senior team reviews all activity for the prior week, with a focus on detailed updates of ongoing situations and in-

depth review of all new investment opportunities. The type of diligence materials reviewed at these meetings for each company may include, but are not limited to:
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

The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Dwight Scott, Brad Marshall, Robert Zable, Michael Zawadzki, Dan Smith, Rob Horn, Rob Petrini, Louis Salvatore and Paulo Eapen. Others who participate in the Investment Committee process include the members of the Investment Team responsible for sourcing, analyzing and conducting due diligence on the investment and other senior members of Blackstone Credit. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to a sub-committee of the full Investment Committee. For broadly syndicated loan investments made by the Company alongside funds within Blackstone Credit’s Liquid Credit Strategies, the portfolio managers of the Company may conduct a joint investment committee with the Liquid Credit Strategies business that follows the investment committee process for the Liquid Credit Strategies business in lieu of the Investment Committee process described above. There are no representatives from other business groups of Blackstone involved in the Company’s Investment Committee process.
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
Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, a valuation committee appointed by the Board will assist the Board in determining the fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board.
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

Investments
As of December 31, 2022, the fair value of our investments was $48,908.6 million in 532 portfolio companies.
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2022
	Cost	Fair value	% of Total Investments at Fair Value
First lien debt	$44,461,300	$43,710,812	89.37%
Second lien debt	2,074,849	1,872,806	3.83
Unsecured debt	17,583	13,948	0.03
Structured finance investments	409,633	365,269	0.75
Investments in joint ventures	2,232,706	2,188,394	4.47
Equity investments (1)	739,225	757,379	1.55
Total	$49,935,296	$48,908,608	100.00%

(1)Includes equity investment in SLC.

See the Consolidated Schedule of Investments as of December 31, 2022, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
As of December 31, 2022 the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $6,343.1 million.
Allocation of Investment Opportunities
General
Blackstone Credit, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit may establish. See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates—There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.”
Blackstone Credit will share any investment and sale opportunities with its other clients and the Company in accordance with the Investment Advisers Act of 1940, as amended (the "Advisers Act") and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this annual report, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements. In addition, we expect to offer certain opportunities appropriate for the Company's subsidiaries not wholly owned by the Company, which will result in the Company having less exposure to such assets than it otherwise would have.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which in certain circumstances likely limit the Company’s ability to make investments or enter into other transactions alongside other clients.
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established objective board criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Blackstone Credit-managed BDCs (including the Company, the “Blackstone Credit BDCs”), and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria and is otherwise consistent within the Company's then current investment objectives and strategies, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate. The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Blackstone Credit

BDCs and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class. We generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
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
Human Resource Capital
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
(2) Securities of any Eligible Portfolio Company controlled by the BDC.
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
(4) Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60% of the outstanding equity of the Eligible Portfolio Company.
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
Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
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
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On August 24, 2020, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
We have established one or more credit facilities and/or subscription facilities and may establish future facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facilities bear, and it is anticipated that any future credit facilities will bear interest at floating rates at to-be-determined spreads over LIBOR or another applicable benchmark (e.g., SOFR). We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
We also issued unsecured bonds and may have additional bond offerings in the future.
We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.
We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Risks Related to Debt Financing—We have formed CLOs, and may form additional CLOs in the future, which may subject us to certain structured financing risks.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
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
Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the first calendar month in which we had operations, net assets were measured as the beginning net assets as of the date on which the Company broke escrow on January 7, 2021 (the “Escrow Break Date”). Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. In addition, the Adviser agreed to waive its management fee for the first six months following the date on which we break escrow for our offering.
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
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind ("PIK") interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
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
Administration Agreement
Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator intends to hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation from the Administrator for its sub-administrative services under a sub-administration agreement.
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
Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent Trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Advisory

Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
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
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income (“ICTI”) (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to our shareholders. See “Description of our Shares” and “Certain U.S. Federal Income Tax Considerations.”
The per share amount of distributions on Class I, Class S, and Class D shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Class I shares).
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
Distribution and Servicing Plan
The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to the Class I, Class S, and Class D on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—
Class S shares	0.85%
Class D shares	0.25%
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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program
We have implemented a share repurchase program under which, at the discretion of our Board, we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. Our Board may amend or suspend the share repurchase program (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.
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
Proxy Voting Records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.

Reporting Obligations and Available Information
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and our trustees, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 13(a), 15(d) or 16(a) of the 1934 Act.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information.  We have made available free of charge on our website (www.bcred.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K.
Material U.S. Federal Income Tax Considerations
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
Taxation as a Regulated Investment Company
The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.
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
As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-

exempt income for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.
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
If the Company fails to qualify as a RIC or fails to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
Item 1A. Risk Factors.
Investing in our shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks set forth below are not the only risks we face. Such additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
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
Price declines in the medium- and large-sized corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
Conditions in the U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the 2008-2009 financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days' written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.
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
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in U.S. private companies. As a result of these new competitors entering the financing markets in which we operate, competition for investment opportunities in U.S. private companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in U.S. private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful. Blackstone Credit, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction, involving an affiliate.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.
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

Although we have implemented a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.
Our Board may amend or suspend the share repurchase program at any time in its discretion (including to offer to purchase fewer shares). Shareholders may not be able to sell their shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
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
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from any securities offering. Therefore, portions of the distributions that we make may represent a return of capital to a shareholder that will lower such shareholder’s tax basis in its shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from securities offerings, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

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

As a public reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, particularly given the current administration, could result in additional burdens on our business.
Our business, the businesses of the Adviser, the Intermediary Manager and their affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.
We, the Adviser, the Intermediary Manager or their affiliates are subject to requests for information, inquiries and informal or formal investigations by the SEC and other regulatory authorities. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser, the Intermediary Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.
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
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
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
We hold assets and have made borrowings denominated in foreign currencies, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs. See “—We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.”
General economic conditions could adversely affect the performance of our investments and operations.
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “E.U.”), and instability in the Chinese capital markets. Although the broader outlook remains constructive, geopolitical instability continues to pose risk In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current ongoing conflict between Russia and Ukraine and the rapidly evolving measures in response, could lead to disruption, instability and volatility in the global markets. Certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions which impacted the value of any collateral securing our senior secured debt in 2022 and may continue to impact such collateral in 2023. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions.  The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms.  Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations.  In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with the Company, which in turn may result in fewer co-investment opportunities being made available to the Company or impact the Company’s ability to provide additional follow-on support to portfolio companies. The ability of the Company, its subsidiaries and portfolio companies to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations.
Inflation in the United States has recently accelerated and may continue to do so in the future. It remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Certain of our portfolio companies are in industries that have been impacted by inflation and global supply chain issues, including on account of the continuing impacts of the COVID-19 pandemic. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations, and it is expected that such increases and related volatility may continue during 2023. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation.

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
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine could have a negative impact on those countries and others in the region. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under oversight of our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
Terrorist attacks, acts of war or natural disasters may adversely affect our operations.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the ongoing military conflict between Russia and Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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
The outbreak of epidemics/pandemics, including the ongoing COVID-19 pandemic, could adversely affect the performance of our investments.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including industries in which our portfolio companies operate. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess.
Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, reductions in force in response to challenging economic conditions or shifts in demand for products and services, of a pandemic or epidemic may have an adverse impact on our portfolio companies, particularly those in the hospitality, retail or travel sectors. The impact of such long-term effects may disproportionately affect certain asset classes and geographic areas. While we believe the principal amount of our investments are generally adequately protected by underlying collateral value, there can be no assurance that we will realize the entire principal amount of certain investments. The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

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
We may not be able to obtain and maintain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for, obtaining and maintaining required licenses can be costly and take several months. There is no assurance that we will obtain, and maintain, all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
Compliance by broker-dealers with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Company exist and may have lower expenses and/or lower investment risk than the Company. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If compliance by broker-dealers with Regulation Best Interest negatively impacts our ability to raise capital in the offering, it would harm our ability to create a diversified portfolio of investments, particularly while the Company has only satisfied the minimum offering amount, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.
Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report.
Our Board may amend our Declaration of Trust without prior shareholder approval.
Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
B.Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments in senior secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.
Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to rising interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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
Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
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
Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations that require eligible risk retainers to purchase and retain specified amounts of the credit risk associated with certain CLOs, which vehicles themselves are invested in CLO securities, warehouse investments and/or senior secured obligations. Risk Retention Vehicles will be structured to satisfy the retention requirements by purchasing and retaining the percentage of CLO notes prescribed under the applicable retention requirements (the “Retention Notes”) and will include Risk Retention Vehicles with respect to CLOs managed by other collateral managers, but will not include Risk Retention Vehicles with respect to CLOs for which the Adviser or its affiliates acts as collateral manager.
Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. retention requirements and/or the European retention requirements may allow for better economics for us (including through fee rebate arrangements) by creating stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for a specified period. In the case of European Risk Retention Vehicles, the prescribed holding period is the lifetime of the CLO, and in the case of U.S. Risk Retention Vehicles it is the longer of (x) the period until the CLO has paid down its securities to 33% of their original principal amount, (y) the period until the CLO has sold down its assets to 33% of their original principal amount and (z) two years after the closing of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation, and breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the European retention requirements, in claims being brought against the retaining party.
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

We are exposed to risks associated with changes in interest rates.
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
During periods of falling interest rates, payments under the floating rate debt instruments that we hold would generally decrease, resulting in less revenue to us. Interest rates have recently been at or near historic lows. In the event of a sharply rising interest rate environment, such as during 2022 and currently, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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
We generally do not control our portfolio companies.
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

We are subject to risks related to ESG investments.
Although Blackstone Credit’s consideration of ESG factors is intended to aid Blackstone Credit in evaluating the financial risks and rewards of a given investment and is not expected to by itself determine an investment decision for us, Blackstone Credit’s consideration of ESG factors could, to the extent material economic risks associated with an investment are identified, cause us not to make an investment that it may have made or to take action with respect to a company differently than it may have taken in the absence of such consideration, which could cause us to perform differently compared to funds that do not have such considerations. There are significant differences in interpretations of what it means for a company to have positive ESG factors. While Blackstone Credit believes its interpretations of ESG factors are reasonable, the ESG-related portfolio decisions it makes may differ from other investors’ or advisers’ views on ESG. Further, Blackstone Credit cannot guarantee that any consideration of ESG factors or engagement with portfolio companies on ESG, which depends in part on skill and qualitative judgments, will positively impact the financial or ESG performance of any individual portfolio company or us.
We and our investment adviser could be the target of litigation or regulatory investigations.
We as well as our investment adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and our investment adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
Our investment adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of our investment adviser to manage us, are often impossible to anticipate. Our investment adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our investment adviser.
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by our investment adviser, our administrator, or any of our officers, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.
The replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our collateralized loan obligation transactions. Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our CLO transactions.
The United Kingdom’s Financial Conduct Authority announced a phase out of the LIBOR. Although many LIBOR rates ceased to be published or no longer are representative of the underlying market they seek to measure since December 31, 2021, a selection of widely used USD LIBOR rates will continue to be published through June 2023 in order to assist with the transition. On July 29, 2021, the U.S. Federal Reserve System (“FRS”), in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In many cases, the nominated replacements, as well as other potential replacements, are not complete or ready to implement and require margin adjustments. There is currently no final consensus as to which benchmark rate(s) (along with any adjustment and/or permutation thereof) will replace all or any LIBOR tenors after the discontinuation thereof and there can be no assurance that any such replacement benchmark rate(s) will attain market acceptance. Before LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR- based debt instruments and any related hedging arrangements that extend beyond June 30, 2023, depending on the applicable LIBOR tenor. Such amendments and restructurings may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.
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
The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
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
Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize. We anticipate that our investments in issuers that are part of the software industry may reach or exceed 25% of our total assets, as a result of additional investments in the software industry and/or fluctuations in the fair value of our investments.
If an industry in which we have significant investments suffers from adverse business or economic conditions, as individual industries have historically experienced to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. Specifically, the market landscape within the software industry is evolving, and new entrants and technologies can impact competitive dynamics over time. As a result, there is a risk of revenue and market share loss, which could negatively impact the value of our securities.
We may be subject to risks associated with our investments in the software industry.
Portfolio companies in the software industry are subject to a number of risks. While we currently tend to focus on software companies that demonstrate stable cash flows, the revenue, income (or losses) and valuations of software and other technology-related companies can fluctuate through market cycles. As a result, changing market landscapes and could adversely affect our portfolio companies’ operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to wage inflation, changing technology, evolving client and end-consumer needs, industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
We may be subject to risks associated with our investments in the professional services industry.
Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the healthcare providers and services industry face considerable uncertainties.
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
Investing in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.
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
We invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser typically assesses an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
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
We generally invest in companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase shares. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.
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
•market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
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
A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.
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
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
Certain categories of credit default swaps are subject to mandatory clearing, and more categories may be subject to mandatory clearing in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared over-the-counter derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations (including, but not limited to, financial obligations and legal obligations to segregate margins collected by the clearing house) to the Company. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives are considered as part of the value at risk provisions of Rule 18f-4. See “Risk Factors— Risks Related to Debt Financing.”
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
Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its portfolio companies or alter the market practices the Company’s strategy has been designed to function within and depend on for investment return. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

We may invest through various joint ventures.
From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “—We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.”

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

More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in U.S. GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.

We may syndicate co-investment opportunities, which may be costly.
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
C.Risks Related to the Adviser and Its Affiliates
The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first business day of the month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us."
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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us."

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us."
Our equity or debt securities may be purchased by the Adviser or its affiliates.
Affiliates of the Adviser have purchased and in the future expect to purchase our equity or debt securities. The Adviser and its affiliates will not acquire our equity securities with the intention to resell or re-distribute such shares but may do so with respect to our debt securities. The purchase of such securities by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•the Adviser and its affiliates may have an interest in disposing of our securities at an earlier date so as to recover their investment in our securities;
•substantial purchases of our securities by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf; and
•potential conflicts of interest, including related to the exercise of voting, consent or similar rights under our equity or debt securities
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.
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
The Intermediary Manager’s influence on the offering of our shares gives it the ability to increase the fees payable to the Adviser.
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
If we do not remain a BDC, we might be regulated as a registered closed-end management investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of meeting the annual distribution requirement to avoid paying U.S. federal corporate income tax, as a RIC, we may need to periodically access the capital markets to raise cash in order to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.
For U.S. federal income tax purposes, we are required to recognize taxable income (which may include deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income in order to avoid corporate income tax as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to eliminate any corporate income tax as a RIC under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not meet the distribution requirements prescribed by the Code for a RIC and as such may become subject to corporate income tax.
We borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could result in a corporate income tax to the Company. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board, including our independent trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate.
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
E.Risks Related to Debt Financing
We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
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
Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under the 1940 Act. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations, or liquidity.
See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” for more information regarding our borrowings.
We may default under our credit facilities.
In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Certain provisions of the Notes issued by us could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes may have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such Notes. These provisions could discourage an acquisition of us by a third party.
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

	Assumed Return on Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (1)	(29.78)%	(18.17)%	(6.55)%	5.06%	16.67%

(1)Based on (i) $52.7 billion in total assets as of December 31, 2022, (ii) $26.8 billion in outstanding indebtedness at par, as of December 31, 2022, (iii) $22.7 billion in net assets as of December 31, 2022 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2022, of 5.52%.

Based on an outstanding indebtedness, at par, of $26.8 billion as of December 31, 2022 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 5.52% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.82% to cover annual interest payments on the outstanding debt.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.
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
Compliance with SEC Rule 18f-4 governing derivatives and use of leverage may limit our investment discretion.
In connection with the adoption of Rule 18f-4 under the 1940 Act, the SEC eliminated the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, limited derivatives users (as defined in Rule 18f-4), such as the Company, however, would not be subject to the full requirements of Rule 18f-4. Under Rule 18f-4, a fund may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the fund has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company has adopted policies and procedures to comply with the requirements of the new rule. Compliance with Rule 18f-4 may limit our ability to use derivatives and/or enter into certain other financial contracts.
We have formed CLOs, and may form additional CLOs in the future, which may subject us to certain structured financing risks.
To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Depending on how these CLOs are structured, an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.
For the CLOs we create we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrowers, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.
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
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Furthermore, we have elected to amortize market discount and include such amounts in our taxable income on a current basis, instead of upon disposition of the applicable debt obligation.
Because any original issue discount, market discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to eliminate any corporate income tax as a RIC under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.
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
G.Risks Related to an Investment in the Common Shares
We may have difficulty paying distributions and the tax character of any distributions is uncertain.
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
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
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, if any class of the Common Shares were not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to prohibit “benefit plan investors” from acquiring Common Shares that are part of a class of Common Shares which are not considered “publicly-offered securities.” As of the date of this report, we believe all classes of Common Shares that are currently outstanding are “publicly-offered securities” for purposes of the Plan Asset Regulations.
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
For any class of Common Shares deemed not to be “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing such class of Common Shares; (b) prohibit any redemption of such class of Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.
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
Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in the offering, our Board may elect, without shareholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in the offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.
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
•departure of either of the Adviser or certain of its respective key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the credit sector, or market volatility (including as a result of the recent outbreak of hostilities between Russia and Ukraine) could cause our shareholders to seek to sell their shares to us pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
In addition, shareholders have and may continue to seek, and certain financial intermediaries have and may continue to recommend to their clients that they seek repurchase of some or all of the shares of our Common Shares that they hold. Any such repurchase request, or recommendation, can result in a significant volume of repurchase requests in a given period, which can exceed the amount we offer to repurchase each quarter under our share repurchase program, and can result in less than the full amount of repurchase requests being satisfied in such period (including relative to our quarterly repurchase target amount). See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Program.”
H.Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.
The Adviser, Blackstone Credit, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
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
The Firm’s Policies and Procedures. The Firm has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies across the Firm’s various businesses that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Firm has many different asset management and advisory businesses, including private equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at the Firm, the Firm has implemented certain policies and procedures (e.g., information wall policy) regarding the sharing of information that may reduce the positive synergies that the Company expects to utilize for purposes of identifying and managing attractive investments. For example, the Firm will from time to time come into possession of material non-public information with respect to companies, including companies in which the Company has investments or is considering making an investment or companies that are clients of the Firm. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit and other business units at the Firm. Personnel of the Firm may be unable, for example, to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser may also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Client has or has considered making an investment or which is otherwise a client of the Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Blackstone Credit Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit and Blackstone Credit personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit may share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit personnel may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit’s judgment in this regard.
Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Company. Such involvement may create conflicts of interest in making investments on behalf of the Company and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Adviser and/or Blackstone Credit in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.

Secondments and Internships. Certain personnel of the Firm and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors, service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operation support, data management and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by the Firm and its affiliates or the organization for which the personnel are working or both. In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, the Firm, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, the Firm is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or the Firm in the ordinary course. The Firm, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. If a portfolio company pays the cost it will be borne directly or indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto and the Company may not receive any benefit as a result of these arrangements. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to the Firm, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly, the Firm will endeavor in good faith to allocate the costs of these arrangements, if any, to the Firm, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance.
Other Benefits. Blackstone Credit and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Fund Expenses”), may result in “miles” or “points” or credit in loyalty or status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. (See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” herein.) Similarly, Blackstone Credit, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees may give rise to conflicts of interest in connection with the Company’s investment activities, and while the Adviser and Blackstone Credit will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit is expected to engage and retain strategic advisors, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which may include current and former executives or other personnel of Blackstone, as well as current and former executives or other personnel of Blackstone’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to Blackstone Credit or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit under the Investment Advisory Agreement, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction to management fee payable by the Company) and not Blackstone Credit.
Any amounts paid by the Company or a portfolio company to Senior and Other Advisors in connection with the above services, including cash fees, profits, or equity interests in a portfolio company, discretionary bonus awards, performance-based compensation (e.g., promote), sourcing fees, retainers and expense reimbursements, will be treated as Fund Expenses or expenses of the portfolio company, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit, be chargeable to Blackstone Credit or be deemed paid to or received by Blackstone Credit, and such amounts will not reduce the management fees or incentive fees payable.

To the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation may, depending on its structure, reduce the Company’s returns. Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as other Blackstone Clients could be (or could have the preferred right to be) investors in Blackstone Credit’s portfolio companies (which, in some cases, may involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as other Blackstone Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Adviser and/or Blackstone Credit on transactions, provide the Adviser and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to Blackstone Credit) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company may rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit, receive administrative support from Blackstone Credit personnel, participate in general meetings and events for Blackstone Credit personnel, work on Blackstone Credit matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Adviser. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Fund Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients may benefit the Company), and Blackstone Credit shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will, in certain circumstances, enter into an arrangement with one or more individuals (who may be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company, or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or other similar metric. The Company could initially bear the cost of overhead (including rent, office equipment and utilities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Fund Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None the fees, costs or expenses described above will reduce the management fee.
In addition, the Adviser will, in certain circumstances, engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors can receive reimbursement of reasonable related expenses by portfolio companies or the Company and could have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors are permitted to receive special additional fees or allocations which may or may not be comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction to management fees) and not Blackstone Credit.
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone Other Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone may, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that may have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies may from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By executing a subscription agreement with respect to the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against the Firm and releases the Firm from any liability arising from the existence of any such conflict of interest.
Multiple Blackstone Business Lines. Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone Credit, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with Blackstone that would be relevant to monitoring the investments and other activities. These types of restrictions may negatively impact the ability of the Company to implement its investment program. Finally, Blackstone personnel who are members of the investment team or investment committee could be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other business activities, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. Blackstone has long-term relationships with a significant number of corporations and their senior management. Blackstone will consider those relationships when evaluating an investment opportunity, which may result in Blackstone choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company could be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments that Blackstone may make or have made. (See also “Other Clients; Allocation of Investment Opportunities” and “Portfolio Company Relationships”.) Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to the Company. The Company is also permitted to co-invest with Other Clients or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by Blackstone with respect to the investments and otherwise result in a conflict (see also “—Other Clients; Allocation of Investment Opportunities” herein.)
Blackstone Policies and Procedures; Information Walls. Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, also have the effect of reducing firm-wide synergies and collaboration across Blackstone’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that the Company could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which Other Clients may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might be able to purchase or sell, which could negatively affect its operations.

In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Data. The Firm receives, generates or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients and service providers, including but not limited to data and information relating to business operations, financial information results, trends, budgets, energy usage, plans, ESG, carbon emissions and related metrics, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data”. The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding) this data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties and service providers. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, related parties and service providers. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Further, data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies and, in connection therewith, Blackstone would serve as the repository for such data, including with ownership and use rights therein.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use and distribute data and information from the Company’s activities to assist in the pursuit of the Firm’s various other activities, including but not limited to trading activities for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading or other business activities can be expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and the shareholders acknowledge and agree that any benefits received by the Firm or its personnel (including fees (in cash or in-kind), costs and expenses) will not reduce the management fees or incentive fees payable to the Adviser or otherwise shared with the Company or its shareholders. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits the Firm or Other Clients.
Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Where Blackstone believes appropriate, data from one Data Holder may be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit in its sole discretion, with Blackstone Credit able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such Data Management Services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for the Firm to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Blackstone and Blackstone Credit Strategic Relationships. Blackstone and Blackstone Credit have entered, and it can be expected that Blackstone and Blackstone Credit in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit (which will afford such investor special rights and benefits) that could incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus) in addition to the Company’s strategy (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves an investor agreeing to make a capital commitment to or investment in (as applicable) multiple Blackstone or Blackstone Credit funds, one of which could include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored-nations” election process any rights or benefits afforded through a Strategic Relationship (for the avoidance of doubt, no further disclosure or reporting information will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest, secondment of personnel from the investor to Blackstone or Blackstone Credit (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit funds (including in respect of any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit personnel), may, reserve the right to receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.
Blackstone Credit Advantage. Blackstone Credit Advantage is a global platform that is part of Blackstone’s Portfolio Operations Group and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:
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
Portfolio Operations Group. Members of Blackstone’s Portfolio Operations Group (including Blackstone Credit Advantage), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. Any payments made or fees paid (which fees or payments may also in certain instances be structured as a reimbursement of internal compensation costs for time spent) by such portfolio companies to Blackstone for services rendered to such portfolio companies will generally be not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations Group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee. On the other hand, there can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone through the life of the Company.
Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm will not be required to solicit third party bids or obtain a third party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.
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
Transactions with Clients of Blackstone Insurance Solutions. Blackstone Insurance Solutions (“BIS”) is a business unit of Blackstone that is comprised of two affiliated registered investment advisers. BIS provides investment advisory services to insurers (including insurance companies that are owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part).
Actual or potential conflicts of interest may arise with respect to the relationship of the Company and its portfolio companies with the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “BIS Clients”). BIS Clients have invested and are expected to continue investing in Other Clients. Certain BIS Clients have investment objectives that overlap with those of the Company or its portfolio companies (and Blackstone Credit has entered into sub-management agreements with BIS to manage the assets of certain such BIS clients with respect to investments that overlap in part with the Company’s investment directive) and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also participate in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may or may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies. BIS Clients may also from time to time acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone may, in its discretion, involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the

BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BIS will also from time to time require the applicable BIS Clients participating in a transaction to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a BIS Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a BIS Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.
Allocation of Portfolios. The Firm will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have an opportunistic return profile, while others may have a return profile not appropriate for the Company. Also, a pool may contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among the Company and Other Clients acquiring any of the assets, securities and instruments, although the Firm could, in certain circumstances, allocate value to the Company and such Other Clients on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.
Holding Entities and Tracking Interests. The Firm may determine that for legal, tax, regulatory, accounting, administrative or other reasons the Company should hold an Investment (or a portion of a portfolio or pool of assets) through a single holding entity through which one or more Other Clients hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among the Company and such Other Clients in respect of which the Company does not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the Investment (or portion of a portfolio or pool) that is indirectly held by the Company would be specifically attributed to the Company through tracking interests in such holding entity or back-to-back or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Clients, and that the Company would be deemed for purposes of the Partnership Agreement to hold its Investment (or portion of a portfolio or pool) separately from, and not jointly with, such Other Clients (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such Other Clients). Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to the Company and/or Other Clients. For example, due to rules, regulations and/or requirements in a particular jurisdiction (e.g., licensing requirements), it may be the case that in order to comply with the foregoing, one Blackstone entity serves a particular role for another Blackstone entity (e.g., as an administrator or other role requiring a license) that it otherwise would not but for the rules, regulations and/or requirements in such jurisdiction. It is possible that the Company will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, Other Clients participating through such structure for their investments and it is expected that such Other Clients reimburse the Company for any such costs and expenses on a pro rata basis.
Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone could have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there may be circumstances where Blackstone Credit agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit may cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities may be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, the Company may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between the Company’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.
In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit to take any particular action could have the effect of benefiting an Other Client and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the same or similar transactions. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser in respect of any Other Client’s investment a portfolio company.
Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit and their funds, and such other factors that Blackstone and Blackstone Credit deem relevant under the circumstances. The cost of debt alone is not determinative.

It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company occupies a different, and in particular, a more senior, position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board in the case of any of these conflicts.
The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where the Company or Other Client acquires all or substantially all of a relevant instrument, tranche or class of securities.
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
Conflicting Fiduciary Duties to Debt Funds. Other Clients include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, commercial mortgage-backed securities and other debt instruments. As discussed above, it is expected that these Other Clients or investors therein will be offered the opportunity, subject to applicable law, to provide financing with respect to investments made by the Company and its portfolio companies. The Firm owes a fiduciary duty and/or other obligations to these Other Clients as well as to the Company and will encounter conflicts in the exercise of these duties and/or obligations. For example, if an Other Client purchases high-yield securities or other debt instruments of a portfolio company of the Company, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to the Company, the Firm will encounter conflicts in providing advice to the Company and to these Other Clients with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where the Company holds an equity investment in a portfolio company, the holders of such portfolio company’s debt instruments (which may include one or more Other Clients) may take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that subordinate or adversely impact the value of the Company’s investment in such portfolio company. More commonly, the Company could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Client. Although measures described in “Related Financing Counterparties” above can mitigate these conflicts, they cannot completely eliminate them.
Similarly, certain Other Clients can be expected to invest in securities of publicly traded companies that are actual or potential investments of the Company or its portfolio companies. The trading activities of those vehicles may differ from or be inconsistent with activities that are undertaken for the account of the Company or its portfolio companies in any such securities or related securities. In addition, the Company may not pursue an investment in a portfolio company otherwise within the investment mandate of the Company as a result of such trading activities by Other Clients.
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

While Blackstone Credit will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit and Blackstone in managing their respective Other Clients are likely to conflict with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients.
Blackstone Credit will share appropriate investment opportunities (and sale opportunities) (including, without limitation, secondary market transactions and certain syndicated primary issuance transactions (which generally will not be originated investments)) with Other Clients and the Company in accordance with Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size (generally based on available capacity) or targeted sale size.
Notwithstanding the foregoing, Blackstone Credit may consider the following factors in making any allocation determinations (which determinations shall be on a basis that Blackstone Credit believes in good faith to be fair and reasonable), and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment objectives, parameters, limitations and other contractual provisions, including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings and minimum investment allocation amounts with respect to such Other Clients; (iii) the need to re-size risk in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the Other Clients, including during a ramp-up or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting and other consequences; (vi) regulatory or contractual restrictions or consequences (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including investment strategy, geography, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available to the Company and all Other Clients; (xiii) available capital of the Company and such Other Clients, (xiv) primary and permitted investment strategies, guidelines, liquidity positions and requirements, and objectives of the Company and the Other Clients, including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts with similar investment strategies and objectives), (xv) sourcing of the investment, (xvi) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (xvii) expected investment return, (xviii) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xix) capital expenditure required as part of the investment, (xx) portfolio diversification and concentration concerns (including, but not limited to, whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), and (xxii) timing expected to be necessary to execute an investment, (xxiii) whether Blackstone Credit believes that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone and (xxiv) any other considerations deemed relevant by Blackstone Credit in good faith.
Blackstone Credit shall not have any obligation to present any investment opportunity to the Company if Blackstone Credit determines in good faith that such opportunity should not be presented to the Company, including for any one or a combination of the reasons described above, or if Blackstone Credit is otherwise restricted from presenting such investment opportunity to the Company.
In addition, Blackstone Credit has received an exemptive order from the SEC that permits certain existing and future funds regulated under the 1940 Act (each, a “Regulated Fund”) that are Other Blackstone Credit Clients, including the Company and Blackstone Secured Lending Fund, among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit, and certain funds managed and controlled by Blackstone Credit and its affiliates, including the Company and Other Blackstone Credit Clients, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that the aggregate targeted investment sizes of the Company, such Other Blackstone Credit Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of the Company, such Other Blackstone Credit Clients and Regulated Fund(s) will be reduced proportionately based on their respective “available capital” as defined in the co-investment exemptive order, which may result in allocation to the Company in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any such Other Blackstone Credit Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company may be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds may be unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest. Relevant Investment Company Act restrictions and related guidance from the SEC and/or the Exemptive Order, or other similar or related considerations, also may restrict the ability of the Company to participate in certain transactions or take certain actions relating to investments in portfolio companies in which a Regulated Fund has also invested (whether before or after the Company’s investment therein), including but not limited to declining to vote or exercise its rights with respect to any such investment (which may result in the Company foregoing a consent fee or similar compensation), declining to participate in a follow-on investment or selling an investment to avoid potential violations of the Investment Company Act and/or related rules thereunder. Any such determination will be made by the Investment Advisor in its discretion and there can be no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the co-investment exemptive order itself, are subject to change, and Blackstone Credit could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company, any Other Blackstone Credit Client and any Regulated Funds, any of which may impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to the Company.
Moreover, with respect to Blackstone Credit’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit believes in good faith to be fair and reasonable), Blackstone Credit and Blackstone have established general guidelines and policies, which it may update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented” or infrastructure investments, guidance regarding allocation for certain types of investments (e.g., distressed assets) and other matters. The application of those guidelines and conditions may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and/or based only on the circumstances of those particular investments.
It should be noted that investment opportunities originated or led by business units of the Firm other than Blackstone Credit will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit. Additionally, investment opportunities originated or led by Blackstone Credit will be allocated in accordance with Blackstone Credit’s allocation policy, which may provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone Credit believes in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit and such other units. Furthermore, for the avoidance of doubt, any investment opportunity that is allocated to the Company may be allocated to co-investors in Blackstone Credit’s discretion to the extent that an amount of such investment opportunity remains after the Company has received its target allocation in respect of such investment opportunity.
When Blackstone Credit determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company’s objectives and strategies, and Blackstone or Blackstone Credit provides the opportunity or offers the opportunity to Other Clients, Blackstone or Blackstone Credit, including their personnel (including Blackstone Credit personnel), can be expected to receive compensation from the Other Clients, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. As a result, Blackstone Credit (including Blackstone Credit personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Other Clients. In addition, in some cases Blackstone or Blackstone Credit can be expected to earn greater fees when Other Clients participate alongside or instead of the Company in an investment.

Blackstone Credit makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to Blackstone Credit, or circumstances not foreseen by Blackstone Credit at the time of allocation, may cause an investment opportunity to yield a different return than expected. Conversely, an investment that Blackstone Credit expects to be consistent with the Company’s return objectives may fail to achieve them.
The Adviser may, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to Fund shareholders, Other Clients, investors in such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Adviser’s discretion subject to the Company’s exemptive relief. From time to time, Blackstone Credit may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity may be allocated to Other Clients or to co-investors in Blackstone Credit’s discretion pursuant to the Company’s exemptive relief.
Orders may be combined for the Company and other participating Other Clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that Blackstone Credit or its affiliates consider equitable.
Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone or Blackstone Credit may pay management fees and performance-based compensation in connection with such arrangements. Blackstone or Blackstone Credit may also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates may relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party, or, as indicated above, to other third parties, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to the Company and/or shareholders. This means that co-investment opportunities that are sourced by the Company may be allocated to investors that are not shareholders. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first- call” rights on a particular category of investment opportunities, although there is not expected to be substantial overlap in the investment strategies and/or objectives between the Company and any such firm.
Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit can be expected to determine not to pursue some or all of an investment opportunity within the Company’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit will, in certain circumstances, determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different Blackstone or Blackstone Credit business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit believes to be the case. In any event, there can be no assurance that Blackstone Credit’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. In some cases, Blackstone or Blackstone Credit earns greater fees when Other Clients participate alongside or instead of the Company in an investment.
Cross Transactions. Situations can arise where certain assets held by the Company are transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.

Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit, subject to applicable law. In addition to participation by Consultants in specific transactions or investment opportunities, Consultants and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for an advisory fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.
In certain circumstances, Blackstone Credit will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”) and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. It is expected that many investors who may have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities or may receive a smaller amount of co-investment opportunities than the amount requested. Furthermore, co-investment offered by Blackstone Credit will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit determine to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the carried interest payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
a.General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who may or may not be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor may have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser may establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses may be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
b.Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment. In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities may impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone Credit, than the terms of the Company, and such different terms may create an incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company may be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.
Fund Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment exemptive order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.
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
Firm Involvement in Financing of Third Party Dispositions by the Company. The Company is permitted from time to time dispose of all or a portion of an investment by way of accepting a third-party purchaser’s bid where the Firm or one or more Other Clients is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This generally would include the circumstance where the Firm or one or more Other Clients is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from the Company. Such involvement of the Firm or one or more Other Clients as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from the Company may give rise to potential or actual conflicts of interest.
Self-Administration of the Company. Blackstone Credit expects to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit addresses this conflict by reviewing its fund administration costs to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board periodically reviews the reimbursement obligation.
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
Material, Non-Public Information. Blackstone Credit will come into possession of confidential information with respect to an issuer and other actual or prospective portfolio companies. Blackstone Credit can be restricted from buying, originating or selling securities, loans, or derivatives on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of Blackstone Credit that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Blackstone Credit Clients, can choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.
In addition, affiliates of Blackstone Credit within Blackstone frequently come into possession of confidential information with respect to an issuer. Blackstone Credit could be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company if the Firm deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of the Firm that might be relevant to an investment decision to be made by the Company. Accordingly, at times, the Company would not be able to initiate a transaction that it otherwise might have initiated and would not be able to sell an investment that it otherwise might have sold.
Break-up and other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to Blackstone Credit. Alternatively, the Company could receive the break-up or topping fees directly. Break-up or topping fees paid to Blackstone Credit or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by Blackstone Credit to be appropriate in the circumstances. Generally, Blackstone Credit would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in Broken Deal Expenses related to the potential investment. With respect to fees received by Blackstone Credit relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in-kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.
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
Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); arranging, underwriting (including without limitation, evaluation regarding value creation opportunities and ESG risk mitigation); syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans or title insurance provided to portfolio companies or third parties; and other products and services. For example, the Firm or Other Clients may, directly or indirectly through a portfolio entity, from time to time acquire loans or other assets for the purpose of syndicating some or all the assets to the Company and/or Other Clients, and may receive syndication or other fees in connection therewith. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly. Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expense in negotiating for any such fees and services, which will be treated as Fund Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties will, in certain circumstances, also receive compensation for origination expenses and with respect to unconsummated transactions.
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
Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or may otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements may be on a firm commitment basis or may be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There may also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/ or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone will also from time to time, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. The Board, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement for shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This may prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Capital Markets may serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts may arise because such engagement would result in Blackstone Capital Markets receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below).
Blackstone and Blackstone Credit employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.

PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone and its affiliates will be free to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT
Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that may be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates for the provision of goods and services, purchase and sale of assets and other matters. Although the Firm may determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements may not have otherwise been entered into but for the affiliation with Blackstone Credit and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company. This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for one portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company may not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.
In addition, it is possible that certain portfolio companies of Other Clients or companies in which Other Clients have an interest will compete with the Company for one or more investment opportunities. It is also possible that certain portfolio companies of Other Clients will engage in activities that may have adverse consequences on the Company and/or its portfolio companies. As an example of the latter, the laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity. In such circumstances, the assets of the Company and/or its portfolio companies may be used to satisfy the obligations or liabilities of one or more Other Clients, their portfolio companies and/or affiliates.
In addition, from time to time, Blackstone and affiliates of Blackstone and Blackstone portfolio companies could also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within the Company’s investment strategy, which may compete with the Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company).
Certain portfolio companies may have established or invested in, or may in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which would not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, have the potential to compete with the Company for investment opportunities. Portfolio companies and affiliates of the Firm may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that may compete with the Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company). In addition, the Company reserves the right to hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that may have adverse consequences on the Company and/or its other portfolio companies.
Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies including (i) FGL Holdings, which was formerly known as Fidelity & Guaranty Life Insurance Company and was acquired by Fidelity National Financial Inc., and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”) and (iii) certain insurance companies comprising Corebridge Financial Inc. As of the date of this annual report, Blackstone owns a 9.9% equity interest in the parent company of Everlake and Blackstone Clients own the remaining equity interests in the parent company of Everlake, and Blackstone owns a 9.9% equity interest in Corebridge Financial Inc.. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that may otherwise be appropriate for the Company). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or a Blackstone Client owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Blackstone Clients. In the future Blackstone will likely enter into similar arrangements with other portfolio entities of the Company, Other Clients or other insurance companies. Such arrangements may reduce the allocations of investments to the Company, and Blackstone may be incentivized to allocate investments away from the Company to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of the Company.
Further, portfolio companies with respect to which the Firm may elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this may not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee may be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors may make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciaries duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Adviser and Blackstone personnel will be entitled to indemnification from the Company.
Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial services, domiciliation, data management, directorship services, finance/budget, human resources, information technology/systems support, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations); (e) risk management (tax and treasury); (f) insurance procurement, placement, brokerage and consulting services; and (g) other services. Similarly, Blackstone Credit, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company.
Portfolio companies of the Company and Other Clients some of which can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and could include additional portfolio companies that may be formed or acquired in the future:
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services.
CoreTrust. On September 30, 2022, certain Blackstone private equity funds and related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes portfolio companies owned, in whole or in part, by certain Blackstone-managed funds. CoreTrust is expected to provide group purchasing services to the Company, portfolio companies, Other Clients and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. CoreTrust has historically shared a portion of the revenue generated through purchases made by Blackstone portfolio companies and paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone may in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future. In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain portfolio companies (the “Applicable Portfolio Companies”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of portfolio companies’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Companies and other portfolio companies that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Company’s applicable benefit plan. CoreTrust also intends to enter into with each Applicable Portfolio Company (and with other portfolio companies that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such portfolio companies to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee has not yet been determined and may not be subject to benchmarking, and the access fee may be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.
Optiv. Optiv Security, Inc. is a portfolio company held by certain Blackstone private equity funds that provides a full slate of information security services and solutions.
PSAV. PSAV, Inc. is a portfolio company held by certain Blackstone private equity funds that provides outsourced audiovisual services and event production.
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
Kryalos. Blackstone through one or more of its funds has made a minority investment in Kryalos, an operating partner in certain real estate investments made by Other Clients.
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Blackstone through one or more of its funds has made majority investments into Peridot and GSCF, which provide supply chain financing and accounts receivable services globally.
RE Tech Advisors (“RE Tech”). Blackstone through one or more of its funds has made a majority investment in RE Tech, an energy audit/consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion.
Therma Holdings. Therma Holdings LLC is a portfolio company held by certain Blackstone private equity funds that provides carbon reduction and energy management services.

Revantage. Revantage is a portfolio entity of certain Blackstone Clients that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology and human resources.
Valkyrie. Valkyrie BTO Aviation LLC (“Valkyrie”) is a Blackstone affiliate that provides asset management and loan servicing solutions for investments in the aviation space. The asset management services provided by Valkyrie with respect to such investments can be expected to include, without development, management and disposition and other related services (e.g., marketing, financial, administrative, legal and risk management). In exchange for such services, Valkyrie earns fees, including through incentive-based compensation payable to their management team, which would have otherwise been paid to third parties. As a result of the foregoing and Blackstone’s ownership of Valkyrie, Blackstone may be incentivized to participate in and pursue more aviation-related transactions due to the prospect of Valkyrie earning such fees. Engaging Valkyrie to perform services will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that Valkyrie will provide services at or better than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue aviation-related transactions and engage Valkyrie to perform such services.
The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies may provide incentives to retain management that also service other assets and portfolio companies. Some of these service providers and vendors owned or controlled by the Company or Other Clients may charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and IPO-readiness and other infrastructure costs); taxes; and other operating and capital expenditures. Any of the foregoing costs (including in prior periods, such as where any such costs are amortized over an extended period), although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies may provide incentives to retain management that also service other assets and portfolio companies. Blackstone Credit will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not the management fee payable to the Adviser.
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
Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors or their affiliates to the Company and its portfolio companies (including accountants, administrators, paying agents, depositories, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above may be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities may indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the Company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.
The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on certain factors, including without limitation the volume of transactions entered into with such counterparty by the Firm, the Company and its investment and/or portfolio companies in the aggregate or other factors.
Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.
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
Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients may be transferred between and among the Company and/or Other Clients (where the Company may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit.
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
a.Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate, focused on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
b.Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with services provided to investments will not reduce the management fee payable by the Company.
c.LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by the Company, Other Clients and their portfolio companies, affiliates and related parties, and third parties. In exchange for such services LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which the Company participates,

Blackstone will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents
d.Refinitiv. See “—Portfolio Company Service Providers and Vendors”.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
In connection with such relationships, Blackstone Credit and, if required by applicable law, the Board, will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit may determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit’s view no comparable service provider offering such good or service exists or because Blackstone Credit has access to adequate market data (including from third party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
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
Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data management services, consulting services, brokerage services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction. Such joint venture or business could use data obtained from such portfolio companies (see “Data” herein). The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating Other Clients or their respective portfolio companies.
The Firm is permitted also to enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which may include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. Even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit reserves the right to also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefiting Blackstone and/or Blackstone Credit that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit as a result of these relationships and/or participation by portfolio companies.

With respect to transactions or agreements with portfolio companies (including, for the avoidance of doubt, long-term incentive plans), at times if officers unrelated to the Firm have not yet been appointed to represent a portfolio company, the Firm may negotiate and execute agreements between the Firm and/or the Company on the one hand, and the portfolio company or its affiliates, on the other hand, without arm’s length representation of the portfolio company, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures the Firm can be expected to use to mitigate such conflicts are to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within the Firm to advise on each side of the negotiation.
Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to, but may not always, be at market rates. Blackstone may confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but may not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.
Cross-Guarantees and Cross-Collateralization. While Blackstone Credit generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company other than alternative investment vehicles and/or the Other Clients may require or prefer facing only one fund entity or group of entities, which may result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable governing documents thereof), which in each case may result in the Company, such Other Clients, such portfolio companies and portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms may be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.
Similarly, a lender could require that it face only one portfolio company of the Company and Other Clients, even though multiple portfolio companies of the Company and Other Clients benefit from the lending, which will typically result in (i) the portfolio company facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other portfolio companies, and (ii) portfolio companies of the Company and Other Clients being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for refinancings may be smaller)). The portfolio companies of the Company and Other Clients benefiting from a financing may enter into a back-to-back or other similar reimbursement agreements whereby each agrees that no portfolio company bears more than its pro rata portion of the debt and related obligations. It is not expected that the portfolio companies would be compensated (or provide compensation to other portfolio companies) for being primarily liable, or jointly liable, for other portfolio companies pro rata share of any financing.
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
Group Procurement; Discounts. The Company, subject to applicable law, and certain portfolio companies will enter into agreements regarding group procurement (including, but not limited to, CoreTrust, an independent group purchasing organization), benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof), and will from time to time be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention from a third party or an affiliate of Blackstone Credit and/or Blackstone, and other operational, administrative or management related initiatives. The Firm will allocate the cost of these various services and products purchased on a group basis among the Company, Other Clients and their portfolio companies. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone Credit and/or Blackstone or their affiliates (including personnel), or Other Clients and their portfolio companies, including as a result of transactions entered into by the Company and its portfolio companies and/or related to a portion of the savings achieved by the portfolio companies. Such commissions or payment will not reduce the management fee. The Firm can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a portfolio company of an Other Client is providing such a service, such portfolio company and such Other Client will benefit. Further, the benefits received by a particular portfolio company providing the service may be greater than those received by the Company and its portfolio companies receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and shareholders rely on the Adviser to handle them in its sole discretion.
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
Possible Future Activities. The Firm and its affiliates are expected to expand the range of services that it provides over time. Except as provided herein, the Firm and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Firm and its affiliates have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by the Company. These clients may themselves represent appropriate investment opportunities for the Company or may compete with the Company for investment opportunities.
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
Shareholders’ Outside Activities. A shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and may engage in transactions with, and provide services to, the Company or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to the Company or its portfolio companies as determined by the Adviser in its sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents or any related agreements in any business ventures of any shareholder. The shareholder, and in certain cases the Adviser, will have conflicting loyalties in these situations.
Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, Blackstone Credit and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, Blackstone Credit and/or Blackstone on a fair and reasonable basis, subject to approval by the Board.
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
Item 3. Legal Proceedings.
We are not currently subject to any material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Share Issuances
The Offering consists of three classes of shares of our Common Stock, Class I shares, Class S shares, and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing fees, each class of Common Stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.
As of March 13, 2023 there were 607,214,020 holders of record of our Class I common stock, 291,608,554 holders of record of our Class S common stock, and 50,503,702 holders of record of our Class D common stock.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the classes of shares since our inception through December 31, 2022:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
April 30, 2022	25.76	25.76	25.76
May 31, 2022	25.28	25.28	25.28
June 30, 2022	24.80	24.80	24.80
July 31, 2022	25.02	25.02	25.02
August 31, 2022	25.12	25.12	25.12
September 30, 2022	24.62	24.62	24.62
October 31, 2022	24.60	24.60	24.60
November 30, 2022	24.73	24.73	24.73
December 31, 2022	24.59	24.59	24.59

Distributions
We have paid regular monthly distributions commencing with the first full calendar quarter after the escrow period concluded. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income (“ICTI”) (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to our shareholders. See “Description of our Shares” and “Certain U.S. Federal Income Tax Considerations.”
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

The following table presents our distributions that were declared and payable for the year ended December 31, 2022 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 20, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 24, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 27, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	42,578	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1740	105,836
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
October 19, 2022	October 31, 2022	November 29, 2022	0.1900	116,878
November 23, 2022	November 30, 2022	December 29, 2022	0.1900	118,609
December 5, 2022	December 30, 2022	January 27, 2023	0.2100	132,959
			$2.2260	$1,239,553

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 20, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 24, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 27, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	18,159	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1563	40,547
September 7, 2022	September 30, 2022	October 26, 2022	0.1563	41,985
October 19, 2022	October 31, 2022	November 29, 2022	0.1726	47,396
November 23, 2022	November 30, 2022	December 29, 2022	0.1726	48,524
December 5, 2022	December 30, 2022	January 27, 2023	0.1926	55,342
			$2.0113	$478,548

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 20, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 24, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 27, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	2,933	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1688	7,073
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
October 19, 2022	October 31, 2022	November 29, 2022	0.1849	8,469
November 23, 2022	November 30, 2022	December 29, 2022	0.1849	8,792
December 5, 2022	December 30, 2022	January 27, 2023	0.2049	10,084
			$2.1628	$80,303
(1)Represents a special distribution.

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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%
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

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Share Repurchase Program
We have implemented a share repurchase program under which, at the discretion of our Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the year ended December 31, 2022, approximately 87,743,313 shares were repurchased for a total value of $2,158.7 million.
The following table presents the share repurchases completed during the year ended December 31, 2022:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	2,146,916	0.43%	$25.82	March 31, 2022	$54,464	—
May 31, 2022	11,488,257	1.66%	$24.80	June 30, 2022	$282,505	—
August 31, 2022	26,978,603	3.19%	$24.62	September 30, 2022	$663,415	—
November 30, 2022	47,129,537	5.18%	$24.59	December 31, 2022	$1,158,337	—
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) All repurchase requests were satisfied in full.
(3) Amounts shown net of Early Repurchase Deduction.
Item 6. (Reserved).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2022 and 2021 items and year to year comparisons between 2022 and 2021. For the discussion of 2021 compared to 2020 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
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

Portfolio and Investment Activity
For the year ended December 31, 2022, we acquired $33,770.9 million aggregate principal amount of investments (including $3,579.0 million of unfunded commitments), $30,283.5 million of which was first lien debt, $833.1 million of which was second lien debt, $38.9 million of which was unsecured debt, $129.8 million of which was structured finance investments, $252.8 million of which was equity and $2,232.7 million of investments in our joint ventures.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the year ended December 31,
	2022		2021
Investments:
Total investments, beginning of period	$30,698,023		$—
New investments purchased (1)	28,498,983		34,311,996
Net accretion of discount on investments	147,923		38,201
Net realized gain (loss) on investments (6)	(252,197)	(252,197)	12,796
Investments sold or repaid (7)	(9,157,436)		(3,664,970)
Total investments, end of period	$49,935,296		$30,698,023
Amount of investments funded at principal:
First lien debt investments	$26,775,118		$31,929,838
Second lien debt investments	764,387		1,982,239
Unsecured debt	38,949		81,418
Structured finance investments	129,811		288,700
Equity investments and Investments in Joint Ventures (5)	2,483,632		528,924
Total	$30,191,897		$34,811,119
Proceeds from investments sold or repaid:
First lien debt investments	$(8,637,315)		$(3,413,413)
Second lien debt investments	(448,327)		(177,391)
Unsecured debt	(24,922)		(74,166)
Structured finance investments	(6,100)		—
Equity investments	(40,770)		—
Total	$(9,157,434)		$(3,664,970)
Number of portfolio companies	532		454
Weighted average yield on debt and income producing investments, at cost (2)(3)	10.37%		6.71%
Weighted average yield on debt and income producing investments, at fair value (2)(3)	10.59%		6.69%
Average loan to value (LTV) (4)	43.6%		42.7%
Percentage of debt investments bearing a floating rate, at fair value	99.8%		99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%		0.4%
(1)Includes payment-in-kind (“PIK”) interest capitalized, which increases the loan principal.
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
(3)As of December 31, 2022 and 2021, the weighted average total portfolio yield at cost was 9.75% and 6.59%, respectively. The weighted average total portfolio yield at fair value was 9.95% and 6.57%, respectively.
(4)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.

(5)Includes $2,232.7 million of investments in our joint ventures for the year ended December 31, 2022. There were no investments in our joint ventures in the year ended December 31, 2021.
(6)Net realized gain (loss) on investments includes $9.9 million of net realized losses related to investments contributed in-kind to our joint ventures for the year ended December 31, 2022.
(7)Investments sold or repaid includes the amortized cost of First lien debt investments and Second lien debt investments of $354.7 million and $114.6 million, respectively, related to investments contributed in-kind to our joint ventures for the year ended December 31, 2022.
As of December 31, 2022 and 2021, our portfolio companies had a weighted average annual EBITDA of $189 million and $150 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
Our investments consisted of the following (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Cost	Fair value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$44,461,300	$43,710,812	89.37%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,074,849	1,872,806	3.83	1,799,656	1,813,872	5.89
Unsecured debt	17,583	13,948	0.03	6,061	5,842	0.02
Structured finance investments	409,633	365,269	0.75	287,275	286,610	0.93
Investments in joint ventures	2,232,706	2,188,394	4.47	—	—	—
Equity investments (1)	739,225	757,379	1.55	528,924	545,918	1.77
Total	$49,935,296	$48,908,608	100.00%	$30,698,023	$30,795,693	100.00%

(1)Includes equity investment in SLC.
As of December 31, 2022 and 2021, one loan and zero loans in the portfolio were on non-accrual status, respectively.

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
As of December 31, 2022, the Company and the Emerald JV Partner agreed to commit $2,250.0 million and $750 million, respectively, of capital to the Emerald JV. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interest of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.

As of December 31, 2022. the Emerald JV had total investments at fair value of $6,143.3 million, including total investments in senior secured debt at fair value of $5,722.4 million. The following table is a summary of JV’s portfolio as well as a listing of the portfolio investments in the Emerald JV’s portfolio as of December 31, 2022:

Year Ended December 31, 2022
Total senior secured debt investments at fair value	$5,722,448
Number of portfolio companies	443
Weighted average yield on debt and income producing investments, at fair value (2)	10.88%
Weighted average yield on debt and income producing investments, at cost (2)	10.72%
Percentage of debt portfolio at floating interest rates (1)	93.50%
Percentage of debt portfolio at fixed interest rates (1)	6.50%
Percentage of assets on non-accrual (1)	0.09%
(1)Based on fair value
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

BCRED Verdelite JV

BCRED Verdelite JV LP (“Verdelite JV”), a Delaware limited liability company, was formed as a joint venture between the Company and an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”), and commenced operations on October 21, 2022 and operates under a limited liability company agreement. The Verdelite JV’s principal purpose is to make investments, primarily in broadly syndicated loans.
On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute $147 million and $21 million of capital, respectively, to the Verdelite JV. The Company and the Emerald JV partner own 87.5% and 12.5%, respectively, of the equity ownership interest of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
As of December 31, 2022, the Verdelite JV had total investments at fair value of $490.6 million. The following table is a summary of JV’s portfolio as well as a listing of the portfolio investments in the Verdelite JV’s portfolio as of December 31, 2022:

Year Ended December 31, 2022
Total senior secured debt investments at fair value	$490,615
Number of portfolio companies	129
Weighted average yield on debt and income producing investments, at fair value (2)	9.25%
Weighted average yield on debt and income producing investments, at cost (2)	9.16%
Percentage of debt portfolio at floating interest rates (1)	100.00%
Percentage of debt portfolio at fixed interest rates (1)	—%
Percentage of assets on non-accrual (1)	—%
(1)Based on fair value
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

For additional information on our Emerald JV and Verdelite JV, see “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Total investment income	$3,602,347	$810,440
Net expenses	1,616,795	303,024
Net investment income before excise tax	1,985,552	507,416
Excise tax expense	975	—
Net investment income after excise tax	1,984,577	507,416
Net unrealized appreciation (depreciation)	(1,045,678)	103,901
Net realized gain (loss)	(275,829)	16,565
Net increase (decrease) in net assets resulting from operations	$663,070	$627,882
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest income	$3,330,329	$768,141
Payment-in-kind interest income	129,475	9,267
Dividend income	114,604	2,209
Fee income	27,939	30,823
Total investment income	$3,602,347	$810,440
Total investment income increased to $3,602.3 million for the year ended December 31, 2022, compared to $810.4 million for the year ended December 31, 2021, driven by our deployment of capital, increased benchmark interest rates driving increased interest income from our investments and dividend income from our joint ventures. The size of our investment portfolio grew to $48,908.6 million at December 31, 2022 from $30,795.7 million at December 31, 2021. Included in investment income is dividend income of $112.5 million received from our Emerald JV and Verdelite JV joint ventures and our investment in Specialty Lending Company LLC ("SLC") for the year ended December 31, 2022, compared to $1.8 million received from our investment in SLC for the year ended December 31, 2021.
While rising interest rates have favorably impacted our investment income during 2022, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this would impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest expense	$990,538	$144,929
Management fees	259,944	74,560
Income based incentive fee	288,892	71,500
Capital gains incentive fee	(15,058)	15,058
Distribution and shareholder servicing fees
Class S	50,424	11,752
Class D	2,302	338
Professional fees	12,917	3,533
Board of Trustees’ fees	877	563
Administrative service expenses	5,767	2,094
Other general & administrative	15,156	6,491
Organization costs	—	1,090
Amortization of continuous offering costs	5,036	4,217
Total expenses	1,616,795	336,125
Expense support	—	(2,199)
Recoupment of expense support	—	2,199
Management fees waived	—	(18,231)
Incentive fees waived	—	(14,870)
Net expenses	$1,616,795	$303,024
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $990.5 million for the year ended December 31, 2022 compared to $144.9 million for the year ended December 31, 2021, primarily driven by increased borrowings under our credit facilities and our unsecured note and debt securitization issuances. The average principal outstanding increased to $23,930.7 million from $6,153.4 million in the prior year.
Management Fees
Management fees increased to $259.9 million for the year ended December 31, 2022 compared to $74.6 million for the year ended December 31, 2021 primarily due to an increase in net assets. The Adviser waived management fees from inception through July 7, 2021, which resulted in a waiver of $18.2 million for the year ended December 31, 2021. There was no waiver for the year ended December 31, 2022.
Income Based Incentive Fees
Income based incentive fees increased to $288.9 million for the year ended December 31, 2022 compared to $71.5 million for the year ended December 31, 2021 primarily due to an increase in pre-incentive fee net investment income. The Adviser waived income based incentive fees from inception through July 7, 2021, which resulted in a waiver of $14.9 million for the year ended December 31, 2021. There was no waiver for the year ended December 31, 2022.
Capital Gains Based Incentive Fees
We accrued capital gains based incentive fees of $(15.1) million for the year ended December 31, 2022, attributable to net realized and unrealized loss of $1,321.5 million. The reversal of previously accrued incentive fees was attributable to net realized and unrealized losses in the current year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses
Total other expenses were $92.5 million for the year ended December 31, 2022, primarily comprised of $52.7 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $12.9 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $15.2 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares, servicing a growing investment portfolio, and increased borrowings through the establishment of new financing facilities and the issuance of unsecured notes and debt securitizations.
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
For the years ended December 31, 2022 and 2021, the Company incurred $1.0 million and $0.0 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net unrealized gain (loss) on investments	$(1,050,537)	$113,329
Foreign currency forward contracts	(4,301)	1,505
Foreign currency transactions	9,160	(10,933)
Net unrealized gain (loss)	$(1,045,678)	$103,901
For the year ended December 31, 2022, we had net unrealized losses on investments of $1,050.5 million, compared to net unrealized gains on investments of $113.3 million during the prior year, which were primarily driven by a decrease in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal decreased by 2.3%, from 98.6% as of December 31, 2021 to 96.3% as of December 31, 2022, partially due to inflation and changes in the economic outlook during the year ended December 31, 2022.
For the years ended December 31, 2022, we had net unrealized losses of $4.3 million and net unrealized gains of $9.2 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the GBP, CAD and EUR exchange rates.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net realized gain (loss) on investments	$(252,197)	$12,796
Net realized gain (loss) on derivative instruments	(43,104)	—
Net realized gain (loss) on forward purchase obligation	—	3,709
Net realized gain (loss) on syndicated warehouse agreement	—	2,334
Net realized gain (loss) on translation of assets and liabilities in foreign currencies and other transactions	19,472	(2,274)
Net realized gain (loss)	$(275,829)	$16,565
For the years ended December 31, 2022, we generated net realized losses on investments of $252.2 million, which was primarily from full or partial sales of our debt investments. Additionally, we generated net realized losses of $43.1 million on derivative assets and derivative liabilities from the settlement of our foreign currency derivative transactions. These items were partially offset by net realized gains of $19.5 million on foreign currency translations primarily as a result of fluctuations in the GBP, CAD, EUR and SEK exchange rates vs. USD.

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
As of December 31, 2022 and December 31, 2021, our debt consisted of asset based leverage facilities, revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2022 and December 31, 2021, we had an aggregate amount of $26,842.2 million and $18,301.5 million, respectively, of debt outstanding and our asset coverage ratio was 184.5% and 170.2%.
Cash and cash equivalents as of December 31, 2022, taken together with our $9,195.6 million of unused capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2022, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $6,973.2 million of Level 2 debt investments as of December 31, 2022, which could provide additional liquidity if necessary.
Although we were able to close on new financing facilities, a new revolving credit facility, issue several new unsecured notes and debt securitizations during the year ended December 31, 2022, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2022, we had $1,351.9 million in cash and cash equivalents. During the year ended December 31, 2022, cash used in operating activities was $18,185.7 million, primarily as a result of funding portfolio investments of $27,899.5 million and partially offset by proceeds from sale of investments of $8,698.0 million and an increase in payables for investments purchases of $348.2 million and interest payable of $265.7 million. Cash provided by financing activities was $18,895.7 million during the period, primarily as a result of $12,363.2 million of subscriptions and net borrowings of $8,553.0 million.

Equity
The following table presents transactions in the Common Shares during the year ended December 31, 2022 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	299,758,354	$7,657,964
Share transfers between classes	2,883,597	72,944
Distributions reinvested	20,643,452	520,100
Share repurchases	(78,639,416)	(1,938,513)
Early repurchase deduction	—	3,833
Net increase (decrease)	244,645,987	$6,316,328
CLASS S
Subscriptions	151,557,777	$3,867,398
Share transfers between classes	(1,117,876)	(27,793)
Distributions reinvested	8,108,844	204,169
Share repurchases	(8,432,731)	(208,436)
Early repurchase deduction	—	828
Net increase (decrease)	150,116,014	$3,836,166
CLASS D
Subscriptions	32,952,511	$837,827
Share transfers between classes	(1,765,721)	(45,151)
Distributions reinvested	1,465,842	36,842
Share repurchases	(671,166)	(16,537)
Early repurchase deduction	—	104
Net increase (decrease)	31,981,466	$813,085
Total net increase (decrease)	426,743,467	$10,965,579
Distributions and Distribution Reinvestment
The following table presents the Company's distributions declared and payable for the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 20, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 24, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 27, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	42,578	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1740	105,836
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
October 19, 2022	October 31, 2022	November 29, 2022	0.1900	116,878
November 23, 2022	November 30, 2022	December 29, 2022	0.1900	118,609
December 5, 2022	December 30, 2022	January 27, 2023	0.2100	132,959
			$2.2260	$1,239,553

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 20, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 24, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 27, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	18,159	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1563	40,547
September 7, 2022	September 30, 2022	October 26, 2022	0.1563	41,985
October 19, 2022	October 31, 2022	November 29, 2022	0.1726	47,396
November 23, 2022	November 30, 2022	December 29, 2022	0.1726	48,524
December 5, 2022	December 30, 2022	January 27, 2023	0.1926	55,342
			$2.0113	$478,548

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 20, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 24, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 27, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	2,933	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1688	7,073
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
October 19, 2022	October 31, 2022	November 29, 2022	0.1849	8,469
November 23, 2022	November 30, 2022	December 29, 2022	0.1849	8,792
December 5, 2022	December 30, 2022	January 27, 2023	0.2049	10,084
			$2.1628	$80,303
(1)Represents a special distribution.
For the years ended December 31, 2022 and December 31, 2021, interest-related dividends represented 99.6% and 87.1% of total distributions paid by the Company, respectively.

For the years ended December 31, 2022 and December 31, 2021, short-term capital gain dividends represented —% and 5.1% of total distributions paid by the Company, respectively. Qualified short-term capital gain dividends are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the years ended December 31, 2022 and December 31, 2021, capital gain dividends represented —% , and —% of total dividends paid by the Company, respectively.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the year ended December 31, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.2260	$1,239,553	$2.0113	$478,548	$2.1628	$80,303
Net realized gains	—	—	—	—	—	—
Total	$2.2260	$1,239,553	$2.0113	$478,548	$2.1628	$80,303
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
Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the year ended December 31, 2022, approximately 87,743,313 shares were repurchased for a total value of $2,158.7 million (net of Early Repurchase Deduction).

Borrowings
As of December 31, 2022 and December 31, 2021, we had an aggregate principal amount of $26,842.2 million and $18,301.5 million, respectively, of debt outstanding.
For additional information on our debt obligations see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Borrowings.”
Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2022 and December 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $6,343.1 million and $4,870.5 million, respectively.

Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•Intermediary Manager Agreement; and,
•Expense Support and Conditional Reimbursement Agreement.
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
Recent Developments
Macroeconomic Environment
The U.S. Federal Reserve’s numerous actions to increase interest rates in order to control inflation have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. It is difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors.”
The Company is required to report its investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is "readily available" only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Board.
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
The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which reliable market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:
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
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' quarterly valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where the Company determines its net asset value (“NAV”) at times other than a quarter end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board with the assistance of the Adviser, the Audit Committee and Independent valuation firms, considers whether the pricing indicated by the external event corroborates its valuation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
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
As of December 31, 2022, 99.8% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$1,422,191	$(728,499)	$693,692
Up 200 basis points	948,127	(485,666)	462,462
Up 100 basis points	474,064	(242,833)	231,231
Down 100 basis points	(474,064)	242,833	(231,231)
Down 200 basis points	(947,596)	485,666	(461,931)

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Blackstone Private Credit Fund:
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Private Credit Fund and its subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, changes in net assets, and the financial highlights for the year ended December 31, 2022 and for the period from January 7, 2021 (commencement of operations) to December 31, 2021, and the related notes (referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows and the financial highlights for the year ended December 31, 2022 and for the period from January 7, 2021 (commencement of operations) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
Fair Value – Investments — Refer to Footnote 2 and 5 in the financial statements
Critical Audit Matter Description
As described in Note 5 to the consolidated financial statements, the Company held $39,746,981 thousand of total level 3 investments at fair value as of December 31, 2022, with debt investments representing approximately 98% of this total. For $37,672,875 thousand or 97% of the level 3 debt investments, the fair values were determined by the Adviser using a yield analysis. The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields.

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
DELOITTE & TOUCHE LLP
New York, New York
March 17, 2023
We have served as the Company’s auditor since 2020.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $47,528,550 and $30,483,619 at December 31, 2022 and December 31, 2021, respectively)	$46,543,190	$30,579,870
Non-controlled/affiliated investments (cost of $719 and $583 at December 31, 2022 and December 31, 2021, respectively)	2,813	1,614
Controlled/affiliated investments (cost of $2,406,027 and $213,821 at December 31, 2022 and December 31, 2021 respectively)	2,362,605	214,209
Total investments at fair value (cost of $49,935,296 and $30,698,023 at December 31, 2022 and December 31, 2021, respectively)	48,908,608	30,795,693
Cash and cash equivalents (restricted cash of $3,701 and $2,500 at December 31, 2022 and December 31, 2021, respectively)	1,351,901	617,986
Interest receivable from non-controlled/non-affiliated investments	586,632	194,493
Dividend receivable from Controlled/affiliated investments	69,964	—
Receivable from broker	355,742	—
Deferred financing costs	102,324	76,357
Deferred offering costs	1,750	2,471
Receivable for investments sold	1,297,385	663,594
Subscription receivable	9,550	826
Derivative assets at fair value (Note 6)	3,952	1,505
Other assets	5,088	789
Total assets	$52,692,896	$32,353,714
LIABILITIES
Debt (net of unamortized debt issuance costs of $102,290 and $61,526 at December 31, 2022 and December 31, 2021, respectively)	$26,493,658	$18,239,934
Payable for investments purchased	1,345,581	997,408
Management fees payable	73,392	35,038
Income based incentive fee payable	94,117	36,004
Capital gains incentive fee payable	—	15,058
Interest payable	316,000	50,294
Derivative liabilities at fair value (Note 6)	250,351	—
Due to affiliates	38,967	9,348
Distribution payable (Note 9)	198,736	100,155
Payable for share repurchases (Note 9)	1,170,768	12,205
Accrued expenses and other liabilities	26,261	3,450
Total liabilities	30,007,831	19,498,894
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (922,574,582 and 495,831,116 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	9,226	4,958
Additional paid in capital	23,689,778	12,734,425
Distributable earnings (loss)	(1,013,939)	115,437
Total net assets	22,685,065	12,854,820
Total liabilities and net assets	$52,692,896	$32,353,714
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2022	December 31, 2021
Class I Shares:
Net assets	$14,537,932	$8,985,674
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	591,237,616	346,591,556
Net asset value per share	$24.59	$25.93
Class S Shares:
Net assets	$6,947,313	$3,433,213
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	282,541,041	132,425,100
Net asset value per share	$24.59	$25.93
Class D Shares:
Net assets	$1,199,819	$435,933
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	48,795,925	16,814,460
Net asset value per share	$24.59	$25.93
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$3,330,329	$768,141
Payment-in-kind interest income	129,475	9,267
Dividend income	2,152	409
Fee income	27,939	30,823
Total investment income from non-controlled/non-affiliated investments	3,489,895	808,640
From controlled/affiliated investments:
Dividend income	112,452	1,800
Total investment income from controlled/affiliated investments	112,452	1,800
Total investment income	3,602,347	810,440
Expenses:
Interest expense	990,538	144,929
Management fees (Note 3)	259,944	74,560
Income based incentive fees (Note 3)	288,892	71,500
Capital gains incentive fees (Note 3)	(15,058)	15,058
Distribution and shareholder servicing fees
Class S	50,424	11,752
Class D	2,302	338
Professional fees	12,917	3,533
Board of Trustees’ fees	877	563
Administrative service expenses (Note 3)	5,767	2,094
Other general & administrative	15,156	6,491
Organization costs	—	1,090
Amortization of continuous offering costs	5,036	4,217
Total expenses	1,616,795	336,125
Expense support (Note 3)	—	(2,199)
Recoupment of expense support (Note 3)	—	2,199
Management fees waived (Note 3)	—	(18,231)
Incentive fees waived (Note 3)	—	(14,870)
Net expenses	1,616,795	303,024
Net investment income before excise tax	1,985,552	507,416
Excise tax expense	975	—
Net investment income after excise tax	1,984,577	507,416
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,007,789)	111,910
Controlled/affiliated investments	(43,810)	388
Non-controlled/affiliated investments	1,062	1,031
Derivative instruments (Note 6)	(4,301)	1,505
Foreign currency and other transactions	9,160	(10,933)
Net unrealized appreciation (depreciation)	(1,045,678)	103,901
Realized gain (loss):
Non-controlled/non-affiliated investments	(252,197)	12,796
Derivative instruments (Note 6)	(43,104)	—
Forward purchase obligation (Note 8)	—	3,709
Syndicated warehouse agreement (Note 8)	—	2,334
Foreign currency and other transactions	19,472	(2,274)
Net realized gain (loss)	(275,829)	16,565
Net realized and unrealized gain (loss)	(1,321,507)	120,466
Net increase (decrease) in net assets resulting from operations	$663,070	$627,882

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Operations:
Net investment income after excise tax	$1,984,577	$507,416	$—
Net realized gain (loss)	(275,829)	16,565	—
Net change in unrealized appreciation (depreciation)	(1,045,678)	103,901	—
Net increase (decrease) in net assets resulting from operations	663,070	627,882	—
Distributions to common shareholders:
Class I	(1,239,553)	(392,376)	—
Class S	(478,548)	(112,581)	—
Class D	(80,303)	(12,065)	—
Net decrease in net assets resulting from distributions	(1,798,404)	(517,022)	—
Share transactions:
Class I:
Proceeds from shares sold	7,657,964	8,753,643	52
Share transfers between classes	72,944	20,647	—
Distributions reinvested	520,100	139,405	—
Repurchased shares, net of early repurchase deduction	(1,934,680)	(16,150)	—
Net increase (decrease) from share transactions	6,316,328	8,897,545	52
Class S:
Proceeds from shares sold	3,867,398	3,376,654	—
Share transfers between classes	(27,793)	(6,557)	—
Distributions reinvested	204,169	41,775	—
Repurchased shares, net of early repurchase deduction	(207,608)	(183)	—
Net increase (decrease) from share transactions	3,836,166	3,411,689	—
Class D:
Proceeds from shares sold	837,827	445,077	—
Share transfers between classes	(45,151)	(14,090)	—
Distributions reinvested	36,842	3,679	—
Repurchased shares, net of early repurchase deduction	(16,433)	8	—
Net increase (decrease) from share transactions	813,085	434,674	—
Total increase (decrease) in net assets	9,830,245	12,854,768	52
Net assets, beginning of period	12,854,820	52	—
Net assets, end of period	$22,685,065	$12,854,820	$52

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$663,070	$627,882
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,050,537	(113,329)
Net change in unrealized gain/loss on derivative instruments	4,301	(1,505)
Net change in unrealized gain/loss on translation of assets and liabilities in foreign currency	(9,160)	—
Net realized (gain) loss on investments	252,197	(12,796)
Net realized (gain) loss on forward purchase obligation	—	(3,709)
Net realized (gain) loss on syndicated warehouse agreement	—	(2,334)
Payment-in-kind interest capitalized	(140,006)	(4,910)
Net accretion of discount and amortization of premium	(147,923)	(38,201)
Amortization of deferred financing costs	25,136	8,834
Amortization of debt issuance costs and original issue discount on notes	20,823	3,069
Amortization of offering costs	5,036	4,217
Payment in connection with purchase of Syndicated Warehouse, net of cash received (Note 8)	—	(44,521)
Payment in connection with Purchase Agreement transaction, net of cash received (Note 12)	—	(697,431)
Purchases of investments	(27,899,547)	(32,980,620)
Proceeds from sale of investments and principal repayments	8,698,004	3,664,970
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(392,139)	(184,082)
Dividend receivable from Controlled/affiliated investments	(69,964)	—
Receivable from broker	(355,742)	—
Receivable for investments sold	(633,791)	(663,594)
Other assets	(4,299)	(791)
Payable for investments purchased	348,173	878,742
Management fees payable	38,354	35,038
Income based incentive fees payable	58,113	36,004
Capital gains incentive fees payable	(15,058)	15,058
Due to affiliates	29,619	9,348
Interest payable	265,706	49,238
Accrued expenses and other liabilities	22,811	3,450
Net cash provided by (used in) operating activities	(18,185,749)	(29,411,973)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Statements of Cash Flows (in thousands)

Cash flows from financing activities:
Borrowings on debt	20,297,052	26,764,988
Repayments on debt	(11,744,062)	(8,975,052)
Deferred financing costs paid	(59,410)	(82,489)
Debt issuance costs paid	(7,947)	(9,594)
Deferred offering costs paid	(4,865)	(6,061)
Proceeds from issuance of Common Shares	12,363,189	12,574,547
Repurchased shares, net of early repurchase deduction paid	(1,009,799)	(4,120)
Dividends paid in cash	(938,436)	(232,312)
Net cash provided by (used in) financing activities	18,895,722	30,029,907
Net increase (decrease) in cash and cash equivalents	709,973	617,934
Effect of foreign exchange rate changes on cash and cash equivalents	23,942	—
Cash and cash equivalents, beginning of period	617,986	52
Cash and cash equivalents, end of period	$1,351,901	$617,986

Supplemental information and non-cash activities:
Interest paid during the period	$799,997	$83,793
Distribution payable	$198,736	$100,155
Reinvestment of dividends during the period	$761,111	$184,859
Accrued but unpaid debt financing costs	$1,204	$490
Accrued but unpaid debt issuance costs	$1,514	$1,514
Accrued but unpaid offering costs	$6	$627
Share repurchases accrued but not yet paid	$1,158,283	$12,205
Investments contributed in-kind to joint ventures (Note 11)	$459,430	$—
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse (Note 8):
Investments	$—	$300,464
Debt	$—	$(134,000)
Other assets/liabilities, net	$—	$(118,411)
Twin Peaks Acquisition (Note 12):
Investments	$—	$1,023,188
Debt	$—	$(337,648)
Other assets/liabilities, net	$—	$35,473

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC (8)	L +	4.00%	8.17%	1/29/2027		$7,507	$7,405	$7,360	0.03%
Amentum Government Services Holdings, LLC (9)	SOFR +	4.00%	8.12%	2/15/2029		12,224	12,171	11,942	0.05
Atlas CC Acquisition Corp. (7)(10)	L +	4.25%	8.98%	5/25/2028		57,655	56,070	45,640	0.20
Corfin Holdings, Inc. (4)(11)	L +	5.75%	10.13%	2/5/2026		30,560	30,552	29,949	0.13
Corfin Holdings, Inc. (4)(11)	L +	5.75%	10.13%	2/5/2026		1,694	1,671	1,660	0.01
Linquest Corp. (4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028		155,531	152,699	148,862	0.66
Loar Group, Inc. (4)(7)(11)	L +	7.25%	11.63%	10/2/2024		144,300	140,735	142,300	0.63
Loar Group, Inc. (4)(11)	L +	7.25%	11.63%	9/29/2023		29,120	29,120	29,120	0.13
MAG DS Corp. (4)(11)	L +	5.50%	10.23%	4/1/2027		10,540	10,407	9,696	0.04
Maverick Acquisition, Inc. (4)(5)(11)	L +	6.25%	10.98%	6/1/2027		48,722	47,931	44,961	0.20
Peraton Corp. (10)	L +	3.75%	8.13%	2/1/2028		26,527	26,512	25,952	0.11
Vertex Aerospace Services Corp. (10)	L +	3.50%	7.88%	12/6/2028		11,918	11,865	11,726	0.05
West Star Aviation Acquisition, LLC (4)(7)(10)	SOFR +	6.00%	8.59%	3/1/2028		4,070	3,973	3,971	0.02
							531,111	513,139	2.26
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	SOFR +	5.75%	9.13%	6/11/2027		268,425	264,218	265,741	1.17
Alliance Ground (4)(10)	SOFR +	5.75%	9.98%	6/11/2027		95,668	93,927	94,711	0.42
ENV Bidco AB (4)(6)(10)	SOFR +	6.00%	10.73%	7/19/2029		102,349	99,947	99,790	0.44
ENV Bidco AB (4)(6)(7)(8)	E +	6.00%	8.20%	7/19/2029	EUR	114,140	111,025	115,596	0.51
Livingston International, Inc. (4)(6)(10)	L +	5.50%	10.23%	4/30/2027		104,616	103,993	103,570	0.46
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	10.57%	12/9/2026		34,038	33,282	34,038	0.15
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	10.57%	2/5/2029		168,981	166,038	168,981	0.74
Redwood Services Group, LLC (4)(7)(10)	SOFR +	6.00%	10.69%	6/15/2029		43,077	42,294	42,191	0.19
RoadOne Inc (4)(7)(11)	SOFR +	6.25%	10.81%	12/30/2028		1,067	1,024	1,024	0.00
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028		217,194	213,004	214,441	0.95
SEKO Global Logistics Network, LLC (4)(5)(6)(11)	E +	5.00%	6.00%	12/30/2026	EUR	35,393	40,516	37,584	0.17
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L +	4.75%	9.48%	12/30/2026		82,542	81,718	82,111	0.36
The Kenan Advantage Group, Inc. (10)	L +	3.75%	8.13%	3/24/2026		33,842	33,697	33,074	0.15
Wwex Uni Topco Holdings, LLC (10)	L +	4.00%	8.73%	7/26/2028		18,968	18,734	17,421	0.08
							1,303,417	1,310,273	5.79
Airlines
Air Canada (6)(10)	L +	3.50%	8.13%	8/11/2028		12,755	12,741	12,645	0.06
United Airlines, Inc. (6)(10)	L +	3.75%	8.11%	4/21/2028		20,165	20,213	19,967	0.09
							32,954	32,612	0.15

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Auto Components
Metis Buyer, Inc. (5)(7)(10)	SOFR +	4.00%	8.50%	5/4/2028		$57,438	$56,210	$54,273	0.24%
Beverages
Naked Juice, LLC (9)	SOFR +	3.25%	7.93%	1/24/2029		10,631	10,609	9,561	0.04
Triton Water Holdings, Inc. (9)	L +	3.50%	8.23%	3/31/2028		57,402	56,420	53,578	0.24
							67,029	63,139	0.28
Building Products
Camelot Return Merger SU (6)(8)		8.75%	8.75%	8/1/2028		7,599	6,915	6,983	0.03
Cornerstone Building Brands, Inc. (6)(9)	SOFR +	5.63%	9.96%	8/1/2028		50,000	45,395	47,225	0.21
Cornerstone Building Brands, Inc. (6)(9)	L +	3.25%	7.57%	4/12/2028		7,372	7,347	6,649	0.03
CP Atlas Buyer, Inc. (9)	L +	3.50%	7.88%	11/23/2027		54,021	53,843	47,517	0.21
Engineered Stone Group Holdings III Ltd. (4)(6)(7)(10)	SOFR +	5.51%	9.81%	4/23/2028		58,583	57,561	56,935	0.25
Engineered Stone Group Holdings III Ltd. (4)(6)(8)	E +	5.00%	7.20%	4/23/2028	EUR	28,400	30,711	29,779	0.13
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L +	6.00%	11.21%	2/26/2027		107,885	106,619	107,885	0.48
Great Day Improvements, LLC (4)(10)	L +	6.25%	10.98%	12/29/2027		181,913	178,885	176,455	0.78
Jacuzzi Brands, LLC (4)(10)	SOFR +	6.00%	10.32%	4/21/2030		204,950	202,766	204,950	0.90
Jacuzzi Brands, LLC (4)(11)	SOFR +	6.00%	10.32%	2/25/2025		52,938	52,580	52,938	0.23
Kodiak BP, LLC (10)	L +	3.25%	7.98%	3/12/2028		48,808	48,481	45,941	0.20
L&S Mechanical Acquisition, LLC (4)(5)(10)	L +	5.75%	10.14%	9/1/2027		113,644	111,876	106,825	0.47
Lindstrom, LLC (4)(11)	SOFR +	6.25%	10.47%	4/7/2025		150,208	147,026	148,706	0.66
Mi Windows and Doors, LLC (9)	SOFR +	3.50%	7.92%	12/18/2027		5,545	5,558	5,498	0.02
New Arclin US Holding Corp. (6)(7)(9)	L +	3.75%	8.13%	10/2/2028		11,236	11,201	9,731	0.04
The Chamberlain Group, Inc. (9)	L +	3.25%	7.63%	11/3/2029		45,466	45,147	42,966	0.19
Windows Acquisition Holdings, Inc. (4)(5)(11)	L +	6.50%	11.23%	12/29/2026		60,465	59,655	60,465	0.27
							1,171,566	1,157,448	5.10
Capital Markets
Advisor Group Holdings, Inc. (8)	L +	4.50%	8.88%	7/31/2026		15,667	15,700	15,357	0.07
AllSpring Buyer, LLC (6)(9)	L +	3.00%	7.75%	11/1/2028		2,978	2,992	2,943	0.01
Resolute Investment Managers, Inc. (11)	L +	4.25%	8.98%	4/30/2024		10,033	10,056	8,177	0.04
Situs-AMC Holdings Corporation (4)(11)	SOFR +	5.75%	10.23%	12/22/2027		12,975	12,867	12,845	0.06
Superannuation And Investments US, LLC (6)(9)	L +	3.75%	8.13%	12/1/2028		12,859	12,779	12,686	0.06
The Edelman Financial Engines Center, LLC (10)	L +	3.50%	7.88%	4/7/2028		45,653	45,196	42,719	0.19
							99,590	94,727	0.43
Chemicals
DCG Acquisition Corp. (8)	SOFR +	4.50%	8.72%	9/30/2026		4,950	4,960	4,677	0.02
Dominion Colour Corporation (4)(6)(11)(17)	L +	8.25%	11.19%	4/6/2024		35,696	35,396	18,116	0.08
Geon Performance Solutions, LLC (10)	L +	4.50%	9.23%	8/18/2028		3,652	3,630	3,561	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals (continued)
Hyperion Materials & Technologies, Inc. (9)	L +	4.50%	9.23%	8/30/2028	$17,712	$17,660	$17,247	0.08%
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(10)	L +	3.50%	8.23%	9/29/2027	19,653	19,577	19,260	0.08
NIC Acquisition Corp. (10)	L +	3.75%	8.48%	12/29/2027	8,793	8,809	6,429	0.03
Olympus Water US Holding Corp. (9)	L +	3.75%	8.50%	11/9/2028	13,708	13,694	13,195	0.06
Oxea Corporation (6)(8)	L +	3.25%	7.00%	10/14/2024	6	6	6	0.00
WR Grace Holdings, LLC (6)(9)	L +	3.75%	8.50%	9/22/2028	4,253	4,267	4,186	0.02
						107,999	86,677	0.39
Commercial Services & Supplies
Access CIG, LLC (8)	L +	3.75%	7.82%	2/27/2025	32,330	32,279	31,740	0.14
Allied Universal Holdco, LLC (9)	SOFR +	3.75%	8.17%	5/12/2028	68,605	68,383	65,312	0.29
Anticimex, Inc. (6)(9)	L +	3.50%	8.23%	11/16/2028	16,886	16,756	16,338	0.07
APX Group, Inc. (6)(11)	L +	3.25%	6.73%	7/10/2028	42,013	41,769	41,639	0.18
Bazaarvoice, Inc. (4)(7)(8)	SOFR +	5.75%	10.28%	5/7/2028	368,444	368,444	368,444	1.62
Belfor Holdings, Inc. (8)	L +	4.00%	8.38%	4/6/2026	4,911	4,926	4,886	0.02
DG Investment Intermediate Holdings 2, Inc. (10)	SOFR +	4.75%	9.07%	3/31/2028	8,150	8,071	7,844	0.03
DG Investment Intermediate Holdings 2, Inc. (10)	SOFR +	3.75%	8.07%	3/31/2028	41,187	41,227	39,488	0.17
Divisions Holding Corp. (10)	L +	4.75%	9.13%	5/27/2028	23,795	23,610	23,245	0.10
EAB Global, Inc. (9)	L +	3.50%	7.88%	8/16/2028	8,067	8,006	7,780	0.03
eResearchTechnology, Inc. (11)	L +	4.50%	8.88%	2/4/2027	12,852	12,893	11,378	0.05
Foundational Education Group, Inc. (4)(9)	SOFR +	3.75%	8.59%	8/31/2028	9,051	8,978	8,146	0.04
Garda World Security Corp. (6)(8)	L +	4.25%	8.93%	10/30/2026	27,085	27,139	26,421	0.12
Garda World Security Corp. (6)(8)	SOFR +	4.25%	8.53%	2/1/2029	16,492	16,352	15,914	0.07
Genuine Financial Holdings, LLC (8)	L +	3.75%	8.33%	7/11/2025	6,078	6,067	5,866	0.03
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	10.52%	12/15/2027	166,245	163,006	159,825	0.70
JSS Holdings, Inc. (4)(10)	L +	6.00%	10.34%	12/27/2028	46,038	45,540	46,038	0.20
JSS Holdings, Inc. (4)(10)	L +	6.00%	10.34%	12/27/2028	240,481	237,395	240,481	1.06
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	10.04%	12/10/2027	51,532	50,453	50,978	0.22
KPSKY Acquisition, Inc. (4)(10)	L +	5.50%	9.89%	10/19/2028	47,442	46,656	44,714	0.20
KPSKY Acquisition, Inc. (4)(10)	L +	5.50%	12.00%	10/19/2028	21,259	20,894	20,036	0.09
MaxGen Energy Services Corporation (4)(11)	L +	5.00%	9.18%	6/2/2027	83,035	81,442	80,959	0.36
Onex Baltimore Buyer, Inc. (4)(7)(10)	SOFR +	5.75%	10.50%	12/1/2027	269,254	264,782	265,986	1.17
PECF USS Intermediate Holding III Corp. (9)	L +	4.25%	8.63%	12/15/2028	30,534	30,546	25,574	0.11
Polyphase Elevator Holding Co. (4)(7)(11)	SOFR +	5.50%	10.18%	6/3/2027	15,053	14,809	12,736	0.06
Recycle & Resource US, LLC (6)(9)	L +	3.50%	8.23%	7/14/2028	5,167	5,136	4,711	0.02
Revspring, Inc. (8)	L +	4.00%	8.73%	10/11/2025	15,284	15,197	14,787	0.07
The Action Environmental Group, Inc. (4)(5)(12)	SOFR +	6.00%	10.66%	1/16/2026	16,094	15,691	15,892	0.07
The Action Environmental Group, Inc. (4)(5)(12)	L +	6.00%	9.91%	1/15/2026	4,050	3,983	3,999	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
The Action Environmental Group, Inc. (4)(5)(12)	SOFR +	6.15%	10.47%	1/15/2026	$4,459	$4,386	$4,403	0.02%
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc) (9)	L +	3.75%	8.13%	12/8/2028	41,852	41,624	40,136	0.18
USIC Holdings, Inc. (10)	L +	3.50%	7.88%	5/12/2028	24,688	24,591	23,618	0.10
Vaco Holdings, LLC (10)	SOFR +	5.00%	9.73%	1/21/2029	21,214	21,122	20,534	0.09
Veregy Consolidated, Inc. (4)(11)	L +	6.00%	10.41%	11/2/2027	20,376	20,415	16,708	0.07
						1,792,568	1,766,556	7.77
Construction & Engineering
Aegion Corporation (10)	L +	4.75%	9.13%	5/17/2028	23,640	23,585	22,152	0.10
ASP Endeavor Acquisition, LLC (4)(5)(9)	L +	6.50%	11.06%	5/3/2027	35,460	34,948	33,598	0.15
Brookfield WEC Holdings, Inc. (9)	SOFR +	3.75%	8.07%	8/1/2025	2,993	2,864	2,986	0.01
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L +	5.00%	9.38%	12/31/2027	125,111	122,456	118,736	0.52
Peak Utility Services Group, Inc. (4)(11)	L +	5.00%	9.17%	3/2/2028	23,391	23,214	22,338	0.10
Refficiency Holdings, LLC (10)	L +	3.75%	7.82%	12/16/2027	13,801	13,674	13,102	0.06
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	4.50%	9.23%	8/31/2028	42,932	41,843	39,898	0.18
Tutor Perini Corp. (6)(11)	L +	4.75%	9.13%	8/18/2027	2,933	2,957	2,768	0.01
						265,541	255,578	1.13
Construction Materials
White Cap Buyer, LLC (9)	SOFR +	3.75%	8.07%	10/19/2027	35,942	35,870	34,819	0.15
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	SOFR +	6.25%	10.67%	10/2/2028	11,530	11,073	11,337	0.05
Berlin Packaging, LLC (9)	L +	3.75%	7.88%	3/11/2028	28,131	28,094	27,131	0.12
Charter NEX US, Inc. (10)	L +	3.75%	8.13%	12/1/2027	16,273	16,321	15,837	0.07
Graham Packaging Co, Inc. (10)	L +	3.00%	7.38%	8/4/2027	9,081	9,055	8,939	0.04
LABL, Inc. (9)	L +	5.00%	9.38%	10/29/2028	7,071	6,981	6,731	0.03
MAR Bidco Sarl (6)(9)	L +	4.30%	9.03%	7/6/2028	3,898	3,882	3,567	0.02
Novolex, Inc. (9)	SOFR +	3.93%	8.60%	4/13/2029	43,986	42,984	42,001	0.19
Pretium PKG Holdings, Inc. (9)	L +	4.00%	7.74%	10/2/2028	23,650	23,293	18,971	0.08
ProAmpac PG Borrower, LLC (10)	L +	3.75%	7.96%	11/3/2025	40,486	40,474	38,875	0.17
TricorBraun Holdings, Inc. (9)	L +	3.25%	7.63%	3/3/2028	28,991	28,750	27,730	0.12
Trident TPI Holdings, Inc. (7)(9)	L +	4.00%	7.67%	9/15/2028	22,865	22,788	21,993	0.10
						233,695	223,112	0.99
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	10.24%	12/10/2028	7,960	7,825	7,701	0.03
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	10.63%	10/17/2025	5,825	5,754	5,825	0.03
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	10.66%	12/29/2026	14,588	14,392	14,515	0.06
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	10.66%	12/29/2027	66,848	65,640	66,514	0.29
Genuine Cable Group, LLC (4)(10)	SOFR +	5.75%	10.17%	11/2/2026	30,261	29,669	29,655	0.13

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Distributors (continued)
Marcone Yellowstone Buyer, Inc. (4)(5)(7)(10)	SOFR +	6.50%	7.25%	6/23/2028	$15,810	$15,180	$15,164	0.07%
Marcone Yellowstone Buyer, Inc. (4)(5)(10)	SOFR +	6.25%	10.62%	6/23/2028	26,742	26,330	25,672	0.11
NDC Acquisition Corp. (4)(7)(11)	L +	5.50%	10.23%	3/9/2027	22,620	22,130	22,109	0.10
Tailwind Colony Holding Corporation (4)(11)	L +	6.25%	10.98%	11/13/2024	74,385	73,315	73,269	0.32
Unified Door & Hardware Group, LLC (4)(11)	SOFR +	5.75%	10.52%	6/30/2025	11,911	11,408	11,375	0.05
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	10.49%	12/18/2027	52,948	52,332	52,022	0.23
						323,975	323,821	1.42
Diversified Consumer Services
Ascend Learning, LLC (9)	L +	3.50%	7.88%	12/11/2028	30,790	30,294	29,188	0.13
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	9.74%	7/20/2028	958,418	950,821	958,418	4.22
Colibri Group, LLC (10)	SOFR +	5.00%	8.87%	3/12/2029	13,099	12,998	12,260	0.05
Dreambox Learning Holding, LLC (4)(5)(10)	L +	6.25%	9.44%	12/1/2027	135,213	132,990	127,101	0.56
EM Bidco Limited (6)(9)	SOFR +	4.25%	8.93%	7/6/2029	4,168	4,154	4,083	0.02
Go Car Wash Management Corp. (4)(7)(11)	SOFR +	6.25%	10.67%	12/31/2026	48,755	46,720	47,045	0.21
Go Car Wash Management Corp. (4)(14)	SOFR +	6.25%	10.67%	12/31/2026	42,256	41,527	41,199	0.18
KUEHG Corp. (11)	L +	3.75%	8.48%	2/21/2025	46,275	45,808	44,559	0.20
Learning Care Group (11)	L +	3.25%	7.61%	3/13/2025	37,491	36,954	34,974	0.15
Pre-Paid Legal Services, Inc. (9)	L +	3.75%	8.13%	12/15/2028	15,896	15,734	15,323	0.07
Rinchem Company, LLC (4)(9)	SOFR +	4.50%	9.18%	3/2/2029	4,025	4,007	3,814	0.02
Sunshine Cadence Holdco, LLC (4)(7)(10)	SOFR +	6.50%	10.24%	3/23/2027	700	680	679	0.00
Sunshine Cadence Holdco, LLC (8)	L +	4.25%	8.98%	3/23/2027	39,696	36,960	36,421	0.16
TruGreen Limited Partnership (10)	L +	4.00%	8.38%	11/2/2027	5,895	5,924	5,250	0.02
University Support Services, LLC (9)	L +	3.25%	7.63%	2/10/2029	14,898	14,738	14,525	0.06
Weld North Education, LLC (9)	L +	3.75%	7.72%	12/21/2027	9,326	9,326	9,161	0.04
						1,389,635	1,384,000	6.09
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L +	5.75%	10.13%	4/28/2028	129,071	127,193	127,765	0.56
Comet Acquisition, Inc. (4)(9)	SOFR +	4.25%	8.98%	10/24/2025	15,830	15,626	15,355	0.07
Lereta, LLC (10)	L +	5.25%	9.63%	7/30/2028	29,455	29,220	25,921	0.11
Mitchell International, Inc. (9)	L +	3.75%	8.41%	10/15/2028	66,990	66,327	61,932	0.27
Polaris Newco, LLC (9)	L +	4.00%	8.73%	6/2/2028	41,862	41,380	38,304	0.17
Sedgwick Claims Management Services, Inc. (6)(11)	L +	4.25%	8.63%	9/3/2026	2,399	2,418	2,375	0.01
Sedgwick Claims Management Services, Inc. (6)(8)	L +	3.75%	8.13%	9/3/2026	2,851	2,854	2,804	0.01
SelectQuote, Inc. (4)(10)	SOFR +	8.00%	12.42% (incl. 2.00% PIK)	11/5/2024	274,238	273,743	246,814	1.09
						558,761	521,270	2.29

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L +	3.69%	7.77%	1/31/2026		$15,505	$15,446	$14,406	0.06%
Numericable US, LLC (6)(8)	L +	4.00%	8.65%	8/14/2026		33,493	33,515	31,246	0.14
Numericable US, LLC (6)(8)	L +	2.75%	7.16%	7/31/2025		2,861	2,834	2,723	0.01
Point Broadband Acquisition, LLC (4)(7)(11)	L +	6.00%	10.56%	10/1/2028		194,794	190,399	189,073	0.83
Zacapa, LLC (6)(9)	SOFR +	4.25%	8.83%	3/22/2029		6,082	6,069	5,861	0.03
Zayo Group Holdings, Inc. (9)	SOFR +	4.25%	8.57%	3/9/2027		4,857	4,742	4,054	0.02
							253,005	247,363	1.09
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.25%	10.01%	3/26/2027		50,994	50,060	50,425	0.22
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L +	5.50%	10.23%	8/17/2028		193,050	189,496	189,111	0.83
Madison IAQ, LLC (9)	L +	3.25%	7.99%	6/21/2028		50,454	49,866	47,067	0.21
Relay Purchaser, LLC (4)(5)(7)(10)	L +	6.00%	10.73%	8/30/2028		186,571	183,344	185,353	0.82
Shoals Holdings, LLC (4)(11)	SOFR +	3.25%	7.51%	11/25/2026		11,262	11,075	11,318	0.05
							433,781	432,849	1.91
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(11)	L +	6.00%	10.75%	12/23/2026		35,138	34,718	32,854	0.14
CPI Intermediate Holdings Inc (4)(7)(10)	SOFR +	5.50%	9.68%	10/8/2029		465,710	455,099	455,280	2.01
Infinite Bidco, LLC (9)	L +	3.25%	7.98%	3/2/2028		39,231	39,080	37,760	0.17
Ingram Micro, Inc. (9)	L +	3.50%	8.23%	6/30/2028		3,940	3,909	3,891	0.02
Jupiter Bidco Limited (4)(6)(10)	SOFR +	6.25%	10.83%	8/27/2029		88,177	85,665	85,532	0.38
Jupiter Bidco Limited (4)(6)(7)(9)	E +	6.25%	8.45%	8/27/2029	EUR	5,922	2,718	3,972	0.02
LTI Holdings, Inc. (8)	L +	3.50%	7.88%	9/6/2025		4,948	4,936	4,749	0.02
Presidio, Inc. (8)	SOFR +	3.50%	7.92%	1/22/2027		2,197	2,200	2,167	0.01
							628,325	626,205	2.77

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L +	7.00%	11.29%	10/4/2024		$8,031	$7,738	$8,031	0.04%
EnergySolutions, LLC (11)	L +	3.75%	8.48%	5/9/2025	4,675		4,675	4,369	0.02
ISQ Hawkeye Holdco, Inc. (4)(7)(10)	SOFR +	6.25%	10.63%	8/17/2029	8,189		7,967	8,048	0.04
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	10.63%	9/10/2025	22,793		22,080	22,793	0.10
							42,460	43,241	0.20
Entertainment
CE Intermediate I, LLC (4)(9)	L +	4.00%	8.59%	11/10/2028	7,719		7,655	7,372	0.03
Recorded Books, Inc. (8)	SOFR +	4.00%	8.32%	8/29/2025	11,815		11,832	11,584	0.05
							19,487	18,956	0.08
Food Products
Quantum Bidco, Ltd. (6)(8)	S +	6.00%	6.28%	1/29/2028	GBP	18,500	24,611	19,080	0.08
Snacking Investments US, LLC (6)(11)	L +	4.00%	8.32%	12/18/2026	4,944		4,970	4,833	0.02
							29,581	23,913	0.10
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc. (4)(7)(9)	SOFR +	5.75%	10.48%	6/13/2029	25,380		24,746	24,255	0.11
Auris Luxembourg III Sarl (6)(8)	L +	3.75%	8.68%	2/27/2026	34,532		34,030	30,993	0.14
CPI Buyer, LLC (4)(7)(10)	L +	5.50%	10.23%	11/1/2028	161,899		158,173	153,414	0.68
Egrotron Acquisition, LLC (4)(10)	SOFR +	5.75%	10.18%	7/6/2028	67,705		66,462	66,182	0.29
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L +	5.50%	9.84%	9/13/2028	245,025		240,888	240,440	1.06
Mozart Borrower LP (7)(9)	L +	3.25%	7.63%	10/23/2028	1,985		1,884	477	0.00
Natus Medical Incorporated (4)(7)(9)	SOFR +	5.50%	8.68%	7/20/2029	53,463		50,042	49,330	0.22
Resonetics, LLC (10)	L +	4.00%	8.41%	4/28/2028	81,849		80,299	78,166	0.34
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L +	3.75%	8.48%	10/1/2026	23,496		23,346	22,560	0.10
TecoStar Holdings, Inc. (11)	L +	3.50%	7.24%	5/1/2024	25,881		25,647	21,764	0.10
							705,517	687,581	3.04
Health Care Providers & Services
123Dentist, Inc. (4)(6)(7)(10)	C +	5.75%	10.36%	8/10/2029	CAD	204,779	156,140	144,435	0.64
ACI Group Holdings, Inc. (4)(5)(7)(10)	L +	5.75%	10.13%	8/2/2028	92,158		90,007	90,086	0.40
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.50%	11.66%	5/7/2027	20,661		20,251	20,229	0.09
ADMI Corp. (9)	L +	3.75%	8.13%	12/23/2027	46,518		46,278	42,491	0.19
Amerivet Partners Management, Inc. (4)(5)(7)(10)	SOFR +	5.50%	9.59%	2/25/2028	17,532		16,596	15,861	0.07
AMGH Holding Corp. (11)	L +	4.25%	8.63%	3/14/2025	11,615		11,628	8,300	0.04
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	C +	4.50%	9.36%	4/14/2028	CAD	16,795	12,933	14,973	0.07
Caramel Bidco Limited (4)(5)(6)(8)	S +	6.00%	9.43%	2/24/2029	GBP	60,000	78,167	69,698	0.31
Caramel Bidco Limited (4)(5)(6)(7)(8)	SOFR +	6.00%	9.43%	2/24/2024	GBP	5,392	6,968	4,202	0.02
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028	499,035		488,434	470,913	2.08

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
CHG Healthcare Services, Inc. (9)	L +	3.25%	7.63%	9/29/2028		$8,021	$7,983	$7,864	0.03%
Covenant Surgical Partners, Inc. (8)	L +	4.00%	8.41%	7/1/2026		2,951	2,916	2,501	0.01
Cross Country Healthcare, Inc. (4)(10)	L +	5.75%	10.14%	6/8/2027		48,234	46,982	48,234	0.21
DCA Investment Holdings, LLC (4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		25,015	24,846	24,620	0.11
Epoch Acquisition, Inc. (4)(11)	SOFR +	6.00%	10.19%	10/4/2024		29,118	29,118	28,972	0.13
Global Medical Response, Inc. (11)	L +	4.25%	8.42%	10/2/2025		34,291	34,358	24,239	0.11
Gordian Medical, Inc. (4)(10)	L +	6.25%	10.98%	1/31/2027		51,790	50,515	37,548	0.17
Heartland Dental, LLC (8)	L +	4.00%	8.39%	4/30/2025		47,639	47,471	44,388	0.20
Jayhawk Buyer, LLC (4)(7)(11)	L +	5.00%	9.73%	10/15/2026		274,677	270,560	271,930	1.20
LifePoint Health, Inc. (8)	L +	3.75%	8.16%	11/16/2025		43,804	43,532	41,401	0.18
Medical Knowledge Group, LLC (4)(10)	SOFR +	5.75%	9.99%	2/1/2029		21,910	21,243	21,636	0.10
Medical Knowledge Group, LLC (4)(10)	L +	5.75%	10.04	2/1/2029		163,706	160,860	161,660	0.71
Midwest Physician Administrative Services, LLC (10)	L +	3.25%	7.98%	3/12/2028		19,182	19,113	17,719	0.08
National Mentor Holdings, Inc. (10)	L +	3.75%	8.48%	3/2/2028		11,192	11,182	7,884	0.03
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	9.98% (incl. 5.11% PIK)	7/16/2027		416,586	413,661	412,420	1.82
NMSC Holdings, Inc. (10)	SOFR +	5.25%	9.67%	2/23/2029		7,476	7,405	6,156	0.03
Odyssey Holding Company, LLC (4)(11)	L +	5.75%	10.45%	11/16/2025		63,649	63,333	63,649	0.28
Onex TSG Intermediate Corp. (6)(10)	L +	4.75%	9.16%	2/28/2028		23,023	22,873	20,622	0.09
Pathway Vet Alliance, LLC (8)	L +	3.75%	8.13%	3/31/2027		30,697	30,494	25,734	0.11
Pediatric Associates Holding Co., LLC (7)(9)	L +	3.25%	7.63%	12/29/2028		5,036	4,910	4,778	0.02
PetVet Care Centers, LLC (10)	L +	3.50%	7.88%	2/14/2025		54,403	54,377	51,297	0.23
Phoenix Guarantor, Inc. (6)(8)	L +	3.50%	7.88%	3/5/2026		17,904	17,889	16,891	0.07
Plasma Buyer, LLC (4)(7)(10)	SOFR +	5.75%	10.07%	5/12/2029		91,493	89,190	86,487	0.38
PPV Intermediate Holdings, LLC (4)(7)(10)	SOFR +	5.75%	10.07%	8/31/2029		114,624	112,184	113,256	0.50
PSKW Intermediate, LLC (4)(11)	L +	6.25%	10.64%	3/9/2026		14,303	14,303	14,303	0.06
Radnet, Inc. (6)(10)	L +	3.00%	7.73%	4/21/2028		4,850	4,832	4,733	0.02
Reverb Buyer, Inc. (9)	L +	3.50%	7.88%	11/1/2028		6,551	6,504	6,155	0.03
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	11.00%	12/21/2028		460,037	450,702	449,712	1.98
Snoopy Bidco, Inc. (4)(7)(10)	L +	6.00%	10.76%	6/1/2028		623,786	615,035	601,186	2.65
SpecialtyCare, Inc. (4)(5)(7)(11)	L +	5.75%	9.76%	6/18/2028		72,500	70,742	70,051	0.31
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	10.51%	1/2/2029		166,289	163,129	160,844	0.71
Surgery Centers Holdings, Inc. (6)(10)	L +	3.75%	8.05%	8/31/2026		14,435	14,425	14,289	0.06
The Fertility Partners, Inc. (4)(5)(6)(10)	L +	5.75%	10.13%	3/16/2028		38,903	38,228	37,346	0.16
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	C +	5.75%	10.46%	3/16/2028	CAD	155,062	121,396	111,823	0.49
The GI Alliance Management, LLC (4)(7)(11)	SOFR +	6.25%	10.49%	9/15/2028		261,135	252,087	254,229	1.12
TTF Holdings, LLC (4)(10)	L +	4.00%	8.13%	3/31/2028		5,944	5,910	5,884	0.03

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
U.S. Anesthesia Partners, Inc. (9)	L +	4.25%	8.37%	10/1/2028		$38,627	$38,496	$36,876	0.16%
Unified Physician Management, LLC (4)(7)(9)	SOFR +	5.50%	10.50%	6/18/2029		863,748	863,748	863,748	3.81
United Mutual Acquisition Holdings, LLC (4)(7)(10)	SOFR +	5.75%	10.09%	7/15/2028		15,654	15,421	15,229	0.07
US Acute Care Solutions (5)(8)		6.38%	6.38%	3/1/2026		2,885	2,919	2,564	0.01
US Oral Surgery Management Holdco, LLC (4)(10)	L +	5.50%	10.18%	11/18/2027		127,120	125,052	125,849	0.55
US Oral Surgery Management Holdco, LLC (4)(7)(11)	L +	4.50%	10.72%	11/18/2023		39,604	38,717	38,933	0.17
Veonet GmbH (6)(8)	S +	5.25%	8.68%	3/14/2029	GBP	170,000	218,598	190,515	0.84
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028		108,280	106,326	88,257	0.39
							5,680,967	5,515,600	24.33
Health Care Technology
athenahealth, Inc. (7)(9)	SOFR +	3.50%	7.82%	2/15/2029		36,931	36,518	33,015	0.15
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR +	5.50%	6.25%	5/25/2029		86,813	85,002	84,951	0.37
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029		403,316	394,706	390,501	1.72
Color Intermediate LLC (4)(10)	SOFR +	5.50%	10.18%	10/4/2029		371,638	362,597	364,206	1.61
Edifecs, Inc. (4)(10)	L +	5.50%	10.23%	9/21/2026		122,264	120,388	121,042	0.53
Edifecs, Inc. (4)(11)	L +	7.50%	12.23%	9/21/2026		29,360	29,261	29,947	0.13
Ensemble RCM, LLC (4)(9)	SOFR +	5.00%	9.19%	8/3/2026		89,550	88,057	87,759	0.39
GI Ranger Intermediate, LLC (4)(7)(10)	SOFR +	6.00%	10.73%	10/29/2028		99,248	97,345	97,383	0.43
Imprivata, Inc. (9)	L +	3.75%	8.13%	12/1/2027		3,940	3,948	3,801	0.02
Netsmart Technologies, Inc. (10)	L +	4.00%	8.38%	10/1/2027		15,149	15,208	14,628	0.06
NMC Crimson Holdings, Inc. (4)(7)(10)	L +	6.00%	9.74%	3/1/2028		75,988	74,013	74,805	0.33
Project Ruby Ultimate Parent Corp. (10)	L +	3.25%	7.63%	3/10/2028		8,461	8,428	8,019	0.04
RPBLS Midco, LLC (4)(10)	SOFR +	5.75%	9.41%	4/1/2028		166,892	164,279	165,223	0.73
Verscend Holding Corp. (8)	L +	4.00%	8.38%	8/27/2025		30,479	30,524	30,346	0.13
Waystar Technologies, Inc. (8)	L +	4.00%	8.38%	10/22/2026		12,408	12,425	12,222	0.05
							1,522,699	1,517,848	6.69
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L +	3.50%	7.88%	8/17/2028		6,241	6,251	6,180	0.03
CEC Entertainment, Inc. (5)(8)		6.75%	6.75%	5/1/2026		51,052	51,052	47,542	0.21
Century Casinos, Inc. (6)(10)	SOFR +	6.00%	10.22%	4/2/2029		43,670	42,885	41,650	0.18
Fertitta Entertainment, LLC (9)	SOFR +	4.00%	8.32%	1/27/2029		33,590	33,463	32,003	0.14
Flynn Restaurant Group LP (9)	L +	4.25%	8.63%	12/1/2028		7,999	7,922	7,522	0.03
IRB Holding Corp. (10)	SOFR +	3.00%	7.32%	12/15/2027		15,762	15,761	15,321	0.07
Mic Glen, LLC (9)	L +	3.50%	7.88%	7/21/2028		26,577	26,430	25,348	0.11
Scientific Games Holdings LP (9)	SOFR +	3.50%	7.10%	4/4/2029		10,434	10,389	9,976	0.04
Tacala Investment Corp. (10)	L +	3.50%	7.88%	2/5/2027		48,876	48,867	47,129	0.21

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Twin River Worldwide Holdings, Inc. (6)(9)	L +	3.25%	7.54%	10/2/2028		$19,084	$18,942	$17,710	0.08%
							261,962	250,381	1.10
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	SOFR +	3.75%	7.84%	7/31/2028		52,858	52,304	49,784	0.22
Hunter Douglas, Inc. (6)(9)	SOFR +	3.50%	7.86%	2/26/2029		14,896	14,820	13,181	0.06
Instant Brands Holdings, Inc. (10)	L +	5.00%	9.73%	4/12/2028		75,061	74,211	50,741	0.22
							141,335	113,706	0.50
Industrial Conglomerates
Bettcher Industries, Inc. (9)	SOFR +	4.00%	8.32%	12/14/2028		11,238	11,142	10,591	0.05
CEP V Investment 11 Sarl (4)(6)(7)(10)	S +	5.75%	5.75%	2/11/2028	CHF	97,449	97,920	104,199	0.46
Engineered Machinery Holdings, Inc. (10)	L +	3.75%	8.48%	5/19/2028		7,978	7,978	7,738	0.03
Excelitas Technologies Corp. (4)(7)(10)	SOFR +	5.75%	10.12%	8/13/2029		161,600	158,150	157,944	0.70
Excelitas Technologies Corp. (4)(8)	E +	5.75%	7.55%	8/13/2029	EUR	25,323	25,502	26,486	0.12
FCG Acquisitions, Inc. (9)	L +	3.75%	8.48%	3/31/2028		40,676	40,520	38,782	0.17
SPX Flow, Inc. (9)	SOFR +	4.50%	8.92%	4/5/2029		52,169	49,972	48,862	0.22
Vertical US Newco, Inc. (6)(9)	L +	3.50%	6.87%	7/30/2027		29,953	29,980	28,898	0.13
Victory Buyer, LLC (4)(9)	L +	3.75%	8.10%	11/19/2028		22,863	22,774	19,262	0.08
							443,938	442,762	1.96
Insurance
Acrisure LLC (8)	L +	3.50%	7.88%	2/15/2027		3,815	3,739	3,589	0.02
Acrisure LLC (9)	L +	4.25%	8.63%	2/15/2027		18,985	18,947	18,424	0.08
Acrisure LLC (9)	L +	3.75%	8.13%	2/15/2027		18,973	18,838	18,071	0.08
Alera Group, Inc. (4)(10)	SOFR +	6.00%	10.42%	10/2/2028		63,957	63,421	62,273	0.27
Alliant Holdings Intermediate, LLC (9)	L +	3.50%	7.85%	11/5/2027		7,935	7,894	7,766	0.03
Amerilife Holdings, LLC (4)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029		360,844	352,810	356,491	1.57
AssuredPartners, Inc. (9)	L +	3.50%	7.88%	2/12/2027		30,226	29,966	29,355	0.13
AssuredPartners, Inc. (9)	SOFR +	3.50%	7.82	2/12/2027		993	991	966	0.00
Baldwin Risk Partners, LLC (6)(9)	L +	3.50%	7.79%	10/14/2027		7,884	7,853	7,707	0.03
Benefytt Technologies, Inc. (4)(10)	SOFR +	8.75%	12.09 (incl. 7.75% PIK)	8/12/2027		97,056	95,617	78,615	0.35
Benefytt Technologies, Inc. (4)(7)(8)	SOFR +	7.50%	10.58 (incl. 7.75% PIK)	8/12/2027		23,520	22,851	19,016	0.08
BroadStreet Partners, Inc. (8)	L +	3.00%	7.38%	1/27/2027		10,816	10,774	10,509	0.05
CFC Underwriting, Ltd.(4)(6)(7)(8)	SOFR +	5.00%	8.79%	5/16/2029		138,161	134,805	136,576	0.60
Foundation Risk Partners Corp. (4)(7)(10)	SOFR +	6.00%	10.68%	10/29/2028		55,681	54,797	54,978	0.24
Galway Borrower, LLC (4)(5)(7)(10)	L +	5.25%	8.99%	9/30/2028		222,069	218,415	216,018	0.95
High Street Buyer, Inc. (4)(5)(7)(10)	L +	6.00%	10.73%	4/14/2028		127,353	124,844	125,698	0.55

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Howden Group Holdings Limited (6)(10)	L +	3.25%	7.69%	11/12/2027		$13,503	$13,440	$13,173	0.06%
HUB International Limited (10)	L +	3.25%	7.53%	4/25/2025	1,957		1,958	1,943	0.01
Integrity Marketing Acquisition, LLC (4)(5)(10)	L +	6.05%	11.28%	8/27/2025	80,767		80,024	77,935	0.34
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	SOFR +	5.75%	9.49%	8/27/2025	79,904		78,423	76,727	0.34
Integrity Marketing Acquisition, LLC (4)(5)(10)	L +	5.75%	7.50%	8/27/2025	74,979		74,173	72,168	0.32
Jones Deslauriers Insurance Management, Inc. (5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	15,393	12,486	10,679	0.05
Jones Deslauriers Insurance Management, Inc. (5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	11,206	8,797	7,774	0.03
Jones Deslauriers Insurance Management, Inc. (5)(6)(8)	C +	4.25%	8.81%	3/17/2028	CAD	69,903	54,634	48,513	0.21
NFP Corp. (8)	L +	3.25%	7.63%	2/15/2027	13,596		13,511	13,038	0.06
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L +	5.50%	10.63%	10/16/2028	24,461		23,947	23,541	0.10
Riser Merger Sub, Inc. (4)(6)(7)(10)	SOFR +	5.75%	10.33%	8/1/2028	159,870		155,983	155,699	0.69
Riser Merger Sub, Inc. (4)(6)(10)	S +	5.75%	9.18%	8/1/2028	GBP	13,683	16,452	16,130	0.07
RSC Acquisition, Inc. (4)(5)(10)	L +	5.50%	9.11%	10/30/2026	15,000		14,870	14,588	0.06
RSC Acquisition, Inc. (4)(5)(7)(10)	L +	5.50%	9.74%	10/30/2026	10,680		10,160	8,928	0.04
SG Acquisition, Inc. (4)(9)	L +	5.00%	9.17%	1/27/2027	93,540		93,262	93,540	0.41
Shelf Bidco Ltd (6)(10)	SOFR +	6.00%	6.75%	1/3/2030	132,377		128,377	128,377	0.57
Tennessee Bidco Limited (4)(5)(6)(8)	S +	7.28%	8.47%	7/9/2028	GBP	48,569	65,941	57,592	0.25
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S +	7.00%	7.00%	7/9/2028	GBP	101,623	116,566	108,100	0.48
Tennessee Bidco Limited (4)(5)(6)(8)	L +	7.00%	10.38%	7/9/2028	166,473		162,496	163,559	0.72
Tennessee Bidco Limited (4)(5)(6)(8)	L +	6.25%	10.43%	8/3/2028	17,423		17,179	17,118	0.08
Tennessee Bidco Limited (4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028	30,570		30,181	30,035	0.13
							2,339,422	2,285,209	10.05
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L +	3.25%	7.63%	12/6/2027	8,349		8,298	7,751	0.03
Cengage Learning, Inc. (11)	L +	4.75%	7.81%	7/14/2026	18,763		18,629	16,919	0.07
MH Sub I, LLC (11)	L +	3.75%	8.13%	9/13/2024	15,647		15,655	15,240	0.07
Project Boost Purchaser, LLC (9)	L +	3.50%	7.88%	5/30/2026	9,924		9,785	9,596	0.04
Red Planet Borrower, LLC (9)	L +	3.75%	8.13%	10/2/2028	39,653		39,368	25,021	0.11
SurveyMonkey, Inc. (6)(8)	L +	3.75%	8.14%	10/10/2025	5,957		5,869	5,778	0.03
							97,604	80,305	0.35

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(7)(11)	SOFR +	6.00%	10.43%	12/29/2026		$511,530	$510,002	$506,414	2.23%
Hoya Midco, LLC (6)(9)	SOFR +	3.25%	7.57%	2/3/2029	9,729		9,675	9,595	0.04
Prodege International Holdings, LLC (4)(10)	L +	5.75%	10.52%	12/15/2027	561,698		553,677	550,464	2.43
Wireless Vision, LLC (4)(11)	L +	5.50%	10.23%	12/30/2025	19,197		19,197	19,197	0.08
							1,092,551	1,085,670	4.78
IT Services
Ahead DB Holdings, LLC (5)(10)	L +	3.75%	8.48%	10/18/2027	2,570		2,580	2,488	0.01
AI Altius Bidco, Inc. (4)(5)(7)(10)	L +	5.50%	10.65%	12/13/2028	106,023		103,921	103,556	0.46
AI Altius Bidco, Inc. (4)(5)(8)		9.75% PIK	9.75% PIK	12/29/2029	22,256		21,714	21,532	0.09
BCP V Everise Acquisition, LLC (4)(10)	SOFR +	6.50%	10.83%	5/3/2027	74,063		72,272	72,211	0.32
Dcert Buyer, Inc. (8)	SOFR +	4.00%	8.70%	10/16/2026	28,834		28,864	27,917	0.12
Endurance International Group Holdings, Inc. (10)	L +	3.50%	7.72%	2/10/2028	45,056		44,735	40,663	0.18
Infostretch Corporation (4)(10)	SOFR +	5.75%	10.48%	4/1/2028	182,010		178,827	174,730	0.77
Inovalon Holdings, Inc. (4)(7)(10)	L +	6.25%	10.95% (incl. 2.75% PIK)	11/24/2028	958,135		937,472	947,309	4.18
Monterey Financing, S.A.R.L (4)(6)(7)(8)	E +	6.00%	8.14%	9/28/2029	EUR	76,519	69,979	81,366	0.36
Monterey Financing, S.A.R.L (4)(6)(8)	CI +	6.00%	8.42%	9/28/2029	DKK	560,750	72,060	78,665	0.35
Monterey Financing, S.A.R.L (4)(6)(8)	ST +	6.00%	8.65%	9/28/2029	SEK	243,186	21,200	22,727	0.10
Monterey Financing, S.A.R.L (4)(6)(9)	N +	6.00%	9.26%	9/28/2029	NOK	599,094	54,450	59,479	0.26
Park Place Technologies, LLC (11)	SOFR +	5.00%	9.42%	11/10/2027	796		798	753	0.00
Razor Holdco, LLC (4)(10)	L +	5.75%	9.42%	10/25/2027	189,288		186,250	185,502	0.82
Red River Technology, LLC (4)(7)(11)	L +	6.00%	10.38%	5/26/2027	149,310		147,395	148,190	0.65
Sabre GLBL, Inc. (6)(9)	SOFR +	4.25%	8.67%	6/30/2028	1,321		1,292	1,213	0.01
Sabre GLBL, Inc. (6)(9)	L +	3.50%	7.88%	12/17/2027	17,783		17,734	16,249	0.07
TierPoint, LLC (10)	L +	3.75%	8.13%	5/5/2026	12,370		12,323	11,601	0.05
Turing Holdco, Inc. (4)(5)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	8/3/2028	EUR	16,320	18,455	17,200	0.08
Turing Holdco, Inc. (4)(5)(6)(7)(8)	E +	6.00%	7.36%	8/3/2028	EUR	8,284	9,576	8,587	0.04
Turing Holdco, Inc. (4)(5)(6)(8)	L +	6.00%	10.01%	8/3/2028	12,655		12,344	12,466	0.05
Virtusa Corp. (10)	L +	3.75%	8.13%	2/11/2028	8,918		8,930	8,632	0.04
Virtusa Corp. (10)	L +	3.75%	8.17%	2/15/2029	942		934	912	0.00
							2,024,105	2,043,948	9.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Leisure Products
Lew's Intermediate Holdings, LLC (4)(10)	SOFR +	5.00%	9.40%	2/11/2028	$25,913	$25,749	$23,710	0.10%
Lucky Bucks, LLC (10)	L +	5.50%	10.43%	7/30/2027	47,204	46,462	27,811	0.12
Motion Finco, LLC (6)(8)	L +	3.25%	7.98%	11/12/2026	19,460	18,857	18,611	0.08
Recess Holdings, Inc. (11)	L +	3.75%	8.16%	9/30/2024	11,924	11,909	11,880	0.05
						102,977	82,012	0.35
Life Sciences Tools & Services
Cambrex Corp. (10)	SOFR +	3.50%	7.92%	12/4/2026	4,512	4,527	4,394	0.02
Curia Global, Inc. (10)	L +	3.75%	8.16%	8/30/2026	40,647	40,658	33,673	0.15
LSCS Holdings, Inc. (9)	L +	4.50%	8.88%	12/16/2028	15,594	15,527	14,941	0.07
Maravai Intermediate Holdings, LLC (6)(9)	SOFR +	3.00%	6.96%	10/19/2027	1,958	1,976	1,925	0.01
Packaging Coordinators Midco, Inc. (10)	L +	3.50%	8.23%	11/30/2027	1,881	1,878	1,789	0.01
						64,566	56,722	0.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (9)	SOFR +	5.25%	9.67%	2/8/2029		$14,756	$14,691	$12,743	0.06%
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027		10,431	10,262	10,042	0.04
MHE Intermediate Holdings, LLC (4)(5)(11)	SOFR +	6.25%	9.75%	12/9/2025		1,284	1,253	1,249	0.01
MHE Intermediate Holdings, LLC (4)(5)(11)	L +	6.00%	6.75%	4/7/2024		1,201	1,181	1,168	0.01
Pro Mach Group, Inc. (11)	L +	4.00%	8.38%	8/31/2028		238	236	232	0.00
Titan Acquisition Ltd. (6)(8)	L +	3.00%	5.88%	3/28/2025		15,097	14,773	14,142	0.06
							42,396	39,576	0.18
Marine
Armada Parent, Inc. (4)(7)(10)	L +	5.75%	10.13%	10/29/2027		233,972	229,683	226,879	1.00
Media
Clear Channel Outdoor Holdings, Inc. (6)(8)	L +	3.50%	7.91%	8/21/2026		33,680	32,906	30,754	0.14
Digital Media Solutions, LLC (4)(6)(10)	L +	5.00%	9.73%	5/25/2026		29,518	29,015	25,238	0.11
McGraw-Hill Education, Inc. (9)	L +	4.75%	8.32%	7/28/2028		28,501	28,269	26,907	0.12
Radiate Holdco, LLC (10)	L +	3.25%	7.63%	9/25/2026		47,479	47,370	38,787	0.17
Terrier Media Buyer, Inc. (8)	L +	3.50%	8.23%	12/17/2026		1,955	1,963	1,836	0.01
Trader Corp. (4)(6)(7)(10)	C +	5.75%	10.40%	12/22/2029	CAD	110,510	79,009	79,416	0.35
Univision Communications, Inc. (10)	L +	3.25%	7.63%	3/15/2026		20,074	19,952	19,798	0.09
							238,484	222,736	0.99
Metals & Mining
American Rock Salt Company, LLC (10)	L +	4.00%	8.38%	6/9/2028		19,684	19,672	18,577	0.08
SCIH Salt Holdings, Inc. (10)	L +	4.00%	8.41%	3/16/2027		45,105	44,859	43,962	0.19
							64,531	62,539	0.27
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		30,190	29,569	29,737	0.13
Freeport LNG Investments, LLLP (9)	L +	3.50%	7.74%	12/21/2028		55,586	55,399	52,984	0.23
KKR Alberta Midsteam Finance Inc. (4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		16,424	16,087	16,178	0.07
							101,055	98,899	0.43
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L +	5.50%	9.36%	11/12/2027		40,166	39,406	39,080	0.17
Profile Products, LLC (4)(10)	C +	5.50%	10.14	11/12/2027		23,595	23,211	23,064	0.10
							62,617	62,144	0.27
Pharmaceuticals
Doc Generici (Diocle S.p.A.) (4)(6)(7)(8)	E +	6.50%	8.56%	10/27/2028	EUR	60,136	57,958	63,092	0.28
Padagis, LLC (6)(9)	L +	4.75%	8.49%	7/6/2028		29,371	29,331	26,189	0.12
Rhea Parent, Inc. (4)(5)(10)	SOFR +	5.75%	10.33%	2/18/2029		205,468	201,868	202,899	0.89
Sharp Midco, LLC (4)(9)	L +	4.00%	8.73%	12/31/2028		5,283	5,271	5,032	0.02
							294,428	297,212	1.31

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	SOFR +	5.25%	9.67%	3/1/2028		$154,467	$153,315	$154,467	0.68%
ALKU, LLC (4)(10)	SOFR +	5.00%	9.42%	3/1/2028		78,607	77,850	78,607	0.35
APFS Staffing Holdings, Inc. (4)(7)(9)	SOFR +	4.00%	8.09%	12/29/2028		3,275	3,065	2,529	0.01
Aqgen Island Holdings, Inc. (9)	L +	3.50%	8.25%	8/2/2028		64,131	63,860	61,432	0.27
Armor Holdco, Inc. (6)(9)	SOFR +	4.50%	9.54%	12/11/2028		3,600	3,569	3,578	0.02
BPPH2 Limited (4)(5)(6)(8)	S +	6.87%	10.30%	3/2/2028	GBP	40,700	55,179	49,379	0.22
CFGI Holdings, LLC (4)(7)(10)	L +	5.00%	9.39%	11/2/2027		22,918	22,044	22,291	0.10
Chronicle Bidco, Inc. (4)(7)(11)	SOFR +	6.75%	9.80%	5/18/2029		2,944	2,930	2,798	0.01
Chronicle Bidco, Inc. (4)(11)	SOFR +	6.25%	10.83%	5/18/2029		42,743	42,387	41,888	0.18
Claims Automation Intermediate 2, LLC (4)(7)(10)	L +	4.75%	8.76%	12/16/2027		45,500	44,182	43,449	0.19
Clearview Buyer, Inc. (4)(5)(7)(10)	L +	5.25%	9.98%	8/26/2027		150,490	147,773	146,988	0.65
CoreLogic, Inc. (9)	L +	3.50%	7.94%	6/2/2028		41,138	40,876	34,466	0.15
Cumming Group, Inc. (4)(11)	SOFR +	5.25%	8.92%	11/16/2027		1,600	1,561	1,561	0.01
Cumming Group, Inc. (4)(7)(11)	L +	5.25%	8.92%	5/26/2027		171,367	168,531	165,889	0.73
Deerfield Dakota Holding, LLC (11)	SOFR +	3.75%	8.07%	4/9/2027		86,146	85,708	80,668	0.36
Eliassen Group, LLC (4)(7)(10)	SOFR +	5.50%	10.08%	4/14/2028		65,997	65,126	64,430	0.28
Emerald US, Inc. (6)(8)	L +	3.25%	7.98%	7/12/2028		3,889	3,886	3,874	0.02
Galaxy US Opco, Inc. (6)(9)	SOFR +	4.75%	9.07%	4/29/2029		12,326	12,046	11,185	0.05
Guidehouse, Inc. (4)(5)(10)	L +	6.25%	10.32%	10/16/2028		49,874	48,441	48,877	0.22
Guidehouse, Inc. (4)(5)(10)	L +	6.25%	10.63%	10/16/2028		1,147,802	1,138,302	1,124,846	4.96
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027		107,511	105,846	106,284	0.47
IG Investments Holdings, LLC (4)(5)(7)(10)	L +	6.00%	10.39%	9/22/2028		466,344	458,429	463,878	2.04
Inmar, Inc. (11)	L +	4.00%	8.73%	5/1/2024		39,981	39,814	36,493	0.16
Kaufman Hall & Associates, LLC (4)(10)	L +	5.25%	9.63%	12/14/2028		97,255	95,601	96,526	0.43
Legacy Intermediate, LLC (4)(5)(7)(10)	SOFR +	5.75%	10.26%	2/25/2028		93,094	91,039	91,631	0.40
Mantech International CP (4)(7)(10)	SOFR +	5.75%	9.58%	9/14/2029		778,402	759,603	767,644	3.38
Material Holdings, LLC (4)(5)(7)(10)	SOFR +	6.00%	10.68%	8/19/2027		264,920	260,943	256,724	1.13
Minotaur Acquisition, Inc. (8)	SOFR +	4.75%	9.17%	3/27/2026		281,425	274,304	269,816	1.19
National Intergovernmental Purchasing Alliance Co. (8)	SOFR +	3.50%	8.08%	5/23/2025		4,207	4,175	4,159	0.02
Petrus Buyer Inc (4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029		36,173	34,805	34,763	0.15
Polyconcept Investments B.V. (10)	SOFR +	5.50%	10.08%	5/18/2029		44,888	44,066	42,138	0.19
Sherlock Buyer Corp. (4)(7)(10)	L +	5.75%	10.48%	12/8/2028		6,488	6,210	6,060	0.03
Thevelia US, LLC (5)(6)(9)	SOFR +	4.00%	8.73%	6/18/2029		34,466	33,046	33,518	0.15
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L +	5.25%	10.18%	6/29/2027		44,320	43,315	43,548	0.19
Trinity Partners Holdings, LLC (4)(7)(10)	SOFR +	5.75%	9.99%	12/21/2028		389,123	381,440	380,183	1.68
Victors CCC Buyer, LLC (4)(7)(10)	SOFR +	5.75%	10.69%	6/1/2029		146,370	143,164	144,011	0.63
VT Topco, Inc. (7)(10)	L +	3.75%	8.13%	8/1/2025		22,103	22,056	21,466	0.09

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	9.84%	11/8/2028		$729,914	$716,495	$711,312	3.14%
							5,694,982	5,653,356	24.93
Real Estate Management & Development
McCarthy & Stone PLC (4)(5)(6)(8)		7.00%	7.00%	12/16/2025	GBP	20,000	28,031	21,121	0.09
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028		70,324	69,012	70,324	0.31
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	10.67%	7/25/2029		15,205	14,849	15,205	0.07
							111,892	106,650	0.47
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028		628	404	429	0.00
Software
2U, Inc. (6)(10)	L +	5.75%	10.16%	12/30/2024		7,960	7,880	7,666	0.03
Anaplan, Inc. (4)(6)(7)(10)	SOFR +	6.50%	10.82%	6/21/2029		532,311	521,322	520,601	2.29
Apex Group Treasury, LLC (6)(9)	L +	3.75%	8.26%	7/27/2028		19,608	19,584	18,775	0.08
Apttus Corp. (10)	L +	4.25%	8.66%	5/8/2028		11,717	11,696	11,014	0.05
Armstrong Bidco Limited (4)(6)(7)(8)	S +	5.75%	8.68%	6/28/2029	GBP	127,438	150,291	159,339	0.70
Armstrong Bidco Limited (4)(6)(8)	S +	5.75%	8.68%	6/28/2029	GBP	314,735	374,547	360,861	1.59
Avalara Inc (4)(7)(10)	SOFR +	7.25%	8.00%	10/19/2028		23,077	22,519	22,442	0.10
AxiomSL Group, Inc. (4)(7)(11)	L +	5.75%	10.13%	12/3/2027		78,219	76,887	77,322	0.34
Barracuda Networks, Inc. (9)	SOFR +	4.50%	8.59%	8/15/2029		32,103	31,056	31,015	0.14
Project Boost Purchaser, LLC (4)(7)(10)	SOFR +	5.25%	9.68%	5/2/2029		44,993	44,498	44,698	0.20
BlueCat Networks USA, Inc. (4)(6)(7)(10)	SOFR +	6.00%	10.46%	8/8/2028		69,864	68,344	68,246	0.30
Boxer Parent Company, Inc. (8)	L +	3.75%	8.13%	10/2/2025		14,886	14,828	14,287	0.06
Cloudera, Inc. (9)	L +	3.75%	8.13%	10/8/2028		57,082	56,256	54,005	0.24
Community Brands ParentCo, LLC (4)(5)(7)(10)	SOFR +	5.75%	10.17%	2/24/2028		15,246	14,783	14,706	0.06
Confine Visual Bidco (4)(6)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029		258,821	251,334	245,348	1.08
Connatix Buyer, Inc. (4)(5)(7)(10)	L +	5.50%	10.14%	7/14/2027		110,695	108,529	107,828	0.48
ConnectWise, LLC (9)	L +	3.50%	7.88%	9/29/2028		28,620	28,541	27,260	0.12
Cornerstone OnDemand, Inc. (9)	L +	3.75%	8.13%	10/16/2028		27,418	27,320	24,607	0.11
Delta Topco, Inc. (10)	SOFR +	3.75%	8.15%	12/1/2027		35,059	35,021	32,500	0.14
Diligent Corporation (4)(11)	L +	5.75%	10.13%	8/4/2025		88,425	87,687	85,772	0.38
Discovery Education, Inc. (4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029		472,150	462,759	453,786	2.00
DTI Holdco, Inc. (7)(10)	SOFR +	4.75%	8.84%	4/26/2029		53,078	51,741	48,874	0.22
ECI Macola Max Holding, LLC (6)(10)	L +	3.75%	8.48%	11/9/2027		12,010	12,033	11,560	0.05
Epicor Software Corp. (10)	L +	3.25%	7.63%	7/30/2027		5,983	6,003	5,758	0.03
Episerver, Inc. (4)(5)(7)(11)	L +	5.25%	9.98%	4/9/2026		25,101	24,739	23,340	0.10
Experity, Inc. (4)(5)(7)(10)	L +	5.75%	10.48%	2/24/2028		135,023	132,608	132,054	0.58
Forterro UK Ltd. (4)(6)(7)(8)	E +	5.50%	6.70%	7/9/2029	EUR	42,187	41,136	44,292	0.20

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Forterro UK Ltd. (4)(6)(8)	L +	5.50%	6.45%	7/9/2029	CHF	10,674	$10,698	$11,192	0.05%
Forterro UK Ltd. (4)(6)(8)	ST +	5.50%	7.17%	7/9/2029	SEK	112,563	10,422	10,478	0.05
GI Consilio Parent, LLC (7)(9)	L +	4.00%	8.38%	5/12/2028	45,327		44,499	42,475	0.19
Gigamon Inc. (4)(7)(11)	SOFR +	5.75%	9.73%	3/9/2029	440,154		432,145	429,670	1.89
GovernmentJobs.com, Inc. (4)(7)(10)	L +	5.50%	9.88%	12/1/2028	144,871		141,696	140,952	0.62
GraphPAD Software, LLC (4)(7)(11)	L +	5.50%	10.43%	4/27/2027	19,874		19,569	19,547	0.09
Greeneden U.S. Holdings II, LLC (10)	L +	4.00%	8.38%	12/1/2027	5,875		5,901	5,654	0.02
HS Purchaser, LLC (10)	SOFR +	4.00%	8.19%	11/19/2026	48,835		48,815	44,159	0.19
Hyland Software, Inc. (10)	L +	3.50%	7.88%	7/1/2024	9,851		9,857	9,739	0.04
Idera, Inc. (10)	L +	3.75%	7.50%	3/2/2028	55,721		55,589	52,691	0.23
Imperva, Inc. (11)	L +	4.00%	8.59%	1/12/2026	19,119		19,184	15,716	0.07
ION Trading Finance Ltd. (6)(8)	L +	4.75%	9.48%	4/3/2028	28,045		28,067	26,673	0.12
Ivanti Software, Inc. (10)	L +	4.00%	8.73%	12/1/2027	5,128		5,117	4,061	0.02
Ivanti Software, Inc. (10)	L +	4.25%	9.01%	12/1/2027	36,390		36,142	28,979	0.13
Kaseya, Inc. (4)(7)(10)	SOFR +	5.75%	10.33%	6/25/2029	733,231		718,045	724,967	3.20
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	11.23%	2/8/2026	117,777		116,281	116,011	0.51
Lightbox Intermediate, LP (4)(8)	L +	5.00%	9.73%	5/9/2026	37,810		37,005	36,487	0.16
Magnesium BorrowerCo, Inc. (4)(10)	S +	5.75%	9.18%	5/18/2029	GBP	103,153	125,918	122,440	0.54
Magnesium BorrowerCo, Inc. (4)(7)(10)	SOFR +	5.75%	10.17%	5/18/2029	967,749		943,201	950,755	4.19
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L +	3.75%	8.16%	7/31/2028	85,175		84,168	82,084	0.36
Medallia, Inc. (4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028	992,925		976,148	973,067	4.29
Mitnick Purchaser, Inc. (9)	SOFR +	4.75%	8.94%	5/2/2029	11,854		11,800	11,135	0.05
Mitratech Holdings, Inc. (5)(10)	L +	3.75%	8.16%	5/18/2028	16,831		16,766	15,996	0.07
Monk Holding Co. (4)(7)(10)	L +	5.50%	9.67%	12/1/2027	14,767		14,057	14,014	0.06
MRI Software, LLC (5)(7)(11)	L +	5.50%	10.23%	2/10/2026	18,567		18,537	17,581	0.08
Neogames Connect SARL (4)(6)(8)	E +	6.25%	8.45%	5/30/2028	EUR	100,400	101,799	104,131	0.46
Nintex Topco Limited (4)(6)(10)	L +	6.00%	10.73%	11/13/2028	681,511		670,072	637,213	2.81
NortonLifeLock, Inc. (6)(9)	SOFR +	2.00%	6.42%	9/12/2029	12,000		11,942	11,823	0.05
Onex AP Merger Sub, LLC (4)(7)(10)	SOFR +	5.75%	9.74%	4/4/2028	21,687		21,307	21,188	0.09
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L +	3.25%	7.63%	6/25/2028	9,381		9,247	9,021	0.04
Perforce Software, Inc. (8)	L +	3.75%	8.13%	7/1/2026	15,455		15,441	14,443	0.06
Project Alpha Intermediate Holding, Inc. (8)	L +	4.00%	8.39%	4/26/2024	14,275		14,291	13,961	0.06
Project Leopard Holdings, Inc. (7)(9)	SOFR +	5.25%	9.80%	7/20/2029	145,740		138,104	131,807	0.58
Proofpoint, Inc. (5)(9)	L +	3.25%	7.98%	8/31/2028	904		874	872	0.00
Quest Software US Holdings, Inc. (6)(9)	SOFR +	4.25%	8.49%	2/1/2029	27,881		27,655	21,634	0.10
Rally Buyer, Inc. (4)(7)(10)	SOFR +	5.75%	8.78%	7/19/2028	115,925		113,139	112,920	0.50

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
RealPage, Inc. (9)	L +	3.00%	7.38%	4/24/2028		$21,393	$21,320	$20,387	0.09%
Relativity ODA, LLC (4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027		1,165	1,075	1,073	0.00
Rocket Software, Inc. (8)	L +	4.25%	8.63%	11/28/2025		10,838	10,843	10,446	0.05
Rocket Software, Inc. (9)	L +	4.25%	8.63%	11/28/2025		3,968	3,854	3,832	0.02
S2P Acquisition Borrower, Inc. (6)(8)	SOFR +	4.00%	8.32%	8/14/2026		16,684	16,709	16,253	0.07
Sailpoint Technologies, Inc. (4)(7)(10)	SOFR +	6.25%	10.58%	8/16/2029		384,906	376,984	376,526	1.66
Sophia, LP (9)	L +	3.50%	8.23%	10/7/2027		6,957	6,878	6,731	0.03
Sovos Compliance, LLC (9)	L +	4.50%	8.88%	8/11/2028		5,665	5,675	5,233	0.02
Spitfire Parent, Inc. (4)(5)(11)	E +	6.00%	7.86%	3/11/2027	EUR	19,256	22,936	20,140	0.09
Spitfire Parent, Inc. (4)(7)(11)	SOFR +	6.00%	9.28%	3/11/2027		113,685	112,419	111,356	0.49
Stamps.com, Inc. (4)(10)	L +	5.75%	10.13%	10/5/2028		10,047	9,877	9,796	0.04
Stamps.com, Inc. (4)(10)	L +	5.75%	10.13%	10/5/2028		854,257	840,199	832,901	3.67
Surf Holdings, LLC (6)(8)	L +	3.50%	8.23%	3/5/2027		12,018	12,013	11,683	0.05
Symphony Technology Group (5)(6)(10)	L +	4.75%	9.17%	7/27/2028		66,060	65,486	56,874	0.25
Symphony Technology Group (5)(6)(9)	SOFR +	3.75%	7.97%	3/1/2029		30,178	29,921	28,173	0.12
Tegra118 Wealth Solutions, Inc. (8)	SOFR +	4.00%	8.32%	2/18/2027		3,920	3,940	3,731	0.02
The NPD Group L.P. (4)(10)	SOFR +	6.25%	10.43% (incl. 2.75% PIK)	12/1/2028		886,351	869,959	868,624	3.83
The NPD Group L.P. (4)(7)(10)	L +	5.75%	10.13%	12/1/2028		701,481	686,473	693,543	3.06
The Ultimate Software Group, Inc. (9)	L +	3.25%	7.00%	5/4/2026		20,018	19,963	19,092	0.08
Triple Lift, Inc. (4)(7)(10)	SOFR +	5.50%	9.61%	5/5/2028		75,913	74,564	74,219	0.33
Virgin Pulse, Inc. (10)	L +	4.00%	8.38%	4/6/2028		42,021	41,704	35,823	0.16
Vision Solutions, Inc. (10)	L +	4.00%	8.36%	4/24/2028		46,070	45,944	38,272	0.17
Zendesk Inc (4)(7)(10)	SOFR +	6.50%	11.04%	11/22/2028		912,838	887,862	889,508	3.92
							11,904,038	11,767,708	51.86
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.18%	7.18%	5/3/2026		36,866	36,379	36,866	0.16
EG America, LLC (6)(9)	L +	4.25%	8.98%	3/31/2026		18,398	18,309	17,282	0.08
EG Dutch Finco BV (6)(8)	L +	4.00%	9.15%	2/7/2025		35,152	34,947	33,285	0.15
Petco Health and Wellness Comp (10)	SOFR +	3.25%	7.83%	3/3/2028		192	191	187	0.00
Runner Buyer, Inc. (4)(10)	L +	5.50%	10.23%	10/20/2028		77,415	76,021	54,965	0.24
							165,847	142,585	0.63
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	SOFR +	6.75%	11.17%	2/28/2026		45,893	45,960	44,057	0.19

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L +	7.00%	11.73%	7/15/2027		$26,156	$25,655	$21,644	0.10%
S&S Holdings, LLC (9)	L +	5.00%	9.29%	3/11/2028		6,429	6,319	5,877	0.03
							31,974	27,521	0.13
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L +	3.25%	7.66%	1/31/2028		34,242	33,782	32,504	0.14
Icebox Holdco III, Inc. (9)	L +	3.50%	8.23%	12/22/2028		21,955	21,803	20,336	0.09
LBM Acquisition, LLC (10)	L +	3.75%	7.12%	12/17/2027		55,472	55,153	48,339	0.21
Park River Holdings, Inc. (10)	L +	3.25%	6.99%	12/28/2027		71,062	69,778	62,445	0.28
Porcelain Acquisition Corp. (4)(7)(11)	L +	5.75%	10.48%	4/1/2027		82,828	80,883	82,190	0.36
Specialty Building Products Holdings, LLC (9)	L +	3.25%	7.64%	10/15/2028		30,036	29,981	27,145	0.12
SRS Distribution, Inc. (9)	SOFR +	3.50%	7.92%	6/2/2028		52,570	52,335	50,382	0.22
The Cook & Boardman Group, LLC (11)	SOFR +	5.75%	9.99%	10/17/2025		35,410	34,763	30,231	0.13
							378,478	353,572	1.55
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L +	4.75%	8.49%	4/6/2028		20,870	20,530	19,233	0.08
Capstone Logistics, LLC (4)(11)	L +	4.75%	9.13%	11/12/2027		22,232	22,292	21,398	0.09
Enstructure LLC (4)(7)(9)	SOFR +	5.50%	9.92%	5/25/2029		79,972	77,907	78,961	0.35
FFML Holdco Ltd (4)(6)(8)	B +	6.25%	7.00%	11/30/2028	NZD 39,278		23,664	24,096	0.11
First Student Bidco, Inc. (9)	L +	3.00%	7.73%	7/21/2028		12,569	12,491	11,399	0.05
Frontline Road Safety, LLC (4)(10)	L +	5.75%	6.68%	5/3/2027		170,595	168,204	160,359	0.71
Helix TS, LLC (4)(7)(10)	L +	5.75%	10.16%	8/4/2027		156,854	154,791	156,062	0.69
Italian Motorway Holdings S.à.r.l (4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	236,429	242,728	244,571	1.08
Liquid Tech Solutions Holdings, LLC (4)(10)	L +	4.75%	8.92%	3/20/2028		19,094	19,021	18,235	0.08
Roadsafe Holdings, Inc. (4)(7)(11)	L +	5.75%	10.87%	10/19/2027		142,790	140,438	140,831	0.62
Safety Borrower Holdings LP (4)(5)(7)(11)	L +	5.25%	10.46%	9/1/2027		45,784	45,434	45,334	0.20
Sam Holding Co, Inc. (4)(7)(11)	L +	5.25%	9.95%	9/24/2027		169,256	166,058	166,682	0.73
TRP Infrastructure Services, LLC (4)(7)(11)	L +	5.50%	10.08%	7/9/2027		72,961	71,763	67,722	0.30
							1,165,321	1,154,883	5.09
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR +	4.00%	8.58%	12/17/2027		24,976	24,947	23,926	0.11
Total First Lien Debt							44,461,300	43,710,812	192.69

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp. (4)(5)(10)	L +	7.63%	12.36%	5/25/2029		$44,520	$43,986	$40,068	0.18%
Peraton Corp. (10)	L +	7.75%	12.09%	2/1/2029		53,508	52,894	51,140	0.23
							96,880	91,208	0.41
Air Freight & Logistics
The Kenan Advantage Group, Inc. (10)	L +	7.25%	11.63%	9/1/2027		33,015	32,494	30,649	0.14
Wwex Uni Topco Holdings, LLC (10)	L +	7.00%	11.73%	7/26/2029		33,000	32,604	27,658	0.12
							65,098	58,307	0.26
Capital Markets
The Edelman Financial Engines Center, LLC (8)	L +	6.75%	11.13%	7/20/2026		14,000	13,899	12,659	0.06
Chemicals
Hexion Holdings Corp. (4)(9)	SOFR +	7.44%	11.86%	3/15/2030		46,000	44,841	36,570	0.16
NIC Acquisition Corp. (4)(10)	L +	7.75%	12.48%	12/29/2028		31,500	31,141	19,373	0.09
Pearls Netherlands Bidco (4)(6)(9)	SOFR +	7.25%	11.34%	2/25/2030		42,453	41,408	41,392	0.18
							117,390	97,335	0.43
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.(10)	SOFR +	6.75%	11.07%	3/30/2029		29,464	29,349	26,174	0.12
USIC Holdings, Inc. (5)(10)	L +	6.50%	10.88%	5/14/2029		8,594	8,541	8,093	0.04
							37,890	34,267	0.16
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L +	8.75%	13.13%	12/29/2028		43,277	42,608	41,329	0.18
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	7.25%	11.98%	8/31/2029		32,725	32,281	31,374	0.14
							74,889	72,703	0.32
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L +	7.00%	11.38%	12/14/2029		25,000	24,781	22,859	0.10
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc. (4)(5)(9)	SOFR +	6.50%	11.23%	2/16/2030		52,500	51,565	51,188	0.23
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	3,005	2,587	0.01
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S +	7.50%	10.93%	8/19/2029	GBP	65,340	87,423	76,820	0.34
CD&R Artemis UK Bidco Ltd. (4)(6)(9)	L +	7.25%	7.25%	8/19/2029		25,000	24,450	24,250	0.11
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	13.17%	10/15/2027		6,537	6,439	6,488	0.03
							121,317	110,145	0.49
Health Care Technology
Imprivata, Inc.(4)(9)	SOFR +	6.25%	10.57%	12/1/2028		44,118	43,725	44,338	0.20
Hotels, Restaurants & Leisure
Mic Glen, LLC (9)	L +	6.75%	11.13%	7/30/2029		19,000	18,949	17,520	0.08

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	11.35%	11/1/2029	$24,677	$24,460	$21,161	0.09%
IT Services
Dcert Buyer, Inc. (8)	L +	7.00%	11.70%	2/19/2029	60,975	61,159	55,914	0.25
Inovalon Holdings, Inc. (4)(5)(10)	L +	10.50%	15.20% (incl. 15.20% PIK)	11/24/2033	93,252	91,001	93,252	0.41
						152,160	149,166	0.66
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L +	6.50%	10.91%	8/31/2029	45,977	45,210	35,862	0.16
LSCS Holdings, Inc. (4)(9)	L +	8.00%	12.38%	12/17/2029	40,000	39,476	36,000	0.16
Phoenix Newco, Inc. (4)(6)(9)	L +	6.50%	10.88%	11/15/2029	52,153	51,228	50,980	0.22
						135,914	122,842	0.54
Media
Houghton Mifflin, LLC (4)(7)(9)	SOFR +	8.50%	12.82%	4/8/2030	80,500	78,678	76,034	0.34
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L +	7.25%	11.98%	12/31/2029	31,500	30,811	29,925	0.13
Professional Services
Aqgen Island Holdings, Inc. (5)(6)(9)	L +	6.50%	10.25%	8/2/2029	34,508	34,200	30,310	0.13
Celestial Saturn Parent, Inc. (9)	L +	6.50%	10.94%	6/4/2029	134,488	133,362	96,294	0.42
Deerfield Dakota Holding, LLC (10)	L +	6.75%	11.13%	4/7/2028	29,650	29,569	28,353	0.12
Thevelia US, LLC (4)(6)(9)	SOFR +	6.75%	11.48%	6/17/2030	182,046	176,955	177,950	0.78
VT Topco, Inc. (4)(10)	L +	6.75%	11.13%	7/31/2026	35,500	35,373	34,080	0.15
						409,459	366,987	1.60
Software
Apex Group Treasury, LLC (4)(6)(9)	L +	6.75%	11.48%	7/27/2029	28,153	28,179	27,097	0.12
Cloudera, Inc. (9)	L +	6.00%	10.38%	10/8/2029	66,697	66,226	55,942	0.25
HS Purchaser, LLC (10)	SOFR +	6.75%	10.94%	11/19/2027	71,000	71,107	56,534	0.25
Human Security, Inc. (4)(7)(11)	SOFR +	6.75%	11.07%	7/22/2027	50,000	49,209	48,250	0.21
Idera, Inc. (4)(10)	L +	6.75%	10.50%	3/2/2029	30,331	30,243	25,175	0.11
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L +	6.50%	10.91%	7/30/2029	31,950	31,584	30,832	0.14
Mitratech Holdings, Inc. (4)(10)	L +	6.75%	11.16%	5/18/2029	18,000	17,939	16,830	0.07
Proofpoint, Inc. (5)(9)	L +	6.25%	10.98%	8/31/2029	63,274	63,103	61,086	0.27
Symphony Technology Group (6)(10)	L +	8.25%	12.67%	7/27/2029	91,647	90,561	72,859	0.32
Virgin Pulse, Inc. (4)(10)	L +	7.25%	11.63%	4/6/2029	27,000	26,841	21,060	0.09
Vision Solutions, Inc. (5)(10)	L +	7.25%	11.61%	4/23/2029	88,534	88,114	66,041	0.29
						563,106	481,706	2.12

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Trading Companies & Distributors
Icebox Holdco III, Inc. (4)(9)	L +	6.75%	11.48%	12/21/2029	$14,000	$13,879	$12,457	0.05%
Total Second Lien Debt						2,074,849	1,872,806	8.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L +	6.50%	10.82%	10/23/2034	$3,000	$3,000	$2,631	0.01%
AIMCO CLO Series 2015-A (5)(6)(8)	L +	6.60%	10.68%	10/17/2034	7,450	7,450	6,664	0.03
Allegro CLO XI Ltd. (4)(5)(6)(8)	L +	7.00%	11.23%	1/19/2033	3,895	3,859	3,617	0.02
Apidos CLO XXXVI (4)(5)(6)(8)	L +	5.95%	10.19%	7/20/2034	8,500	8,500	7,536	0.03
Apidos CLO XXXIII (5)(6)(8)	L +	6.35%	10.67%	10/24/2034	5,000	4,955	4,466	0.02
Ares LXII CLO, Ltd. (4)(5)(6)(8)	L +	6.50%	10.86%	1/25/2034	9,000	9,000	7,653	0.03
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L +	6.25%	10.49%	10/20/2034	7,750	7,750	6,600	0.03
Ares XXVII CLO, Ltd. (5)(6)(8)	L +	6.75%	10.99%	10/28/2034	7,000	6,936	6,151	0.03
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L +	6.60%	10.84%	1/20/2035	7,000	6,936	5,994	0.03
Barings CLO Ltd 2021-II (4)(6)(5)(8)	L +	6.25%	10.33%	7/15/2034	6,000	6,000	5,257	0.02
Barings CLO Ltd 2021-III (4)(6)(5)(8)	L +	6.65%	10.84%	1/18/2035	7,200	7,200	5,935	0.03
Benefit Street Partners CLO XX (4)(5)(6)(8)	L +	6.75%	10.83%	7/15/2034	6,500	6,500	5,758	0.03
Benefit Street Partners LLC BSP 2020-21A (4)(5)(6)(8)	L +	6.70%	10.78%	10/15/2034	3,000	2,972	2,700	0.01
BlueMountain CLO XXIX Ltd (4)(5)(6)(8)	L +	6.86%	11.22%	7/25/2034	2,750	2,686	2,437	0.01
Broad River Ltd 2020-1 (4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	7,000	6,947	6,397	0.03
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L +	6.25%	10.49%	7/20/2034	7,000	7,000	6,130	0.03
Carval CLO VI-C, LTD. (4)(5)(6)(8)	SOFR +	7.33%	8.73%	4/21/2034	8,750	8,667	7,993	0.04
Carval CLO V-C, LTD. (4)(5)(6)(8)	L +	6.75%	10.83%	10/15/2034	8,000	7,926	7,037	0.03
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L +	6.80%	10.88%	10/16/2034	8,000	8,000	7,257	0.03
CIFC Funding 2022-V, Ltd. (4)(5)(6)(8)	L +	7.55%	10.06%	7/16/2033	10,000	9,904	9,296	0.04
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L +	6.15%	10.87%	8/20/2034	8,000	8,000	6,899	0.03
Eaton Vance CLO 2019-1 Ltd (4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2031	3,750	3,754	3,404	0.02
Elmwood CLO 16, Ltd. (4)(5)(6)(8)	L +	7.22%	11.18%	4/20/2034	6,000	5,943	5,548	0.02
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L +	6.50%	10.58%	10/20/2034	3,500	3,500	3,218	0.01
Elmwood CLO VI, Ltd. (5)(6)(8)	L +	6.50%	10.58%	10/20/2034	4,000	4,000	3,678	0.02
Flatiron RR CLO 22, LLC (5)(6)(8)	L +	6.20%	10.27%	10/15/2034	5,000	5,000	4,491	0.02
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L +	6.61%	10.85%	10/20/2034	12,000	11,892	10,892	0.05
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L +	5.95%	10.69%	10/25/2031	4,000	3,948	3,459	0.02
Galaxy 30 CLO, Ltd. (4)(5)(6)(8)	L +	7.00%	10.81%	4/15/2035	3,000	2,972	2,691	0.01
Goldentree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L +	6.15%	10.39%	10/20/2034	6,200	6,200	5,551	0.02
Goldentree Loan Management US Clo 12 Ltd. (4)(5)(6)(8)	SOFR +	7.25%	11.21%	4/20/2034	6,500	6,441	5,775	0.03
Gulf Stream Meridian GSM 2021-IIIA, Ltd. (4)(5)(6)(8)	L +	6.75%	10.83%	4/15/2034	1,000	959	895	0.00
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L +	6.33%	10.41%	7/15/2034	3,500	3,488	3,045	0.01
Gulf Stream Meridian 7, Ltd. (4)(5)(6)(8)	SOFR +	6.85%	10.71%	7/15/2035	5,000	4,953	4,323	0.02
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L +	6.95%	11.68%	1/30/2035	9,500	9,325	8,536	0.04
HPS Loan Management 15-2019 Ltd (4)(5)(6)(8)	L +	6.80%	9.83%	1/22/2035	4,000	3,963	3,628	0.02
Jamestown CLO XIV, Ltd. (5)(6)(8)	L +	7.20%	11.44%	10/20/2034	10,000	9,818	8,855	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Kayne CLO III, Ltd. (4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2032	$5,000	$5,008	$4,453	0.02%
Magnetite XXXII Ltd (4)(5)(6)(8)	L +	6.90%	10.76%	4/15/2035	5,000	5,000	4,534	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L +	6.75%	11.26%	10/20/2034	6,500	6,500	5,784	0.03
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L +	6.25%	10.49%	10/20/2035	11,000	11,000	9,766	0.04
Onex Credit Partners OCP 2020-19A (4)(5)(6)(8)	L +	6.50%	10.74%	10/20/2034	4,250	4,073	3,696	0.02
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L +	6.60%	10.84%	12/2/2034	9,000	8,887	7,814	0.03
Octagon 55, Ltd (4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	11,000	10,878	9,540	0.04
Octagon 66, Ltd (4)(5)(6)(8)	SOFR +	7.80%	10.34%	8/16/2033	10,000	9,904	9,288	0.04
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L +	7.13%	11.21%	10/15/2033	5,000	4,978	4,489	0.02
Palmer Square CLO 2015-1, Ltd. (4)(5)(6)(8)	L +	6.50%	11.18%	5/21/2034	2,000	1,910	1,769	0.01
Palmer Square CLO 2022-1, Ltd. (4)(5)(6)(8)	L +	6.40%	10.31%	4/20/2035	2,500	2,500	2,190	0.01
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L +	6.50%	11.13%	11/14/2034	12,000	12,000	10,746	0.05
Park Avenue Institutional Advisers CLO Ltd 2022-1 (4)(5)(6)(8)	L +	7.30%	11.25%	4/20/2035	6,000	5,831	5,358	0.02
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L +	6.45%	10.53%	10/15/2034	6,000	6,000	5,397	0.02
Post CLO 2022-1, Ltd. (4)(5)(6)(8)	L +	6.80%	10.71%	4/20/2035	5,000	4,977	4,426	0.02
PPM CLO 2, Ltd. (4)(5)(6)(8)	L +	6.55%	10.63%	4/16/2032	5,000	5,008	4,098	0.02
PPM CLO 4, Ltd. (5)(6)(8)	L +	6.50%	10.69%	10/18/2034	8,775	8,775	7,490	0.03
PPM CLO 5, Ltd. (5)(6)(8)	L +	6.50%	10.69%	10/18/2034	4,800	4,800	3,988	0.02
Rad CLO 14, Ltd. (4)(5)(6)(8)	L +	6.50%	10.58%	1/15/2035	6,750	6,750	5,779	0.03
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L +	6.72%	11.08%	10/20/2034	4,000	3,945	3,366	0.01
RR 19, Ltd. (5)(6)(8)	L +	6.50%	10.58%	10/15/2035	3,000	3,000	2,745	0.01
RR 20, Ltd. (4)(5)(6)(8)	L +	7.25%	11.11%	7/15/2037	4,000	3,962	3,609	0.02
Signal Peak 7, Ltd. (4)(5)(6)(8)	L +	6.89%	11.30%	4/30/2032	3,875	3,844	3,556	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L +	6.56%	10.92%	10/25/2034	6,900	6,775	5,670	0.02
Symphony CLO 34-PS, Ltd. (4)(5)(6)(8)	SOFR +	7.56%	10.14%	7/24/2034	7,000	6,932	6,264	0.03
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L +	6.25%	10.53%	7/21/2034	8,000	8,000	7,130	0.03
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L +	7.11%	11.35%	1/20/2034	2,875	2,851	2,624	0.01
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L +	7.06%	11.14%	7/15/2034	6,250	6,195	5,679	0.03
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L +	6.70%	10.78%	1/15/2035	8,250	8,098	7,205	0.03
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L +	6.40%	10.63%	7/19/2034	5,000	4,908	4,419	0.02
Total Structured Finance Obligations						409,633	365,269	1.61
Unsecured Debt
Health Care Technology
Athenahealth, Inc. (8)		6.50%	6.50%	2/15/2030	3,297	3,297	2,436	0.01
Software
Condor Merger Sub, Inc. (6)(8)		7.38%	7.38%	2/15/2030	14,286	14,286	11,512	0.05
Total Unsecured Debt						17,583	13,948	0.06

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)				2,890,586	$4,336	$6,446	0.03%
Micross Topco, Inc. (4)				116	125	116	0.00
					4,461	6,562	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				1,674	1,674	1,345	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,076,923	1,077	2,100	0.01
					2,751	3,445	0.02
Distributors
Box Co-Invest Blocker, LLC (4)				3,308,320	3,308	2,944	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)		11.50		29,194,330	28,734	35,317	0.16
Deneb Ultimate Topco, LLC - Class A Units (4)				4,060	4,060	3,208	0.01
					32,794	38,525	0.17
Equity (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				12,870	10,915	9,815	0.04
Point Broadband Holdings, LLC - Class B Units (4)				685,760	1,955	1,414	0.01
Point Broadband Holdings, LLC - Class Additional A Units (4)				147,380	420	304	0.00
Point Broadband Holdings, LLC - Class Additional B Units (4)				2,766	2,346	2,109	0.01
					15,636	13,642	0.06
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				4,853	4,853	2,912	0.01
Health Care Providers & Services
AVE Holdings I Corp. (4)				12,237,213	11,870	12,482	0.06
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	43,662	44,133	0.19
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units (4)				19,700,000	19,700	21,276	0.09
NC Eve, L.P. - LP Interest (4)(6)				2,500,000	3,398	2,806	0.01
					88,135	91,202	0.40

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units (4)(6)				988,290	$988	$109	0.00%
Caerus Midco 2 S.À. R.L - Vehicle Units (4)(6)				4,941,452	4,941	4,497	0.02
					5,929	4,606	0.02
Insurance
Shelf Holdco Ltd Common Equity (4)(6)				1,300,000	1,300	1,300	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.11
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)		11.50		54,010	52,935	58,195	0.26
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	8,190	0.04
Tricor Horizon, LP (4)(6)				14,151,361	14,151	14,151	0.06
Victors CCC Topco, LP (4)				9,600,000	9,600	12,000	0.05
					83,186	92,536	0.41
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	769	0.00
Expedition Holdco, LLC - Class A Units (4)				810,810	810	585	0.00
Knockout Intermediated Holdings I, Inc. (4)				49,020	47,795	49,388	0.22
Lobos Parent, Inc. - Series A Preferred Shares (4)		10.50		45,090	43,963	47,908	0.21
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	30,672	0.14
Mimecast Limited (4)				73,213,759	73,214	71,705	0.32
Zoro Common Equity (4)				1,195,880	11,959	11,959	0.05
Zoro Series A Preferred Shares (4)		12.50		44,535	43,199	43,199	0.19
					253,320	256,185	1.13
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238,400	33,725	32,355	0.14
Enstructure LLC (4)				3,783,785	2,806	2,951	0.01
Frontline Road Safety Investments, LLC - Class A Common Units (4)				58,590	6,178	4,086	0.02
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,417	0.01
					43,825	40,809	0.18
Total Equity					565,185	580,355	2.56
Total Investments - non-controlled/non-affiliated					47,528,550	46,543,190	205.17

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(6)(15)					$719	$2,813	0.01%
Total Equity Investments					719	2,813	0.01
Total Investments - non-controlled/affiliated					719	2,813	0.01
Investments - controlled/affiliated (excluding investments in joint ventures
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)(15)					171,900	172,330	0.76
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(6)(15)					1,421	1,881	0.01
Total Equity					173,321	174,211	0.77
Total Investments - controlled/affiliated (excluding investments in joint ventures)					173,321	174,211	0.77
Investments in Joint Ventures
BCRED Emerald JV LP (6)					2,115,000	2,072,717	9.14
BCRED Verdelite JV LP (6)					117,706	115,677	0.51
Total Investments in Joint Ventures					2,232,706	2,188,394	9.65
Total Investment Portfolio					49,935,296	48,908,608	215.60
Cash and Cash Equivalents
Other Cash and Cash Equivalents					1,351,901	1,351,901	5.96
Total Portfolio Investments, Cash and Cash Equivalents					$51,287,197	$50,260,509	221.56%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate ("STIBOR" or "ST"), Copenhagen Interbank Offered Rate ("CIBOR" or "CI"), Norwegian Interbank Offered Rate ("NIBOR" or "N"), New Zealand Bank Bill Reference Rate ("BKBM" or "B"),or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets represented 22.9% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$32,949	$(2,990)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	48,834	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	19,119	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	2,467	—
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	4/14/2024	8,400	(63)
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	4,620	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/31/2028	2,296	(444)
Amerilife Holdings, LLC	Revolver	8/31/2028	48,715	(487)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	25,775	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(460)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	50,929	—
Anaplan, Inc.	Revolver	6/21/2028	53,206	(6,182)
Kwor Acquisition Inc	Delayed Draw Term Loan	12/22/2028	5,137	(180)
Kwor Acquistion Inc	Revolver	12/22/2027	12,195	(427)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(743)
Armstrong Bidco Limited	Delayed Draw Term Loan	6/28/2029	46,123	—
Ascend Buyer, LLC	Revolver	9/30/2027	7,760	(78)
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	4,449	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(2,795)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	1,646	—
Avalara Inc	Revolver	10/19/2028	2,308	(58)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(55)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(60)
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	14,050	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	5,543	(28)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	8,496	—
Benefytt Technologies, Inc	Delayed Draw Term Loan	8/12/2023	3,573	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	11,024	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	12,159	(122)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	59,019	(590)
Caerus US 1, Inc.	Revolver	5/25/2029	37,839	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	12,551	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	6,398	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,584	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	19,552	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	67,275	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	2/11/2028	52,130	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	(87)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Connatix Buyer, Inc.	Revolver	7/14/2027	$16,294	$(326)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	11,176	(120)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	70,006	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	14,445	(144)
Cumming Group, Inc.	Revolver	5/26/2027	22,143	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	10,046	(151)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	661	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(1,839)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,221	—
Donuts, Inc.	Delayed Draw Term Loan	5/14/2023	128,295	—
DTI Holdco, Inc.	Revolver	4/26/2027	6,800	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	12,360	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	(561)
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	4/23/2028	23,817	—
Enstructure LLC	Delayed Draw Term Loan	5/25/2029	18,743	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	28,642	(3,270)
Episerver, Inc.	Revolver	4/9/2026	3,833	(172)
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(458)
Excelitas Technologies Corp.	Revolver	8/14/2028	6,405	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	29,560	(296)
Experity, Inc.	Revolver	2/24/2028	13,452	(269)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	17,829	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	5,606	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	11,352	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(475)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	2,364	(24)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	18,000	—
GI Consilio Parent, LLC	Revolver	2/10/2026	6,300	(521)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,720	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(580)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	3,503	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	100,000	(1,125)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	(626)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	(42)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	6,300	(79)
Gruden Acquisition, Inc.	Revolver	7/1/2026	9,000	(113)
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	767	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	4,997	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	10,171	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	47,320	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(1,448)
Human Security, Inc.	Delayed Draw Term Loan	7/22/2027	50,000	—
IG Investments Holdings, LLC	Revolver	9/22/2027	26,897	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	17,863	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	$806	$(12)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	795	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	62,909	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	33	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(2,162)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	44,474	(445)
Kaseya, Inc.	Revolver	6/25/2029	48,746	(487)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	8,979	(67)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	9,964	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Legacy Intermediate, LLC	Revolver	2/25/2028	17,242	(172)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	36,000	(360)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Loar Group Inc	Delayed Draw Term Loan	9/29/2023	100,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	3,142	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	186,262	(1,863)
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	—
Material Holdings, LLC	Revolver	8/17/2027	8,266	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	16,215	—
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	(672)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	691	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	38,468	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	55,097	—
Mozart Borrower LP	Revolver	10/21/2026	17,850	(1,413)
MRI Software, LLC	Revolver	2/10/2026	673	(24)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	7,969	—
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	91,734	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	1,657	(193)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	26,585	—
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	(65)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	57,531	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	(173)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	357	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	(155)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(125)
Plasma Buyer, LLC	Revolver	5/12/2028	14,467	(651)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	38,448	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	1,700	—
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	54,535	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	(638)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	7,234	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	14,978	(150)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	7,842	—
Profile Products, LLC	Revolver	11/12/2027	9,363	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	13,035	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	$6,490	$—
Rally Buyer, Inc.	Revolver	7/19/2028	17,745	(355)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	33,121	(331)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2,448	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Riser Merger Sub, Inc.	Revolver	8/1/2028	24,351	(487)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	8/1/2028	48,701	(487)
RoadOne Inc	Revolver	12/30/2028	226	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	255	(4)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	53,130	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	53,013	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Revolver	9/1/2027	3,356	(34)
Sailpoint Technologies, Inc.	Revolver	8/15/2028	34,083	(682)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	28,800	—
Sam Holding Co, Inc.	Revolver	3/24/2027	22,000	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	5,808	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	7,575	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	92,773	—
Smile Doctors, LLC	Revolver	12/23/2027	26,601	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	51,214	(768)
SpecialtyCare, Inc.	Revolver	6/18/2026	2,611	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	6,544	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	5,533	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	26,734	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	6,300	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	300	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	339,176	—
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	16,410	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	56,115	(1,683)
The NPD Group L.P.	Revolver	12/1/2027	92,321	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	6,692	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(305)
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	(42)
Trader Corp.	Revolver	12/22/2028	6,858	(114)
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	498	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	20,128	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	(128)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	4,047	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	32,608	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
United Mutual Acquisition Holdings, LLC	Revolver	7/15/2028	11,175	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	14,559	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(129)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	$31,095	$(311)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	(584)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	712	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(354)
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	909	(18)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	8,272	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	19,482	—
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Total First and Second Lien Debt Unfunded Commitments			$6,343,101	$(63,045)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2022 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2022 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2022 was 2.00%

(15)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2022	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$1,614	$136	$—	$1,062	$2,813	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	212,400	—	(40,500)	430	172,330	12,159
BCRED Emerald JV LP	—	2,115,000	—	(42,283)	2,072,717	100,293
BCRED Verdelite JV LP	—	117,706	—	(2,029)	115,677	—
GSO DL Co-Invest CI LP	1,809	—	—	72	1,881	—
Total	$215,823	$2,232,842	$(40,500)	$(42,748)	$2,365,418	$112,452
(16)As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), New Zealand Dollar (NZD), Danish Krone (DKK), Swedish Krona (SEK) and Norwegian Krone (NOK).
(17)Loan was on non-accrual status as of December 31, 2022.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	25,374	CAD	34,625	1/17/2023	$(213)
Goldman Sachs Bank USA	USD	78,088	DKK	546,731	3/14/2023	(998)
Goldman Sachs Bank USA	USD	61,787	EUR	58,713	3/14/2023	1,329
Goldman Sachs Bank USA	USD	58,713	NOK	584,117	3/13/2023	(829)
Goldman Sachs Bank USA	USD	61,787	NOK	584,117	3/14/2023	2,241
Goldman Sachs Bank USA	USD	10,698	SEK	109,749	3/13/2023	121
Goldman Sachs Bank USA	USD	23,113	SEK	237,106	3/14/2023	261

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024		$435,000	$(18,778)	$1,796	$(18,778)
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024		365,000	(17,499)	(545)	(17,458)
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024		500,000	(25,362)	1,822	(25,224)
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025		500,000	(26,589)	923	(26,338)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(34,657)	2,387	(34,486)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(34,352)	2,370	(34,534)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		400,000	(17,978)	—	(17,832)
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		500,000	(22,494)	—	(22,282)
Goldman Sachs Bank USA	April 2026 UK Bonds	4.87%	SOFR + 2.78%	4/14/2026	GBP	250,000	(19,940)	—	(19,889)
Goldman Sachs Bank USA	May 2027 Notes	5.61%	SOFR + 3.00%	5/3/2027		625,000	(26,135)	—	(22,217)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/27/2025		600,000	(2,165)	—	(2,165)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.7165%	10/11/2027		350,000	(1,418)	—	(1,418)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025		200,000	(796)	—	(796)
Total Interest Rate Swaps							$(248,163)	$8,753	$(243,417)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(7)(11)	L +	6.00%	7.00%	12/27/2027	$6,619	$6,579	$6,500	0.05%
Linquest Corp. (4)(7)(10)	L +	5.75%	6.50%	7/28/2028	157,106	153,737	153,516	1.19
Loar Group, Inc. (4)(11)	L +	7.25%	8.25%	10/2/2023	29,422	29,422	29,422	0.23
MAG DS Corp. (11)	L +	5.50%	6.50%	4/1/2027	10,849	10,680	9,981	0.08
Peraton Corp. (10)	L +	3.75%	4.50%	2/1/2028	72,389	72,163	72,543	0.56
Vertex Aerospace Services Corp. (10)	L +	4.00%	4.75%	10/27/2028	22,385	22,293	22,379	0.17
						294,874	294,342	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L +	5.50%	6.25%	6/11/2027	271,064	265,859	268,354	2.09
Livingston International, Inc. (4)(6)(10)	L +	5.50%	6.25%	4/30/2027	105,679	104,902	104,622	0.81
Mode Purchaser, Inc. (4)(11)	L +	6.25%	7.25%	12/9/2026	34,388	33,430	34,388	0.27
R1 Holdings, LLC (4)(7)(11)	L +	6.00%	7.00%	1/2/2026	38,742	38,698	38,742	0.30
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	6.50%	12/31/2028	218,835	213,914	213,878	1.66
SEKO Global Logistics Network, LLC (4)(11)	E +	5.00%	6.00%	12/30/2026	€35,393	40,412	40,295	0.31
SEKO Global Logistics Network, LLC (4)(7)(11)	L +	5.00%	6.00%	12/30/2026	103,543	102,300	103,315	0.80
The Kenan Advantage Group, Inc. (10)	L +	3.75%	4.50%	3/12/2026	19,039	19,034	19,013	0.15
Wwex Uni Topco Holdings, LLC (10)	L +	4.25%	5.00%	7/26/2028	12,681	12,562	12,731	0.10
						831,112	835,338	6.49
Airlines
Air Canada (6)(10)	L +	3.50%	4.25%	8/11/2028	7,819	7,745	7,823	0.06
American Airlines, Inc. (6)(10)	L +	4.75%	5.50%	3/11/2028	7,314	7,248	7,591	0.06
United Airlines, Inc. (6)(10)	L +	3.75%	4.50%	4/21/2028	16,631	16,629	16,728	0.13
						31,622	32,143	0.25
Auto Components
Clarios Global LP (6)(8)	L +	3.25%	3.35%	4/30/2026	6,806	6,809	6,780	0.05
Metis Buyer, Inc. (4)(5)(7)(8) - Revolving Term Loan	L +	3.75%	3.85%	5/4/2028	4,275	4,099	4,221	0.03
Metis Buyer, Inc. (10)	L +	4.00%	4.75%	5/4/2028	49,750	48,510	49,859	0.39
Wheel Pros, Inc. (10)	L +	4.50%	5.25%	4/23/2028	25,906	25,912	25,901	0.20
						85,330	86,761	0.67
Beverages
Arterra Wines Canada, Inc. (6)(10)	L +	3.50%	4.25%	11/24/2027	4,957	4,984	4,970	0.04
Triton Water Holdings, Inc. (9)	L +	3.50%	4.00%	3/18/2028	26,637	26,601	26,387	0.21
						31,585	31,357	0.25

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc. (6)(9)	L +	3.25%	3.75%	4/12/2028	$2,947	$2,934	$2,946	0.02%
CP Atlas Buyer, Inc. (9)	L +	3.75%	4.25%	11/23/2027	31,556	31,560	31,461	0.24
Empire Today, LLC (10)	L +	5.00%	5.75%	3/8/2028	69,572	68,419	68,485	0.53
Fencing Supply Group Acquisition, LLC (4)(7)(11)	L +	6.00%	7.00%	2/26/2027	78,944	77,860	78,550	0.61
Great Day Improvements, LLC (4)(7)(9)	L +	6.25%	6.75%	12/29/2027	245,000	239,342	239,335	1.86
Illuminate Merger Sub Corp. (9)	L +	3.50%	4.00%	6/30/2028	8,000	7,944	7,949	0.06
Jacuzzi Brands, LLC (4)(11)	L +	6.50%	7.50%	2/25/2025	52,938	52,414	52,938	0.41
Kodiak BP, LLC (10)	L +	3.25%	4.00%	2/25/2028	10,389	10,369	10,330	0.08
L&S Mechanical Acquisition, LLC (4)(7)(10)	L +	5.75%	6.50%	9/1/2027	114,795	112,627	112,499	0.88
Latham Pool Products, Inc. (8)	L +	6.00%	6.10%	6/18/2025	105,696	105,247	106,269	0.83
Lindstrom, LLC (4)(11)	L +	6.25%	7.25%	4/7/2025	27,963	27,739	27,963	0.22
Mi Windows and Doors, LLC (10)	L +	3.75%	4.50%	12/18/2027	24,288	24,404	24,425	0.19
Symphony Technology Group (10)	L +	5.00%	5.75%	5/3/2028	63,186	62,591	63,117	0.49
Windows Acquisition Holdings, Inc. (4)(11)	L +	6.50%	7.50%	12/29/2026	62,366	61,321	62,366	0.49
						884,772	888,631	6.91
Capital Markets
Advisor Group Holdings, Inc. (8)	L +	4.50%	4.60%	7/31/2026	17,347	17,392	17,418	0.14
Situs-AMC Holdings Corporation (4)(10)	L +	5.75%	6.50%	12/22/2027	110,000	108,905	108,900	0.85
Superannuation And Investments US, LLC (6)(9)	L +	3.75%	4.25%	9/23/2028	14,364	14,244	14,391	0.11
The Edelman Financial Engines Center, LLC (10)	L +	3.50%	4.25%	3/15/2028	19,880	19,814	19,894	0.15
						160,355	160,602	1.25
Chemicals
Dominion Colour Corporation (4)(6)(7)(11)	L +	8.25% (incl. 2.00% PIK)	9.25%	4/6/2024	35,687	34,449	35,062	0.27
Geon Performance Solutions, LLC (10)	L +	4.75%	5.50%	8/9/2028	7,389	7,336	7,463	0.06
Hyperion Materials & Technologies, Inc. (9)	L +	4.50%	5.00%	8/28/2028	25,252	25,160	25,326	0.20
LSF11 Skyscraper Holdco S.à r.l, LLC (6)(10)	L +	3.50%	4.25%	9/29/2027	19,850	19,758	19,863	0.15
New Arclin US Holding Corp. (6)(7)(9)	L +	3.75%	4.25%	9/21/2028	20,208	20,115	20,209	0.16
NIC Acquisition Corp. (10)	L +	3.75%	4.50%	12/29/2027	13,837	13,824	13,698	0.11
Olympus Water US Holding Corp. (9)	L +	3.75%	4.25%	9/21/2028	10,625	10,598	10,605	0.08
Polymer Additives, Inc. (8)	L +	6.00%	6.13%	7/31/2025	30,420	28,311	29,675	0.23
						159,550	161,901	1.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC (8)	L +	3.75%	3.84%	2/27/2025	$16,040	$16,025	$15,961	0.12%
Allied Universal Holdco, LLC (9)	L +	3.75%	4.25%	5/12/2028	33,952	33,913	33,884	0.26
Bazaarvoice, Inc. (4)(7)(8)	L +	5.75%	5.85%	5/7/2028	372,166	372,166	372,166	2.90
DG Investment Intermediate Holdings 2, Inc. (10)	L +	3.50%	4.25%	3/17/2028	29,592	29,647	29,620	0.23
Divisions Holding Corp. (10)	L +	4.75%	5.50%	5/29/2028	24,036	23,815	24,126	0.19
EAB Global, Inc. (9)	L +	3.50%	4.00%	6/28/2028	8,000	7,956	7,967	0.06
ECP Gopher Holdings L.P. (11)	L +	3.25%	4.25%	3/6/2025	3,958	3,973	3,721	0.03
Foundational Education Group, Inc. (4)(9)	L +	4.25%	4.75%	8/31/2028	9,143	9,056	9,166	0.07
Garda World Security Corp. (6)(8)	L +	4.25%	4.36%	10/30/2026	29,435	29,511	29,432	0.23
Genuine Financial Holdings, LLC (8)	L +	3.75%	3.85%	7/11/2025	6,938	6,850	6,924	0.05
International SOS The Americas LP (6)(9)	L +	3.75%	4.25%	8/5/2028	2,331	2,309	2,337	0.02
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/15/2027	136,278	132,073	132,067	1.03
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2028	243,525	239,876	241,699	1.88
JSS Holdings, Inc. (4)(11)	L +	6.25%	7.25%	12/17/2028	46,505	45,900	46,157	0.36
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/10/2027	45,655	44,433	44,421	0.35
KPSKY Acquisition, Inc. (4)(7)(10)	L +	5.50%	6.25%	10/19/2028	197,224	193,290	193,280	1.50
MaxGen Energy Services Corporation (4)(11)	L +	4.75%	5.75%	6/2/2027	59,700	58,353	58,208	0.45
Onex Baltimore Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/1/2027	260,796	255,309	255,275	1.99
PECF USS Intermediate Holding III Corp. (9)	L +	4.25%	4.75%	12/15/2028	20,842	20,811	20,891	0.16
Recycle & Resource US, LLC (6)(9)	L +	3.50%	4.00%	7/8/2028	5,219	5,182	5,213	0.04
Revspring, Inc. (8)	L +	4.25%	4.47%	10/11/2025	15,443	15,323	15,501	0.12
Spin Holdco Inc. (10)	L +	4.00%	4.75%	3/1/2028	25,434	25,326	25,547	0.20
The Action Environmental Group, Inc. (4)(7)(12)	L +	6.00%	7.25%	1/16/2026	16,289	15,748	15,668	0.12
TRC Companies, Inc. (9)	L +	3.75%	4.25%	6/21/2024	18,778	18,679	18,711	0.15
TruGreen Limited Partnership (10)	L +	4.00%	4.75%	11/2/2027	5,955	5,990	5,969	0.05
USIC Holdings, Inc. (10)	L +	3.50%	4.25%	5/12/2028	24,938	24,822	24,938	0.19
Veregy Consolidated, Inc. (11)	L +	6.00%	7.00%	11/2/2027	20,584	20,632	20,636	0.16
						1,656,969	1,659,483	12.91
Construction & Engineering
Aegion Corporation (10)	L +	4.75%	5.50%	5/17/2028	23,879	23,814	24,018	0.19
ASP Endeavor Acquisition, LLC (4)(9)	L +	6.50%	7.00%	5/3/2027	35,820	35,183	35,462	0.28
COP Home Services TopCo IV, Inc. (4)(7)(11)	L +	5.00%	6.00%	12/31/2027	128,886	125,700	127,513	0.99
Peak Utility Services Group, Inc. (4)(7)(11)	L +	5.00%	6.00%	2/26/2028	23,622	23,380	23,467	0.18
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	4.50%	5.25%	8/24/2028	42,519	41,196	42,498	0.33
Tutor Perini Corp. (6)(11)	L +	4.75%	5.75%	8/13/2027	2,963	2,992	2,974	0.02
						252,266	255,933	1.99

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC (9)	L +	4.00%	4.50%	10/19/2027	$23,827	$23,913	$23,878	0.19%
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L +	5.75%	6.50%	9/30/2028	77,601	75,982	75,920	0.59
Berlin Packaging, LLC (9)	L +	3.75%	4.25%	3/11/2028	8,544	8,480	8,545	0.07
Charter NEX US, Inc. (10)	L +	3.75%	4.50%	12/1/2027	21,359	21,428	21,431	0.17
Flex Acquisition Co., Inc. (9)	L +	3.50%	4.00%	2/23/2028	8,191	8,173	8,185	0.06
Flex Acquisition Co., Inc. (8)	L +	3.00%	3.13%	6/29/2025	9,475	9,462	9,404	0.07
Graham Packaging Co, Inc. (10)	L +	3.00%	3.75%	8/4/2027	4,963	4,972	4,956	0.04
IBC Capital US, LLC (6)(8)	L +	3.75%	3.97%	9/11/2023	18,513	18,477	18,393	0.14
LABL, Inc. (9)	L +	5.00%	5.50%	10/29/2028	7,143	7,037	7,144	0.06
MAR Bidco Sarl (6)(9)	L +	4.25%	4.75%	4/20/2028	3,806	3,788	3,813	0.03
Pretium PKG Holdings, Inc. (9)	L +	4.00%	4.50%	8/27/2028	18,889	18,439	18,878	0.15
ProAmpac PG Borrower, LLC (10)	L +	3.75%	4.50%	11/3/2025	30,050	30,103	30,121	0.23
TricorBraun Holdings, Inc. (9)	L +	3.25%	3.75%	3/3/2028	13,067	13,011	12,991	0.10
Trident TPI Holdings, Inc. (7)(11)	L +	3.25%	4.25%	10/17/2024	13,886	13,875	13,907	0.11
Trident TPI Holdings, Inc. (9)	L +	4.00%	4.50%	7/29/2028	7,433	7,426	7,440	0.06
						240,652	241,124	1.88
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	6.25%	12/10/2028	34,800	34,110	34,104	0.27
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	7.25%	10/17/2025	5,925	5,827	5,880	0.05
Dana Kepner Company, LLC (4)(11)	L +	6.25%	7.25%	12/29/2026	14,850	14,601	14,887	0.12
Genuine Cable Group, LLC (4)(6)(7)(10)	L +	5.75%	6.50%	11/2/2026	22,695	22,079	22,239	0.17
Marcone Yellowstone Buyer, Inc. (7)(10)	L +	5.50%	6.25%	12/23/2028	83,636	81,696	81,696	0.64
NDC Acquisition Corp. (4)(11)	L +	5.75%	6.75%	3/9/2027	22,331	21,801	22,108	0.17
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L +	5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L +	7.50%	8.50%	11/13/2024	56,508	55,192	55,378	0.43
Tailwind Colony Holding Corporation (4)(11)	L +	6.25%	7.25%	11/13/2024	11,961	11,740	11,591	0.09
Unified Door & Hardware Group, LLC (4)(11)	L +	6.25%	7.25%	6/30/2025	53,486	52,614	53,218	0.41
						299,793	301,281	2.35

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	6.25%	7/20/2028	$968,124	$959,067	$968,124	7.53%
Dreambox Learning Holding LLC (4)(10)	L +	6.25%	7.00%	12/1/2027	135,213	132,360	132,509	1.03
eResearchTechnology, Inc. (11)	L +	4.50%	5.50%	2/4/2027	28,103	28,220	28,234	0.22
Go Car Wash Management Corp. (4)(7)(11)	L +	5.75%	6.75%	12/31/2026	44,291	42,789	42,744	0.33
KUEHG Corp. (11)	L +	3.75%	4.75%	2/21/2025	22,830	22,577	22,417	0.17
LAH Borrower, LL (4)(6)(10)	L +	5.75%	6.50%	10/12/2027	9,250	9,071	9,215	0.07
Learning Care Group (11)	L +	3.25%	4.25%	3/13/2025	19,838	19,548	19,491	0.15
Loyalty Ventures, Inc. (9)	L +	4.50%	5.00%	11/3/2027	9,375	9,189	9,355	0.07
Pre-Paid Legal Services, Inc. (9)	L +	3.75%	4.25%	5/1/2025	23,239	23,007	23,133	0.18
Weld North Education, LLC (9)	L +	3.75%	4.25%	12/21/2027	24,271	24,271	24,307	0.19
						1,270,100	1,279,529	9.94
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L +	5.75%	6.50%	4/30/2028	166,707	163,558	165,040	1.28
Lereta, LLC (10)	L +	5.25%	6.00%	7/27/2028	34,635	34,309	34,664	0.27
Mitchell International, Inc. (9)	L +	3.75%	4.25%	10/15/2028	38,979	38,694	38,809	0.30
Sedgwick Claims Management Services, Inc. (6)(11)	L +	4.25%	5.25%	9/3/2026	2,450	2,474	2,457	0.02
Sedgwick Claims Management Services, Inc. (6)(8)	L +	3.25%	3.35%	12/31/2025	7,961	7,937	7,909	0.06
SelectQuote, Inc. (4)(7)(10)	L +	5.00%	5.75%	11/5/2024	277,963	275,701	277,079	2.16
						522,673	525,958	4.09
Diversified Telecommunication Services
Numericable US, LLC (6)(8)	L +	3.69%	3.81%	1/31/2026	5,050	5,056	5,016	0.04
Numericable US, LLC (6)(8)	L +	4.00%	4.12%	8/14/2026	23,829	23,851	23,745	0.18
Point Broadband Acquisition, LLC (4)(7)(11)	L +	6.00%	7.00%	10/1/2028	162,000	157,216	157,037	1.22
						186,123	185,798	1.44
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.50%	6.50%	3/26/2027	48,950	47,785	48,332	0.38
Electrical Equipment
Emergency Power Holdings, LLC (4)(7)(11)	L +	5.50%	6.50%	8/17/2028	195,000	190,778	190,539	1.48
Madison IAQ, LLC (9)	L +	3.25%	3.75%	6/16/2028	6,989	6,956	6,992	0.05
Radwell International, LLC (4)(6)(7)(10)	L +	5.50%	6.25%	7/13/2027	348,034	346,642	346,861	2.70
Relay Purchaser, LLC (4)(7)(10)	L +	6.00%	6.75%	8/30/2028	200,000	195,928	197,214	1.53
Shoals Holdings, LLC (4)(11)	L +	3.25%	4.25%	11/25/2026	11,377	11,140	11,434	0.09
						751,443	753,040	5.85

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(7)(11)	L +	6.00%	7.00%	12/23/2026	$35,496	$34,857	$34,858	0.27%
ConvergeOne Holdings, Inc. (7)(8)	L +	5.00%	5.10%	1/4/2026	31,765	28,772	29,603	0.23
CPI International, Inc. (11)	L +	3.25%	4.25%	7/26/2024	8,977	8,991	8,980	0.07
Infinite Bidco, LLC (9)	L +	3.75%	4.25%	2/24/2028	21,831	21,806	21,797	0.17
Ingram Micro, Inc. (9)	L +	3.50%	4.00%	3/31/2028	3,980	3,942	3,986	0.03
						98,369	99,224	0.77
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L +	7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	10,668	10,058	10,482	0.08
EnergySolutions, LLC (11)	L +	3.75%	4.75%	5/9/2025	11,270	11,255	11,270	0.09
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	7.25%	9/10/2025	22,793	21,815	22,793	0.18
						43,128	44,544	0.35
Entertainment
CE Intermediate I, LLC (4)(9)	L +	4.00%	4.50%	11/10/2028	7,778	7,701	7,729	0.06
Herschend Entertainment Co, LLC (9)	L +	3.75%	4.25%	8/27/2028	5,306	5,255	5,306	0.04
Recorded Books, Inc. (8)	L +	4.00%	4.10%	8/29/2025	15,615	15,631	15,623	0.12
						28,588	28,658	0.22
Food Products
CHG PPC Parent, LLC (9)	L +	3.00%	3.50%	11/16/2028	7,339	7,303	7,326	0.06
Quantum Bidco, Ltd. (6)(8)	S +	6.00%	6.11%	2/5/2028	£18,500	24,474	24,712	0.19
Snacking Investments US, LLC (6)(11)	L +	4.00%	5.00%	12/18/2026	4,975	5,005	4,984	0.04
						36,782	37,022	0.29
Health Care Equipment & Supplies
CPI Holdco, LLC (4)(7)(10)	L +	5.50%	6.25%	11/1/2028	265,496	258,989	258,905	2.01
GCX Corporation Buyer, LLC (4)(7)(10)	L +	5.50%	6.25%	9/13/2027	197,505	193,079	192,880	1.50
Mozart Borrower LP (9)	L +	3.25%	3.75%	9/20/2028	30,000	29,171	30,027	0.23
Resonetics, LLC (10)	L +	4.00%	4.75%	4/28/2028	18,666	18,616	18,689	0.15
Sunshine Luxembourg VII S.à r.l, LLC (6)(10)	L +	3.75%	4.50%	10/2/2026	18,726	18,778	18,821	0.15
TecoStar Holdings, Inc. (11)	L +	3.50%	4.50%	5/1/2024	20,799	20,703	19,852	0.15
						539,336	539,175	4.19
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(7)(10)	L +	5.50%	6.25%	8/2/2028	202,967	198,052	199,981	1.56
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.25%	7.25%	5/7/2027	43,521	42,636	42,961	0.33
ADMI Corp. (9)	L +	3.50%	4.00%	12/23/2027	15,586	15,514	15,582	0.12
AHP Health Partners, Inc. (9)	L +	3.50%	4.00%	8/4/2028	4,725	4,703	4,732	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
AMGH Holding Corp. (11)	L +	4.25%	5.25%	3/14/2025		$11,762	$11,768	$11,735	0.09%
Canadian Hospital Specialties Ltd. (4)(6)(7)(11)	L +	4.25%	5.25%	4/14/2028	CAD	41,781	32,404	32,351	0.25
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25%	7.00%	12/21/2028		464,809	454,639	454,595	3.54
CHG Healthcare Services, Inc. (9)	L +	3.50%	4.00%	9/29/2028		8,978	8,938	8,990	0.07
Covenant Surgical Partners, Inc. (8)	L +	4.00%	4.10%	7/1/2026		2,975	2,931	2,946	0.02
Cross Country Healthcare, Inc. (4)(10)	L +	5.75%	6.50%	6/8/2027		113,594	111,423	112,458	0.87
DCA Investment Holdings, LLC (4)(7)(10)	L +	6.25%	7.00%	3/12/2027		36,706	36,191	36,297	0.28
Epoch Acquisition, Inc. (4)(11)	L +	6.75%	7.75%	10/4/2024		29,421	29,421	29,421	0.23
GC EOS Buyer, Inc. (8)	L +	4.50%	4.60%	8/1/2025		2,003	1,993	2,003	0.02
Global Medical Response, Inc. (11)	L +	4.25%	5.25%	10/2/2025		21,619	21,698	21,560	0.17
Gordian Medical, Inc. (10)	L +	6.25%	7.00%	3/29/2027		66,833	64,778	66,554	0.52
Heartland Dental, LLC (8)	L +	4.00%	4.10%	4/30/2025		15,057	14,999	15,054	0.12
ICS US Holdings, Inc. (6)(9)	L +	5.25%	5.75%	6/8/2028		35,000	33,250	33,250	0.26
Jayhawk Buyer, LLC (4)(11)	L +	5.00%	6.00%	10/15/2026		204,293	200,666	202,250	1.57
LifePoint Health, Inc. (8)	L +	3.75%	3.85%	11/16/2025		10,000	10,018	10,005	0.08
Midwest Physician Administrative Services, LLC (10)	L +	3.25%	4.00%	3/5/2028		6,377	6,350	6,348	0.05
National Mentor Holdings, Inc. (7)(10)	L +	3.75%	4.50%	2/18/2028		11,320	11,038	10,943	0.09
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	6.25%	7/16/2027		375,002	371,541	373,127	2.90
Odyssey Holding Company, LLC (4)(11)	L +	5.75%	6.75%	11/16/2025		68,328	67,902	68,328	0.53
Onex TSG Intermediate Corp. (6)(10)	L +	4.75%	5.50%	2/28/2028		15,257	15,044	15,273	0.12
Padagis, LLC (6)(9)	L +	4.75%	5.25%	6/30/2028		10,371	10,296	10,338	0.08
Pathway Vet Alliance, LLC (8)	L +	3.75%	3.85%	3/31/2027		1,985	1,983	1,981	0.02
PetVet Care Centers, LLC (10)	L +	3.50%	4.25%	2/14/2025		31,505	31,530	31,540	0.25
Phoenix Guarantor, Inc. (8)	L +	3.25%	3.35%	3/5/2026		4,754	4,759	4,730	0.04
Phoenix Guarantor, Inc. (8)	L +	3.50%	3.60%	3/5/2026		8,086	8,086	8,064	0.06
Pluto Acquisition I, Inc. (8)	L +	4.00%	4.18%	6/22/2026		398	398	397	0.00
PSKW Intermediate, LLC (4)(11)	L +	6.25%	7.25%	3/9/2026		22,106	22,106	22,106	0.17
Radnet, Inc. (6)(10)	L +	3.00%	3.75%	4/22/2028		4,912	4,890	4,918	0.04
Reverb Buyer, Inc. (7)(9)	L +	3.50%	4.00%	11/1/2028		8,592	8,546	8,594	0.07
Smile Doctors,LLC (4)(7)(10)	L +	5.75%	6.50%	12/23/2028		398,136	388,413	388,500	3.02
Snoopy Bidco, Inc. (4)(7)(10)	L +	6.00%	6.75%	6/1/2028		396,000	383,095	388,125	3.02
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	6.50%	1/2/2029		132,563	129,011	129,008	1.00
Surgery Centers Holdings, Inc. (6)(10)	L +	3.75%	4.50%	8/31/2026		24,744	24,721	24,767	0.19
The GI Alliance Management, LLC (4)(7)(11)	L +	6.25%	7.25%	11/4/2024		211,618	208,856	209,542	1.63
TTF Holdings, LLC (4)(10)	L +	4.25%	5.00%	3/24/2028		6,551	6,507	6,567	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare, LLC (10)	L +	4.25%	5.00%	12/16/2027	$20,334	$20,333	$20,382	0.16%
U.S. Anesthesia Partners, Inc. (9)	L +	4.25%	4.75%	9/22/2028	29,018	28,878	28,984	0.23
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	6.25%	11/18/2027	131,930	128,607	128,952	1.00
WHCG Purchaser III, Inc. (4)(7)(10)	L +	5.75%	6.50%	6/22/2028	86,559	84,384	84,226	0.66
WP CityMD Bidco, LLC (9)	L +	3.25%	3.75%	11/18/2028	15,000	14,981	15,012	0.12
						3,278,275	3,293,479	25.64
Health Care Technology
athenahealth, Inc. (8)	L +	4.25%	4.40%	2/11/2026	19,188	19,298	19,215	0.15
Edifecs, Inc. (4)(10)	L +	5.50%	6.25%	9/21/2026	123,323	120,934	120,856	0.94
Edifecs, Inc. (4)(11)	L +	7.00%	8.00%	9/21/2026	29,660	29,533	30,549	0.24
FH MD Buyer, Inc. (10)	L +	5.00%	5.75%	6/16/2028	47,381	46,937	47,144	0.37
GI Ranger Intermediate, LLC (4)(7)(10)	L +	6.00%	6.75%	10/29/2028	117,720	115,039	114,970	0.89
Netsmart Technologies, Inc. (10)	L +	4.00%	4.75%	10/1/2027	24,813	24,916	24,900	0.19
NMC Crimson Holdings, Inc. (4)(7)(10)	L +	6.00%	6.75%	3/1/2028	71,173	68,879	69,279	0.54
Project Ruby Ultimate Parent Corp. (10)	L +	3.25%	4.00%	3/3/2028	8,547	8,507	8,549	0.07
Therapy Brands Holdings, LLC (4)(5)(7)(10)	L +	4.00%	4.75%	5/12/2028	6,357	6,328	6,357	0.05
Verscend Holding Corp. (8)	L +	4.00%	4.10%	8/27/2025	20,423	20,486	20,443	0.16
Waystar Technologies, Inc. (8)	L +	4.00%	4.10%	10/22/2026	23,226	23,299	23,236	0.18
						484,157	485,498	3.78
Hotels, Restaurants & Leisure
CEC Entertainment, Inc. (5)(8)	6.75%		6.75%	5/1/2026	79,800	79,780	78,287	0.61
Flynn Restaurant Group LP (9)	L +	4.25%	4.75%	12/1/2028	17,789	17,641	17,609	0.14
IRB Holding Corp. (11)	L +	3.25%	4.25%	12/15/2027	34,705	34,778	34,753	0.27
Tacala Investment Corp. (10)	L +	3.50%	4.25%	2/5/2027	35,473	35,557	35,454	0.28
						167,756	166,104	1.30
Household Durables
AI Aqua Merger Sub, Inc. (6)(7)(9)	L +	4.00%	4.50%	6/16/2028	16,024	15,984	16,097	0.13
Instant Brands Holdings, Inc. (10)	L +	5.00%	5.75%	4/12/2028	81,813	80,711	76,904	0.60
						96,694	93,000	0.73
Industrial Conglomerates
Bettcher Industries, Inc. (4)(11)	SOFR +	4.00%	4.12%	12/13/2028	11,316	11,203	11,316	0.09
Engineered Machinery Holdings, Inc. (10)	L +	3.75%	4.50%	5/19/2028	15,525	15,510	15,510	0.12
Excelitas Technologies Corp. (11)	L +	3.50%	4.50%	12/2/2024	22,788	22,813	22,902	0.18
FCG Acquisitions, Inc. (9)	L +	3.75%	4.25%	3/16/2028	23,578	23,590	23,549	0.18
Madison Safety & Flow LLC (8)	L +	3.75%	4.25%	12/14/2028	5,195	5,169	5,201	0.04
Vertical US Newco, Inc. (6)(9)	L +	3.50%	4.00%	7/30/2027	15,650	15,731	15,681	0.12
						94,015	94,160	0.73

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance
Acrisure, LLC (8)	L +	3.50%	3.72%	2/15/2027		$1,985	$1,970	$1,966	0.02%
Acrisure, LLC (9)	L +	3.75%	4.25%	2/15/2027		12,180	12,078	12,180	0.09
Acrisure, LLC (9)	L +	4.25%	4.75%	2/15/2027		6,849	6,799	6,858	0.05
Alera Group, Inc. (4)(7)(10)	L +	5.50%	6.25%	9/30/2028		70,556	69,671	69,642	0.54
Alliant Holdings Intermediate, LLC (8)	L +	3.25%	3.35%	5/9/2025		8,017	8,008	7,947	0.06
Alliant Holdings Intermediate, LLC (9)	L +	3.50%	4.00%	10/8/2027		13,351	13,335	13,354	0.10
AssuredPartners, Inc. (9)	L +	3.50%	4.00%	2/12/2027		30,484	30,255	30,479	0.24
Baldwin Risk Partners, LLC (6)(9)	L +	3.50%	4.00%	10/14/2027		10,448	10,398	10,409	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L +	6.00%	6.75%	8/12/2027		94,500	92,464	92,341	0.72
BroadStreet Partners, Inc. (8)	L +	3.00%	3.10%	1/27/2027		7,919	7,917	7,831	0.06
Foundation Risk Partners Corp. (4)(7)(10)	L +	5.75%	6.50%	10/29/2028		97,144	95,523	95,418	0.74
Galway Borrower, LLC (4)(7)(10)	L +	5.25%	6.00%	9/24/2028		238,194	233,541	233,365	1.82
High Street Buyer, Inc. (4)(7)(10)	L +	6.00%	6.75%	4/14/2028		92,587	90,757	90,519	0.70
Howden Group Holdings Limited (6)(10)	L +	3.25%	4.00%	11/12/2027		14,040	14,011	14,001	0.11
HUB International Limited (10)	L +	3.25%	4.00%	4/25/2025		12,595	12,576	12,610	0.10
HUB International Limited (8)	L +	2.75%	2.87%	4/25/2025		2,969	2,970	2,939	0.02
Integrity Marketing Acquisition, LLC (4)(7)(10)	L +	5.50%	6.25%	8/27/2025		36,854	35,775	36,165	0.28
Integrity Marketing Acquisition, LLC (4)(11)	L +	5.75%	6.75%	8/27/2025		39,758	39,280	39,659	0.31
Jones Deslauriers Insurance Management, Inc. (6)(7)(10)	C +	4.25%	5.00%	3/28/2028	CAD	81,932	63,941	64,639	0.50
NFP Corp. (8)	L +	3.25%	3.35%	2/15/2027		9,525	9,506	9,388	0.07
PGIS Intermediate Holdings, LLC (4)(7)(10)	L +	5.50%	6.25%	10/14/2028		64,080	62,478	62,505	0.49
RSC Acquisition, Inc. (4)(5)(6)(7)(10)	L +	5.50%	6.25%	10/30/2026		24,096	23,610	24,034	0.19
SG Acquisition, Inc. (4)(9)	L +	5.00%	5.50%	1/27/2027		100,946	100,383	100,694	0.78
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S +	7.00%	7.05%	8/3/2028	GBP	77,545	102,899	101,517	0.79
Tennessee Bidco Limited (4)(6)(8)	L +	7.00%	7.15%	8/3/2028		194,958	189,838	189,110	1.47
							1,329,987	1,329,568	10.33
Interactive Media & Services
Bungie, Inc. (4)(11)	L +	6.25%	7.25%	8/28/2024		2,500	2,500	2,500	0.02
Cengage Learning, Inc. (11)	L +	4.75%	5.75%	6/29/2026		18,953	18,758	19,028	0.15
MH Sub I, LLC (11)	L +	3.75%	4.75%	9/13/2024		34,088	34,142	34,201	0.27
Project Boost Purchaser, LLC (8)	L +	3.50%	3.60%	6/1/2026		990	990	990	0.01
Project Boost Purchaser, LLC (9)	L +	3.50%	4.00%	6/1/2026		10,468	10,442	10,481	0.08
SurveyMonkey, Inc. (6)(8)	L +	3.75%	3.86%	10/10/2025		6,829	6,823	6,804	0.05
							73,656	74,005	0.58

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L +	6.00%	7.00%	12/29/2026	$113,838	$111,902	$113,268	0.88%
Prodege International Holdings, LLC (4)(7)(10)	L +	5.75%	6.50%	12/15/2027	491,000	479,825	479,737	3.73
Shutterfly, LLC (4)(10)	L +	5.00%	5.75%	9/25/2026	160,969	159,357	159,761	1.24
Wireless Vision, LLC (4)(11)	L +	5.50%	6.50%	12/30/2025	22,715	22,715	22,715	0.18
						773,799	775,483	6.03
IT Services
Ahead DB Holdings, LLC (5)(10)	L +	3.75%	4.50%	10/18/2027	2,596	2,609	2,603	0.02
AI Altius Bidco, Inc. (4)(5)(6)(7)(10)	L +	5.50%	6.25%	12/1/2028	144,577	141,353	141,338	1.10
AI Altius Bidco, Inc. (4)(6)(7)(8)	9.75%		9.75%	12/1/2028	21,205	20,571	20,568	0.16
Dcert Buyer, Inc. (8)	L +	4.00%	4.10%	10/16/2026	13,244	13,263	13,236	0.10
Endurance International Group Holdings, Inc. (10)	L +	3.50%	4.25%	2/10/2028	31,555	31,393	31,333	0.24
Ensono Holdings, LLC (10)	L +	4.00%	4.75%	5/19/2028	41,033	40,949	41,054	0.32
Inovalon Holdings, Inc. (4)(7)(10)	L +	5.75%	6.50%	11/24/2028	931,793	907,468	907,254	7.06
Park Place Technologies, LLC (4)(11)	L +	5.00%	6.00%	11/10/2027	40,362	39,483	40,370	0.31
Razor Holdco, LLC (4)(10)	L +	5.75%	6.50%	10/25/2027	191,200	187,495	187,376	1.46
Red River Technology, LLC (4)(7)(11)	L +	6.00%	7.00%	5/26/2027	150,822	148,448	145,920	1.14
Sabre GLBL, Inc. (6)(9)	L +	3.50%	4.00%	12/17/2027	12,227	12,197	12,089	0.09
TierPoint, LLC (10)	L +	3.75%	4.50%	5/6/2026	19,767	19,658	19,800	0.15
Turing Holdco, Inc. (4)(6)(7)(8)	L +	6.00%	6.13%	8/3/2028	28,975	30,407	30,009	0.23
Virtusa Corp. (10)	L +	3.75%	4.50%	2/11/2028	19,367	19,370	19,452	0.15
						1,614,663	1,612,403	12.53
Leisure Products
Alterra Mountain Company (9)	L +	3.50%	4.00%	8/17/2028	4,988	5,003	4,988	0.04
Lew's Intermediate Holdings, LLC (4)(10)	L +	5.00%	5.75%	1/26/2028	26,202	25,972	26,136	0.20
Lucky Bucks, LLC (6)(10)	L +	5.50%	6.25%	7/21/2027	58,000	56,906	57,130	0.44
Recess Holdings, Inc. (11)	L +	3.75%	4.75%	9/30/2024	19,824	19,800	19,768	0.15
						107,681	108,022	0.83
Life Sciences Tools & Services
Cambrex Corp. (10)	L +	3.50%	4.25%	12/4/2026	15,136	15,199	15,169	0.12
Curia Global, Inc. (10)	L +	3.75%	4.50%	8/30/2026	32,868	32,900	32,950	0.26
LSCS Holdings, Inc. (9)	L +	4.50%	5.00%	12/16/2028	15,748	15,664	15,772	0.12
Maravai Intermediate Holdings, LLC (6)(11)	L +	3.75%	4.75%	10/19/2027	1,978	2,000	1,989	0.02
Packaging Coordinators Midco, Inc. (10)	L +	3.75%	4.50%	11/30/2027	10,694	10,683	10,707	0.08
						76,446	76,588	0.60

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC (12)	L +	5.50%	6.75%	8/1/2024	$70,120	$70,206	$68,987	0.54%
ASP Blade Holdings, Inc. (9)	L +	4.00%	4.50%	10/13/2028	5,000	4,973	5,006	0.04
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L +	5.75%	6.75%	7/21/2027	9,912	9,709	9,700	0.08
Phoenix Services Merger Sub, LLC (11)	L +	3.75%	4.75%	3/1/2025	5,938	5,917	5,907	0.05
Pro Mach Group, Inc. (7)(11)	L +	4.00%	5.00%	8/31/2028	16,527	16,505	16,614	0.13
						107,311	106,214	0.84
Marine
Armada Parent, Inc. (4)(7)(10)	L +	5.75%	6.50%	10/29/2027	227,250	222,139	221,985	1.73
Media
Altice Financing S.A. (5)(6)(8)		5.75%	5.75%	8/15/2029	994	1,004	986	0.01
Digital Media Solutions, LLC (6)(10)	L +	5.00%	5.75%	5/24/2026	32,818	32,093	32,633	0.25
McGraw-Hill Education, Inc. (9)	L +	4.75%	5.25%	7/28/2028	28,790	28,514	28,704	0.22
Radiate Holdco, LLC (10)	L +	3.25%	4.00%	9/25/2026	27,000	26,934	26,944	0.21
Terrier Media Buyer, Inc. (8)	L +	3.50%	3.60%	12/17/2026	4,697	4,697	4,681	0.04
Univision Communications, Inc. (10)	L +	3.25%	4.00%	3/15/2026	14,860	14,838	14,912	0.12
						108,079	108,860	0.85
Metals & Mining
American Rock Salt Company, LLC (10)	L +	4.00%	4.75%	6/4/2028	20,895	20,877	20,869	0.16
SCIH Salt Holdings, Inc. (10)	L +	4.00%	4.75%	3/16/2027	29,854	29,802	29,612	0.23
						50,679	50,481	0.39
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L +	6.25%	7.75%	11/26/2024	36,013	35,593	36,013	0.28
Freeport LNG Investments, LLLP (9)	L +	3.50%	4.00%	12/21/2028	4,230	4,190	4,195	0.03
Lucid Energy Group II Borrower, LLC (6)(10)	L +	4.25%	5.00%	11/24/2028	14,988	14,839	14,830	0.12
						54,622	55,038	0.43
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L +	5.50%	6.25%	11/12/2027	115,420	112,583	112,517	0.88
Pharmaceuticals
ANI Pharmaceuticals, Inc. (6)(10)	L +	6.00%	6.75%	4/27/2028	38,680	37,831	38,857	0.30
Jazz Pharmaceuticals, Inc. (6)(9)	L +	3.50%	4.00%	4/21/2028	5,985	5,957	6,015	0.05
Sharp Midco, LLC (4)(9)	L +	4.00%	4.50%	12/14/2028	5,323	5,309	5,329	0.04
						49,097	50,201	0.39

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC (4)(10)	L +	5.25%	6.00%	3/1/2028	$164,239	$162,776	$163,418	1.27%
Aqgen Island Holdings, Inc. (9)	L +	3.50%	4.00%	5/20/2028	34,000	33,854	33,915	0.26
Armor Holdco, Inc. (6)(9)	L +	4.50%	5.00%	12/11/2028	3,636	3,600	3,653	0.03
Ascend Performance Materials Operations, LLC (10)	L +	4.75%	5.50%	8/27/2026	4,962	5,034	4,998	0.04
BMC Acquisition, Inc. (11)	L +	5.25%	6.25%	12/28/2024	4,717	4,704	4,699	0.04
BPPH2 Limited (4)(6)(8)	S +	6.75%	6.92%	3/2/2028	40,700	54,988	55,653	0.43
Camelot US Acquisition, LLC (5)(6)(11)	L +	3.00%	4.00%	10/30/2026	4,950	4,967	4,953	0.04
Cast & Crew Payroll, LLC (8)	L +	3.50%	3.60%	2/9/2026	1,985	1,965	1,987	0.02
Cast & Crew Payroll, LLC (9)	L +	3.75%	4.25%	12/9/2028	5,000	4,988	5,009	0.04
CFGI Holdings, LLC (4)(6)(7)(10)	L +	5.25%	6.00%	11/1/2027	145,825	142,379	142,282	1.11
Claims Automation Intermediate 2, LLC (4)(7)(10)	L +	4.75%	5.50%	12/16/2027	45,833	43,702	43,686	0.34
Clearview Buyer, Inc. (4)(7)(10)	L +	5.25%	6.00%	8/26/2027	156,053	152,720	152,520	1.19
Deerfield Dakota Holding, LLC (11)	L +	3.75%	4.75%	4/9/2027	21,998	22,078	22,051	0.17
Emerald US, Inc. (6)(8)	L +	3.25%	3.47%	7/12/2028	3,929	3,925	3,912	0.03
Guidehouse LLP (4)(7)(10)	L +	5.50%	6.25%	10/16/2028	1,210,823	1,199,067	1,198,715	9.33
HIG Orca Acquisition Holdings, Inc. (4)(7)(11)	L +	6.00%	7.00%	8/17/2027	100,569	98,500	98,282	0.76
IG Investments Holdings, LLC (4)(7)(10)	L +	6.00%	6.75%	9/22/2028	596,565	584,680	592,797	4.61
Inmar, Inc. (11)	L +	4.00%	5.00%	5/1/2024	16,004	15,992	16,012	0.12
Kaufman Hall & Associates, LLC (4)(7)(10)	L +	5.50%	6.25%	12/14/2028	78,000	76,254	76,242	0.59
Kwor Acquisition, Inc. (4)(7)(10)	L +	5.25%	6.00%	12/22/2028	89,024	87,530	87,524	0.68
Material Holdings, LLC (4)(7)(10)	L +	5.75%	6.50%	8/19/2027	246,741	241,860	241,539	1.88
Minotaur Acquisition, Inc. (8)	L +	4.75%	4.85%	3/27/2026	18,566	18,560	18,496	0.14
National Intergovernmental Purchasing Alliance Co. (8)	L +	3.50%	3.72%	5/23/2025	5,032	5,010	5,009	0.04
Sherlock Buyer Corp. (4)(7)(8)	L +	5.75%	5.75%	12/8/2028	34,551	33,668	33,660	0.26
Trans Union, LLC (9)	L +	2.25%	2.75%	12/1/2028	8,119	8,098	8,108	0.06
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L +	5.25%	6.00%	6/29/2027	147,943	144,779	144,486	1.12
Trinity Partners Holdings, LLC (4)(7)(10)	L +	5.75%	6.50%	12/21/2028	367,966	359,553	359,517	2.80
VT Topco, Inc. (7)(10)	L +	3.75%	4.50%	8/1/2025	14,552	14,469	14,556	0.11
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	6.25%	11/8/2028	735,429	721,023	720,229	5.60
						4,250,725	4,257,909	33.11
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L +	5.75%	6.75%	5/26/2027	135,721	132,398	135,243	1.05
McCarthy & Stone PLC (5)(6)(8)		7.00%	7.00%	12/16/2025	£20,000	28,004	26,936	0.21
Progress Residential PM Holdings, LLC (4)(7)(10)	L +	6.25%	7.00%	2/16/2028	70,324	68,756	71,027	0.55
						229,158	233,206	1.81
Road & Rail
Gruden Acquisition, Inc. (4)(7)(11)	L +	5.25%	6.25%	7/1/2028	78,593	76,447	76,286	0.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software
2U, Inc. (6)(10)	L +	5.75%	6.50%	11/30/2024	$76,224	$75,188	$76,033	0.59%
Apex Group Treasury, LLC (6)(9)	L +	3.75%	4.25%	7/27/2028	18,393	18,341	18,387	0.14
Apttus Corp. (10)	L +	4.25%	5.00%	4/27/2028	13,467	13,475	13,517	0.11
AxiomSL Group, Inc. (4)(7)(11)	L +	6.00%	7.00%	12/3/2027	79,013	77,385	77,203	0.60
Belfor Holdings, Inc. (4)(8)	L +	3.75%	3.85%	4/6/2026	4,962	4,980	4,974	0.04
Boxer Parent Company, Inc. (8)	L +	3.75%	3.97%	10/2/2025	11,997	11,996	11,937	0.09
Brave Parent Holdings, Inc. (8)	L +	4.00%	4.10%	4/18/2025	2,977	2,978	2,976	0.02
Byjus Alpha, Inc. (6)(10)	L +	5.50%	6.25%	11/5/2026	50,000	49,229	50,729	0.39
Cloudera, Inc. (9)	L +	3.75%	4.25%	8/9/2028	23,556	23,328	23,523	0.18
Connatix Buyer, Inc. (4)(7)(10)	L +	5.50%	6.25%	7/14/2027	113,154	110,466	110,238	0.86
CoreLogic, Inc. (9)	L +	3.50%	4.00%	6/2/2028	14,529	14,480	14,536	0.11
Cornerstone OnDemand, Inc. (9)	L +	3.75%	4.25%	10/16/2028	9,836	9,788	9,820	0.08
Delta Topco, Inc. (10)	L +	3.75%	4.50%	12/1/2027	22,388	22,475	22,440	0.17
Diligent Corporation (4)(11)	L +	5.75%	6.75%	8/4/2025	89,325	88,292	88,655	0.69
ECI Macola Max Holding, LLC (6)(10)	L +	3.75%	4.50%	11/9/2027	30,011	30,072	30,063	0.23
EP Purchaser, LLC (9)	L +	3.50%	4.00%	11/6/2028	6,947	6,918	6,959	0.05
Epicor Software Corp. (10)	L +	3.25%	4.00%	7/30/2027	9,037	9,060	9,041	0.07
Episerver, Inc. (4)(7)(11)	L +	5.50%	6.50%	4/9/2026	25,356	24,884	24,765	0.19
Experity, Inc. (4)(7)(10)	L +	5.50%	6.25%	7/22/2027	76,743	75,165	75,038	0.58
Flexera Software, LLC (10)	L +	3.75%	4.50%	1/26/2028	16,393	16,426	16,425	0.13
GI Consilio Parent, LLC (7)(9)	L +	4.00%	4.50%	4/30/2028	19,192	18,478	19,016	0.15
Gigamon Inc. (10)	L +	3.75%	4.50%	12/27/2024	22,565	22,603	22,610	0.18
GovernmentJobs.com, Inc. (4)(6)(7)(10)	L +	5.50%	6.25%	12/1/2028	145,966	142,065	142,025	1.10
GraphPAD Software, LLC (4)(7)(11)	L +	5.50%	6.50%	4/27/2027	35,804	35,270	35,318	0.27
Greeneden U.S. Holdings II, LLC (10)	L +	4.00%	4.75%	12/1/2027	34,775	34,908	34,938	0.27
HS Purchaser, LLC (10)	L +	4.00%	4.75%	11/19/2026	30,955	30,988	30,909	0.24
Hyland Software, Inc. (10)	L +	3.50%	4.25%	7/1/2024	23,314	23,362	23,431	0.18
Idera, Inc. (10)	L +	3.75%	4.50%	2/4/2028	41,607	41,506	41,626	0.32
Imperva, Inc. (11)	L +	4.00%	5.00%	1/12/2026	19,317	19,404	19,316	0.15
Imprivata, Inc. (9)	L +	3.50%	4.00%	12/1/2027	3,980	3,992	3,982	0.03
ION Trading Finance Ltd. (6)(8)	L +	4.75%	4.97%	3/26/2028	18,310	18,305	18,381	0.14
Ivanti Software, Inc. (10)	L +	4.00%	4.75%	12/1/2027	3,993	3,985	3,979	0.03
Ivanti Software, Inc. (11)	L +	4.75%	5.75%	12/1/2027	14,357	14,328	14,397	0.11
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	7.50%	2/8/2026	118,976	116,974	117,786	0.92
MA FinanceCom, LLC (6)(11)	L +	4.25%	5.25%	6/5/2025	4,936	4,999	5,013	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc. (4)(7)(9)	L +	3.75%	4.25%	7/6/2028	$78,300	$77,094	$77,018	0.60%
Maverick Acquisition, Inc. (4)(5)(7)(11)	L +	6.00%	7.00%	6/1/2027	49,180	48,049	48,526	0.38
Maverick Acquisition, Inc. (5)(10)	L +	3.75%	4.50%	4/28/2028	17,000	16,922	17,032	0.13
Medallia, Inc. (4)(6)(10)	L +	6.75% PIK	7.50%	10/29/2028	677,068	663,808	663,527	5.16
Mic Glen, LLC (9)	L +	3.50%	4.00%	7/21/2028	4,011	3,991	3,990	0.03
Mobileum, Inc. (4)(11)	L +	4.75%	5.75%	8/12/2024	48,574	48,059	48,387	0.38
Monk Holding Co. (4)(7)(10)	L +	5.75%	6.50%	12/1/2027	92,268	89,502	89,533	0.70
MRI Software, LLC (7)(11)	L +	5.50%	6.50%	2/10/2026	13,261	13,185	13,244	0.10
Nintex Topco Limited (4)(6)(10)	L +	5.75%	6.50%	11/13/2028	655,025	642,181	641,925	4.99
Paya Holdings III, LLC (4)(5)(6)(7)(10)	L +	3.25%	4.00%	6/16/2028	9,476	9,314	9,433	0.07
Perforce Software, Inc. (8)	L +	3.75%	3.85%	7/1/2026	11,681	11,674	11,608	0.09
Project Alpha Intermediate Holding, Inc. (8)	L +	4.00%	4.11%	4/26/2024	23,781	23,846	23,848	0.19
Project Leopard Holdings, Inc. (11)	L +	4.75%	5.75%	7/7/2024	25,787	25,843	25,851	0.20
Quest Software US Holdings, Inc. (6)(8)	L +	4.25%	4.38%	5/16/2025	26,966	26,950	26,976	0.21
Relativity ODA, LLC (4)(7)(11)	L +	7.50% PIK	8.50%	5/12/2027	44,197	43,150	43,460	0.34
Rocket Software, Inc. (8)	L +	4.25%	4.35%	11/28/2025	14,840	14,864	14,780	0.11
Rocket Software, Inc. (9)	L +	4.25%	4.75%	11/28/2025	8,292	8,106	8,293	0.06
S2P Acquisition Borrower, Inc. (6)(8)	L +	4.00%	4.10%	8/14/2026	2,970	2,979	2,971	0.02
Sovos Compliance, LLC (6)(7)(9)	L +	4.50%	5.00%	7/29/2028	12,567	12,537	12,623	0.10
SpecialtyCare, Inc. (4)(7)(11)	L +	5.75%	6.75%	6/18/2028	69,276	67,114	67,858	0.53
Spitfire Parent, Inc. (4)(7)(11)	L +	5.50%	6.50%	3/11/2027	106,399	104,361	105,197	0.82
Spitfire Parent, Inc. (4)(11)	L +	5.50%	6.50%	3/11/2027	€19,403	23,040	21,844	0.17
Stamps.com, Inc. (4)(10)	L +	5.75%	6.50%	10/5/2028	860,712	844,090	843,498	6.56
Stamps.com, Inc. (4)(10)	L +	5.75%	6.50%	10/5/2028	10,123	9,922	9,921	0.08
Surf Holdings, LLC (6)(8)	L +	3.50%	3.69%	3/5/2027	6,445	6,449	6,404	0.05
Tegra118 Wealth Solutions, Inc. (8)	L +	4.00%	4.16%	2/18/2027	3,960	3,986	3,967	0.03
The NPD Group L.P. (4)(6)(7)(10)	L +	6.00%	6.75%	12/1/2028	694,734	678,130	677,922	5.27
The Ultimate Software Group, Inc. (9)	L +	3.25%	3.75%	5/4/2026	26,777	26,777	26,682	0.21
Triple Lift, Inc. (4)(7)(10)	L +	5.75%	6.50%	5/6/2028	90,545	88,645	89,354	0.70
University Support Services, LLC (9)	L +	3.25%	3.75%	7/17/2025	10,000	9,950	9,972	0.08
Veritas US, Inc. (6)(11)	L +	5.00%	6.00%	9/1/2025	21,534	21,699	21,561	0.17
Virgin Pulse, Inc. (10)	L +	4.00%	4.75%	4/6/2028	42,447	42,066	41,987	0.33
Vision Solutions, Inc. (10)	L +	4.00%	4.75%	3/4/2028	36,178	36,013	36,178	0.28
						4,960,390	4,965,354	38.59

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.21%	7.21%	5/3/2026	$36,866	$36,233	$36,405	0.28%
EG America, LLC (6)(9)	L +	4.25%	4.75%	3/10/2026	14,993	14,919	15,115	0.12
Petco Health & Wellness Co, Inc. (10)	L +	3.25%	4.00%	2/24/2028	4,899	4,887	4,899	0.04
PetSmart, Inc. (5)(10)	L +	3.75%	4.50%	2/11/2028	3,287	3,258	3,296	0.03
Runner Buyer, Inc. (10)	L +	5.50%	6.25%	10/20/2028	80,000	78,419	79,200	0.62
						137,715	138,916	1.09
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (8)	L +	5.00%	5.13%	5/1/2024	14,955	14,918	15,001	0.12
Lytx, Inc. (4)(11)	L +	6.75%	7.75%	2/28/2026	46,363	46,453	46,132	0.36
						61,370	61,133	0.48
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC (11)	L +	7.00%	8.00%	6/30/2027	26,831	26,204	26,429	0.21
S&S Holdings, LLC (9)	L +	5.00%	5.50%	3/4/2028	6,507	6,335	6,517	0.05
						32,540	32,946	0.26
Trading Companies & Distributors
Foundation Building Materials, Inc. (9)	L +	3.25%	3.75%	2/3/2028	4,975	4,956	4,947	0.04
LBM Acquisition, LLC (10)	L +	3.75%	4.50%	12/17/2027	34,953	34,839	34,694	0.27
Park River Holdings, Inc. (10)	L +	3.25%	4.00%	12/28/2027	35,482	34,625	35,205	0.27
Porcelain Acquisition Corp. (4)(7)(11)	L +	6.00%	7.00%	4/30/2027	71,334	68,594	68,732	0.53
Specialty Building Products Holdings, LLC (6)(9)	L +	3.75%	4.25%	10/15/2028	10,263	10,213	10,254	0.08
SRS Distribution, Inc. (9)	L +	3.75%	4.25%	6/4/2028	28,159	28,044	28,137	0.22
The Cook & Boardman Group, LLC (11)	L +	5.75%	6.75%	10/17/2025	68,817	67,235	67,131	0.52
						248,506	249,099	1.93
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc. (10)	L +	4.75%	5.50%	3/31/2028	48,956	48,202	49,018	0.38
Atlas CC Acquisition Corp. (7)(10)	L +	4.25%	5.00%	4/28/2028	47,568	45,497	47,581	0.37
Capstone Logistics, LLC (7)(11)	L +	4.75%	5.75%	11/12/2027	22,459	22,524	22,511	0.18
First Student Bidco, Inc. (6)(9)	L +	3.00%	3.50%	7/21/2028	5,000	4,976	4,985	0.04
Frontline Road Safety, LLC (4)(7)(10)	L +	5.75%	6.50%	5/3/2027	136,605	134,176	131,482	1.02
Helix TS, LLC (4)(7)(10)	L +	5.75%	6.50%	8/4/2027	108,579	106,542	106,407	0.83
Liquid Tech Solutions Holdings, LLC (4)(10)	L +	4.75%	5.50%	3/19/2028	19,288	19,200	19,288	0.15
Roadsafe Holdings, Inc. (4)(7)(11)	L +	5.75%	6.75%	10/19/2027	90,519	88,772	89,465	0.70
Safety Borrower Holdings LP (4)(7)(11)	L +	5.75%	6.75%	9/1/2027	37,754	37,326	37,301	0.29
Sam Holding Co, Inc. (4)(7)(11)	L +	5.50%	6.50%	9/24/2027	153,220	149,468	149,290	1.16
Spireon, Inc. (4)(11)	L +	6.50%	7.50%	10/4/2024	42,624	42,624	42,624	0.33
TRP Infrastructure Services, LLC (4)(7)(11)	L +	5.50%	6.50%	7/9/2027	73,699	72,223	72,094	0.56
						771,529	772,045	6.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	L +	3.75%	4.50%	12/17/2027		$28,831	$28,965	$28,898	0.22%
Total First Lien Debt							28,076,107	28,143,451	218.93%
Second Lien Debt
Aerospace & Defense
Peraton Corp. (10)	L +	7.75%	8.50%	2/26/2029	50,000		49,310	50,813	0.40
Air Freight & Logistics
The Kenan Advantage Group, Inc. (4)(10)	L +	7.25%	8.00%	9/1/2027	33,015		32,355	32,974	0.26
Wwex Uni Topco Holdings, LLC (10)	L +	7.00%	7.75%	7/26/2029	33,000		32,544	33,144	0.26
							64,898	66,118	0.52
Chemicals
NIC Acquisition Corp. (10)	L +	7.75%	8.50%	12/29/2028	31,500		31,081	31,106	0.24
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc. (10)	L +	6.75%	7.50%	3/18/2029	29,464		29,331	29,538	0.23
USIC Holdings, Inc. (5)(10)	L +	6.50%	7.25%	5/7/2029	6,042		5,984	6,104	0.05
							35,314	35,641	0.28
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(11)	L +	8.75%	9.75%	12/31/2028	43,277		42,496	43,277	0.34
Thermostat Purchaser III, Inc. (4)(7)(10)	L +	7.25%	8.00%	8/24/2029	32,725		32,215	32,438	0.25
							74,711	75,714	0.59
Diversified Consumer Services
Pre-Paid Legal Services, Inc. (9)	L +	7.00%	7.50%	12/7/2029	25,000		24,750	24,985	0.19
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(6)(8)		8.50%	8.50%	4/15/2029	CAD	15,800	12,408	12,468	0.10
CD&R Artemis UK Bidco Ltd. (4)(6)(8)	S +	7.50%	7.50%	8/19/2029	GBP	80,340	101,796	100,908	0.78
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	9.75%	10/15/2027	29,372		28,840	29,005	0.23
							143,044	142,381	1.11
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	7.50%	11/1/2029	71,576		70,905	70,860	0.55
Insurance
Jones Deslauriers Insurance Management, Inc. (6)(7)(9)	C +	7.50%	8.00%	3/26/2029	CAD	30,259	23,498	24,296	0.19
IT Services
Dcert Buyer, Inc. (8)	L +	7.00%	7.10%	2/16/2029	44,277		44,381	44,462	0.35
Inovalon Holdings, Inc. (4)(5)(10)	L +	10.50% PIK	11.25%	11/24/2033	82,638		80,180	80,159	0.62
							124,562	124,621	0.97

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L +	6.50%	7.25%	8/31/2029	$83,824	$82,217	$82,147	0.64%
LSCS Holdings, Inc. (9)	L +	8.00%	8.50%	11/30/2029	40,000	39,401	39,900	0.31
Phoenix Newco, Inc. (4)(9)	L +	6.50%	7.00%	11/15/2029	90,000	88,171	88,200	0.69
						209,789	210,247	1.64
Pharmaceuticals
Sharp Midco, LLC (4)(5)(9)	L +	7.25%	7.75%	12/31/2029	31,500	30,713	30,713	0.24
Professional Services
Aqgen Island Holdings, Inc. (5)(9)	L +	6.50%	7.00%	5/4/2029	28,238	27,969	28,388	0.22
Deerfield Dakota Holding, LLC (10)	L +	6.75%	7.50%	4/7/2028	19,650	19,561	20,080	0.16
VT Topco, Inc. (4)(10)	L +	6.75%	7.50%	7/31/2026	25,000	24,827	25,125	0.20
						72,358	73,593	0.58
Software
Apex Group Treasury, LLC (4)(6)(9)	L +	6.75%	7.25%	7/27/2029	20,000	19,809	20,300	0.16
Celestial Saturn Parent, Inc. (9)	L +	6.50%	7.00%	4/13/2029	113,488	112,432	114,837	0.89
Cloudera, Inc. (9)	L +	6.00%	6.50%	8/9/2029	58,000	57,714	58,145	0.45
HS Purchaser, LLC (10)	L +	6.75%	7.50%	11/19/2027	71,000	71,128	71,030	0.55
Idera, Inc. (4)(10)	L +	6.75%	7.50%	2/4/2029	30,331	30,229	30,407	0.24
Mandolin Technology Intermediate Holdings, Inc. (4)(9)	L +	6.50%	7.00%	7/6/2029	31,950	31,529	31,471	0.24
Maverick Acquisition, Inc. (4)(10)	L +	6.75%	7.50%	4/28/2029	17,000	16,922	17,085	0.13
Mic Glen, LLC (9)	L +	6.75%	7.25%	6/22/2029	19,000	18,941	19,079	0.15
Proofpoint, Inc. (5)(9)	L +	6.25%	6.75%	6/8/2029	95,000	94,541	96,306	0.75
Quest Software US Holdings, Inc. (5)(6)(8)	L +	8.25%	8.38%	5/18/2026	11,098	11,103	11,113	0.09
Symphony Technology Group (10)	L +	8.25%	9.00%	5/3/2029	81,667	80,397	81,335	0.63
Virgin Pulse, Inc. (4)(10)	L +	7.25%	8.00%	3/30/2029	29,000	28,835	28,746	0.22
Vision Solutions, Inc. (5)(10)	L +	7.25%	8.00%	3/4/2029	107,950	107,130	108,119	0.84
						680,709	687,973	5.34
Trading Companies & Distributors
Icebox Holdco III, Inc. (9)	L +	6.75%	7.25%	12/16/2029	22,500	22,275	22,599	0.18
Transportation Infrastructure
Atlas CC Acquisition Corp. (4)(5)(10)	L +	7.63%	8.38%	5/25/2029	44,520	43,903	43,852	0.34
Drive Chassis Holdco, LLC (8)	L +	6.75%	6.87%	4/10/2026	97,751	97,837	98,362	0.77
						141,740	142,214	1.11
Total Second Lien Debt						1,799,656	1,813,872	14.11

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	10/23/2034	$3,000	$3,000	$2,971	0.02%
AIMCO CLO Series 2015-A (5)(6)(8)	L +	6.60%	6.72%	10/17/2034	7,450	7,450	7,441	0.06
Apidos CLO XXXIII (5)(6)(8)	L +	6.35%	6.57%	10/24/2034	5,000	4,951	4,972	0.04
Apidos CLO XXXVI, LLC (4)(5)(6)(8)	L +	5.95%	6.14%	7/20/2034	8,500	8,500	8,424	0.07
Ares LXI CLO, Ltd. (4)(5)(6)(8)	L +	6.25%	6.47%	10/20/2034	7,750	7,750	7,749	0.06
Ares LXII CLO, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	1/25/2034	9,000	9,000	8,998	0.07
Ares XXVII CLO, Ltd. (5)(6)(8)	L +	6.75%	6.88%	10/20/2034	7,000	6,931	6,964	0.05
Balboa Bay Loan Funding 2021-2, Ltd. (4)(5)(6)(8)	L +	6.60%	6.77%	1/20/2035	7,000	6,930	6,965	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L +	6.25%	6.41%	7/15/2034	6,000	6,000	5,999	0.05
Barings CLO, Ltd. (4)(5)(6)(8)	L +	6.65%	6.65%	1/18/2035	7,200	7,200	7,200	0.06
Benefit Street Partners CLO XXI (4)(5)(6)(8)	L +	6.75%	6.92%	7/15/2034	9,500	9,469	9,411	0.07
Carlyle US CLO 2020-1, Ltd. (4)(5)(6)(8)	L +	6.25%	6.38%	7/20/2034	7,000	7,000	6,859	0.05
Carval CLO V-C, LTD. (4)(5)(6)(8)	L +	6.75%	6.75%	10/15/2034	8,000	7,920	7,920	0.06
CIFC Funding 2019-III, Ltd. (4)(5)(6)(8)	L +	6.80%	6.98%	10/16/2034	8,000	8,000	7,991	0.06
Dryden 95 CLO, Ltd. (4)(5)(6)(8)	L +	6.15%	6.35%	8/20/2034	8,000	8,000	7,955	0.06
Elmwood CLO III, Ltd. (4)(5)(6)(8)	L +	6.50%	6.62%	10/20/2034	3,500	3,500	3,481	0.03
Elmwood CLO VI, Ltd. (5)(6)(8)	L +	6.50%	6.62%	10/20/2034	4,000	4,000	3,978	0.03
Flatiron RR CLO 22, LLC (5)(6)(8)	L +	6.20%	6.34%	10/15/2034	5,000	5,000	4,957	0.04
Fort Washington CLO 2021-2, Ltd. (4)(5)(6)(8)	L +	6.61%	6.81%	10/20/2034	12,000	11,883	11,808	0.09
Galaxy XXV CLO, Ltd. (4)(5)(6)(8)	L +	5.95%	6.16%	10/25/2031	4,000	3,943	3,966	0.03
Goldentree Loan Management US Clo 8 Ltd. (4)(5)(6)(8)	L +	6.15%	6.32%	10/20/2034	6,200	6,200	6,122	0.05
Gulf Stream Meridian 5, Ltd. (4)(5)(6)(8)	L +	6.33%	6.45%	7/15/2034	3,500	3,487	3,475	0.03
Halseypoint Clo 5, Ltd. (4)(5)(6)(8)	L +	6.95%	6.95%	1/30/2035	9,500	9,310	9,310	0.07
Jamestown CLO XIV, Ltd. (5)(6)(8)	L +	7.20%	7.33%	10/20/2034	10,000	9,802	9,851	0.08
Kayne CLO III, Ltd. (4)(5)(6)(8)	L +	6.50%	6.62%	4/15/2032	5,000	5,009	4,998	0.04
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. (5)(6)(8)	L +	6.75%	6.90%	10/20/2034	6,500	6,500	6,493	0.05
Neuberger Berman Loan Advisers CLO 38, Ltd. (5)(6)(8)	L +	6.25%	6.38%	10/20/2035	11,000	11,000	10,906	0.08
OCP CLO 2021-22, Ltd. (4)(5)(6)(8)	L +	6.60%	6.77%	12/2/2034	7,500	7,500	7,500	0.06
Octagon Investment Partners 41, Ltd. (5)(6)(8)	L +	7.13%	7.25%	10/15/2033	5,000	4,976	4,988	0.04
Palmer Square CLO 2019-1, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	11/14/2034	12,000	12,000	12,000	0.09
Post CLO 2021-1, Ltd. (4)(5)(6)(8)	L +	6.45%	6.65%	10/15/2034	6,000	6,000	6,000	0.05
PPM CLO 2, Ltd. (4)(5)(6)(8)	L +	6.55%	6.67%	4/16/2032	5,000	5,008	4,976	0.04
PPM CLO 4, Ltd. (5)(6)(8)	L +	6.50%	6.62%	10/18/2034	8,775	8,775	8,753	0.07
PPM CLO 5, Ltd. (5)(6)(8)	L +	6.50%	6.63%	10/18/2034	4,800	4,800	4,788	0.04
Rad CLO 14, Ltd. (4)(5)(6)(8)	L +	6.50%	6.50%	1/15/2035	6,750	6,750	6,750	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Rockford Tower CLO 2021-3, Ltd. (5)(6)(8)	L +	6.72%	6.85%	10/20/2034	$4,000	$3,941	$3,942	0.03%
RR 19, Ltd. (5)(6)(8)	L +	6.50%	6.65%	10/15/2035	3,000	3,000	2,985	0.02
Sound Point CLO XXVII, Ltd. (4)(5)(6)(8)	L +	6.56%	6.69%	10/25/2034	6,900	6,764	6,672	0.05
Trestles Clo IV, Ltd. (4)(5)(6)(8)	L +	6.25%	6.40%	7/21/2034	8,000	8,000	8,000	0.06
Vibrant CLO XII, Ltd. (4)(5)(6)(8)	L +	7.11%	7.33%	1/20/2034	2,875	2,849	2,847	0.02
Vibrant CLO XIII, Ltd. (4)(5)(6)(8)	L +	7.06%	7.23%	7/15/2034	6,250	6,190	6,202	0.05
Voya CLO 2019-4, Ltd. (4)(5)(6)(8)	L +	6.71%	6.71%	1/15/2035	8,250	8,085	8,085	0.06
Voya CLO 2020-2, Ltd. (4)(5)(6)(8)	L +	6.40%	6.52%	7/19/2034	5,000	4,901	4,959	0.04
Total Structured Finance Obligations						287,275	286,610	2.23
Unsecured Debt
IT Services
Endurance International Group Holdings, Inc. (5)(8)	6.00%		6.00%	2/15/2029	6,272	6,061	5,842	0.05
Total Unsecured Debt						6,061	5,842	0.05
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)					52,143	125	233	0.00
Loar Acquisition 13, LLC - Common Units (4)					2,890,586	4,336	4,885	0.04
						4,461	5,118	0.04
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)					1,674	1,674	1,802	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)					1,076,923	1,077	1,938	0.02
						2,751	3,741	0.03
Distributors
Box Co-Invest Blocker, LLC (4)					3,308,320	3,308	3,308	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)					29,194,330	28,735	33,787	0.26
Deneb Ultimate Topco, LLC - Class A Units (4)					4,060	4,060	4,060	0.03
						32,795	37,846	0.29
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)					12,870	10,915	10,915	0.08
Point Broadband Holdings, LLC - Class B Units (4)					685,760	1,955	1,954	0.02
						12,870	12,869	0.10
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)					4,500	4,500	4,500	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Providers & Services
CD&R Artemis Holdco 2 Limited - Preferred Shares (4)(6)				33,000,000	$43,662	$44,916	0.35%
CD&R Ulysses Equity Holdings, L.P. - Common Shares (4)(6)				6,000,000	6,090	6,120	0.05
Jayhawk Holdings, LP - A-1 Common Units (4)				12,472	2,220	3,279	0.03
Jayhawk Holdings, LP - A-2 Common Units (4)				6,716	1,195	1,766	0.01
					53,167	56,080	0.44
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				25,687,196	25,687	25,687	0.20
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				54,010	52,935	55,230	0.43
OHCP V TC COI, LP. - LP Interest (4)				6,500,000	6,500	6,500	0.05
					59,435	61,730	0.48
Software
Connatix Parent, LLC - Class L Common Units (4)				126,136	1,388	1,388	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)(6)				45,090	43,963	44,327	0.34
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				31,950,000	30,992	32,417	0.25
					76,342	78,131	0.60
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest (4)				34,238	33,725	35,950	0.28
Frontline Road Safety Investments, LLC - Class A Common Units (4)				41,304	4,363	3,942	0.03
Ncp Helix Holdings, LLC. - Preferred Shares (4)				1,485,282	1,116	1,192	0.01
					39,204	41,084	0.32
Total Equity Investments					314,520	330,095	2.57
Total Investments - non-controlled/non-affiliated					30,483,619	30,579,871	237.89
Investments — non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)					583	1,614	0.01
Total Equity					583	1,614	0.01
Total Investments — non-controlled/affiliated					583	1,614	0.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	% of Net Assets
Investments—controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest (4)(5)(6)					$212,400	$212,400	1.65%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)					1,421	1,809	0.01
Total Equity					213,821	214,209	1.66
Total Investments — controlled/affiliated					213,821	214,209	1.66
Total Investment Portfolio					30,698,023	30,795,693	239.57
Cash and Cash Equivalents
Other Cash and Cash Equivalents					617,986	617,986	4.81
Total Portfolio Investments, Cash and Cash Equivalents					$31,316,009	$31,413,679	244.38%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$74,169	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(215)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	4,642	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	12/13/2023	2,003	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	11,026	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	41,129	—
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	22,500	(225)
Armada Parent, Inc.	Revolver	10/29/2027	24,750	—
Ascend Buyer, LLC	Revolver	9/30/2027	6,467	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	$14,403	$—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	18,518	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(110)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(120)
Barbri , Inc.	Delayed Draw Term Loan	4/28/2023	22,662	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	57,432	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	26,865	(269)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	8,795	(166)
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	3,581	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	1,350	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	91,739	(917)
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Claims Automation Intermediate 2, LLC	Revolver	12/16/2027	27,271	(545)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	4,043	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	7,664	—
Corfin Holdings, Inc.	Delayed Draw Term Loan	3/27/2022	40,892	—
CPI Holdco, LLC	Delayed Draw Term Loan	5/1/2023	78,721	—
CPI Holdco, LLC	Revolver	11/1/2026	28,928	(579)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	51,930	(478)
Cumming Group, Inc.	Revolver	5/26/2027	21,499	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	5,850	—
Dominion Colour Corporation	Delayed Draw Term Loan	5/6/2027	7,649	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	—
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	11/22/2023	114,384	—
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(153)
Episerver, Inc.	Revolver	4/9/2026	3,833	(57)
Experity, Inc.	Revolver	7/22/2027	8,532	(171)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2023	57,125	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2023	8,430	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	5,129	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	39,526	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	3,958	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(42)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	67,500	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	5/1/2023	5,911	—
GI Consilio Parent, LLC	Revolver	5/14/2026	6,300	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/29/2023	18,000	(180)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	(216)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	50,861	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	$19,764	$(395)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	—
Great Day Improvements, LLC	Revolver	12/28/2027	38,271	(765)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	10,283	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	9,000	(225)
Guidehouse LLP	Revolver	10/15/2027	95,825	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	49,261	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	18,629	(186)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	4,442	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	6,636	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
IG Investments Holdings, LLC	Revolver	9/22/2027	22,414	—
Inovalon Holdings, Inc	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	7,318	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	7/9/2023	73,250	(549)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	94,266	(943)
Java Buyer, Inc.	Revolver	12/15/2027	27,134	(543)
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	12,385	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	1,943	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	19,840	(198)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	18,452	(185)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	6,824	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	10,688	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	10,976	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	36,794	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	10,800	(108)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	26,764	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	31,793	—
Material Holdings, LLC	Revolver	8/17/2027	13,353	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	16,185	—
Metis Buyer, Inc.	Revolver	5/4/2026	4,725	—
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	509	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	(16)
Mobileum, Inc.	Delayed Draw Term Loan	8/12/2024	26,377	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	42,074	—
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	8,316	—
MRI Software, LLC	Revolver	2/10/2026	673	—
National Mentor Holdings, Inc.	Delayed Draw Term Loan	2/18/2028	777	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	122,548	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,211	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	3/30/2023	2,950	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	30,494	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	—
Peak Utility Services Group, Inc.	Delayed Draw Term Loan	12/6/2028	7,200	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	$24,646	$(246)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(47)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	73,003	(913)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	33,940	(997)
Pro Mach Group, Inc.	Delayed Draw Term Loan	8/31/2028	2,079	—
Prodege International Holdings, LLC	Delayed Draw Term Loan	12/15/2022	144,262	(1,443)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	25,460	—
Profile Products, LLC	Revolver	11/12/2027	16,973	(339)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	9,016	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	5,686	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	29,219	—
Radwell International, LLC	Revolver	7/13/2027	34,375	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Reverb Buyer, Inc.	Delayed Draw Term Loan	11/1/2028	1,637	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2022	14,867	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	25,904	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	8,390	—
Safety Borrower Holdings LP	Revolver	9/1/2027	3,356	(34)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	44,400	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(480)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	15,200	(228)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	4,080	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/5/2024	58,933	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/1/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	—
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	68,380	—
Smile Doctors, LLC	Revolver	12/21/2027	49,461	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	129,000	—
Sovos Compliance, LLC	Delayed Draw Term Loan	8/11/2028	2,170	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	7,139	(18)
SpecialtyCare, Inc.	Revolver	6/18/2026	5,935	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	13,833	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	45,312	(453)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	22,501	(450)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	6,519	—
Tennessee Bidco Limited	Delayed Draw Term Loan	8/3/2028	102,901	—
The Action Environmental Group, Inc	Delayed Draw Term Loan	1/16/2026	8,518	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	2/5/2023	65,222	—
The NPD Group L.P.	Revolver	12/1/2027	52,471	(487)
Therapy Brands Holdings, LLC	Delayed Draw Term Loan	5/18/2028	1,627	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	7,481	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	—
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	—
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	597	—

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	$44,729	$—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	2,556	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	109,037	(1,090)
Triple Lift, Inc.	Revolver	5/6/2028	14,295	(286)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	13,977	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	1/7/2022	49,353	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(259)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	2,553	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	37,932	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	12,486	(250)
Specialty Lending Company LLC	LLC Interest		102,600	—
Total Unfunded Commitments			$4,870,500	$(22,301)

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

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2021	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$—	$583	$—	$1,031	$1,614	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	—	212,400	—	—	212,400	1,800
GSO DL Co-Invest CI LP	—	1,421	—	388	1,809	—
Total	$—	$214,404	$—	$1,419	$215,823	$1,800
ADDITIONAL INFORMATION

Foreign currency forward contract

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	423,000	EUR	374,000	2/22/2022	$3,952

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the  rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisers LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its "Credit & Insurance" reporting segment.
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
The Company offers on a continuous basis up to $36.5 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company offers to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its Common Shares.
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
The year ended December 31, 2021, represents the period from January 7, 2021 (commencement of operations) to December 31, 2021.

Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
Certain prior period information has been reclassified to conform to the current period presentation.
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
As of December 31, 2022, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC “Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, and BCRED MML CLO 2022-2 LLC.
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
The Company does not consolidate its equity investment in Specialty Lending Company LLC (“SLC”). For further description of the Company’s investment in SLC, see Note 3 “Fees, Expenses, Agreements and Related Party Transactions.”
The Company does not consolidate its investments in the BCRED Emerald JV LP (“Emerald JV”) or BCRED Verdelite JV LP (“Verdelite JV”) joint ventures. For further description of the Company’s joint ventures, see “Note 11. Joint Ventures”.

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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within Net Realized gain (loss) on the Consolidated Statements of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
Valuation of Investments
The Company is required to report its investments, including those for which current market values are not readily available, at fair value.
U.S. GAAP for an investment company requires investments to be recorded at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers.
Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired. The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV.  The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g. such as revenues, cash flows or net income) (“Performance Multiple”).  Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any.  The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company.

If debt investments are credit-impaired, which occurs when there is insufficient coverage under the enterprise value analysis through the respective investment’s position in the capital structure, the Adviser generally uses the enterprise value “waterfall” approach or a recovery method (if a liquidation or restructuring is deemed likely) to determine fair value. For debt investments that are not determined to be credit-impaired, the Adviser generally uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield.  A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles.  The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.
ASC 820 prioritizes the use of observable market prices derived from such prices. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.  See "Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates."

Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its Consolidated Statements of Assets and Liabilities as Derivative assets at fair value and Derivative liabilities at fair value, respectively.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated debt issued by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in realized gains (losses) and unrealized appreciation (depreciation) in the Consolidated Statements of Operations. Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as a Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in realized gains (losses) and unrealized appreciation (depreciation) in the Consolidated Statements of Operations.
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
The Company has elected to not offset derivative assets and derivative liabilities in its Consolidated Statements of Assets and Liabilities including for the cash collateral, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
Forward Purchase Agreement
The Company was party to a forward purchase agreement (the “Facility Agreement”, defined in Note 8) whereby it is obligated to purchase certain assets that were acquired by the Financing Provider, subject to certain contingencies.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2022 and 2021, the Company recorded $3.3 million and $8.0 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees, unamortized discounts, and ticking fees).
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
Dividend Income
Dividend income on preferred equity securities and on the Company's equity interest in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
As of December 31, 2022 and 2021, one loan and zero loans in the portfolio were on non-accrual status, respectively.
Organization Expenses and Offering Expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of the Company’s shares are capitalized as Deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

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
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to eliminate any entity level corporate income tax, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.
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
For the years ended December 31, 2022 and 2021, the Company incurred $1.0 million and $0.0 million, respectively, of U.S. federal excise tax.
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.
Distributions
To the extent that the Company has tax earnings and profits available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31,

2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact on its consolidated financial statements.
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

On August 2, 2022, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), which was approved by the Board, including a majority of the Independent Trustees. The Amended and Restated Investment Advisory Agreement altered the Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the NASAA Omnibus Guidelines would no longer apply if the Company’s shares become "covered securities" within the meaning of Section 18 of the Securities Act of 1933, as amended, and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Investment Advisory Agreement.
Base Management Fees
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

For the years ended December 31, 2022 and 2021, base management fees were $259.9 million and $74.6 million, respectively, of which $— million and $18.2 million, respectively, were waived. As of December 31, 2022 and December 31, 2021, $73.4 million and $35.0 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below.
(i) Income based incentive fees
The first part of the incentive fee is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under an administration agreement entered into between the Company and the Administrator (“Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
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

For the years ended December 31, 2022 and 2021, the Company accrued income based incentive fees of $288.9 million and $71.5 million, respectively, of which $— million and $14.9 million, respectively, were waived. As of December 31, 2022 and December 31, 2021, there was $94.1 million and $36.0 million, respectively, payable to the Adviser for income based incentive fees. For the years ended December 31, 2022 and 2021 the Company accrued capital gains incentive fees of $(15.1) million and $15.1 million, respectively.

Administration Agreement
On October 5, 2020, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
For the years ended December 31, 2022 and 2021, the Company incurred $5.8 million and $2.1 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, $1.9 million and $1.2 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities, respectively.
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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—
Class S shares	0.85%
Class D shares	0.25%
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
For the year ended December 31, 2022, the Company accrued distribution and shareholder servicing fees of $50.4 million and $2.3 million which were attributable to Class S and Class D shares, respectively.
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
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

For the year ended December 31, 2022, the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.

For the period from the Company's commencement of operations to December 31, 2021, the Adviser made Expense Payments and there were Reimbursement Payments made to the Adviser as follows:

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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to private U.S. companies. At the time of the transaction, the wholly-owned subsidiary of the Company and the third-party investor each committed $315 million and $35 million, respectively, to SLC. The Company does not consolidate its equity interest in SLC.

The Company has made investments in controlled/affiliated companies, including BCRED Emerald JV LP (“Emerald JV”), BCRED Verdelite JV LP ("Verdelite JV") and SLC. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures.”
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$44,461,300	$43,710,812	89.37%	$28,076,107	$28,143,451	91.39%
Second lien debt	2,074,849	1,872,806	3.83	1,799,656	1,813,872	5.89
Unsecured debt	17,583	13,948	0.03	6,061	5,842	0.02
Structured finance investments	409,633	365,269	0.75	287,275	286,610	0.93
Investments in joint ventures	2,232,706	2,188,394	4.47	—	—	—
Equity investments (1)	739,225	757,379	1.55	528,924	545,918	1.77
Total	$49,935,296	$48,908,608	100.00%	$30,698,023	$30,795,693	100.00%

(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	1.25%	1.14%
Air Freight & Logistics	2.80	2.94
Airlines	0.07	0.10
Auto Components	0.11	0.28
Beverages	0.13	0.10
Building Products	2.37	2.89
Capital Markets	0.22	0.52
Chemicals	0.38	0.63
Commercial Services & Supplies	3.68	5.50
Construction Materials	0.07	0.08
Construction & Engineering	0.67	1.08
Containers & Packaging	0.46	0.78
Distributors	0.67	0.99
Diversified Consumer Services	2.95	4.36
Diversified Financial Services(1)	2.17	3.33
Diversified Telecommunication Services	0.53	0.65
Electrical Equipment	0.89	2.45
Electronic Equipment, Instruments & Components	1.28	0.32
Electric Utilities	0.10	0.16
Energy Equipment & Services	0.09	0.14
Entertainment	0.04	0.09
Food Products	0.05	0.12
Health Care Equipment & Supplies	1.52	1.77
Health Care Providers & Services	11.68	11.34
Health Care Technology	3.21	1.58
Hotels, Restaurants & Leisure	0.55	0.54

Household Durables	0.23	0.30
Industrial Conglomerates	0.95	0.54
Insurance	4.67	4.40
Interactive Media & Services	0.16	0.24
Internet & Direct Marketing Retail	2.22	2.52
Investments in Joint Ventures	4.47	—
IT Services	4.54	5.74
Leisure Products	0.17	0.35
Life Sciences Tools & Services	0.37	0.93
Machinery	0.08	0.34
Marine	0.46	0.72
Media	0.61	0.35
Metals & Mining	0.13	0.16
Oil, Gas & Consumable Fuels	0.20	0.18
Paper & Forest Products	0.13	0.37
Pharmaceuticals	0.67	0.25
Professional Services	12.50	14.27
Real Estate Management & Development	0.22	0.76
Road & Rail	—	0.25
Software	25.59	18.61
Specialty Retail	0.30	0.46
Technology Hardware, Storage & Peripherals	0.09	0.20
Textiles, Apparel & Luxury Goods	0.06	0.11
Trading Companies & Distributors	0.75	0.88
Transportation Infrastructure	2.44	3.10
Wireless Telecommunication Services	0.05	0.09
Total	100.00%	100.00%

(1)Includes equity investment in SLC.

The geographic composition of investments at cost and fair value was as follows

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,326,287	$44,468,163	90.92%	196.02%
Europe	3,385,990	3,308,990	6.77	14.59
Canada	795,999	748,234	1.53	3.30
Bermuda/Cayman Islands	403,356	359,125	0.73	1.58
Australia/New Zealand	23,664	24,096	0.05	0.11
Total	$49,935,296	$48,908,608	100.00%	215.60%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$28,955,027	$29,050,466	94.32%	226.00%
Europe	1,190,619	1,190,884	3.87	9.26
Canada	267,830	270,342	0.88	2.10
Cayman Islands	279,365	278,788	0.91	2.17
Australia	5,182	5,213	0.02	0.04
Total	$30,698,023	$30,795,693	100.00%	239.57%

As of December 31, 2022 and 2021, one loan and zero loans in the portfolio were on non-accrual status, respectively.
As of December 31, 2022 and December 31, 2021, on a fair value basis, 99.8% and 99.6%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.4%, respectively, of performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following table presents the fair value hierarchy of financial instruments:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$6,167,268	$37,543,544	$43,710,812
Second lien debt	—	720,083	1,152,723	1,872,806
Unsecured debt	—	13,948	—	13,948
Structured finance obligations	—	71,934	293,335	365,269
Equity investments(1)	—	—	757,379	757,379
Total investments	$—	$6,973,233	$39,746,981	$46,720,214
Investments Measured at NAV(2)	—	—	—	2,188,394
Total	$—	$6,973,233	$39,746,981	$48,908,608

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$5,096,942	$23,046,509	$28,143,451
Second lien debt	—	1,013,739	800,133	1,813,872
Unsecured debt	—	5,842	—	5,842
Structured finance obligations	—	81,018	205,592	286,610
Equity investments	—	—	545,918	545,918
Total investments	$—	$6,197,541	$24,598,152	$30,795,693
(1)Includes equity investment in SLC
(2)Includes investments in the Emerald JV and Verdelite JV (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments	Derivatives
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152	$1,505
Purchases of investments	18,746,208	572,675	122,160	250,927	19,691,969	—
Proceeds from principal repayments and sales of investments	(4,230,775)	(204,857)	—	(40,770)	(4,476,401)	—
Accretion of discount/amortization of premium	126,409	2,924	167	—	129,500	—
Net realized gain (loss)	(64,518)	(5,555)	—	144	(69,929)	—
Net change in unrealized appreciation (depreciation)	(340,383)	(74,466)	(34,584)	1,160	(448,273)	—
Transfers into Level 3 (1)	322,960	94,843	—	—	417,803	—
Transfers out of Level 3 (1)	(62,866)	(32,974)	—	—	(95,840)	(1,505)
Fair value, end of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2022	$(337,846)	$(72,999)	$(34,584)	$1,160	$(444,270)	$—
(1)For the year ended December 31, 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

	Year Ended December 31, 2021
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments	Derivatives (2)
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments	23,377,520	818,076	206,135	528,924	24,930,655	—
Proceeds from principal repayments and sales of investments	(409,114)	(20,573)	—	—	(429,687)	(3,709)
Accretion of discount/amortization of premium	25,603	615	13	—	26,231	—
Net realized gain (loss)	(268)	231	—	—	(37)	3,709
Net change in unrealized appreciation (depreciation)	52,768	1,784	(556)	16,994	70,990	1,505
Fair value, end of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152	$1,505
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2022	$52,814	$1,784	$(556)	$16,994	$71,036	$1,505
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

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$36,766,038	Yield analysis	Discount rate	6.83%	19.84%	9.93%
	759,391	Market quotations	Broker quoted price	71.00	105.60	91.85
	18,115	Market approach	Performance multiple	7.00x	7.00x	7.00x
	37,543,544
Investments in second lien debt	906,837	Yield analysis	Discount rate	10.42%	15.33%	11.85%
	245,886	Market quotations	Broker quoted price	61.50	100.50	87.36
	1,152,723
Investments in structured finance	293,335	Market quotations	Broker quoted price	81.96	92.96	88.84
Investments in equity	261,893	Market approach	Performance multiple	5.50x	29.00x	17.21x
	48,957	Option pricing model	Expected volatility	30.00%	50.00%	44.43%
	274,199	Yield analysis	Discount rate	11.31%	14.95%	12.76%
	172,330	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	757,379
Total	$39,746,981
(1)Weighted averages are calculated based on fair value of investments.

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$22,414,991	Yield analysis	Discount rate	4.68%	10.34%	7.40%
	631,518	Market quotations	Broker quoted price	98.00	100.25	99.49
	23,046,509
Investments in second lien debt	400,584	Yield analysis	Discount rate	8.15%	13.04%	9.98%
	399,549	Market quotations	Broker quoted price	98.00	101.50	99.07
	800,133
Investments in structured finance	205,592	Market quotations	Broker quoted price	96.69	100.00	99.23
Investments in equity	74,022	Market approach	Performance multiple	7.25x	31.28x	21.38x
	22,722	Option pricing model	Expected volatility	30.00%	49.00%	38.24%
	236,774	Yield analysis	Discount rate	10.89%	12.19%	11.50%
	212,400	Recent transaction	Transaction price	100.00%	100.00%	100.00%
	545,918
Total	$24,598,152
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
Financial Instruments Not Carried at Fair Value
Debt
The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2022 and December 31, 2021 had they been accounted for at fair value:

	December 31, 2022	December 31, 2021
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,235,414	$879,000
Castle Peak Funding Facility	1,146,600	1,171,809
Maroon Peak Funding Facility	300,000	483,952
Summit Peak Funding Facility	1,691,844	1,643,154
Denali Peak Funding Facility	749,800	668,400
Bushnell Peak Funding Facility	400,000	395,500
Granite Peak Funding Facility	647,600	248,000
Middle Peak Funding Facility	596,950	799,550
Bison Peak Funding Facility	1,182,000	1,320,800
Blanca Peak Funding Facility	1,081,000	892,800
Windom Peak Funding Facility	1,741,465	989,759

Monarch Peak Funding Facility	873,400	567,400
Borah Peak Funding Facility	223,000	—
2022-1 BSL WH	148,000	—
Naomi Peak Funding Facility	400,000	—
Meridian Peak Funding Facility	170,000	—
Haydon Peak Funding Facility	49,000	—
Bear Peak Funding Facility	166,031	—
Revolving Credit Facility	1,470,758	1,144,422
June 2024 Notes	406,886	431,738
June 2026 Notes	352,646	390,400
May 2027 Notes	586,924	—
October 2027 Notes	353,434	—
September 2024 Notes	336,654	359,232
December 2026 Notes	1,053,132	1,218,850
November 2026 Eurobonds	449,149	564,473
November 2024 Notes	459,089	499,946
March 2027 Notes	856,640	1,010,942
January 2025 Notes	462,125	—
January 2029 Notes	550,113	—
March 2025 Notes	866,280	—
April 2026 UK Bonds	272,657	—
September 2025 Notes	795,092	—
2021-1 BSL Notes	663,000	663,148
2021-2 Notes	505,800	505,750
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	759,000	—
2022-1 BSL Debt	420,000	—
MML 2022-2 Debt	300,018	—
Short-Term Borrowings	619,377	718,156
Total	$26,030,878	$18,257,181
The following table presents the categorization of the Company’s debt obligations as of December 31, 2022 and December 31, 2021 had they been accounted for at fair value:

	December 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	—	3,653,442
Level 3	26,030,878	14,603,739
Total debt	$26,030,878	$18,257,181
Other Assets and Liabilities

As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

The net fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Statements of Assets and Liabilities.
The table below presents the aggregate notional amount and fair value of the Company’s derivative financial instruments for the years ended December 31, 2022 and December 31, 2021.

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$3,952	$—	$3,952	$157,384
Total Derivative assets at fair value	—	3,952	—	3,952	157,384
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	—	(2,040)	—	(2,040)	162,174
Interest rate swaps	—	(248,311)	—	(248,311)	5,975,000
Total Derivative liabilities at fair value	—	(250,351)	—	(250,351)	6,137,174
Cash collateral posted				$355,742

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$—	$1,505	$1,505	$423,123
Total Derivative assets at fair value	$—	$—	$1,505	$1,505	$423,123
Cash collateral received				$—
In the tables above:
•The fair value of derivative assets and derivative liabilities is presented on a gross basis.
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the Consolidated Statements of Assets and Liabilities.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the years ended December 31, 2022 and December 31, 2021, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2022	2021
Unrealized gain (loss)
Foreign currency forward contract	$(4,301)	$1,505
Total Unrealized gain (loss)	$(4,301)	$1,505
Realized gain (loss)
Foreign currency forward contract	$(43,104)	$—
Interest rate swaps	—	—
Total Realized gain (loss)	$(43,104)	$—
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Consolidated Statement of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the year ended December 31, 2022. There we no derivative assets or derivative liabilities designated in a qualifying hedge relationship during the year ended December 31, 2021.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

For the Year Ended December 31,
2022
Interest rate swaps	$(248,311)
Hedged items	246,290
The table below presents the carrying value of unsecured borrowings as of December 31, 2022 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$5,724,753	$246,290
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage was 184.5% and 170.2%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Borah Peak Funding, 2022-1 BSL WH Funding Facility, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association, serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.
Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is three-month LIBOR in the case of dollar advances), plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. After March 15, 2024, the applicable margin on all outstanding advances will be 3.05% per annum. Bard Peak Funding pays a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until March 15, 2024, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender.
The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 15, 2026.
On March 15, 2021, concurrent with the closing of the Bard Peak Funding Facility, Maple Park (as defined in Note 8) merged with and into Bard Peak Funding (the “Merger”) pursuant to an Agreement and Plan of Merger, with Bard Peak Funding the surviving entity of the Merger.
Upon consummation of the Merger, Bard Peak Funding used the proceeds of borrowings under the Bard Peak Funding Facility to repay in full all outstanding indebtedness under the Syndicated Warehouse (as defined in Note 8); and to redeem in full the Subordinated Notes (as defined in Note 8).
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
The period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 8, 2024, and the Castle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by January 8, 2026.
Maroon Peak Funding Facility
On January 28, 2021, Maroon Peak Funding entered into a senior secured revolving credit facility (the “Maroon Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). Morgan Stanley Senior Funding, Inc. serves as administrative agent, U.S. Bank Trust Company National Association, serves as collateral agent and the Company serves as collateral manager under the Maroon Peak Funding Facility.
Advances may be used to finance the purchase or origination of broadly syndicated loans under the Maroon Peak Funding Facility and bear interest at a per annum rate equal to the three-month term SOFR then in effect plus 0.10% plus the applicable spread of 2.00% per annum. Maroon Peak Funding pays a commitment fee of 0.50% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Maroon Peak Funding and MS.
Proceeds from borrowings under the Maroon Peak Funding Facility may be used to fund portfolio investments by Maroon Peak Funding and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender.
All amounts outstanding under the Maroon Peak Funding Facility must be repaid by October 13, 2023.
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (“Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
Advances used to finance the purchase or origination of broadly syndicated loans under the Summit Peak Funding Facility bear interest at a blended per annum rate adjusted monthly based on the proportion of the broadly syndicated loans in the portfolio to the proportion of middle market loans in the portfolio. The rate attributable to broadly syndicated loans equals the benchmark for the currency of the applicable advance (which is three-month term SOFR for dollar advances), plus an applicable margin ranging from 1.50% for certain foreign currency advances to 1.65% per annum for U.S. dollar advances. The rate attributable to middle market loans equals such applicable benchmark plus an applicable margin ranging from 2.15% for certain foreign currency advances to 2.30% per annum for U.S. dollar advances. Such blended rates are subject to a floor of such applicable benchmark plus 2.00% for certain foreign currency advances and 2.15% per annum for dollar advances. Summit Peak Funding pays a commitment fee of 0.40% per annum if the unused facility amount is greater than 25% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Summit Peak Funding and SG.
Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender.
The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 1, 2024, and the Summit Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 3, 2026.

Denali Peak Funding Facility
Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”), which credit facility was indirectly assumed by the Company in connection with the acquisition of Twin Peaks (refer to Note 12). DB serves as agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral custodian and Twin Peaks serves as servicer under the Denali Peak Funding Facility.
Advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum. After September 30, 2024, the applicable margin on outstanding advances will increase by 0.20% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender.
The period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on September 30, 2024, and the Denali Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by September 30, 2026.
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Funding Facility.
Advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.60% per annum. Bushnell Peak Funding also pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.
Proceeds from borrowings under the Bushnell Peak Funding Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding Facility is a lender.
The Bushnell Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by May 12, 2024.
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
Advances under the Granite Peak Funding Facility bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.35% per annum. Granite Peak Funding pays an unused commitment fee of 0.40% per annum on the average daily unused commitments under the Granite Peak Funding Facility. The unused commitment fee is payable only when more than 25% of the total commitments under the Granite Peak Funding Facility are unused. Granite Peak Funding also pays to GS an administrative agency fee, in addition to certain other fees, each as agreed between Granite Peak Funding and GS.

Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender.
The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by June 17, 2026.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust, National Association, serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.
Advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum, which will increase to 2.10% per annum effective on June 30, 2024. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for dollar advances as described above. In addition, Middle Peak Funding pays a commitment fee of 0.35% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender.
The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on June 30, 2024, and the Middle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by January 3, 2033.
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. The applicable margin for all advances will increase by 0.50% per annum effective on July 23, 2024. Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 2.00% per annum. Bison Peak Funding also pays an unused fee of 0.40% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees as agreed between Bison Peak Funding and Bank of America.
Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender.
The Bison Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by July 23, 2026.

Blanca Peak Funding Facility
On August 16, 2021, Blanca Peak Funding, entered into a senior secured revolving credit facility (the “Blanca Peak Funding Facility”) with Barclays Bank PLC ("Barclays"). Barclays serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator, collateral agent and securities intermediary and the Company serves as servicer under the Blanca Peak Funding Facility.
Advances under the Blanca Peak Funding Facility bear interest at a per annum rate equal to (x) in the case of dollar advances, three-month term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.096% per annum. Blanca Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization percentage accruing a fee at a rate equal to the applicable margin described above. On December 19, 2022, on any date when Blanca Peak Funding is not utilizing more than 90% of the financing commitments, Blanca Peak Funding pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount. Blanca Peak Funding also pays to Barclays an administrative agency fee, in addition to certain other fees, each as agreed between Blanca Peak Funding and Barclays.
Proceeds from borrowings under the Blanca Peak Funding Facility may be used to fund portfolio investments by Blanca Peak Funding and to make advances under revolving loans or delayed draw term loans where Blanca Peak Funding is a lender.
The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on December 19, 2024, and the Blanca Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by August 19, 2026.
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

Advances under the Windom Peak Funding Facility will bear interest, payable on a monthly basis in arrears, at a per annum rate equal to the “benchmark” rate for the currency of the applicable advance (which is, daily simple SOFR with respect to dollar advances) plus the “applicable margin” (which is a blended spread equal to the sum of 1.55% per annum with respect to any advances backed by broadly-syndicated loans and 2.05% per annum with respect to any advances backed by recurring revenue loans, middle market loans, first-lien last out loans or second lien loans).

Proceeds from borrowings under the Windom Peak Funding Facility may be used to fund portfolio investments by Windom Peak Funding and to make advances under revolving loans or delayed draw term loans where Windom Peak Funding is a lender. Windom Peak Funding also pays an unused fee of 0.50% on the daily unused amount of the financing commitments, in addition to certain other fees, each as agreed between Windom Peak Funding and Wells Fargo.

The period during which Windom Peak Funding may make borrowings under the Windom Peak Funding Facility expires on September 2, 2024, and the Windom Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by September 2, 2026.
Monarch Peak Funding Facility
On November 3, 2021, Monarch Peak Funding, entered into a senior secured revolving credit facility (the “Monarch Peak Funding Facility”) with MUFG Bank, Ltd. (“MUFG”). MUFG serves as administrative agent, The Bank of New York Mellon Trust Company, National Association, serves as collateral agent, collateral custodian and collateral administrator and the Company serves as collateral manager under the Monarch Peak Funding Facility.
Advances used to finance the purchase or origination of broadly syndicated loans under the Monarch Peak Funding Facility bear interest at a per annum rate equal to one-month term SOFR, plus the applicable margin of 1.65% per annum. Advances used to finance the purchase or origination of middle market loans under the Monarch Peak Funding Facility bear interest at a per annum rate equal to one-month term SOFR plus the applicable margin of 2.05% per annum. Monarch Peak Funding is required to utilize a minimum percentage of the financing comments, with unused amounts below such minimum utilization percentage accruing a fee at a rate of 1.99% per annum. Monarch Peak Funding also pays an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, in addition to certain other fees as agreed between Monarch Peak Funding and MUFG.
Proceeds from borrowings under the Monarch Peak Funding Facility may be used to fund portfolio investments by Monarch Peak Funding and to make advances under revolving loans or delayed draw term loans where Monarch Peak Funding is a lender.
The period during which Monarch Peak Funding may make borrowings under the Monarch Peak Funding Facility expires on November 3, 2024, and the Monarch Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by November 3, 2026.
Borah Peak Funding Facility
On April 4, 2022, Borah Peak Funding LLC entered into a senior secured revolving credit facility (the “Borah Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Deutsche Bank Trust Company Americas serves as collateral administrator and the Company serves as manager under the Borah Peak Funding Facility.
Advances under the Borah Peak Funding Facility bear interest at a per annum rate equal to the one-month term SOFR rate plus the applicable margin of 1.35%. Effective January 4, 2023, Borah Peak Funding will be required to utilize a minimum percentage of the financing commitment, with unused amounts below such minimum utilization amount accrue a fee at a rate of 1.35% per annum. In addition, Borah Peak Funding pays an unused fee of 0.25% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees as agreed between Borah Peak Funding and Bank of America.
Proceeds from borrowings under the Borah Peak Funding Facility may be used to fund portfolio investments by Borah Peak Funding and to make advances under revolving loans or delayed draw term loans where Borah Peak Funding is a lender.
The Borah Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by April 4, 2024.
2022-1 BSL WH Funding Facility

On May 16, 2022, 2022-1 BSL WH entered into a senior secured revolving credit facility (the “2022-1 BSL WH Funding Facility” with Société Générale (“SG”). SG serves as administrative agent, Deutsche Bank Trust Company Americas serves as custodian, and the Company serves as collateral manager under the 2022-1 BSL WH Funding Facility.

Advances under the 2022-1 BSL WH Funding Facility bear interest at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum. The applicable margin will increase to 1.60% per annum from and after May 16, 2023, and will increase to 1.90% per annum from and after November 16, 2023.

Proceeds from borrowings under the 2022-1 BSL WH Funding Facility may be used to fund portfolio investments by 2022-1 BSL WH and to make advances under revolving loans or delayed draw term loans where 2022-1 BSL WH is a lender.

The period during which 2022-1 BSL WH may make borrowings under the 2022-1 BSL WH Funding Facility expires on May 16, 2023, and the 2022-1 BSL WH Funding Facility will mature and all amounts outstanding under the facility must be repaid no later than May 16, 2023.

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

Advances under the Naomi Peak Funding Facility bear interest at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum. Naomi Peak Funding pays an unused commitment fee of 0.50% per annum on the average daily unused revolving commitments under the Naomi Peak Funding Facility, which fee shall increase to 0.75% per annum for any day on or after January 18, 2023 on which more than 10% of the revolving commitments are unused, in addition to certain other fees as agreed between Naomi Peak Funding and Natixis.

The maximum principal amount of the Naomi Peak Funding Facility as of December 31, 2022 is $400 million, of which $250 million was funded as a term loan after the closing date and of which $150 million consists of a revolving credit commitment. Proceeds from borrowings under the Naomi Peak Funding Facility may be used to fund portfolio investments by Naomi Peak Funding and to make advances under revolving loans or delayed draw term loans where Naomi Peak Funding is a lender.

The period during which Naomi Peak Funding may make borrowings under the Naomi Peak Funding Facility expires on July 18, 2024, and the Naomi Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by July 18, 2031.

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

Advances under the Meridian Peak Funding Facility bear interest initially at a per annum rate equal to three-month term SOFR plus an applicable margin of 2.50% per annum. Effective August 16, 2023, Meridian Peak Funding will be required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 2.50% per annum, in addition to certain other fees as agreed between Meridian Peak Funding and Mass Mutual.

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

Advances under the Haydon Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin ranging from 1.75% to 2.25% per annum depending on the nature of the advances being requested under the credit facility. Effective April 7, 2023, Haydon Peak Funding will pay an unused commitment fee of 0.50% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Haydon Peak Funding and HSBC.

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

Advances under the Bear Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 2.45% per annum. Effective February 10, 2023, Bear Peak Funding will pay a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. Bear Peak Funding also pays BNPP an arranger fee, in addition to certain other fees, each as agreed between Bear Peak Funding and BNPP.

The current principal amount as of December 31, 2022 is €500 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.

The period during which Bear Peak Funding may make borrowings under the Bear Peak Funding Facility expires on October 10, 2025, and the Bear Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by October 10, 2027.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (which was most recently amended and restated on May 6, 2022, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on May 6, 2026, and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by May 6, 2027, pursuant to an amortization schedule.
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

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
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Private Placement Bonds
The Company issued unsecured notes, as further described below: June 2024 Notes, June 2026 Notes, May 2027 Notes and October 2027 Notes, which are collectively referred to as the “Private Placement Bonds.”
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
In connection with the June 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.56% and pays a floating interest rate of SOFR +0.93% on a notional amount of $435 million. The Company designated this interest rate swap and the June 2024 Notes in a qualifying hedge accounting relationship.
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
In connection with the May 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.61% and pays a floating interest rate of

SOFR + 2.79% on a notional amount of $625 million. The Company designated this interest rate swap and the May 2027 Notes in a qualifying hedge accounting relationship.
October 2027 Notes
On October 11, 2022, the Company entered into a Master Note Purchase Agreement (the “October 2022 Note Purchase Agreement”) governing the issuance of $350.0 million in aggregate principal amount of its 7.49% Series D Senior Notes (the “October 2027 Notes”) to qualified institutional investors in a private placement. The October 2027 Notes were issued on October 11, 2022 for an aggregate issue price of $345.6 million, or $987.57 per $1,000 principal amount of the October 2027 Notes, and will mature on October 11, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the Notes will be due semiannually. In addition, the Company is obligated to offer to repay the October 2027 Notes at par if certain change in control events occur. The October 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event (as defined in the October 2022 Note Purchase Agreement) occurs, the October 2027 Notes will bear interest at a fixed rate of 8.49% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the October 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.49% and pays a floating interest rate of three-month term SOFR + 3.72% on a notional amount of $350 million. The Company designated this interest rate swap and the October 2027 Notes in a qualifying hedge accounting relationship.
Unsecured Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes, which are collectively referred to as the “Unsecured Notes.”
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

As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
September 2024 Notes
On September 15, 2021, the Company issued $365.0 million aggregate principal amount of 1.750% notes due 2024 (the “September 2024 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of September 15, 2021 (and together with the Base Indenture, the “September 2024 Notes Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association, the “Trustee”).
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
In connection with the September 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 1.75% and pays a floating interest rate of SOFR + 0.08% on a notional amount of $365 million. The Company designated this interest rate swap and the September 2024 Notes in a qualifying hedge accounting relationship.
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
On October 13, 2021, the Company issued $350 million aggregate principal amount of 2.625% Notes due 2026 (“December 2026 Notes Upsize”) under the Company's Base Indenture and December 2026 Notes Indenture. The December 2026 Notes Upsize were issued as “Additional Notes” under the December 2026 Notes Indenture and have identical terms to the Company's $900.0 million December 2026 Notes that were issued on September 15, 2021, other than the issue date and the issue price. The December 2026 Notes Upsize will be treated as a single class of notes with the December 2026 Notes for all purposes under the Indenture.
In connection with the December 2026 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.625% and pays a floating interest rate of SOFR + 0.26% on a notional amount of $1,250 million. The Company designated this interest rate swap and the December 2026 Notes in a qualifying hedge accounting relationship.
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

The November 2024 Notes will mature on November 22, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2024 Notes Indenture. The November 2024 Notes bear interest at a rate of 2.350% per year payable semi-annually on May 22 and November 22 of each year, commencing on May 22, 2022. The November 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2024 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the November 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.350% and pays a floating interest rate of SOFR + 0.66% on a notional amount of $500.0 million. The Company designated this interest rate swap and the November 2024 Notes in a qualifying hedge accounting relationship.
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

The January 2025 Notes will mature on January 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2025 Notes Indenture. The January 2025 Notes bear interest at a rate of 2.700% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2022. The January 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the January 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans.

Under the interest rate swap agreement, the Company receives a fixed interest rate of 2.70% and pays a floating interest rate of SOFR + 0.99% on a notional amount of $500 million. The Company designated this interest rate swap and the January 2025 Notes in a qualifying hedge accounting relationship.

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

The March 2025 Notes will mature on March 24, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Notes Indenture. The March 2025 Notes bear interest at a rate of 4.700% per year payable semi-annually on March 24 and September 24 of each year, commencing on September 24, 2022. The March 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the March 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.70% and pays a floating interest rate of SOFR + 2.43% on notional amounts of $500 million and $400 million. The Company designated this interest rate swap and the March 2025 Notes in a qualifying hedge accounting relationship.

April 2026 UK Bonds

On April 14, 2022, the Company issued £250.0 million in aggregate principal amount of its 4.875% notes due 2026 (the “April 2026 UK Bonds”) pursuant to a supplemental indenture, dated as of April 14, 2022 (and together with the Base Indenture, the “April 2026 UK Bonds Indenture”), to the Base Indenture between the Company and the Trustee.

The April 2026 UK Bonds will mature on April 14, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the April 2026 UK Bonds Indenture. The April 2026 UK Bonds bear interest at a rate of 4.875% per year payable annually on April 14 of each year, commencing April 14, 2023. The April 2026 UK Bonds are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the April 2026 UK Bonds, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the April 2026 UK Bonds, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.875% and pays a floating interest rate of SONIA + 2.78% on a notional amount of £250.0 million. The Company designated this interest rate swap and the April 2026 UK Bonds in a qualifying hedge accounting relationship.

September 2025 Notes

On September 27, 2022, the Company issued $600.0 million aggregate principal amount of 7.050% notes due in 2025 (the “September 2025 Notes”) pursuant to a supplemental indenture, dated as of September 27, 2022 (and together with the Base Indenture, the “September 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

The September 2025 Notes will mature on September 29, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2025 Notes Indenture. The September 2025 Notes bear interest at a rate of 7.050% per year payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2023. The September 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the September 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.050% and pays a floating interest rate of SOFR + 2.93% on a notional amount of $600.0 million. The Company designated this interest rate swap and the September 2025 Notes in a qualifying hedge accounting relationship.

On November 17, 2022, the Company issued $200 million aggregate principal amount of 7.050% Notes due 2025 (“September 2025 Notes Upsize”) under the Company's Base Indenture and September 2025 Notes Indenture. The September 2025 Notes Upsize were issued as “Additional Notes” under the September 2025 Notes Indenture and have identical terms to the Company's $600.0 million September 2025 Notes that were issued on September 27, 2022, other than the issue date and the issue price. The September 2026 Notes Upsize will be treated as a single class of notes with the September 2026 Notes for all purposes under the Indenture.

In connection with the September 2025 Notes Upsize, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.050% and pays a floating interest rate of SOFR + 2.97% on a notional amount of $200.0 million. The Company designated this interest rate swap and the September 2025 Notes Upsize in a qualifying hedge accounting relationship.
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

The following table presents information on the secured and unsecured notes issued in the 2021-1 BSL Debt Securitization:

		December 31, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	L + 1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	L + 1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	L + 2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	L + 3.35%	Baa3
Class E Notes (1)	Junior Secured Deferrable Floating Rate	—	L + 7.00%	Ba3
Total Secured Notes		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 BSL Notes		$819,500
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
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		December 31, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$218,000	L + 1.22%	Aaa
Class A Notes	Senior Secured Floating Rate	149,500	L + 1.22%	Aaa
Class B Notes	Senior Secured Floating Rate	38,100	L + 1.75%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	48,000	L + 2.05%	Not rated
Class D Notes	Mezzanine Secured Deferrable Floating Rate	52,200	L + 3.15%	Not rated
Total Secured Notes		505,800
Subordinated Notes (1)		97,850	None	Not rated
Total 2021-2 Notes		$603,650
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
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		December 31, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Loans	Senior Secured Floating Rate	$50,000	L + 1.48%	Aaa
Class A Notes	Senior Secured Floating Rate	480,000	L + 1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	L + 1.90%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	L + 2.60%	A2
Total Secured Notes		690,000
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$1,001,000

(1)The Company retained all of the Subordinated Notes issued in the 2021-2 Debt Securitization which are eliminated in consolidation.

The Company retained all of the Subordinated Notes issued in the Debt Securitization in part in exchange for the Company’s sale and contribution to the Issuer of the initial closing date portfolio. The Debt is scheduled to mature on January 15, 2035; however the Debt may be redeemed by the Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after December 15, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuer. The Class A Notes, the Class A Loans, Class B Notes and Class C Notes are secured obligations of the Issuer, the Subordinated Notes are the unsecured obligations of the Issuer, and the indenture governing the Notes and the credit agreement governing the Class A Loans, each include customary covenants and events of default.

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

The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		December 31, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	$525,000	SOFR + 1.65%	Aaa
Class A-2 Notes	Senior Secured Fixed	80,000	3.41%	Aaa
Class B Notes	Senior Secured Floating Rate	66,000	SOFR + 2.00%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	88,000	SOFR + 2.75%	A2
Total Secured Notes		759,000
Subordinated Notes (1)		331,360	None	Not rated
Total MML 2022-1 Notes		$1,090,360
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

The following table presents information on the secured and unsecured notes issued in the 2022-1 BSL Debt Securitization:

		December 31, 2022
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1A Notes	Senior Secured Floating Rate	$292,000	SOFR + 1.58%	Aaa (sf)
Class A-1B Notes	Senior Secured Fixed Rate	50,000	4.34%	Aaa (sf)
Class A-2 Notes	Senior Secured Floating Rate	12,000	SOFR + 2.00%	AAA (sf)
Class B-1 Notes	Senior Secured Floating Rate	40,000	SOFR + 2.35%	AA (sf)
Class B-2 Notes	Senior Secured Fixed Rate	26,000	4.98%	AA (sf)
Class C Notes (1)	Secured Deferrable Floating Rate	51,000	SOFR + 2.60%	A (sf)
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	39,000	SOFR + 3.69%	BBB- (sf)
Class E Notes (1)	Junior Secured Deferrable Floating Rate	21,000	SOFR + 7.33%	BB- (sf)
Total Secured Notes		531,000
Subordinated Notes (1)		58,750	None	Not rated
Total MML 2022-1 Notes		$589,750
(1) The Company retained all of the Class C Notes, the Class D Notes, the Class E Notes and the Subordinated Notes issued in the 2022-1 BSL Debt Securitization which are eliminated in consolidation.

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

The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the MML 2022-2 Debt Securitization:

		December 31, 2022
Description	Type	Principal Outstanding		Interest Rate	Credit Rating
Class A-L Notes	Senior Secured Floating Rate	$275,000		SOFR + 2.10%	Aaa (sf)
Class B-1 Notes	Senior Secured Floating Rate	14,000		SOFR + 3.35%	Aa2
Class B-2 Notes	Senior Secured Fixed Rate	11,500		5.88%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,500		SOFR + 2.50%	A2
Total Secured Notes		341,000
Subordinated Notes (1)	Subordinated	157,105	B	None	Not rated
Total Debt		498,105
(1) The Company retained all of the Class C Notes and the Subordinated Notes issued in the 2022-2 MML Debt Securitization which are eliminated in consolidation.

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

Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $426.8 million as of December 31, 2022.
As of December 31, 2022 and December 31, 2021, the Company had $253.7 million and $218.2 million, respectively, of short-term borrowings under the Repurchase Agreements.
As of December 31, 2022 and December 31, 2021, short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 4.38% and 2.13% per annum, respectively.

Other Short-Term Borrowings
In order to finance certain investment transactions, the Company may, from time to time, enter into financing agreements, whereby the Company transfers to a third party an investment that it holds in exchange for cash for a period of time, generally not to exceed 180-days from the date it was sold (each a “Short Term Financing Transaction”). At the expiration of the agreement, the Company returns the cash and interest to the third party and receives the original investment transferred.
As of December 31, 2022 and December 31, 2021, respectively, the Company had $365.7 million and $500.0 million of borrowings under Short Term Financing Transactions with third parties. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $371.0 million and $494.0 million as of December 31, 2022 and December 31, 2021, respectively.
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 7.35% and 2.62% per annum as of December 31, 2022 and December 31, 2021, respectively.
In accordance with ASC 860, Transfers and Servicing, the Master Repurchase Agreements and the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Master Repurchase Agreements and the Short Term Financing Transactions is reported on the Company’s Consolidated Statements of Operations within Interest expense.
The Company’s outstanding debt obligations were as follows:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,235,414	$1,235,414	$—	$414,586	$414,586
Castle Peak Funding Facility (3)	1,600,000	1,146,600	1,146,600	—	453,400	166,697
Maroon Peak Funding Facility	300,000	300,000	300,000	—	—	—
Summit Peak Funding Facility (3)	2,300,000	1,691,844	1,691,844	—	608,156	15,377
Denali Peak Funding Facility	750,000	749,800	749,800	—	200	200
Bushnell Peak Funding Facility	600,000	400,000	400,000	—	200,000	69,559
Granite Peak Funding Facility	750,000	647,600	647,600	—	102,400	102,134
Middle Peak Funding Facility	800,000	596,950	596,950	—	203,050	203,050
Bison Peak Funding Facility	1,500,000	1,182,000	1,182,000	—	318,000	233,740
Blanca Peak Funding Facility	1,500,000	1,081,000	1,081,000	—	419,000	360,054
Windom Peak Funding Facility (3)	2,000,000	1,741,465	1,741,465	—	258,535	258,535
Monarch Peak Funding Facility	2,000,000	873,400	873,400	—	1,126,600	968,726
Borah Peak Funding Facility	400,000	223,000	223,000	—	177,000	35,951
2022-1 BSL WH	300,000	148,000	148,000	—	152,000	152,000
Naomi Peak Funding Facility	400,000	400,000	400,000	—	—	—
Meridian Peak Funding Facility	500,000	170,000	170,000	—	330,000	330,000
Haydon Peak Funding Facility	500,000	49,000	49,000	—	451,000	373,519
Bear Peak Funding Facility (3)	468,494	166,031	166,031	—	302,463	130,772
Revolving Credit Facility (4)	5,150,000	1,470,758	1,470,758	—	3,679,242	2,326,743
June 2024 Notes (5)	435,000	435,000	413,963	1,912	—	—
June 2026 Notes	400,000	400,000	397,611	2,389	—	—
May 2027 Notes (5)	625,000	625,000	596,809	2,402	—	—
October 2027 Notes (5)	350,000	350,000	345,618	3,356	—	—

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
September 2024 Notes (5)	365,000	365,000	345,353	2,015	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,162,596	19,084	—	—
November 2026 Eurobonds	534,975	534,975	529,223	5,752	—	—
November 2024 Notes (5)	500,000	500,000	471,336	3,083	—	—
March 2027 Notes	1,000,000	1,000,000	988,597	11,403	—	—
January 2025 Notes (5)	500,000	500,000	470,441	3,460	—	—
January 2029 Notes	650,000	650,000	639,254	10,746	—	—
March 2025 Notes (5)	900,000	900,000	853,359	6,527	—	—
April 2026 UK Bonds (5)	301,725	301,725	278,946	2,890	—	—
September 2025 Notes (5)	800,000	800,000	786,332	10,952	—	—
2021-1 BSL Notes	663,000	663,000	661,997	1,003	—	—
2021-2 Notes	505,800	505,800	504,255	1,545	—	—
MML 2021-1 Debt	690,000	690,000	685,884	4,116	—	—
MML 2022-1 Debt	759,000	759,000	753,600	5,400	—	—
2022-1 BSL Debt	420,000	420,000	418,408	1,592	—	—
MML 2022-2 Debt	300,500	300,500	297,837	2,663	—	—
Short-Term Borrowings	619,377	619,377	619,377	—	—	—
Total	$36,037,871	$26,842,239	$26,493,658	$102,290	$9,195,632	$6,141,643
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and currencies other currencies.
Under the Bard Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 66.0 million
•British Pounds (GBP) 50.0 million
Under the Castle Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 48.8 million
•Euros (EUR) 36.0 million
•British Pounds (GBP) 42.4 million
Under the Summit Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 132.7 million
•British Pounds (GBP) 6.1 million
Under the Windom Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•British Pounds (GBP) 43.6 million
Under the Bear Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Euros (EUR) 75.0 million
•British Pounds (GBP) 50.7 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 247.1 million
•Euros (EUR) 49.0 million
•British Pounds (GBP) 608.8 million
•Swiss Franc (CHF) 102.6 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility	$1,650,000	$879,000	$879,000	$—	$771,000	$—
Castle Peak Funding Facility (3)	1,600,000	1,171,809	1,171,809	—	428,191	131,041
Maroon Peak Funding Facility	700,000	483,952	483,952	—	216,048	216,048
Summit Peak Funding Facility (3)	2,000,000	1,643,154	1,643,154	—	356,846	86,767
Denali Peak Funding Facility	675,000	668,400	668,400	—	6,600	6,600
Bushnell Peak Funding Facility	600,000	395,500	395,500	—	204,500	98,376
Granite Peak Funding Facility	250,000	248,000	248,000	—	2,000	2,000
Middle Peak Funding Facility	800,000	799,550	799,550	—	450	68
Bison Peak Funding Facility	1,500,000	1,320,800	1,320,800	—	179,200	69,364
Blanca Peak Funding Facility	1,000,000	892,800	892,800	—	107,200	107,200
Windom Peak Funding Facility (3)	1,000,000	989,759	989,759	—	10,241	6,471
Monarch Peak Funding Facility	1,000,000	567,400	567,400	—	432,600	68,250
Revolving Credit Facility (4)	3,250,000	1,144,422	1,144,422	—	2,105,578	2,105,578
June 2024 Notes	435,000	435,000	431,854	3,146	—	—
June 2026 Notes	400,000	400,000	396,952	3,048	—	—
September 2024 Notes	365,000	365,000	361,805	3,195	—	—
December 2026 Notes	1,250,000	1,250,000	1,227,844	22,156	—	—
November 2026 Eurobonds (5)	569,958	569,958	563,695	6,263	—	—
November 2024 Notes	500,000	500,000	496,054	3,946	—	—
March 2027 Notes	1,000,000	1,000,000	987,298	12,702	—	—
2021-1 BSL Notes	663,000	663,000	661,910	1,090	—	—
2021-2 Notes	505,800	505,800	504,124	1,676	—	—
MML 2021-1 Debt	690,000	690,000	685,696	4,304	—	—
Short-Term Borrowings	718,156	718,156	718,156	—	—	—
Total	$23,121,914	$18,301,460	$18,239,934	$61,526	$4,820,454	$2,897,763
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and certain other currencies.
Under the Castle Peak Funding Facility, as of December 31, 2021, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 60.0 million.
•British Pounds (GBP) 42.4 million.
Under the Summit Peak Funding Facility, the Company had borrowings of CAD 60.0 million.
Under the Windom Peak Funding Facility, the Company had borrowings of GBP 43.6 million.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other currencies. As of December 31, 2021, the Company had borrowings denominated in the following currencies:
•CAD 46.8 million and
•GBP 156.9 million.
As of December 31, 2022 and December 31, 2021, $395.8 million and $47.7 million, respectively, of interest expense and $12.9 million and $2.6 million, respectively, of unused commitment fees were included in interest payable. For the year ended December 31, 2022 and December 31, 2021, the weighted average interest rate on all borrowings outstanding was 4.03% and 2.21%, respectively (including unused fees and accretion of net discounts on unsecured debt) and the average principal debt outstanding was $23,930.7 million and $6,153.4 million, respectively.

The components of interest expense were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Borrowing interest expense	$908,086	$127,795
Facility unused fees	34,471	5,236
Accretion of original issue discount	19,217	2,985
Amortization of financing costs and debt issuance costs	26,743	8,913
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	248,311	—
Hedged items	(246,290)	—
Total interest expense	$990,538	$144,929
Cash paid for interest expense	$799,997	$83,793

Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2022 and December 31, 2021, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $6,343.1 million and $4,870.5 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicles’ allocation may change prior to the date of funding. In this regard, as of December 31, 2022 and December 31, 2021, the Company estimates that it had $1,219.5 million and $3,971.0 million, respectively, of investments that are committed but not yet funded.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management is not aware of any pending or threatened material litigation.
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

Facility Agreement
On November 2, 2020, the Company entered into the Facility Agreement, which was subsequently amended and restated on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to private companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company elected to purchase, and in certain events the Company was required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company satisfied the Capital Condition, which occurred on January 7, 2021, it had no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waived the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.
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

For the year ended December 31, 2021 the Company acquired $610.6 million of investments from the Financing Provider, resulting in net realized gains of $3.7 million.
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
The following table summarizes the assets and liabilities of Maple Park as of the acquisition date:

January 8, 2021
ASSETS
Investments at fair value	$300,464
Cash and cash equivalents	1,679
Interest receivable	394
Total assets	302,537
LIABILITIES
Debt	134,000
Payable for investments purchased	120,451
Interest payable	33
Total liabilities	254,484
NET ASSETS
Total net assets	48,053
Total liabilities and net assets	$302,537
Note 9. Net Assets
The following table presents transactions in Common Shares during the year ended December 31, 2022 (dollars in thousands except share amounts):

	December 31, 2022
	Shares	Amount
CLASS I
Subscriptions	299,758,354	$7,657,964
Share transfers between classes	2,883,597	72,944
Distributions reinvested	20,643,452	520,100
Share repurchases	(78,639,416)	(1,938,513)
Early repurchase deduction	—	3,833
Net increase (decrease)	244,645,987	$6,316,328
CLASS S
Subscriptions	151,557,777	$3,867,398
Share transfers between classes	(1,117,876)	(27,793)
Distributions reinvested	8,108,844	204,169
Share repurchases	(8,432,731)	(208,436)
Early repurchase deduction	—	828
Net increase (decrease)	150,116,014	$3,836,166
CLASS D
Subscriptions	32,952,511	$837,827
Share transfers between classes	(1,765,721)	(45,151)
Distributions reinvested	1,465,842	36,842
Share repurchases	(671,166)	(16,537)
Early repurchase deduction	—	104
Net increase (decrease)	31,981,466	$813,085
Total net increase (decrease)	426,743,467	$10,965,579

The following table presents transactions in Common Shares during the year ended December 31, 2021 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	341,024,028	$8,753,643
Share transfers between classes	799,544	20,647
Distributions reinvested	5,398,688	139,405
Share repurchases	(632,764)	(16,399)
Early repurchase deduction	—	249
Net increase (decrease)	346,589,496	$8,897,545
CLASS S
Subscriptions	131,072,273	$3,376,654
Share transfers between classes	(253,649)	(6,557)
Distributions reinvested	1,616,499	41,775
Share repurchases	(10,023)	(260)
Early repurchase deduction	—	77
Net increase (decrease)	132,425,100	$3,411,689
CLASS D
Subscriptions	17,218,211	$445,077
Share transfers between classes	(545,895)	(14,090)
Distributions reinvested	142,144	3,679
Share repurchases	—	—
Early repurchase deduction	—	8
Net increase (decrease)	16,814,460	$434,674
Total net increase (decrease)	495,829,056	$12,743,908
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2022:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
April 30, 2022	25.76	25.76	25.76
May 31, 2022	25.28	25.28	25.28
June 30, 2022	24.80	24.80	24.80
July 31, 2022	25.02	25.02	25.02
August 31, 2022	25.12	25.12	25.12
September 30, 2022	24.62	24.62	24.62
October 31, 2022	24.60	24.60	24.60
November 30, 2022	24.73	24.73	24.73
December 31, 2022	24.59	24.59	24.59

The following table presents each month-end NAV per share for Class I, Class S and Class D common shares of beneficial interest during the year ended December 31, 2021:

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
(1) Class D commenced on May 1, 2021, at which time the Company first accepted subscriptions at a NAV per share of $25.59.
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following table presents distributions that were declared and payable during the year ended December 31, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 20, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 24, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 27, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	42,578	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1740	105,836
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
October 19, 2022	October 31, 2022	November 29, 2022	0.1900	116,878
November 23, 2022	November 30, 2022	December 29, 2022	0.1900	118,609
December 5, 2022	December 30, 2022	January 27, 2023	0.2100	132,959
			$2.2260	$1,239,553

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 20, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 24, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 27, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	18,159	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1563	40,547
September 7, 2022	September 30, 2022	October 26, 2022	0.1563	41,985
October 19, 2022	October 31, 2022	November 29, 2022	0.1726	47,396
November 23, 2022	November 30, 2022	December 29, 2022	0.1726	48,524
December 5, 2022	December 30, 2022	January 27, 2023	0.1926	55,342
			$2.0113	$478,548

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 20, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 24, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 27, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	2,933	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1688	7,073
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
October 19, 2022	October 31, 2022	November 29, 2022	0.1849	8,469
November 23, 2022	November 30, 2022	December 29, 2022	0.1849	8,792
December 5, 2022	December 30, 2022	January 27, 2023	0.2049	10,084
			$2.1628	$80,303
(1)Represents a special distribution.

The following table presents distributions that were declared and payable during the year ended December 31, 2021:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1151	$3,431
February 24, 2021	February 28, 2021	March 29, 2021	0.1427	7,206
March 30, 2021	March 31, 2021	April 28, 2021	0.1458	10,483
April 23, 2021	April 30, 2021	May 26, 2021	0.1510	15,074
May 25, 2021	May 31, 2021	June 28, 2021	0.1563	19,336
June 29, 2021	June 30, 2021	July 28, 2021	0.1667	24,261
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	17,944	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1740	31,252
August 25, 2021	August 31, 2021	September 28, 2021	0.1740	36,103
September 27, 2021	September 30, 2021	October 27, 2021	0.1740	42,453
October 25, 2021	October 31, 2021	November 26, 2021	0.1740	46,729
November 23, 2021	November 30, 2021	December 29, 2021	0.1740	53,420
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	24,295	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1740	60,389
			$2.1149	$392,376

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 29, 2021	January 31, 2021	February 24, 2021	$0.1008	$277
February 24, 2021	February 28, 2021	March 29, 2021	0.1250	827
March 30, 2021	March 31, 2021	April 28, 2021	0.1281	1,426
April 23, 2021	April 30, 2021	May 26, 2021	0.1329	2,994
May 25, 2021	May 31, 2021	June 28, 2021	0.1382	4,607
June 29, 2021	June 30, 2021	July 28, 2021	0.1484	6,391
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	5,311	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1557	8,187
August 25, 2021	August 31, 2021	September 28, 2021	0.1557	9,376
September 27, 2021	September 30, 2021	October 27, 2021	0.1557	11,742
October 25, 2021	October 31, 2021	November 26, 2021	0.1557	14,400
November 23, 2021	November 30, 2021	December 29, 2021	0.1556	17,166
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	9,270	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1556	20,607
			$1.9007	$112,581

			Class D (2)
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
May 25, 2021	May 31, 2021	June 28, 2021	$0.1510	$205
June 29, 2021	June 30, 2021	July 28, 2021	0.1613	487
June 29, 2021	June 30, 2021	July 28, 2021	0.1233	373	(1)
July 21, 2021	July 31, 2021	August 27, 2021	0.1686	749
August 25, 2021	August 31, 2021	September 28, 2021	0.1686	997
September 27, 2021	September 30, 2021	October 27, 2021	0.1686	1,309
October 25, 2021	October 31, 2021	November 26, 2021	0.1686	1,654
November 23, 2021	November 30, 2021	December 29, 2021	0.1686	2,279
November 15, 2021	December 21, 2021	December 22, 2021	0.0700	1,177	(1)
December 21, 2021	December 31, 2021	January 28, 2022	0.1686	2,835
			$1.5172	$12,065
(1)Represents a special distribution.
(2)Class D commenced on May 1, 2021.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through December 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.2260	$1,239,553	$2.0113	$478,548	$2.1628	$80,303
Net realized gains	—	—	—	—	—	—
Total	$2.2260	$1,239,553	$2.0113	$478,548	$2.1628	$80,303

The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.0955	$385,660	$1.8813	$110,018	$1.4978	$11,740
Net realized gains	0.0194	6,716	0.0194	2,563	0.0194	325
Total	$2.1149	$392,376	$1.9007	$112,581	$1.5172	$12,065

Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the years ended December 31, 2022 and December 31, 2021, 87,743,313 and 642,787 shares were repurchased, respectively.
The following table presents the share repurchases completed during the year ended December 31, 2022:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	2,146,916	0.43%	$25.82	March 31, 2022	$54,464	—
May 31, 2022	11,488,257	1.66%	$24.80	June 30, 2022	$282,505	—
August 31, 2022	26,978,603	3.19%	$24.62	September 30, 2022	$663,415	—
November 30, 2022	47,129,537	5.18%	$24.59	December 31, 2022	$1,158,337	—

The following table presents the share repurchases completed during the year ended December 31, 2021:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
May 28, 2021	48,738	0.06%	$25.81	June 30, 2021	$1,233	—
August 31, 2021	113,735	0.06%	$25.90	September 30, 2021	$2,887	—
November 30, 2021	480,314	0.15%	$25.93	December 31, 2021	$12,205	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction.
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income	2.44	2.23	2.38
Net unrealized and realized gain (loss)	(1.56)	(1.56)	(1.56)
Net increase (decrease) in net assets resulting from operations	0.88	0.67	0.82
Distributions from net investment income (2)	(2.23)	(2.01)	(2.16)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(2.23)	(2.01)	(2.16)
Early repurchase deduction fees (5)	0.01	—	—
Total increase (decrease) in net assets	(1.34)	(1.34)	(1.34)
Net asset value, end of period	$24.59	$24.59	$24.59
Shares outstanding, end of period	591,237,616	282,541,041	48,795,925
Total return based on NAV (3)	3.57%	2.70%	3.31%
Ratios:
Ratio of net expenses to average net assets (4)	7.47%	8.41%	7.97%
Ratio of net investment income to average net assets (4)	9.76%	8.96%	9.63%
Portfolio turnover rate	21.21%	21.21%	21.21%
Supplemental Data:
Net assets, end of period	$14,537,932	$6,947,313	$1,199,819
Asset coverage ratio	184.5%	184.5%	184.5%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(4)For the year ended December 31, 2022, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2022, the ratio of total operating expenses to average net assets was 7.47%, 8.41%, and 7.97% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class S and Class D.

The following are the financial highlights for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class I	Class S	Class D (6)
Per Share Data (1):
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income	2.20	1.99	1.46
Net unrealized and realized gain (loss) (2)	0.84	0.84	0.39
Net increase (decrease) in net assets resulting from operations	3.04	2.83	1.85
Distributions from net investment income (3)	(2.09)	(1.88)	(1.49)
Distributions from net realized gains (3)	(0.02)	(0.02)	(0.02)
Net increase (decrease) in net assets from shareholders' distributions	(2.11)	(1.90)	(1.51)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.93	0.93	0.34
Net asset value, end of period	$25.93	$25.93	$25.93
Shares outstanding, end of period	346,591,556	132,425,100	16,814,460
Total return based on NAV (4)	12.56%	11.64%	7.43%
Ratios:
Ratio of net expenses to average net assets (5)	4.77%	5.85%	5.71%
Ratio of net investment income to average net assets (5)	8.61%	7.81%	8.31%
Portfolio turnover rate	29.14%	29.14%	29.14%
Supplemental Data:
Net assets, end of period	$8,985,674	$3,433,213	$435,933
Asset coverage ratio	170.2%	170.2%	170.2%
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
(6)Class D commenced on May 1, 2021.
(7)The per share amount rounds to less than $0.01 per share.
The following is information about the Company’s senior securities as of December 31, 2022 and December 31, 2021:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Bard Peak Funding Facility
December 31, 2022	1,235,414	1,845.1	—	N/A
December 31, 2021	879,000	1,702.0	—	N/A
Castle Peak Funding Facility
December 31, 2022	1,146,600	1,845.1	—	N/A
December 31, 2021	1,171,809	1,702.0	—	N/A
Maroon Peak Funding Facility
December 31, 2022	300,000	1,845.1	—	N/A
December 31, 2021	483,952	1,702.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Summit Peak Funding Facility
December 31, 2022	1,691,844	1,845.1	—	N/A
December 31, 2021	1,643,154	1,702.0	—	N/A
Denali Peak Funding Facility
December 31, 2022	749,800	1,845.1	—	N/A
December 31, 2021	668,400	1,702.0	—	N/A
Bushnell Peak Funding Facility
December 31, 2022	400,000	1,845.1	—	N/A
December 31, 2021	395,500	1,702.0	—	N/A
Granite Peak Funding Facility
December 31, 2022	647,600	1,845.1	—	N/A
December 31, 2021	248,000	1,702.0	—	N/A
Middle Peak Funding Facility
December 31, 2022	596,950	1,845.1	—	N/A
December 31, 2021	799,550	1,702.0	—	N/A
Bison Peak Funding Facility
December 31, 2022	1,182,000	1,845.1	—	N/A
December 31, 2021	1,320,800	1,702.0	—	N/A
Blanca Peak Funding Facility
December 31, 2022	1,081,000	1,845.1	—	N/A
December 31, 2021	892,800	1,702.0	—	N/A
Windom Peak Funding Facility
December 31, 2022	1,741,465	1,845.1	—	N/A
December 31, 2021	989,759	1,702.0	—	N/A
Monarch Peak Funding Facility
December 31, 2022	873,400	1,845.1	—	N/A
December 31, 2021	567,400	1,702.0	—	N/A
Borah Peak Funding Facility
December 31, 2022	223,000	1,845.1	—	N/A
2022-1 BSL WH
December 31, 2022	148,000	1,845.1	—	N/A
Naomi Peak Funding Facility
December 31, 2022	400,000	1,845.1	—	N/A
Meridian Peak Funding Facility
December 31, 2022	170,000	1,845.1	—	N/A
Haydon Peak Funding Facility
December 31, 2022	49,000	1,845.1	—	N/A
Bear Peak Funding Facility
December 31, 2022	166,031	1,845.1	—	N/A
Revolving Credit Facility
December 31, 2022	1,470,758	1,845.1	—	N/A
December 31, 2021	1,144,422	1,702.0	—	N/A
June 2024 Notes
December 31, 2022	435,000	1,845.1	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	435,000	1,702.0	—	N/A
June 2026 Notes
December 31, 2022	400,000	1,845.1	—	N/A
December 31, 2021	400,000	1,702.0	—	N/A
May 2027 Notes
December 31, 2022	625,000	1,845.1	—	N/A
October 2027 Notes
December 31, 2022	350,000	1,845.1	—	N/A
September 2024 Notes
December 31, 2022	365,000	1,845.1	—	N/A
December 31, 2021	365,000	1,702.0	—	N/A
December 2026 Notes
December 31, 2022	1,250,000	1,845.1	—	N/A
December 31, 2021	1,250,000	1,702.0	—	N/A
November 2026 Eurobonds
December 31, 2022	534,975	1,845.1	—	N/A
December 31, 2021	569,958	1,702.0	—	N/A
November 2024 Notes
December 31, 2022	500,000	1,845.1	—	N/A
December 31, 2021	500,000	1,702.0	—	N/A
March 2027 Notes
December 31, 2022	1,000,000	1,845.1	—	N/A
December 31, 2021	1,000,000	1,702.0	—	N/A
January 2025 Notes
December 31, 2022	500,000	1,845.1	—	N/A
January 2029 Notes
December 31, 2022	650,000	1,845.1	—	N/A
March 2025 Notes
December 31, 2022	900,000	1,845.1	—	N/A
April 2026 UK Bonds
December 31, 2022	301,725	1,845.1	—	N/A
September 2025 Notes
December 31, 2022	800,000	1,845.1	—	N/A
2021-1 BSL Notes
December 31, 2022	663,000	1,845.1	—	N/A
December 31, 2021	663,000	1,702.0	—	N/A
2021-2 Notes
December 31, 2022	505,800	1,845.1	—	N/A
December 31, 2021	505,800	1,702.0	—	N/A
MML 2021-1 Debt
December 31, 2022	690,000	1,845.1	—	N/A
December 31, 2021	690,000	1,702.0	—	N/A
MML 2022-1 Debt
December 31, 2022	759,000	1,845.1	—	N/A
2022-1 BSL Debt

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	420,000	1,845.1	—	N/A
MML 2022-2 Debt
December 31, 2022	300,500	1,845.1	—	N/A
Short-Term Borrowings
December 31, 2022	619,377	1,845.1	—	N/A
December 31, 2021	718,156	1,702.0	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented, in thousands.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
As of December 31, 2022 and December 31, 2021, the aggregate principal amount of indebtedness outstanding was $26.8 billion and $18.3 billion, respectively.
Note 11. Joint Ventures
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
The Company and the Emerald JV partner initially committed to contribute up to $1,500 million and $500 million of capital, respectively, to the Emerald JV. The Company initially contributed $733.4 million of cash, and the Emerald JV Partner contributed net assets of $244.5 million (i.e., $977.8 million in net assets contributed less $733.4 million in cash received by the Emerald JV Partner) to the Emerald JV in exchange for initial equity ownership interests of 75% and 25%, respectively.
On September 26, 2022, the Company and the Emerald JV Partner agreed to increase their capital commitments to the Emerald JV to $2,250.0 million and $750.0 million, respectively. The Company made capital contributions to the Emerald JV in an aggregate amount of $940.5 million (consisting of cash capital contributions of $670.2 million and an in-kind capital contribution of investments valued at $270.3 million), the Emerald JV Partner made capital contributions to the Emerald JV of approximately $313.5 million (consisting of a cash contribution of $251.4 million and an in-kind capital contribution of investments valued at $62.1 million), and certain of the subsidiaries of the Company sold investments to the Emerald JV for an aggregate cash purchase price of $1,971.6 million. On December 22, 2022, the Company made further capital contributions of $222.0 million (consisting of a cash contribution of $124.3 million and an in-kind contribution of investments valued at approximately $97.7 million) and the Emerald JV partner made further capital contributions of $74.0 million. After giving effect to the foregoing transactions, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV remain 75% and 25%, respectively.
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
The Company has determined that the Emerald JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Further, the Company has a variable interest in the Emerald JV and has determined that the Emerald JV is a variable interest entity under ASC 810 - Consolidation (“ASC 810”). However, the Company is not deemed to be the primary beneficiary of the Emerald JV as there is equal power between the Company and JV Partner. Accordingly, the Company does not consolidate the Emerald JV.

The Company's investment in the Emerald JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2022.
The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2022:

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC (8)	L +	4.00%	8.17%	1/29/2027	$2,977	$2,882	$2,919	0.11%
Atlas CC Acquisition Corp. (10)	L +	4.25%	8.98%	5/25/2028	9,921	9,545	8,401	0.30
Loar Group, Inc. (4)(11)	L +	7.25%	11.63%	9/29/2023	28,049	28,049	28,049	1.01
Peraton Corp. (10)	L +	3.75%	8.13%	2/1/2028	5,472	5,382	5,353	0.19
TransDigm Inc (12)	SOFR +	6.15%	10.47%	2/22/2027	312	306	312	0.01
Vertex Aerospace Services Corp. (10)	L +	3.50%	7.88%	12/6/2028	2,978	2,990	2,930	0.11
						49,154	47,964	1.73
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	SOFR +	5.75%	9.13%	6/11/2027	24,489	24,287	24,244	0.88
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	10.57%	12/9/2026	38,931	38,931	38,931	1.41
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028	21,686	21,267	21,417	0.77
SEKO Global Logistics Network, LLC (4)(5)(11)	L +	4.75%	9.07%	12/30/2026	35,328	35,160	35,151	1.27
						119,645	119,743	4.33
Airlines
Air Canada (10)	L +	3.50%	8.13%	8/11/2028	3,980	3,946	3,946	0.14
American Airlines, Inc. (8)	L +	4.00%	8.17%	4/20/2028	3,815	3,938	3,805	0.14
KKR Apple Bidco, LLC (11)	L +	2.75%	7.13%	9/23/2028	5,955	5,786	5,883	0.21
United Airlines, Inc. (10)	L +	3.75%	8.11%	4/21/2028	3,980	3,955	3,941	0.14
						17,625	17,575	0.63
Auto Components
Clarios Global LP (8)	L +	3.25%	7.63%	4/30/2026	3,006	2,864	2,955	0.11
Beverages
Triton Water Holdings, Inc. (9)	L +	3.50%	8.23%	3/31/2028	5,945	5,808	5,550	0.20
Building Products
Cornerstone Building Brands, Inc. (9)	L +	3.25%	7.57%	4/12/2028	1,485	1,459	1,339	0.05
CP Atlas Buyer, Inc. (9)	L +	3.50%	7.88%	11/23/2027	3,961	3,970	3,484	0.13
Express Wash Concepts, LLC (4)(7)(11)	SOFR +	4.75%	8.88%	4/30/2027	20,448	20,359	19,224	0.70
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L +	6.00%	11.21%	2/26/2027	19,685	19,605	19,685	0.71
Griffon Corporation (9)	SOFR +	2.50%	7.01%	1/24/2029	2,470	2,405	2,432	0.09
iHeartCommunications, Inc. (11)	L +	3.00%	7.38%	5/1/2026	5,000	4,789	4,598	0.17
Kodiak BP, LLC (10)	L +	3.25%	7.98%	3/12/2028	4,950	4,895	4,659	0.17
Latham Pool Products, Inc. (7)(11)	SOFR +	3.75%	8.22%	2/23/2029	29,775	28,848	27,269	0.99
Lindstrom, LLC (4)(11)	SOFR +	6.25%	10.47%	4/7/2025	27,705	27,705	27,428	0.99
New Arclin US Holding Corp. (7)(9)	L +	3.75%	8.13%	10/2/2028	1,370	1,377	1,186	0.04

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Tamko Building Product, LLC (8)	L +	3.00%	7.73%	6/1/2026	2,977	2,885	2,891	0.10
First Lien Debt (continued)
Building Products (continued)
The Chamberlain Group, Inc. (9)	L +	3.25%	7.63%	11/3/2029	$4,950	$4,893	$4,678	0.17%
Windows Acquisition Holdings, Inc. (4)(5)(11)	L +	6.50%	11.23%	12/29/2026	10,668	10,668	10,668	0.39
						133,858	129,541	4.70
Capital Markets
Advisor Group Holdings, Inc. (8)	L +	4.50%	8.88%	7/31/2026	9,073	8,781	8,893	0.32
AllSpring Buyer, LLC (9)	L +	3.00%	7.75%	11/1/2028	1,985	1,994	1,962	0.07
Resolute Investment Managers, Inc. (11)	L +	4.25%	8.98%	4/30/2024	2,447	2,451	1,994	0.07
Situs-AMC Holdings Corporation (4)(11)	SOFR +	5.75%	10.23%	12/22/2027	96,200	94,928	95,238	3.45
Superannuation And Investments US, LLC (9)	L +	3.75%	8.13%	12/1/2028	1,980	1,991	1,953	0.07
The Edelman Financial Engines Center, LLC (10)	L +	3.50%	7.88%	4/7/2028	8,691	8,400	8,133	0.29
						118,545	118,173	4.27
Chemicals
DCG Acquisition Corp. (8)	SOFR +	4.50%	8.72%	9/30/2026	2,970	2,973	2,806	0.10
Dominion Colour Corporation (4)(11)(14)	L +	8.25%	11.19%	4/6/2024	10,970	10,918	5,567	0.20
Starfruit Finco BV (10)	L +	2.75%	10.13%	10/1/2025	1,980	1,902	1,957	0.07
						15,793	10,330	0.37
Commercial Services & Supplies
Access CIG, LLC (8)	L +	3.75%	7.82%	2/27/2025	5,791	5,753	5,685	0.21
Acrisure LLC (8)	SOFR +	5.75%	9.92%	2/15/2027	27,462	26,103	27,313	0.99
Allied Universal Holdco, LLC (9)	SOFR +	3.75%	8.17%	5/12/2028	8,920	8,687	8,492	0.31
Anticimex, Inc. (4)(9)	L +	4.00%	8.73%	11/16/2028	2,978	3,002	2,896	0.10
Anticimex, Inc. (4)(9)	L +	3.50%	5.25%	11/16/2028	24,938	23,695	24,127	0.87
Anticimex, Inc. (9)	L +	3.50%	8.23%	11/16/2028	4,966	4,764	4,805	0.17
Bazaarvoice, Inc. (4)(7)(8)	SOFR +	5.75%	10.37%	5/7/2028	19,619	19,619	19,619	0.71
Belfor Holdings, Inc. (8)	L +	4.00%	8.38%	4/6/2026	3,969	3,952	3,949	0.14
DG Investment Intermediate Holdings 2, Inc. (10)	SOFR +	3.75%	8.07%	3/31/2028	7,950	7,838	7,622	0.28
EAB Global, Inc. (9)	L +	3.50%	7.88%	8/16/2028	4,955	4,869	4,779	0.17
Energizer Holdings Inc (9)	L +	3.75%	8.13%	12/8/2028	4,716	4,689	4,523	0.16
eResearchTechnology, Inc. (11)	L +	4.50%	8.88%	2/4/2027	1,905	1,871	1,686	0.06
First Advantage Holdings, LLC (11)	L +	2.75%	7.13%	1/31/2027	6,000	5,892	5,903	0.21
Foundational Education Group, Inc. (4)(9)	SOFR +	3.75%	8.59%	8/31/2028	3,980	3,858	3,582	0.13
Garda World Security Corp. (8)	L +	4.25%	8.93%	10/30/2026	3,000	3,016	2,927	0.11
Garda World Security Corp. (8)	SOFR +	4.25%	8.53%	2/1/2029	5,985	5,755	5,776	0.21
Genuine Financial Holdings, LLC (8)	L +	3.75%	7.82%	7/11/2025	8,230	8,088	7,944	0.29
International SOS The Americas LP (8)	L +	4.50%	8.88%	9/7/2028	1,980	1,986	1,965	0.07
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	10.52%	12/15/2027	11,397	11,187	10,977	0.40

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
JSS Holdings, Inc. (4)(10)	L +	6.00%	10.34%	12/27/2028	$36,830	$36,599	$36,830	1.33%
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	10.04%	12/10/2027	20,589	20,194	20,399	0.74
KPSKY Acquisition, Inc. (4)(10)	L +	5.50%	9.54%	10/19/2028	136,343	129,600	128,503	4.65
PECF USS Intermediate Holding III Corp. (9)	L +	4.25%	8.63%	12/15/2028	2,970	2,986	2,488	0.09
Polyphase Elevator Holding Co. (4)(11)	L +	4.00%	9.17%	6/23/2027	19,799	19,291	19,106	0.69
Polyphase Elevator Holding Co. (4)(11)	SOFR +	5.50%	10.18%	6/3/2027	8,613	8,392	8,333	0.30
Recycle & Resource US, LLC (9)	L +	3.50%	8.23%	7/14/2028	2,977	2,990	2,714	0.10
Restaurant Technologies, Inc. (11)	SOFR +	4.25%	8.83%	4/2/2029	19,854	19,410	19,542	0.71
Revspring, Inc. (8)	L +	4.00%	8.73%	10/11/2025	2,969	2,972	2,873	0.10
The Action Environmental Group, Inc. (4)(12)	L +	6.00%	10.66%	1/16/2026	2,062	2,022	2,036	0.07
The Action Environmental Group, Inc. (4)(12)	SOFR +	6.00%	10.66%	1/16/2026	19,400	19,032	19,158	0.69
The Action Environmental Group, Inc. (4)(12)	L +	3.91%	9.91%	1/15/2026	5,925	5,856	5,850	0.21
The Action Environmental Group, Inc. (4)(12)	SOFR +	6.15%	10.47%	1/15/2026	5,387	5,325	5,319	0.19
						429,293	427,721	15.46
Communications Equipment
Commscope Inc (10)	L +	4.25%	8.98%	4/6/2026	299	283	282	0.01
Construction & Engineering
Atlas Intermediate III, LLC (4)(10)	L +	7.50%	11.59%	2/25/2028	24,317	24,256	24,074	0.87
Brookfield WEC Holdings, Inc. (10)	L +	3.75%	8.07%	8/1/2025	9,919	9,580	9,795	0.35
Pike Electric Corp. (10)	L +	5.00%	7.39%	1/21/2028	6,000	5,827	5,927	0.21
Pike Electric Corp. (10)	L +	3.50%	7.82%	1/21/2028	2,993	2,923	2,971	0.11
Refficiency Holdings, LLC (7)(10)	L +	3.75%	7.82%	12/16/2027	4,472	4,425	4,245	0.15
						47,011	47,012	1.69
Construction Materials
Quikrete Holdings, Inc. (11)	L +	3.00%	7.38%	6/11/2028	5,955	5,786	5,916	0.21
White Cap Buyer, LLC (9)	SOFR +	3.75%	8.07%	10/19/2027	5,180	5,004	5,018	0.18
						10,790	10,934	0.39
Containers & Packaging
Ascend Buyer, LLC (4)(10)	SOFR +	6.25%	10.67%	10/2/2028	75,545	74,815	74,789	2.71
Berlin Packaging, LLC (9)	L +	3.75%	7.88%	3/11/2028	8,920	8,722	8,603	0.31
Bway Holding Corporation (11)	L +	6.25%	10.63%	4/3/2024	1,979	1,962	1,936	0.07
Charter NEX US, Inc. (10)	L +	3.75%	8.13%	12/1/2027	6,467	6,227	6,294	0.23
Graham Packaging Co, Inc. (10)	L +	3.00%	7.38%	8/4/2027	4,455	4,407	4,385	0.16
Novolex, Inc. (9)	SOFR +	3.93%	8.60%	4/13/2029	8,955	8,647	8,551	0.31
ProAmpac PG Borrower, LLC (10)	L +	3.75%	7.87%	11/3/2025	2,977	2,986	2,859	0.10
Ring Container Technologies Group, LLC (9)	L +	3.50%	7.88%	8/12/2028	2,977	2,871	2,944	0.11
TricorBraun Holdings, Inc. (9)	L +	3.25%	7.63%	3/3/2028	7,300	7,019	6,982	0.25

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Containers & Packaging (continued)
Trident TPI Holdings, Inc. (8)	L +	3.25%	7.98%	9/15/2028	$3,005	$3,005	$2,975	0.11%
Trident TPI Holdings, Inc. (9)	L +	4.00%	7.67%	9/15/2028	5,951	5,720	5,729	0.21
						126,381	126,047	4.57
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	10.24%	12/10/2028	50,760	49,752	49,110	1.78
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	10.63%	10/17/2025	23,299	23,168	23,299	0.84
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	10.66%	12/29/2026	15,710	15,742	15,632	0.57
Genuine Cable Group, LLC (4)(10)	SOFR +	5.75%	10.17%	11/2/2026	32,141	31,677	31,498	1.14
Marcone Yellowstone Buyer, Inc. (4)(5)(10)	SOFR +	5.50%	10.98%	6/23/2028	82,800	80,814	79,488	2.88
Tailwind Colony Holding Corporation (4)(11)	L +	6.25%	10.98%	11/13/2024	31,575	31,156	31,101	1.13
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	10.32%	12/18/2027	39,559	39,457	38,867	1.41
						271,766	268,995	9.75
Diversified Consumer Services
Ascend Learning, LLC (9)	L +	3.50%	7.88%	12/11/2028	8,143	7,870	7,720	0.28
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	9.74%	7/20/2028	34,970	34,970	34,970	1.27
Colibri Group, LLC (10)	SOFR +	5.00%	8.74%	3/12/2029	3,970	3,935	3,716	0.13
Dreambox Learning Holding, LLC (4)(5)(10)	L +	6.25%	9.44%	12/1/2027	34,200	33,627	32,148	1.16
EM Bidco Limited (9)	SOFR +	4.25%	8.93%	7/6/2029	5,000	4,983	4,898	0.18
KUEHG Corp. (11)	L +	3.75%	8.48%	2/21/2025	6,938	6,795	6,680	0.24
Learning Care Group (11)	L +	3.25%	7.64%	3/13/2025	7,931	7,701	7,399	0.27
Pre-Paid Legal Services, Inc. (9)	L +	3.75%	8.13%	12/15/2028	7,940	7,773	7,654	0.28
Prime Security Service Borrower, LLC (9)	L +	3.75%	8.13%	9/23/2026	4,962	4,830	4,925	0.18
Renaissance Learning, Inc. (11)	SOFR +	4.50%	8.72%	3/30/2029	3,980	3,919	3,837	0.14
Rinchem Company, LLC (4)(9)	SOFR +	4.50%	9.18%	3/2/2029	3,980	3,962	3,771	0.14
University Support Services, LLC (9)	L +	3.25%	7.63%	2/10/2029	9,117	8,909	8,889	0.32
Weld North Education, LLC (9)	L +	3.75%	7.82%	12/21/2027	1,981	1,963	1,946	0.07
						131,237	128,553	4.66
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L +	5.75%	10.13%	4/28/2028	62,851	62,260	62,222	2.25
Citco Funding LLC (9)	L +	3.25%	7.63%	4/19/2028	7,357	7,174	7,321	0.26
Corporation Service Company (9)	SOFR +	3.25%	7.57%	11/2/2029	2,527	2,453	2,505	0.09
Mitchell International, Inc. (9)	L +	3.75%	8.41%	10/15/2028	8,436	8,182	7,799	0.28
Polaris Newco, LLC (9)	L +	4.00%	8.73%	6/2/2028	6,947	6,650	6,357	0.23
Sedgwick Claims Management Services, Inc. (8)	L +	3.25%	7.63%	12/31/2025	7,450	7,312	7,259	0.26
						94,031	93,463	3.37

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Zacapa, LLC (9)	SOFR +	4.25%	8.83%	3/22/2029		$5,955	$5,864	$5,739	0.21%
Zayo Group Holdings, Inc. (9)	SOFR +	4.25%	8.57%	3/9/2027		2,125	2,047	1,774	0.06
							7,911	7,513	0.27
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.25%	10.01%	3/26/2027		11,330	11,222	11,206	0.41
Electrical Equipment
Madison IAQ, LLC (9)	L +	3.25%	7.99%	6/21/2028		6,695	6,524	6,245	0.23
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(11)	L +	6.00%	10.75%	12/23/2026		14,805	14,628	13,842	0.50
Infinite Bidco, LLC (9)	L +	3.25%	7.98%	3/2/2028		2,970	2,982	2,858	0.10
Ingram Micro, Inc. (9)	L +	3.50%	8.23%	6/30/2028		2,970	2,982	2,933	0.11
							20,592	19,633	0.71
Energy Equipment & Services
Tetra Technologies, Inc. (4)(11)	L +	6.25%	10.63%	9/10/2025		22,793	22,793	22,793	0.82
Entertainment
CE Intermediate I, LLC (4)(9)	L +	4.00%	8.59%	11/10/2028		4,963	4,958	4,739	0.17
Recorded Books, Inc. (8)	SOFR +	4.00%	8.32%	8/29/2025		4,000	3,948	3,922	0.14
							8,906	8,661	0.31
Health Care Equipment & Supplies
Auris Luxembourg III Sarl (8)	L +	3.75%	8.68%	2/27/2026		7,936	7,618	7,122	0.26
CPI Buyer, LLC (4)(7)(10)	L +	5.50%	10.23%	11/1/2028		139,958	136,023	134,950	4.88
CSHC Buyerco, LLC (4)(7)(11)	L +	4.75%	9.48%	9/8/2026		7,452	7,297	7,287	0.26
Messer GMBH (9)	L +	2.50%	7.23%	3/2/2026		3,094	3,039	3,072	0.11
Mozart Borrower LP (9)	L +	3.25%	7.63%	10/23/2028		8,933	8,721	8,505	0.31
Natus Medical Incorporated (4)(9)	SOFR +	5.50%	8.68%	7/20/2029		3,720	3,490	3,460	0.13
Resonetics, LLC (10)	L +	4.00%	8.41%	4/28/2028		2,970	2,960	2,836	0.10
Sunshine Luxembourg VII S.à r.l, LLC (10)	L +	3.75%	8.48%	10/1/2026		9,912	9,650	9,517	0.34
							178,798	176,749	6.39
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(10)	L +	5.75%	10.13%	8/2/2028		136,388	134,914	134,343	4.86
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.50%	11.66%	5/7/2027		34,755	34,293	34,222	1.24
ADMI Corp. (9)	L +	3.75%	8.13%	12/23/2027		5,949	5,758	5,434	0.20
Amerivet Partners Management, Inc. (4)(5)(10)	SOFR +	5.50%	10.23%	2/25/2028		97,017	94,344	93,136	3.37
Canadian Hospital Specialties Ltd. (4)(5)(11)	C +	4.50%	9.36%	4/14/2028	CAD	29,924	21,745	21,919	0.79
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028		20,885	20,519	19,708	0.71
CHG Healthcare Services, Inc. (9)	L +	3.25%	7.63%	9/29/2028		8,932	8,600	8,758	0.32

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
DCA Investment Holdings, LLC (4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028	$29,079	$28,805	$28,788	1.04%
DCA Investment Holdings, LLC (4)(10)	SOFR +	6.00%	9.53%	4/3/2028	1,186	1,175	1,174	0.04
Electron Bidco, Inc. (9)	L +	3.00%	7.38%	11/1/2028	6,948	6,766	6,775	0.25
Epoch Acquisition, Inc. (4)(11)	SOFR +	6.00%	10.19%	10/4/2024	29,118	29,104	28,972	1.05
Forefront Management Holdings, LLC (4)(7)(10)	SOFR +	4.25%	8.57%	4/1/2029	7,337	7,224	7,169	0.26
Global Medical Response, Inc. (11)	L +	4.25%	8.42%	10/2/2025	4,955	4,861	3,502	0.13
Heartland Dental, LLC (4)(8)	L +	4.00%	8.39%	4/30/2025	39,126	37,679	36,913	1.34
ICS US Holdings, Inc. (4)(9)	SOFR +	4.50%	8.40%	6/8/2028	35,000	32,726	32,375	1.17
Jayhawk Buyer, LLC (4)(11)	L +	5.00%	9.73%	10/15/2026	31,267	31,017	30,954	1.12
LifePoint Health, Inc. (8)	L +	3.75%	8.16%	11/16/2025	7,000	6,995	6,616	0.24
Midwest Physician Administrative Services, LLC (10)	L +	3.25%	7.98%	3/12/2028	2,970	2,974	2,743	0.10
National Mentor Holdings, Inc. (10)	L +	3.75%	8.33%	3/2/2028	3,019	2,556	2,127	0.08
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	9.98% (incl. 5.11% PIK)	7/16/2027	16,674	16,612	16,507	0.60
NMSC Holdings, Inc. (10)	SOFR +	5.25%	9.67%	2/23/2029	3,075	3,046	2,532	0.09
Onex TSG Intermediate Corp. (10)	L +	4.75%	9.16%	2/28/2028	1,980	1,993	1,773	0.06
Pathway Vet Alliance, LLC (8)	L +	3.75%	8.13%	3/31/2027	4,955	4,868	4,154	0.15
Pediatric Associates Holding Co., LLC (7)(9)	L +	3.25%	7.63%	12/29/2028	3,709	3,694	3,519	0.13
PetVet Care Centers, LLC (10)	L +	3.50%	7.88%	2/14/2025	6,445	6,292	6,077	0.22
Phoenix Guarantor, Inc. (8)	L +	3.50%	7.88%	3/5/2026	8,425	8,249	7,930	0.29
PSKW Intermediate, LLC (4)(11)	L +	6.25%	10.64%	3/9/2026	36,754	36,754	36,754	1.33
Radnet, Inc. (10)	L +	3.00%	7.73%	4/21/2028	4,270	4,271	4,166	0.15
Reverb Buyer, Inc. (9)	L +	3.50%	7.88%	11/1/2028	3,973	3,939	3,733	0.14
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	10.48%	12/23/2028	147,128	144,323	144,137	5.22
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	10.51%	1/2/2029	15,379	15,092	14,893	0.54
Surgery Centers Holdings, Inc. (10)	L +	3.75%	8.05%	8/31/2026	8,958	8,790	8,867	0.32
U.S. Anesthesia Partners, Inc. (9)	L +	4.25%	8.37%	10/1/2028	2,970	2,984	2,835	0.10
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	10.18%	11/18/2027	25,917	25,543	25,617	0.93
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028	6,595	6,457	5,379	0.19
WP CityMD Bidco, LLC (9)	L +	4.25%	8.37%	12/22/2028	7,139	7,028	7,133	0.26
						811,990	801,634	29.03

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
Edifecs, Inc. (4)(10)	L +	5.50%	10.23%	9/21/2026	$9,770	$9,653	$9,672	0.35%
Edifecs, Inc. (4)(11)	L +	7.50%	12.23%	9/21/2026	17,899	18,327	18,257	0.66
GI Ranger Intermediate, LLC (4)(10)	SOFR +	6.00%	10.73%	10/29/2028	44,801	44,152	44,129	1.60
Imprivata, Inc. (10)	SOFR +	4.25%	8.57%	12/1/2027	4,975	4,844	4,812	0.17
Netsmart Technologies, Inc. (10)	L +	4.00%	8.38%	10/1/2027	3,932	3,896	3,797	0.14
Project Ruby Ultimate Parent Corp. (4)(10)	SOFR +	5.75%	10.07%	3/10/2028	49,875	48,436	48,379	1.75
Waystar Technologies, Inc. (8)	L +	4.00%	8.38%	10/22/2026	6,949	6,762	6,845	0.25
						136,070	135,891	4.92
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L +	3.50%	7.88%	8/17/2028	6,947	6,741	6,880	0.25
Fertitta Entertainment, LLC (9)	SOFR +	4.00%	8.32%	1/27/2029	6,948	6,660	6,619	0.24
GVC Finance LLC (8)	SOFR +	3.50%	8.18%	10/31/2029	915	903	912	0.03
GVC Holdings Gibraltar, Ltd. (11)	L +	4.25%	8.63%	3/29/2027	2,977	2,918	2,960	0.11
IRB Holding Corp. (10)	SOFR +	3.00%	7.32%	12/15/2027	7,373	7,199	7,166	0.26
IRB Holding Corp. (10)	SOFR +	3.00%	7.32%	2/5/2025	1,979	1,981	1,965	0.07
Scientific Games Holdings LP (9)	SOFR +	3.50%	7.10%	4/4/2029	1,995	1,896	1,907	0.07
Tacala Investment Corp. (10)	L +	3.50%	7.88%	2/5/2027	7,943	7,789	7,659	0.28
Twin River Worldwide Holdings, Inc. (9)	L +	3.25%	7.54%	10/2/2028	5,360	5,196	4,974	0.18
Whatabrands, LLC (9)	L +	3.25%	7.63%	8/3/2028	8,775	8,489	8,501	0.31
						49,772	49,543	1.80
Household Durables
AI Aqua Merger Sub, Inc. (7)(9)	SOFR +	3.75%	8.09%	7/31/2028	8,540	8,208	8,034	0.29
Fluidra SA (9)	SOFR +	2.00%	8.48%	1/29/2029	1,990	1,985	1,898	0.07
Hunter Douglas, Inc. (9)	SOFR +	3.50%	7.86%	2/26/2029	3,150	3,136	2,788	0.10
						13,329	12,720	0.46
Industrial Conglomerates
Engineered Machinery Holdings, Inc. (10)	L +	3.75%	8.48%	5/19/2028	3,970	3,829	3,850	0.14
FCG Acquisitions, Inc. (9)	L +	3.75%	8.48%	3/31/2028	8,925	8,693	8,509	0.31
SPX Flow, Inc. (9)	SOFR +	4.50%	8.92%	4/5/2029	1,995	1,920	1,869	0.07
Vertical US Newco, Inc. (9)	L +	3.50%	6.87%	7/30/2027	4,060	4,027	3,917	0.14
Victory Buyer, LLC (4)(9)	L +	3.75%	8.10%	11/19/2028	9,962	9,390	8,393	0.30
						27,859	26,538	0.96
Insurance
Alera Group, Inc. (4)(10)	SOFR +	6.00%	10.42%	10/2/2028	46,833	45,929	45,897	1.66
Alliant Holdings Intermediate, LLC (10)	L +	3.50%	7.63%	11/5/2027	1,979	1,968	1,956	0.07
Alliant Holdings Intermediate, LLC (9)	L +	3.50%	7.85%	11/6/2027	2,970	2,985	2,907	0.11
AssuredPartners, Inc. (9)	SOFR +	3.50%	7.82%	2/12/2027	25,061	24,267	24,755	0.90

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Baldwin Risk Partners, LLC (9)	L +	3.50%	7.79%	10/14/2027	$6,937	$6,846	$6,781	0.25%
BroadStreet Partners, Inc. (8)	L +	3.00%	7.38%	1/27/2027	7,931	7,702	7,707	0.28
Foundation Risk Partners Corp. (4)(10)	SOFR +	6.00%	10.68%	10/29/2028	76,800	76,058	76,032	2.75
Galway Borrower, LLC (4)(5)(10)	L +	5.25%	8.99%	9/30/2028	44,873	43,790	43,751	1.58
High Street Buyer, Inc. (4)(5)(10)	L +	6.00%	10.73%	4/14/2028	6,784	6,735	6,733	0.24
Howden Group Holdings Limited (10)	L +	3.25%	7.69%	11/12/2027	4,485	4,487	4,375	0.16
HUB International Limited (10)	L +	3.25%	7.53%	4/25/2025	8,401	8,207	8,327	0.30
NFP Corp. (8)	L +	3.25%	7.63%	2/15/2027	9,266	8,997	8,886	0.32
PGIS Intermediate Holdings, LLC (4)(5)(10)	L +	5.50%	10.63%	10/16/2028	63,658	61,661	61,589	2.23
RSC Acquisition, Inc. (4)(5)(10)	SOFR +	5.50%	10.10%	10/30/2026	45,925	44,972	44,662	1.62
SG Acquisition, Inc. (4)(9)	L +	5.00%	9.17%	1/27/2027	77,653	77,587	77,653	2.81
USI, Inc. (9)	L +	3.75%	8.33%	11/22/2029	6,874	6,806	6,823	0.25
						428,997	428,834	15.53
Interactive Media & Services
Ancestry.com Operations, Inc (9)	L +	3.25%	7.63%	12/6/2027	2,970	2,974	2,757	0.10
Cengage Learning, Inc. (11)	L +	4.75%	7.81%	7/14/2026	1,485	1,496	1,339	0.05
MH Sub I, LLC (11)	L +	3.75%	8.13%	9/13/2024	7,930	7,798	7,722	0.28
Project Boost Purchaser, LLC (8)	L +	4.00%	8.39%	6/1/2026	6,944	6,772	6,711	0.24
Red Planet Borrower, LLC (9)	L +	3.75%	8.13%	10/2/2028	4,950	4,934	3,123	0.11
SurveyMonkey, Inc. (8)	L +	3.75%	8.14%	10/10/2025	567	566	550	0.02
William Morris Endeavor Entertainment, LLC (9)	L +	3.75%	8.14%	5/18/2025	4,979	4,802	4,885	0.18
						29,342	27,087	0.98
Internet & Direct Marketing Retail
Donuts, Inc. (4)(7)(11)	SOFR +	6.00%	10.43%	12/29/2026	42,454	42,207	42,029	1.52
Prodege International Holdings, LLC (4)(10)	L +	5.75%	10.52%	12/15/2027	21,157	20,842	20,734	0.75
						63,049	62,763	2.27

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services
AI Altius Bidco, Inc. (4)(5)(10)	L +	5.50%	10.65%	12/21/2028	$38,554	$37,809	$37,783	1.37%
Dcert Buyer, Inc. (8)	SOFR +	4.00%	8.70%	10/16/2026	10,165	9,820	9,842	0.36
Endurance International Group Holdings, Inc. (10)	L +	3.50%	7.72%	2/10/2028	4,459	4,350	4,024	0.15
Park Place Technologies, LLC (11)	SOFR +	5.00%	9.42%	11/10/2027	26,550	25,593	25,106	0.91
Razor Holdco, LLC (4)(10)	L +	5.75%	9.42%	10/25/2027	25,740	25,310	25,225	0.91
Sabre GLBL, Inc. (9)	L +	3.50%	7.57%	12/17/2027	4,962	4,720	4,534	0.16
Sabre GLBL, Inc. (9)	L +	3.50%	7.88%	6/30/2028	4,765	4,536	4,417	0.16
Turing Midco, LLC (9)	L +	2.75%	6.88%	3/24/2028	2,774	2,737	2,754	0.10
Virtusa Corp. (10)	L +	3.75%	8.13%	2/11/2028	1,990	1,933	1,926	0.07
Virtusa Corp. (10)	L +	3.75%	8.17%	2/15/2029	3,970	3,935	3,843	0.14
						120,743	119,454	4.33
Leisure Products
Motion Finco, LLC (8)	L +	3.25%	7.98%	11/12/2026	8,436	8,077	8,068	0.29
Recess Holdings, Inc. (11)	L +	3.75%	8.16%	9/30/2024	2,178	2,176	2,170	0.08
						10,253	10,238	0.37
Life Sciences Tools & Services
Cambrex Corp. (10)	SOFR +	3.50%	7.92%	12/4/2026	5,946	5,869	5,790	0.21
Curia Global, Inc. (10)	L +	3.75%	8.16%	8/30/2026	10,188	9,889	8,440	0.31
						15,758	14,230	0.52
Machinery
Pro Mach Group, Inc. (11)	L +	4.00%	8.38%	8/31/2028	6,095	5,976	5,942	0.22
Media
Clear Channel Outdoor Holdings, Inc. (8)	L +	3.50%	7.91%	8/21/2026	1,980	1,953	1,808	0.07
Radiate Holdco, LLC (10)	L +	3.25%	7.63%	9/25/2026	3,960	3,966	3,235	0.12
Univision Communications, Inc. (10)	L +	3.25%	7.63%	3/15/2026	4,341	4,338	4,286	0.16
UPC Financing Partnership (11)	L +	3.00%	7.24%	1/31/2029	5,500	5,405	5,385	0.19
Virgin Media Bristol, LLC (11)	L +	3.25%	7.57%	1/31/2029	3,500	3,460	3,475	0.13
						19,122	18,189	0.67
Metals & Mining
SCIH Salt Holdings, Inc. (10)	L +	4.00%	8.41%	3/16/2027	3,951	3,911	3,851	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP (9)	L +	3.75%	8.48%	6/5/2028	7,925	7,876	7,900	0.29
Eagle Midstream Canada Finance, Inc. (4)(10)	SOFR +	6.25%	10.52%	8/15/2028	25,906	25,542	25,518	0.92
Freeport LNG Investments, LLLP (9)	L +	3.50%	7.74%	12/21/2028	4,932	4,896	4,701	0.17
KKR Alberta Midstrean Finance, Inc. (4)(10)	SOFR +	6.25%	10.52%	8/15/2028	14,094	13,896	13,882	0.50
						52,210	52,001	1.88

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Paper & Forest Products
Profile Products, LLC (4)(10)	L +	5.50%	10.14%	11/12/2027	$76,192	$74,685	$74,478	2.69%
Pharmaceuticals
ANI Pharmaceuticals, Inc. (10)	L +	6.00%	10.38%	11/19/2027	51,534	49,372	48,957	1.77
Jazz Pharmaceuticals, Inc. (10)	L +	4.75%	8.49%	5/5/2028	3,571	3,572	3,545	0.13
						52,944	52,502	1.90
Professional Services
ALKU, LLC (4)(10)	SOFR +	5.25%	9.67%	3/1/2028	18,669	18,590	18,669	0.68
Aqgen Island Holdings, Inc. (9)	L +	3.50%	8.25%	8/2/2028	7,940	7,657	7,606	0.28
Armor Holdco, Inc. (9)	SOFR +	4.50%	9.54%	12/11/2028	4,205	4,127	4,179	0.15
Camelot US Acquisition, LLC (11)	L +	3.00%	7.38%	10/30/2026	3,548	3,475	3,500	0.13
Cast & Crew Payroll, LLC (9)	SOFR +	3.75%	8.07%	12/29/2028	4,950	4,948	4,892	0.18
CFGI Holdings, LLC (4)(10)	L +	5.00%	9.39%	11/2/2027	121,504	121,504	121,504	4.40
Deerfield Dakota Holding, LLC (11)	SOFR +	3.75%	8.07%	4/9/2027	9,916	9,717	9,286	0.34
Galaxy US Opco, Inc. (9)	SOFR +	4.75%	9.07%	4/29/2029	5,000	4,887	4,538	0.16
IG Investments Holdings, LLC (4)(5)(10)	L +	6.00%	10.38%	9/22/2028	136,361	135,703	135,679	4.91
Kwor Acquisition, Inc. (4)(10)	L +	5.50%	9.64%	12/22/2028	92,164	89,047	88,938	3.22
National Intergovernmental Purchasing Alliance Co. (8)	SOFR +	3.50%	8.08%	5/23/2025	4,967	4,924	4,912	0.18
Sherlock Buyer Corp. (4)(10)	L +	5.75%	10.48%	12/8/2028	27,805	27,424	26,832	0.97
The Dun & Bradstreet Corporation (9)	L +	3.75%	8.07%	2/6/2026	8,013	7,745	7,953	0.29
Trans Union, LLC (9)	L +	2.25%	6.63%	12/1/2028	2,389	2,399	2,370	0.09
Trinity Air Consultants Holdings Corp. (4)(10)	L +	5.25%	10.18%	6/29/2027	118,000	116,846	116,820	4.23
VT Topco, Inc. (7)(10)	L +	3.75%	8.13%	8/1/2025	6,059	6,016	5,887	0.21
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	9.84%	11/8/2028	29,340	28,826	28,593	1.03
						593,835	592,158	21.45
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L +	5.25%	8.92%	5/26/2027	14,627	14,584	14,140	0.51
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028	18,138	18,291	18,138	0.66
						32,875	32,278	1.17
Road & Rail
Gruden Acquisition, Inc. (4)(5)(11)	L +	5.50%	7.75%	7/1/2028	81,142	80,165	80,128	2.90
Software
2U, Inc. (10)	L +	5.75%	10.16%	12/30/2024	67,442	65,101	64,956	2.35
Apex Group Treasury LLC (9)	L +	6.75%	11.41%	7/27/2028	22,000	20,680	21,450	0.78
Apex Group Treasury, LLC (4)(9)	L +	3.75%	8.26%	7/27/2028	41,092	38,476	40,045	1.45
Boxer Parent Company, Inc. (8)	L +	3.75%	8.13%	10/2/2025	8,089	7,872	7,764	0.28
Brown Group Holdings, LLC (11)	L +	2.50%	6.88%	6/7/2028	5,953	5,696	5,855	0.21
Cloudera, Inc. (9)	L +	3.75%	8.13%	10/8/2028	8,201	7,914	7,759	0.28

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Community Brands ParentCo, LLC (4)(5)(10)	SOFR +	5.75%	10.17%	2/24/2028	$75,940	$74,480	$74,421	2.69%
Confine Visual Bidco (4)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029	31,852	30,946	30,158	1.09
ConnectWise, LLC (9)	L +	3.50%	7.88%	9/29/2028	4,455	4,462	4,243	0.15
Delta Topco, Inc. (10)	SOFR +	3.75%	8.15%	12/1/2027	3,970	3,939	3,680	0.13
ECI Macola Max Holding, LLC (10)	L +	3.75%	8.48%	11/9/2027	6,947	6,718	6,686	0.24
EP Purchaser, LLC (9)	L +	3.25%	7.63%	11/6/2028	3,474	3,466	3,443	0.12
Epicor Software Corp. (10)	L +	3.25%	7.63%	7/30/2027	9,911	9,657	9,539	0.35
Flexera Software, LLC (10)	L +	3.75%	8.14%	3/3/2028	5,589	5,469	5,377	0.19
GI Consilio Parent, LLC (9)	L +	4.00%	8.38%	5/12/2028	7,153	7,005	6,785	0.25
GovernmentJobs.com, Inc. (4)(7)(10)	L +	5.50%	9.88%	12/1/2028	23,423	22,927	22,823	0.83
GraphPAD Software, LLC (4)(11)	L +	5.50%	6.50%	4/27/2027	15,557	15,409	15,402	0.56
Greeneden U.S. Holdings II, LLC (10)	L +	4.00%	8.38%	12/1/2027	4,455	4,456	4,287	0.16
HS Purchaser, LLC (10)	SOFR +	4.00%	8.19%	11/19/2026	3,962	3,932	3,582	0.13
Hyland Software, Inc. (10)	L +	3.50%	7.88%	7/1/2024	3,961	3,941	3,916	0.14
Idera, Inc. (10)	L +	3.75%	7.50%	3/2/2028	2,970	2,979	2,808	0.10
Informatica, LLC (11)	L +	2.75%	7.19%	10/27/2028	1,588	1,570	1,562	0.06
ION Trading Finance Ltd. (8)	L +	4.75%	9.48%	4/3/2028	7,803	7,454	7,421	0.27
Ivanti Software, Inc. (10)	L +	4.00%	8.73%	12/1/2027	1,980	1,970	1,568	0.06
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	11.23%	2/8/2026	14,983	14,868	14,758	0.53
Maverick Acquisition, Inc. (4)(10)	SOFR +	2.50%	9.28%	5/18/2028	27,500	26,206	26,125	0.95
Medallia, Inc. (4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028	46,458	45,713	45,529	1.65
Mitnick Purchaser, Inc. (9)	SOFR +	4.75%	8.94%	5/2/2029	4,988	4,965	4,685	0.17
Monk Holding Co. (4)(7)(10)	L +	5.50%	9.67%	12/1/2027	110,608	108,230	108,578	3.93
MRI Software, LLC (5)(11)	L +	5.50%	10.23%	2/10/2026	10,178	9,890	9,809	0.35
Nintex Topco Limited (4)(10)	L +	6.00%	10.73%	11/13/2028	32,836	32,237	30,702	1.11
NortonLifeLock, Inc. (9)	SOFR +	2.00%	6.42%	9/12/2029	4,000	3,980	3,941	0.14
Perforce Software, Inc. (8)	L +	3.75%	8.13%	7/1/2026	1,342	1,338	1,254	0.05
Project Alpha Intermediate Holding, Inc. (8)	L +	4.00%	8.39%	4/26/2024	2,970	2,965	2,904	0.11
Proofpoint, Inc. (5)(9)	L +	3.25%	7.98%	8/31/2028	8,895	8,560	8,575	0.31
Quest Software US Holdings, Inc. (9)	SOFR +	4.25%	8.49%	2/1/2029	3,990	3,955	3,096	0.11
RealPage, Inc. (9)	L +	3.00%	7.38%	4/24/2028	7,932	7,713	7,559	0.27
Relativity ODA, LLC (4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027	53,210	52,472	52,403	1.90
Rocket Software, Inc. (8)	L +	4.25%	8.63%	11/28/2025	1,492	1,440	1,438	0.05
Rocket Software, Inc. (9)	L +	4.25%	8.63%	11/28/2025	5,434	5,286	5,247	0.19
S2P Acquisition Borrower, Inc. (8)	SOFR +	4.00%	8.32%	8/14/2026	4,959	4,912	4,831	0.17

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
SolarWinds Holdings Inc. (10)	SOFR +	4.00%	8.32%	2/5/2027	$2,930	$2,930	$2,906	0.11%
Sophia, LP (9)	L +	3.50%	8.23%	10/7/2027	9,925	9,561	9,602	0.35
Sovos Compliance, LLC (9)	L +	4.50%	8.88%	8/11/2028	3,965	3,964	3,663	0.13
SS&C Technologies, Inc. (9)	SOFR +	2.25%	6.67%	3/22/2029	4,265	4,169	4,197	0.15
Stamps.com, Inc. (4)(10)	L +	5.75%	10.13%	10/5/2028	29,775	29,264	29,031	1.05
Stamps.com, Inc. (4)(10)	L +	5.75%	10.13%	10/5/2028	29,775	29,264	29,031	1.05
Surf Holdings, LLC (8)	L +	3.50%	8.23%	3/5/2027	4,958	4,886	4,820	0.17
Symphony Technology Group (5)(10)	L +	4.75%	9.17%	7/27/2028	1,985	1,989	1,709	0.06
Symphony Technology Group (5)(9)	SOFR +	3.75%	7.97%	3/1/2029	5,970	5,863	5,573	0.20
The Ultimate Software Group, Inc. (9)	L +	3.25%	7.00%	5/4/2026	9,174	8,928	8,750	0.32
Triple Lift, Inc. (4)(7)(10)	SOFR +	5.50%	10.12%	5/5/2028	60,795	60,203	59,553	2.15
Vision Solutions, Inc. (10)	L +	4.00%	8.36%	4/24/2028	6,019	5,963	5,000	0.18
VS Buyer, LLC (11)	L +	3.00%	7.38%	2/28/2027	3,057	3,016	2,979	0.11
						861,249	853,778	30.89
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.18%	7.18%	5/3/2026	36,866	36,508	36,866	1.33
EG Dutch Finco BV (8)	L +	4.00%	8.73%	2/7/2025	5,961	5,732	5,644	0.20
						42,240	42,510	1.53
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	SOFR +	6.75%	11.17%	2/28/2026	29,237	29,125	28,067	1.02
Trading Companies & Distributors
Core and Main, LP (11)	SOFR +	2.50%	7.42%	7/27/2028	3,980	3,898	3,940	0.14
Foundation Building Materials, Inc. (9)	L +	3.25%	7.66%	1/31/2028	6,940	6,700	6,587	0.24
Icebox Holdco III, Inc. (9)	L +	3.50%	8.23%	12/22/2028	5,953	5,888	5,514	0.20
LBM Acquisition, LLC (10)	L +	3.75%	7.12%	12/17/2027	3,960	3,958	3,451	0.12
Park River Holdings, Inc. (10)	L +	3.25%	6.99%	12/28/2027	3,403	3,349	2,991	0.11
Porcelain Acquisition Corp. (4)(7)(11)	L +	5.75%	10.48%	4/1/2027	8,783	8,593	8,721	0.32
Specialty Building Products Holdings, LLC (9)	L +	3.25%	7.64%	10/15/2028	1,985	1,996	1,794	0.06
SRS Distribution, Inc. (9)	SOFR +	3.50%	7.92%	6/2/2028	9,930	9,713	9,517	0.34
The Cook & Boardman Group, LLC (11)	SOFR +	5.75%	9.99%	10/17/2025	46,970	44,734	40,101	1.45
						88,829	82,616	2.98
Transportation Infrastructure
First Student Bidco, Inc. (9)	L +	3.00%	7.73%	7/21/2028	3,093	3,088	2,805	0.10
Froneri International PLC (11)	L +	2.25%	6.63%	1/29/2027	4,918	4,787	4,796	0.17
Frontline Road Safety, LLC (4)(10)	L +	5.75%	6.68%	5/3/2027	13,251	12,854	12,456	0.45
Roadsafe Holdings, Inc. (4)(11)	L +	5.75%	10.87%	10/19/2027	18,856	18,670	18,668	0.68
						39,399	38,725	1.40

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR +	4.00%	8.58%	12/17/2027		$6,745	$6,574	$6,462	0.23%
Total First Lien Debt							5,521,131	5,460,255	197.58
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC (9)	L +	3.50%	7.88%	12/10/2029		5,301	4,705	4,588	0.17
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,117	8,170	0.30
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	13.17%	10/15/2027		24,712	24,530	24,527	0.89
							32,647	32,697	1.19
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	11.35%	11/1/2029		66,704	65,449	57,199	2.07
Life Sciences Tools & Services
Curia Global, Inc. (4)(10)	L +	6.50%	10.91%	8/31/2029		37,847	37,028	29,521	1.07
Phoenix Newco, Inc. (4)(9)	L +	6.50%	10.88%	11/15/2029		37,847	37,027	36,995	1.34
							74,055	66,516	2.41
Software
Apex Group Treasury, LLC (4)(9)	L +	6.75%	11.48%	7/27/2029		3,622	3,639	3,486	0.13
Apex Group Treasury, LLC (9)	L +	3.75%	8.26%	7/27/2028		34,225	34,389	32,941	1.19
Proofpoint, Inc. (5)(9)	L +	3.25%	7.98%	8/31/2028		37,847	36,913	36,538	1.32
Vision Solutions, Inc. (5)(10)	L +	7.25%	11.61%	4/23/2029		37,847	32,460	28,231	1.02
							107,401	101,196	3.66
Total Second Lien Debt							284,257	262,196	9.49
Bonds
Aerospace & Defense
Howmet Aerospace Inc (8)		5.90%	5.90%	2/1/2027		1,360	1,389	1,355	0.05
Automobiles
Ford Motor Co (8)		4.13%	4.13%	8/4/2025		2,610	2,505	2,449	0.09
Banks
Barclays PLC (8)		5.20%	5.20%	5/12/2026		2,570	2,540	2,502	0.09
Barclays PLC (8)		4.84%	4.84%	5/9/2028		860	812	794	0.03
Barclays PLC (8)		2.85%	2.85%	5/7/2026		2,100	1,961	1,953	0.07
Huntington Bancshares Inc (8)		4.44%	4.44%	8/4/2028		620	598	592	0.02
Lloyds Banking Group PLC (8)		4.65%	4.65%	3/24/2026		5,000	4,849	4,794	0.17
Synchrony Bank (8)		5.40%	5.40%	8/22/2025		5,000	4,946	4,912	0.18
Synovus Financial Corp (8)		5.20%	5.20%	8/11/2025		100	99	99	0.00
							15,805	15,646	0.56

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Building Products
Trane Technologies Luxembourg Finance SA (8)	3.80%	3.80%	3/21/2029	$460	$432	$424	0.02%
Capital Markets
FactSet Research Systems Inc (8)	2.90%	2.90%	3/1/2027	1,810	1,672	1,646	0.06
Jefferies Financial Group Inc. (8)	4.15%	4.15%	1/23/2030	2,650	2,424	2,372	0.09
MSCI Inc. (8)	4.00%	4.00%	11/15/2029	200	183	175	0.01
Nomura Holdings Inc (8)	1.65%	1.65%	7/14/2026	2,250	1,986	1,961	0.07
Nomura Holdings Inc (8)	2.33%	2.33%	1/22/2027	1,270	1,134	1,114	0.04
StoneX Group Inc. (8)	8.63%	8.63%	6/15/2025	1,740	1,777	1,760	0.06
					9,176	9,028	0.33
Chemicals
Ingevity Corp (8)	3.88%	3.88%	11/1/2028	480	421	414	0.01
Minerals Technologies Inc. (8)	5.00%	5.00%	7/1/2028	1,240	1,123	1,107	0.04
Westlake Corp (8)	3.60%	3.60%	8/15/2026	3,400	3,235	3,199	0.12
					4,779	4,720	0.17
Commercial Services & Supplies
Clean Harbors Inc. (8)	4.88%	4.88%	7/15/2027	740	718	702	0.03
Communications Equipment
Juniper Networks Inc (8)	3.75%	3.75%	8/15/2029	2,230	2,029	1,992	0.07
Motorola Solutions Inc (8)	4.60%	4.60%	5/23/2029	4,110	4,018	3,920	0.14
					6,047	5,912	0.21
Construction & Engineering
Fluor Corp (8)	4.25%	4.25%	9/15/2028	1,870	1,719	1,686	0.06
Quanta Services Inc (8)	0.95%	0.95%	10/1/2024	1,830	1,695	1,686	0.06
					3,414	3,372	0.12
Consumer Finance
FirstCash Inc (8)	5.63%	5.63%	1/1/2030	3,460	3,216	3,084	0.11
Navient Corp (8)	6.75%	6.75%	6/25/2025	4,060	4,011	3,904	0.14
Navient Corp (8)	4.88%	4.88%	3/15/2028	460	393	379	0.01
OneMain Finance Corp (8)	6.88%	6.88%	3/15/2025	3,070	3,040	2,956	0.11
PRA Group Inc (8)	5.00%	5.00%	10/1/2029	860	727	711	0.03
SLM Corp (8)	4.20%	4.20%	10/29/2025	240	227	220	0.01
					11,614	11,254	0.41
Containers & Packaging
Berry Global, Inc.(8)	1.65%	1.65%	1/15/2027	3,320	2,872	2,844	0.10
OI European Group BV (8)	4.75%	4.75%	2/15/2030	550	491	482	0.02
TriMas Corp (8)	4.13%	4.13%	4/15/2029	150	133	131	0.00
					3,496	3,457	0.12

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Diversified Consumer Services
Block Financial LLC (8)	2.50%	2.50%	7/15/2028	$3,220	$2,796	$2,743	0.10%
Prime Security Services Borrower LLC (8)	5.75%	5.75%	4/15/2026	2,800	2,783	2,701	0.10
Service Corp International (8)	4.63%	4.63%	12/15/2027	3,900	3,712	3,650	0.13
					9,291	9,094	0.33
Electric Utilities
NextEra Energy Operating Partners LP (8)	4.25%	4.25%	7/15/2024	180	177	175	0.01
Electronic Equipment, Instruments & Components
Avnet Inc (8)	4.63%	4.63%	4/15/2026	1,990	1,937	1,917	0.07
CDW LLC (8)	2.67%	2.67%	12/1/2026	1,740	1,572	1,548	0.06
CDW LLC (8)	3.28%	3.28%	12/1/2028	4,280	3,733	3,672	0.13
Flex Ltd (8)	4.88%	4.88%	6/15/2029	5,000	4,769	4,715	0.17
Jabil Inc (8)	4.25%	4.25%	5/15/2027	5,000	4,798	4,736	0.17
Teledyne Technologies Inc (8)	1.60%	1.60%	4/1/2026	1,340	1,209	1,200	0.04
TTM Technologies Inc (8)	4.00%	4.00%	3/1/2029	630	560	541	0.02
					18,578	18,329	0.66
Energy Equipment & Services
Enerflex Ltd (8)	9.00%	9.00%	10/15/2027	2,920	2,964	2,916	0.11
Equity Real Estate Investment
EPR Properties (8)	4.95%	4.95%	4/15/2028	430	380	368	0.01
Equity Real Estate Investment Trusts (REITs)
Brixmor Operating Partnership LP (8)	4.13%	4.13%	6/15/2026	3,780	3,609	3,569	0.13
Iron Mountain Inc (8)	4.88%	4.88%	9/15/2027	2,670	2,535	2,460	0.09
Iron Mountain Inc (8)	5.25%	5.25%	3/15/2028	1,120	1,065	1,032	0.04
Service Corp International (8)	7.50%	7.50%	9/15/2025	3,910	3,829	3,731	0.14
					11,038	10,792	0.40
Food Products
Campbell Soup Co (8)	4.15%	4.15%	3/15/2028	880	857	842	0.03
Conagra Brands Inc (8)	4.85%	4.85%	11/1/2028	700	696	684	0.02
Conagra Brands Inc (8)	1.38%	1.38%	11/1/2027	2,580	2,187	2,153	0.08
Lamb Weston Holdings Inc (8)	4.88%	4.88%	5/15/2028	2,820	2,726	2,677	0.10
					6,466	6,356	0.23
Gas Utilities
Superior General Partner Inc (8)	4.50%	4.50%	3/15/2029	330	290	283	0.01

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Health Care Providers & Services
Centene Corp (8)	4.25%	4.25%	12/15/2027	$2,330	$2,226	$2,190	0.08%
HCA Inc. (8)	4.50%	4.50%	2/15/2027	5,360	5,224	5,174	0.19
Molina Healthcare Inc (8)	4.38%	4.38%	6/15/2028	120	112	110	0.00
Universal Health Services Inc (8)	1.65%	1.65%	9/1/2026	2,560	2,229	2,198	0.08
					9,791	9,672	0.35
Hotels, Restaurants & Leisure
Hilton Domestic Operating Co Inc (8)	3.75%	3.75%	5/1/2029	400	359	347	0.01
Hyatt Hotels Corp (8)	4.38%	4.38%	9/15/2028	4,220	3,933	3,869	0.14
New Red Finance Inc (8)	3.88%	3.88%	1/15/2028	2,080	1,923	1,865	0.07
New Red Finance Inc (8)	3.50%	3.50%	2/15/2029	2,900	2,559	2,491	0.09
Vail Resorts Inc (8)	6.25%	6.25%	5/15/2025	940	952	942	0.03
Yum! Brands Inc (8)	4.75%	4.75%	1/15/2030	1,680	1,595	1,544	0.06
					11,321	11,058	0.40
Household Durables
D.R. Horton Inc (8)	1.30%	1.30%	10/15/2026	3,860	3,370	3,324	0.12
Lennar Corp (8)	4.75%	4.75%	11/29/2027	1,830	1,789	1,767	0.06
LGI Homes Inc (8)	4.00%	4.00%	7/15/2029	790	622	611	0.02
M/I Homes Inc (8)	3.95%	3.95%	2/15/2030	560	448	453	0.02
Meritage Homes Corp (8)	3.88%	3.88%	4/15/2029	1,100	955	934	0.03
Taylor Morrison Communities Inc (8)	5.88%	5.88%	6/15/2027	640	640	616	0.02
Taylor Morrison Communities Inc (8)	5.75%	5.75%	1/15/2028	840	815	788	0.03
Tempur Sealy International Inc (8)	4.00%	4.00%	4/15/2029	1,920	1,680	1,616	0.06
Toll Brothers Finance Corp (8)	4.88%	4.88%	3/15/2027	5,120	4,905	4,896	0.18
					15,224	15,005	0.54
Independent Power and Renewable Electricity Producers
DPL INC (8)	4.13%	4.13%	7/1/2025	2,260	2,174	2,127	0.08
Drax Finco PLC (8)	6.63%	6.63%	11/1/2025	2,450	2,367	2,345	0.08
					4,541	4,472	0.16
Industrial Conglomerates
Icahn Enterprises LP (8)	4.75%	4.75%	9/15/2024	1,180	1,154	1,134	0.04
Icahn Enterprises LP (8)	5.25%	5.25%	5/15/2027	3,520	3,329	3,231	0.12
					4,483	4,365	0.16
Insurance
Willis North America Inc (8)	4.65%	4.65%	6/15/2027	2,820	2,769	2,728	0.10

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
IT Services
CGI Inc (8)	1.45%	1.45%	9/14/2026	$2,190	$1,952	$1,940	0.07%
Gartner Inc. (8)	3.63%	3.63%	6/15/2029	4,100	3,714	3,608	0.13
					5,666	5,548	0.20
Machinery
Allison Transmission Inc (8)	4.75%	4.75%	10/1/2027	820	777	762	0.03
Allison Transmission Inc (8)	5.88%	5.88%	6/1/2029	3,470	3,389	3,265	0.12
CNH Industrial NV (8)	3.85%	3.85%	11/15/2027	2,370	2,251	2,224	0.08
Weir Group PLC (8)	2.20%	2.20%	5/13/2026	3,810	3,449	3,383	0.12
					9,866	9,634	0.35
Media
Sirius XM Radio Inc (8)	5.00%	5.00%	8/1/2027	4,460	4,245	4,132	0.15
Metals & Mining
Carpenter Technology Corp (8)	6.38%	6.38%	7/15/2028	3,280	3,179	3,125	0.11
FMG Resources August 2006 Pty Ltd (8)	5.88%	5.88%	4/15/2030	2,880	2,752	2,687	0.10
Freeport-McMoRan Inc (8)	4.13%	4.13%	3/1/2028	5,000	4,697	4,633	0.17
Mineral Resources Ltd (8)	8.00%	8.00%	11/1/2027	4,300	4,487	4,403	0.16
Steel Dynamics Inc (8)	3.45%	3.45%	4/15/2030	4,620	4,169	4,073	0.15
					19,284	18,921	0.69
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Trust Inc (8)	3.75%	3.75%	12/31/2024	4,640	4,476	4,362	0.16
Multiline Retail
Macy's Retail Holdings LLC (8)	5.88%	5.88%	3/15/2030	520	470	452	0.02
Oil, Gas & Consumable Fuels
Antero Midstream Partners LP (8)	5.75%	5.75%	3/1/2027	3,590	3,524	3,400	0.12
Crestwood Midstream Partners LP (8)	5.63%	5.63%	5/1/2027	1,500	1,437	1,398	0.05
DCP Midstream Operating LP (8)	5.38%	5.38%	7/15/2025	2,880	2,887	2,858	0.10
DCP Midstream Operating LP (8)	5.63%	5.63%	7/15/2027	2,270	2,302	2,256	0.08
EnLink Midstream Partners LP (8)	4.85%	4.85%	7/15/2026	1,640	1,583	1,544	0.06
Hess Corp (8)	4.30%	4.30%	4/1/2027	3,790	3,670	3,625	0.13
Hess Midstream Operations LP (8)	5.13%	5.13%	6/15/2028	2,810	2,664	2,603	0.09
Holly Energy Partners LP (8)	6.38%	6.38%	4/15/2027	4,120	4,156	4,053	0.15
Matador Resources Co (8)	5.88%	5.88%	9/15/2026	2,170	2,119	2,090	0.08
NuStar Logistics LP (8)	6.00%	6.00%	6/1/2026	2,750	2,710	2,653	0.10
ONEOK Inc (8)	4.55%	4.55%	7/15/2028	2,420	2,330	2,289	0.08
PBF Holding Co LLC (8)	7.25%	7.25%	6/15/2025	4,400	4,330	4,355	0.16
Phillips 66 Partners LP (8)	3.75%	3.75%	3/1/2028	3,150	2,959	2,905	0.11
Spectra Energy Partners LP (8)	3.38%	3.38%	10/15/2026	470	445	438	0.02

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Oil, Gas & Consumable Fuels (continued)
Sunoco LP (8)	4.50%	4.50%	5/15/2029		$3,010	$2,738	$2,637	0.10%
						39,854	39,104	1.43
Paper & Forest Products
Louisiana-Pacific Corp (8)	3.63%	3.63%	3/15/2029		1,910	1,687	1,658	0.06
Personal Products
Edgewell Personal Care Co (8)	5.50%	5.50%	6/1/2028		820	785	768	0.03
Pharmaceuticals
Royalty Pharma PLC (8)	1.75%	1.75%	9/2/2027		680	587	577	0.02
Professional Services
Booz Allen Hamilton Inc (8)	3.88%	3.88%	9/1/2028		4,320	3,972	3,835	0.14
Real Estate Management & Development
Howard Hughes Corp (8)	5.38%	5.38%	8/1/2028		2,250	2,080	2,031	0.07
Howard Hughes Corp (8)	4.13%	4.13%	2/1/2029		180	156	151	0.01
						2,236	2,182	0.08
Road & Rail
Ryder System Inc (8)	4.30%	4.30%	6/15/2027		1,000	969	959	0.03
Semiconductors & Semiconductor Equipment
Broadcom Corp (8)	3.88%	3.88%	1/15/2027		5,450	5,219	5,163	0.19
ON Semiconductor Corp (8)	3.88%	3.88%	9/1/2028		150	136	131	0.00
Qorvo Inc (8)	1.75%	1.75%	12/15/2024		4,770	4,414	4,399	0.16
						9,769	9,693	0.35
Software
Fair Isaac Corp (8)	4.00%	4.00%	6/15/2028		4,770	4,404	4,337	0.16
Oracle Corp (8)	2.80%	2.80%	4/1/2027		1,150	1,059	1,048	0.04
Tangerine Bidco SPA (4)(8)	6.50%	6.50%	12/30/2029	EUR	66,000	67,855	68,325	2.47
TeamSystem SpA (4)(8)	6.50%	6.50%	2/15/2028	EUR	35,000	33,348	36,325	1.31
						106,666	110,035	3.98
Specialty Retail
Abercrombie & Fitch Management Co (8)	8.75%	8.75%	7/15/2025		1,700	1,700	1,669	0.06
Asbury Automotive Group, Inc. (8)	4.75%	4.75%	3/1/2030		660	573	553	0.02
Bath & Body Works Inc (8)	9.38%	9.38%	7/1/2025		2,410	2,618	2,577	0.09
Foot Locker Inc (8)	4.00%	4.00%	10/1/2029		440	370	343	0.01
Gap Inc (8)	3.63%	3.63%	10/1/2029		1,940	1,538	1,371	0.05
Sonic Automotive Inc (8)	4.63%	4.63%	11/15/2029		440	372	353	0.01
						7,171	6,866	0.24

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Technology Hardware, Storage & Peripherals
VMware Inc (8)	3.90%	3.90%	8/21/2027	$3,030	$2,874	$2,833	0.10%
Xerox Holdings Corp (8)	5.50%	5.50%	8/15/2028	1,680	1,436	1,347	0.05
					4,310	4,180	0.15
Textiles, Apparel & Luxury Goods
PVH Corp (8)	4.63%	4.63%	7/10/2025	1,810	1,765	1,749	0.06
Thrifts & Mortgage Finance
MGIC Investment Corp (8)	5.25%	5.25%	8/15/2028	1,620	1,533	1,496	0.05
NMI Holdings Inc (8)	7.38%	7.38%	6/1/2025	2,060	2,116	2,084	0.08
Radian Group Inc (8)	6.63%	6.63%	3/15/2025	2,850	2,857	2,816	0.10
					6,506	6,396	0.23
Trading Companies & Distributors
Air Lease Corp (8)	1.88%	1.88%	8/15/2026	5,030	4,447	4,375	0.16
GATX Corp (8)	3.25%	3.25%	9/15/2026	270	254	251	0.01
					4,701	4,626	0.17
Trading Companies & Distributors
AerCap Ireland Capital DAC / AerCap Global Aviation Trust (8)	3.88%	3.88%	1/23/2028	2,850	2,608	2,568	0.09
AerCap Ireland Capital DAC / AerCap Global Aviation Trust (8)	4.63%	4.63%	10/15/2027	2,280	2,165	2,121	0.08
AerCap Ireland Capital DAC / AerCap Global Aviation Trust (8)	3.00%	3.00%	10/29/2028	540	467	453	0.02
United Rentals North America Inc (8)	4.88%	4.88%	1/15/2028	1,800	1,747	1,710	0.06
					6,987	6,852	0.25
Total Bonds					398,660	396,461	14.35

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units (4)				2,547,048	$4,305	$5,680	0.21%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				194	208	155	0.01
Mode Holdings, L.P. - Class A-2 Common Units (4)				1,230,769	2,215	2,400	0.09
					2,423	2,555	0.10
Distributors
Box Co-Invest Blocker, LLC (4)				780,000	780	694	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)		11.50%		974,662	1,133	1,184	0.04
Deneb Ultimate Topco, LLC - Class A Units (4)				728	728	575	0.02
					1,861	1,759	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				797	210	227	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				429	113	122	0.00
					323	349	0.01
Software
Lobos Parent, Inc. - Series A Preferred Shares (4)		10.50%		5,773	5,700	6,134	0.22
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				3,936	376	275	0.01
Equity Total					15,768	17,446	0.63
Total Investments — non-controlled/non-affiliated					6,219,816	6,136,358	222.04
Total Investments — non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units (4)(14)				502,415	1,828	3,190	0.12
Total Equity					1,828	3,190	0.12
Total Investments — non-controlled/affiliated					1,828	3,190	0.12
Investments—controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units (4)(14)				3,000,000	3,542	3,762	0.14%
Total Equity					3,542	3,762	0.14
Total Investments - controlled/affiliated					3,542	3,762	0.14
Total Investment Portfolio					6,225,186	6,143,310	222.29

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$5,107	$5,107	0.18%
Other Cash and Cash Equivalents					118,005	118,005	4.27
Total Portfolio Investments, Cash and Cash Equivalents					$6,348,298	$6,266,422	226.75%
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD) and Euros (EUR). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$781	$(16)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	489	—
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/31/2028	519	—
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	1,363	—
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	7,311	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	2,832	—
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	6,094	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	7,175	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	3,511	(53)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	1,150	—
Cumming Group, Inc.	Revolver	5/26/2027	1,776	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	44	—
Donuts, Inc.	Delayed Draw Term Loan	12/29/2027	5,874	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/30/2027	14,500	—
Forefront Management Holdings, LLC	Delayed Draw Term Loan	3/23/2029	132	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	8,018	(80)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	3,414	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	1,939	(15)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	2,094	—
Latham Pool Products, Inc.	Delayed Draw Term Loan	2/18/2029	11,250	(942)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	2,542	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	3,686	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	202	(24)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	263	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	2,115	(62)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	3,721	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	1,442	—
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	1	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	5,185	(52)
Smile Doctors, LLC	Revolver	12/23/2027	2,425	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	2,139	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	507	—
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	2,160	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(19)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	117	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	(14)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	491	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	1,154	—
Total Unfunded Commitments			$133,525	$(1,395)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of December 31, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of December 31, 2022 was 1.50%.
(14)    Loan was on non-accrual status as of December 31, 2022.
The following table presents the selected consolidated statement of assets and liabilities information of the Emerald JV as of December 31, 2022:

December 31, 2022
ASSETS
Investments at fair value (cost of $6,225,186 at December 31, 2022)	$6,143,310
Cash and cash equivalents	123,112
Interest receivable	67,094
Receivable for investments sold	195,023
Deferred financing costs	12,664
Subscription receivable (1)	—
Other assets	65
Total assets	$6,541,268
LIABILITIES
Debt	$3,377,064
Distribution payable	91,832
Payable for investments purchased and other liabilities	308,750
Total liabilities	3,777,646
MEMBERS’ EQUITY
Members’ Equity	2,763,622
Total Members’ Equity	2,763,622
Total liabilities and member’s equity	$6,541,268
(1)    Amount rounds to less than one thousand.

The following table presents the selected consolidated statement of operations information of the Emerald JV as of December 31, 2022:

For the Year Ended December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$242,406
Payment-in-kind income	2,586
Dividend income	2,031
Other income	2,937
Total investment income	249,960
Expenses:
Interest expense	79,232
Other expenses	3,914
Total expenses	83,146
Net investment income before taxes	166,814
Tax expense	—
Net investment income after taxes	$166,814
Net realized and change in unrealized gain (loss) on investments
Net unrealized gain (loss) on investments	(82,456)
Net realized gain (loss) on investments	(6,965)
Total net realized and change in unrealized gain (loss) on investments	(89,421)
Net increase (decrease) in net assets resulting from operations	$77,393

BCRED Verdelite JV
BCRED Verdelite JV LP (“Verdelite JV”), a Delaware limited liability company, was formed as a joint venture between the Company and an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”), and commenced operations on October 21, 2022 and operates under a limited liability company agreement. The Verdelite JV’s principal purpose is to make investments, primarily in broadly syndicated loans.
On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute $147 million and $21 million of capital, respectively, to the Verdelite JV. The Company contributed $117.7 million (consisting of a cash contribution of $26.2 million and an in-kind capital contribution of investments valued at $91.5 million), and the Verdelite JV Partner contributed cash of $16.8 million, in exchange for initial equity ownership interests of 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner.
The Company has determined that the Verdelite JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Further, the Company has a variable interest in the Verdelite JV and has determined that the Verdelite JV is a variable interest entity under ASC 810. However, the Company is not deemed to be the primary beneficiary of the Verdelite JV as there is equal power between the Company and JV Partner. Accordingly, the Company does not consolidate the Verdelite JV.
The Company's investment in the Verdelite JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2022.

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2022:

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC (8)	L +	4.00%	8.17%	1/29/2027	$424	$421	$416	0.31%
Atlas CC Acquisition Corp. (10)	L +	4.25%	8.98%	5/25/2028	2,684	2,465	2,273	1.72
Peraton Corp. (10)	L +	3.75%	8.13%	2/1/2028	4,089	4,011	4,001	3.03
Vertex Aerospace Services Corp. (10)	L +	3.50%	7.88%	12/6/2028	4,090	4,045	4,024	3.04
						10,942	10,714	8.10
Air Freight & Logistics
The Kenan Advantage Group, Inc. (10)	L +	3.75%	8.13%	3/24/2026	3,591	3,499	3,509	2.65
Airlines
United Airlines, Inc. (10)	L +	3.75%	8.11%	4/21/2028	4,489	4,448	4,445	3.36
Auto Components
Clarios Global LP (5)(8)	SOFR +	3.25%	7.63%	4/30/2026	5,350	5,291	5,262	3.98
Beverages
Triton Water Holdings, Inc. (9)	L +	3.50%	8.23%	3/31/2028	3,491	3,214	3,260	2.47
Building Products
Griffon Corporation (9)	SOFR +	2.50%	7.01%	1/24/2029	1,258	1,243	1,238	0.94

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
The Chamberlain Group, Inc. (9)	L +	3.25%	7.63%	11/3/2029	2,593	2,431	2,451	1.85
						3,674	3,689	2.79
Capital Markets
Advisor Group Holdings, Inc. (8)	L +	4.50%	8.88%	7/31/2026	5,336	5,214	5,231	3.96
The Edelman Financial Engines Center, LLC (10)	L +	3.50%	7.88%	4/7/2028	2,743	2,641	2,567	1.94
						7,855	7,798	5.90
Chemicals
WR Grace Holdings, LLC (9)	L +	3.75%	8.50%	9/22/2028	3,591	3,553	3,534	2.67
Commercial Services & Supplies
Access CIG, LLC (8)	L +	3.75%	7.82%	2/27/2025	4,289	4,166	4,210	3.18
Allied Universal Holdco, LLC (9)	SOFR +	3.75%	8.17%	5/12/2028	3,591	3,413	3,419	2.59
Anticimex, Inc. (9)	L +	3.50%	8.23%	11/16/2028	4,439	4,341	4,295	3.25
APX Group, Inc. (11)	L +	3.25%	6.73%	7/10/2028	5,336	5,090	5,289	4.00
DG Investment Intermediate Holdings 2, Inc. (10)	SOFR +	3.75%	8.07%	3/31/2028	4,987	4,805	4,782	3.62
EAB Global, Inc. (9)	L +	3.50%	7.88%	8/16/2028	4,090	3,968	3,944	2.98
Energizer Holdings Inc (9)	L +	3.75%	8.13%	12/8/2028	3,600	3,444	3,452	2.61
Garda World Security Corp. (8)	L +	4.25%	8.93%	10/30/2026	5,350	5,167	5,219	3.95
Genuine Financial Holdings, LLC (8)	L +	3.75%	8.33%	7/11/2025	3,589	3,559	3,464	2.62
						37,953	38,074	28.80

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction & Engineering
Refficiency Holdings, LLC (10)	L +	3.75%	7.82%	12/16/2027	$3,493	$3,395	$3,316	2.51%
Construction Materials
White Cap Buyer, LLC (9)	SOFR +	3.75%	8.07%	10/19/2027	4,150	4,012	4,020	3.04
Containers & Packaging
Berlin Packaging, LLC (9)	L +	3.75%	7.88%	3/11/2028	4,539	4,438	4,377	3.31
Charter NEX US, Inc. (10)	L +	3.75%	8.13%	12/1/2027	5,350	5,261	5,207	3.94
Novolex, Inc. (9)	SOFR +	3.93%	8.60%	4/13/2029	5,337	5,223	5,096	3.85
ProAmpac PG Borrower, LLC (10)	L +	3.75%	7.96%	11/3/2025	4,090	3,962	3,927	2.97
Ring Container Technologies Group, LLC (9)	L +	3.50%	7.88%	8/12/2028	2,150	2,135	2,126	1.61
TricorBraun Holdings, Inc. (9)	L +	3.25%	7.63%	3/3/2028	4,090	3,923	3,912	2.96
Trident TPI Holdings, Inc. (9)	L +	4.00%	7.67%	9/15/2028	5,337	5,147	5,137	3.89
						30,089	29,782	22.53
Diversified Consumer Services
Ascend Learning, LLC (9)	L +	3.50%	7.88%	12/11/2028	3,192	3,045	3,026	2.29
Colibri Group, LLC (10)	SOFR +	5.00%	8.87%	3/12/2029	4,289	4,141	4,014	3.04
KUEHG Corp. (11)	L +	3.75%	8.48%	2/21/2025	4,987	4,912	4,802	3.63
Learning Care Group (11)	L +	3.25%	7.61%	3/13/2025	4,987	4,848	4,652	3.52
Pre-Paid Legal Services, Inc. (9)	L +	3.75%	8.13%	12/15/2028	5,337	5,236	5,144	3.89
SSH Group Holdings, Inc. (8)	L +	4.25%	7.92%	7/30/2025	4,948	4,860	4,847	3.67
University Support Services, LLC (9)	L +	3.25%	7.63%	2/10/2029	3,591	3,540	3,501	2.65
Weld North Education, LLC (9)	L +	3.75%	7.72%	12/21/2027	4,090	4,049	4,017	3.04
						34,631	34,003	25.73
Diversified Financial Services
Mitchell International, Inc. (9)	L +	3.75%	8.41%	10/15/2028	2,992	2,809	2,766	2.09
Polaris Newco, LLC (9)	L +	4.00%	8.73%	6/2/2028	5,312	5,073	4,860	3.68
Sedgwick Claims Management Services, Inc. (8)	L +	3.25%	7.63%	12/31/2025	4,987	4,884	4,859	3.68
						12,766	12,485	9.45
Diversified Telecommunication Services
Numericable US, LLC (8)	L +	2.75%	7.16%	7/31/2025	2,100	1,961	1,999	1.51
Numericable US, LLC (8)	L +	3.69%	7.77%	1/31/2026	2,200	2,048	2,044	1.55
Zacapa, LLC (9)	SOFR +	4.25%	8.83%	3/22/2029	4,090	3,956	3,941	2.98
						7,965	7,984	6.04

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electrical Equipment
Madison IAQ, LLC (9)	L +	3.25%	7.99%	6/21/2028	$4,090	$3,864	$3,815	2.89%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC (9)	L +	3.25%	7.98%	3/2/2028	2,693	2,584	2,592	1.96
Presidio, Inc. (8)	SORF +	3.50%	7.92%	1/22/2027	3,591	3,556	3,540	2.68
						6,140	6,132	4.64
Entertainment
Recorded Books, Inc. (8)	SOFR +	4.00%	8.32%	8/29/2025	3,600	3,552	3,530	2.67
Health Care Equipment & Supplies
Auris Luxembourg III Sarl (8)	L +	3.75%	8.68%	2/27/2026	2,169	1,971	1,947	1.47
Resonetics, LLC (10)	L +	4.00%	8.41%	4/28/2028	4,090	3,955	3,906	2.95
Sunshine Luxembourg VII S.à r.l, LLC (10)	L +	3.75%	8.48%	10/1/2026	5,311	5,162	5,100	3.86
						11,088	10,953	8.28
Health Care Providers & Services
ADMI Corp. (9)	L +	3.75%	8.13%	12/23/2027	2,593	2,459	2,369	1.79
Electron Bidco, Inc. (9)	L +	3.00%	7.38%	11/1/2028	5,337	5,226	5,204	3.94
LifePoint Health, Inc. (8)	L +	3.75%	8.16%	11/16/2025	3,575	3,338	3,379	2.56
Pediatric Associates Holding Co., LLC (7)(9)	L +	3.25%	7.63%	12/29/2028	611	597	579	0.44
Surgery Centers Holdings, Inc. (10)	L +	3.75%	8.05%	8/31/2026	4,823	4,645	4,774	3.61
						16,265	16,305	12.34
Health Care Technology
athenahealth, Inc. (7)(9)	SOFR +	3.50%	7.82%	2/15/2029	3,577	3,197	3,189	2.41
Netsmart Technologies, Inc. (10)	L +	4.00%	8.38%	10/1/2027	4,439	4,325	4,286	3.24
Verscend Holding Corp. (8)	L +	4.00%	8.38%	8/27/2025	4,090	4,077	4,072	3.08
Waystar Technologies, Inc. (8)	L +	4.00%	8.38%	10/22/2026	4,189	4,132	4,126	3.12
						15,731	15,673	11.85
Hotels, Restaurants & Leisure
Alterra Mountain Company (9)	L +	3.50%	7.88%	8/17/2028	5,336	5,284	5,285	4.00
Fertitta Entertainment, LLC (9)	SOFR +	4.00%	8.32%	1/27/2029	4,289	4,155	4,087	3.09
IRB Holding Corp. (10)	SOFR +	3.00%	7.32%	12/15/2027	4,100	4,006	3,985	3.01
Mic Glen, LLC (9)	L +	3.50%	7.88%	7/21/2028	4,450	4,291	4,244	3.21
Tacala Investment Corp. (10)	L +	3.50%	7.88%	2/5/2027	4,089	3,947	3,943	2.98
Twin River Worldwide Holdings, Inc. (9)	L +	3.25%	7.54%	10/2/2028	3,491	3,366	3,240	2.45
Whatabrands, LLC (9)	L +	3.25%	7.63%	8/3/2028	3,591	3,494	3,479	2.63
						28,543	28,263	21.37
Household Durables
AI Aqua Merger Sub, Inc. (9)	SOFR +	3.75%	7.97%	7/31/2028	5,337	5,146	5,040	3.81

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Industrial Conglomerates
FCG Acquisitions, Inc. (9)	L +	3.75%	8.48%	3/31/2028	$4,987	$4,785	$4,755	3.60%
SPX Flow, Inc. (9)	SOFR +	4.50%	8.92%	4/5/2029	2,594	2,470	2,429	1.84
Vertical US Newco, Inc. (9)	L +	3.50%	6.87%	7/30/2027	5,337	5,143	5,149	3.89
						12,398	12,333	9.33
Insurance
Acrisure LLC (9)	L +	4.25%	8.63%	2/15/2027	666	636	646	0.49
Acrisure LLC (9)	L +	3.75%	8.13%	2/15/2027	2,992	2,828	2,850	2.16
Alliant Holdings Intermediate, LLC (8)	L +	3.25%	7.63%	5/9/2025	712	700	704	0.53
Alliant Holdings Intermediate, LLC (9)	L +	3.50%	7.85%	11/6/2027	2,893	2,822	2,831	2.14
AssuredPartners, Inc. (9)	L +	3.50%	7.88%	2/12/2027	5,312	5,130	5,157	3.90
Baldwin Risk Partners, LLC (9)	L +	3.50%	7.79%	10/14/2027	5,336	5,284	5,216	3.95
BroadStreet Partners, Inc. (8)	L +	3.00%	7.38%	1/27/2027	5,336	5,179	5,185	3.92
Howden Group Holdings Limited (10)	L +	3.25%	7.69%	11/12/2027	5,336	5,235	5,206	3.94
HUB International Limited (10)	L +	3.25%	7.53%	4/25/2025	4,987	4,930	4,949	3.74
NFP Corp. (8)	L +	3.25%	7.63%	2/15/2027	5,336	5,123	5,117	3.87
						37,867	37,861	28.64
Interactive Media & Services
MH Sub I, LLC (11)	L +	3.75%	8.13%	9/13/2024	5,336	5,249	5,197	3.93
Project Boost Purchaser, LLC (9)	L +	3.50%	7.88%	5/30/2026	4,090	3,981	3,954	2.99
						9,230	9,151	6.92
IT Services
Dcert Buyer, Inc. (8)	SOFR +	4.00%	8.70%	10/16/2026	4,089	3,965	3,960	3.00
Endurance International Group Holdings, Inc. (10)	L +	3.50%	7.72%	2/10/2028	3,591	3,249	3,241	2.45
Virtusa Corp. (10)	L +	3.75%	8.13%	2/11/2028	4,090	4,030	3,959	2.99
						11,244	11,160	8.44
Leisure Products
Motion Finco, LLC (8)	L +	3.25%	7.98%	11/12/2026	2,804	2,722	2,682	2.03
Life Sciences Tools & Services
Curia Global, Inc. (10)	L +	3.75%	8.16%	8/30/2026	4,289	3,870	3,553	2.69
LSCS Holdings, Inc. (9)	L +	4.50%	8.88%	12/16/2028	2,481	2,379	2,377	1.80
Packaging Coordinators Midco, Inc. (10)	L +	3.50%	8.23%	11/30/2027	4,090	3,992	3,889	2.94
						10,241	9,819	7.43
Machinery
Pro Mach Group, Inc. (11)	L +	4.00%	8.38%	8/31/2028	4,289	4,216	4,181	3.16
Titan Acquisition Ltd. (8)	L +	3.00%	5.88%	3/28/2025	2,992	2,856	2,803	2.12
						7,072	6,984	5.28

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Media
Radiate Holdco, LLC (10)	L +	3.25%	7.63%	9/25/2026	$2,992	$2,742	$2,445	1.85%
Oil, Gas & Consumable Fuels
CQP Holdco, LP (9)	L +	3.75%	8.48%	6/5/2028	5,336	5,304	5,320	4.02
Professional Services
APFS Staffing Holdings, Inc. (4)(9)	SOFR +	4.00%	8.09%	12/29/2028	3,970	3,860	3,801	2.88
Aqgen Island Holdings, Inc. (9)	L +	3.50%	8.25%	8/2/2028	4,289	4,174	4,109	3.11
Camelot US Acquisition LLC (4)(11)	SOFR +	3.00%	7.38%	10/30/2026	4,300	4,252	4,241	3.21
Cast & Crew Payroll, LLC (8)	L +	3.50%	7.88%	2/9/2026	3,541	3,505	3,499	2.65
Deerfield Dakota Holding, LLC (11)	SOFR +	3.75%	8.07%	4/9/2027	5,311	5,159	4,974	3.76
Inmar, Inc. (11)	L +	4.00%	8.73%	5/1/2024	4,089	3,751	3,732	2.82
National Intergovernmental Purchasing Alliance Co. (8)	SOFR +	3.50%	8.08%	5/23/2025	722	716	714	0.54
VT Topco, Inc. (7)(10)	L +	3.75%	8.13%	8/1/2025	3,878	3,811	3,766	2.85
						29,228	28,836	21.82
Software
Apex Group Treasury, LLC (9)	L +	3.75%	8.26%	7/27/2028	3,591	3,456	3,438	2.60
Apttus Corp. (10)	L +	4.25%	8.66%	5/8/2028	3,600	3,427	3,384	2.56
Boxer Parent Company, Inc. (8)	L +	3.75%	8.13%	10/2/2025	3,589	3,494	3,445	2.61
Cloudera, Inc. (9)	L +	3.75%	8.13%	10/8/2028	3,600	3,419	3,406	2.58
ConnectWise, LLC (9)	L +	3.50%	7.88%	9/29/2028	3,566	3,434	3,397	2.57
Cornerstone OnDemand, Inc. (9)	L +	3.75%	8.13%	10/16/2028	2,194	1,974	1,970	1.49
ECI Macola Max Holding, LLC (10)	L +	3.75%	8.48%	11/9/2027	3,541	3,461	3,408	2.58
Epicor Software Corp. (10)	L +	3.25%	7.63%	7/30/2027	3,591	3,507	3,456	2.61
GI Consilio Parent, LLC (9)	L +	4.00%	8.38%	5/12/2028	2,145	2,045	2,034	1.54
Greeneden U.S. Holdings II, LLC (10)	L +	4.00%	8.38%	12/1/2027	3,600	3,557	3,464	2.62
HS Purchaser, LLC (10)	SOFR +	4.00%	8.19%	11/19/2026	3,591	3,262	3,247	2.46
Idera, Inc. (10)	L +	3.75%	7.50%	3/2/2028	2,145	2,043	2,028	1.53
Mitnick Purchaser, Inc. (9)	SOFR +	4.75%	8.94%	5/2/2029	4,439	4,302	4,170	3.15
NortonLifeLock, Inc. (9)	SOFR +	2.00%	6.42%	9/12/2029	5,350	5,318	5,271	3.99
Project Alpha Intermediate Holding, Inc. (8)	L +	4.00%	8.39%	4/26/2024	4,439	4,359	4,341	3.28
RealPage, Inc. (9)	L +	3.00%	7.38%	4/24/2028	5,312	5,113	5,062	3.83
Rocket Software, Inc. (8)	L +	4.25%	8.63%	11/28/2025	3,591	3,501	3,461	2.62
S2P Acquisition Borrower, Inc. (8)	SOFR +	4.00%	8.32%	8/14/2026	3,591	3,493	3,498	2.65
Sophia, LP (9)	L +	3.50%	8.23%	10/7/2027	5,336	5,173	5,163	3.91
Sovos Compliance, LLC (9)	L +	4.50%	8.88%	8/11/2028	3,591	3,518	3,317	2.51
Surf Holdings, LLC (8)	L +	3.50%	8.23%	3/5/2027	3,591	3,546	3,491	2.64
Symphony Technology Group (5)(10)	L +	4.75%	9.17%	7/27/2028	3,600	3,280	3,099	2.34
Symphony Technology Group (5)(9)	SOFR +	3.75%	7.97%	3/1/2029	3,591	3,430	3,352	2.54

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
The Ultimate Software Group, Inc. (9)	L +	3.25%	7.00%	5/4/2026	$5,386	$5,245	$5,137	3.89%
TransDigm Inc (12)	SOFR +	6.15%	10.47%	2/22/2027	187	184	187	0.14
Vision Solutions, Inc. (10)	L +	4.00%	8.36%	4/24/2028	2,194	1,865	1,823	1.38
						89,406	88,049	66.62
Specialty Retail
EG America, LLC (9)	L +	4.25%	8.98%	3/31/2026	4,443	4,092	4,173	3.16
Trading Companies & Distributors
Icebox Holdco III, Inc. (9)	L +	3.50%	8.23%	12/22/2028	2,145	2,008	1,986	1.50
SRS Distribution, Inc. (9)	SOFR +	3.50%	7.88%	6/2/2028	4,100	3,924	3,930	2.97
						5,932	5,916	4.47
Wireless Telecommunication Services
CCI Buyer, Inc. (10)	SOFR +	4.00%	8.58%	12/17/2027	4,489	4,378	4,300	3.25
Total First Lien Debt						495,472	490,615	371.11
Total Investment Portfolio						495,472	490,615	371.11
Cash and Cash Equivalents
Other Cash and Cash Equivalents						2,767	2,767	2.09
Total Portfolio Investments, Cash and Cash Equivalents						$498,239	$493,382	373.20%
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	$(515)	$—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	(43)	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	(112)	—
Total Unfunded Commitments			$(670)	$—

(8)    There are no interest rate floors on these investments.

(9)    The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of December 31, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of December 31, 2022 was 1.50%.

The following table presents the selected consolidated statement of assets and liabilities information of the Verdelite JV as of December 31, 2022:

Year Ended December 31, 2022
ASSETS
Investments at fair value (cost of $495,472 at December 31, 2022)	$490,615
Cash and cash equivalents	2,767
Interest receivable	4,539
Receivable for investments sold	1,624
Total assets	$499,545
LIABILITIES
Debt	$365,000
Interest payable and other liabilities	2,342
Total liabilities	367,342
MEMBERS’ EQUITY
Members’ Equity	132,203
Total Members’ Equity	132,203
Total liabilities and member’s equity	$499,545
The following table presents the selected consolidated statement of operations information of the Verdelite JV as of December 31, 2022:

Year Ended December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$5,607
Other income	3
Total investment income	5,610
Expenses:
Interest expense	2,936
Other expenses	134
Total expenses	3,070
Net investment income before taxes	2,540
Tax Expense	—
Net investment income after taxes	$2,540
Net realized and change in unrealized gain (loss) on investments
Net unrealized gain (loss) on investments	(4,857)
Net realized gain (loss) on investments	—
Total net realized and change in unrealized gain (loss) on investments	(4,857)
Net increase (decrease) in net assets resulting from operations	$(2,317)

Note 12. Twin Peaks Acquisition

Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Twin Peaks Purchase Agreement”), by and among the Company, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), Twin Peaks, Teacher Retirement System of Texas, an investor in Seller, and the Adviser, the Company acquired

Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers, five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. The purchase price represents the fair market value of the Assets of $1,059.0 million determined pursuant to the Company’s valuation procedures (including approval of the valuations by the Company’s Board after review of reports provided by independent valuation providers) within 48 hours of the closing, less the amount of assumed borrowings (including accrued interest) of $338.0 million. The Seller is an entity owned and controlled by a third party and advised by an affiliate of the Adviser. An affiliate of the Adviser owns an approximately 2.9% non-voting interest in the Seller. The acquisition of Twin Peaks was funded with cash on hand, which primarily consists of proceeds from the Company’s offering of its Common Shares.
Pursuant to the Twin Peaks Purchase Agreement, the Company purchased 100% of the limited liability company interests in Twin Peaks, which directly holds Assets and two wholly-owned financing subsidiaries (the “Financing Subsidiaries”), each of which directly holds Assets. Each of the Financing Subsidiaries (Denali Peak Funding and Siris Peak Funding) are now indirectly wholly-owned by the Company and have entered into credit facilities that have been assumed by the Company pursuant to the Purchase Agreement.
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
Note 13. Income Taxes
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2022 and 2021, permanent differences were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Undistributed net investment income (loss)	$18,239	$(5,096)
Accumulated net realized gain (loss)	(12,226)	9,672
Paid In Capital	$(6,013)	$4,576
During the years ended December 31, 2022 and 2021, permanent differences were principally related to non-deductible offering costs, gains and losses related to foreign currency, and partnership investments.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$663,070	$627,882
Net unrealized (appreciation) depreciation	1,045,678	(103,901)
Realized gain (loss) for tax not included in book income	31,297	(3,906)
Non-deductible capital gains incentive fee	(15,058)	15,058
Other timing differences and non-deductible expenses	5,117	4,826
Realized losses for tax not recognized	220,696	—
Taxable/distributable income	$1,950,800	$539,959
The components of accumulated gains / losses as calculated on a tax basis for the taxable years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Distributable ordinary income	$190,977	$22,940
Capital loss carryfoward	(220,696)	—
Other temporary book/tax differences	(2,856)	(16,075)
Net unrealized appreciation/(depreciation) on investments, derivatives, and foreign currency	(981,364)	102,342
Total accumulated under-distributed (over-distributed) earnings	$(1,013,939)	$109,207
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Fund may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2022, which will be deemed to arise on the first day of the tax year ended December 31, 2023, were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Short-term:	86,229	—
Long-term:	134,468	—
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2022 and 2021 are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Gross unrealized appreciation	$236,140	$137,149
Gross unrealized depreciation	(1,303,014)	(34,807)
Net unrealized appreciation (depreciation)	$(1,066,874)	$102,342

Tax cost of investments	$49,975,483	$30,693,351
Of the dividends declared during the year ended December 31, 2022, $1,798.38 million and $0.03 million were derived from ordinary income and capital gains, respectively, as determined on a tax basis. All of the dividends declared during the year ended December 31, 2021 were derived from ordinary income, as determined on a tax basis.

BCRED Investments LLC, a wholly owned subsidiary formed in 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments LLC is subject to U.S. Federal, state and local taxes. For the Company's tax years ended December 31, 2022 and December 31, 2021, BCRED Investments LLC activity did not result in a material provision for income taxes.

Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company's financial statements. The Company's federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2022, except as discussed below.
January Subscriptions and Dividend Declarations

The Company received approximately $328.0 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective January 1, 2023.

On January 25, 2023, the Company’s Board declared net distributions of $0.2100 per Class I share, $0.1926 per Class S share, and $0.2049 per Class D share, which is payable on February 24, 2023 to shareholders of record as of January 31, 2023.

February Subscriptions and Dividend Declarations

The Company received approximately $333.1 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I, Class D and Class S shares for subscriptions effective February 1, 2023.

On February 24, 2023, the Company’s Board declared net distributions of $0.2100 per Class I share, $0.1924 per Class S share, and $0.2048 per Class D share, which is payable on March 29, 2023 to shareholders of record as of February 28, 2023.

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
(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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
Item 9B. Other Information.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither Blackstone Credit nor any of its controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us.
Blackstone, which may be considered our affiliate, included the disclosure reproduced below in its Form 10-K for the fiscal year ended December 31, 2022. We have not independently verified or participated in preparation of this disclosure:
“Atlantia S.p.A. provided the disclosure reproduced below in connection with activities during the quarter ended December 31, 2022. We have not independently verified or participated in the preparation of this disclosure.
‘Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Atlantia S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Atlantia S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Atlantia S.p.A. Atlantia S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended December 31, 2022 was less than €30,000. Atlantia S.p.A. does not track profits specifically attributable to these activities.’”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. These individuals are referred to as independent Trustees. Our Board elects the Company’s executive officers, who serve at the discretion of the Board. Effective May 2, 2022 the Board appointed Michelle Greene as a trustee of the Company. Effective May 3, 2022, Daniel H. Smith, Jr. resigned as a trustee of the Company.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	2020
Vikrant Sawhney	1970	Trustee	2021
Independent Trustees:
Robert Bass	1949	Trustee	2020
Tracy Collins	1963	Trustee	2020
Vicki Fuller	1957	Trustee	2020
James F. Clark	1961	Trustee	2020
Michelle Greene	1969	Trustee	2022
The address for each of our trustees is c/o Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of trustees serving staggered terms of three years each.
Executive Officers Who are Not Trustees

Name	Year of Birth	Position
Jonathan Bock	1982	Co-Chief Executive Officer
Carlos Whitaker	1976	President
Kevin Kresge	1983	Interim Chief Financial Officer
Katherine Rubenstein	1978	Chief Operating Officer
David Goldberg	1982	Interim Chief Accounting Officer and Interim Treasurer
Marisa J. Beeney	1970	Chief Legal Officer and Secretary
William Renahan	1969	Chief Compliance Officer
(1)Effective as of January 10, 2023, the Board appointed Jonathan Bock to serve as Co-Chief Executive Officer of the Company. There are no family relationships between Mr. Bock and any director or executive officer of the Company, and he is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.
(2)Effective September 9, 2022, Mr. Kresge was appointed as Interim Chief Financial Officer of the Company.
(3)Effective July 27, 2022, Mr. Goldberg was appointed as Interim Chief Accounting Officer and Interim Treasurer of the Company.
(4)Effective August 3, 2022, Mr. Renahan was appointed as Chief Compliance Officer.
The address for each executive officer is c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154.

Biographical Information
Our Trustees have been divided into two groups—interested Trustees and independent Trustees. An interested Trustee is an “interested persons” as defined in the 1940 Act.
Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Co-Chief Executive Officer of the Company, Global Head of Private Credit Strategies and Senior Managing Director of Blackstone. Mr. Marshall is Co-CEO of both BCRED and Blackstone Secured Lending Fund (“BXSL”). Mr. Marshall also serves as a member of the private credit investment committees. Before joining Blackstone Credit in 2005, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as Chief Financial Officer. Mr. Marshall received an M.B.A. from McGill University in Montreal and a B.A. (Honors) in Economics from Queen’s University in Kingston, Canada. Mr. Marshall also serves on the board of trustees of BXSL.
Vikrant Sawhney, Senior Managing Director of Blackstone and Chief Administrative Officer. Mr. Sawhney currently serves as Chief Administrative Officer and Global Head of Institutional Client Solutions of Blackstone Inc. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, and prior to that was an Associate at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney represented Blackstone as a Rockefeller Fellow during 2010-2011, and currently sits on the board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization. He graduated from Dartmouth College and received a J.D. from Harvard Law School. Mr. Sawhney also serves on the board of trustees of BXSL.
Independent Trustees
Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass served on the board of directors of Bowlero Corporation and as the chairman of the audit committee starting in December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass also serves on the board of trustees of BXSL.
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
Vicki Fuller. Ms. Fuller is founder and CEO of VLF Development LLC, where she oversees the execution of complex institutional advisory assignments. She previously has served as a Director of The Williams Companies, Inc. since 2018. Ms. Fuller joined the board of The Williams Companies, Inc. to 2021, which she joined after retirement from the New York State Common Retirement Fund (“NYSCRF”), where she served as Chief Investment Officer beginning in August from 2012 to 2018. NYSCRF is the third largest public pension fund in the nation and holds and invests the assets of the New York State and

Local Retirement System on behalf of more than one million state and local government employees and retirees and their beneficiaries. Prior to joining NYSCRF, Ms. Fuller spent 27 years in leadership positions at AllianceBernstein Holding L.P., a global investment manager with more than $500 billion in assets under management. She joined the company in 1993 from the Equitable Capital Management Corporation, which was acquired by Alliance Capital Management LP (in 2000, the company became AllianceBernstein LP after the company acquired Sanford C. Bernstein). In 2021, Ms. Fuller was appointed to the board of directors of Gusto, a company that provides cloud-based payroll, benefits and human resource management software for businesses. In 2019, Ms. Fuller was appointed to the board of directors of Treliant, LLC, an international multi-industry consulting firm specializing in regulatory requirements. In 2018, Ms. Fuller was appointed to the Board of Trustees for Fidelity Equity and High Income Funds. Ms. Fuller, who was inducted into the National Association of Securities Professionals Wall Street Hall of Fame, was named to Chief Investment Officer Magazine’s “Power 100” and received the Urban Technology Center’s Corporate Leadership Award. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. Ms. Fuller also serves on the board of trustees of BXSL.
James F. Clark. Mr. Clark has served as a Partner with Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. At Sound Shore, Mr. Clark is a generalist on the investment team, responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Environmental, Social, and Governance (ESG) Committee and having served on its Investment Committee and operating committee. Previously, Mr. Clark worked at Credit Suisse First Boston (CSFB) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000-2004, and as the firm’s International and Domestic Oil Analyst, from 1989-2000. Mr. Clark was selected to Institutional Investor magazine’s All America Research teams, 1993-1999. Mr. Clark was also named a Wall Street Journal All-Star Analyst, for both International and Domestic Oils from 1993-1999. Mr. Clark was also recognized by the Wall Street Journal as an All-Star Analyst from 1994 to 1999, and named to that newspaper’s All-Star Analyst Hall of Fame in 1998 and 1999. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark also served as a winter adjunct faculty member at Williams College, 2020-2021. brings a broad range of knowledge and experience with investing in and analyzing securities investments, and his experience managing investments is a significant resource for the Company. Mr. Clark also serves on the board of trustees of BXSL.
Michelle Greene. Ms. Greene is President Emeritus and a Board member and Advisor to the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support companies seeking to partner with long-term shareholders, engage a broad group of stakeholders and build their businesses over time. In this role, she provides guidance to executives on governance and policy issues, including related to ESG, the role of the board, long-term investor and stakeholder engagement and IPOs. She also is on the Board of Directors and a Fellow at the Aspen Institute Business & Society Program, which works with executives, investors, and scholars to align business decisions and investments with the long-term health of society and the planet. Prior to LTSE, Ms. Greene was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (NYSE), where she launched and led its global ESG team, advised Fortune 500 companies on sustainability programs and served as Executive Director of the NYSE Foundation. Previously, she served at the U.S. Department of the Treasury under two administrations, working on financial markets policy, including government response to the 2008 financial crisis and policy development on financial inclusion. Ms. Greene was also a Consultant at McKinsey & Company and led the Carr Center for Human Rights Policy at Harvard University, having begun her career as a corporate securities lawyer. Ms. Greene has been a member of recent Aspen Institute working groups on employee voice on corporate boards and executive compensation and previously served on World Economic Forum advisory boards on financial inclusion and gender parity. She was previously Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, a member of the White House Council on Women and Girls and an adjunct professor at Columbia University’s School of International and Public Affairs. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene also serves on the board of trustees of BXSL.
Executive Officers Who Are Not Trustees
Jonathan Bock, Co-Chief Executive Officer and Global Head of Market Research of Blackstone Credit and Senior Managing Director of Blackstone. Prior to joining Blackstone, Mr. Bock was the Chief Executive Officer of Barings BDC. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in July 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He has actively followed the BDC space since 2006 and was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. His research is often cited by Institutional Investor, The Wall Street Journal, Barron’s, and other prominent financial publications. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-

side research in 2006, Jonathan was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a bachelor’s degree in finance from the University of Illinois College of Business and is a member of the CFA Institute.
Carlos Whitaker, President and Senior Managing Director of Blackstone. Before joining Blackstone Credit, Mr. Whitaker he was a Managing Director and Head of New York and Co-Head of EMEA Advisory Sales at Credit Suisse, where he began his career in 2000. Mr. Whitaker is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. He also sits on the boards of New York for McCombs and Rising Stars Capital Management, which is a nonprofit focused on improving diversity in the finance industry. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting and a Master’s in Professional Accounting from the University of Texas at Austin.
Kevin Kresge, Interim Chief Financial Officer and Managing Director of Blackstone. Mr. Kresge is a Managing Director and Head of Finance for Blackstone Credit, Blackstone’s credit investment platform. At Blackstone Credit, Mr. Kresge is responsible for valuations, financial planning and analysis, expense management and financial reporting. Prior to joining Blackstone Credit, Mr. Kresge served as Chief Financial Officer of the Private Wealth Solutions (“PWS”) group overseeing strategic planning, financial reporting, data management and business analytics. Prior to PWS, Mr. Kresge served as Chief Administrative Officer of the Strategic Incentives Group, responsible for the global execution, reporting compliance and technology related to firm’s compensation programs and systems. Prior to that, Mr. Kresge was Head of Financial Planning and Analysis with responsibility for the company’s global forecast process, business unit and firm-wide strategic planning, management reporting and various special projects. Before joining Blackstone in 2008, he held a number of roles in Finance and Global Markets and Investment Banking at Merrill Lynch. Mr. Kresge graduated magna cum laude from Villanova University with a B.S. in Finance and a B.S. in Accounting.
Katherine Rubenstein, Chief Operating Officer and Managing Director of Blackstone. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit Advantage), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for Blackstone Credit’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an A.B. from Dartmouth College.
David Goldberg, Interim Chief Accounting Officer and Interim Treasurer and Managing Director of Blackstone. Mr. is a Managing Director with Blackstone in the Global Fund Finance group where he oversees the accounting, financial reporting and fund administration for Blackstone’s credit, liquid and insurance funds. Mr. Goldberg previously served as the Company’s Interim Chief Accounting Officer and Interim Treasurer earlier this year. Before joining Blackstone in 2008, Mr. Goldberg was an AVP at Lehman Brothers in the Real Estate Private Equity Group overseeing two real estate mezzanine funds. Prior to that, Mr. Goldberg worked as a manager in the joint venture group at New Plan Excel Realty Trust. Mr. Goldberg began his career in the financial services group at PricewaterhouseCoopers. Mr. Goldberg received a B.A. from Queens College, City University of New York, where he graduated Cum Laude, with a major in Accounting and Information Systems and a minor in Economics. He is a licensed Certified Public Accountant.
Marisa J. Beeney, Chief Legal Officer, Secretary, Senior Managing Director and General Counsel of Blackstone Credit. Ms. Beeney oversees legal and compliance matters relating to Blackstone’s credit focused business. Before joining Blackstone Credit in 2007, Ms. Beeney was an attorney at DLA Piper within the finance group. Prior to that, she worked at Latham & Watkins primarily on project finance and development transactions, as well as leveraged finance transactions, restructurings and certain structured credit products. Ms. Beeney holds a B.S. in Engineering from Cornell University, and a J.D., magna cum laude, from Boston University.
William Renahan, Chief Compliance Officer and Managing Director of Blackstone. Before joining Blackstone, Mr. Renahan was a Senior Managing Director and Chief Compliance Officer of Duff & Phelps Investment Management and its affiliated funds. Prior to that he served for approximately 13 years at Legg Mason and predecessor firms as a Managing Director and Senior Counsel. Mr. Renahan has been an active member of the Investment Company Institute and served as Chairman of the ICI’s Closed-End Fund Committee from 2014-2018. He holds a B.A. from Hobart College, a J.D., cum laude, from Albany Law School (where he was also an editor of the Albany Law Review), and a Master of Laws in Taxation from New York University School of Law.

Board Leadership Structure
Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.
Under our bylaws, our Board may designate one of our Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board. The Board has appointed Brad Marshall to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.
Our Board believes that its leadership structure is the optimal structure for us at this time. Our Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.
Board Role in Risk Oversight
Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.
Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board's oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.
Committees of the Board of Trustees
Committees
Our Board currently has two committees: an Audit Committee and a Nominating and Governance Committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. Under the Declaration of Trust, the Company is not required to hold annual meetings.
Audit Committee
The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of five persons, including Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene all of whom are considered independent for purposes of the 1940 Act. Robert Bass serves as the chair of the Audit Committee. Our Board of Trustees has determined that Robert Bass qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.
A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.bcred.com.

Nominating and Governance Committee
The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of independent Trustees. The nominating and governance committee consists of five persons, including Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene all of whom are considered independent for purposes of the 1940 Act. Tracy Collins serves as the chair of the Nominating and Governance Committee.
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
Communications to the Board of Trustees
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154, Attention: Chief Compliance Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2022, such persons complied with all such filing requirements.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions . Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can view the code of ethics on the SEC’s website at www.sec.gov.

Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee as of March 13, 2023:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Brad Marshall	over 100,000	over $100,000
Vikrant Sawhney (4)	over 100,000	over $100,000
Independent Trustees
Robert Bass	over 100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	None	None
James F. Clark	over 100,000	over $100,000
Michelle Greene (4)	None	None
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of March 13, 2023, multiplied by the Company’s net asset value per share as of December 31, 2022.
(3)The "Fund Complex" consists of the Company, Blackstone Secured Lending Fund, the Blackstone Credit Closed-End Funds (Blackstone Senior Floating Rate Term Fund, Blackstone Long-Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund) and Blackstone Alternative Multi-Strategy Fund.
(4)Ms. Greene joined the Board on May 2, 2022.

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
Compensation of Trustees
Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These Trustees are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

	Total Compensation earned from the Company for Fiscal Year 2022 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2022 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$194,625	$385,125
Tracy Collins	$186,500	$367,000
Vicki Fuller	$186,500	$367,000
James F. Clark	$186,500	$367,000
Michelle Greene (5)	$122,158	$241,816
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as chairman of the Audit Committee
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)The Blackstone Credit Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Secured Lending Fund does pay compensation to the Independent Trustees of the Company.
(5)Ms. Greene joined the Board on May 2, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of March 13, 2023, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 949,326,276 shares outstanding as of March 13, 2023.
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

	Type of Ownership	Number	Percentage
Interested Trustees
Brad Marshall	Record/Beneficial	71,723	*
Vikrant Sawhney	Record/Beneficial	42,123	*
Independent Trustees
Robert Bass	Record/Beneficial	4,782	*
Tracy Collins	—	—	—
Vicki Fuller	—	—	—
James F. Clark	Record/Beneficial	16,735	*
Michelle Greene	—	—	—
Executive Officers Who Are Not Directors
Jonathan Bock	—	—	—
Carlos Whitaker	—	—	—
Kevin Kresge	—	—	—
Katherine Rubenstein	Record/Beneficial	3,263	*
David Goldberg	—	—	—
Marisa J. Beeney	Record/Beneficial	986	*
William Renahan	—	—	—
All Trustees and Executive Officers as a Group (14 persons)		139,612	*
* Less than 1%
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

Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser.  We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Blackstone Credit BDCs, and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate. The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy). The co-investment is generally allocated to us, any other Blackstone Credit BDCs (including Blackstone Secured Lending Fund) and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the years ended December 31, 2022 and December 31, 2021 were $1.0 million and $0.6 million, respectively.
Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate audit-related fees billed by Deloitte & Touche LLP for the years ended December 31, 2022 and December 31, 2021 were $0.2 million and $0.2 million, respectively.
Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2022 and December 31, 2021.

Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the years ended December 31, 2022 and December 31, 2021.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.
No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2022 and December 31, 2021
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the years ended December 31, 2022 and December 31, 2021.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2022 and December 31, 2021.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2022 and December 31, 2021. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 119 of this annual report on Form 10-K.
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2021).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2, filed on September 2, 2021).

4.2
Master Note Purchase Agreement, dated as of June 21, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

Exhibit Number	Description of Exhibits
4.3
Note Purchase Agreement, dated May 3, 2022, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 4, 2022).

4.4
Master Note Purchase Agreement, dated October 11, 2022, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 13, 2022).

4.5
Indenture, dated June 29, 2021, by and among BCRED BSL CLO 2021-1, Ltd. as issuer, BCRED BSL CLO 2021-1, LLC as co-issuer and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

4.6
Indenture, dated as of September 15, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.6.1
First Supplemental Indenture, dated as of September 15, 2021, relating to the 1.750% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.6.2
Second Supplemental Indenture, dated as of September 15, 2021, relating to the 2.625% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.6.3
Third Supplemental Indenture, dated as of November 2, 2021, relating to the 1.750% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2021).

4.6.4
Fourth Supplemental Indenture, dated as of November 22, 2021, relating to the 2.350% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.5
Fifth Supplemental Indenture, dated as of November 22, 2021, relating to the 3.250% Notes due 2027, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.6
Sixth Supplemental Indenture, dated as of January 18, 2022, relating to the 2.700% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.7
Seventh Supplemental Indenture, dated as of January 18, 2022, relating to the 4.000% Notes due 2029, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.8
Eighth Supplemental Indenture, dated as of March 24, 2022, relating to the 2.700% Notes due 2025, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

4.6.9
Ninth Supplemental Indenture, dated as of April 14, 2022, relating to the 4.875% Notes due 2026, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on April 21, 2022).

4.6.10
Tenth Supplemental Indenture, dated as of September 27, 2022, relating to the 7.050% Notes due 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on September 27, 2022).

4.6.11	Form of 1.750% Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.6.12	Form of 2.625% Notes due 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.6.13	Form of 1.750% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

4.6.14	Form of 2.350% Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

Exhibit Number	Description of Exhibits
4.6.15	Form of 3.250% Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.16	Form of 2.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.17	Form of 4.000% Notes due 2029 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.18	Form of 4.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2022).

4.6.19	Form of 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2022).

4.6.20	Form of 7.050% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 27, 2022).

4.10
Registration Rights Agreement, dated as of September 15, 2021, relating to the September 2024 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.11
Registration Rights Agreement, dated as of September 15, 2021, relating to the December 2026 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.12
Registration Rights Agreement, dated as of November 22, 2021, relating to the November 2024 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.13
Registration Rights Agreement, dated as of November 22, 2021, relating to the March 2027 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.14
Registration Rights Agreement, dated as of January 18, 2022, relating to the January 2025 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.15
Registration Rights Agreement, dated as of January 18, 2022, relating to the January 2029 Notes, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc., and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.16
Registration Rights Agreement, dated as of March 24, 2022, relating to the March 2025 Notes, by and among the Fund and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, MUFG Securities Americas, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on March 28, 2022)

4.17
Registration Rights Agreement, dated as of September 27, 2022, relating to the September 2025 Notes, by and among the Fund and BofA Securities, Inc., Citigroup Global Markets Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 27, 2022).

4.18	Description of Securities. *

Exhibit Number	Description of Exhibits
10.1	Investment Advisory Agreement between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.2
Amended and Restated Investment Advisory Agreement between the Registrant and the Adviser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 3, 2022).

10.3
Intermediary Manager Agreement between the Company and the Intermediary Manager, dated October 5, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.4	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company's Registration Statement on Form N-2, filed on September 30, 2020).

10.5	Distribution and Shareholder Servicing Plan of the Registrant, dated October 5, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

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

10.9	Agency Agreement between the Company and DST Systems, Inc., dated October 5, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.10
Expense Support and Conditional Reimbursement Agreement by and between the Company and Adviser, dated October 5, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.11	Multi-Class Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.12	Distribution Reinvestment Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.13
Securities Purchase Agreement, dated March 5, 2021, by and among the Company, Twin Peaks Parent LLC, BCRED Twin Peaks LLC, Teacher Retirement System of Texas and Blackstone Credit BDC Advisors LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.14
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

10.14.1
Amendment No. 3, dated as of December 21, 2021, amending and restating the Credit and Security Agreement, dated as of January 8, 2021, by and among BCRED Castle Peak Funding LLC as borrower, the Company as equityholder and collateral manager, and Citibank, N.A., as administrative agent and Wilmington Trust, National Associate, as custodian, collateral agent and collateral administrator. (incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K, filed on March 9, 2022)

10.15
Credit Agreement, dated as of January 28, 2021, by and among BCRED Maroon Peak Funding LLC, the Company, Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

Exhibit Number	Description of Exhibits
10.15.1
Second Amendment, dated as of May 27, 2021, amending and restating the Credit Agreement dated as of January 28, 2021, by and among BCRED Maroon Peak Funding LLC, the Company, Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent and U.S. Bank National Association, as collateral agent. (incorporated by reference to Exhibit 10.14.1 to the Company’s Annual Report on Form 10-K, filed on march 9, 2022).

10.15.2
Sixth Amendment, dated as of May 5, 2022, amending and restating the Credit Agreement dated as of January 28, 2021, by and among BCRED Maroon Peak Funding LLC, the Company, Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent and U.S. Bank National Association, as collateral agent. *

10.15.3
Seventh Amendment, dated as of December 16, 2022, amending the Credit Agreement dated as of January 28, 2021, by and among BCRED Maroon Peak Funding LLC, the Company, Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent and U.S. Bank National Association, as collateral agent. *

10.15.4
Eighth Amendment, dated as of December 29, 2022, amending the Credit Agreement dated as of January 28, 2021, by and among BCRED Maroon Peak Funding LLC, the Company, Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc., as administrative agent and U.S. Bank National Association, as collateral agent. *

10.16
Revolving Credit and Security Agreement, dated as of March 15, 2021, by and among BCRED Bard Peak Funding LLC, as borrower, BNP Paribas as administrative agent, Wells Fargo Bank, National Association as collateral agent and the Company as servicer and equityholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 18, 2021).

10.16.1
Amendment No 4., dated as of November 18, 2021, amending and restating the Revolving Credit and Security Agreement, dated as of March 15, 2021, by and among BCRED Bard Peak Funding LLC, as borrower BNP Paribas, as administrative agent, Wells Fargo Bank, National Association as collateral agent and the Company as servicer and equity holder. (incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K, filed on March 9, 2022).

10.17
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

10.17.1
Third Omnibus Amendment to Transaction Documents, dated as of September 30, 2021, amending and restating the Loan Financing Servicing Agreement, dated as of October 11, 2018, by and among BCRED Denali Peak Funding LLC (f/k/a GSO Downing Street LLC), Twin Peaks (f/k/a GSO Direct Lending Fund-D LP), as servicer, Deutsche Bank AG, New York Branch, as facility agent, and Wilmington Trust, National Association as collateral agent and custodian. (incorporated by reference to Exhibit 10.16.1 to the Company’s Annual Report on Form 10-K, filed on March 9, 2022).

10.17.2
Joinder Agreement, dated as of October 20, 2021, by and among BCRED Denali Peak Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as the facility agent and the financial institution identified therein. (incorporated by reference to Exhibit 10.16.2 to the Company’s Annual Report on Form 10-K, filed on March 9, 2022).

10.18
Fourth Amendment to Loan Financing and Servicing Agreement, dated as of March 9, 2022, by and among BCRED Denali Peak Funding LLC, BCRED Twin Peaks LLC, as servicer, the lenders party thereto, Wilmington Trust, National Association, as collateral agent and collateral custodian, and Deutsche Bank AG, New York Branch, as facility agent.*

10.19
Senior Secured Revolving Credit Facility, dated as of March 3, 2021, by and among BCRED Summit Peak Funding LLC, as borrower, Société Generale as agent and swingline lender, Wilmington Trust, National Association, as collateral agent, custodian and collateral administrator and the Company as servicer and equityholder (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

Exhibit Number	Description of Exhibits
10.19.1
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

10.20
Amendment No. 4, dated as of March 17, 2022, amending and restating the Loan and Servicing Agreement, dated as of March 3, 2021, by and among BCRED Summit Peak Funding LLC, as borrower, Société Generale as agent and swingline lender, Wilmington Trust, National Association, as collateral agent, collateral custodian and collateral administrator and the Company as servicer and equityholder.*

10.21
Amendment and Restatement Agreement, dated as of May 6, 2022, to the Senior Secured Credit Agreement, dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto and Citibank N.A., as administrative agent, and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2022).

10.23
Amended and Restated Senior Secured Credit Agreement, dated as of May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 12, 2022).

14	Code of Ethics.*

21.1	Subsidiaries. *

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________
*    Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Private Credit Fund

Date: March 17, 2023	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 17, 2023.

Name	Title

/s/ Brad Marshall	Co-Chief Executive Officer and Trustee
Brad Marshall

/s/ Jonathan Bock	Co-Chief Executive Officer
Jonathan Bock

/s/ Kevin Kresge	Interim Chief Financial Officer
Kevin Kresge

/s/ David Goldberg	Interim Chief Accounting Officer and Interim Treasurer
David Goldberg

/s/ Vikrant Sawhney	Trustee
Vikrant Sawhney

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ Vicki Fuller	Trustee
Vicki Fuller

/s/ James F. Clark	Trustee
James F. Clark

/s/ Michelle Greene	Trustee
Michelle Greene