Form 10-Q
period 2023-03-31
Blackstone Private Credit Fund
filed 2023-05-10
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of May 8, 2023 was 643,076,121, 301,696,079 and 7,767,841 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (together, with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital and repurchase shares to execute our investment strategy;
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
•risks associated with the demand for liquidity under our share repurchase program and the Board of Trustee’s (the “Board”) continued approval of quarterly tender offers;
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
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by COVID-19;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's periodic filings with the Securities and Exchange Commission (“SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $46,417,739 and $47,528,550 at March 31, 2023 and December 31, 2022, respectively)	$45,606,740	$46,543,190
Non-controlled/affiliated investments (cost of $719 and $719 at March 31, 2023 and December 31, 2022, respectively)	3,155	2,813
Controlled/affiliated investments (cost of $2,293,527 and $2,406,027 at March 31, 2023 and December 31, 2022, respectively)	2,295,904	2,362,605
Total investments at fair value (cost of $48,711,985 and $49,935,296 at March 31, 2023 and December 31, 2022, respectively)	47,905,799	48,908,608
Cash and cash equivalents (restricted cash of $3,701 and $3,701 at March 31, 2023 and December 31, 2022, respectively)	1,269,728	1,351,901
Interest receivable from non-controlled/non-affiliated investments	524,367	586,632
Dividend receivable from controlled/affiliated investments	90,489	69,964
Receivable from broker	322,339	355,742
Deferred financing costs	95,634	102,324
Deferred offering costs	452	1,750
Receivable for investments sold	1,103,474	1,297,385
Subscription receivable	721	9,550
Derivative assets at fair value (Note 6)	6,807	3,952
Other assets	5,228	5,088
Total assets	$51,325,038	$52,692,896
LIABILITIES
Debt (net of unamortized debt issuance costs of $96,208 and $102,290 at March 31, 2023 and December 31, 2022, respectively)	$25,177,450	$26,493,658
Payable for investments purchased	1,190,656	1,345,581
Management fees payable (Note 3)	73,603	73,392
Income based incentive fees payable (Note 3)	100,758	94,117
Interest payable	293,012	316,000
Derivative liabilities at fair value (Note 6)	195,186	250,351
Due to affiliates	48,938	38,967
Distribution payable (Note 9)	198,748	198,736
Payable for share repurchases (Note 9)	893,244	1,170,768
Accrued expenses and other liabilities	50,086	26,261
Total liabilities	28,221,681	30,007,831
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (932,609,266 and 922,574,582 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	9,326	9,226
Additional paid in capital	23,938,488	23,689,778
Distributable earnings (loss)	(844,457)	(1,013,939)
Total net assets	23,103,357	22,685,065
Total liabilities and net assets	$51,325,038	$52,692,896

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	March 31, 2023	December 31, 2022
Class I Shares:
Net assets	$15,645,058	$14,537,932
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	631,542,513	591,237,616
Net asset value per share	$24.77	$24.59
Class S Shares:
Net assets	$7,268,107	$6,947,313
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	293,389,669	282,541,041
Net asset value per share	$24.77	$24.59
Class D Shares:
Net assets	$190,192	$1,199,819
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	7,677,084	48,795,925
Net asset value per share	$24.77	$24.59
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,231,747	$512,807
Payment-in-kind interest income	40,820	21,419
Dividend income	—	1,510
Fee income	997	649
From controlled/affiliated investments:
Dividend income	62,178	19,301
Total investment income	1,335,742	555,686
Expenses:
Interest expense	436,223	113,390
Management fees (Note 3)	73,603	50,627
Income based incentive fees (Note 3)	100,758	48,148
Capital gains incentive fees (Note 3)	—	(10,502)
Distribution and shareholder servicing fees
Class S	15,391	9,453
Class D	560	383
Professional fees	4,021	1,688
Board of Trustees’ fees	224	194
Administrative service expenses (Note 3)	1,922	1,186
Other general & administrative	4,644	2,370
Amortization of continuous offering costs	1,299	928
Total expenses	638,645	217,865
Net investment income before excise tax	697,097	337,821
Excise tax expense	7,742	117
Net investment income after excise tax	689,355	337,704
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	123,242	(78,095)
Controlled/affiliated investments	45,799	4,797
Non-controlled/affiliated investments	342	184
Derivative instruments (Note 6)	(11,940)	(13,462)
Foreign currency and other transactions	(1,260)	—
Net unrealized appreciation (depreciation)	156,183	(86,576)
Realized gain (loss):
Non-controlled/non-affiliated investments	(101,696)	1,662
Derivative instruments (Note 6)	4,770	—
Foreign currency and other transactions	4,243	953
Net realized gain (loss)	(92,683)	2,615
Net realized and unrealized gain (loss)	63,500	(83,961)
Net increase (decrease) in net assets resulting from operations	$752,855	$253,743
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operations:
Net investment income after excise tax	$689,355	$337,704
Net realized gain (loss)	(92,683)	2,615
Net change in unrealized appreciation (depreciation)	156,183	(86,576)
Net increase (decrease) in net assets resulting from operations	752,855	253,743
Distributions to common shareholders:
Class I	(392,229)	(224,687)
Class S	(168,893)	(80,248)
Class D	(22,249)	(11,981)
Net decrease in net assets resulting from distributions	(583,371)	(316,916)
Share transactions:
Class I:
Proceeds from shares sold	470,258	3,253,768
Share transfers between classes	1,111,972	14,239
Distributions reinvested	170,112	101,772
Repurchased shares, net of early repurchase deduction	(750,926)	(37,853)
Net increase (decrease) from share transactions	1,001,416	3,331,926
Class S:
Proceeds from shares sold	358,664	1,496,030
Share transfers between classes	(33,734)	(766)
Distributions reinvested	75,600	36,694
Repurchased shares, net of early repurchase deduction	(131,646)	(16,470)
Net increase (decrease) from share transactions	268,884	1,515,488
Class D:
Proceeds from shares sold	52,213	271,539
Share transfers between classes	(1,078,238)	(13,473)
Distributions reinvested	14,998	5,474
Repurchased shares, net of early repurchase deduction	(10,465)	(194)
Net increase (decrease) from share transactions	(1,021,492)	263,346
Total increase (decrease) in net assets	418,292	5,047,587
Net assets, beginning of period	22,685,065	12,854,820
Net assets, end of period	$23,103,357	$17,902,407
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$752,855	$253,743
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(169,383)	73,114
Net change in unrealized gain/loss on derivative instruments	11,940	13,462
Net change in unrealized gain/loss on translation of assets and liabilities in foreign currency	1,260	—
Net realized (gain) loss on investments	101,696	(1,662)
Payment-in-kind interest capitalized	(47,295)	(26,180)
Net accretion of discount and amortization of premium	(39,863)	(23,451)
Amortization of deferred financing costs	7,364	4,811
Amortization of debt issuance costs and original issue discount on notes	6,501	3,813
Amortization of deferred offering costs	1,299	928
Purchases of investments	(779,876)	(7,816,601)
Proceeds from sale of investments and principal repayments	1,988,650	789,219
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	62,265	(90,027)
Dividend receivable from Controlled/affiliated investments	(20,525)	—
Receivable from broker	33,403	—
Receivable for investments sold	193,911	36,532
Other assets	(140)	(767)
Payable for investments purchased	(154,925)	2,037,064
Management fees payable	211	15,589
Income based incentive fees payable	6,641	12,144
Capital gains incentive fees payable	—	(10,502)
Due to affiliates	9,971	(1,865)
Interest payable	(22,988)	26,645
Accrued expenses and other liabilities	23,825	2,293
Net cash provided by (used in) operating activities	1,966,797	(4,701,698)
Cash flows from financing activities:
Borrowings on debt	2,109,270	3,435,973
Repayments on debt	(3,558,321)	(2,545,486)
Deferred financing costs paid	(341)	(8,283)
Debt issuance costs paid	(1,377)	(8,829)
Deferred offering costs paid	(337)	(961)
Proceeds from issuance of common shares	881,135	5,022,164
Repurchased shares, net of early repurchase deduction paid	(1,161,453)	(12,205)
Dividends paid in cash	(322,928)	(155,680)
Net cash provided by (used in) financing activities	(2,054,352)	5,726,693
Net increase (decrease) in cash and cash equivalents	(87,555)	1,024,995
Effect of foreign exchange rate changes on cash and cash equivalents	5,382	—
Cash and cash equivalents, beginning of period	1,351,901	617,986
Cash and cash equivalents, end of period	$1,269,728	$1,642,981

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Statements of Cash Flows (in thousands) (Unaudited)
	Three Months Ended March 31,
	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$504,776	$84,300
Distribution payable	198,748	117,617
Subscription receivable	—	—
Reinvestment of dividends during the period	260,710	143,941
Accrued but unpaid debt financing and debt issuance costs	—	2,004
Accrued but unpaid offering costs	6	51
Share repurchases accrued but not yet paid	893,244	54,464

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.84%	1/29/2027		$2,539	$2,540	$2,498	0.01%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	9.03%	2/15/2029		12,194	12,142	11,950	0.05
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.40%	5/25/2028		46,425	44,924	34,368	0.15
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.14%	5/25/2028		9,442	9,225	8,168	0.04
Cobham Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	11.65%	1/9/2030		2,000	1,929	1,929	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.04%	12/27/2027		954	916	935	0.00
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.41%	2/5/2026		4,850	4,843	4,753	0.02
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.41%	3/27/2023		25,633	25,633	25,120	0.11
Corfin Holdings, Inc.	(4)(11)	L +	6.00%	11.41%	2/5/2026		1,689	1,669	1,655	0.01
Linquest Corp.	(4)(5)(10)	L +	5.75%	10.70%	7/28/2028		155,138	152,777	148,932	0.64
Loar Group, Inc.	(4)(7)(11)	L +	7.25%	12.09%	10/2/2024		143,913	140,925	141,913	0.61
Loar Group, Inc.	(4)(11)	L +	7.25%	12.09%	9/29/2023		29,045	29,045	29,045	0.13
MAG DS Corp.	(11)	L +	5.50%	10.50%	4/1/2027		10,511	10,386	9,670	0.04
Maverick Acquisition, Inc.	(4)(5)(11)	L +	6.25%	11.41%	6/1/2027		48,590	47,846	41,058	0.18
Peraton Corp.	(10)	L +	3.75%	8.59%	2/1/2028		13,615	13,644	13,474	0.06
Vertex Aerospace Services Corp.	(10)	L +	3.50%	8.34%	12/6/2028		11,880	11,831	11,839	0.05
West Star Aviation Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	8.59%	3/1/2028		4,060	3,964	3,961	0.02
								514,239	491,268	2.13
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027		267,693	263,730	262,339	1.14
Alliance Ground	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027		95,428	93,787	93,519	0.40
ENV Bidco AB	(4)(6)(7)(8)	E +	6.00%	9.02%	7/19/2029	EUR	114,140	111,168	118,148	0.51
ENV Bidco AB	(4)(6)(10)	SOFR +	6.00%	10.90%	7/19/2029		102,349	100,037	100,814	0.44
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.66%	4/30/2027		104,351	103,764	103,307	0.45
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.10%	12/9/2026		33,950	33,243	33,950	0.15
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.10%	2/5/2029		168,554	165,738	168,554	0.73
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.15%	11.15%	6/15/2029		45,492	44,709	44,597	0.19
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	11.11%	12/30/2028		1,142	1,100	1,099	7.00
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.80%	12/31/2028		216,647	212,638	213,900	0.93
SEKO Global Logistics Network, LLC	(4)(5)(11)	L +	4.75%	9.48%	12/30/2026		68,980	68,320	68,463	0.30
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	L +	4.00%	8.75%	12/30/2026		2,178	2,130	2,115	0.01
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	4.75%	9.58%	12/30/2026		9,078	9,014	9,009	0.04
SEKO Global Logistics Network, LLC	(4)(5)(6)(11)	E +	4.75%	6.95%	12/30/2026	EUR	35,039	40,138	37,782	0.16
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.59%	3/24/2026		13,149	13,162	13,078	0.06
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	9.16%	7/26/2028		14,150	14,036	13,743	0.06
								1,276,714	1,284,417	12.57
Airlines
Air Canada	(6)(10)	L +	3.50%	8.37%	8/11/2028		12,723	12,709	12,719	0.06
United Airlines, Inc.	(6)(10)	L +	3.75%	8.57%	4/21/2028		20,114	20,161	20,016	0.09
								32,870	32,735	0.15
Auto Components
Metis Buyer, Inc.	(5)(10)	SOFR +	4.00%	8.92%	5/4/2028		27,368	26,820	26,902	0.12
Metis Buyer, Inc.	(4)(5)(7)(10)	SOFR +	3.75%	8.64%	5/4/2026		3,195	3,070	2,760	0.01
								29,890	29,662	0.13

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Beverages
Naked Juice, LLC	(9)	SOFR +	3.25%	8.25%	1/24/2029		$273	$272	$242	0.00%
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.66%	3/31/2028		45,113	44,291	40,672	0.18
								44,563	40,914	0.18
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	L +	3.25%	7.93%	4/12/2028		7,353	7,332	6,513	0.03
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.45%	8/1/2028		25,948	23,403	24,391	0.11
CP Atlas Buyer, Inc.	(9)	SOFR +	3.50%	8.41%	11/23/2027		53,887	53,720	48,065	0.21
Engineered Stone Group Holdings III Ltd.	(4)(6)(7)(10)	SOFR +	5.51%	10.81%	4/23/2028		58,583	57,609	56,317	0.24
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.00%	8.77%	4/23/2028	EUR	28,400	30,744	30,007	0.13
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027		107,686	106,497	107,686	0.47
Great Day Improvements, LLC	(4)(10)	L +	6.25%	11.41%	12/29/2027		181,443	178,573	176,000	0.76
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	10.90%	2/25/2025		46,205	45,928	45,974	0.20
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.32%	4/21/2030		204,288	202,240	203,266	0.88
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.90%	2/25/2025		6,733	6,693	6,699	0.03
Kodiak BP, LLC	(10)	L +	3.25%	7.98%	3/12/2028		40,703	40,484	39,176	0.17
L&S Mechanical Acquisition, LLC	(4)(5)(10)	L +	5.75%	10.58%	9/1/2027		113,356	111,686	102,020	0.44
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.02%	4/7/2025		149,861	147,032	148,362	0.64
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	8.41%	12/18/2027		5,538	5,547	5,530	0.02
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.50%	4/29/2029		1,997	1,923	1,930	0.01
The Chamberlain Group, Inc.	(7)(9)	L +	3.25%	8.09%	11/3/2028		25,408	25,194	24,461	0.11
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.55%	12/29/2026		56,265	55,558	56,265	0.24
								1,100,163	1,082,662	4.69
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	9.34%	7/31/2026		5,653	5,667	5,576	0.02
AllSpring Buyer, LLC	(6)(9)	L +	3.00%	8.19%	11/1/2028		2,970	2,984	2,966	0.01
Resolute Investment Managers, Inc.	(11)	L +	4.25%	9.41%	4/30/2024		6,020	6,037	4,475	0.02
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.66%	12/22/2027		12,942	12,840	12,813	0.06
Superannuation And Investments US, LLC	(6)(9)	L +	3.75%	8.59%	12/1/2028		13,261	13,186	13,231	0.06
The Edelman Financial Engines Center, LLC	(10)	L +	3.75%	8.59%	4/7/2028		18,605	18,567	17,980	0.08
								59,281	57,041	0.25
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.41%	9/30/2026		4,937	4,946	4,801	0.02
Dominion Colour Corporation	(4)(6)(11)(17)	L +	8.25%	11.67%	4/6/2024		35,696	35,630	15,349	0.07
Geon Performance Solutions, LLC	(10)	L +	4.50%	9.66%	8/18/2028		3,643	3,622	3,596	0.02
Hyperion Materials & Technologies, Inc.	(9)	L +	4.50%	9.45%	8/30/2028		17,652	17,603	17,507	0.08
LSF11 Skyscraper Holdco S.à r.l, LLC	(4)(6)(10)	L +	3.50%	8.34%	9/29/2027		19,603	19,532	19,579	0.08
Olympus Water US Holding Corp.	(9)	L +	3.75%	8.94%	11/9/2028		5,555	5,544	5,277	0.02
Oxea Corporation	(6)(8)	L +	3.25%	8.00%	10/14/2024		6	6	6	0.00
WR Grace Holdings, LLC	(6)(9)	L +	3.75%	8.94%	9/22/2028		4,243	4,255	4,221	0.02
								91,138	70,336	0.31
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	8.73%	2/27/2025		20,221	20,200	20,052	0.09
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.66%	5/12/2028		48,482	48,384	46,114	0.20

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Anticimex, Inc.	(6)(9)	L +	3.50%	8.45%	11/16/2028	$11,855	$11,805	$11,736	0.05%
APX Group, Inc.	(6)(9)	L +	3.25%	8.25%	7/10/2028	17,524	17,489	17,472	0.08
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.47%	5/7/2028	367,514	367,514	367,514	1.59
Belfor Holdings, Inc.	(8)	L +	4.00%	8.84%	4/6/2026	4,898	4,912	4,898	0.02
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	9.56%	3/31/2028	8,129	8,056	7,977	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.56%	3/31/2028	37,973	38,005	36,963	0.16
Divisions Holding Corp.	(10)	L +	4.75%	9.59%	5/27/2028	9,770	9,693	9,410	0.04
EAB Global, Inc.	(9)	L +	3.50%	8.34%	8/16/2028	4,938	4,918	4,838	0.02
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	8.91%	8/31/2028	9,029	8,959	8,171	0.04
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.11%	10/30/2026	12,000	12,025	11,903	0.05
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.01%	2/1/2029	9,166	9,083	8,909	0.04
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.59%	7/11/2025	6,060	6,051	6,033	0.03
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.88%	12/15/2027	134,575	132,463	130,538	0.57
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.76%	12/15/2027	31,213	30,254	29,015	0.13
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.95%	12/17/2028	239,860	236,909	239,860	1.04
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.95%	12/18/2028	45,921	45,449	45,921	0.20
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.46%	12/10/2027	54,993	53,970	54,894	0.24
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.41%	10/19/2028	47,322	46,571	44,956	0.19
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	10.48%	10/19/2028	21,228	20,880	20,167	0.09
MaxGen Energy Services Corporation	(4)(11)	SOFR +	5.00%	9.80%	6/2/2027	82,786	81,287	80,716	0.35
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.25%	11.06%	12/1/2027	187,232	184,291	185,359	0.80
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.66%	12/1/2027	81,941	80,636	80,547	0.35
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	9.09%	12/15/2028	30,457	30,469	25,805	0.11
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	5.50%	10.50%	6/23/2027	5,920	5,858	5,715	0.02
Polyphase Elevator Holding Co.	(4)(7)(11)	L +	5.50%	9.91%	6/23/2027	10,411	10,243	8,301	0.04
Recycle & Resource US, LLC	(6)(9)	SOFR +	3.50%	8.66%	7/14/2028	5,154	5,124	4,768	0.02
Revspring, Inc.	(8)	L +	4.00%	9.33%	10/11/2025	15,244	15,165	14,781	0.06
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	10.88%	1/16/2026	16,061	15,692	15,860	0.07
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.15%	11.26%	1/15/2026	4,010	3,949	3,959	0.02
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.43%	11.25%	1/15/2026	4,450	4,383	4,395	0.02
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	L +	3.75%	8.59%	12/8/2028	27,276	27,173	26,481	0.11
USIC Holdings, Inc.	(10)	L +	3.50%	8.34%	5/12/2028	24,625	24,534	23,896	0.10
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.05%	1/21/2029	9,101	9,064	8,976	0.04
Veregy Consolidated, Inc.	(11)	L +	6.00%	10.83%	11/2/2027	20,324	20,361	17,428	0.08
							1,651,819	1,634,328	7.09
Construction & Engineering
Aegion Corporation	(10)	L +	4.75%	9.59%	5/17/2028	16,090	16,063	15,728	0.07
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.35%	5/3/2027	35,370	34,888	32,717	0.14
Brookfield WEC Holdings, Inc.	(9)	SOFR +	3.75%	8.37%	8/1/2025	2,985	2,895	2,984	0.01
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	L +	5.00%	9.83%	12/31/2027	123,815	121,352	118,743	0.51
COP Home Services TopCo IV, Inc.	(4)(5)(11)	L +	5.00%	9.83%	12/31/2027	995	948	955	0.00
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	9.91%	3/2/2028	20,633	20,481	19,910	0.09

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction & Engineering (continued)
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	9.91%	3/2/2028	$2,744	$2,732	$2,648	0.01%
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	8.66%	12/16/2027	11,576	11,502	11,417	0.05
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	4.50%	9.45%	8/31/2028	42,771	41,736	39,925	0.17
Tutor Perini Corp.	(6)(11)	L +	4.75%	9.61%	8/18/2027	2,925	2,948	2,734	0.01
							255,545	247,761	1.06
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.56%	10/19/2027	17,131	17,180	16,983	0.07
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.40%	11.45%	9/29/2028	11,501	11,066	11,193	0.05
Berlin Packaging, LLC	(9)	L +	3.75%	8.91%	3/11/2028	15,558	15,539	15,358	0.07
Charter NEX US, Inc.	(10)	SOFR +	3.75%	8.67%	12/1/2027	16,219	16,264	16,045	0.07
Graham Packaging Co, Inc.	(10)	L +	3.00%	7.84%	8/4/2027	9,058	9,042	8,989	0.04
LABL, Inc.	(9)	L +	5.00%	9.84%	10/29/2028	7,054	6,967	6,849	0.03
MAR Bidco Sarl	(6)(9)	L +	4.30%	9.46%	7/6/2028	3,888	3,873	3,601	0.02
Novolex, Inc.	(9)	SOFR +	4.18%	9.08%	4/13/2029	17,071	16,661	16,710	0.07
Pretium PKG Holdings, Inc.	(9)	L +	4.00%	9.01%	10/2/2028	23,590	23,250	18,961	0.08
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	8.65%	11/3/2025	16,486	16,508	16,164	0.07
TricorBraun Holdings, Inc.	(9)	L +	3.25%	8.09%	3/3/2028	7,163	7,121	7,010	0.03
Trident TPI Holdings, Inc.	(9)	L +	4.00%	9.16%	9/15/2028	16,097	16,050	15,601	0.07
							142,341	136,481	0.60
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.65%	12/10/2028	7,940	7,811	7,563	0.03
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	11.09%	10/17/2025	5,800	5,736	5,800	0.03
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.85%	12/29/2027	66,510	65,367	66,178	0.29
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.85%	12/29/2026	14,625	14,441	14,552	0.06
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.45%	11/2/2026	30,204	29,652	29,600	0.13
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.32%	6/23/2028	26,675	26,283	25,874	0.11
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.54%	6/23/2028	15,770	15,170	15,125	0.07
NDC Acquisition Corp.	(4)(11)	SOFR +	5.50%	10.50%	3/9/2027	22,050	21,652	21,609	0.09
NDC Acquisition Corp.	(4)(7)(11)	L +	5.50%	10.42%	3/9/2027	514	452	445	0.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.40%	5/13/2026	1,000	971	960	0.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.39%	11/13/2024	55,819	55,084	54,145	0.23
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.35%	11.12%	11/13/2024	18,404	18,212	17,852	0.08
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.48%	6/30/2025	52,814	52,260	50,701	0.22
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.74%	6/30/2025	11,881	11,429	11,406	0.05
							324,520	321,810	1.39
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.41%	12/11/2028	20,743	20,377	19,202	0.08
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	10.31%	7/20/2028	955,992	948,750	955,992	4.14
Colibri Group, LLC	(10)	SOFR +	5.00%	10.26%	3/12/2029	9,946	9,862	9,590	0.04
Dreambox Learning Holding, LLC	(4)(5)(10)	L +	6.25%	10.00%	12/1/2027	135,213	133,101	127,101	0.55
EM Bidco Limited	(6)(9)	SOFR +	4.25%	9.25%	7/6/2029	4,162	4,149	4,123	0.02
Go Car Wash Management Corp.	(4)(14)	L +	6.25%	11.16%	12/31/2026	42,094	41,413	41,042	0.18
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	10.97%	12/31/2026	47,595	45,723	45,897	0.20
Groundworks, LLC	(4)(7)(11)	SOFR +	6.50%	11.36%	3/14/2030	715	690	690	0.00

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services (continued)
KUEHG Corp.	(11)	L +	3.75%	8.91%	2/21/2025		$962	$920	$947	0.00%
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.59%	12/15/2028		15,856	15,743	15,630	0.07
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.50%	3/2/2029		4,015	3,998	3,824	0.02
Sunshine Cadence Holdco, LLC	(8)	L +	4.25%	9.41%	3/23/2027		39,494	36,931	37,025	0.16
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	6.50%	11.13%	3/23/2027		700	681	690	0.00
TruGreen Limited Partnership	(10)	L +	4.00%	8.84%	11/2/2027		5,880	5,907	5,444	0.02
University Support Services, LLC	(9)	SOFR +	3.25%	8.16%	2/10/2029		9,910	9,868	9,779	0.04
Weld North Education, LLC	(9)	L +	3.75%	8.60%	12/21/2027		9,302	9,302	9,281	0.04
								1,287,415	1,286,257	5.56
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	L +	5.75%	10.59%	4/28/2028		92,282	90,942	90,898	0.39
Barbri Holdings, Inc.	(4)(7)(10)	L +	5.75%	10.46%	4/28/2028		6,181	6,181	6,088	0.03
Barbri Holdings, Inc.	(4)(10)	L +	5.75%	10.59%	4/30/2028		30,256	29,811	29,802	0.13
Comet Acquisition, Inc.	(9)	SOFR +	4.25%	9.30%	10/24/2025		15,790	15,615	15,425	0.07
Lereta, LLC	(10)	L +	5.25%	10.09%	7/30/2028		29,381	29,156	27,131	0.12
Mitchell International, Inc.	(9)	L +	3.75%	8.50%	10/15/2028		66,823	66,189	63,349	0.27
Polaris Newco, LLC	(9)	L +	4.00%	9.16%	6/2/2028		41,756	41,299	38,195	0.17
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.75%	8.56%	2/24/2028		5,251	5,199	5,196	0.02
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	12.91% (incl. 2.00% PIK)	11/5/2024		272,798	272,346	245,518	1.06
								556,738	521,602	2.26
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	SOFR +	5.50%	10.17%	8/15/2028		22,751	22,287	21,671	0.09
Point Broadband Acquisition, LLC	(4)(11)	L +	6.00%	10.78%	10/1/2028		159,995	156,851	157,595	0.68
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	10.98%	10/1/2028		64,115	62,821	63,105	0.27
Zacapa, LLC	(6)(9)	SOFR +	4.00%	8.90%	3/22/2029		6,067	6,052	5,951	0.03
								248,011	248,322	1.07
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.25%	10.24%	3/26/2027		50,864	49,987	50,275	0.22
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.50%	8/17/2028		192,562	189,172	188,632	0.82
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	6/21/2028		40,379	39,991	38,526	0.17
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	11.21%	8/30/2028		175,786	172,871	175,500	0.76
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	10.59%	11/25/2026		11,233	11,058	11,289	0.05
								413,092	413,947	1.80
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.13%	12/23/2026		33,089	32,710	30,276	0.13
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.88%	12/23/2026		1,959	1,945	1,793	0.01
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	10.19%	10/8/2029		465,710	455,485	459,938	1.99
Infinite Bidco, LLC	(9)	L +	3.25%	8.41%	3/2/2028		39,133	38,989	37,600	0.16
Ingram Micro, Inc.	(9)	L +	3.50%	8.66%	6/30/2028		3,930	3,900	3,910	0.02
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	9.27%	8/27/2029	EUR	5,922	2,725	4,945	0.02
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	11.15%	8/27/2029		88,177	85,757	85,532	0.37
LTI Holdings, Inc.	(8)	L +	3.50%	8.34%	9/6/2025		4,935	4,924	4,778	0.02
Presidio, Inc.	(8)	SOFR +	3.50%	8.41%	1/22/2027		2,192	2,193	2,184	0.01
								628,628	630,956	2.73

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	11.71%	10/4/2024		$6,298	$6,101	$6,298	0.03%
EnergySolutions, LLC	(11)	L +	3.75%	8.91%	5/9/2025	4,662		4,662	4,509	0.02
ISQ Hawkeye Holdco, Inc.	(4)(10)	SOFR +	6.25%	11.06%	8/17/2029	6,583		6,433	6,484	0.03
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	P +	5.25%	13.25%	8/17/2028	347		329	335	0.00
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	11.00%	8/17/2029	1,585		1,540	1,556	0.01
Tetra Technologies, Inc.	(4)(6)(11)	L +	6.25%	11.09%	9/10/2025	22,793		22,145	22,793	0.10
								41,210	41,975	0.19
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.86%	11/10/2028	7,700		7,638	7,431	0.03
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.79%	8/29/2025	11,815		11,829	11,776	0.05
								19,467	19,207	0.08
Food Products
Quantum Bidco, Ltd.	(6)(8)	S +	5.93%	10.10%	1/29/2028	GBP	18,500	24,644	20,510	0.09
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	8.81%	12/18/2026	4,919		4,944	4,892	0.02
								29,588	25,402	0.11
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(7)(9)	SOFR +	5.75%	10.80%	6/13/2029	25,253		24,646	24,058	0.10
Auris Luxembourg III Sarl	(6)(7)(8)	L +	3.75%	8.68%	2/27/2026	34,474		34,011	30,339	0.13
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.65%	11/1/2028	144,436		141,715	138,802	0.60
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.67%	11/1/2028	27,200		26,287	25,903	0.11
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	10.66%	7/6/2028	67,536		66,351	66,016	0.29
GCX Corporation Buyer, LLC	(4)(5)(10)	L +	5.50%	10.28%	9/13/2028	195,030		191,991	191,129	0.83
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	L +	5.50%	10.20%	9/13/2028	49,500		48,588	48,330	0.21
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.55%	7/20/2029	49,875		46,715	46,883	0.20
Natus Medical Incorporated	(4)(7)(9)	SOFR +	4.75%	9.66%	7/21/2027	3,463		3,341	2,892	0.01
Resonetics, LLC	(10)	L +	4.00%	9.10%	4/28/2028	66,750		65,362	64,214	0.28
Sunshine Luxembourg VII S.à r.l, LLC	(6)(10)	L +	3.75%	8.91%	10/1/2026	13,871		13,754	13,759	0.06
								662,761	652,325	2.82
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.75%	10.42%	8/10/2029	CAD	204,267	155,474	141,151	0.61
ACI Group Holdings, Inc.	(4)(5)(7)(10)	L +	5.75%	10.59% (incl. 1.25% PIK)	8/2/2028	64,146		62,861	62,862	0.27
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	9.34%	8/2/2028	30,555		29,753	29,676	0.13
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.43%	5/7/2027	11,907		11,663	11,587	0.05
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.75%	5/7/2027	8,713		8,577	8,558	0.04
ADMI Corp.	(9)	L +	3.75%	8.59%	12/23/2027	46,400		46,172	43,196	0.19
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.55%	2/25/2028	18,759		17,858	17,051	0.07
AMGH Holding Corp.	(11)	L +	4.25%	9.20%	3/14/2025	11,585		11,596	8,196	0.04
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(11)	C +	4.50%	9.52%	4/14/2028	CAD	14,943	11,859	13,958	0.06
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	C +	4.86%	9.95%	4/15/2027	CAD	4,343	3,323	3,018	0.01
Caramel Bidco Limited	(4)(5)(6)(8)	S +	6.00%	10.18%	2/24/2029	GBP	60,000	78,244	70,093	0.30
Caramel Bidco Limited	(4)(5)(6)(7)(8)	SOFR +	6.00%	8.71%	2/24/2024	GBP	17,735	23,533	20,416	0.09
CCBlue Bidco, Inc.	(4)(10)	L +	3.50%	8.66% (incl. 2.75% PIK)	12/21/2028	477,163		469,630	442,568	1.92

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
CCBlue Bidco, Inc.	(4)(7)(10)	L +	3.50%	7.33% (incl. 2.75% PIK)	12/21/2028	$24,452	$23,503	$22,011	0.10%
Covenant Surgical Partners, Inc.	(8)	SOFR +	4.00%	8.82%	7/1/2026	2,944	2,913	2,500	0.01
Cross Country Healthcare, Inc.	(4)(10)	L +	5.75%	10.59%	6/8/2027	48,234	47,052	48,234	0.21
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.30%	4/3/2028	25,622	25,459	24,725	0.11
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.50%	11.46%	4/3/2028	2,649	2,611	2,525	0.01
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.78%	10/4/2024	29,042	29,042	28,897	0.13
Global Medical Response, Inc.	(11)	L +	4.25%	9.24%	10/2/2025	34,203	34,264	24,227	0.10
Gordian Medical, Inc.	(10)	L +	6.25%	11.41%	1/31/2027	41,675	40,673	32,975	0.14
Heartland Dental, LLC	(8)	L +	4.00%	8.84%	4/30/2025	47,493	47,343	44,802	0.19
Jayhawk Buyer, LLC	(4)(7)(11)	L +	5.00%	10.16%	10/15/2026	252,129	249,457	249,607	1.08
Jayhawk Buyer, LLC	(4)(11)	L +	5.00%	9.73%	10/15/2026	22,254	21,083	22,032	0.10
LifePoint Health, Inc.	(8)	L +	3.75%	8.58%	11/16/2025	15,504	15,421	14,806	0.06
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	10.59%	2/1/2029	163,295	160,570	161,253	0.70
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	10.58%	2/1/2029	21,855	21,217	21,582	0.09
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	8.41%	3/12/2028	19,133	19,067	18,009	0.08
National Mentor Holdings, Inc.	(10)	SOFR +	3.75%	8.75%	3/2/2028	11,174	11,164	8,601	0.04
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	10.61% (incl. 5.33% PIK)	7/16/2027	392,600	389,950	388,674	1.68
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	10.33%	7/16/2027	46,935	46,716	46,467	0.20
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	10.14%	2/23/2029	7,464	7,398	5,439	0.02
Odyssey Holding Company, LLC	(4)(11)	L +	5.75%	10.45%	11/16/2025	50,082	49,793	50,082	0.22
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.95%	11/16/2025	4,211	4,211	4,211	0.02
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.70%	11/16/2025	9,357	9,357	9,357	0.04
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	9.69%	2/28/2028	22,964	22,823	20,450	0.09
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.59%	3/31/2027	30,645	30,454	26,993	0.12
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	8.09%	12/29/2028	414	400	406	0.00
PetVet Care Centers, LLC	(10)	L +	3.50%	8.34%	2/14/2025	54,263	54,240	52,526	0.23
Phoenix Guarantor, Inc.	(6)(8)	L +	3.50%	8.34%	3/5/2026	7,985	7,985	7,810	0.03
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.65%	5/12/2029	91,264	89,128	86,268	0.37
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.88%	8/31/2029	121,700	119,342	120,332	0.52
PSKW Intermediate, LLC	(4)(11)	L +	6.25%	11.10%	3/9/2026	14,266	14,266	14,266	0.06
Radnet, Inc.	(6)(10)	L +	3.00%	7.84%	4/21/2028	4,838	4,821	4,810	0.02
Reverb Buyer, Inc.	(9)	SOFR +	3.25%	8.24%	11/1/2028	5,989	5,965	5,836	0.03
Smile Doctors, LLC	(4)(10)	SOFR +	5.75%	10.75%	12/23/2028	363,277	357,171	356,011	1.54
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.39%	11.39%	12/23/2027	46,136	45,317	45,097	0.20
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	10.64%	12/23/2028	113,997	111,783	111,302	0.48
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	10.96%	6/1/2028	623,786	615,250	594,948	2.58
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	10.50%	6/18/2028	69,325	67,666	64,845	0.28
Stepping Stones Healthcare Services, LLC	(4)(10)	L +	5.75%	10.91%	1/2/2029	131,230	129,074	127,294	0.55
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	P +	4.75%	12.75%	12/30/2026	14,401	14,063	13,726	0.06
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	10.91%	1/2/2029	26,158	25,647	25,182	0.11
Surgery Centers Holdings, Inc.	(6)(10)	L +	3.75%	8.46%	8/31/2026	9,435	9,430	9,392	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
The Fertility Partners, Inc.	(4)(5)(6)(10)	C +	5.75%	10.76%	3/16/2028	CAD	137,895	$106,590	$97,824	0.42%
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.74%	9/16/2027	CAD	8,688	6,658	6,043	0.03
The Fertility Partners, Inc.	(4)(5)(6)(10)	L +	5.75%	10.59%	3/16/2028	38,708		38,068	37,159	0.16
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.66%	3/16/2029	CAD	7,722	7,656	7,249	0.03
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.08%	9/15/2028	260,452		253,334	257,847	1.12
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.25%	9/15/2028	56,115		54,583	55,554	0.24
TTF Holdings, LLC	(4)(10)	L +	4.00%	8.88%	3/31/2028	4,006		3,984	4,001	0.02
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	8.91%	10/1/2028	38,529		38,428	37,223	0.16
UMP Holdings, LLC	(4)(10)	SOFR +	5.00%	9.66%	7/15/2028	9,670		9,500	9,331	0.04
UMP Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.18%	7/15/2028	10,027		9,939	9,605	0.04
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.06%	6/18/2029	879,653		879,653	879,653	3.81
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	6.00%	10.91%	11/18/2027	127,120		125,157	121,082	0.52
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	L +	6.00%	11.16%	11/18/2027	54,163		53,227	50,976	0.22
Veonet GmbH	(6)(8)	S +	5.25%	9.43%	3/14/2029	GBP	170,000	218,710	196,611	0.85
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.91%	6/22/2028	103,704		102,009	76,801	0.33
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.77%	6/22/2026	12,455		12,294	9,240	0.04
								5,833,422	5,647,039	24.45
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	8.26%	2/15/2029	37,441		37,046	34,881	0.15
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029	390,514		383,135	382,113	1.65
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.65%	5/25/2029	86,813		85,071	85,819	0.37
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.56%	10.54%	5/25/2029	15,766		14,869	15,262	0.07
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.50%	10/4/2029	371,638		362,927	367,922	1.59
Edifecs, Inc.	(4)(11)	L +	7.50%	12.35%	9/21/2026	29,285		29,193	29,578	0.13
Edifecs, Inc.	(4)(10)	L +	5.50%	10.34%	9/21/2026	70,218		69,185	70,218	0.30
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.35%	12/16/2027	51,737		51,022	51,737	0.22
Ensemble RCM, LLC	(4)(9)	SOFR +	5.00%	9.78%	8/3/2026	89,325		87,938	87,985	0.38
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	11.05%	10/29/2028	89,364		88,087	88,023	0.38
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.05%	10/29/2027	1,080		915	918	0.00
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.05%	10/29/2028	8,597		8,223	8,057	0.03
Imprivata, Inc.	(9)	L +	3.75%	8.59%	12/1/2027	2,038		2,042	1,995	0.01
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.84%	10/1/2027	13,070		13,122	12,936	0.06
NMC Crimson Holdings, Inc.	(4)(10)	L +	6.00%	9.74%	3/1/2028	71,173		69,674	70,462	0.30
NMC Crimson Holdings, Inc.	(4)(7)(10)	L +	6.00%	10.95%	3/1/2028	4,815		4,604	4,578	0.02
Project Ruby Ultimate Parent Corp.	(10)	L +	3.25%	8.09%	3/10/2028	4,718		4,697	4,552	0.02
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	10.34%	4/1/2028	166,404		163,911	166,404	0.72
Verscend Holding Corp.	(8)	L +	4.00%	8.84%	8/27/2025	30,402		30,442	30,411	0.13
Waystar Technologies, Inc.	(8)	L +	4.00%	8.84%	10/22/2026	12,385		12,399	12,363	0.05
								1,518,502	1,526,214	6.58
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	8.34%	8/17/2028	6,225		6,234	6,217	0.03
CEC Entertainment, Inc.	(5)(8)		6.75%	6.75%	5/1/2026	12,760		12,760	12,133	0.05
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.77%	4/2/2029	43,560		42,808	41,981	0.18
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.81%	1/27/2029	13,563		13,557	13,384	0.06
Flynn Restaurant Group LP	(9)	L +	4.25%	9.09%	12/1/2028	7,625		7,569	7,426	0.03

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
IRB Holding Corp.	(10)	SOFR +	3.00%	7.91%	12/15/2027		$15,722	$15,722	$15,485	0.07%
Mic Glen, LLC	(9)	L +	3.50%	8.34%	7/21/2028		21,535	21,442	20,918	0.09
Scientific Games Holdings LP	(9)	SOFR +	3.50%	8.10%	4/4/2029		10,398	10,362	10,270	0.04
Tacala Investment Corp.	(10)	L +	3.50%	8.34%	2/5/2027		38,774	38,801	38,160	0.17
Twin River Worldwide Holdings, Inc.	(6)(9)	L +	3.25%	7.96%	10/2/2028		9,700	9,652	9,283	0.04
								178,907	175,257	0.76
Household Durables
AI Aqua Merger Sub, Inc.	(6)(9)	SOFR +	3.75%	8.48%	7/31/2028		32,963	32,541	31,912	0.14
Instant Brands Holdings, Inc.	(10)	L +	5.00%	9.95%	4/12/2028		73,476	72,679	29,233	0.13
								105,220	61,145	0.27
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.81%	12/14/2028		11,203	11,111	10,790	0.05
CEP V Investment 11 Sarl	(4)(6)(7)(10)	SA +	5.75%	6.70%	2/11/2028	CHF	97,449	93,969	105,514	0.46
Engineered Machinery Holdings, Inc.	(10)	L +	3.50%	8.23%	5/19/2028		7,958	7,957	7,864	0.03
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	10.61%	8/13/2029		163,568	160,546	160,037	0.69
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.50%	10.61%	8/12/2028		5,814	5,549	5,518	0.02
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	8.36%	8/13/2029	EUR	25,323	25,521	26,962	0.12
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.91%	3/31/2028		23,130	23,044	22,427	0.10
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.22%	4/5/2029		7,023	6,713	6,720	0.03
Vertical US Newco, Inc.	(6)(9)	L +	3.50%	8.60%	7/30/2027		17,854	17,907	17,442	0.08
Victory Buyer, LLC	(9)	L +	3.75%	8.53%	11/19/2028		22,806	22,720	19,627	0.08
								375,037	382,901	1.66
Insurance
Acrisure LLC	(9)	L +	4.25%	9.09%	2/15/2027		13,950	13,920	13,706	0.06
Acrisure LLC	(8)	L +	3.50%	8.34%	2/15/2027		3,805	3,734	3,692	0.02
Acrisure LLC	(9)	L +	3.75%	8.59%	2/15/2027		6,127	6,084	5,997	0.03
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.91%	10/2/2028		63,796	63,284	62,201	0.27
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.28%	11/6/2027		4,515	4,515	4,476	0.02
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	10.88%	8/31/2029		308,522	301,986	304,950	1.32
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	10.15%	8/31/2029		51,420	50,241	50,648	0.22
AssuredPartners, Inc.	(9)	L +	3.50%	8.34%	2/12/2027		18,047	17,912	17,861	0.08
Baldwin Risk Partners, LLC	(6)(9)	L +	3.50%	8.21%	10/14/2027		7,864	7,836	7,694	0.03
Benefytt Technologies, Inc.	(4)(10)(17)	SOFR +	7.75%	13.44%	8/12/2027		96,709	95,350	45,937	0.20
Benefytt Technologies, Inc.	(4)(7)(10)(17)	SOFR +	8.75%	13.74%	8/12/2027		23,929	23,345	11,091	0.05
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.84%	1/27/2027		9,882	9,861	9,699	0.04
CFC Underwriting, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	9.55%	5/16/2029		138,161	134,916	136,576	0.59
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.00%	10/29/2028		27,921	27,450	26,662	0.12
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.00%	10/30/2028		23,706	23,334	22,673	0.10
Galway Borrower, LLC	(4)(5)(7)(10)	L +	5.25%	10.41%	9/29/2028		221,263	218,066	216,814	0.94
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.41%	9/30/2027		4,089	3,804	3,708	0.02
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.05%	4/14/2028		91,229	89,830	90,461	0.39
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.80%	4/16/2028		35,718	34,725	34,530	0.15
Howden Group Holdings Limited	(6)(10)	L +	3.25%	8.13%	11/12/2027		13,461	13,402	13,339	0.06

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
HUB International Limited	(10)	L +	3.25%	8.06%	4/25/2025		$1,952	$1,954	$1,950	0.01%
Integrity Marketing Acquisition, LLC	(4)(11)	SOFR +	6.05%	11.00%	8/27/2025		39,258	38,947	37,982	0.16
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.05%	11.00%	8/27/2025		41,304	40,943	39,755	0.17
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.02%	10.91%	8/27/2025		79,703	78,363	76,533	0.33
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.02%	10.97%	8/27/2025		72,512	71,805	69,793	0.30
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	10.79%	8/27/2025		2,339	2,316	2,252	0.01
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	9.27%	3/27/2028	CAD	10,713	8,573	7,847	0.03
Jones Deslauriers Insurance Management, Inc.	(5)(6)(8)	C +	4.25%	9.27%	3/27/2028	CAD	28,153	22,019	20,622	0.09
NFP Corp.	(8)	L +	3.25%	8.09%	2/15/2027		13,561	13,496	13,259	0.06
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	L +	5.50%	10.66%	10/16/2028		24,498	24,101	23,576	0.10
Riser Merger Sub, Inc.	(4)(6)(10)	SOFR +	5.75%	11.14%	8/1/2028		159,470	156,629	156,280	0.68
Riser Merger Sub, Inc.	(4)(6)(7)(10)	P +	4.75%	12.75%	8/1/2028		8,442	8,008	7,955	0.03
Riser Merger Sub, Inc.	(4)(6)(10)	S +	5.75%	9.93%	8/1/2028	GBP	13,648	16,425	16,538	0.07
Riser Merger Sub, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.33%	8/1/2028		43,236	42,417	42,264	0.18
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.07%	10/30/2026		39,493	38,886	36,873	0.16
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	10.55%	10/30/2026		3,683	3,683	3,554	0.02
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.84%	1/27/2027		93,540	93,279	93,540	0.40
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	10.93%	1/3/2030		132,377	128,515	128,406	0.56
Tennessee Bidco Limited	(4)(6)(8)	E +	7.00%	9.94%	8/3/2028	EUR	5,436	6,964	5,798	0.03
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	10.70%	7/9/2028	GBP	48,569	66,004	58,864	0.25
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	7.00%	11.20%	7/9/2028	GBP	80,971	89,187	86,179	0.37
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.09%	7/9/2028		166,473	162,674	163,559	0.71
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028		47,993	47,388	47,153	0.20
Tennessee Bidco Limited	(4)(6)(8)	L +	6.25%	11.10%	8/3/2028		17,423	17,104	16,595	0.07
USI, Inc.	(9)	SOFR +	3.75%	8.65%	11/22/2029		7,985	7,900	7,972	0.03
								2,331,175	2,247,814	9.73
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.16%	12/6/2027		8,328	8,280	7,867	0.03
Cengage Learning, Inc.	(11)	L +	4.75%	9.88%	7/14/2026		18,715	18,591	17,417	0.08
MH Sub I, LLC	(11)	L +	3.75%	8.59%	9/13/2024		15,607	15,618	15,381	0.07
Project Boost Purchaser, LLC	(9)	L +	3.50%	8.34%	5/30/2026		4,925	4,875	4,846	0.02
Red Planet Borrower, LLC	(9)	L +	3.75%	8.59%	10/2/2028		13,987	13,841	9,910	0.04
SurveyMonkey, Inc.	(6)(8)	SOFR +	3.75%	8.67%	10/10/2025		5,939	5,936	5,924	0.03
								67,141	61,345	0.27
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(7)(11)	SOFR +	6.00%	10.97%	12/29/2026		510,177	508,650	505,075	2.19
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	7.93%	2/3/2029		9,617	9,571	9,497	0.04
Prodege International Holdings, LLC	(4)(10)	L +	5.75%	10.62%	12/15/2027		560,280	552,664	540,670	2.34
Wireless Vision, LLC	(4)(11)	L +	5.50%	10.66%	12/30/2025		19,026	19,026	19,026	0.08
								1,089,911	1,074,268	4.65
IT Services
Ahead DB Holdings, LLC	(5)(10)	L +	3.75%	8.91%	10/18/2027		2,563	2,573	2,521	0.01
AI Altius Bidco, Inc.	(4)(5)(10)	L +	5.50%	10.65%	12/21/2028		106,023	104,292	103,903	0.45
AI Altius Bidco, Inc.	(4)(5)(10)	SOFR +	5.50%	10.48%	12/21/2028		34,698	34,415	34,005	0.15

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services (continued)
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2028		$23,359	$22,838	$22,599	0.10%
BCP V Everise Acquisition, LLC	(4)(10)	SOFR +	6.25%	11.14%	5/3/2027	71,339		69,832	69,556	0.30
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	19,659		19,680	19,293	0.08
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.22%	2/10/2028	44,943		44,630	42,134	0.18
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.80%	4/1/2028	181,628		178,600	173,000	0.75
Inovalon Holdings, Inc.	(4)(7)(10)	L +	6.25%	11.21% (incl. 2.75% PIK)	11/24/2028	964,795		944,996	953,903	4.13
Monterey Financing, S.A.R.L	(4)(6)(8)	CI +	6.00%	9.11%	9/28/2029	DKK	560,750	72,131	79,664	0.34
Monterey Financing, S.A.R.L	(4)(6)(7)(8)	E +	6.00%	9.01%	9/28/2029	EUR	76,519	69,587	83,004	0.36
Monterey Financing, S.A.R.L	(4)(6)(9)	N +	6.00%	9.68%	9/28/2029	NOK	599,094	54,502	55,756	0.24
Monterey Financing, S.A.R.L	(4)(6)(8)	ST +	6.00%	9.30%	9/28/2029	SEK	243,186	21,220	22,859	0.10
Park Place Technologies, LLC	(11)	SOFR +	5.00%	9.91%	11/10/2027	794		796	764	0.00
Razor Holdco, LLC	(4)(10)	L +	5.75%	10.59%	10/25/2027	188,810		185,935	185,978	0.80
Red River Technology, LLC	(4)(7)(11)	SOFR +	6.00%	10.91%	5/26/2027	148,932		147,129	148,932	0.64
TierPoint, LLC	(10)	L +	3.75%	8.59%	5/5/2026	12,338		12,293	11,813	0.05
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	E +	6.00%	11.16% (incl. 2.50% PIK)	8/3/2028	EUR	10,694	12,180	11,382	0.05
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.00%	9/28/2028	EUR	16,320	18,474	17,405	0.08
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	10.79% (incl. 2.50% PIK)	9/28/2028	12,655		12,357	12,434	0.05
Virtusa Corp.	(10)	L +	3.75%	8.66%	2/11/2028	8,895		8,907	8,807	0.04
Virtusa Corp.	(10)	SOFR +	3.75%	8.66%	2/15/2029	940		932	931	0.00
								2,038,299	2,060,643	8.90
Leisure Products
Lew's Intermediate Holdings, LLC	(4)(10)	SOFR +	5.00%	9.89%	2/11/2028	25,847		25,541	22,228	0.10
Motion Finco, LLC	(6)(8)	L +	3.25%	8.41%	11/12/2026	4,039		3,950	3,986	0.02
Recess Holdings, Inc.	(11)	L +	3.75%	8.58%	9/30/2024	11,895		11,883	11,895	0.05
								41,374	38,109	0.17
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.41%	12/4/2026	4,511		4,524	4,470	0.02
Curia Global, Inc.	(10)	SOFR +	3.75%	8.53%	8/30/2026	40,528		40,539	34,740	0.15
LSCS Holdings, Inc.	(9)	L +	4.50%	9.34%	12/16/2028	8,070		8,037	7,781	0.03
Maravai Intermediate Holdings, LLC	(6)(9)	SOFR +	3.00%	7.63%	10/19/2027	1,953		1,970	1,947	0.01
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.66%	11/30/2027	1,876		1,875	1,838	0.01
								56,945	50,776	0.22

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Chart Industries, Inc	(6)(9)	SOFR +	3.75%	8.69%	12/7/2029		$6,000	$5,948	$5,993	0.03%
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	10.91%	7/21/2027		9,215	9,073	8,893	0.04
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.16%	7/21/2027		2,476	2,428	2,405	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.00%	9.16%	7/21/2027		1,190	1,173	1,151	0.00
Pro Mach Group, Inc.	(11)	L +	4.00%	8.84%	8/31/2028		8,024	7,949	7,997	0.03
Titan Acquisition Ltd.	(6)(8)	L +	3.00%	8.15%	3/28/2025		3,958	3,865	3,765	0.02
								30,436	30,204	0.13
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.66%	10/29/2027		233,381	229,321	228,173	0.99
Media
Clear Channel Outdoor Holdings, Inc.	(6)(8)	L +	3.50%	8.33%	8/21/2026		33,598	32,870	31,386	0.14
Digital Media Solutions, LLC	(6)(10)	L +	5.00%	10.16%	5/25/2026		29,443	28,977	23,554	0.10
McGraw-Hill Education, Inc.	(9)	L +	4.75%	9.99%	7/28/2028		18,454	18,310	17,292	0.07
Radiate Holdco, LLC	(10)	L +	3.25%	8.09%	9/25/2026		47,347	47,246	38,937	0.17
Terrier Media Buyer, Inc.	(8)	L +	3.50%	8.66%	12/17/2026		1,950	1,957	1,734	0.01
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	11.68%	12/22/2029	CAD	110,510	79,088	79,503	0.34
Univision Communications, Inc.	(10)	L +	3.25%	8.09%	3/15/2026		12,093	12,099	12,051	0.05
								220,547	204,457	0.88
Metals & Mining
American Rock Salt Company, LLC	(10)	L +	4.00%	8.84%	6/9/2028		19,634	19,620	18,971	0.08
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	8.83%	3/16/2027		13,498	13,429	13,199	0.06
								33,049	32,170	0.14
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.01%	8/15/2028		30,190	29,597	29,964	0.13
Freeport LNG Investments, LLLP	(9)	L +	3.50%	8.31%	12/21/2028		35,445	35,364	34,419	0.15
KKR Alberta Midsteam FINCE Inc	(4)(6)(10)	SOFR +	6.25%	11.01%	8/15/2028		16,424	16,101	16,301	0.07
								81,062	80,684	0.35
Paper & Forest Products
Profile Products, LLC	(4)(10)	L +	5.50%	10.41%	11/12/2027		40,213	39,713	39,308	0.17
Profile Products, LLC	(4)(10)	C +	5.50%	10.37%	11/12/2027		23,543	23,181	23,013	0.10
Profile Products, LLC	(4)(7)(10)	SOFR +	5.50%	10.30%	11/12/2027		6,027	5,766	5,645	0.02
								68,660	67,966	0.29
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	9.32%	10/27/2028	EUR	60,136	57,967	64,018	0.28
Padagis, LLC	(6)(9)	L +	4.75%	9.54%	7/6/2028		29,371	29,333	26,948	0.12
Rhea Parent, Inc.	(4)(5)(10)	SOFR +	5.75%	10.80%	2/18/2029		205,052	201,603	204,026	0.88
Sharp Midco, LLC	(4)(9)	L +	4.00%	9.16%	12/31/2028		5,269	5,258	5,190	0.02
								294,161	300,182	1.30
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	10.16%	3/1/2028		154,053	152,959	154,053	0.67
ALKU, LLC	(4)(10)	SOFR +	5.00%	9.91%	3/1/2028		78,409	77,690	78,409	0.34
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	10.93%	1/31/2028		1,534	1,488	1,487	0.01
Apex Companies, LLC	(4)(11)	SOFR +	6.25%	11.16%	1/31/2028		71	69	70	0.00
APFS Staffing Holdings Inc	(4)(9)	SOFR +	4.00%	8.89%	12/29/2028		3,266	3,259	3,234	0.01
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.38%	8/2/2028		42,741	42,621	41,619	0.18
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	9.54%	12/11/2028		3,591	3,562	3,586	0.02
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	10.68%	3/2/2028	GBP	40,700	55,226	49,752	0.22

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.25%	10.16%	11/2/2027	$22,865	$22,035	$22,238	0.10%
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.75%	11.61%	5/18/2029	45,980	45,655	44,483	0.19
Claims Automation Intermediate 2, LLC	(4)(7)(10)	L +	4.75%	8.76%	12/16/2027	45,372	44,121	43,779	0.19
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	10.41%	8/26/2027	150,110	147,659	146,778	0.64
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	10.40%	2/26/2027	2,830	2,715	2,668	0.01
CoreLogic, Inc.	(9)	L +	3.50%	8.38%	6/2/2028	41,033	40,784	35,128	0.15
Cumming Group, Inc.	(4)(7)(11)	L +	6.00%	10.81%	5/26/2027	183,951	181,175	177,725	0.77
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	10.78%	11/16/2027	1,255	1,214	1,212	0.01
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.65%	4/9/2027	85,923	85,537	83,417	0.36
Eliassen Group, LLC	(4)(10)	SOFR +	5.50%	10.40%	4/14/2028	63,662	62,943	62,388	0.27
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.69%	4/14/2028	2,170	2,060	1,880	0.01
Emerald US, Inc.	(6)(8)	L +	3.25%	8.41%	7/12/2028	3,879	3,876	3,847	0.02
Galaxy US Opco, Inc.	(6)(9)	SOFR +	4.75%	9.56%	4/29/2029	12,264	11,997	10,900	0.05
Guidehouse, Inc.	(4)(5)(10)	SOFR +	6.25%	11.16%	10/16/2028	1,144,907	1,132,943	1,122,009	4.86
Guidehouse, Inc.	(4)(5)(10)	SOFR +	6.25%	11.16%	10/16/2028	49,748	48,380	48,753	0.21
HIG Orca Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.00%	11.27%	8/17/2027	94,557	93,176	93,611	0.41
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.26%	8/17/2027	3,702	3,594	3,609	0.02
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.05%	8/12/2027	8,884	8,828	8,697	0.04
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.91%	9/22/2028	430,941	423,527	428,562	1.85
IG Investments Holdings, LLC	(4)(5)(10)	L +	6.00%	10.83%	9/22/2028	16,337	16,201	16,255	0.07
Inmar, Inc.	(11)	L +	4.00%	9.16%	5/1/2024	29,902	29,838	28,748	0.12
Kaufman Hall & Associates, LLC	(4)(10)	L +	5.25%	10.09%	12/14/2028	97,060	95,478	96,332	0.42
Kwor Acquisition, Inc.	(4)(7)(10)	L +	6.05%	12.25%	12/22/2027	5,518	5,328	4,912	0.02
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.77%	2/25/2028	103,292	101,325	102,759	0.44
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	10.43%	9/14/2029	776,451	758,393	765,713	3.31
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.75%	8/19/2027	256,639	252,803	248,939	1.08
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.81%	10.89%	8/17/2027	13,989	13,757	13,512	0.06
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.66%	3/27/2026	260,699	254,600	254,089	1.10
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.40%	5/23/2025	4,196	4,182	4,147	0.02
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029	36,173	34,854	35,176	0.15
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.31%	5/18/2029	44,775	43,987	44,076	0.19
Sherlock Buyer Corp.	(4)(7)(10)	L +	5.75%	10.65%	12/8/2028	6,471	6,206	6,044	0.03
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	8.90%	6/18/2029	34,379	33,017	33,549	0.15
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.18%	6/29/2027	19,719	19,260	19,394	0.08
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.40%	6/29/2027	24,601	24,110	24,154	0.10
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.58%	12/21/2028	387,709	380,327	378,810	1.64
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.52%	6/1/2029	145,898	142,822	145,587	0.63
VT Topco, Inc.	(7)(10)	L +	3.75%	8.59%	8/1/2025	13,336	13,291	13,176	0.06
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.03%	11/8/2028	728,075	715,262	709,873	3.07
							5,644,134	5,619,139	24.35

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	12/16/2025	GBP	20,000	$28,038	$22,821	0.10%
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.16%	2/16/2028	70,324		69,075	70,324	0.30
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.16%	7/25/2029	15,205		14,862	15,205	0.07
								111,975	108,350	0.47
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(7)(11)	L +	5.25%	9.88%	7/1/2028	806		563	289	0.00
Software
2U, Inc.	(6)(10)	SOFR +	6.50%	11.32%	12/28/2026	5,325		5,069	5,138	0.02
Anaplan, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	11.31%	6/21/2029	537,534		527,142	531,679	2.30
Apex Group Treasury, LLC	(6)(9)	L +	3.75%	8.56%	7/27/2028	15,256		15,230	14,939	0.06
Apttus Corp.	(10)	L +	4.25%	9.08%	5/8/2028	11,687		11,657	11,375	0.05
Armstrong Bidco Limited	(4)(6)(8)	S +	5.75%	9.68%	6/28/2029	GBP	314,735	374,884	369,057	1.60
Armstrong Bidco Limited	(4)(6)(7)(8)	S +	5.75%	9.68%	6/28/2029	GBP	127,438	150,429	157,730	0.68
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	12.15%	10/19/2028	23,077		22,490	22,696	0.10
AxiomSL Group, Inc.	(4)(7)(11)	L +	5.75%	10.59%	12/3/2027	78,020		76,761	76,705	0.33
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.38%	5/2/2029	44,190		43,759	43,941	0.19
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.12%	5/2/2029	692		649	646	0.00
BlueCat Networks USA, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.94% (incl. 2.00% PIK)	8/8/2028	68,901		67,569	67,401	0.29
BlueCat Networks USA, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.73%	8/8/2028	1,139		1,020	1,017	0.00
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.59%	10/2/2025	14,842		14,794	14,680	0.06
Circana Group, L.P.	(4)(10)	SOFR +	5.75%	10.66%	12/1/2028	687,085		674,565	680,214	2.94
Circana Group, L.P.	(4)(10)	SOFR +	6.25%	10.95% (incl. 2.75% PIK)	12/1/2028	890,092		874,421	872,290	3.78
Circana Group, L.P.	(4)(7)(10)	SOFR +	6.18%	11.54%	12/1/2027	14,687		12,851	13,638	0.06
Cloudera, Inc.	(9)	SOFR +	3.75%	8.66%	10/8/2028	36,963		36,529	35,392	0.15
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.66%	2/24/2028	15,207		14,767	14,668	0.06
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.55%	2/23/2029	258,821		251,634	239,314	1.04
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.23%	7/14/2027	108,751		106,731	103,735	0.45
ConnectWise, LLC	(9)	L +	3.50%	8.34%	9/29/2028	28,537		28,463	27,645	0.12
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.59%	10/16/2028	27,349		27,256	25,332	0.11
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	7.50%	12.29%	2/27/2030	1,836		1,786	1,785	0.01
Delta Topco, Inc.	(10)	SOFR +	3.75%	8.66%	12/1/2027	34,975		34,939	32,512	0.14
Diligent Corporation	(4)(11)	L +	5.75%	10.59%	8/4/2025	88,200		87,534	85,554	0.37
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	10.71%	4/9/2029	470,967		461,965	456,570	1.98
DTI Holdco, Inc.	(4)(7)(10)	SOFR +	4.59%	11.36%	4/26/2027	8,840		8,840	7,841	0.03
DTI Holdco, Inc.	(10)	SOFR +	4.75%	9.43%	4/26/2029	32,793		31,949	30,542	0.13
ECI Macola Max Holding, LLC	(6)(10)	L +	3.75%	8.91%	11/9/2027	11,980		12,002	11,731	0.05
Epicor Software Corp.	(10)	L +	3.25%	8.09%	7/30/2027	5,968		5,993	5,873	0.03
Episerver, Inc.	(4)(5)(7)(11)	L +	5.75%	10.91%	4/9/2026	25,037		24,704	22,694	0.10
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.75%	2/24/2028	134,469		132,178	130,031	0.56
Forterro UK Ltd.	(4)(6)(9)	SA +	5.00%	6.41%	7/9/2029	CHF	10,674	10,708	11,333	0.05
Forterro UK Ltd.	(4)(6)(8)	E +	5.00%	7.18%	7/9/2029	EUR	31,713	31,493	33,401	0.14
Forterro UK Ltd.	(4)(6)(7)(8)	S +	5.00%	9.18%	7/9/2029	EUR	10,474	9,683	11,489	0.05
Forterro UK Ltd.	(4)(6)(8)	ST +	5.00%	7.81%	7/9/2029	SEK	112,563	10,431	10,529	0.05

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
GI Consilio Parent, LLC	(7)(9)	L +	4.00%	8.84%	5/12/2028		$40,225	$39,509	$37,087	0.16%
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	10.56%	3/9/2029		434,973	427,374	429,214	1.86
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.41%	12/1/2028		144,506	141,480	139,969	0.61
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.71%	4/27/2027		2,644	2,531	2,377	0.01
GraphPAD Software, LLC	(4)(11)	L +	5.50%	10.43%	4/27/2027		17,194	17,019	16,850	0.07
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.84%	12/1/2027		5,860	5,885	5,786	0.03
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.78%	11/19/2026		48,712	48,693	43,585	0.19
Hyland Software, Inc.	(10)	L +	3.50%	8.34%	7/1/2024		9,825	9,831	9,735	0.04
Idera, Inc.	(10)	L +	3.75%	8.51%	3/2/2028		52,484	52,364	50,221	0.22
Imperva, Inc.	(11)	L +	4.00%	8.86%	1/12/2026		19,080	19,139	16,800	0.07
ION Trading Finance Ltd.	(6)(8)	L +	4.75%	9.91%	4/3/2028		27,970	27,991	26,449	0.11
Kaseya, Inc.	(4)(7)(10)	SOFR +	5.75%	10.65%	6/25/2029		733,231	718,622	724,967	3.14
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.50%	2/8/2026		117,477	116,105	115,715	0.50
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	9.73%	5/9/2026		37,715	36,971	36,395	0.16
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	9.93%	5/18/2029	GBP	102,894	125,713	125,156	0.54
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.66%	5/18/2029		965,324	941,778	948,366	4.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	3.75%	8.58%	7/31/2028		77,321	76,435	73,455	0.32
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(8)	L +	3.75%	8.62%	7/30/2026		10,800	10,728	10,260	0.04
Medallia, Inc.	(4)(10)	L +	6.50%	11.34% (incl. 5.57% PIK)	10/29/2028		1,006,282	990,238	986,156	4.27
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	9.53%	5/2/2029		11,828	11,777	11,178	0.05
Mitratech Holdings, Inc.	(5)(10)	L +	3.75%	8.58%	5/18/2028		16,789	16,727	16,012	0.07
Monk Holding Co.	(4)(10)(18)	L +	5.70%	10.66%	12/1/2027		11,141	10,932	10,946	0.05
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.88%	11/24/2028		3,588	3,124	3,031	0.01
MRI Software, LLC	(5)(7)(11)	L +	5.50%	10.66%	2/10/2026		19,173	19,162	18,379	0.08
MRI Software, LLC	(5)(7)(11)	L +	5.50%	10.60%	2/10/2026		2,383	2,365	2,092	0.01
Neogames Connect SARL	(4)(6)(8)	E +	6.25%	9.27%	5/30/2028	EUR	100,400	101,933	106,284	0.46
Nintex Topco Limited	(4)(6)(10)	L +	6.00%	10.73%	11/13/2028		680,507	669,565	636,274	2.75
NortonLifeLock, Inc.	(6)(7)(9)	SOFR +	2.00%	6.91%	9/12/2029		7,190	7,134	7,100	0.03
Onex AP Merger Sub, LLC	(4)(7)(10)	SOFR +	5.75%	9.74%	4/4/2028		21,630	21,269	21,382	0.09
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.75%	12.43%	2/1/2029		66,000	64,194	64,144	0.28
Perforce Software, Inc.	(8)	L +	3.75%	8.59%	7/1/2026		15,415	15,402	14,385	0.06
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.85%	4/26/2024		14,239	14,252	14,174	0.06
Project Leopard Holdings, Inc.	(7)(9)	SOFR +	5.25%	9.80%	7/20/2029		140,698	133,364	128,282	0.56
Proofpoint, Inc.	(5)(9)	L +	3.25%	8.09%	8/31/2028		902	898	884	0.00
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	9.08%	2/1/2029		27,811	27,595	22,844	0.10
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.60%	7/19/2028		115,635	113,271	112,967	0.49
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.53%	7/19/2028		3,965	3,636	3,634	0.02
RealPage, Inc.	(9)	L +	3.00%	7.84%	4/24/2028		1,985	1,979	1,931	0.01
Relativity ODA, LLC	(4)(7)(11)	L +	6.50%	12.35% (incl. 12.35% PIK)	5/12/2027		990	905	901	0.00
Rocket Software, Inc.	(8)	L +	4.25%	9.09%	11/28/2025		10,784	10,792	10,610	0.05
Rocket Software, Inc.	(9)	L +	4.25%	9.09%	11/28/2025		3,947	3,887	3,884	0.02
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	8.91%	8/14/2026		13,070	13,091	12,894	0.06
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.25%	10.99%	8/16/2029		384,906	377,283	378,621	1.64
Solarwinds Holdings, Inc.	(8)	SOFR +	4.00%	8.81%	2/5/2027		3,000	2,978	2,995	0.01

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Sophia, LP	(9)	L +	3.50%	8.66%	10/7/2027		$1,990	$1,979	$1,970	0.01%
Sovos Compliance, LLC	(9)	L +	4.50%	9.34%	8/11/2028		5,210	5,219	4,946	0.02
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	11.14%	3/11/2027		86,811	85,602	85,075	0.37
Spitfire Parent, Inc.	(4)(11)	SOFR +	6.00%	10.61%	3/11/2027		32,044	32,012	31,403	0.14
Spitfire Parent, Inc.	(4)(5)(11)	E +	6.00%	8.79%	3/11/2027	EUR	19,159	22,837	20,399	0.09
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.59%	10/5/2028		852,105	838,682	830,803	3.60
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.59%	10/5/2028		10,022	9,860	9,771	0.04
Surf Holdings, LLC	(6)(8)	L +	3.50%	8.51%	3/5/2027		3,227	3,232	3,203	0.01
Symphony Technology Group	(5)(6)(10)	L +	4.75%	9.58%	7/27/2028		65,842	65,295	54,531	0.24
Symphony Technology Group	(5)(6)(9)	SOFR +	3.75%	8.52%	3/1/2029		30,099	29,856	28,391	0.12
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.76%	2/18/2027		3,910	3,929	3,763	0.02
The Ultimate Software Group, Inc.	(9)	L +	3.25%	8.03%	5/4/2026		9,993	9,969	9,754	0.04
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.23%	5/5/2028		25,981	25,549	25,461	0.11
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.44%	5/5/2028		44,275	43,631	43,390	0.19
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.25%	9.58%	5/5/2028		5,480	5,272	5,194	0.02
Virgin Pulse, Inc.	(10)	L +	4.00%	8.84%	4/6/2028		41,915	41,614	34,685	0.15
Vision Solutions, Inc.	(10)	L +	4.00%	8.82%	4/24/2028		45,953	45,834	41,013	0.18
Zendesk Inc	(4)(7)(10)	SOFR +	6.50%	11.88% (incl. 3.50% PIK)	11/30/2028		912,838	885,447	898,636	3.89
								11,814,615	11,717,876	50.72
Specialty Retail
CustomInk, LLC	(4)(11)(18)	L +	6.18%	11.14%	5/3/2026		36,866	36,415	36,866	0.16
EG America, LLC	(6)(9)	L +	4.25%	9.09%	3/31/2026		14,895	14,861	14,295	0.06
EG Dutch Finco BV	(6)(8)	L +	4.00%	8.84%	2/7/2025		32,130	31,997	30,832	0.13
Runner Buyer, Inc.	(10)	L +	5.50%	10.45%	10/20/2028		77,220	75,889	57,916	0.25
								159,162	139,909	0.60
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.66%	2/28/2026		45,893	45,955	45,549	0.20
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC	(11)	L +	7.00%	12.16%	7/15/2027		25,988	25,517	19,413	0.08
S&S Holdings, LLC	(9)	L +	5.00%	9.83%	3/11/2028		6,413	6,308	6,064	0.03
								31,825	25,477	0.11
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	L +	3.25%	8.08%	1/31/2028		14,877	14,582	14,494	0.06
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.66%	12/22/2028		15,904	15,850	15,067	0.07
LBM Acquisition, LLC	(10)	L +	3.75%	8.59%	12/17/2027		55,232	54,932	52,203	0.23
Park River Holdings, Inc.	(10)	L +	3.25%	8.00%	12/28/2027		70,869	69,654	65,443	0.28
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.91%	4/1/2027		82,647	80,817	81,182	0.35
Specialty Building Products Holdings, LLC	(9)	L +	3.25%	8.10%	10/15/2028		29,961	29,908	28,213	0.12
SRS Distribution, Inc.	(9)	SOFR +	3.25%	8.16%	6/2/2028		8,029	7,986	7,762	0.03
SRS Distribution, Inc.	(9)	L +	3.50%	8.34%	6/2/2028		18,565	18,512	17,976	0.08
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.58%	10/18/2025		10,363	10,310	9,343	0.04
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.58%	10/17/2025		24,927	24,390	22,474	0.10
								326,941	314,157	1.36

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	9.66%	11/12/2027		$22,175	$22,232	$21,399	0.09%
Enstructure LLC	(4)(7)(9)(18)	SOFR +	6.35%	11.16%	5/25/2029		79,972	77,930	79,972	0.35
FFML Holdco Ltd	(4)(6)(8)	SOFR +	6.25%	11.43%	11/30/2028	NZD	39,278	23,705	23,837	0.10
First Student Bidco, Inc.	(9)	L +	3.00%	8.14%	7/21/2028		16	15	15	0.00
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.68%	5/3/2027		157,388	155,141	150,699	0.65
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.43%	4/30/2027		12,436	12,436	11,907	0.05
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.08%	8/4/2027		93,498	92,144	93,031	0.40
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.28%	8/4/2027		62,630	62,052	62,317	0.27
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.36%	8/4/2027		384	373	375	0.00
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	236,429	242,952	251,573	1.09
Liquid Tech Solutions Holdings, LLC	(4)(10)	SOFR +	4.75%	9.71%	3/20/2028		19,045	18,976	18,427	0.08
Roadsafe Holdings, Inc.	(4)(7)(11)	L +	5.75%	10.87%	10/19/2027		136,393	134,557	134,080	0.58
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.00%	10/19/2027		32,227	31,827	31,743	0.14
Safety Borrower Holdings LP	(4)(5)(11)	L +	5.25%	10.46%	9/1/2027		45,692	45,386	45,463	0.20
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.25%	9/1/2027		839	814	805	0.00
Sam Holding Co, Inc.	(4)(11)	L +	5.00%	9.96%	9/24/2027		149,720	147,483	147,849	0.64
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.50%	10.06%	9/24/2027		17,077	16,640	16,946	0.07
Sam Holding Co, Inc.	(4)(7)(11)	L +	7.50%	12.00%	3/24/2027		10,320	9,972	10,020	0.04
TRP Infrastructure Services, LLC	(4)(11)	L +	5.50%	10.40%	7/9/2027		72,823	71,786	67,725	0.29
								1,166,421	1,168,183	5.04
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.90%	12/17/2027		18,127	18,133	17,924	0.08
Total First Lien Debt								43,390,053	42,762,866	192.13

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(5)(10)	SOFR +	7.63%	12.78%	5/25/2029	$44,520	$44,007	$37,953	0.16%
Peraton Corp.	(10)	L +	7.75%	12.65%	2/1/2029	53,508	52,919	52,170	0.23
							96,926	90,123	0.39
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	7.25%	12.09%	9/1/2027	33,015	32,521	30,855	0.13
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	7.00%	12.16%	7/26/2029	33,000	32,619	27,885	0.12
							65,140	58,740	0.25
Capital Markets
The Edelman Financial Engines Center, LLC	(8)	L +	6.75%	11.59%	7/20/2026	14,000	13,904	13,164	0.06
Chemicals
Hexion Holdings Corp.	(9)	SOFR +	7.44%	12.30%	3/15/2030	46,000	44,843	38,487	0.17
Pearls Netherlands Bidco	(4)(6)(9)	SOFR +	7.25%	11.93%	2/25/2030	42,453	41,444	41,816	0.18
							86,287	80,303	0.35
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.59%	3/30/2029	29,464	29,354	26,070	0.11
USIC Holdings, Inc.	(5)(10)	L +	6.50%	11.34%	5/14/2029	8,594	8,542	7,971	0.03
							37,896	34,041	0.14
Construction & Engineering
COP Home Services TopCo IV, Inc.	(4)(5)(11)	L +	8.50%	13.33%	12/29/2028	43,277	42,635	41,762	0.18
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	7.25%	12.20%	8/31/2029	32,725	32,298	31,374	0.14
							74,933	73,136	0.32
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(9)	L +	7.00%	11.84%	12/14/2029	25,000	24,789	21,875	0.09
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.	(4)(5)(9)	SOFR +	6.50%	11.55%	2/16/2030	52,500	51,597	51,975	0.22
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	3,800	3,009	2,541	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	L +	7.25%	7.25%	8/19/2029	25,000	24,470	24,125	0.10
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	10.93%	8/19/2029	65,340	87,484	79,186	0.34
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.58%	10/15/2027	6,537	6,444	6,488	0.03
							121,407	112,340	0.48
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	11.06%	12/1/2028	44,118	43,741	44,338	0.19
Hotels, Restaurants & Leisure
Mic Glen, LLC	(9)	L +	6.75%	11.59%	7/30/2029	19,000	18,950	17,634	0.08
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.78%	11/1/2029	24,677	24,468	21,161	0.09
IT Services
Dcert Buyer, Inc.	(8)	L +	7.00%	11.70%	2/19/2029	60,975	61,152	56,689	0.25
Inovalon Holdings, Inc.	(4)(5)(10)	L +	10.50%	15.46% (incl. 15.46% PIK)	11/24/2033	96,953	94,753	96,953	0.42
							155,905	153,642	0.67
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	11.33%	8/31/2029	45,977	45,239	37,241	0.16
LSCS Holdings, Inc.	(4)(9)	L +	8.00%	12.84%	12/17/2029	40,000	39,495	36,400	0.16
Phoenix Newco, Inc.	(4)(6)(9)	L +	6.50%	11.34%	11/15/2029	52,153	51,261	51,501	0.22
							135,995	125,142	0.54

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Media
Houghton Mifflin, LLC	(4)(7)(9)	SOFR +	8.50%	13.31%	4/8/2030	$80,500	$78,749	$72,008	0.31%
Pharmaceuticals
Sharp Midco, LLC	(4)(5)(9)	L +	7.25%	12.41%	12/31/2029	31,500	30,835	30,319	0.13
Professional Services
Aqgen Island Holdings, Inc.	(5)(6)(9)	L +	6.50%	11.31%	8/2/2029	34,508	34,212	31,230	0.14
Celestial Saturn Parent, Inc.	(9)	L +	6.50%	11.38%	6/4/2029	134,488	133,405	100,447	0.43
Deerfield Dakota Holding, LLC	(10)	L +	6.75%	11.91%	4/7/2028	27,069	27,000	25,050	0.11
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	11.80%	6/17/2030	182,046	177,123	179,315	0.78
VT Topco, Inc.	(4)(10)	L +	6.75%	11.59%	7/31/2026	35,500	35,382	34,080	0.15
							407,122	370,122	1.61
Software
Apex Group Treasury, LLC	(4)(6)(9)	L +	6.75%	11.91%	7/27/2029	8,531	8,463	8,361	0.04
Apex Group Treasury, LLC	(4)(6)(9)	L +	6.75%	11.67%	7/27/2029	19,622	19,715	19,229	0.08
Cloudera, Inc.	(9)	L +	6.00%	10.91%	10/8/2029	66,697	66,243	59,388	0.26
HS Purchaser, LLC	(10)	SOFR +	6.75%	11.66%	11/19/2027	71,000	71,101	58,398	0.25
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.56%	7/22/2027	50,000	49,243	49,125	0.21
Human Security, Inc.	(4)(7)(11)	SOFR +	6.75%	11.86%	7/22/2027	10,000	9,243	9,125	0.04
Idera, Inc.	(4)(10)	L +	6.75%	11.51%	3/2/2029	30,331	30,247	26,388	0.11
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	6.50%	11.33%	7/30/2029	31,950	31,598	30,353	0.13
Mitratech Holdings, Inc.	(4)(10)	L +	6.75%	11.58%	5/18/2029	18,000	17,941	16,380	0.07
Proofpoint, Inc.	(5)(9)	L +	6.25%	11.09%	8/31/2029	63,274	63,109	60,163	0.26
Symphony Technology Group	(6)(10)	L +	8.25%	13.08%	7/27/2029	91,647	90,602	69,041	0.30
Virgin Pulse, Inc.	(10)	L +	7.25%	12.09%	4/6/2029	27,000	26,848	20,318	0.09
Vision Solutions, Inc.	(5)(10)	L +	7.25%	12.07%	4/23/2029	85,901	85,517	68,766	0.30
							569,870	495,035	2.14
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	L +	6.75%	11.91%	12/21/2029	14,000	13,882	12,529	0.05
Total Second Lien Debt							2,052,396	1,877,627	8.11

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
Diversified Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.32%	10/23/2034	$3,000	$3,000	$2,669	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	L +	6.60%	11.43%	10/17/2034	7,450	7,450	6,816	0.03
Allegro CLO XI Ltd.	(4)(5)(6)(8)	L +	7.00%	11.23%	1/19/2033	3,895	3,860	3,637	0.02
Apidos CLO XXXIII	(5)(6)(8)	L +	6.35%	11.17%	10/24/2034	5,000	4,956	4,531	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	L +	5.95%	10.19%	7/20/2034	8,500	8,500	7,541	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	L +	6.25%	11.06%	10/20/2034	7,750	7,750	6,536	0.03
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.32%	1/25/2034	9,000	9,000	8,054	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	L +	6.75%	11.56%	10/28/2034	7,000	6,938	5,968	0.03
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.60%	11.41%	1/20/2035	7,000	6,937	6,171	0.03
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	L +	6.25%	11.08%	7/15/2034	6,000	6,000	5,205	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	L +	6.65%	11.44%	1/18/2035	7,200	7,200	6,185	0.03
Benefit Street Partners CLO XX	(4)(5)(6)(8)	L +	6.75%	11.58%	7/15/2034	6,500	6,500	5,915	0.03
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	L +	6.70%	11.53%	10/15/2034	3,000	2,972	2,739	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	L +	6.86%	11.68%	7/25/2034	2,750	2,688	2,375	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	L +	6.50%	11.31%	7/20/2034	7,000	6,948	6,314	0.03
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	L +	6.25%	11.06%	7/20/2034	7,000	7,000	6,070	0.03
Carval CLO V-C, LTD.	(4)(5)(6)(8)	L +	6.75%	11.58%	10/15/2034	8,000	7,928	7,275	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	L +	7.33%	11.98%	4/21/2034	8,750	8,669	7,994	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	L +	6.80%	11.63%	10/16/2034	8,000	8,000	7,286	0.03
CIFC Funding 2022-V, Ltd.	(4)(5)(6)(8)	L +	7.55%	12.21%	7/16/2033	10,000	9,906	9,641	0.04
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	L +	6.15%	11.05%	8/20/2034	8,000	8,000	6,790	0.03
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	L +	6.50%	11.33%	4/15/2031	3,750	3,754	3,441	0.01
Elmwood CLO 16, Ltd.	(4)(5)(6)(8)	L +	7.22%	11.86%	4/20/2034	6,000	5,944	5,691	0.02
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.33%	10/20/2034	3,500	3,500	3,248	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	L +	6.50%	11.33%	10/20/2034	4,000	4,000	3,711	0.02
Flatiron RR CLO 22, LLC	(5)(6)(8)	L +	6.20%	11.01%	10/15/2034	5,000	5,000	4,558	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.61%	11.42%	10/20/2034	12,000	11,894	10,806	0.05
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	L +	7.00%	11.61%	4/15/2035	3,000	2,972	2,745	0.01
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	L +	5.95%	10.91%	10/25/2031	4,000	3,950	3,493	0.02
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	L +	7.25%	11.89%	4/20/2034	6,500	6,443	6,075	0.03
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	L +	6.15%	10.96%	10/20/2034	6,200	6,200	5,567	0.02
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	L +	6.33%	11.16%	7/15/2034	3,500	3,489	2,897	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	L +	6.90%	10.71%	7/15/2035	5,000	4,954	4,518	0.02
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	L +	6.75%	11.58%	4/15/2034	1,000	960	912	0.00
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	L +	6.95%	11.90%	1/30/2035	9,500	9,328	8,517	0.04
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	L +	6.80%	11.11%	1/22/2035	4,000	3,963	3,613	0.02
Jamestown CLO XIV, Ltd.	(5)(6)(8)	L +	7.20%	12.01%	10/20/2034	10,000	9,821	8,948	0.04
Kayne CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.33%	4/15/2032	5,000	5,008	4,377	0.02
Magnetite XXXII Ltd	(4)(5)(6)(8)	L +	6.90%	11.56%	4/15/2035	5,000	5,000	4,676	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	L +	6.75%	11.56%	10/20/2034	6,500	6,500	5,933	0.03
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	L +	6.25%	11.06%	10/20/2035	11,000	11,000	9,768	0.04
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	L +	6.60%	11.41%	12/2/2034	9,000	8,890	8,039	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	L +	6.50%	11.31%	7/20/2034	11,000	10,880	9,444	0.04
Octagon 66, Ltd	(4)(5)(6)(8)	L +	7.80%	12.57%	8/16/2033	10,000	9,906	9,520	0.04
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	L +	7.13%	11.96%	10/15/2033	5,000	4,979	4,362	0.02
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	L +	6.50%	11.31%	10/20/2034	4,250	4,077	3,780	0.02
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.40%	5/21/2034	2,000	1,912	1,715	0.01

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Diversified Financial Services (continued)
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.37%	11/14/2034	$12,000	$12,000	$10,355	0.04%
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.40%	10.99%	4/20/2035	2,500	2,500	2,236	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	L +	7.30%	11.93%	4/20/2035	6,000	5,834	5,448	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	L +	6.45%	11.28%	10/15/2034	6,000	6,000	5,356	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.80%	11.39%	4/20/2035	5,000	4,978	4,587	0.02
PPM CLO 2, Ltd.	(4)(5)(6)(8)	L +	6.55%	11.38%	4/16/2032	5,000	5,007	4,071	0.02
PPM CLO 4, Ltd.	(5)(6)(8)	L +	6.50%	11.29%	10/18/2034	8,775	8,775	6,909	0.03
PPM CLO 5, Ltd.	(5)(6)(8)	L +	6.50%	11.31%	10/18/2034	4,800	4,800	3,779	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.33%	1/15/2035	6,750	6,750	5,844	0.03
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	L +	6.72%	11.53%	10/20/2034	4,000	3,947	3,382	0.01
RR 19, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/15/2035	3,000	3,000	2,695	0.01
RR 20, Ltd.	(4)(5)(6)(8)	L +	7.25%	11.91%	7/15/2037	4,000	3,962	3,757	0.02
Signal Peak 7, Ltd.	(4)(5)(6)(8)	L +	6.89%	11.69%	4/30/2032	3,875	3,844	3,451	0.01
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	L +	6.56%	11.38%	10/25/2034	6,900	6,777	5,442	0.02
Symphony CLO 34-PS, Ltd.	(4)(5)(6)(8)	L +	7.56%	12.19%	7/24/2034	7,000	6,933	6,698	0.03
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	L +	6.25%	11.07%	7/21/2034	8,000	8,000	7,096	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	L +	7.11%	12.27%	1/20/2034	2,875	2,851	2,566	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	L +	7.06%	11.89%	7/15/2034	6,250	6,196	5,551	0.02
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	L +	6.70%	11.53%	1/15/2035	8,250	8,102	7,317	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	L +	6.40%	11.20%	7/19/2034	5,000	4,911	4,555	0.02
Total Structured Finance Obligations							409,693	367,161	1.58
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)					2,890,586	4,336	7,400	0.03
Micross Topco, Inc.	(4)					116	125	146	0.00
							4,461	7,546	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)					1,674	1,674	1,558	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)					1,076,923	1,077	2,272	0.01
							2,751	3,830	0.02
Distributors
Box Co-Invest Blocker, LLC	(4)					3,308,320	3,308	2,481	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%		29,194,330	28,735	35,182	0.15
Deneb Ultimate Topco, LLC - Class A Units	(4)					4,060	4,060	3,139	0.01
							32,795	38,321	0.16
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)					12,870	10,915	12,429	0.05
Point Broadband Holdings, LLC - Class B Units	(4)					685,760	1,955	3,603	0.02
Point Broadband Holdings, LLC - Class Additional A Units	(4)					147,380	420	774	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)					2,766	2,346	2,671	0.01
							15,636	19,477	0.08

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,912	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	$11,870	$12,696	0.05%
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	46,215	0.20
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	22,261	0.10
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,344	0.01
						88,135	94,021	0.41
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				988,290	988	109	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				4,941,452	4,941	4,497	0.02
						5,929	4,606	0.02
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	1,430	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	27,485	0.12
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		54,010	52,935	59,681	0.26
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	8,450	0.04
Tricor Horizon, LP	(4)(6)				14,151,361	14,151	14,151	0.06
Victors CCC Topco, LP	(4)				9,600,000	9,600	12,960	0.06
						83,186	95,242	0.42
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	616	0.00
Expedition Holdco, LLC - Class A Units	(4)				810,810	810	490	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	52,697	0.23
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		45,090	43,963	48,810	0.21
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	30,033	0.13
Mimecast Limited	(4)				73,213,759	73,214	71,705	0.31
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.05
Zoro Series A Preferred Shares	(4)		12.50%		44,535	42,976	44,535	0.19
						253,097	260,845	1.12
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	33,725	31,499	0.14
Enstructure LLC	(4)				4,642,254	3,440	3,621	0.02
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	4,353	0.02
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,417	0.01
						44,459	40,890	0.19
Total Equity						565,597	599,086	2.60

Blackstone Private Credit Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Total Investments - non-controlled/non-affiliated						46,417,739	45,606,740	204.42
Investments - non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(6)(16)					$719	$3,155	0.01%
Total Equity						719	3,155	0.01
Total Investments - non-controlled/affiliated						719	3,155	0.01
Investments - controlled/affiliated (excluding Investments in Joint Ventures)
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(5)(6)(16)					171,900	174,925	0.76
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(6)(16)					1,421	1,984	0.01
Total Equity						173,321	176,909	0.77
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)						173,321	176,909	0.77
Investments in Joint Ventures
BCRED Emerald JV	(6)(16)					2,002,500	1,991,858	8.62
BCRED Verdelite JV	(6)(16)					117,706	127,137	0.55
Total Investment in Joint Venture Total						2,120,206	2,118,995	9.17
Total Investment Portfolio						48,711,985	47,905,799	214.36
Cash and Cash Equivalents
Other Cash and Cash Equivalents						1,269,728	1,269,728	5.50
Total Portfolio Investments, Cash and Cash Equivalents						$49,981,713	$49,175,527	219.86%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate ("STIBOR" or "ST"), Copenhagen Interbank Offered Rate ("CIBOR" or "CI"), Norwegian Interbank Offered Rate ("NIBOR" or "N"), Swiss Average Rate Overnight (“SARON” or “SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets represented 23.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$33,342	$(3,377)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	44,088	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(322)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	2,467	—
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	4/14/2024	8,400	(63)
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	4,620	—
Allium Buyer LLC	Delayed Draw Term Loan	5/2/2030	1,552	—
Allium Buyer LLC	Revolver	5/2/2029	242	—
Amerilife Holdings LLC	Revolver	8/31/2028	48,715	(487)
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	25,775	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(460)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	49,611	—
Anaplan, Inc.	Revolver	6/21/2028	47,983	(480)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(540)
Armstrong Bidco Limited	Delayed Draw Term Loan	6/28/2029	46,123	—
Ascend Buyer, LLC	Revolver	9/30/2027	7,760	(78)
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	4,353	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(2,533)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	18,518	(3,257)
Auris Luxembourg III Sarl	Revolver	2/27/2026	17,850	(981)
Avalara Inc	Revolver	10/19/2028	2,308	(35)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(55)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(90)
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	14,050	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	3,573	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	11,020	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	12,159	(122)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	59,019	(590)
Caerus US 1, Inc.	Revolver	5/25/2029	34,685	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	12,551	(126)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	4,769	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	942	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	3,032	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	67,275	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	2/11/2028	56,171	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Chronicle Bidco, Inc.	Revolver	11/14/2025	3,898	—
Circana Group, L.P.	Revolver	12/1/2027	90,223	—
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Revolver	2/26/2027	5,255	—
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cobham Holdings, Inc.	Revolver	1/9/2028	376	(11)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	$49,522	$—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(611)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/31/2027	10,973	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	11,176	(120)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2030	126	(3)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	59,839	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Cumming Group, Inc.	Revolver	5/26/2027	23,577	(707)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	343	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	7,397	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(1,445)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,288	—
Donuts, Inc.	Delayed Draw Term Loan	5/14/2023	128,295	—
DTI Holdco, Inc.	Revolver	4/26/2027	1,160	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	12,360	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	(561)
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	4/23/2028	23,817	—
Enstructure LLC	Delayed Draw Term Loan	5/25/2029	18,743	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	28,642	(3,965)
Episerver, Inc.	Revolver	4/9/2026	3,833	(230)
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(611)
Excelitas Technologies Corp.	Revolver	8/14/2028	8,967	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	19,214	(259)
Experity, Inc.	Revolver	2/24/2028	13,452	(404)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	17,829	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	11,352	—
Galway Borrower, LLC	Revolver	9/30/2027	14,929	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	2,364	(24)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	18,000	—
GI Consilio Parent, LLC	Revolver	2/10/2026	6,300	(595)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,720	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(322)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	3,503	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	100,000	(1,125)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	(1,252)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(171)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	(42)
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	130	(2)
Groundworks, LLC	Revolver	3/14/2029	42	(1)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	6,120	(77)
Gruden Acquisition, Inc.	Revolver	7/1/2026	9,000	(405)
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	614	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	5,552	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	9,724	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	47,320	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(2,655)
Human Security, Inc.	Delayed Draw Term Loan	7/22/2027	40,000	—
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	(224)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	$99,544	$(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	17,863	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	460	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	795	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	62,909	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	33	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(1,295)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	44,474	(445)
Kaseya, Inc.	Revolver	6/25/2029	48,746	(487)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	5,387	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	9,964	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2027	5,137	(180)
Kwor Acquisition, Inc.	Revolver	12/22/2027	6,677	—
Legacy Intermediate, LLC	Revolver	2/25/2028	17,242	(172)
Legacy Intermediate, LLC	Delayed Draw Term Loan	8/25/2023	25,372	—
Loar Group, Inc.	Delayed Draw Term Loan	9/29/2023	100,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Mantech International CP	Delayed Draw Term Loan	9/14/2029	186,262	(1,863)
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	(172)
Material Holdings, LLC	Revolver	8/17/2027	1,908	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	16,215	—
Metis Buyer, Inc.	Revolver	5/4/2026	5,805	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	691	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	38,468	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	55,586	—
MRI Software, LLC	Revolver	2/10/2026	673	(27)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	4,892	—
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	76,346	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	12,560	—
NortonLifeLock, Inc.	Revolver	9/12/2029	3,375	(28)
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	(33)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	57,531	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	(206)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	14	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	(103)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(125)
Plasma Buyer, LLC	Revolver	5/12/2028	14,467	(651)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	8,760	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	54,535	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	(638)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(99)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	5,226	(52)
Profile Products, LLC	Revolver	11/12/2027	10,946	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2023	2,915	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	5,543	(28)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	8,496	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Leopard Holdings, Inc.	Revolver	7/20/2027	17,775	(1,886)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2027	6,490	—
Rally Buyer, Inc.	Revolver	7/19/2028	17,745	(355)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	$29,147	$—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	38	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	903	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Riser Merger Sub, Inc.	Revolver	8/1/2028	15,909	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	8/1/2028	5,357	—
RoadOne Inc	Revolver	12/30/2028	226	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	177	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	26,748	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	35,368	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Revolver	9/1/2027	2,517	—
Sailpoint Technologies, Inc.	Revolver	8/15/2028	34,083	(511)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	28,800	—
Sam Holding Co, Inc.	Revolver	3/24/2027	13,680	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	9,439	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	6,048	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	48,904	—
Smile Doctors, LLC	Revolver	12/23/2027	5,819	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	51,214	(768)
SpecialtyCare, Inc.	Revolver	6/18/2026	5,579	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	6,544	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	19,031	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	8,100	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	300	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	341,326	—
The Chamberlain Group, Inc.	Delayed Draw Term Loan	11/3/2028	50	—
The Chamberlain Group, Inc.	Revolver	11/3/2028	94	—
The Chamberlain Group, Inc.	Delayed Draw Term Loan	11/3/2028	96	—
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	16,410	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	6,692	—
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	(42)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(620)
Trader Corp.	Revolver	12/22/2028	6,858	(113)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	20,128	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	(128)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	115,743	—
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	1,422	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	7,077	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	14,492	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(614)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	6	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	909	(18)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	31	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	19,482	—
Zendesk Inc	Revolver	11/3/2028	$97,650	$(1,953)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,120)
Total First and Second Lien Debt Unfunded Commitments			$5,812,902	$(56,808)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2023 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2023 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2023 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2023 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2023	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$2,813	$—	$—	$342	$3,155	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	172,330	—	—	2,595	174,925	—
BCRED Emerald JV LP	2,072,717	—	(112,500)	31,641	1,991,858	62,178
BCRED Verdelite JV LP	115,677	—	—	11,460	127,137	—
GSO DL Co-Invest CI LP	1,881	—	—	103	1,984	—
Total	$2,365,418	$—	$(112,500)	$46,141	$2,299,059	$62,178
(17)Loan was on non-accrual status as of March 31, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	14,576	CAD	20,000	6/9/2023	$(224)
Goldman Sachs Bank USA	USD	78,160	DKK	546,731	6/14/2023	(2,005)
Deutsche Bank AG	USD	37,206	EUR	35,000	6/9/2023	(987)
Deutsche Bank AG	USD	35,627	GBP	30,000	6/9/2023	(1,525)
Goldman Sachs Bank USA	USD	55,115	NOK	584,117	6/14/2023	(987)
Goldman Sachs Bank USA	USD	23,323	SEK	38,100	6/14/2023	(562)
Goldman Sachs Bank USA	USD	22,262	SEK	237,106	6/14/2023	(740)
Goldman Sachs Bank USA	USD	10,304	SEK	109,749	6/14/2023	(343)
Total Foreign Currency Forward Contracts						$(7,373)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(1)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024		$435,000	$(15,120)	$—	$3,805
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024		365,000	(14,098)	—	3,401
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024		500,000	(20,554)	—	4,808
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025		500,000	(21,623)	—	4,966
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(25,641)	—	9,016
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(25,352)	—	9,000
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		400,000	(14,103)	—	3,876
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		500,000	(17,647)	—	4,847
Goldman Sachs Bank USA	April 2026 UK Bonds	4.87%	SONIA + 2.78%	4/14/2026	GBP	250,000	(17,154)	—	2,786
Goldman Sachs Bank USA	May 2027 Notes	5.61%	SOFR + 2.79%	5/3/2027		625,000	(16,521)	—	9,614
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/27/2025		600,000	2,342	—	4,506
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.72%	10/11/2027		350,000	3,890	—	5,309
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025		200,000	575	—	1,372
Total Interest Rate Swaps							$(181,006)	$—	$67,306
(1) For interest rates swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027		$7,507	$7,405	$7,360	0.03%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	8.12%	2/15/2029		12,224	12,171	11,942	0.05
Atlas CC Acquisition Corp.	(7)(10)	L +	4.25%	8.98%	5/25/2028		57,655	56,070	45,640	0.20
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		30,560	30,552	29,949	0.13
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		1,694	1,671	1,660	0.01
Linquest Corp.	(4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028		155,531	152,699	148,862	0.66
Loar Group, Inc.	(4)(7)(11)	L +	7.25%	11.63%	10/2/2024		144,300	140,735	142,300	0.63
Loar Group, Inc.	(4)(11)	L +	7.25%	11.63%	9/29/2023		29,120	29,120	29,120	0.13
MAG DS Corp.	(4)(11)	L +	5.50%	10.23%	4/1/2027		10,540	10,407	9,696	0.04
Maverick Acquisition, Inc.	(4)(5)(11)	L +	6.25%	10.98%	6/1/2027		48,722	47,931	44,961	0.20
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028		26,527	26,512	25,952	0.11
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028		11,918	11,865	11,726	0.05
West Star Aviation Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	8.59%	3/1/2028		4,070	3,973	3,971	0.02
								531,111	513,139	2.26
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	9.13%	6/11/2027		268,425	264,218	265,741	1.17
Alliance Ground	(4)(10)	SOFR +	5.75%	9.98%	6/11/2027		95,668	93,927	94,711	0.42
ENV Bidco AB	(4)(6)(10)	SOFR +	6.00%	10.73%	7/19/2029		102,349	99,947	99,790	0.44
ENV Bidco AB	(4)(6)(7)(8)	E +	6.00%	8.20%	7/19/2029	EUR	114,140	111,025	115,596	0.51
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.23%	4/30/2027		104,616	103,993	103,570	0.46
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	12/9/2026		34,038	33,282	34,038	0.15
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	2/5/2029		168,981	166,038	168,981	0.74
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.00%	10.69%	6/15/2029		43,077	42,294	42,191	0.19
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	10.81%	12/30/2028		1,067	1,024	1,024	0.00
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028		217,194	213,004	214,441	0.95
SEKO Global Logistics Network, LLC	(4)(5)(6)(11)	E +	5.00%	6.00%	12/30/2026	EUR	35,393	40,516	37,584	0.17
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	L +	4.75%	9.48%	12/30/2026		82,542	81,718	82,111	0.36
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.13%	3/24/2026		33,842	33,697	33,074	0.15
Wwex Uni Topco Holdings, LLC	(10)	L +	4.00%	8.73%	7/26/2028		18,968	18,734	17,421	0.08
								1,303,417	1,310,273	5.79
Airlines
Air Canada	(6)(10)	L +	3.50%	8.13%	8/11/2028		12,755	12,741	12,645	0.06
United Airlines, Inc.	(6)(10)	L +	3.75%	8.11%	4/21/2028		20,165	20,213	19,967	0.09
								32,954	32,612	0.15

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Auto Components
Metis Buyer, Inc.	(5)(7)(10)	SOFR +	4.00%	8.50%	5/4/2028		$57,438	$56,210	$54,273	0.24%
Beverages
Naked Juice, LLC	(9)	SOFR +	3.25%	7.93%	1/24/2029		10,631	10,609	9,561	0.04
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028		57,402	56,420	53,578	0.24
								67,029	63,139	0.28
Building Products
Camelot Return Merger SU	(6)(8)		8.75%	8.75%	8/1/2028		7,599	6,915	6,983	0.03
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	9.96%	8/1/2028		50,000	45,395	47,225	0.21
Cornerstone Building Brands, Inc.	(6)(9)	L +	3.25%	7.57%	4/12/2028		7,372	7,347	6,649	0.03
CP Atlas Buyer, Inc.	(9)	L +	3.50%	7.88%	11/23/2027		54,021	53,843	47,517	0.21
Engineered Stone Group Holdings III Ltd.	(4)(6)(7)(10)	SOFR +	5.51%	9.81%	4/23/2028		58,583	57,561	56,935	0.25
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.00%	7.20%	4/23/2028	EUR	28,400	30,711	29,779	0.13
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027		107,885	106,619	107,885	0.48
Great Day Improvements, LLC	(4)(10)	L +	6.25%	10.98%	12/29/2027		181,913	178,885	176,455	0.78
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.32%	4/21/2030		204,950	202,766	204,950	0.90
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	10.32%	2/25/2025		52,938	52,580	52,938	0.23
Kodiak BP, LLC	(10)	L +	3.25%	7.98%	3/12/2028		48,808	48,481	45,941	0.20
L&S Mechanical Acquisition, LLC	(4)(5)(10)	L +	5.75%	10.14%	9/1/2027		113,644	111,876	106,825	0.47
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.47%	4/7/2025		150,208	147,026	148,706	0.66
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	7.92%	12/18/2027		5,545	5,558	5,498	0.02
New Arclin US Holding Corp.	(6)(7)(9)	L +	3.75%	8.13%	10/2/2028		11,236	11,201	9,731	0.04
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029		45,466	45,147	42,966	0.19
Windows Acquisition Holdings, Inc.	(4)(5)(11)	L +	6.50%	11.23%	12/29/2026		60,465	59,655	60,465	0.27
								1,171,566	1,157,448	5.10
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026		15,667	15,700	15,357	0.07
AllSpring Buyer, LLC	(6)(9)	L +	3.00%	7.75%	11/1/2028		2,978	2,992	2,943	0.01
Resolute Investment Managers, Inc.	(11)	L +	4.25%	8.98%	4/30/2024		10,033	10,056	8,177	0.04
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.75%	10.23%	12/22/2027		12,975	12,867	12,845	0.06
Superannuation And Investments US, LLC	(6)(9)	L +	3.75%	8.13%	12/1/2028		12,859	12,779	12,686	0.06
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028		45,653	45,196	42,719	0.19
								99,590	94,727	0.43
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	8.72%	9/30/2026		4,950	4,960	4,677	0.02
Dominion Colour Corporation	(4)(6)(11)(17)	L +	8.25%	11.19%	4/6/2024		35,696	35,396	18,116	0.08
Geon Performance Solutions, LLC	(10)	L +	4.50%	9.23%	8/18/2028		3,652	3,630	3,561	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals (continued)
Hyperion Materials & Technologies, Inc.	(9)	L +	4.50%	9.23%	8/30/2028	$17,712	$17,660	$17,247	0.08%
LSF11 Skyscraper Holdco S.à r.l, LLC	(4)(6)(10)	L +	3.50%	8.23%	9/29/2027	19,653	19,577	19,260	0.08
NIC Acquisition Corp.	(10)	L +	3.75%	8.48%	12/29/2027	8,793	8,809	6,429	0.03
Olympus Water US Holding Corp.	(9)	L +	3.75%	8.50%	11/9/2028	13,708	13,694	13,195	0.06
Oxea Corporation	(6)(8)	L +	3.25%	7.00%	10/14/2024	6	6	6	0.00
WR Grace Holdings, LLC	(6)(9)	L +	3.75%	8.50%	9/22/2028	4,253	4,267	4,186	0.02
							107,999	86,677	0.39
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	32,330	32,279	31,740	0.14
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	68,605	68,383	65,312	0.29
Anticimex, Inc.	(6)(9)	L +	3.50%	8.23%	11/16/2028	16,886	16,756	16,338	0.07
APX Group, Inc.	(6)(11)	L +	3.25%	6.73%	7/10/2028	42,013	41,769	41,639	0.18
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.28%	5/7/2028	368,444	368,444	368,444	1.62
Belfor Holdings, Inc.	(8)	L +	4.00%	8.38%	4/6/2026	4,911	4,926	4,886	0.02
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	9.07%	3/31/2028	8,150	8,071	7,844	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	41,187	41,227	39,488	0.17
Divisions Holding Corp.	(10)	L +	4.75%	9.13%	5/27/2028	23,795	23,610	23,245	0.10
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	8,067	8,006	7,780	0.03
eResearchTechnology, Inc.	(11)	L +	4.50%	8.88%	2/4/2027	12,852	12,893	11,378	0.05
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	8.59%	8/31/2028	9,051	8,978	8,146	0.04
Garda World Security Corp.	(6)(8)	L +	4.25%	8.93%	10/30/2026	27,085	27,139	26,421	0.12
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	8.53%	2/1/2029	16,492	16,352	15,914	0.07
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.33%	7/11/2025	6,078	6,067	5,866	0.03
Java Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.52%	12/15/2027	166,245	163,006	159,825	0.70
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	46,038	45,540	46,038	0.20
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	240,481	237,395	240,481	1.06
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.04%	12/10/2027	51,532	50,453	50,978	0.22
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	9.89%	10/19/2028	47,442	46,656	44,714	0.20
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	12.00%	10/19/2028	21,259	20,894	20,036	0.09
MaxGen Energy Services Corporation	(4)(11)	L +	5.00%	9.18%	6/2/2027	83,035	81,442	80,959	0.36
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.50%	12/1/2027	269,254	264,782	265,986	1.17
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	8.63%	12/15/2028	30,534	30,546	25,574	0.11
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	5.50%	10.18%	6/3/2027	15,053	14,809	12,736	0.06
Recycle & Resource US, LLC	(6)(9)	L +	3.50%	8.23%	7/14/2028	5,167	5,136	4,711	0.02
Revspring, Inc.	(8)	L +	4.00%	8.73%	10/11/2025	15,284	15,197	14,787	0.07
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	10.66%	1/16/2026	16,094	15,691	15,892	0.07
The Action Environmental Group, Inc.	(4)(5)(12)	L +	6.00%	9.91%	1/15/2026	4,050	3,983	3,999	0.02

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.15%	10.47%	1/15/2026	$4,459	$4,386	$4,403	0.02%
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	L +	3.75%	8.13%	12/8/2028	41,852	41,624	40,136	0.18
USIC Holdings, Inc.	(10)	L +	3.50%	7.88%	5/12/2028	24,688	24,591	23,618	0.10
Vaco Holdings, LLC	(10)	SOFR +	5.00%	9.73%	1/21/2029	21,214	21,122	20,534	0.09
Veregy Consolidated, Inc.	(4)(11)	L +	6.00%	10.41%	11/2/2027	20,376	20,415	16,708	0.07
							1,792,568	1,766,556	7.77
Construction & Engineering
Aegion Corporation	(10)	L +	4.75%	9.13%	5/17/2028	23,640	23,585	22,152	0.10
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.06%	5/3/2027	35,460	34,948	33,598	0.15
Brookfield WEC Holdings, Inc.	(9)	SOFR +	3.75%	8.07%	8/1/2025	2,993	2,864	2,986	0.01
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	L +	5.00%	9.38%	12/31/2027	125,111	122,456	118,736	0.52
Peak Utility Services Group, Inc.	(4)(11)	L +	5.00%	9.17%	3/2/2028	23,391	23,214	22,338	0.10
Refficiency Holdings, LLC	(10)	L +	3.75%	7.82%	12/16/2027	13,801	13,674	13,102	0.06
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	4.50%	9.23%	8/31/2028	42,932	41,843	39,898	0.18
Tutor Perini Corp.	(6)(11)	L +	4.75%	9.13%	8/18/2027	2,933	2,957	2,768	0.01
							265,541	255,578	1.13
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	35,942	35,870	34,819	0.15
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	10/2/2028	11,530	11,073	11,337	0.05
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	28,131	28,094	27,131	0.12
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	16,273	16,321	15,837	0.07
Graham Packaging Co, Inc.	(10)	L +	3.00%	7.38%	8/4/2027	9,081	9,055	8,939	0.04
LABL, Inc.	(9)	L +	5.00%	9.38%	10/29/2028	7,071	6,981	6,731	0.03
MAR Bidco Sarl	(6)(9)	L +	4.30%	9.03%	7/6/2028	3,898	3,882	3,567	0.02
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	43,986	42,984	42,001	0.19
Pretium PKG Holdings, Inc.	(9)	L +	4.00%	7.74%	10/2/2028	23,650	23,293	18,971	0.08
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.96%	11/3/2025	40,486	40,474	38,875	0.17
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	28,991	28,750	27,730	0.12
Trident TPI Holdings, Inc.	(7)(9)	L +	4.00%	7.67%	9/15/2028	22,865	22,788	21,993	0.10
							233,695	223,112	0.99
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.24%	12/10/2028	7,960	7,825	7,701	0.03
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	10.63%	10/17/2025	5,825	5,754	5,825	0.03
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2026	14,588	14,392	14,515	0.06
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2027	66,848	65,640	66,514	0.29
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/2/2026	30,261	29,669	29,655	0.13

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Distributors (continued)
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	7.25%	6/23/2028	$15,810	$15,180	$15,164	0.07%
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.62%	6/23/2028	26,742	26,330	25,672	0.11
NDC Acquisition Corp.	(4)(7)(11)	L +	5.50%	10.23%	3/9/2027	22,620	22,130	22,109	0.10
Tailwind Colony Holding Corporation	(4)(11)	L +	6.25%	10.98%	11/13/2024	74,385	73,315	73,269	0.32
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.52%	6/30/2025	11,911	11,408	11,375	0.05
Unified Door & Hardware Group, LLC	(4)(11)	L +	5.75%	10.49%	12/18/2027	52,948	52,332	52,022	0.23
							323,975	323,821	1.42
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	30,790	30,294	29,188	0.13
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	9.74%	7/20/2028	958,418	950,821	958,418	4.22
Colibri Group, LLC	(10)	SOFR +	5.00%	8.87%	3/12/2029	13,099	12,998	12,260	0.05
Dreambox Learning Holding, LLC	(4)(5)(10)	L +	6.25%	9.44%	12/1/2027	135,213	132,990	127,101	0.56
EM Bidco Limited	(6)(9)	SOFR +	4.25%	8.93%	7/6/2029	4,168	4,154	4,083	0.02
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	10.67%	12/31/2026	48,755	46,720	47,045	0.21
Go Car Wash Management Corp.	(4)(14)	SOFR +	6.25%	10.67%	12/31/2026	42,256	41,527	41,199	0.18
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	46,275	45,808	44,559	0.20
Learning Care Group	(11)	L +	3.25%	7.61%	3/13/2025	37,491	36,954	34,974	0.15
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	15,896	15,734	15,323	0.07
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.18%	3/2/2029	4,025	4,007	3,814	0.02
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	6.50%	10.24%	3/23/2027	700	680	679	0.00
Sunshine Cadence Holdco, LLC	(8)	L +	4.25%	8.98%	3/23/2027	39,696	36,960	36,421	0.16
TruGreen Limited Partnership	(10)	L +	4.00%	8.38%	11/2/2027	5,895	5,924	5,250	0.02
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	14,898	14,738	14,525	0.06
Weld North Education, LLC	(9)	L +	3.75%	7.72%	12/21/2027	9,326	9,326	9,161	0.04
							1,389,635	1,384,000	6.09
Diversified Financial Services
Barbri Holdings, Inc.	(4)(7)(10)	L +	5.75%	10.13%	4/28/2028	129,071	127,193	127,765	0.56
Comet Acquisition, Inc.	(4)(9)	SOFR +	4.25%	8.98%	10/24/2025	15,830	15,626	15,355	0.07
Lereta, LLC	(10)	L +	5.25%	9.63%	7/30/2028	29,455	29,220	25,921	0.11
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	66,990	66,327	61,932	0.27
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	41,862	41,380	38,304	0.17
Sedgwick Claims Management Services, Inc.	(6)(11)	L +	4.25%	8.63%	9/3/2026	2,399	2,418	2,375	0.01
Sedgwick Claims Management Services, Inc.	(6)(8)	L +	3.75%	8.13%	9/3/2026	2,851	2,854	2,804	0.01
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	12.42% (incl. 2.00% PIK)	11/5/2024	274,238	273,743	246,814	1.09
							558,761	521,270	2.29

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	L +	3.69%	7.77%	1/31/2026		$15,505	$15,446	$14,406	0.06%
Numericable US, LLC	(6)(8)	L +	4.00%	8.65%	8/14/2026		33,493	33,515	31,246	0.14
Numericable US, LLC	(6)(8)	L +	2.75%	7.16%	7/31/2025		2,861	2,834	2,723	0.01
Point Broadband Acquisition, LLC	(4)(7)(11)	L +	6.00%	10.56%	10/1/2028		194,794	190,399	189,073	0.83
Zacapa, LLC	(6)(9)	SOFR +	4.25%	8.83%	3/22/2029		6,082	6,069	5,861	0.03
Zayo Group Holdings, Inc.	(9)	SOFR +	4.25%	8.57%	3/9/2027		4,857	4,742	4,054	0.02
								253,005	247,363	1.09
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	L +	5.25%	10.01%	3/26/2027		50,994	50,060	50,425	0.22
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	L +	5.50%	10.23%	8/17/2028		193,050	189,496	189,111	0.83
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028		50,454	49,866	47,067	0.21
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	10.73%	8/30/2028		186,571	183,344	185,353	0.82
Shoals Holdings, LLC	(4)(11)	SOFR +	3.25%	7.51%	11/25/2026		11,262	11,075	11,318	0.05
								433,781	432,849	1.91
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.75%	12/23/2026		35,138	34,718	32,854	0.14
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	9.68%	10/8/2029		465,710	455,099	455,280	2.01
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028		39,231	39,080	37,760	0.17
Ingram Micro, Inc.	(9)	L +	3.50%	8.23%	6/30/2028		3,940	3,909	3,891	0.02
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	10.83%	8/27/2029		88,177	85,665	85,532	0.38
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	8.45%	8/27/2029	EUR	5,922	2,718	3,972	0.02
LTI Holdings, Inc.	(8)	L +	3.50%	7.88%	9/6/2025		4,948	4,936	4,749	0.02
Presidio, Inc.	(8)	SOFR +	3.50%	7.92%	1/22/2027		2,197	2,200	2,167	0.01
								628,325	626,205	2.77

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	11.29%	10/4/2024		$8,031	$7,738	$8,031	0.04%
EnergySolutions, LLC	(11)	L +	3.75%	8.48%	5/9/2025	4,675		4,675	4,369	0.02
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	10.63%	8/17/2029	8,189		7,967	8,048	0.04
Tetra Technologies, Inc.	(4)(6)(11)	L +	6.25%	10.63%	9/10/2025	22,793		22,080	22,793	0.10
								42,460	43,241	0.20
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.59%	11/10/2028	7,719		7,655	7,372	0.03
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025	11,815		11,832	11,584	0.05
								19,487	18,956	0.08
Food Products
Quantum Bidco, Ltd.	(6)(8)	S +	6.00%	6.28%	1/29/2028	GBP	18,500	24,611	19,080	0.08
Snacking Investments US, LLC	(6)(11)	L +	4.00%	8.32%	12/18/2026	4,944		4,970	4,833	0.02
								29,581	23,913	0.10
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(7)(9)	SOFR +	5.75%	10.48%	6/13/2029	25,380		24,746	24,255	0.11
Auris Luxembourg III Sarl	(6)(8)	L +	3.75%	8.68%	2/27/2026	34,532		34,030	30,993	0.14
CPI Buyer, LLC	(4)(7)(10)	L +	5.50%	10.23%	11/1/2028	161,899		158,173	153,414	0.68
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	10.18%	7/6/2028	67,705		66,462	66,182	0.29
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	L +	5.50%	9.84%	9/13/2028	245,025		240,888	240,440	1.06
Mozart Borrower LP	(7)(9)	L +	3.25%	7.63%	10/23/2028	1,985		1,884	477	0.00
Natus Medical Incorporated	(4)(7)(9)	SOFR +	5.50%	8.68%	7/20/2029	53,463		50,042	49,330	0.22
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028	81,849		80,299	78,166	0.34
Sunshine Luxembourg VII S.à r.l, LLC	(6)(10)	L +	3.75%	8.48%	10/1/2026	23,496		23,346	22,560	0.10
TecoStar Holdings, Inc.	(11)	L +	3.50%	7.24%	5/1/2024	25,881		25,647	21,764	0.10
								705,517	687,581	3.04
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.75%	10.36%	8/10/2029	CAD	204,779	156,140	144,435	0.64
ACI Group Holdings, Inc.	(4)(5)(7)(10)	L +	5.75%	10.13%	8/2/2028	92,158		90,007	90,086	0.40
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.66%	5/7/2027	20,661		20,251	20,229	0.09
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027	46,518		46,278	42,491	0.19
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.59%	2/25/2028	17,532		16,596	15,861	0.07
AMGH Holding Corp.	(11)	L +	4.25%	8.63%	3/14/2025	11,615		11,628	8,300	0.04
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(11)	C +	4.50%	9.36%	4/14/2028	CAD	16,795	12,933	14,973	0.07
Caramel Bidco Limited	(4)(5)(6)(8)	S +	6.00%	9.43%	2/24/2029	GBP	60,000	78,167	69,698	0.31
Caramel Bidco Limited	(4)(5)(6)(7)(8)	SOFR +	6.00%	9.43%	2/24/2024	GBP	5,392	6,968	4,202	0.02
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028	499,035		488,434	470,913	2.08

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
CHG Healthcare Services, Inc.	(9)	L +	3.25%	7.63%	9/29/2028		$8,021	$7,983	$7,864	0.03%
Covenant Surgical Partners, Inc.	(8)	L +	4.00%	8.41%	7/1/2026		2,951	2,916	2,501	0.01
Cross Country Healthcare, Inc.	(4)(10)	L +	5.75%	10.14%	6/8/2027		48,234	46,982	48,234	0.21
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		25,015	24,846	24,620	0.11
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.19%	10/4/2024		29,118	29,118	28,972	0.13
Global Medical Response, Inc.	(11)	L +	4.25%	8.42%	10/2/2025		34,291	34,358	24,239	0.11
Gordian Medical, Inc.	(4)(10)	L +	6.25%	10.98%	1/31/2027		51,790	50,515	37,548	0.17
Heartland Dental, LLC	(8)	L +	4.00%	8.39%	4/30/2025		47,639	47,471	44,388	0.20
Jayhawk Buyer, LLC	(4)(7)(11)	L +	5.00%	9.73%	10/15/2026		274,677	270,560	271,930	1.20
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025		43,804	43,532	41,401	0.18
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	9.99%	2/1/2029		21,910	21,243	21,636	0.10
Medical Knowledge Group, LLC	(4)(10)	L +	5.75%	10.04	2/1/2029		163,706	160,860	161,660	0.71
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	7.98%	3/12/2028		19,182	19,113	17,719	0.08
National Mentor Holdings, Inc.	(10)	L +	3.75%	8.48%	3/2/2028		11,192	11,182	7,884	0.03
Navigator Acquiror, Inc.	(4)(7)(9)	L +	5.75%	9.98% (incl.5.11% PIK)	7/16/2027		416,586	413,661	412,420	1.82
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	9.67%	2/23/2029		7,476	7,405	6,156	0.03
Odyssey Holding Company, LLC	(4)(11)	L +	5.75%	10.45%	11/16/2025		63,649	63,333	63,649	0.28
Onex TSG Intermediate Corp.	(6)(10)	L +	4.75%	9.16%	2/28/2028		23,023	22,873	20,622	0.09
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.13%	3/31/2027		30,697	30,494	25,734	0.11
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028		5,036	4,910	4,778	0.02
PetVet Care Centers, LLC	(10)	L +	3.50%	7.88%	2/14/2025		54,403	54,377	51,297	0.23
Phoenix Guarantor, Inc.	(6)(8)	L +	3.50%	7.88%	3/5/2026		17,904	17,889	16,891	0.07
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.07%	5/12/2029		91,493	89,190	86,487	0.38
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.07%	8/31/2029		114,624	112,184	113,256	0.50
PSKW Intermediate, LLC	(4)(11)	L +	6.25%	10.64%	3/9/2026		14,303	14,303	14,303	0.06
Radnet, Inc.	(6)(10)	L +	3.00%	7.73%	4/21/2028		4,850	4,832	4,733	0.02
Reverb Buyer, Inc.	(9)	L +	3.50%	7.88%	11/1/2028		6,551	6,504	6,155	0.03
Smile Doctors, LLC	(4)(7)(10)	L +	5.75%	11.00%	12/21/2028		460,037	450,702	449,712	1.98
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	10.76%	6/1/2028		623,786	615,035	601,186	2.65
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	9.76%	6/18/2028		72,500	70,742	70,051	0.31
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	L +	5.75%	10.51%	1/2/2029		166,289	163,129	160,844	0.71
Surgery Centers Holdings, Inc.	(6)(10)	L +	3.75%	8.05%	8/31/2026		14,435	14,425	14,289	0.06
The Fertility Partners, Inc.	(4)(5)(6)(10)	L +	5.75%	10.13%	3/16/2028		38,903	38,228	37,346	0.16
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.46%	3/16/2028	CAD	155,062	121,396	111,823	0.49
The GI Alliance Management, LLC	(4)(7)(11)	SOFR +	6.25%	10.49%	9/15/2028		261,135	252,087	254,229	1.12

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
TTF Holdings, LLC	(4)(10)	L +	4.00%	8.13%	3/31/2028		5,944	5,910	5,884	0.03
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	8.37%	10/1/2028		$38,627	$38,496	$36,876	0.16%
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.50%	10.50%	6/18/2029		863,748	863,748	863,748	3.81
United Mutual Acquisition Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.09%	7/15/2028		15,654	15,421	15,229	0.07
US Acute Care Solutions	(5)(8)		6.38%	6.38%	3/1/2026		2,885	2,919	2,564	0.01
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	5.50%	10.18%	11/18/2027		127,120	125,052	125,849	0.55
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	L +	4.50%	10.72%	11/18/2023		39,604	38,717	38,933	0.17
Veonet GmbH	(6)(8)	S +	5.25%	8.68%	3/14/2029	GBP	170,000	218,598	190,515	0.84
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028		108,280	106,326	88,257	0.39
								5,680,967	5,515,600	24.33
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	7.82%	2/15/2029		36,931	36,518	33,015	0.15
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	6.25%	5/25/2029		86,813	85,002	84,951	0.37
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029		403,316	394,706	390,501	1.72
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.18%	10/4/2029		371,638	362,597	364,206	1.61
Edifecs, Inc.	(4)(10)	L +	5.50%	10.23%	9/21/2026		122,264	120,388	121,042	0.53
Edifecs, Inc.	(4)(11)	L +	7.50%	12.23%	9/21/2026		29,360	29,261	29,947	0.13
Ensemble RCM, LLC	(4)(9)	SOFR +	5.00%	9.19%	8/3/2026		89,550	88,057	87,759	0.39
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.73%	10/29/2028		99,248	97,345	97,383	0.43
Imprivata, Inc.	(9)	L +	3.75%	8.13%	12/1/2027		3,940	3,948	3,801	0.02
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027		15,149	15,208	14,628	0.06
NMC Crimson Holdings, Inc.	(4)(7)(10)	L +	6.00%	9.74%	3/1/2028		75,988	74,013	74,805	0.33
Project Ruby Ultimate Parent Corp.	(10)	L +	3.25%	7.63%	3/10/2028		8,461	8,428	8,019	0.04
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	9.41%	4/1/2028		166,892	164,279	165,223	0.73
Verscend Holding Corp.	(8)	L +	4.00%	8.38%	8/27/2025		30,479	30,524	30,346	0.13
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026		12,408	12,425	12,222	0.05
								1,522,699	1,517,848	6.69
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028		6,241	6,251	6,180	0.03
CEC Entertainment, Inc.	(5)(8)		6.75%	6.75%	5/1/2026		51,052	51,052	47,542	0.21
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.22%	4/2/2029		43,670	42,885	41,650	0.18
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029		33,590	33,463	32,003	0.14
Flynn Restaurant Group LP	(9)	L +	4.25%	8.63%	12/1/2028		7,999	7,922	7,522	0.03
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027		15,762	15,761	15,321	0.07
Mic Glen, LLC	(9)	L +	3.50%	7.88%	7/21/2028		26,577	26,430	25,348	0.11
Scientific Games Holdings LP	(9)	SOFR +	3.50%	7.10%	4/4/2029		10,434	10,389	9,976	0.04
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027		48,876	48,867	47,129	0.21

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Twin River Worldwide Holdings, Inc.	(6)(9)	L +	3.25%	7.54%	10/2/2028		$19,084	$18,942	$17,710	0.08%
								261,962	250,381	1.10
Household Durables
AI Aqua Merger Sub, Inc.	(6)(7)(9)	SOFR +	3.75%	7.84%	7/31/2028		52,858	52,304	49,784	0.22
Hunter Douglas, Inc.	(6)(9)	SOFR +	3.50%	7.86%	2/26/2029		14,896	14,820	13,181	0.06
Instant Brands Holdings, Inc.	(10)	L +	5.00%	9.73%	4/12/2028		75,061	74,211	50,741	0.22
								141,335	113,706	0.50
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.32%	12/14/2028		11,238	11,142	10,591	0.05
CEP V Investment 11 Sarl	(4)(6)(7)(10)	S +	5.75%	5.75%	2/11/2028	CHF	97,449	97,920	104,199	0.46
Engineered Machinery Holdings, Inc.	(10)	L +	3.75%	8.48%	5/19/2028		7,978	7,978	7,738	0.03
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	10.12%	8/13/2029		161,600	158,150	157,944	0.70
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	7.55%	8/13/2029	EUR	25,323	25,502	26,486	0.12
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028		40,676	40,520	38,782	0.17
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029		52,169	49,972	48,862	0.22
Vertical US Newco, Inc.	(6)(9)	L +	3.50%	6.87%	7/30/2027		29,953	29,980	28,898	0.13
Victory Buyer, LLC	(4)(9)	L +	3.75%	8.10%	11/19/2028		22,863	22,774	19,262	0.08
								443,938	442,762	1.96
Insurance
Acrisure LLC	(8)	L +	3.50%	7.88%	2/15/2027		3,815	3,739	3,589	0.02
Acrisure LLC	(9)	L +	4.25%	8.63%	2/15/2027		18,985	18,947	18,424	0.08
Acrisure LLC	(9)	L +	3.75%	8.13%	2/15/2027		18,973	18,838	18,071	0.08
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.42%	10/2/2028		63,957	63,421	62,273	0.27
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/5/2027		7,935	7,894	7,766	0.03
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029		360,844	352,810	356,491	1.57
AssuredPartners, Inc.	(9)	L +	3.50%	7.88%	2/12/2027		30,226	29,966	29,355	0.13
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82	2/12/2027		993	991	966	0.00
Baldwin Risk Partners, LLC	(6)(9)	L +	3.50%	7.79%	10/14/2027		7,884	7,853	7,707	0.03
Benefytt Technologies, Inc.	(4)(10)	SOFR +	8.75%	12.09% (incl. 7.75% PIK)	8/12/2027		97,056	95,617	78,615	0.35
Benefytt Technologies, Inc.	(4)(7)(8)	SOFR +	7.50%	10.58% (incl. 7.75% PIK)	8/12/2027		23,520	22,851	19,016	0.08
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027		10,816	10,774	10,509	0.05
CFC Underwriting, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	8.79%	5/16/2029		138,161	134,805	136,576	0.60
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	10.68%	10/29/2028		55,681	54,797	54,978	0.24
Galway Borrower, LLC	(4)(5)(7)(10)	L +	5.25%	8.99%	9/30/2028		222,069	218,415	216,018	0.95
High Street Buyer, Inc.	(4)(5)(7)(10)	L +	6.00%	10.73%	4/14/2028		127,353	124,844	125,698	0.55

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Howden Group Holdings Limited	(6)(10)	L +	3.25%	7.69%	11/12/2027		$13,503	$13,440	$13,173	0.06%
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	1,957		1,958	1,943	0.01
Integrity Marketing Acquisition, LLC	(4)(5)(10)	L +	6.05%	11.28%	8/27/2025	80,767		80,024	77,935	0.34
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.75%	9.49%	8/27/2025	79,904		78,423	76,727	0.34
Integrity Marketing Acquisition, LLC	(4)(5)(10)	L +	5.75%	7.50%	8/27/2025	74,979		74,173	72,168	0.32
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	15,393	12,486	10,679	0.05
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	11,206	8,797	7,774	0.03
Jones Deslauriers Insurance Management, Inc.	(5)(6)(8)	C +	4.25%	8.81%	3/17/2028	CAD	69,903	54,634	48,513	0.21
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	13,596		13,511	13,038	0.06
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	L +	5.50%	10.63%	10/16/2028	24,461		23,947	23,541	0.10
Riser Merger Sub, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.33%	8/1/2028	159,870		155,983	155,699	0.69
Riser Merger Sub, Inc.	(4)(6)(10)	S +	5.75%	9.18%	8/1/2028	GBP	13,683	16,452	16,130	0.07
RSC Acquisition, Inc.	(4)(5)(10)	L +	5.50%	9.11%	10/30/2026	15,000		14,870	14,588	0.06
RSC Acquisition, Inc.	(4)(5)(7)(10)	L +	5.50%	9.74%	10/30/2026	10,680		10,160	8,928	0.04
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.17%	1/27/2027	93,540		93,262	93,540	0.41
Shelf Bidco Ltd	(6)(10)	SOFR +	6.00%	6.75%	1/3/2030	132,377		128,377	128,377	0.57
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	8.47%	7/9/2028	GBP	48,569	65,941	57,592	0.25
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	7.00%	7.00%	7/9/2028	GBP	101,623	116,566	108,100	0.48
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	10.38%	7/9/2028	166,473		162,496	163,559	0.72
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	6.25%	10.43%	8/3/2028	17,423		17,179	17,118	0.08
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028	30,570		30,181	30,035	0.13
								2,339,422	2,285,209	10.05
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	L +	3.25%	7.63%	12/6/2027	8,349		8,298	7,751	0.03
Cengage Learning, Inc.	(11)	L +	4.75%	7.81%	7/14/2026	18,763		18,629	16,919	0.07
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	15,647		15,655	15,240	0.07
Project Boost Purchaser, LLC	(9)	L +	3.50%	7.88%	5/30/2026	9,924		9,785	9,596	0.04
Red Planet Borrower, LLC	(9)	L +	3.75%	8.13%	10/2/2028	39,653		39,368	25,021	0.11
SurveyMonkey, Inc.	(6)(8)	L +	3.75%	8.14%	10/10/2025	5,957		5,869	5,778	0.03
								97,604	80,305	0.35

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(7)(11)	SOFR +	6.00%	10.43%	12/29/2026		$511,530	$510,002	$506,414	2.23%
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	7.57%	2/3/2029	9,729		9,675	9,595	0.04
Prodege International Holdings, LLC	(4)(10)	L +	5.75%	10.52%	12/15/2027	561,698		553,677	550,464	2.43
Wireless Vision, LLC	(4)(11)	L +	5.50%	10.23%	12/30/2025	19,197		19,197	19,197	0.08
								1,092,551	1,085,670	4.78
IT Services
Ahead DB Holdings, LLC	(5)(10)	L +	3.75%	8.48%	10/18/2027	2,570		2,580	2,488	0.01
AI Altius Bidco, Inc.	(4)(5)(7)(10)	L +	5.50%	10.65%	12/13/2028	106,023		103,921	103,556	0.46
AI Altius Bidco, Inc.	(4)(5)(8)		9.75% PIK	9.75% PIK	12/29/2029	22,256		21,714	21,532	0.09
BCP V Everise Acquisition, LLC	(4)(10)	SOFR +	6.50%	10.83%	5/3/2027	74,063		72,272	72,211	0.32
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	28,834		28,864	27,917	0.12
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	45,056		44,735	40,663	0.18
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.48%	4/1/2028	182,010		178,827	174,730	0.77
Inovalon Holdings, Inc.	(4)(7)(10)	L +	6.25%	10.95% (incl. 2.75% PIK)	11/24/2028	958,135		937,472	947,309	4.18
Monterey Financing, S.A.R.L	(4)(6)(7)(8)	E +	6.00%	8.14%	9/28/2029	EUR	76,519	69,979	81,366	0.36
Monterey Financing, S.A.R.L	(4)(6)(8)	CI +	6.00%	8.42%	9/28/2029	DKK	560,750	72,060	78,665	0.35
Monterey Financing, S.A.R.L	(4)(6)(8)	ST +	6.00%	8.65%	9/28/2029	SEK	243,186	21,200	22,727	0.10
Monterey Financing, S.A.R.L	(4)(6)(9)	N +	6.00%	9.26%	9/28/2029	NOK	599,094	54,450	59,479	0.26
Park Place Technologies, LLC	(11)	SOFR +	5.00%	9.42%	11/10/2027	796		798	753	0.00
Razor Holdco, LLC	(4)(10)	L +	5.75%	9.42%	10/25/2027	189,288		186,250	185,502	0.82
Red River Technology, LLC	(4)(7)(11)	L +	6.00%	10.38%	5/26/2027	149,310		147,395	148,190	0.65
Sabre GLBL, Inc.	(6)(9)	SOFR +	4.25%	8.67%	6/30/2028	1,321		1,292	1,213	0.01
Sabre GLBL, Inc.	(6)(9)	L +	3.50%	7.88%	12/17/2027	17,783		17,734	16,249	0.07
TierPoint, LLC	(10)	L +	3.75%	8.13%	5/5/2026	12,370		12,323	11,601	0.05
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	8/3/2028	EUR	16,320	18,455	17,200	0.08
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	E +	6.00%	7.36%	8/3/2028	EUR	8,284	9,576	8,587	0.04
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	10.01%	8/3/2028	12,655		12,344	12,466	0.05
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	8,918		8,930	8,632	0.04
Virtusa Corp.	(10)	L +	3.75%	8.17%	2/15/2029	942		934	912	0.00
								2,024,105	2,043,948	9.01

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Leisure Products
Lew's Intermediate Holdings, LLC	(4)(10)	SOFR +	5.00%	9.40%	2/11/2028	$25,913	$25,749	$23,710	0.10%
Lucky Bucks, LLC	(10)	L +	5.50%	10.43%	7/30/2027	47,204	46,462	27,811	0.12
Motion Finco, LLC	(6)(8)	L +	3.25%	7.98%	11/12/2026	19,460	18,857	18,611	0.08
Recess Holdings, Inc.	(11)	L +	3.75%	8.16%	9/30/2024	11,924	11,909	11,880	0.05
							102,977	82,012	0.35
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	7.92%	12/4/2026	4,512	4,527	4,394	0.02
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	40,647	40,658	33,673	0.15
LSCS Holdings, Inc.	(9)	L +	4.50%	8.88%	12/16/2028	15,594	15,527	14,941	0.07
Maravai Intermediate Holdings, LLC	(6)(9)	SOFR +	3.00%	6.96%	10/19/2027	1,958	1,976	1,925	0.01
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.23%	11/30/2027	1,881	1,878	1,789	0.01
							64,566	56,722	0.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC	(9)	SOFR +	5.25%	9.67%	2/8/2029		$14,756	$14,691	$12,743	0.06%
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027		10,431	10,262	10,042	0.04
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	9.75%	12/9/2025		1,284	1,253	1,249	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	L +	6.00%	6.75%	4/7/2024		1,201	1,181	1,168	0.01
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028		238	236	232	0.00
Titan Acquisition Ltd.	(6)(8)	L +	3.00%	5.88%	3/28/2025		15,097	14,773	14,142	0.06
								42,396	39,576	0.18
Marine
Armada Parent, Inc.	(4)(7)(10)	L +	5.75%	10.13%	10/29/2027		233,972	229,683	226,879	1.00
Media
Clear Channel Outdoor Holdings, Inc.	(6)(8)	L +	3.50%	7.91%	8/21/2026		33,680	32,906	30,754	0.14
Digital Media Solutions, LLC	(4)(6)(10)	L +	5.00%	9.73%	5/25/2026		29,518	29,015	25,238	0.11
McGraw-Hill Education, Inc.	(9)	L +	4.75%	8.32%	7/28/2028		28,501	28,269	26,907	0.12
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026		47,479	47,370	38,787	0.17
Terrier Media Buyer, Inc.	(8)	L +	3.50%	8.23%	12/17/2026		1,955	1,963	1,836	0.01
Trader Corp.	(4)(6)(7)(10)	C +	5.75%	10.40%	12/22/2029	CAD	110,510	79,009	79,416	0.35
Univision Communications, Inc.	(10)	L +	3.25%	7.63%	3/15/2026		20,074	19,952	19,798	0.09
								238,484	222,736	0.99
Metals & Mining
American Rock Salt Company, LLC	(10)	L +	4.00%	8.38%	6/9/2028		19,684	19,672	18,577	0.08
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	8.41%	3/16/2027		45,105	44,859	43,962	0.19
								64,531	62,539	0.27
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		30,190	29,569	29,737	0.13
Freeport LNG Investments, LLLP	(9)	L +	3.50%	7.74%	12/21/2028		55,586	55,399	52,984	0.23
KKR Alberta Midsteam Finance Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		16,424	16,087	16,178	0.07
								101,055	98,899	0.43
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	L +	5.50%	9.36%	11/12/2027		40,166	39,406	39,080	0.17
Profile Products, LLC	(4)(10)	C +	5.50%	10.14	11/12/2027		23,595	23,211	23,064	0.10
								62,617	62,144	0.27
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	8.56%	10/27/2028	EUR	60,136	57,958	63,092	0.28
Padagis, LLC	(6)(9)	L +	4.75%	8.49%	7/6/2028		29,371	29,331	26,189	0.12
Rhea Parent, Inc.	(4)(5)(10)	SOFR +	5.75%	10.33%	2/18/2029		205,468	201,868	202,899	0.89
Sharp Midco, LLC	(4)(9)	L +	4.00%	8.73%	12/31/2028		5,283	5,271	5,032	0.02
								294,428	297,212	1.31

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	9.67%	3/1/2028		$154,467	$153,315	$154,467	0.68%
ALKU, LLC	(4)(10)	SOFR +	5.00%	9.42%	3/1/2028		78,607	77,850	78,607	0.35
APFS Staffing Holdings, Inc.	(4)(7)(9)	SOFR +	4.00%	8.09%	12/29/2028		3,275	3,065	2,529	0.01
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028		64,131	63,860	61,432	0.27
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	9.54%	12/11/2028		3,600	3,569	3,578	0.02
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	10.30%	3/2/2028	GBP	40,700	55,179	49,379	0.22
CFGI Holdings, LLC	(4)(7)(10)	L +	5.00%	9.39%	11/2/2027		22,918	22,044	22,291	0.10
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.75%	9.80%	5/18/2029		2,944	2,930	2,798	0.01
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	10.83%	5/18/2029		42,743	42,387	41,888	0.18
Claims Automation Intermediate 2, LLC	(4)(7)(10)	L +	4.75%	8.76%	12/16/2027		45,500	44,182	43,449	0.19
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	9.98%	8/26/2027		150,490	147,773	146,988	0.65
CoreLogic, Inc.	(9)	L +	3.50%	7.94%	6/2/2028		41,138	40,876	34,466	0.15
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	8.92%	11/16/2027		1,600	1,561	1,561	0.01
Cumming Group, Inc.	(4)(7)(11)	L +	5.25%	8.92%	5/26/2027		171,367	168,531	165,889	0.73
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027		86,146	85,708	80,668	0.36
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.08%	4/14/2028		65,997	65,126	64,430	0.28
Emerald US, Inc.	(6)(8)	L +	3.25%	7.98%	7/12/2028		3,889	3,886	3,874	0.02
Galaxy US Opco, Inc.	(6)(9)	SOFR +	4.75%	9.07%	4/29/2029		12,326	12,046	11,185	0.05
Guidehouse, Inc.	(4)(5)(10)	L +	6.25%	10.32%	10/16/2028		49,874	48,441	48,877	0.22
Guidehouse, Inc.	(4)(5)(10)	L +	6.25%	10.63%	10/16/2028		1,147,802	1,138,302	1,124,846	4.96
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027		107,511	105,846	106,284	0.47
IG Investments Holdings, LLC	(4)(5)(7)(10)	L +	6.00%	10.39%	9/22/2028		466,344	458,429	463,878	2.04
Inmar, Inc.	(11)	L +	4.00%	8.73%	5/1/2024		39,981	39,814	36,493	0.16
Kaufman Hall & Associates, LLC	(4)(10)	L +	5.25%	9.63%	12/14/2028		97,255	95,601	96,526	0.43
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.26%	2/25/2028		93,094	91,039	91,631	0.40
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	9.58%	9/14/2029		778,402	759,603	767,644	3.38
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.68%	8/19/2027		264,920	260,943	256,724	1.13
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.17%	3/27/2026		281,425	274,304	269,816	1.19
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025		4,207	4,175	4,159	0.02
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029		36,173	34,805	34,763	0.15
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.08%	5/18/2029		44,888	44,066	42,138	0.19
Sherlock Buyer Corp.	(4)(7)(10)	L +	5.75%	10.48%	12/8/2028		6,488	6,210	6,060	0.03
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	8.73%	6/18/2029		34,466	33,046	33,518	0.15
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.18%	6/29/2027		44,320	43,315	43,548	0.19
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.99%	12/21/2028		389,123	381,440	380,183	1.68
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.69%	6/1/2029		146,370	143,164	144,011	0.63
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025		22,103	22,056	21,466	0.09

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
West Monroe Partners, LLC	(4)(7)(10)	L +	5.50%	9.84%	11/8/2028		$729,914	$716,495	$711,312	3.14%
								5,694,982	5,653,356	24.93
Real Estate Management & Development
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	12/16/2025	GBP	20,000	28,031	21,121	0.09
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028		70,324	69,012	70,324	0.31
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	7/25/2029		15,205	14,849	15,205	0.07
								111,892	106,650	0.47
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028		628	404	429	0.00
Software
2U, Inc.	(6)(10)	L +	5.75%	10.16%	12/30/2024		7,960	7,880	7,666	0.03
Anaplan, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	10.82%	6/21/2029		532,311	521,322	520,601	2.29
Apex Group Treasury, LLC	(6)(9)	L +	3.75%	8.26%	7/27/2028		19,608	19,584	18,775	0.08
Apttus Corp.	(10)	L +	4.25%	8.66%	5/8/2028		11,717	11,696	11,014	0.05
Armstrong Bidco Limited	(4)(6)(7)(8)	S +	5.75%	8.68%	6/28/2029	GBP	127,438	150,291	159,339	0.70
Armstrong Bidco Limited	(4)(6)(8)	S +	5.75%	8.68%	6/28/2029	GBP	314,735	374,547	360,861	1.59
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	8.00%	10/19/2028		23,077	22,519	22,442	0.10
AxiomSL Group, Inc.	(4)(7)(11)	L +	5.75%	10.13%	12/3/2027		78,219	76,887	77,322	0.34
Barracuda Networks, Inc.	(9)	SOFR +	4.50%	8.59%	8/15/2029		32,103	31,056	31,015	0.14
Project Boost Purchaser, LLC	(4)(7)(10)	SOFR +	5.25%	9.68%	5/2/2029		44,993	44,498	44,698	0.20
BlueCat Networks USA, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.46%	8/8/2028		69,864	68,344	68,246	0.30
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025		14,886	14,828	14,287	0.06
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028		57,082	56,256	54,005	0.24
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.17%	2/24/2028		15,246	14,783	14,706	0.06
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029		258,821	251,334	245,348	1.08
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.14%	7/14/2027		110,695	108,529	107,828	0.48
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028		28,620	28,541	27,260	0.12
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.13%	10/16/2028		27,418	27,320	24,607	0.11
Delta Topco, Inc.	(10)	SOFR +	3.75%	8.15%	12/1/2027		35,059	35,021	32,500	0.14
Diligent Corporation	(4)(11)	L +	5.75%	10.13%	8/4/2025		88,425	87,687	85,772	0.38
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029		472,150	462,759	453,786	2.00
DTI Holdco, Inc.	(7)(10)	SOFR +	4.75%	8.84%	4/26/2029		53,078	51,741	48,874	0.22
ECI Macola Max Holding, LLC	(6)(10)	L +	3.75%	8.48%	11/9/2027		12,010	12,033	11,560	0.05
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027		5,983	6,003	5,758	0.03
Episerver, Inc.	(4)(5)(7)(11)	L +	5.25%	9.98%	4/9/2026		25,101	24,739	23,340	0.10
Experity, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	2/24/2028		135,023	132,608	132,054	0.58
Forterro UK Ltd.	(4)(6)(7)(8)	E +	5.50%	6.70%	7/9/2029	EUR	42,187	41,136	44,292	0.20

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Forterro UK Ltd.	(4)(6)(8)	L +	5.50%	6.45%	7/9/2029	CHF	10,674	$10,698	$11,192	0.05%
Forterro UK Ltd.	(4)(6)(8)	ST +	5.50%	7.17%	7/9/2029	SEK	112,563	10,422	10,478	0.05
GI Consilio Parent, LLC	(7)(9)	L +	4.00%	8.38%	5/12/2028	45,327		44,499	42,475	0.19
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	9.73%	3/9/2029	440,154		432,145	429,670	1.89
GovernmentJobs.com, Inc.	(4)(7)(10)	L +	5.50%	9.88%	12/1/2028	144,871		141,696	140,952	0.62
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.43%	4/27/2027	19,874		19,569	19,547	0.09
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027	5,875		5,901	5,654	0.02
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026	48,835		48,815	44,159	0.19
Hyland Software, Inc.	(10)	L +	3.50%	7.88%	7/1/2024	9,851		9,857	9,739	0.04
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028	55,721		55,589	52,691	0.23
Imperva, Inc.	(11)	L +	4.00%	8.59%	1/12/2026	19,119		19,184	15,716	0.07
ION Trading Finance Ltd.	(6)(8)	L +	4.75%	9.48%	4/3/2028	28,045		28,067	26,673	0.12
Ivanti Software, Inc.	(10)	L +	4.00%	8.73%	12/1/2027	5,128		5,117	4,061	0.02
Ivanti Software, Inc.	(10)	L +	4.25%	9.01%	12/1/2027	36,390		36,142	28,979	0.13
Kaseya, Inc.	(4)(7)(10)	SOFR +	5.75%	10.33%	6/25/2029	733,231		718,045	724,967	3.20
LD Lower Holdings, Inc.	(4)(7)(11)	L +	6.50%	11.23%	2/8/2026	117,777		116,281	116,011	0.51
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	9.73%	5/9/2026	37,810		37,005	36,487	0.16
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	9.18%	5/18/2029	GBP	103,153	125,918	122,440	0.54
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.17%	5/18/2029	967,749		943,201	950,755	4.19
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	L +	3.75%	8.16%	7/31/2028	85,175		84,168	82,084	0.36
Medallia, Inc.	(4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028	992,925		976,148	973,067	4.29
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029	11,854		11,800	11,135	0.05
Mitratech Holdings, Inc.	(5)(10)	L +	3.75%	8.16%	5/18/2028	16,831		16,766	15,996	0.07
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.67%	12/1/2027	14,767		14,057	14,014	0.06
MRI Software, LLC	(5)(7)(11)	L +	5.50%	10.23%	2/10/2026	18,567		18,537	17,581	0.08
Neogames Connect SARL	(4)(6)(8)	E +	6.25%	8.45%	5/30/2028	EUR	100,400	101,799	104,131	0.46
Nintex Topco Limited	(4)(6)(10)	L +	6.00%	10.73%	11/13/2028	681,511		670,072	637,213	2.81
NortonLifeLock, Inc.	(6)(9)	SOFR +	2.00%	6.42%	9/12/2029	12,000		11,942	11,823	0.05
Onex AP Merger Sub, LLC	(4)(7)(10)	SOFR +	5.75%	9.74%	4/4/2028	21,687		21,307	21,188	0.09
Paya Holdings III, LLC	(4)(5)(6)(7)(10)	L +	3.25%	7.63%	6/25/2028	9,381		9,247	9,021	0.04
Perforce Software, Inc.	(8)	L +	3.75%	8.13%	7/1/2026	15,455		15,441	14,443	0.06
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024	14,275		14,291	13,961	0.06
Project Leopard Holdings, Inc.	(7)(9)	SOFR +	5.25%	9.80%	7/20/2029	145,740		138,104	131,807	0.58
Proofpoint, Inc.	(5)(9)	L +	3.25%	7.98%	8/31/2028	904		874	872	0.00
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	8.49%	2/1/2029	27,881		27,655	21,634	0.10
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	8.78%	7/19/2028	115,925		113,139	112,920	0.50

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028		$21,393	$21,320	$20,387	0.09%
Relativity ODA, LLC	(4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027		1,165	1,075	1,073	0.00
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025		10,838	10,843	10,446	0.05
Rocket Software, Inc.	(9)	L +	4.25%	8.63%	11/28/2025		3,968	3,854	3,832	0.02
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	8.32%	8/14/2026		16,684	16,709	16,253	0.07
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.25%	10.58%	8/16/2029		384,906	376,984	376,526	1.66
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027		6,957	6,878	6,731	0.03
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028		5,665	5,675	5,233	0.02
Spitfire Parent, Inc.	(4)(5)(11)	E +	6.00%	7.86%	3/11/2027	EUR	19,256	22,936	20,140	0.09
Spitfire Parent, Inc.	(4)(7)(11)	SOFR +	6.00%	9.28%	3/11/2027		113,685	112,419	111,356	0.49
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		10,047	9,877	9,796	0.04
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		854,257	840,199	832,901	3.67
Surf Holdings, LLC	(6)(8)	L +	3.50%	8.23%	3/5/2027		12,018	12,013	11,683	0.05
Symphony Technology Group	(5)(6)(10)	L +	4.75%	9.17%	7/27/2028		66,060	65,486	56,874	0.25
Symphony Technology Group	(5)(6)(9)	SOFR +	3.75%	7.97%	3/1/2029		30,178	29,921	28,173	0.12
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.32%	2/18/2027		3,920	3,940	3,731	0.02
The NPD Group L.P.	(4)(10)	SOFR +	6.25%	10.43% (incl. 2.75% PIK)	12/1/2028		886,351	869,959	868,624	3.83
The NPD Group L.P.	(4)(7)(10)	L +	5.75%	10.13%	12/1/2028		701,481	686,473	693,543	3.06
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026		20,018	19,963	19,092	0.08
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	9.61%	5/5/2028		75,913	74,564	74,219	0.33
Virgin Pulse, Inc.	(10)	L +	4.00%	8.38%	4/6/2028		42,021	41,704	35,823	0.16
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028		46,070	45,944	38,272	0.17
Zendesk Inc	(4)(7)(10)	SOFR +	6.50%	11.04%	11/22/2028		912,838	887,862	889,508	3.92
								11,904,038	11,767,708	51.86
Specialty Retail
CustomInk, LLC	(4)(11)	L +	6.18%	7.18%	5/3/2026		36,866	36,379	36,866	0.16
EG America, LLC	(6)(9)	L +	4.25%	8.98%	3/31/2026		18,398	18,309	17,282	0.08
EG Dutch Finco BV	(6)(8)	L +	4.00%	9.15%	2/7/2025		35,152	34,947	33,285	0.15
Petco Health and Wellness Comp	(10)	SOFR +	3.25%	7.83%	3/3/2028		192	191	187	0.00
Runner Buyer, Inc.	(4)(10)	L +	5.50%	10.23%	10/20/2028		77,415	76,021	54,965	0.24
								165,847	142,585	0.63
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.17%	2/28/2026		45,893	45,960	44,057	0.19

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC	(11)	L +	7.00%	11.73%	7/15/2027		$26,156	$25,655	$21,644	0.10%
S&S Holdings, LLC	(9)	L +	5.00%	9.29%	3/11/2028		6,429	6,319	5,877	0.03
								31,974	27,521	0.13
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	L +	3.25%	7.66%	1/31/2028		34,242	33,782	32,504	0.14
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028		21,955	21,803	20,336	0.09
LBM Acquisition, LLC	(10)	L +	3.75%	7.12%	12/17/2027		55,472	55,153	48,339	0.21
Park River Holdings, Inc.	(10)	L +	3.25%	6.99%	12/28/2027		71,062	69,778	62,445	0.28
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.48%	4/1/2027		82,828	80,883	82,190	0.36
Specialty Building Products Holdings, LLC	(9)	L +	3.25%	7.64%	10/15/2028		30,036	29,981	27,145	0.12
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.92%	6/2/2028		52,570	52,335	50,382	0.22
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	9.99%	10/17/2025		35,410	34,763	30,231	0.13
								378,478	353,572	1.55
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc.	(10)	L +	4.75%	8.49%	4/6/2028		20,870	20,530	19,233	0.08
Capstone Logistics, LLC	(4)(11)	L +	4.75%	9.13%	11/12/2027		22,232	22,292	21,398	0.09
Enstructure LLC	(4)(7)(9)	SOFR +	5.50%	9.92%	5/25/2029		79,972	77,907	78,961	0.35
FFML Holdco Ltd	(4)(6)(8)	B +	6.25%	7.00%	11/30/2028	NZD 39,278		23,664	24,096	0.11
First Student Bidco, Inc.	(9)	L +	3.00%	7.73%	7/21/2028		12,569	12,491	11,399	0.05
Frontline Road Safety, LLC	(4)(10)	L +	5.75%	6.68%	5/3/2027		170,595	168,204	160,359	0.71
Helix TS, LLC	(4)(7)(10)	L +	5.75%	10.16%	8/4/2027		156,854	154,791	156,062	0.69
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	236,429	242,728	244,571	1.08
Liquid Tech Solutions Holdings, LLC	(4)(10)	L +	4.75%	8.92%	3/20/2028		19,094	19,021	18,235	0.08
Roadsafe Holdings, Inc.	(4)(7)(11)	L +	5.75%	10.87%	10/19/2027		142,790	140,438	140,831	0.62
Safety Borrower Holdings LP	(4)(5)(7)(11)	L +	5.25%	10.46%	9/1/2027		45,784	45,434	45,334	0.20
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.25%	9.95%	9/24/2027		169,256	166,058	166,682	0.73
TRP Infrastructure Services, LLC	(4)(7)(11)	L +	5.50%	10.08%	7/9/2027		72,961	71,763	67,722	0.30
								1,165,321	1,154,883	5.09
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027		24,976	24,947	23,926	0.11
Total First Lien Debt								44,461,300	43,710,812	192.69

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(5)(10)	L +	7.63%	12.36%	5/25/2029		$44,520	$43,986	$40,068	0.18%
Peraton Corp.	(10)	L +	7.75%	12.09%	2/1/2029		53,508	52,894	51,140	0.23
								96,880	91,208	0.41
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	7.25%	11.63%	9/1/2027		33,015	32,494	30,649	0.14
Wwex Uni Topco Holdings, LLC	(10)	L +	7.00%	11.73%	7/26/2029		33,000	32,604	27,658	0.12
								65,098	58,307	0.26
Capital Markets
The Edelman Financial Engines Center, LLC	(8)	L +	6.75%	11.13%	7/20/2026		14,000	13,899	12,659	0.06
Chemicals
Hexion Holdings Corp.	(4)(9)	SOFR +	7.44%	11.86%	3/15/2030		46,000	44,841	36,570	0.16
NIC Acquisition Corp.	(4)(10)	L +	7.75%	12.48%	12/29/2028		31,500	31,141	19,373	0.09
Pearls Netherlands Bidco	(4)(6)(9)	SOFR +	7.25%	11.34%	2/25/2030		42,453	41,408	41,392	0.18
								117,390	97,335	0.43
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.07%	3/30/2029		29,464	29,349	26,174	0.12
USIC Holdings, Inc.	(5)(10)	L +	6.50%	10.88%	5/14/2029		8,594	8,541	8,093	0.04
								37,890	34,267	0.16
Construction & Engineering
COP Home Services TopCo IV, Inc.	(4)(5)(11)	L +	8.75%	13.13%	12/29/2028		43,277	42,608	41,329	0.18
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	7.25%	11.98%	8/31/2029		32,725	32,281	31,374	0.14
								74,889	72,703	0.32
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(9)	L +	7.00%	11.38%	12/14/2029		25,000	24,781	22,859	0.10
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.	(4)(5)(9)	SOFR +	6.50%	11.23%	2/16/2030		52,500	51,565	51,188	0.23
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	3,005	2,587	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	10.93%	8/19/2029	GBP	65,340	87,423	76,820	0.34
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	L +	7.25%	7.25%	8/19/2029		25,000	24,450	24,250	0.11
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.17%	10/15/2027		6,537	6,439	6,488	0.03
								121,317	110,145	0.49
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	10.57%	12/1/2028		44,118	43,725	44,338	0.20
Hotels, Restaurants & Leisure
Mic Glen, LLC	(9)	L +	6.75%	11.13%	7/30/2029		19,000	18,949	17,520	0.08

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.35%	11/1/2029	$24,677	$24,460	$21,161	0.09%
IT Services
Dcert Buyer, Inc.	(8)	L +	7.00%	11.70%	2/19/2029	60,975	61,159	55,914	0.25
Inovalon Holdings, Inc.	(4)(5)(10)	L +	10.50%	15.20% (incl. 15.20% PIK)	11/24/2033	93,252	91,001	93,252	0.41
							152,160	149,166	0.66
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	10.91%	8/31/2029	45,977	45,210	35,862	0.16
LSCS Holdings, Inc.	(4)(9)	L +	8.00%	12.38%	12/17/2029	40,000	39,476	36,000	0.16
Phoenix Newco, Inc.	(4)(6)(9)	L +	6.50%	10.88%	11/15/2029	52,153	51,228	50,980	0.22
							135,914	122,842	0.54
Media
Houghton Mifflin, LLC	(4)(7)(9)	SOFR +	8.50%	12.82%	4/8/2030	80,500	78,678	76,034	0.34
Pharmaceuticals
Sharp Midco, LLC	(4)(5)(9)	L +	7.25%	11.98%	12/31/2029	31,500	30,811	29,925	0.13
Professional Services
Aqgen Island Holdings, Inc.	(5)(6)(9)	L +	6.50%	10.25%	8/2/2029	34,508	34,200	30,310	0.13
Celestial Saturn Parent, Inc.	(9)	L +	6.50%	10.94%	6/4/2029	134,488	133,362	96,294	0.42
Deerfield Dakota Holding, LLC	(10)	L +	6.75%	11.13%	4/7/2028	29,650	29,569	28,353	0.12
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	11.48%	6/17/2030	182,046	176,955	177,950	0.78
VT Topco, Inc.	(4)(10)	L +	6.75%	11.13%	7/31/2026	35,500	35,373	34,080	0.15
							409,459	366,987	1.60
Software
Apex Group Treasury, LLC	(4)(6)(9)	L +	6.75%	11.48%	7/27/2029	28,153	28,179	27,097	0.12
Cloudera, Inc.	(9)	L +	6.00%	10.38%	10/8/2029	66,697	66,226	55,942	0.25
HS Purchaser, LLC	(10)	SOFR +	6.75%	10.94%	11/19/2027	71,000	71,107	56,534	0.25
Human Security, Inc.	(4)(7)(11)	SOFR +	6.75%	11.07%	7/22/2027	50,000	49,209	48,250	0.21
Idera, Inc.	(4)(10)	L +	6.75%	10.50%	3/2/2029	30,331	30,243	25,175	0.11
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	6.50%	10.91%	7/30/2029	31,950	31,584	30,832	0.14
Mitratech Holdings, Inc.	(4)(10)	L +	6.75%	11.16%	5/18/2029	18,000	17,939	16,830	0.07
Proofpoint, Inc.	(5)(9)	L +	6.25%	10.98%	8/31/2029	63,274	63,103	61,086	0.27
Symphony Technology Group	(6)(10)	L +	8.25%	12.67%	7/27/2029	91,647	90,561	72,859	0.32
Virgin Pulse, Inc.	(4)(10)	L +	7.25%	11.63%	4/6/2029	27,000	26,841	21,060	0.09
Vision Solutions, Inc.	(5)(10)	L +	7.25%	11.61%	4/23/2029	88,534	88,114	66,041	0.29
							563,106	481,706	2.12

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	L +	6.75%	11.48%	12/21/2029	$14,000	$13,879	$12,457	0.05%
Total Second Lien Debt							2,074,849	1,872,806	8.26

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.82%	10/23/2034	$3,000	$3,000	$2,631	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	L +	6.60%	10.68%	10/17/2034	7,450	7,450	6,664	0.03
Allegro CLO XI Ltd.	(4)(5)(6)(8)	L +	7.00%	11.23%	1/19/2033	3,895	3,859	3,617	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	L +	5.95%	10.19%	7/20/2034	8,500	8,500	7,536	0.03
Apidos CLO XXXIII	(5)(6)(8)	L +	6.35%	10.67%	10/24/2034	5,000	4,955	4,466	0.02
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.86%	1/25/2034	9,000	9,000	7,653	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.49%	10/20/2034	7,750	7,750	6,600	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	L +	6.75%	10.99%	10/28/2034	7,000	6,936	6,151	0.03
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.60%	10.84%	1/20/2035	7,000	6,936	5,994	0.03
Barings CLO Ltd 2021-II	(4)(6)(5)(8)	L +	6.25%	10.33%	7/15/2034	6,000	6,000	5,257	0.02
Barings CLO Ltd 2021-III	(4)(6)(5)(8)	L +	6.65%	10.84%	1/18/2035	7,200	7,200	5,935	0.03
Benefit Street Partners CLO XX	(4)(5)(6)(8)	L +	6.75%	10.83%	7/15/2034	6,500	6,500	5,758	0.03
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	L +	6.70%	10.78%	10/15/2034	3,000	2,972	2,700	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	L +	6.86%	11.22%	7/25/2034	2,750	2,686	2,437	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	7,000	6,947	6,397	0.03
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.49%	7/20/2034	7,000	7,000	6,130	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	8.73%	4/21/2034	8,750	8,667	7,993	0.04
Carval CLO V-C, LTD.	(4)(5)(6)(8)	L +	6.75%	10.83%	10/15/2034	8,000	7,926	7,037	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	L +	6.80%	10.88%	10/16/2034	8,000	8,000	7,257	0.03
CIFC Funding 2022-V, Ltd.	(4)(5)(6)(8)	L +	7.55%	10.06%	7/16/2033	10,000	9,904	9,296	0.04
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	L +	6.15%	10.87%	8/20/2034	8,000	8,000	6,899	0.03
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2031	3,750	3,754	3,404	0.02
Elmwood CLO 16, Ltd.	(4)(5)(6)(8)	L +	7.22%	11.18%	4/20/2034	6,000	5,943	5,548	0.02
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	10/20/2034	3,500	3,500	3,218	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/20/2034	4,000	4,000	3,678	0.02
Flatiron RR CLO 22, LLC	(5)(6)(8)	L +	6.20%	10.27%	10/15/2034	5,000	5,000	4,491	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.61%	10.85%	10/20/2034	12,000	11,892	10,892	0.05
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	L +	5.95%	10.69%	10/25/2031	4,000	3,948	3,459	0.02
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	L +	7.00%	10.81%	4/15/2035	3,000	2,972	2,691	0.01
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	L +	6.15%	10.39%	10/20/2034	6,200	6,200	5,551	0.02
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.21%	4/20/2034	6,500	6,441	5,775	0.03
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	L +	6.75%	10.83%	4/15/2034	1,000	959	895	0.00
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	L +	6.33%	10.41%	7/15/2034	3,500	3,488	3,045	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	10.71%	7/15/2035	5,000	4,953	4,323	0.02
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	L +	6.95%	11.68%	1/30/2035	9,500	9,325	8,536	0.04
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	L +	6.80%	9.83%	1/22/2035	4,000	3,963	3,628	0.02
Jamestown CLO XIV, Ltd.	(5)(6)(8)	L +	7.20%	11.44%	10/20/2034	10,000	9,818	8,855	0.04

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Kayne CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2032	$5,000	$5,008	$4,453	0.02%
Magnetite XXXII Ltd	(4)(5)(6)(8)	L +	6.90%	10.76%	4/15/2035	5,000	5,000	4,534	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	L +	6.75%	11.26%	10/20/2034	6,500	6,500	5,784	0.03
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	L +	6.25%	10.49%	10/20/2035	11,000	11,000	9,766	0.04
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	L +	6.50%	10.74%	10/20/2034	4,250	4,073	3,696	0.02
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	L +	6.60%	10.84%	12/2/2034	9,000	8,887	7,814	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	11,000	10,878	9,540	0.04
Octagon 66, Ltd	(4)(5)(6)(8)	SOFR +	7.80%	10.34%	8/16/2033	10,000	9,904	9,288	0.04
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	L +	7.13%	11.21%	10/15/2033	5,000	4,978	4,489	0.02
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.18%	5/21/2034	2,000	1,910	1,769	0.01
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.40%	10.31%	4/20/2035	2,500	2,500	2,190	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.13%	11/14/2034	12,000	12,000	10,746	0.05
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	L +	7.30%	11.25%	4/20/2035	6,000	5,831	5,358	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	L +	6.45%	10.53%	10/15/2034	6,000	6,000	5,397	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.80%	10.71%	4/20/2035	5,000	4,977	4,426	0.02
PPM CLO 2, Ltd.	(4)(5)(6)(8)	L +	6.55%	10.63%	4/16/2032	5,000	5,008	4,098	0.02
PPM CLO 4, Ltd.	(5)(6)(8)	L +	6.50%	10.69%	10/18/2034	8,775	8,775	7,490	0.03
PPM CLO 5, Ltd.	(5)(6)(8)	L +	6.50%	10.69%	10/18/2034	4,800	4,800	3,988	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	1/15/2035	6,750	6,750	5,779	0.03
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	L +	6.72%	11.08%	10/20/2034	4,000	3,945	3,366	0.01
RR 19, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/15/2035	3,000	3,000	2,745	0.01
RR 20, Ltd.	(4)(5)(6)(8)	L +	7.25%	11.11%	7/15/2037	4,000	3,962	3,609	0.02
Signal Peak 7, Ltd.	(4)(5)(6)(8)	L +	6.89%	11.30%	4/30/2032	3,875	3,844	3,556	0.02
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	L +	6.56%	10.92%	10/25/2034	6,900	6,775	5,670	0.02
Symphony CLO 34-PS, Ltd.	(4)(5)(6)(8)	SOFR +	7.56%	10.14%	7/24/2034	7,000	6,932	6,264	0.03
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.53%	7/21/2034	8,000	8,000	7,130	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	L +	7.11%	11.35%	1/20/2034	2,875	2,851	2,624	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	L +	7.06%	11.14%	7/15/2034	6,250	6,195	5,679	0.03
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	L +	6.70%	10.78%	1/15/2035	8,250	8,098	7,205	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	L +	6.40%	10.63%	7/19/2034	5,000	4,908	4,419	0.02
Total Structured Finance Obligations							409,633	365,269	1.61
Unsecured Debt
Health Care Technology
Athenahealth, Inc.	(8)		6.50%	6.50%	2/15/2030	3,297	3,297	2,436	0.01
Software
Condor Merger Sub, Inc.	(6)(8)		7.38%	7.38%	2/15/2030	14,286	14,286	11,512	0.05
Total Unsecured Debt							17,583	13,948	0.06

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)				2,890,586	$4,336	$6,446	0.03%
Micross Topco, Inc.	(4)				116	125	116	0.00
						4,461	6,562	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				1,674	1,674	1,345	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)				1,076,923	1,077	2,100	0.01
						2,751	3,445	0.02
Distributors
Box Co-Invest Blocker, LLC	(4)				3,308,320	3,308	2,944	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50		29,194,330	28,734	35,317	0.16
Deneb Ultimate Topco, LLC - Class A Units	(4)				4,060	4,060	3,208	0.01
						32,794	38,525	0.17
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	10,915	9,815	0.04
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	1,414	0.01
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	304	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,109	0.01
						15,636	13,642	0.06
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,912	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	11,870	12,482	0.06
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	44,133	0.19
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	21,276	0.09
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,806	0.01
						88,135	91,202	0.40

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				988,290	$988	$109	0.00%
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				4,941,452	4,941	4,497	0.02
						5,929	4,606	0.02
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	1,300	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	25,687	0.11
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50		54,010	52,935	58,195	0.26
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	8,190	0.04
Tricor Horizon, LP	(4)(6)				14,151,361	14,151	14,151	0.06
Victors CCC Topco, LP	(4)				9,600,000	9,600	12,000	0.05
						83,186	92,536	0.41
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	769	0.00
Expedition Holdco, LLC - Class A Units	(4)				810,810	810	585	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	49,388	0.22
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50		45,090	43,963	47,908	0.21
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	30,672	0.14
Mimecast Limited	(4)				73,213,759	73,214	71,705	0.32
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.05
Zoro Series A Preferred Shares	(4)		12.50		44,535	43,199	43,199	0.19
						253,320	256,185	1.13
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	33,725	32,355	0.14
Enstructure LLC	(4)				3,783,785	2,806	2,951	0.01
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	4,086	0.02
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,417	0.01
						43,825	40,809	0.18
Total Equity						565,185	580,355	2.56
Total Investments - non-controlled/non-affiliated						47,528,550	46,543,190	205.17
Investments - non-controlled/affiliated

Blackstone Private Credit Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(6)(15)					$719	$2,813	0.01%
Total Equity Investments						719	2,813	0.01
Total Investments - non-controlled/affiliated						719	2,813	0.01
Investments - controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(5)(6)(15)					171,900	172,330	0.76
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(6)(15)					1,421	1,881	0.01
Total Equity						173,321	174,211	0.77
Total Investments - controlled/affiliated						173,321	174,211	0.77
Investments in Joint Ventures
BCRED Emerald JV LP	(6)					2,115,000	2,072,717	9.14
BCRED Verdelite JV LP	(6)					117,706	115,677	0.51
Total Investments in Joint Ventures						2,232,706	2,188,394	9.65
Total Investment Portfolio						49,935,296	48,908,608	215.60
Cash and Cash Equivalents
Other Cash and Cash Equivalents						1,351,901	1,351,901	5.96
Total Portfolio Investments, Cash and Cash Equivalents						$51,287,197	$50,260,509	221.56%
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$32,949	$(2,990)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	48,834	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	19,119	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	2,467	—
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	4/14/2024	8,400	(63)
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	4,620	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/31/2028	2,296	(444)
Amerilife Holdings, LLC	Revolver	8/31/2028	48,715	(487)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	25,775	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(460)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	50,929	—
Anaplan, Inc.	Revolver	6/21/2028	53,206	(6,182)
Kwor Acquisition Inc	Delayed Draw Term Loan	12/22/2028	5,137	(180)
Kwor Acquisition Inc	Revolver	12/22/2027	12,195	(427)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(743)
Armstrong Bidco Limited	Delayed Draw Term Loan	6/28/2029	46,123	—
Ascend Buyer, LLC	Revolver	9/30/2027	7,760	(78)
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	4,449	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(2,795)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	1,646	—
Avalara Inc	Revolver	10/19/2028	2,308	(58)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(55)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(60)
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	14,050	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	5,543	(28)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	8,496	—
Benefytt Technologies, Inc	Delayed Draw Term Loan	8/12/2023	3,573	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	11,024	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	12,159	(122)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	59,019	(590)
Caerus US 1, Inc.	Revolver	5/25/2029	37,839	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	12,551	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	6,398	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,584	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	19,552	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	67,275	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	2/11/2028	52,130	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	(87)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Connatix Buyer, Inc.	Revolver	7/14/2027	$16,294	$(326)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	11,176	(120)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	70,006	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	14,445	(144)
Cumming Group, Inc.	Revolver	5/26/2027	22,143	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	10,046	(151)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	661	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(1,839)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,221	—
Donuts, Inc.	Delayed Draw Term Loan	5/14/2023	128,295	—
DTI Holdco, Inc.	Revolver	4/26/2027	6,800	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	12,360	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	(561)
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	4/23/2028	23,817	—
Enstructure LLC	Delayed Draw Term Loan	5/25/2029	18,743	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	28,642	(3,270)
Episerver, Inc.	Revolver	4/9/2026	3,833	(172)
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(458)
Excelitas Technologies Corp.	Revolver	8/14/2028	6,405	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	29,560	(296)
Experity, Inc.	Revolver	2/24/2028	13,452	(269)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	17,829	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	5,606	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	11,352	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(475)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	2,364	(24)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	18,000	—
GI Consilio Parent, LLC	Revolver	2/10/2026	6,300	(521)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,720	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(580)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	3,503	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	100,000	(1,125)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	(626)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	(42)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	6,300	(79)
Gruden Acquisition, Inc.	Revolver	7/1/2026	9,000	(113)
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	767	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	4,997	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	10,171	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	47,320	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(1,448)
Human Security, Inc.	Delayed Draw Term Loan	7/22/2027	50,000	—
IG Investments Holdings, LLC	Revolver	9/22/2027	26,897	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	17,863	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	$806	$(12)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	795	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	62,909	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	33	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(2,162)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	44,474	(445)
Kaseya, Inc.	Revolver	6/25/2029	48,746	(487)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	8,979	(67)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	9,964	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Legacy Intermediate, LLC	Revolver	2/25/2028	17,242	(172)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	36,000	(360)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Loar Group Inc	Delayed Draw Term Loan	9/29/2023	100,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	3,142	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	186,262	(1,863)
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	—
Material Holdings, LLC	Revolver	8/17/2027	8,266	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	16,215	—
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	(672)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	691	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	38,468	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	55,097	—
Mozart Borrower LP	Revolver	10/21/2026	17,850	(1,413)
MRI Software, LLC	Revolver	2/10/2026	673	(24)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	7,969	—
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	91,734	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	1,657	(193)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	26,585	—
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	(65)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	57,531	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	(173)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	357	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	(155)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(125)
Plasma Buyer, LLC	Revolver	5/12/2028	14,467	(651)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	38,448	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	1,700	—
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	54,535	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	(638)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	7,234	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	14,978	(150)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	7,842	—
Profile Products, LLC	Revolver	11/12/2027	9,363	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	13,035	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	$6,490	$—
Rally Buyer, Inc.	Revolver	7/19/2028	17,745	(355)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	33,121	(331)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2,448	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Riser Merger Sub, Inc.	Revolver	8/1/2028	24,351	(487)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	8/1/2028	48,701	(487)
RoadOne Inc	Revolver	12/30/2028	226	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	255	(4)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	53,130	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	53,013	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Revolver	9/1/2027	3,356	(34)
Sailpoint Technologies, Inc.	Revolver	8/15/2028	34,083	(682)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	28,800	—
Sam Holding Co, Inc.	Revolver	3/24/2027	22,000	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	5,808	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	7,575	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	92,773	—
Smile Doctors, LLC	Revolver	12/23/2027	26,601	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	51,214	(768)
SpecialtyCare, Inc.	Revolver	6/18/2026	2,611	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	6,544	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	5,533	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	26,734	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	6,300	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	300	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	339,176	—
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	16,410	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	56,115	(1,683)
The NPD Group L.P.	Revolver	12/1/2027	92,321	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	6,692	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(305)
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	(42)
Trader Corp.	Revolver	12/22/2028	6,858	(114)
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	498	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	20,128	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	(128)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	4,047	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	32,608	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
United Mutual Acquisition Holdings, LLC	Revolver	7/15/2028	11,175	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	14,559	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(129)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	$31,095	$(311)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	(584)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	712	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(354)
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	909	(18)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	8,272	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	19,482	—
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Total First and Second Lien Debt Unfunded Commitments			$6,343,101	$(63,045)

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
(14)The interest rate floor on these investments as of December 31, 2022 was 2.00%.

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
The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also dynamically invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included.
All intercompany balances and transactions have been eliminated.

Certain prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
As of March 31, 2023, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC “Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, and BCRED MML CLO 2022-2 LLC.
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See "Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates."
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2023 and 2022, the Company recorded $1.9 million and $0.0 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

Dividend Income
Dividend income on preferred equity securities and on the Company’s equity interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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

For further information regarding the non-accrual status of investments refer to “Note 4. Investments”.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
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
Distributions
To the extent that the Company has tax earnings and profits available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact on its consolidated financial statements.
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
The Investment Advisory Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 2, 2023, for a one-year period ending on May 31, 2024.
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
Base Management Fees
The management fee is payable monthly and is settled and paid quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The management fee calculation will be prorated for any partial months, including the first calendar month in which the Company commenced operations.
For the three months ended March 31, 2023 and 2022, base management fees were $73.6 million and $50.6 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of March 31, 2023 and December 31, 2022, $73.6 million and $73.4 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below.
(i) Income based incentive fees
The first part of the Company’s incentive fee is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under an administration agreement entered into between the Company and the Administrator (“Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
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
For the three months ended March 31, 2023 and 2022, the Company accrued income based incentive fees of $100.8 million and $48.1 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of March 31, 2023 and December 31, 2022, there was $100.8 million and $94.1 million, respectively, payable to the Adviser for the income based incentive fees. For the three months ended March 31, 2023 and 2022, the Company accrued capital gains incentive fees of $0.0 million and $(10.5) million, respectively.
Administration Agreement
On October 5, 2020, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
Unless earlier terminated as described below, the Administration Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The

Administration Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 2, 2023, for a one-year period.
For the three months ended March 31, 2023 and 2022, the Company incurred $1.9 million and $1.2 million, respectively, in expenses under the Administration Agreement, which were recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $0.7 million and $1.9 million, respectively, was unpaid and included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, respectively.
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
For the three months ended March 31, 2023, the Company accrued distribution and shareholder servicing fees of $15.4 million and $0.6 million, which were attributable to Class S and Class D shares, respectively.
For the three months ended March 31, 2022, the Company accrued distribution and shareholder servicing fees of $9.5 million and $0.4 million, which were attributable to Class S shares and Class D shares, respectively.
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
For the three months ended March 31, 2023 and 2022 the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.
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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. At the time of the transaction, the wholly-owned subsidiary of the Company and the third-party investor each committed $315 million and $35 million, respectively, to SLC. The Company does not consolidate its equity interest in SLC.
The Company has made investments in controlled/affiliated companies, including Emerald JV, Verdelite JV and SLC. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures.”
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$43,390,053	$42,762,866	89.26%	$44,461,300	$43,710,812	89.37%
Second lien debt	2,052,396	1,877,627	3.92	2,074,849	1,872,806	3.83
Unsecured debt	—	—	—	17,583	13,948	0.03
Structured finance investments	409,693	367,161	0.77	409,633	365,269	0.75
Investments in joint ventures	2,120,206	2,118,995	4.42	2,232,706	2,188,394	4.47
Equity investments(1)	739,637	779,150	1.63	739,225	757,379	1.55
Total	$48,711,985	$47,905,799	100.00%	$49,935,296	$48,908,608	100.00%
(1)Includes equity investment in SLC.

The industry composition of investments at fair value was as follows:

	March 31, 2023	December 31, 2022
Aerospace & Defense	1.23%	1.25%
Air Freight & Logistics	2.81	2.80
Airlines	0.07	0.07
Auto Components	0.06	0.11
Beverages	0.09	0.13
Building Products	2.26	2.37
Capital Markets	0.15	0.22
Chemicals	0.31	0.38
Commercial Services & Supplies	3.48	3.68
Construction Materials	0.04	0.07
Construction & Engineering	0.67	0.67
Containers & Packaging	0.28	0.46
Distributors	0.68	0.67
Diversified Consumer Services	2.81	2.95
Diversified Financial Services (1)	2.21	2.17
Diversified Telecommunication Services	0.56	0.53
Electrical Equipment	0.86	0.89
Electronic Equipment, Instruments & Components	1.32	1.28
Electric Utilities	0.10	0.10
Energy Equipment & Services	0.09	0.09
Entertainment	0.04	0.04
Food Products	0.05	0.05
Health Care Equipment & Supplies	1.48	1.52
Health Care Providers & Services	12.22	11.68
Health Care Technology	3.29	3.21
Hotels, Restaurants & Leisure	0.40	0.55
Household Durables	0.13	0.23
Industrial Conglomerates	0.84	0.95
Insurance	4.70	4.67
Interactive Media & Services	0.13	0.16
Internet & Direct Marketing Retail	2.24	2.22
Investments in Joint Ventures	4.42	4.47
IT Services	4.68	4.54
Leisure Products	0.08	0.17
Life Sciences Tools & Services	0.37	0.37
Machinery	0.06	0.08
Marine	0.48	0.46
Media	0.58	0.61
Metals & Mining	0.07	0.13
Oil, Gas & Consumable Fuels	0.17	0.20
Paper & Forest Products	0.14	0.13
Pharmaceuticals	0.69	0.67
Professional Services	12.70	12.50
Real Estate Management & Development	0.23	0.22
Road & Rail (2)	0.00	0.00
Software	26.04	25.59
Specialty Retail	0.30	0.30
Technology Hardware, Storage & Peripherals	0.10	0.09
Textiles, Apparel & Luxury Goods	0.05	0.06
Trading Companies & Distributors	0.68	0.75
Transportation Infrastructure	2.52	2.44
Wireless Telecommunication Services	0.04	0.05
Total	100.00%	100.00%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$44,137,930	$43,455,699	90.71%	188.09%
Europe	3,440,338	3,403,664	7.10	14.73
Canada	718,793	673,404	1.41	2.91
Cayman Islands	391,219	349,195	0.73	1.51
Australia/New Zealand	23,705	23,837	0.05	0.10%
Total	$48,711,985	$47,905,799	100.00%	207.34%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,326,287	$44,468,163	90.92%	196.02%
Europe	3,385,990	3,308,990	6.77	14.59
Canada	795,999	748,234	1.53	3.30
Cayman Islands	403,356	359,125	0.73	1.58
Australia/New Zealand	23,664	24,096	0.05	0.11
Total	$49,935,296	$48,908,608	100.00%	215.60%
As of March 31, 2023 and December 31, 2022, two borrowers (across three loans) and one borrower in the portfolio were on non-accrual status, respectively.
As of March 31, 2023 and December 31, 2022, on a fair value basis, approximately 99.9% and 99.8%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.2%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements and Derivative Instruments
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,819,331	$37,943,535	$42,762,866
Second lien debt	—	785,600	1,092,027	1,877,627
Unsecured debt	—	—	—	—
Structured finance obligations	—	71,360	295,801	367,161
Equity investments (1)	—	—	779,150	779,150
Total investments	—	5,676,291	40,110,513	45,786,804
Investments Measured at NAV (2)	—	—	—	2,118,995
Total	$—	$5,676,291	$40,110,513	$47,905,799

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$6,167,268	$37,543,544	$43,710,812
Second lien debt	—	720,083	1,152,723	1,872,806
Unsecured debt	—	13,948	—	13,948
Structured finance obligations	—	71,934	293,335	365,269
Equity investments (1)	—	—	757,379	757,379
Total investments	$—	$6,973,233	$39,746,981	$46,720,214
Investments Measured at NAV (2)	—	—	—	2,188,394
Total	$—	$6,973,233	$39,746,981	$48,908,608
(1)Includes equity investment in SLC.
(2)Includes investments in the Emerald JV and Verdelite JV (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981
Purchases of investments	640,983	12,826	—	412	654,221
Proceeds from principal repayments and sales of investments	(176,571)	—	—	—	(176,571)
Accretion of discount/amortization of premium	34,758	826	53	—	35,637
Net realized gain (loss)	(1,959)	—	—	—	(1,959)
Net change in unrealized appreciation (depreciation)	(48,117)	2,655	2,413	21,359	(21,690)
Transfers into Level 3 (1)	129,669	—	—	—	129,669
Transfers out of Level 3 (1)	(178,772)	(77,003)	—	—	(255,775)
Fair value, end of period	$37,943,535	$1,092,027	$295,801	$779,150	$40,110,513
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023	$(45,507)	$2,655	$1,316	$21,359	$(20,177)
(1)For the three months ended March 31, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

	Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152
Purchases of investments	3,045,406	152,844	54,225	38,670	3,291,145
Proceeds from principal repayments and sales of investments	(335,584)	(50)	—	(22,769)	(358,403)
Accretion of discount/amortization of premium	20,606	502	21	—	21,129
Net realized gain (loss)	961	23	—	144	1,128
Net change in unrealized appreciation (depreciation)	(5,515)	210	(6,112)	5,891	(5,526)
Transfers into Level 3 (1)	229,362	61,765	—	—	291,127
Transfers out of Level 3 (1)	(248,862)	(59,153)	—	—	(308,015)
Fair value, end of period	$25,752,883	$956,274	$253,726	$567,854	$27,530,737
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2022	$(3,352)	$(2,491)	$(5,408)	$5,891	$(5,360)
(1)For the three months ended March 31, 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$37,600,577	Yield analysis	Discount rate	6.39%	20.62%	9.85%
	327,609	Market quotations	Broker quoted price	86.00	99.88	94.97
	15,349	Market approach	Performance multiple	6.50x	6.50x	6.50x
	37,943,535
Investments in second lien debt	921,911	Yield Analysis	Discount rate	9.98%	14.59%	11.66%
	170,116	Market quotations	Broker quoted price	87.00	100.50	93.75
	1,092,027
Investments in structured finance	295,801	Market quotations	Broker quoted price	78.87	96.41	89.67
Investments in equity	269,614	Market approach	Performance multiple	5.70x	39.66x	17.46x
	54,659	Option pricing model	Expected volatility	30.00%	50.00%	42.87%
	279,952	Yield analysis	Discount rate	11.13%	15.97%	12.82%
	174,925	Asset recoverability	N/A	100.00%	100.00%	100.00%
	779,150
Total	$40,110,513
(1)Weighted averages are calculated based on fair value of investments.

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$36,766,038	Yield analysis	Discount rate	6.83%	19.84%	9.93%
	759,391	Market quotations	Broker quoted price	71.00	105.60	91.85
	18,115	Market approach	Performance multiple	7.00x	7.00x	7.00x
	37,543,544
Investments in second lien debt	906,837	Yield analysis	Discount rate	10.42%	15.33%	11.85%
	245,886	Market quotations	Broker quoted price	61.50	100.50	87.36
	1,152,723
Investments in structured finance	293,335	Market quotations	Broker quoted price	81.96	92.96	88.84
Investments in equity	261,893	Market approach	Performance multiple	5.50x	29.00x	17.21x
	48,957	Option pricing model	Expected volatility	30.00%	50.00%	44.43%
	274,199	Yield analysis	Discount rate	11.31%	14.95%	12.76%
	172,330	Asset recoverability	N/A	100.00%	100.00%	100.00%
	757,379
Total	$39,746,981
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
Financial Instruments Not Carried at Fair Value
Debt
The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2023 and December 31, 2022 had they been accounted for at fair value:

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
Bard Peak Funding Facility	$829,651	$1,235,414
Castle Peak Funding Facility	1,181,941	1,146,600
Maroon Peak Funding Facility	24,000	300,000
Summit Peak Funding Facility	1,604,227	1,691,844
Denali Peak Funding Facility	562,800	749,800
Bushnell Peak Funding Facility	430,000	400,000
Granite Peak Funding Facility	675,600	647,600
Middle Peak Funding Facility	600,950	596,950
Bison Peak Funding Facility	1,200,000	1,182,000
Blanca Peak Funding Facility	1,315,000	1,081,000
Windom Peak Funding Facility	1,290,731	1,741,465
Monarch Peak Funding Facility	1,400,400	873,400
Borah Peak Funding Facility	80,000	223,000
Meridian Peak Funding Facility	220,000	148,000
2022-1 BSL WH	—	400,000
Naomi Peak Funding Facility	385,000	170,000
Haydon Peak Funding Facility	49,000	49,000
Bear Peak Funding Facility	169,172	166,031
Revolving Credit Facility	1,267,754	1,470,758
June 2024 Notes	411,666	406,886
June 2026 Notes	357,655	352,646
May 2027 Notes	588,068	586,924
October 2027 Notes	352,890	353,434
September 2024 Notes	339,674	336,654
December 2026 Notes	1,067,295	1,053,132
November 2026 Eurobonds	467,730	449,149
November 2024 Notes	464,884	459,089
March 2027 Notes	862,812	856,640
January 2025 Notes	462,560	462,125
January 2029 Notes	558,631	550,113
March 2025 Notes	864,100	866,280
April 2026 UK Bonds	285,599	272,657
September 2025 Notes	795,211	795,092
2021-1 BSL Debt	663,000	663,000
2022-1 BSL Debt	420,000	420,000
2021-2 Debt	505,800	505,800
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	753,905	759,000
MML 2022-2 Debt	300,019	300,018
Short-Term Borrowings	201,167	619,377
Total	$24,698,892	$26,030,878

The following table presents the categorization of the Company’s debt obligations as of March 31, 2023 and December 31, 2022 had they been accounted for at fair value:

	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	24,698,892	26,030,878
Total debt	$24,698,892	$26,030,878
Other Assets and Liabilities

As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.
The net fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Consolidated Statements of Assets and Liabilities.
The tables below present the aggregate notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$—	$—	$—	$—
Interest rate swaps	—	6,807	—	6,807	1,150,000
Total Derivative assets at fair value	$—	$6,807	$—	$6,807	$1,150,000
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(7,373)	$—	$(7,373)	$276,574
Interest rate swaps	—	(187,813)	—	(187,813)	4,825,000
Total Derivative liabilities at fair value	$—	$(195,186)	$—	$(195,186)	$5,101,574
Cash collateral posted				$322,339

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$3,952	$—	$3,952	$157,384
Total Derivative assets at fair value	$—	$3,952	$—	$3,952	$157,384
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(2,040)	$—	$(2,040)	$162,174
Interest rate swaps	—	(248,311)	—	(248,311)	5,975,000
Total Derivative liabilities at fair value	$—	$(250,351)	$—	$(250,351)	$6,137,174
Cash collateral posted				$355,742

In the tables above:
•The fair value of derivatives assets and derivative liabilities is presented on a gross basis.
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
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three month periods ended March 31, 2023 and March 31, 2022, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2023	2022
Unrealized gain (loss)
Foreign currency forward contract	$(11,940)	$(13,462)
Total Unrealized gain (loss)	$(11,940)	$(13,462)
Realized gain (loss)
Foreign currency forward contract	$4,770	$—
Interest rate swaps	—	—
Total Realized gain (loss)	$4,770	$—
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three month periods ended March 31, 2023 and March 31, 2022, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2023	2022
Interest rate swaps	$(67,306)	$(26,008)
Hedged items	68,116	26,927
The table below presents the carrying value of unsecured borrowings as of March 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$5,803,650	$178,174

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 190.8% and 184.5%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as of March 31, 2023, as described below: Bard Peak Funding, Castle Peak Funding, Maroon Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Borah Peak Funding, 2022-1 BSL WH Funding Facility, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
Advances used to finance the purchase or origination of broadly syndicated loans under the Summit Peak Funding Facility bear interest at a blended per annum rate adjusted monthly based on the proportion of the broadly syndicated loans in the portfolio to the proportion of middle market loans in the portfolio. The rate attributable to broadly syndicated loans equals the benchmark for the currency of the applicable advance (which is three-month term SOFR for dollar advances), plus an applicable margin ranging from 1.50% for certain foreign currency advances to 1.65% per annum for U.S. dollar advances. The rate attributable to middle market loans equals such applicable benchmark plus an applicable margin ranging from 2.15% for certain foreign currency advances to 2.30% per annum for U.S. dollar advances. Such blended rates are subject to a floor of such applicable benchmark plus 2.00% for certain foreign currency advances and 2.15% per annum for U.S. dollar advances. Summit Peak Funding pays a commitment fee of 0.40% per annum if the unused facility amount is greater than 25% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Summit Peak Funding and SG.

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
Denali Peak Funding Facility
Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”). DB serves as agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral custodian and Twin Peaks serves as servicer under the Denali Peak Funding Facility.
As of March 31, 2023, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum.  As of April 4, 2023, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus a spread adjustment of 0.15% per annum), plus the applicable margin of 1.95% per annum. After September 30, 2024, the applicable margin on outstanding advances will increase by 0.20% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
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

As of March 31, 2023, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. From April 25, 2023 until December 5, 2024, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 1.85% per annum depending on the nature of the advances being requested.  From and after December 6, 2024, the applicable margin for advances will increase to 2.10% to 2.45% per annum depending on the nature of the advances being requested. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.60% per annum. Bushnell Peak Funding also pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.

Proceeds from borrowings under the Bushnell Peak Funding Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding Facility is a lender.

The period during which Bushnell Peak Funding may make borrowings under the Bushnell Peak Funding Facility expires on April 25, 2026, and the Bushnell Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 25, 2026.
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
Advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum, which will increase to 2.10% per annum effective on June 30, 2024. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the interest rate for dollar advances as described above. In addition, Middle Peak Funding pays a commitment fee of 0.35% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
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
Blanca Peak Funding Facility
On August 16, 2021, Blanca Peak Funding, entered into a senior secured revolving credit facility (the “Blanca Peak Funding Facility”) with Barclays Bank PLC (“Barclays”). Barclays serves as administrative agent, Wilmington Trust, National Association, serves as collateral administrator, collateral agent and securities intermediary and the Company serves as servicer under the Blanca Peak Funding Facility.

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
The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on December 19, 2024, and the Blanca Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by December 19, 2032; provided that Barclays may require repayment of all amounts outstanding under the facility from and after August 19, 2026.
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

2022-1 BSL WH Funding Facility

    On May 16, 2022, 2022-1 BSL WH entered into a senior secured revolving credit facility (the “2022-1 BSL WH Funding Facility”) with Société Générale (“SG”). SG serves as administrative agent, Deutsche Bank Trust Company Americas serves as custodian, and the Company serves as collateral manager under the 2022-1 BSL WH Funding Facility.

As of March 31, 2023, advances under the 2022-1 BSL WH Funding Facility bore interest at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum.

Proceeds from borrowings under the 2022-1 BSL WH Funding Facility were used to fund portfolio investments by 2022-1 BSL WH and to make advances under revolving loans or delayed draw term loans where 2022-1 BSL WH is a lender.

On April 25, 2023, the 2022-1 BSL WH Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.

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
The maximum principal amount of the Naomi Peak Funding Facility as of March 31, 2023 is $400 million, of which $250 million was funded as a term loan after the closing date and of which $150 million consists of a revolving credit commitment. Proceeds from borrowings under the Naomi Peak Funding Facility may be used to fund portfolio investments by Naomi Peak Funding and to make advances under revolving loans or delayed draw term loans where Naomi Peak Funding is a lender. The period during which Naomi Peak Funding may make borrowings under the Naomi Peak Funding Facility expires on July 18, 2024, and the Naomi Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by July 18, 2031.
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
The current principal amount as of March 31, 2023 is €500 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
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
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: June 2024 Notes, June 2026 Notes, May 2027 Notes and October 2027 Notes, which are collectively referred to as the “Private Placement Bonds.”
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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
In connection with the September 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.050% and pays a floating interest rate of SOFR + 2.93% on a notional amount of $600.0 million. The Company designated this interest rate swap and September 2025 Notes in a qualifying hedge accounting relationship.
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
The following table presents information on the secured and unsecured notes issued in the 2021-1 BSL Debt Securitization:

		March 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	L+1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	L+1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	L+2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	L+3.35%	Baa3
Class E Notes (1)	Junior Secured Deferrable Floating Rate	—	L+7.00%	Ba3
Total Secured Notes		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 BSL Notes		$819,500
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
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		March 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$218,000	L+1.22%	Aaa
Class A Notes	Senior Secured Floating Rate	149,500	L+1.22%	Aaa
Class B Notes	Senior Secured Floating Rate	38,100	L+1.75%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	48,000	L+2.05%	Not rated
Class D Notes	Mezzanine Secured Deferrable Floating Rate	52,200	L+3.15%	Not rated
Total Secured Notes		505,800
Subordinated Notes (1)		97,850	None	Not rated
Total 2021-2 Notes		$603,650
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

		March 31, 2023
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

		March 31, 2023
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

		March 31, 2023
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
2022-2 MML Debt Securitization
On August 12, 2022, the Company completed a $498.11 million term debt securitization (the “MML 2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the MML 2022-2 Debt Securitization (collectively, the “Debt”) were issued (or incurred, as applicable) by BCRED MML CLO 2022-2 LLC (the “MML 2022-2 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.

The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the MML 2022-2 Debt Securitization:

		March 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Notes	Senior Secured Floating Rate	$275,000	SOFR + 2.10%	Aaa (sf)
Class B-1 Notes	Senior Secured Floating Rate	14,000	SOFR + 3.35%	Aa2
Class B-2 Notes	Senior Secured Fixed Rate	11,500	5.88%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,500	SOFR + 2.50%	A2
Total Secured Notes		341,000
Subordinated Notes (1)	Subordinated	157,105	None	Not rated
Total Debt		$498,105
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
Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $367.2 million and $426.8 million as of March 31, 2023 and December 31, 2022, respectively.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 5.27% and 4.38% per annum as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, respectively, the Company had $201.2 million and $253.7 million of short-term borrowings under the Repurchase Agreements.
Other Short-Term Borrowings
In order to finance certain investment transactions, the Company may, from time to time, enter into financing agreements, whereby the Company transfers to a third party an investment that it holds in exchange for cash for a period of time, generally not to exceed 180-days from the date it was transferred (each a “Short Term Financing Transaction”). At the expiration of the agreement, the Company returns the cash and interest to the third party and receives the original investment transferred.

As of March 31, 2023 and December 31, 2022, respectively, the Company had $0.0 million and $365.7 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $0.0 million and $371.0 million as of March 31, 2023, and December 31, 2022, respectively.
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 0.00% and 7.35% per annum as of March 31, 2023, and December 31, 2022, respectively.
In accordance with ASC 860, Transfers and Servicing, the Master Repurchase Agreements and the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Master Repurchase Agreements and the Short Term Financing Transactions is reported on the Company’s Consolidated Statements of Operations within Interest expense.

The Company’s outstanding debt obligations were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$829,651	$829,651	$—	$820,349	$685,134
Castle Peak Funding Facility (3)	1,600,000	1,181,941	1,181,941	—	418,059	98,612
Maroon Peak Funding Facility	300,000	24,000	24,000	—	276,000	276,000
Summit Peak Funding Facility (3)	2,300,000	1,604,227	1,604,227	—	695,773	125,647
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	430,000	430,000	—	170,000	37,725
Granite Peak Funding Facility	750,000	675,600	675,600	—	74,400	74,400
Middle Peak Funding Facility	800,000	600,950	600,950	—	199,050	199,050
Bison Peak Funding Facility	1,500,000	1,200,000	1,200,000	—	300,000	300,000
Blanca Peak Funding Facility	1,500,000	1,315,000	1,315,000	—	185,000	40,117
Windom Peak Funding Facility (3)	2,150,000	1,290,731	1,290,731	—	859,269	859,269
Monarch Peak Funding Facility	2,000,000	1,400,400	1,400,400	—	599,600	431,493
Borah Peak Funding Facility	400,000	80,000	80,000	—	320,000	48,859
2022-1 BSL WH	300,000	—	—	—	300,000	300,000
Naomi Peak Funding Facility	400,000	385,000	385,000	—	15,000	15,000
Meridian Peak Funding Facility	350,000	220,000	220,000	—	130,000	130,000
Haydon Peak Funding Facility	500,000	49,000	49,000	—	451,000	307,250
Bear Peak Funding Facility (3)	542,750	169,172	169,172	—	373,578	71,454
Revolving Credit Facility (4)	5,150,000	1,267,754	1,267,754	—	3,882,246	3,051,116
June 2024 Notes (5)	435,000	435,000	418,128	1,592	—	—
June 2026 Notes	400,000	400,000	397,773	2,227	—	—
May 2027 Notes (5)	625,000	625,000	606,626	2,266	—	—
October 2027 Notes (5)	350,000	350,000	351,132	3,183	—	—
September 2024 Notes (5)	365,000	365,000	349,062	1,724	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,181,821	17,900	—	—
November 2026 Eurobonds	542,750	542,750	537,361	5,389	—	—
November 2024 Notes (5)	500,000	500,000	476,579	2,681	—	—
March 2027 Notes	1,000,000	1,000,000	989,267	10,733	—	—
January 2025 Notes (5)	500,000	500,000	475,842	3,048	—	—
January 2029 Notes	650,000	650,000	639,692	10,308	—	—
March 2025 Notes (5)	900,000	900,000	862,805	5,803	—	—
April 2026 UK Bonds (5)	308,388	308,388	288,612	2,673	—	—
September 2025 Notes (5)	800,000	800,000	793,042	10,696	—	—
2021-1 BSL Notes	663,000	663,000	662,018	982	—	—
2021-2 Notes	505,800	505,800	504,287	1,513	—	—
MML 2021-1 Debt	690,000	690,000	685,969	4,031	—	—
MML 2022-1 Debt	759,000	759,000	753,708	5,292	—	—
2022-1 BSL Debt	420,000	420,000	418,439	1,561	—	—
MML 2022-2 Debt	300,500	300,500	297,894	2,606	—	—
Short-Term Borrowings	201,167	201,167	201,167	—	—	—
Total	$35,708,355	$25,451,831	$25,177,450	$96,208	$10,256,524	$7,238,326
(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and currencies other currencies.
Under the Bard Peak Funding Facility, as of March 31, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 50.0 million
Under the Castle Peak Funding Facility, as of March 31, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of March 31, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 154.3 million
•British Pounds (GBP) 101.7 million
Under the Windom Peak Funding Facility, as of March 31, 2023, the Company had borrowings denominated in the following non-USD currencies:
•British Pounds (GBP) 43.6 million
Under the Bear Peak Funding Facility, as of March 31, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Euros (EUR) 75.0 million
•British Pounds (GBP) 50.7 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of March 31, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 172.0 million
•Euros (EUR) 41.3 million
•British Pounds (GBP) 481.2 million
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
Under the Bard Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 66.0 million
•British Pounds (GBP) 50.0 million
Under the Castle Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 48.8 million
•Euros (EUR) 36.0 million
•British Pounds (GBP) 42.4 million
Under the Summit Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 132.7 million
•British Pounds (GBP) 6.1 million
Under the Windom Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following non-USD currencies:
•British Pounds (GBP) 43.6 million
Under the Bear Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following non-USD currencies:
•Euros (EUR) 75.0 million
•British Pounds (GBP) 50.7 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2022, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 247.1 million
•Euros (EUR) 49.0 million
•British Pounds (GBP) 608.8 million
•Swiss Franc (CHF) 102.6 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
As of March 31, 2023 and December 31, 2022, $286.8 million and $395.8 million, respectively, of interest expense and $6.2 million and $12.9 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2023 and 2022, the weighted average interest rate on all borrowings outstanding was 6.31% and 2.40%, respectively, (including unused fees) and the average principal debt outstanding was $27,150.9 million and $18,101.5 million, respectively.
The components of interest expense were as follows:

	Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$411,025	$98,590
Facility unused fees	10,523	5,257
Accretion of original issue discount	5,918	3,683
Amortization of financing costs and debt issuance costs	7,947	4,941
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(67,306)	(26,008)
Hedged items	68,116	26,927
Total interest expense	$436,223	$113,390
Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023 and December 31, 2022, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $5,812.9 million and $6,343.1 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicles’ allocation may change prior to the date of funding. In this regard, as of March 31,

2023 and December 31, 2022, the Company estimates that it had $923.9 million and $1,219.5 million, respectively, of investments that are committed but not yet funded.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management is not aware of any pending or threatened material litigation.
Note 9. Net Assets
The following table presents transactions in Common Shares during the three months ended March 31, 2023 (dollars in thousands except share amounts):

	March 31, 2023
	Shares	Amount
CLASS I
Subscriptions	18,970,925	$470,258
Share transfers between classes	44,780,246	1,111,972
Distributions reinvested	6,871,980	170,112
Share repurchases	(30,318,254)	(750,983)
Early repurchase deduction	—	57
Net increase (decrease)	40,304,897	$1,001,416
CLASS S
Subscriptions	14,482,809	$358,664
Share transfers between classes	(1,367,439)	(33,734)
Distributions reinvested	3,053,596	75,600
Share repurchases	(5,320,338)	(131,785)
Early repurchase deduction	—	139
Net increase (decrease)	10,848,628	$268,884
CLASS D
Subscriptions	2,111,714	$52,213
Share transfers between classes	(43,413,399)	(1,078,238)
Distributions reinvested	605,782	14,998
Share repurchases	(422,938)	(10,476)
Early repurchase deduction	—	11
Net increase (decrease)	(41,118,841)	$(1,021,492)
Total net increase (decrease)	10,034,684	$248,808

The following table presents transactions in Common Shares during the three months ended March 31, 2022 (dollars in thousands except share amounts):

	March 31, 2022
	Shares	Amount
CLASS I
Subscriptions	125,703,505	$3,253,768
Share transfers between classes	550,110	14,239
Distributions reinvested	3,932,328	101,772
Share repurchases	(1,490,357)	(38,481)
Early repurchase deduction	—	628
Net increase (decrease)	128,695,586	$3,331,926
CLASS S
Subscriptions	57,796,302	$1,496,030
Share transfers between classes	(29,619)	(766)
Distributions reinvested	1,417,580	36,694
Share repurchases	(647,663)	(16,723)
Early repurchase deduction	—	253
Net increase (decrease)	58,536,600	$1,515,488
CLASS D
Subscriptions	10,490,092	$271,539
Share transfers between classes	(520,491)	(13,473)
Distributions reinvested	211,498	5,474
Share repurchases	(8,896)	(230)
Early repurchase deduction	—	36
Net increase (decrease)	10,172,203	$263,346
Total net increase (decrease)	197,404,389	$5,110,760

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the three months ended March 31, 2023 and 2022:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2023	$24.85	$24.85	$24.85
February 28, 2023	24.84	24.84	24.84
March 31, 2023	24.77	24.77	24.77

	NAV Per Share
	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following table presents distributions that were declared and payable during the three months ended March 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
			$0.6300	$392,229

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
			$0.5774	$168,893

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
			$0.6145	$22,249

The following table presents distributions that were declared and payable during the three months ended March 31, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
			$0.5220	$224,687

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
			$0.4669	$80,248

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
			$0.5058	$11,981

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through March 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares:

	For the three months ended March 31, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6300	$392,229	$0.5774	$168,893	$0.6145	$22,249
Net realized gains	—	—	—	—	—	—
Total	$0.6300	$392,229	$0.5774	$168,893	$0.6145	$22,249

	For the three months ended March 31, 2022
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5220	$224,687	$0.4669	$80,248	$0.5058	$11,981
Net realized gains	—	—	—	—	—	—
Total	$0.5220	$224,687	$0.4669	$80,248	$0.5058	$11,981
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
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
During the three months ended March 31, 2023 and 2022, approximately 36,061,530 and 2,146,916 shares were repurchased, respectively.
The following table presents the share repurchases completed during the three months ended March 31, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2023	36,061,530	3.91%	$24.77	December 31, 2022	$893,037	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.

(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

The following table presents the share repurchases completed during the three months ended March 31, 2022:

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
(3)Amounts shown net of Early Repurchase Deduction

Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	0.74	0.69	0.72
Net unrealized and realized gain (loss)	0.07	0.07	0.07
Net increase (decrease) in net assets resulting from operations	0.81	0.76	0.79
Distributions from net investment income (2)	(0.63)	(0.58)	(0.61)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.63)	(0.58)	(0.61)
Early repurchase deduction fees (5)	—	—	—
Total increase (decrease) in net assets	0.18	0.18	0.18
Net asset value, end of period	$24.77	$24.77	$24.77
Shares outstanding, end of period	631,542,513	293,389,669	7,677,084
Total return based on NAV (3)	3.33%	3.11%	3.26%
Ratios:
Ratio of net expenses to average net assets (4)	10.70%	11.56%	11.00%
Ratio of net investment income to average net assets (4)	12.18%	11.33%	12.04%
Portfolio turnover rate	1.61%	1.61%	1.61%
Supplemental Data:
Net assets, end of period	$15,645,058	$7,268,107	$190,192
Asset coverage ratio	190.8%	190.8%	190.8%
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
(4)For the three months ended March 31, 2023, amounts are annualized except for organizational costs, excise tax and management fee and income based incentive fee waivers by the Adviser, if any. For the three months ended March 31, 2023, the ratio of total operating expenses to average net assets was 10.70%, 11.56%, and 11.00% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.

The following are the financial highlights for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Class I	Class S	Class D (7)
Per Share Data (1):
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income	0.55	0.50	0.54
Net unrealized and realized gain (loss)	(0.14)	(0.14)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.41	0.36	0.40
Distributions from net investment income (2)	(0.52)	(0.47)	(0.51)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.52)	(0.47)	(0.51)
Early repurchase deduction fees (5)	—	—	—
Total increase (decrease) in net assets	(0.11)	(0.11)	(0.11)
Net asset value, end of period	$25.82	$25.82	$25.82
Shares outstanding, end of period	475,287,142	190,961,700	26,986,663
Total return based on NAV (3)	1.60%	1.39%	1.54%
Ratios:
Ratio of net expenses to average net assets (4)	5.19%	6.06%	5.44%
Ratio of net investment income to average net assets (4)	8.68%	7.82%	8.42%
Portfolio turnover rate	2.30%	2.30%	2.30%
Supplemental Data:
Net assets, end of period	$12,273,986	$4,931,495	$696,926
Asset coverage ratio	193.4%	193.4%	193.4%
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
(4)For the three months ended March 31, 2022,amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the three months ended March 31, 2022, the ratio of total operating expenses to average net assets was 5.19%, 6.06% and 5.44%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.

The following is information about the Company’s senior securities:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Bard Peak Funding Facility
March 31, 2023	829,651	1,908.0	—	N/A
December 31, 2022	1,235,414	1,845.1	—	N/A
December 31, 2021	879,000	1,702.0	—	N/A
Castle Peak Funding Facility
March 31, 2023	1,181,941	1,908.0	—	N/A
December 31, 2022	1,146,600	1,845.1	—	N/A
December 31, 2021	1,171,809	1,702.0	—	N/A
Maroon Peak Funding Facility
March 31, 2023	24,000	1,908.0	—	N/A
December 31, 2022	300,000	1,845.1	—	N/A

December 31, 2021	483,952	1,702.0	—	N/A
Summit Peak Funding Facility
March 31, 2023	1,604,227	1,908.0	—	N/A
December 31, 2022	1,691,844	1,845.1	—	N/A
December 31, 2021	1,643,154	1,702.0	—	N/A
Denali Peak Funding Facility
March 31, 2023	562,800	1,908.0	—	N/A
December 31, 2022	749,800	1,845.1	—	N/A
December 31, 2021	668,400	1,702.0	—	N/A
Bushnell Peak Funding Facility
March 31, 2023	430,000	1,908.0	—	N/A
December 31, 2022	400,000	1,845.1	—	N/A
December 31, 2021	395,500	1,702.0	—	N/A
Granite Peak Funding Facility
March 31, 2023	675,600	1,908.0	—	N/A
December 31, 2022	647,600	1,845.1	—	N/A
December 31, 2021	248,000	1,702.0	—	N/A
Middle Peak Funding Facility
March 31, 2023	600,950	1,908.0	—	N/A
December 31, 2022	596,950	1,845.1	—	N/A
December 31, 2021	799,550	1,702.0	—	N/A
Bison Peak Funding Facility
March 31, 2023	1,200,000	1,908.0	—	N/A
December 31, 2022	1,182,000	1,845.1	—	N/A
December 31, 2021	1,320,800	1,702.0	—	N/A
Blanca Peak Funding Facility
March 31, 2023	1,315,000	1,908.0	—	N/A
December 31, 2022	1,081,000	1,845.1	—	N/A
December 31, 2021	892,800	1,702.0	—	N/A
Windom Peak Funding Facility
March 31, 2023	1,290,731	1,908.0	—	N/A
December 31, 2022	1,741,465	1,845.1	—	N/A
December 31, 2021	989,759	1,702.0	—	N/A
Monarch Peak Funding Facility
March 31, 2023	1,400,400	1,908.0	—	N/A
December 31, 2022	873,400	1,845.1	—	N/A
December 31, 2021	567,400	1,702.0	—	N/A
Borah Peak Funding Facility
March 31, 2023	80,000	1,908.0	—	N/A
December 31, 2022	223,000	1,845.1	—	N/A
2022-1 BSL WH
March 31, 2023	—	1,908.0	—	N/A
December 31, 2022	148,000	1,845.1	—	N/A
Naomi Peak Funding Facility
March 31, 2023	385,000	1,908.0	—	N/A
December 31, 2022	400,000	1,845.1	—	N/A
Meridian Peak Funding Facility
March 31, 2023	220,000	1,908.0	—	N/A
December 31, 2022	170,000	1,845.1	—	N/A

Haydon Peak Funding Facility
March 31, 2023	49,000	1,908.0	—	N/A
December 31, 2022	49,000	1,845.1	—	N/A
Bear Peak Funding Facility
March 31, 2023	169,172	1,908.0	—	N/A
December 31, 2022	166,031	1,845.1	—	N/A
Revolving Credit Facility
March 31, 2023	1,267,754	1,908.0	—	N/A
December 31, 2022	1,470,758	1,845.1	—	N/A
December 31, 2021	1,144,422	1,702.0	—	N/A
June 2024 Notes
March 31, 2023	435,000	1,908.0	—	N/A
December 31, 2022	435,000	1,845.1	—	N/A
December 31, 2021	435,000	1,702.0	—	N/A
June 2026 Notes
March 31, 2023	400,000	1,908.0	—	N/A
December 31, 2022	400,000	1,845.1	—	N/A
December 31, 2021	400,000	1,702.0	—	N/A
May 2027 Notes
March 31, 2023	625,000	1,908.0	—	N/A
December 31, 2022	625,000	1,845.1	—	N/A
October 2027 Notes
March 31, 2023	350,000	1,908.0	—	N/A
December 31, 2022	350,000	1,845.1	—	N/A
September 2024 Notes
March 31, 2023	365,000	1,908.0	—	N/A
December 31, 2022	365,000	1,845.1	—	N/A
December 31, 2021	365,000	1,702.0	—	N/A
December 2026 Notes
March 31, 2023	1,250,000	1,908.0	—	N/A
December 31, 2022	1,250,000	1,845.1	—	N/A
December 31, 2021	1,250,000	1,702.0	—	N/A
November 2026 Eurobonds
March 31, 2023	542,750	1,908.0	—	N/A
December 31, 2022	534,975	1,845.1	—	N/A
December 31, 2021	569,958	1,702.0	—	N/A
November 2024 Notes
March 31, 2023	500,000	1,908.0	—	N/A
December 31, 2022	500,000	1,845.1	—	N/A
December 31, 2021	500,000	1,702.0	—	N/A
March 2027 Notes
March 31, 2023	1,000,000	1,908.0	—	N/A
December 31, 2022	1,000,000	1,845.1	—	N/A
December 31, 2021	1,000,000	1,702.0	—	N/A
January 2025 Notes
March 31, 2023	500,000	1,908.0	—	N/A
December 31, 2022	500,000	1,845.1	—	N/A
January 2029 Notes
March 31, 2023	650,000	1,908.0	—	N/A

December 31, 2022	650,000	1,845.1	—	N/A
March 2025 Notes
March 31, 2023	900,000	1,908.0	—	N/A
December 31, 2022	900,000	1,845.1	—	N/A
April 2026 UK Bonds
March 31, 2023	308,388	1,908.0	—	N/A
December 31, 2022	301,725	1,845.1	—	N/A
September 2025 Notes
March 31, 2023	800,000	1,908.0	—	N/A
December 31, 2022	800,000	1,845.1	—	N/A
2021-1 BSL Notes
March 31, 2023	663,000	1,908.0	—	N/A
December 31, 2022	663,000	1,845.1	—	N/A
December 31, 2021	663,000	1,702.0	—	N/A
2021-2 Notes
March 31, 2023	505,800	1,908.0	—	N/A
December 31, 2022	505,800	1,845.1	—	N/A
December 31, 2021	505,800	1,702.0	—	N/A
MML 2021-1 Debt
March 31, 2023	690,000	1,908.0	—	N/A
December 31, 2022	690,000	1,845.1	—	N/A
December 31, 2021	690,000	1,702.0	—	N/A
MML 2022-1 Debt
March 31, 2023	759,000	1,908.0	—	N/A
December 31, 2022	759,000	1,845.1	—	N/A
2022-1 BSL Debt
March 31, 2023	420,000	1,908.0	—	N/A
December 31, 2022	420,000	1,845.1	—	N/A
MML 2022-2 Debt
March 31, 2023	300,500	1,908.0	—	N/A
December 31, 2022	300,500	1,845.1	—	N/A
Short-Term Borrowings
March 31, 2023	201,167	1,908.0	—	N/A
December 31, 2022	619,377	1,845.1	—	N/A
December 31, 2021	718,156	1,702.0	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
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

As of March 31, 2023 and December 31, 2022 the aggregate principal amount of indebtedness outstanding was $25.5 billion and $26.8 billion, respectively.

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
The Company's investment in the Emerald JV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Emerald JV as of March 31, 2023:

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.84%	1/29/2027	$2,969	$2,881	$2,921	0.11%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.40%	5/25/2028	8,222	7,921	7,112	0.27
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.14%	5/25/2028	1,672	1,612	1,447	0.05
Loar Group, Inc.	(4)(11)	L +	7.25%	12.09%	9/29/2023	27,976	27,976	27,976	1.05
Peraton Corp.	(10)	L +	3.75%	8.59%	2/1/2028	5,457	5,373	5,401	0.20
TransDigm Inc	(8)	SOFR +	3.25%	8.15%	2/22/2027	312	306	312	0.01
Vertex Aerospace Services Corp.	(10)	L +	3.50%	8.34%	12/6/2028	2,970	2,982	2,960	0.11
							49,051	48,129	1.80
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027	24,426	24,237	23,938	0.90
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.10%	12/9/2026	38,831	38,831	38,831	1.46
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.80%	12/31/2028	21,632	21,231	21,363	0.80
SEKO Global Logistics Network, LLC	(4)(5)(11)	L +	4.75%	9.48%	12/30/2026	35,238	35,081	34,974	1.32
							119,380	119,106	4.48
Airlines
Air Canada	(10)	L +	3.50%	8.37%	8/11/2028	3,970	3,937	3,969	0.15
American Airlines, Inc.	(10)	L +	4.75%	9.56%	4/20/2028	3,815	3,933	3,880	0.15
KKR Apple Bidco, LLC	(9)	L +	2.75%	7.59%	9/23/2028	5,940	5,779	5,891	0.22
United Airlines, Inc.	(10)	L +	3.75%	8.57%	4/21/2028	3,970	3,946	3,950	0.15
							17,595	17,690	0.67
Auto Components
Clarios Global LP	(8)	L +	3.25%	8.92%	4/30/2026	3,000	2,858	2,990	0.11
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.66%	3/31/2028	4,858	4,792	4,380	0.16
Building Products
Cornerstone Building Brands, Inc.	(9)	L +	3.25%	7.93%	4/12/2028	1,481	1,457	1,312	0.05
CP Atlas Buyer, Inc.	(9)	SOFR +	3.50%	8.41%	11/23/2027	3,951	3,960	3,524	0.13
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	4.50%	11.47%	4/30/2027	21,783	21,489	20,736	0.78
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027	19,648	19,572	19,648	0.74
Griffon Corporation	(9)	SOFR +	2.50%	7.50%	1/24/2029	2,460	2,398	2,451	0.09
iHeartCommunications, Inc.	(8)	L +	3.00%	7.84%	5/1/2026	5,000	4,796	4,447	0.17
Kodiak BP, LLC	(10)	L +	3.25%	7.98%	3/12/2028	4,937	4,885	4,752	0.18
Latham Pool Products, Inc.	(9)	SOFR +	3.75%	8.73%	2/23/2029	29,700	28,902	27,547	1.04
Latham Pool Products, Inc.	(4)(7)(8)	SOFR +	3.50%	5.36%	2/23/2027	7,200	7,112	6,033	0.23
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.02%	4/7/2025	27,625	27,625	27,349	1.03
Tamko Building Product, LLC	(8)	SOFR +	3.00%	7.87%	6/1/2026	2,969	2,884	2,897	0.11
The Chamberlain Group, Inc.	(9)	L +	3.25%	8.09%	11/3/2028	4,938	4,883	4,755	0.18
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.55%	12/29/2026	9,927	9,927	9,927	0.37
							139,890	135,378	5.10
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	9.34%	7/31/2026	9,049	8,779	8,926	0.34
AllSpring Buyer, LLC	(9)	L +	3.00%	8.19%	11/1/2028	1,980	1,988	1,978	0.07
Resolute Investment Managers, Inc.	(11)	L +	4.25%	9.41%	4/30/2024	1,463	1,465	1,087	0.04
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.66%	12/22/2027	95,958	94,752	94,998	3.58
Superannuation And Investments US, LLC	(9)	L +	3.75%	8.59%	12/1/2028	1,975	1,986	1,971	0.07
The Edelman Financial Engines Center, LLC	(10)	L +	3.75%	8.59%	4/7/2028	8,669	8,389	8,378	0.32
							117,359	117,338	4.42
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.41%	9/30/2026	2,962	2,962	2,881	0.11
Dominion Colour Corporation	(4)(11)(17)	L +	8.25%	11.67%	4/6/2024	10,970	10,959	4,717	0.18
							13,921	7,598	0.29
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	8.73%	2/27/2025	5,773	5,739	5,725	0.22
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.66%	5/12/2028	8,897	8,676	8,463	0.32
Anticimex, Inc.	(9)	L +	3.50%	8.45%	11/16/2028	4,954	4,765	4,904	0.18
Anticimex, Inc.	(4)(9)	SOFR +	4.75%	9.74%	11/16/2028	24,875	23,699	24,813	0.93
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.47%	5/7/2028	19,569	19,569	19,569	0.74
Belfor Holdings, Inc.	(8)	L +	4.00%	8.84%	4/6/2026	3,959	3,943	3,959	0.15
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.56%	3/31/2028	7,924	7,816	7,714	0.29
EAB Global, Inc.	(9)	L +	3.50%	8.34%	8/16/2028	4,942	4,860	4,842	0.18
Energizer Holdings Inc	(9)	L +	3.75%	8.59%	12/8/2028	4,704	4,679	4,567	0.17
First Advantage Holdings, LLC	(8)	L +	2.75%	7.59%	1/31/2027	6,000	5,896	5,977	0.23
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	8.91%	8/31/2028	3,960	3,839	3,584	0.13

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Garda World Security Corp.	(8)	SOFR +	4.25%	9.11%	10/30/2026	$3,000	$3,015	$2,976	0.11%
Garda World Security Corp.	(8)	SOFR +	4.25%	9.01%	2/1/2029	5,970	5,750	5,802	0.22
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.59%	7/11/2025	8,205	8,072	8,170	0.31
International SOS The Americas LP	(4)(9)	L +	3.75%	8.94%	9/7/2028	1,975	1,981	1,968	0.07
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.88%	12/15/2027	9,700	9,545	9,409	0.35
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.76%	12/15/2027	1,668	1,624	1,515	0.06
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.95%	12/18/2028	36,737	36,517	36,737	1.38
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.46%	12/10/2027	21,235	20,860	21,214	0.80
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.41%	10/19/2028	135,998	129,558	129,198	4.86
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	9.09%	12/15/2028	2,963	2,977	2,510	0.09
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.18%	6/23/2027	19,749	19,270	19,107	0.72
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.50%	6/23/2027	8,570	8,362	8,291	0.31
Recycle & Resource US, LLC	(9)	SOFR +	3.50%	8.66%	7/14/2028	2,962	2,975	2,740	0.10
Restaurant Technologies, Inc.	(9)	SOFR +	4.25%	8.83%	4/2/2029	19,800	19,375	19,609	0.74
Revspring, Inc.	(8)	L +	4.00%	9.33%	10/11/2025	2,961	2,964	2,871	0.11
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.00%	10.88%	1/16/2026	21,406	21,033	21,139	0.80
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.26%	1/15/2026	5,910	5,847	5,836	0.22
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.43%	11.25%	1/15/2026	5,370	5,314	5,303	0.20
							398,520	398,512	14.99
Communications Equipment
Commscope Inc	(8)	L +	3.25%	8.09%	4/6/2026	298	283	287	0.01
Construction & Engineering
Atlas Intermediate III, LLC	(4)(11)	L +	7.50%	12.45% (incl. 2.00% PIK)	2/25/2028	20,158	20,118	20,158	0.76
Atlas Intermediate III, LLC	(4)(7)(11)	L +	7.50%	12.28% (incl. 2.00% PIK)	2/25/2028	4,240	4,223	4,240	0.16
Brookfield WEC Holdings, Inc.	(9)	L +	2.75%	7.59%	8/1/2025	9,906	9,600	9,870	0.37
Pike Electric Corp.	(4)(8)	L +	3.00%	7.85%	1/21/2028	6,000	5,830	5,966	0.22
Pike Electric Corp.	(8)	SOFR +	3.50%	8.31%	1/21/2028	2,985	2,919	2,981	0.11
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	8.66%	12/16/2027	4,469	4,435	4,408	0.17
							47,125	47,623	1.79
Construction Materials
Quikrete Holdings, Inc.	(8)	L +	3.00%	7.84%	3/18/2029	3,945	3,835	3,905	0.15
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.56%	10/19/2027	5,167	4,999	5,122	0.19
							8,834	9,027	0.34
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.45%	9/29/2028	75,354	74,658	73,847	2.78
Berlin Packaging, LLC	(9)	L +	3.75%	8.91%	3/11/2028	8,897	8,710	8,783	0.33
Charter NEX US, Inc.	(10)	SOFR +	3.75%	8.67%	12/1/2027	6,451	6,223	6,382	0.24
Graham Packaging Co, Inc.	(10)	L +	3.00%	7.84%	8/4/2027	4,443	4,398	4,409	0.17
Novolex, Inc.	(9)	SOFR +	4.18%	9.08%	4/13/2029	5,940	5,715	5,815	0.22
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	8.65%	11/3/2025	2,970	2,978	2,912	0.11
Ring Container Technologies Group, LLC	(9)	L +	3.50%	8.34%	8/12/2028	2,970	2,868	2,958	0.11
TricorBraun Holdings, Inc.	(9)	L +	3.25%	8.09%	3/3/2028	7,281	7,015	7,126	0.27
Trident TPI Holdings, Inc.	(11)	L +	3.25%	8.09%	10/17/2024	2,997	2,997	2,980	0.11
Trident TPI Holdings, Inc.	(9)	L +	4.00%	9.16%	9/15/2028	5,937	5,743	5,754	0.22
							121,305	120,966	4.56
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.65%	12/10/2028	50,632	49,668	48,227	1.82
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	11.09%	10/17/2025	23,199	23,080	23,199	0.87
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.85%	12/29/2026	15,670	15,700	15,592	0.59
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.45%	11/2/2026	32,059	31,626	31,418	1.18
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.29%	6/23/2028	82,591	80,699	79,287	2.99
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.35%	11.12%	11/13/2024	452	446	438	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.39%	11/13/2024	31,068	30,711	30,136	1.13
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.48%	6/30/2025	39,568	39,473	37,985	1.43
							271,403	266,282	10.03
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.41%	12/11/2028	8,123	7,862	7,519	0.28
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	10.31%	7/20/2028	34,882	34,882	34,882	1.31
Colibri Group, LLC	(10)	SOFR +	5.00%	10.26%	3/12/2029	3,970	3,936	3,828	0.14
Dreambox Learning Holding LLC	(4)(5)(10)	L +	6.25%	10.00%	12/1/2027	34,200	33,656	32,148	1.21
EM Bidco Limited	(9)	SOFR +	4.25%	9.25%	7/6/2029	4,988	4,971	4,941	0.19
KUEHG Corp.	(11)	L +	3.75%	8.91%	2/21/2025	1,752	1,713	1,724	0.06
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.59%	12/15/2028	7,920	7,758	7,807	0.29

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services (continued)
Prime Security Service Borrower, LLC	(10)	L +	2.75%	7.52%	9/23/2026		$4,949	$4,826	$4,940	0.19%
Renaissance Learning, Inc.	(9)	SOFR +	4.50%	9.23%	3/30/2029		2,978	2,933	2,971	0.11
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.50%	3/2/2029		3,970	3,953	3,781	0.14
University Support Services, LLC	(9)	SOFR +	3.25%	8.16%	2/10/2029		9,094	8,898	8,974	0.34
Weld North Education, LLC	(9)	L +	3.75%	8.60%	12/21/2027		1,976	1,959	1,971	0.07
								117,347	115,486	4.33
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	L +	5.75%	10.59%	4/28/2028		59,148	58,621	58,261	2.19
Barbri Holdings, Inc.	(4)(7)(10)	L +	5.75%	10.46%	4/28/2028		831	817	818	0.03
Barbri Holdings, Inc.	(4)(10)	L +	5.75%	10.59%	4/30/2028		2,705	2,683	2,665	0.10
Citco Funding LLC	(4)(9)	SOFR +	3.50%	8.17%	4/27/2028		7,339	7,164	7,348	0.28
Corporation Service Company	(9)	SOFR +	3.25%	8.16%	11/2/2029		2,420	2,351	2,419	0.09
Mitchell International, Inc.	(9)	L +	3.75%	8.50%	10/15/2028	8,415		8,173	7,978	0.30
Polaris Newco, LLC	(9)	L +	4.00%	9.16%	6/2/2028		6,930	6,652	6,339	0.24
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	8.56%	2/24/2028		4,450	4,373	4,404	0.17
								90,834	90,232	3.40
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	8.90%	3/22/2029		5,940	5,852	5,827	0.22
Zayo Group Holdings, Inc.	(9)	SOFR +	4.25%	9.06%	3/9/2027		2,120	2,076	1,687	0.06
								7,928	7,514	0.28
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.25%	10.24%	3/26/2027		9,310	9,238	9,217	0.35
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.25%	10.24%	3/26/2027		1,990	1,954	1,952	0.07
								11,192	11,169	0.42
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	6/21/2028		6,678	6,516	6,371	0.24
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.88%	12/23/2026		825	819	755	0.03
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.13%	12/23/2026		13,942	13,783	12,756	0.48
Infinite Bidco, LLC	(9)	L +	3.25%	8.41%	3/2/2028		2,962	2,974	2,846	0.11
Ingram Micro, Inc.	(9)	L +	3.50%	8.66%	6/30/2028		2,962	2,974	2,947	0.11
								20,550	19,304	0.73
Energy Equipment & Services
Tetra Technologies, Inc.	(4)(11)	L +	6.25%	11.09%	9/10/2025		22,793	22,793	22,793	0.86
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.86%	11/10/2028		4,950	4,946	4,777	0.18
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.79%	8/29/2025		4,000	3,948	3,987	0.15
								8,894	8,764	0.33
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	8.68%	2/27/2026		7,915	7,626	7,191	0.27
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.65%	11/1/2028		137,843	134,168	132,959	5.01
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.67%	11/1/2028		2,653	2,573	2,524	0.10
CSHC Buyerco, LLC	(4)(7)(11)	L +	4.75%	9.75%	9/8/2026		9,755	9,611	9,564	0.36
Messer GMBH	(8)	SOFR +	2.50%	7.23%	3/2/2026		3,084	3,033	3,081	0.12
Mozart Borrower LP	(9)	L +	3.25%	8.09%	10/23/2028		8,910	8,709	8,699	0.33
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.55%	7/20/2029		3,711	3,490	3,488	0.13
Resonetics, LLC	(10)	L +	4.00%	9.10%	4/28/2028		2,962	2,953	2,850	0.11
Sunshine Luxembourg VII S.à r.l, LLC	(10)	L +	3.75%	8.91%	10/1/2026		9,887	9,633	9,807	0.37
								181,796	180,163	6.80
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(5)(10)	L +	5.75%	10.59% (incl. 1.25% PIK)	8/2/2028		136,542	135,138	134,494	5.06
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.43%	5/7/2027		32,949	32,539	32,439	1.22
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.75%	5/7/2027		1,727	1,703	1,696	0.06
ADMI Corp.	(9)	L +	3.75%	8.59%	12/23/2027		5,933	5,753	5,524	0.21
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	10.55%	2/25/2028		96,773	94,235	92,902	3.50
Canadian Hospital Specialties Ltd.	(4)(5)(11)	C +	4.50%	9.52%	4/14/2028	CAD	29,848	21,698	21,890	0.82
CCBlue Bidco, Inc.	(4)(10)	L +	3.50%	8.66% (incl. 2.75% PIK)	12/21/2028		19,968	19,649	18,520	0.70
CCBlue Bidco, Inc.	(4)(7)(10)	L +	3.50%	7.33% (incl. 2.75% PIK)	12/21/2028		1,004	973	903	0.03
CHG Healthcare Services, Inc.	(9)	L +	3.25%	8.09%	9/29/2028		595	540	591	0.02
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.30%	4/3/2028		28,998	28,738	27,983	1.05

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.50%	11.46%	4/3/2028	$1,198	$1,187	$1,156	0.04%
Electron Bidco, Inc.	(9)	L +	3.00%	7.84%	11/1/2028	6,930	6,757	6,841	0.26
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.78%	10/4/2024	29,050	29,037	28,905	1.09
Global Medical Response, Inc.	(11)	L +	4.25%	9.24%	10/2/2025	4,942	4,858	3,500	0.13
Heartland Dental, LLC	(4)(10)	SOFR +	5.00%	9.81%	4/30/2025	34,462	33,154	32,911	1.24
Heartland Dental, LLC	(8)	L +	4.00%	8.84%	4/30/2025	4,566	4,568	4,307	0.16
ICS US Holdings, Inc.	(4)(9)	SOFR +	5.25%	9.15%	6/8/2028	35,000	32,829	32,900	1.24
Jayhawk Buyer, LLC	(4)(11)	L +	5.00%	10.16%	10/15/2026	28,887	28,671	28,598	1.08
Jayhawk Buyer, LLC	(4)(11)	L +	5.00%	9.73%	10/15/2026	2,335	2,317	2,311	0.09
LifePoint Health, Inc.	(8)	L +	3.75%	8.58%	11/16/2025	7,000	6,995	6,685	0.25
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	8.41%	3/12/2028	2,962	2,966	2,788	0.10
National Mentor Holdings, Inc.	(10)	SOFR +	3.75%	8.75%	3/2/2028	3,012	2,598	2,318	0.09
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	10.61% (incl. 5.33% PIK)	7/16/2027	15,805	15,747	15,647	0.59
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	10.33%	7/16/2027	1,870	1,860	1,851	0.07
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	10.14%	2/23/2029	3,067	3,041	2,235	0.08
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	9.69%	2/28/2028	1,975	1,988	1,759	0.07
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.59%	3/31/2027	4,942	4,861	4,353	0.16
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	8.09%	12/29/2028	3,883	3,869	3,805	0.14
PetVet Care Centers, LLC	(10)	L +	3.50%	8.34%	2/14/2025	6,428	6,294	6,223	0.23
Phoenix Guarantor, Inc.	(8)	L +	3.25%	8.09%	3/5/2026	5,441	5,270	5,312	0.20
Phoenix Guarantor, Inc.	(8)	L +	3.50%	8.34%	3/5/2026	2,962	2,968	2,898	0.11
PSKW Intermediate, LLC	(4)(11)	L +	6.25%	11.10%	3/9/2026	36,659	36,659	36,659	1.38
Radnet, Inc.	(10)	L +	3.00%	7.84%	4/21/2028	4,259	4,260	4,234	0.16
Reverb Buyer, Inc.	(9)	SOFR +	3.25%	8.24%	11/1/2028	3,963	3,931	3,862	0.15
Smile Doctors, LLC	(4)(10)	SOFR +	5.75%	10.75%	12/23/2028	144,451	141,844	141,562	5.33
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.39%	11.39%	12/23/2027	4,207	4,131	4,112	0.15
Stepping Stones Healthcare Services, LLC	(4)(10)	L +	5.75%	10.91%	1/2/2029	12,561	12,353	12,184	0.46
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	10.91%	1/2/2029	2,093	2,045	2,015	0.08
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	P +	4.75%	12.75%	12/30/2026	1,161	1,133	1,107	0.04
Surgery Centers Holdings, Inc.	(10)	L +	3.75%	8.46%	8/31/2026	4,958	4,838	4,935	0.19
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	8.91%	10/1/2028	2,962	2,976	2,862	0.11
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	6.00%	10.91%	11/18/2027	20,100	19,860	19,145	0.72
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	L +	6.00%	11.16%	11/18/2027	7,968	7,835	7,498	0.28
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.91%	6/22/2028	6,345	6,224	4,700	0.18
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.77%	6/22/2026	739	728	548	0.02
							791,618	779,668	29.34

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.35%	12/16/2027	$9,745	$9,637	$9,745	0.37%
Edifecs, Inc.	(4)(11)	L +	7.50%	12.35%	9/21/2026	17,853	18,252	18,032	0.68
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	11.05%	10/29/2028	44,703	44,083	44,032	1.66
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.84%	10/1/2027	3,922	3,888	3,881	0.15
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.75%	10.37%	3/10/2028	49,750	48,383	48,258	1.82
Waystar Technologies, Inc.	(8)	L +	4.00%	8.84%	10/22/2026	6,931	6,744	6,919	0.26
							130,987	130,867	4.94
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	8.34%	8/17/2028	6,930	6,733	6,921	0.26
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.81%	1/27/2029	6,930	6,655	6,839	0.26
GVC Finance LLC	(9)	SOFR +	3.50%	8.18%	10/31/2029	912	901	915	0.03
GVC Holdings Gibraltar, Ltd.	(9)	SOFR +	2.50%	7.44%	3/29/2027	2,970	2,914	2,968	0.11
IRB Holding Corp.	(10)	SOFR +	3.00%	7.91%	12/15/2027	7,367	7,202	7,256	0.27
Scientific Games Holdings LP	(9)	SOFR +	3.50%	8.10%	4/4/2029	1,990	1,895	1,966	0.07
Tacala Investment Corp.	(10)	L +	3.50%	8.34%	2/5/2027	7,922	7,778	7,796	0.29
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	7.96%	10/2/2028	3,351	3,268	3,207	0.12
Whatabrands, LLC	(9)	L +	3.25%	8.09%	8/3/2028	8,753	8,480	8,674	0.33
							45,826	46,542	1.74
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	8.48%	7/31/2028	8,979	8,685	8,693	0.33
Hunter Douglas, Inc.	(9)	SOFR +	3.50%	8.37%	2/26/2029	3,143	3,129	2,837	0.11
							11,814	11,530	0.44
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	L +	3.50%	8.23%	5/19/2028	3,960	3,826	3,913	0.15
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.91%	3/31/2028	8,902	8,681	8,631	0.32
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.22%	4/5/2029	1,743	1,680	1,668	0.06
Vertical US Newco, Inc.	(9)	L +	3.50%	8.60%	7/30/2027	4,060	4,029	3,966	0.15
Victory Buyer, LLC	(9)	L +	3.75%	8.53%	11/19/2028	9,927	9,376	8,544	0.32
							27,592	26,722	1.00
Insurance
Acrisure LLC	(11)	SOFR +	5.75%	10.45%	2/15/2027	27,393	26,142	27,256	1.03
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.91%	10/2/2028	46,715	45,852	45,547	1.71
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.28%	11/6/2027	2,962	2,973	2,936	0.11
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.31%	2/12/2027	6,182	6,082	6,128	0.23
AssuredPartners, Inc.	(9)	SOFR +	4.25%	8.87%	2/12/2027	16,583	16,041	16,563	0.62
Baldwin Risk Partners, LLC	(9)	L +	3.50%	8.21%	10/14/2027	6,920	6,833	6,770	0.25
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.84%	1/27/2027	7,911	7,697	7,764	0.29
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	11.00%	10/29/2028	76,606	75,898	73,542	2.77
Galway Borrower, LLC	(4)(5)(10)	L +	5.25%	10.41%	9/29/2028	44,687	43,655	43,793	1.65
High Street Buyer, Inc.	(4)(5)(10)	SOFR +	6.00%	11.05%	4/14/2028	6,767	6,720	6,716	0.25
Howden Group Holdings Limited	(10)	L +	3.25%	8.13%	11/12/2027	4,451	4,453	4,410	0.17
HUB International Limited	(10)	L +	3.25%	8.06%	4/25/2025	2,962	2,975	2,959	0.11
HUB International Limited	(8)	L +	3.00%	7.82%	4/25/2025	2,424	2,314	2,420	0.09
NFP Corp.	(8)	L +	3.25%	8.09%	2/15/2027	9,243	8,990	9,037	0.34
PGIS Intermediate Holdings, LLC	(4)(5)(10)	L +	5.50%	10.66%	10/16/2028	63,679	61,766	61,610	2.32
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	10.55%	10/30/2026	45,778	44,890	44,176	1.66
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.84%	1/27/2027	77,653	77,591	77,653	2.92
USI, Inc.	(9)	SOFR +	3.75%	8.65%	11/22/2029	6,857	6,792	6,846	0.26
							447,664	446,126	16.78
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.16%	12/6/2027	2,962	2,966	2,798	0.11
Cengage Learning, Inc.	(11)	L +	4.75%	9.88%	7/14/2026	1,481	1,491	1,378	0.05
MH Sub I, LLC	(8)	L +	3.75%	8.59%	9/13/2024	4,954	4,829	4,881	0.18
MH Sub I, LLC	(11)	L +	3.75%	8.59%	9/13/2024	2,962	2,974	2,919	0.11
Project Boost Purchaser, LLC	(8)	L +	3.50%	8.34%	6/1/2026	6,926	6,761	6,841	0.26
Red Planet Borrower, LLC	(9)	L +	3.75%	8.59%	10/2/2028	3,948	3,929	2,797	0.11
SurveyMonkey, Inc.	(8)	SOFR +	3.75%	8.67%	10/10/2025	566	565	564	0.02
William Morris Endeavor Entertainment, LLC	(8)	L +	2.75%	7.60%	5/18/2025	1,973	1,889	1,960	0.07
							25,404	24,138	0.91
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(7)(11)	SOFR +	6.00%	10.97%	12/29/2026	42,346	42,108	41,923	1.58
Prodege International Holdings, LLC	(4)(10)	L +	5.75%	10.62%	12/15/2027	21,105	20,806	20,367	0.77
							62,914	62,290	2.35
IT Services
AI Altius Bidco, Inc.	(4)(5)(10)	L +	5.50%	10.65%	12/21/2028	38,554	37,840	37,783	1.42
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	10,139	9,831	9,950	0.37

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services (continued)
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.22%	2/10/2028		$4,447	$4,357	$4,169	0.16%
Park Place Technologies, LLC	(11)	SOFR +	5.00%	9.91%	11/10/2027	26,483		25,532	25,475	0.96
Razor Holdco, LLC	(4)(10)	L +	5.75%	10.59%	10/25/2027		25,675	25,268	25,290	0.95
Turing Midco, LLC	(9)	L +	2.50%	7.34%	3/24/2028		2,072	2,045	2,068	0.08
Virtusa Corp.	(10)	L +	3.75%	8.66%	2/11/2028		1,985	1,931	1,965	0.07
Virtusa Corp.	(10)	SOFR +	3.75%	8.66%	2/15/2029		3,960	3,926	3,923	0.15
								110,730	110,623	4.16
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	8.41%	11/12/2026		6,420	6,150	6,336	0.24
Recess Holdings, Inc.	(11)	L +	3.75%	8.58%	9/30/2024		2,172	2,170	2,172	0.08
								8,320	8,508	0.32
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.41%	12/4/2026		5,945	5,870	5,891	0.22
Curia Global, Inc.	(10)	SOFR +	3.75%	8.53%	8/30/2026		10,157	9,882	8,706	0.33
								15,752	14,597	0.55
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	8.84%	8/31/2028		5,979	5,865	5,959	0.22
Media
Clear Channel Outdoor Holdings, Inc.	(8)	L +	3.50%	8.33%	8/21/2026		1,974	1,950	1,844	0.07
Radiate Holdco, LLC	(10)	L +	3.25%	8.09%	9/25/2026		3,950	3,956	3,248	0.12
Univision Communications, Inc.	(11)	L +	2.75%	7.59%	3/15/2024		381	381	381	0.01
Univision Communications, Inc.	(10)	L +	3.25%	8.09%	3/15/2026		3,950	3,947	3,936	0.15
UPC Financing Partnership	(8)	L +	2.93%	7.61%	1/31/2029		5,500	5,408	5,403	0.20
Virgin Media Bristol, LLC	(8)	L +	3.25%	7.93%	1/31/2029		3,500	3,462	3,471	0.13
								19,104	18,283	0.68
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	8.83%	3/16/2027		3,945	3,907	3,858	0.15
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	L +	3.50%	8.23%	6/5/2028		7,904	7,858	7,856	0.30
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	11.01%	8/15/2028		25,906	25,558	25,712	0.97
Freeport LNG Investments, LLLP	(9)	L +	3.50%	8.31%	12/21/2028		4,919	4,886	4,777	0.18
KKR Alberta Midstrean Fince, Inc.	(4)(10)	SOFR +	6.25%	11.01%	8/15/2028		14,094	13,904	13,988	0.53
								52,206	52,333	1.98
Paper & Forest Products
Profile Products, LLC	(4)(10)	L +	5.50%	10.41%	11/12/2027		75,878	74,454	74,171	2.79
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(4)(10)	L +	6.00%	10.84%	11/19/2027		51,418	49,351	50,390	1.90
Jazz Pharmaceuticals, Inc.	(9)	L +	4.75%	9.54%	5/5/2028		3,561	3,562	3,551	0.13
								52,913	53,941	2.03
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	10.16%	3/1/2028		18,619	18,544	18,619	0.70
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.38%	8/2/2028		7,920	7,650	7,712	0.29
Armor Holdco, Inc.	(9)	SOFR +	4.50%	9.54%	12/11/2028		4,194	4,120	4,189	0.16
BPPH2 Ltd	(4)(8)	S +	6.75%	10.55%	2/21/2030	GBP	26,000	30,630	31,585	1.19
Camelot US Acquisition, LLC	(11)	L +	3.00%	7.84%	10/30/2026		3,371	3,307	3,368	0.13
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.56%	12/29/2028		4,938	4,935	4,928	0.19
CFGI Holdings, LLC	(4)(10)	SOFR +	5.25%	10.16%	11/2/2027		121,137	121,137	121,137	4.56
Cumming Group, Inc.	(4)(7)(11)	L +	6.00%	10.81%	5/26/2027		15,620	15,604	15,095	0.57
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.65%	4/9/2027		9,891	9,704	9,602	0.36
Galaxy US Opco, Inc.	(9)	SOFR +	4.75%	9.56%	4/29/2029		4,975	4,867	4,422	0.17
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	10.91%	9/22/2028		136,015	135,387	135,335	5.10
Kwor Acquisition, Inc.	(4)(10)	L +	5.25%	10.09%	12/22/2028		91,973	88,990	88,754	3.34
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.40%	5/23/2025		4,954	4,916	4,897	0.18
Sherlock Buyer Corp.	(4)(10)	L +	5.75%	10.65%	12/8/2028		27,735	27,371	26,764	1.01
The Dun & Bradstreet Corporation	(8)	L +	3.25%	8.10%	2/6/2026		7,992	7,759	7,990	0.30
Trans Union, LLC	(9)	L +	2.25%	7.09%	12/1/2028		2,309	2,319	2,296	0.09
Trinity Air Consultants Holdings Corp.	(4)(10)	L +	5.25%	10.18%	6/29/2027		118,000	116,934	116,820	4.40
VT Topco, Inc.	(7)(10)	L +	3.75%	8.59%	8/1/2025		6,147	6,108	6,073	0.23
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.03%	11/8/2028		29,266	28,775	28,535	1.07
								639,057	638,121	24.04
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.16%	2/16/2028		18,138	18,284	18,138	0.68
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(11)	L +	5.25%	9.88%	7/1/2028		80,921	79,990	77,279	2.91
Software
2U, Inc.	(10)	SOFR +	6.50%	11.32%	12/28/2026		45,116	42,946	43,537	1.64

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Apex Group Treasury, LLC	(9)	L +	3.75%	8.56%	7/27/2028	$1,089	$1,074	$1,066	0.04%
Apex Group Treasury, LLC	(4)(9)	SOFR +	5.00%	9.66%	7/27/2028	61,845	57,994	60,849	2.29
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.59%	10/2/2025	7,709	7,540	7,625	0.29
Brown Group Holdings, LLC	(9)	SOFR +	2.50%	7.18%	6/7/2028	5,935	5,690	5,892	0.22
Cloudera, Inc.	(9)	SOFR +	3.75%	8.66%	10/8/2028	8,181	7,910	7,833	0.29
Community Brands ParentCo, LLC	(4)(5)(10)	SOFR +	5.75%	10.66%	2/24/2028	75,749	74,361	74,234	2.80
Confine Visual Bidco	(4)(7)(10)	SOFR +	5.75%	10.55%	2/23/2029	31,852	30,982	29,451	1.11
ConnectWise, LLC	(9)	L +	3.50%	8.34%	9/29/2028	4,444	4,450	4,305	0.16
Delta Topco, Inc.	(10)	SOFR +	3.75%	8.66%	12/1/2027	3,960	3,931	3,681	0.14
ECI Macola Max Holding, LLC	(10)	L +	3.75%	8.91%	11/9/2027	6,929	6,712	6,785	0.26
EP Purchaser, LLC	(9)	L +	3.50%	8.66%	11/6/2028	3,465	3,458	3,452	0.13
Epicor Software Corp.	(10)	L +	3.25%	8.09%	7/30/2027	9,886	9,643	9,729	0.37
Flexera Software, LLC	(10)	L +	3.75%	8.59%	3/3/2028	5,574	5,464	5,505	0.21
GI Consilio Parent, LLC	(9)	L +	4.00%	8.84%	5/12/2028	7,135	6,994	6,684	0.25
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.41%	12/1/2028	23,364	22,891	22,685	0.85
GraphPAD Software, LLC	(4)(11)	L +	5.50%	10.23%	4/27/2027	15,518	15,378	15,207	0.57
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.84%	12/1/2027	4,443	4,445	4,387	0.17
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.78%	11/19/2026	3,952	3,924	3,536	0.13
Hyland Software, Inc.	(10)	L +	3.50%	8.34%	7/1/2024	3,951	3,934	3,915	0.15
Idera, Inc.	(10)	L +	3.75%	8.51%	3/2/2028	2,962	2,971	2,834	0.11
Informatica, LLC	(8)	L +	2.75%	7.63%	10/27/2028	1,584	1,567	1,575	0.06
ION Trading Finance Ltd.	(8)	L +	4.75%	9.91%	4/3/2028	7,783	7,464	7,360	0.28
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.50%	2/8/2026	14,945	14,840	14,721	0.55
Medallia, Inc.	(4)(10)	L +	6.50%	11.34% (incl. 5.57% PIK)	10/29/2028	47,109	46,395	46,167	1.74
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	9.53%	5/2/2029	4,988	4,966	4,713	0.18
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.33%	5/18/2028	15,000	14,250	14,363	0.54
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.79%	5/18/2028	27,500	26,265	26,813	1.01
Monk Holding Co.	(4)(10)(18)	L +	5.70%	10.66%	12/1/2027	109,719	107,549	107,799	4.06
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.88%	11/24/2028	682	598	573	0.02
MRI Software, LLC	(5)(11)	L +	5.50%	10.66%	2/10/2026	10,151	9,887	9,746	0.37
Nintex Topco Limited	(4)(10)	L +	6.00%	10.73%	11/13/2028	32,786	32,213	30,655	1.15
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	6.91%	9/12/2029	3,719	3,701	3,687	0.14
Perforce Software, Inc.	(8)	L +	3.75%	8.59%	7/1/2026	1,339	1,335	1,249	0.05
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.85%	4/26/2024	2,970	2,966	2,956	0.11
Proofpoint, Inc.	(5)(9)	L +	3.25%	8.09%	8/31/2028	8,873	8,553	8,693	0.33
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	9.08%	2/1/2029	3,980	3,947	3,269	0.12
RealPage, Inc.	(9)	L +	3.00%	7.84%	4/24/2028	7,912	7,704	7,693	0.29
Relativity ODA, LLC	(4)(7)(11)	L +	6.50%	12.35% (incl. 12.35% PIK)	5/12/2027	53,828	53,132	53,013	2.00
Rocket Software, Inc.	(8)	L +	4.25%	9.09%	11/28/2025	1,488	1,436	1,464	0.06
Rocket Software, Inc.	(9)	L +	4.25%	9.09%	11/28/2025	5,420	5,285	5,333	0.20
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	8.91%	8/14/2026	4,946	4,902	4,879	0.18
SolarWinds Holdings Inc.	(8)	SOFR +	4.00%	8.81%	2/5/2027	2,930	2,930	2,925	0.11
Sophia, LP	(9)	L +	3.50%	8.66%	10/7/2027	9,899	9,556	9,801	0.37
Sovos Compliance, LLC	(9)	L +	4.50%	9.34%	8/11/2028	3,955	3,954	3,755	0.14
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	7.16%	3/22/2029	4,254	4,162	4,227	0.16
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.59%	10/5/2028	59,400	58,424	57,915	2.18
Surf Holdings, LLC	(8)	L +	3.50%	8.51%	3/5/2027	4,947	4,882	4,910	0.18
Symphony Technology Group	(5)(10)	L +	4.75%	9.58%	7/27/2028	1,980	1,984	1,640	0.06
Symphony Technology Group	(5)(9)	SOFR +	3.75%	8.52%	3/1/2029	5,955	5,850	5,617	0.21
The Ultimate Software Group, Inc.	(9)	L +	3.25%	8.03%	5/4/2026	9,151	8,924	8,932	0.34
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.44%	5/5/2028	59,905	59,376	58,707	2.21
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.25%	9.58%	5/5/2028	821	787	779	0.03
Vision Solutions, Inc.	(5)(10)	L +	4.00%	8.82%	4/24/2028	6,004	5,950	5,358	0.20
VS Buyer, LLC	(8)	SOFR +	3.00%	7.70%	2/28/2027	3,050	3,011	3,025	0.11
							851,437	847,504	31.92
Specialty Retail
CustomInk, LLC	(4)(11)(18)	L +	6.18%	11.14%	5/3/2026	36,866	36,534	36,866	1.39
EG Dutch Finco BV	(8)	L +	4.00%	8.84%	2/7/2025	5,943	5,767	5,703	0.21
							42,301	42,569	1.60
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.66%	2/28/2026	29,237	29,133	29,018	1.09

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Trading Companies & Distributors
Core and Main, LP	(8)	SOFR +	2.50%	7.40%	7/27/2028	$3,973	$3,895	$3,953	0.15%
Foundation Building Materials, Inc.	(9)	L +	3.25%	8.08%	1/31/2028	6,922	6,694	6,744	0.25
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.66%	12/22/2028	5,937	5,889	5,624	0.21
LBM Acquisition, LLC	(10)	L +	3.75%	8.59%	12/17/2027	3,950	3,948	3,733	0.14
Park River Holdings, Inc.	(10)	L +	3.25%	8.00%	12/28/2027	3,395	3,345	3,135	0.12
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.91%	4/1/2027	8,764	8,585	8,614	0.32
Specialty Building Products Holdings, LLC	(9)	L +	3.25%	8.10%	10/15/2028	1,980	1,990	1,865	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.25%	8.16%	6/2/2028	1,967	1,945	1,902	0.07
SRS Distribution, Inc.	(9)	L +	3.50%	8.34%	6/2/2028	7,925	7,741	7,673	0.29
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.58%	10/17/2025	46,816	44,785	42,210	1.59
							88,817	85,453	3.21
Transportation Infrastructure
First Student Bidco, Inc.	(9)	L +	3.00%	8.14%	7/21/2028	21	21	21	0.00
Froneri International PLC	(8)	L +	2.25%	7.41%	1/29/2027	4,895	4,772	4,837	0.18
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.43%	4/30/2027	1,172	1,148	1,123	0.04
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.68%	5/3/2027	12,076	11,726	11,562	0.44
Roadsafe Holdings, Inc.	(4)(11)	L +	5.75%	10.87%	10/19/2027	11,917	11,823	11,739	0.44
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.00%	10/19/2027	6,866	6,785	6,763	0.25
							36,275	36,045	1.35
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.90%	12/17/2027	6,728	6,577	6,652	0.25
Total First Lien Debt							5,459,107	5,408,037	203.57

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	10.66%	12/10/2029		$5,301	$4,748	$4,607	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,222	8,025	0.30
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.58%	10/15/2027		24,712	24,539	24,527	0.92
								32,761	32,552	1.22
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.78%	11/1/2029		66,704	65,494	57,199	2.15
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	11.33%	8/31/2029		37,847	37,058	30,656	1.15
Phoenix Newco, Inc.	(4)(9)	L +	6.50%	11.34%	11/15/2029		37,847	37,056	37,374	1.41
								74,114	68,030	2.56
Software
Apex Group Treasury, LLC	(4)(9)	L +	6.75%	11.91%	7/27/2029		11,469	11,522	11,239	0.42
Apex Group Treasury, LLC	(4)(9)	L +	6.75%	11.67%	7/27/2029		26,378	26,500	25,851	0.97
Proofpoint, Inc.	(5)(9)	L +	6.25%	11.09%	8/31/2029		37,847	36,948	35,986	1.35
Vision Solutions, Inc.	(5)(10)	L +	7.25%	12.07%	4/23/2029		36,721	31,698	29,396	1.11
								106,668	102,472	3.85
Total Second Lien Debt								283,785	264,860	9.95
Bonds
Software
Tangerine Bidco SPA	(4)(8)	E +	6.50%	9.52%	12/30/2029	EUR	66,000	67,934	69,555	2.62
TeamSystem SpA	(4)(8)	E +	6.25%	8.54%	2/15/2028	EUR	35,000	33,400	37,289	1.40
								101,334	106,844	4.02
Total Bonds								101,334	106,844	4.02
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)						2,547,048	4,305	6,520	0.25
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)						194	208	180	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)						1,230,769	2,215	2,597	0.10
								2,423	2,777	0.11
Distributors
Box Co-Invest Blocker, LLC	(4)						780,000	780	585	0.02
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%			974,662	1,133	1,178	0.04
Deneb Ultimate Topco, LLC - Class A Units	(4)						728	728	563	0.02
								1,861	1,741	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)						797	210	226	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)						429	113	122	0.00
								323	348	0.01
Software
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%			5,773	5,700	6,248	0.24
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)						3,936	376	292	0.01
Total Equity								15,768	18,511	0.70
Total Investments - non-controlled/non-affiliated								5,859,994	5,798,252	218.24
Investments - non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)						502,415	1,828	3,578	0.13
Total Equity								1,828	3,578	0.13
Total Investments - non-controlled/affiliated								1,828	3,578	0.13
Investments - controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)						3,000,000	3,542	3,968	0.15
Total Equity								3,542	3,968	0.15
Total Investments - controlled/affiliated								3,542	3,968	0.15

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Total Investment Portfolio						5,865,364	5,805,798	218.52
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						$13,190	$13,190	0.50%
Other Cash and Cash Equivalents						138,416	138,416	5.21
Total Portfolio Investments, Cash and Cash Equivalents						$6,016,970	$5,957,404	224.23%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate ("STIBOR" or "ST"), Copenhagen Interbank Offered Rate ("CIBOR" or "CI"), Norwegian Interbank Offered Rate ("NIBOR" or "N"), Swiss Average Rate Overnight (“SARON” or “SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)Reserved
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$781	$(16)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	489	—
Atlas Intermediate III, LLC	Delayed Draw Term Loan	2/25/2028	4	—
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	1,363	—
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	2,832	—
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	6,094	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	6,259	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	1,170	—
Cumming Group, Inc.	Revolver	5/26/2027	1,891	(57)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	25	—
Donuts, Inc.	Delayed Draw Term Loan	5/14/2027	5,874	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/30/2027	13,100	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	8,018	(160)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	3,414	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,241	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	2,094	—
Latham Pool Products, Inc.	Delayed Draw Term Loan	2/18/2029	4,050	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	7,311	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	3,053	—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	79	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	2,115	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	3,721	(62)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2027	1,442	—
Relativity ODA, LLC	Revolver	5/12/2027	538	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	5,185	(8)
Smile Doctors, LLC	Revolver	12/23/2027	531	(52)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	1,523	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	651	—
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	9	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	3	(91)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	2	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	1,154	—
Total First Lien Debt			$110,587	$(556)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2023 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2023 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2023 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2023 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of March 31, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2022:

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027	$2,977	$2,882	$2,919	0.11%
Atlas CC Acquisition Corp.	(10)	L +	4.25%	8.98%	5/25/2028	9,921	9,545	8,401	0.30
Loar Group, Inc.	(4)(11)	L +	7.25%	11.63%	9/29/2023	28,049	28,049	28,049	1.01
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028	5,472	5,382	5,353	0.19
TransDigm Inc	(12)	SOFR +	6.15%	10.47%	2/22/2027	312	306	312	0.01
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028	2,978	2,990	2,930	0.11
							49,154	47,964	1.73
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	9.13%	6/11/2027	24,489	24,287	24,244	0.88
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	12/9/2026	38,931	38,931	38,931	1.41
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028	21,686	21,267	21,417	0.77
SEKO Global Logistics Network, LLC	(4)(5)(11)	L +	4.75%	9.07%	12/30/2026	35,328	35,160	35,151	1.27
							119,645	119,743	4.33
Airlines
Air Canada	(10)	L +	3.50%	8.13%	8/11/2028	3,980	3,946	3,946	0.14
American Airlines, Inc.	(8)	L +	4.00%	8.17%	4/20/2028	3,815	3,938	3,805	0.14
KKR Apple Bidco, LLC	(11)	L +	2.75%	7.13%	9/23/2028	5,955	5,786	5,883	0.21
United Airlines, Inc.	(10)	L +	3.75%	8.11%	4/21/2028	3,980	3,955	3,941	0.14
							17,625	17,575	0.63
Auto Components
Clarios Global LP	(8)	L +	3.25%	7.63%	4/30/2026	3,006	2,864	2,955	0.11
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028	5,945	5,808	5,550	0.20
Building Products
Cornerstone Building Brands, Inc.	(9)	L +	3.25%	7.57%	4/12/2028	1,485	1,459	1,339	0.05
CP Atlas Buyer, Inc.	(9)	L +	3.50%	7.88%	11/23/2027	3,961	3,970	3,484	0.13
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	4.75%	8.88%	4/30/2027	20,448	20,359	19,224	0.70
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027	19,685	19,605	19,685	0.71
Griffon Corporation	(9)	SOFR +	2.50%	7.01%	1/24/2029	2,470	2,405	2,432	0.09
iHeartCommunications, Inc.	(11)	L +	3.00%	7.38%	5/1/2026	5,000	4,789	4,598	0.17
Kodiak BP, LLC	(10)	L +	3.25%	7.98%	3/12/2028	4,950	4,895	4,659	0.17
Latham Pool Products, Inc.	(7)(11)	SOFR +	3.75%	8.22%	2/23/2029	29,775	28,848	27,269	0.99
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.47%	4/7/2025	27,705	27,705	27,428	0.99
New Arclin US Holding Corp.	(7)(9)	L +	3.75%	8.13%	10/2/2028	1,370	1,377	1,186	0.04
Tamko Building Product, LLC	(8)	L +	3.00%	7.73%	6/1/2026	2,977	2,885	2,891	0.10
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029	4,950	4,893	4,678	0.17
Windows Acquisition Holdings, Inc.	(4)(5)(11)	L +	6.50%	11.23%	12/29/2026	10,668	10,668	10,668	0.39
							133,858	129,541	4.70
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026	9,073	8,781	8,893	0.32
AllSpring Buyer, LLC	(9)	L +	3.00%	7.75%	11/1/2028	1,985	1,994	1,962	0.07
Resolute Investment Managers, Inc.	(11)	L +	4.25%	8.98%	4/30/2024	2,447	2,451	1,994	0.07
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.75%	10.23%	12/22/2027	96,200	94,928	95,238	3.45
Superannuation And Investments US, LLC	(9)	L +	3.75%	8.13%	12/1/2028	1,980	1,991	1,953	0.07
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028	8,691	8,400	8,133	0.29
							118,545	118,173	4.27

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	8.72%	9/30/2026	$2,970	$2,973	$2,806	0.10%
Dominion Colour Corporation	(4)(11)(14)	L +	8.25%	11.19%	4/6/2024	10,970	10,918	5,567	0.20
Starfruit Finco BV	(10)	L +	2.75%	10.13%	10/1/2025	1,980	1,902	1,957	0.07
							15,793	10,330	0.37
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	5,791	5,753	5,685	0.21
Acrisure LLC	(8)	SOFR +	5.75%	9.92%	2/15/2027	27,462	26,103	27,313	0.99
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	8,920	8,687	8,492	0.31
Anticimex, Inc.	(4)(9)	L +	4.00%	8.73%	11/16/2028	2,978	3,002	2,896	0.10
Anticimex, Inc.	(4)(9)	L +	3.50%	5.25%	11/16/2028	24,938	23,695	24,127	0.87
Anticimex, Inc.	(9)	L +	3.50%	8.23%	11/16/2028	4,966	4,764	4,805	0.17
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.37%	5/7/2028	19,619	19,619	19,619	0.71
Belfor Holdings, Inc.	(8)	L +	4.00%	8.38%	4/6/2026	3,969	3,952	3,949	0.14
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	7,950	7,838	7,622	0.28
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	4,955	4,869	4,779	0.17
Energizer Holdings Inc	(9)	L +	3.75%	8.13%	12/8/2028	4,716	4,689	4,523	0.16
eResearchTechnology, Inc.	(11)	L +	4.50%	8.88%	2/4/2027	1,905	1,871	1,686	0.06
First Advantage Holdings, LLC	(11)	L +	2.75%	7.13%	1/31/2027	6,000	5,892	5,903	0.21
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	8.59%	8/31/2028	3,980	3,858	3,582	0.13
Garda World Security Corp.	(8)	L +	4.25%	8.93%	10/30/2026	3,000	3,016	2,927	0.11
Garda World Security Corp.	(8)	SOFR +	4.25%	8.53%	2/1/2029	5,985	5,755	5,776	0.21
Genuine Financial Holdings, LLC	(8)	L +	3.75%	7.82%	7/11/2025	8,230	8,088	7,944	0.29
International SOS The Americas LP	(8)	L +	4.50%	8.88%	9/7/2028	1,980	1,986	1,965	0.07
Java Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.52%	12/15/2027	11,397	11,187	10,977	0.40
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	36,830	36,599	36,830	1.33
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.04%	12/10/2027	20,589	20,194	20,399	0.74
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	9.54%	10/19/2028	136,343	129,600	128,503	4.65
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	8.63%	12/15/2028	2,970	2,986	2,488	0.09
Polyphase Elevator Holding Co.	(4)(11)	L +	4.00%	9.17%	6/23/2027	19,799	19,291	19,106	0.69
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.18%	6/3/2027	8,613	8,392	8,333	0.30
Recycle & Resource US, LLC	(9)	L +	3.50%	8.23%	7/14/2028	2,977	2,990	2,714	0.10
Restaurant Technologies, Inc.	(11)	SOFR +	4.25%	8.83%	4/2/2029	19,854	19,410	19,542	0.71
Revspring, Inc.	(8)	L +	4.00%	8.73%	10/11/2025	2,969	2,972	2,873	0.10
The Action Environmental Group, Inc.	(4)(12)	L +	6.00%	10.66%	1/16/2026	2,062	2,022	2,036	0.07
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.00%	10.66%	1/16/2026	19,400	19,032	19,158	0.69
The Action Environmental Group, Inc.	(4)(12)	L +	3.91%	9.91%	1/15/2026	5,925	5,856	5,850	0.21
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	10.47%	1/15/2026	5,387	5,325	5,319	0.19
							429,293	427,721	15.46
Communications Equipment
Commscope Inc	(10)	L +	4.25%	8.98%	4/6/2026	299	283	282	0.01
Construction & Engineering
Atlas Intermediate III, LLC	(4)(10)	L +	7.50%	11.59%	2/25/2028	24,317	24,256	24,074	0.87
Brookfield WEC Holdings, Inc.	(10)	L +	3.75%	8.07%	8/1/2025	9,919	9,580	9,795	0.35
Pike Electric Corp.	(10)	L +	5.00%	7.39%	1/21/2028	6,000	5,827	5,927	0.21
Pike Electric Corp.	(10)	L +	3.50%	7.82%	1/21/2028	2,993	2,923	2,971	0.11
Refficiency Holdings, LLC	(7)(10)	L +	3.75%	7.82%	12/16/2027	4,472	4,425	4,245	0.15
							47,011	47,012	1.69

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction Materials
Quikrete Holdings, Inc.	(11)	L +	3.00%	7.38%	6/11/2028	$5,955	$5,786	$5,916	0.21%
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	5,180	5,004	5,018	0.18
							10,790	10,934	0.39
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.25%	10.67%	10/2/2028	75,545	74,815	74,789	2.71
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	8,920	8,722	8,603	0.31
Bway Holding Corporation	(11)	L +	6.25%	10.63%	4/3/2024	1,979	1,962	1,936	0.07
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	6,467	6,227	6,294	0.23
Graham Packaging Co, Inc.	(10)	L +	3.00%	7.38%	8/4/2027	4,455	4,407	4,385	0.16
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	8,955	8,647	8,551	0.31
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.87%	11/3/2025	2,977	2,986	2,859	0.10
Ring Container Technologies Group, LLC	(9)	L +	3.50%	7.88%	8/12/2028	2,977	2,871	2,944	0.11
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	7,300	7,019	6,982	0.25
Trident TPI Holdings, Inc.	(8)	L +	3.25%	7.98%	9/15/2028	3,005	3,005	2,975	0.11
Trident TPI Holdings, Inc.	(9)	L +	4.00%	7.67%	9/15/2028	5,951	5,720	5,729	0.21
							126,381	126,047	4.57
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.24%	12/10/2028	50,760	49,752	49,110	1.78
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	10.63%	10/17/2025	23,299	23,168	23,299	0.84
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2026	15,710	15,742	15,632	0.57
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/2/2026	32,141	31,677	31,498	1.14
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	10.98%	6/23/2028	82,800	80,814	79,488	2.88
Tailwind Colony Holding Corporation	(4)(11)	L +	6.25%	10.98%	11/13/2024	31,575	31,156	31,101	1.13
Unified Door & Hardware Group, LLC	(4)(11)	L +	5.75%	10.32%	12/18/2027	39,559	39,457	38,867	1.41
							271,766	268,995	9.75
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	8,143	7,870	7,720	0.28
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	9.74%	7/20/2028	34,970	34,970	34,970	1.27
Colibri Group, LLC	(10)	SOFR +	5.00%	8.74%	3/12/2029	3,970	3,935	3,716	0.13
Dreambox Learning Holding, LLC	(4)(5)(10)	L +	6.25%	9.44%	12/1/2027	34,200	33,627	32,148	1.16
EM Bidco Limited	(9)	SOFR +	4.25%	8.93%	7/6/2029	5,000	4,983	4,898	0.18
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	6,938	6,795	6,680	0.24
Learning Care Group	(11)	L +	3.25%	7.64%	3/13/2025	7,931	7,701	7,399	0.27
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	7,940	7,773	7,654	0.28
Prime Security Service Borrower, LLC	(9)	L +	3.75%	8.13%	9/23/2026	4,962	4,830	4,925	0.18
Renaissance Learning, Inc.	(11)	SOFR +	4.50%	8.72%	3/30/2029	3,980	3,919	3,837	0.14
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.18%	3/2/2029	3,980	3,962	3,771	0.14
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	9,117	8,909	8,889	0.32
Weld North Education, LLC	(9)	L +	3.75%	7.82%	12/21/2027	1,981	1,963	1,946	0.07
							131,237	128,553	4.66
Diversified Financial Services
Barbri Holdings, Inc.	(4)(7)(10)	L +	5.75%	10.13%	4/28/2028	62,851	62,260	62,222	2.25
Citco Funding LLC	(9)	L +	3.25%	7.63%	4/19/2028	7,357	7,174	7,321	0.26
Corporation Service Company	(9)	SOFR +	3.25%	7.57%	11/2/2029	2,527	2,453	2,505	0.09
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	8,436	8,182	7,799	0.28
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	6,947	6,650	6,357	0.23
Sedgwick Claims Management Services, Inc.	(8)	L +	3.25%	7.63%	12/31/2025	7,450	7,312	7,259	0.26
							94,031	93,463	3.37

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.25%	8.83%	3/22/2029		$5,955	$5,864	$5,739	0.21%
Zayo Group Holdings, Inc.	(9)	SOFR +	4.25%	8.57%	3/9/2027		2,125	2,047	1,774	0.06
								7,911	7,513	0.27
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	L +	5.25%	10.01%	3/26/2027		11,330	11,222	11,206	0.41
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028		6,695	6,524	6,245	0.23
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.75%	12/23/2026		14,805	14,628	13,842	0.50
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028		2,970	2,982	2,858	0.10
Ingram Micro, Inc.	(9)	L +	3.50%	8.23%	6/30/2028		2,970	2,982	2,933	0.11
								20,592	19,633	0.71
Energy Equipment & Services
Tetra Technologies, Inc.	(4)(11)	L +	6.25%	10.63%	9/10/2025		22,793	22,793	22,793	0.82
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.59%	11/10/2028		4,963	4,958	4,739	0.17
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025		4,000	3,948	3,922	0.14
								8,906	8,661	0.31
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	8.68%	2/27/2026		7,936	7,618	7,122	0.26
CPI Buyer, LLC	(4)(7)(10)	L +	5.50%	10.23%	11/1/2028		139,958	136,023	134,950	4.88
CSHC Buyerco, LLC	(4)(7)(11)	L +	4.75%	9.48%	9/8/2026		7,452	7,297	7,287	0.26
Messer GMBH	(9)	L +	2.50%	7.23%	3/2/2026		3,094	3,039	3,072	0.11
Mozart Borrower LP	(9)	L +	3.25%	7.63%	10/23/2028		8,933	8,721	8,505	0.31
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	8.68%	7/20/2029		3,720	3,490	3,460	0.13
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028		2,970	2,960	2,836	0.10
Sunshine Luxembourg VII S.à r.l, LLC	(10)	L +	3.75%	8.48%	10/1/2026		9,912	9,650	9,517	0.34
								178,798	176,749	6.39
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(5)(10)	L +	5.75%	10.13%	8/2/2028		136,388	134,914	134,343	4.86
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.66%	5/7/2027		34,755	34,293	34,222	1.24
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027		5,949	5,758	5,434	0.20
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	10.23%	2/25/2028		97,017	94,344	93,136	3.37
Canadian Hospital Specialties Ltd.	(4)(5)(11)	C +	4.50%	9.36%	4/14/2028	CAD	29,924	21,745	21,919	0.79
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028		20,885	20,519	19,708	0.71
CHG Healthcare Services, Inc.	(9)	L +	3.25%	7.63%	9/29/2028		8,932	8,600	8,758	0.32
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		29,079	28,805	28,788	1.04
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.00%	9.53%	4/3/2028		1,186	1,175	1,174	0.04
Electron Bidco, Inc.	(9)	L +	3.00%	7.38%	11/1/2028		6,948	6,766	6,775	0.25
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.19%	10/4/2024		29,118	29,104	28,972	1.05
Forefront Management Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	8.57%	4/1/2029		7,337	7,224	7,169	0.26
Global Medical Response, Inc.	(11)	L +	4.25%	8.42%	10/2/2025		4,955	4,861	3,502	0.13
Heartland Dental, LLC	(4)(8)	L +	4.00%	8.39%	4/30/2025		39,126	37,679	36,913	1.34
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.50%	8.40%	6/8/2028		35,000	32,726	32,375	1.17
Jayhawk Buyer, LLC	(4)(11)	L +	5.00%	9.73%	10/15/2026		31,267	31,017	30,954	1.12
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025		7,000	6,995	6,616	0.24
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	7.98%	3/12/2028		2,970	2,974	2,743	0.10

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
National Mentor Holdings, Inc.	(10)	L +	3.75%	8.33%	3/2/2028	$3,019	$2,556	$2,127	0.08%
Navigator Acquiror, Inc.	(4)(7)(9)	L +	5.75%	9.98% (incl. 5.11% PIK)	7/16/2027	16,674	16,612	16,507	0.60
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	9.67%	2/23/2029	3,075	3,046	2,532	0.09
Onex TSG Intermediate Corp.	(10)	L +	4.75%	9.16%	2/28/2028	1,980	1,993	1,773	0.06
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.13%	3/31/2027	4,955	4,868	4,154	0.15
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028	3,709	3,694	3,519	0.13
PetVet Care Centers, LLC	(10)	L +	3.50%	7.88%	2/14/2025	6,445	6,292	6,077	0.22
Phoenix Guarantor, Inc.	(8)	L +	3.50%	7.88%	3/5/2026	8,425	8,249	7,930	0.29
PSKW Intermediate, LLC	(4)(11)	L +	6.25%	10.64%	3/9/2026	36,754	36,754	36,754	1.33
Radnet, Inc.	(10)	L +	3.00%	7.73%	4/21/2028	4,270	4,271	4,166	0.15
Reverb Buyer, Inc.	(9)	L +	3.50%	7.88%	11/1/2028	3,973	3,939	3,733	0.14
Smile Doctors, LLC	(4)(7)(10)	L +	5.75%	10.48%	12/23/2028	147,128	144,323	144,137	5.22
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	L +	5.75%	10.51%	1/2/2029	15,379	15,092	14,893	0.54
Surgery Centers Holdings, Inc.	(10)	L +	3.75%	8.05%	8/31/2026	8,958	8,790	8,867	0.32
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	8.37%	10/1/2028	2,970	2,984	2,835	0.10
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	L +	5.50%	10.18%	11/18/2027	25,917	25,543	25,617	0.93
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028	6,595	6,457	5,379	0.19
WP CityMD Bidco, LLC	(9)	L +	4.25%	8.37%	12/22/2028	7,139	7,028	7,133	0.26
							811,990	801,634	29.03
Health Care Technology
Edifecs, Inc.	(4)(10)	L +	5.50%	10.23%	9/21/2026	9,770	9,653	9,672	0.35
Edifecs, Inc.	(4)(11)	L +	7.50%	12.23%	9/21/2026	17,899	18,327	18,257	0.66
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	10.73%	10/29/2028	44,801	44,152	44,129	1.60
Imprivata, Inc.	(10)	SOFR +	4.25%	8.57%	12/1/2027	4,975	4,844	4,812	0.17
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027	3,932	3,896	3,797	0.14
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.75%	10.07%	3/10/2028	49,875	48,436	48,379	1.75
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026	6,949	6,762	6,845	0.25
							136,070	135,891	4.92
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028	6,947	6,741	6,880	0.25
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029	6,948	6,660	6,619	0.24
GVC Finance LLC	(8)	SOFR +	3.50%	8.18%	10/31/2029	915	903	912	0.03
GVC Holdings Gibraltar, Ltd.	(11)	L +	4.25%	8.63%	3/29/2027	2,977	2,918	2,960	0.11
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027	7,373	7,199	7,166	0.26
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	2/5/2025	1,979	1,981	1,965	0.07
Scientific Games Holdings LP	(9)	SOFR +	3.50%	7.10%	4/4/2029	1,995	1,896	1,907	0.07
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027	7,943	7,789	7,659	0.28
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	7.54%	10/2/2028	5,360	5,196	4,974	0.18
Whatabrands, LLC	(9)	L +	3.25%	7.63%	8/3/2028	8,775	8,489	8,501	0.31
							49,772	49,543	1.80
Household Durables
AI Aqua Merger Sub, Inc.	(7)(9)	SOFR +	3.75%	8.09%	7/31/2028	8,540	8,208	8,034	0.29
Fluidra SA	(9)	SOFR +	2.00%	8.48%	1/29/2029	1,990	1,985	1,898	0.07
Hunter Douglas, Inc.	(9)	SOFR +	3.50%	7.86%	2/26/2029	3,150	3,136	2,788	0.10
							13,329	12,720	0.46

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	L +	3.75%	8.48%	5/19/2028	$3,970	$3,829	$3,850	0.14%
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028	8,925	8,693	8,509	0.31
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029	1,995	1,920	1,869	0.07
Vertical US Newco, Inc.	(9)	L +	3.50%	6.87%	7/30/2027	4,060	4,027	3,917	0.14
Victory Buyer, LLC	(4)(9)	L +	3.75%	8.10%	11/19/2028	9,962	9,390	8,393	0.30
							27,859	26,538	0.96
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.42%	10/2/2028	46,833	45,929	45,897	1.66
Alliant Holdings Intermediate, LLC	(10)	L +	3.50%	7.63%	11/5/2027	1,979	1,968	1,956	0.07
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/6/2027	2,970	2,985	2,907	0.11
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82%	2/12/2027	25,061	24,267	24,755	0.90
Baldwin Risk Partners, LLC	(9)	L +	3.50%	7.79%	10/14/2027	6,937	6,846	6,781	0.25
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027	7,931	7,702	7,707	0.28
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	10.68%	10/29/2028	76,800	76,058	76,032	2.75
Galway Borrower, LLC	(4)(5)(10)	L +	5.25%	8.99%	9/30/2028	44,873	43,790	43,751	1.58
High Street Buyer, Inc.	(4)(5)(10)	L +	6.00%	10.73%	4/14/2028	6,784	6,735	6,733	0.24
Howden Group Holdings Limited	(10)	L +	3.25%	7.69%	11/12/2027	4,485	4,487	4,375	0.16
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	8,401	8,207	8,327	0.30
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	9,266	8,997	8,886	0.32
PGIS Intermediate Holdings, LLC	(4)(5)(10)	L +	5.50%	10.63%	10/16/2028	63,658	61,661	61,589	2.23
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	10.10%	10/30/2026	45,925	44,972	44,662	1.62
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.17%	1/27/2027	77,653	77,587	77,653	2.81
USI, Inc.	(9)	L +	3.75%	8.33%	11/22/2029	6,874	6,806	6,823	0.25
							428,997	428,834	15.53
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	L +	3.25%	7.63%	12/6/2027	2,970	2,974	2,757	0.10
Cengage Learning, Inc.	(11)	L +	4.75%	7.81%	7/14/2026	1,485	1,496	1,339	0.05
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	7,930	7,798	7,722	0.28
Project Boost Purchaser, LLC	(8)	L +	4.00%	8.39%	6/1/2026	6,944	6,772	6,711	0.24
Red Planet Borrower, LLC	(9)	L +	3.75%	8.13%	10/2/2028	4,950	4,934	3,123	0.11
SurveyMonkey, Inc.	(8)	L +	3.75%	8.14%	10/10/2025	567	566	550	0.02
William Morris Endeavor Entertainment, LLC	(9)	L +	3.75%	8.14%	5/18/2025	4,979	4,802	4,885	0.18
							29,342	27,087	0.98
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(7)(11)	SOFR +	6.00%	10.43%	12/29/2026	42,454	42,207	42,029	1.52
Prodege International Holdings, LLC	(4)(10)	L +	5.75%	10.52%	12/15/2027	21,157	20,842	20,734	0.75
							63,049	62,763	2.27
IT Services
AI Altius Bidco, Inc.	(4)(5)(10)	L +	5.50%	10.65%	12/21/2028	38,554	37,809	37,783	1.37
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	10,165	9,820	9,842	0.36
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	4,459	4,350	4,024	0.15
Park Place Technologies, LLC	(11)	SOFR +	5.00%	9.42%	11/10/2027	26,550	25,593	25,106	0.91
Razor Holdco, LLC	(4)(10)	L +	5.75%	9.42%	10/25/2027	25,740	25,310	25,225	0.91
Sabre GLBL, Inc.	(9)	L +	3.50%	7.57%	12/17/2027	4,962	4,720	4,534	0.16
Sabre GLBL, Inc.	(9)	L +	3.50%	7.88%	6/30/2028	4,765	4,536	4,417	0.16
Turing Midco, LLC	(9)	L +	2.75%	6.88%	3/24/2028	2,774	2,737	2,754	0.10
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	1,990	1,933	1,926	0.07
Virtusa Corp.	(10)	L +	3.75%	8.17%	2/15/2029	3,970	3,935	3,843	0.14
							120,743	119,454	4.33

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	7.98%	11/12/2026	$8,436	$8,077	$8,068	0.29%
Recess Holdings, Inc.	(11)	L +	3.75%	8.16%	9/30/2024	2,178	2,176	2,170	0.08
							10,253	10,238	0.37
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	7.92%	12/4/2026	5,946	5,869	5,790	0.21
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	10,188	9,889	8,440	0.31
							15,758	14,230	0.52
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028	6,095	5,976	5,942	0.22
Media
Clear Channel Outdoor Holdings, Inc.	(8)	L +	3.50%	7.91%	8/21/2026	1,980	1,953	1,808	0.07
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026	3,960	3,966	3,235	0.12
Univision Communications, Inc.	(10)	L +	3.25%	7.63%	3/15/2026	4,341	4,338	4,286	0.16
UPC Financing Partnership	(11)	L +	3.00%	7.24%	1/31/2029	5,500	5,405	5,385	0.19
Virgin Media Bristol, LLC	(11)	L +	3.25%	7.57%	1/31/2029	3,500	3,460	3,475	0.13
							19,122	18,189	0.67
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	8.41%	3/16/2027	3,951	3,911	3,851	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	L +	3.75%	8.48%	6/5/2028	7,925	7,876	7,900	0.29
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	10.52%	8/15/2028	25,906	25,542	25,518	0.92
Freeport LNG Investments, LLLP	(9)	L +	3.50%	7.74%	12/21/2028	4,932	4,896	4,701	0.17
KKR Alberta Midstrean Finance, Inc.	(4)(10)	SOFR +	6.25%	10.52%	8/15/2028	14,094	13,896	13,882	0.50
							52,210	52,001	1.88
Paper & Forest Products
Profile Products, LLC	(4)(10)	L +	5.50%	10.14%	11/12/2027	76,192	74,685	74,478	2.69
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(10)	L +	6.00%	10.38%	11/19/2027	51,534	49,372	48,957	1.77
Jazz Pharmaceuticals, Inc.	(10)	L +	4.75%	8.49%	5/5/2028	3,571	3,572	3,545	0.13
							52,944	52,502	1.90
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	9.67%	3/1/2028	18,669	18,590	18,669	0.68
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028	7,940	7,657	7,606	0.28
Armor Holdco, Inc.	(9)	SOFR +	4.50%	9.54%	12/11/2028	4,205	4,127	4,179	0.15
Camelot US Acquisition, LLC	(11)	L +	3.00%	7.38%	10/30/2026	3,548	3,475	3,500	0.13
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.07%	12/29/2028	4,950	4,948	4,892	0.18
CFGI Holdings, LLC	(4)(10)	L +	5.00%	9.39%	11/2/2027	121,504	121,504	121,504	4.40
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027	9,916	9,717	9,286	0.34
Galaxy US Opco, Inc.	(9)	SOFR +	4.75%	9.07%	4/29/2029	5,000	4,887	4,538	0.16
IG Investments Holdings, LLC	(4)(5)(10)	L +	6.00%	10.38%	9/22/2028	136,361	135,703	135,679	4.91
Kwor Acquisition, Inc.	(4)(10)	L +	5.50%	9.64%	12/22/2028	92,164	89,047	88,938	3.22
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025	4,967	4,924	4,912	0.18
Sherlock Buyer Corp.	(4)(10)	L +	5.75%	10.48%	12/8/2028	27,805	27,424	26,832	0.97
The Dun & Bradstreet Corporation	(9)	L +	3.75%	8.07%	2/6/2026	8,013	7,745	7,953	0.29
Trans Union, LLC	(9)	L +	2.25%	6.63%	12/1/2028	2,389	2,399	2,370	0.09
Trinity Air Consultants Holdings Corp.	(4)(10)	L +	5.25%	10.18%	6/29/2027	118,000	116,846	116,820	4.23
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025	6,059	6,016	5,887	0.21
West Monroe Partners, LLC	(4)(7)(10)	L +	5.50%	9.84%	11/8/2028	29,340	28,826	28,593	1.03
							593,835	592,158	21.45

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
Cumming Group, Inc.	(4)(7)(11)	L +	5.25%	8.92%	5/26/2027	$14,627	$14,584	$14,140	0.51%
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028	18,138	18,291	18,138	0.66
							32,875	32,278	1.17
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(11)	L +	5.50%	7.75%	7/1/2028	81,142	80,165	80,128	2.90
Software
2U, Inc.	(10)	L +	5.75%	10.16%	12/30/2024	67,442	65,101	64,956	2.35
Apex Group Treasury LLC	(9)	L +	6.75%	11.41%	7/27/2028	22,000	20,680	21,450	0.78
Apex Group Treasury, LLC	(4)(9)	L +	3.75%	8.26%	7/27/2028	41,092	38,476	40,045	1.45
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025	8,089	7,872	7,764	0.28
Brown Group Holdings, LLC	(11)	L +	2.50%	6.88%	6/7/2028	5,953	5,696	5,855	0.21
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028	8,201	7,914	7,759	0.28
Community Brands ParentCo, LLC	(4)(5)(10)	SOFR +	5.75%	10.17%	2/24/2028	75,940	74,480	74,421	2.69
Confine Visual Bidco	(4)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029	31,852	30,946	30,158	1.09
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028	4,455	4,462	4,243	0.15
Delta Topco, Inc.	(10)	SOFR +	3.75%	8.15%	12/1/2027	3,970	3,939	3,680	0.13
ECI Macola Max Holding, LLC	(10)	L +	3.75%	8.48%	11/9/2027	6,947	6,718	6,686	0.24
EP Purchaser, LLC	(9)	L +	3.25%	7.63%	11/6/2028	3,474	3,466	3,443	0.12
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027	9,911	9,657	9,539	0.35
Flexera Software, LLC	(10)	L +	3.75%	8.14%	3/3/2028	5,589	5,469	5,377	0.19
GI Consilio Parent, LLC	(9)	L +	4.00%	8.38%	5/12/2028	7,153	7,005	6,785	0.25
GovernmentJobs.com, Inc.	(4)(7)(10)	L +	5.50%	9.88%	12/1/2028	23,423	22,927	22,823	0.83
GraphPAD Software, LLC	(4)(11)	L +	5.50%	6.50%	4/27/2027	15,557	15,409	15,402	0.56
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027	4,455	4,456	4,287	0.16
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026	3,962	3,932	3,582	0.13
Hyland Software, Inc.	(10)	L +	3.50%	7.88%	7/1/2024	3,961	3,941	3,916	0.14
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028	2,970	2,979	2,808	0.10
Informatica, LLC	(11)	L +	2.75%	7.19%	10/27/2028	1,588	1,570	1,562	0.06
ION Trading Finance Ltd.	(8)	L +	4.75%	9.48%	4/3/2028	7,803	7,454	7,421	0.27
Ivanti Software, Inc.	(10)	L +	4.00%	8.73%	12/1/2027	1,980	1,970	1,568	0.06
LD Lower Holdings, Inc.	(4)(7)(11)	L +	6.50%	11.23%	2/8/2026	14,983	14,868	14,758	0.53
Maverick Acquisition, Inc.	(4)(10)	SOFR +	2.50%	9.28%	5/18/2028	27,500	26,206	26,125	0.95
Medallia, Inc.	(4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028	46,458	45,713	45,529	1.65
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029	4,988	4,965	4,685	0.17
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.67%	12/1/2027	110,608	108,230	108,578	3.93
MRI Software, LLC	(5)(11)	L +	5.50%	10.23%	2/10/2026	10,178	9,890	9,809	0.35
Nintex Topco Limited	(4)(10)	L +	6.00%	10.73%	11/13/2028	32,836	32,237	30,702	1.11
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	6.42%	9/12/2029	4,000	3,980	3,941	0.14
Perforce Software, Inc.	(8)	L +	3.75%	8.13%	7/1/2026	1,342	1,338	1,254	0.05
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024	2,970	2,965	2,904	0.11
Proofpoint, Inc.	(5)(9)	L +	3.25%	7.98%	8/31/2028	8,895	8,560	8,575	0.31
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	8.49%	2/1/2029	3,990	3,955	3,096	0.11
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028	7,932	7,713	7,559	0.27
Relativity ODA, LLC	(4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027	53,210	52,472	52,403	1.90
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025	1,492	1,440	1,438	0.05
Rocket Software, Inc.	(9)	L +	4.25%	8.63%	11/28/2025	5,434	5,286	5,247	0.19

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	8.32%	8/14/2026		$4,959	$4,912	$4,831	0.17%
SolarWinds Holdings Inc.	(10)	SOFR +	4.00%	8.32%	2/5/2027		2,930	2,930	2,906	0.11
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027		9,925	9,561	9,602	0.35
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028		3,965	3,964	3,663	0.13
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	6.67%	3/22/2029		4,265	4,169	4,197	0.15
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		29,775	29,264	29,031	1.05
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		29,775	29,264	29,031	1.05
Surf Holdings, LLC	(8)	L +	3.50%	8.23%	3/5/2027		4,958	4,886	4,820	0.17
Symphony Technology Group	(5)(10)	L +	4.75%	9.17%	7/27/2028		1,985	1,989	1,709	0.06
Symphony Technology Group	(5)(9)	SOFR +	3.75%	7.97%	3/1/2029		5,970	5,863	5,573	0.20
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026		9,174	8,928	8,750	0.32
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	10.12%	5/5/2028		60,795	60,203	59,553	2.15
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028		6,019	5,963	5,000	0.18
VS Buyer, LLC	(11)	L +	3.00%	7.38%	2/28/2027		3,057	3,016	2,979	0.11
								861,249	853,778	30.89
Specialty Retail
CustomInk, LLC	(4)(11)	L +	6.18%	7.18%	5/3/2026		36,866	36,508	36,866	1.33
EG Dutch Finco BV	(8)	L +	4.00%	8.73%	2/7/2025		5,961	5,732	5,644	0.20
								42,240	42,510	1.53
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.17%	2/28/2026		29,237	29,125	28,067	1.02
Trading Companies & Distributors
Core and Main, LP	(11)	SOFR +	2.50%	7.42%	7/27/2028		3,980	3,898	3,940	0.14
Foundation Building Materials, Inc.	(9)	L +	3.25%	7.66%	1/31/2028		6,940	6,700	6,587	0.24
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028		5,953	5,888	5,514	0.20
LBM Acquisition, LLC	(10)	L +	3.75%	7.12%	12/17/2027		3,960	3,958	3,451	0.12
Park River Holdings, Inc.	(10)	L +	3.25%	6.99%	12/28/2027		3,403	3,349	2,991	0.11
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.48%	4/1/2027		8,783	8,593	8,721	0.32
Specialty Building Products Holdings, LLC	(9)	L +	3.25%	7.64%	10/15/2028		1,985	1,996	1,794	0.06
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.92%	6/2/2028		9,930	9,713	9,517	0.34
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	9.99%	10/17/2025		46,970	44,734	40,101	1.45
								88,829	82,616	2.98
Transportation Infrastructure
First Student Bidco, Inc.	(9)	L +	3.00%	7.73%	7/21/2028		3,093	3,088	2,805	0.10
Froneri International PLC	(11)	L +	2.25%	6.63%	1/29/2027		4,918	4,787	4,796	0.17
Frontline Road Safety, LLC	(4)(10)	L +	5.75%	6.68%	5/3/2027		13,251	12,854	12,456	0.45
Roadsafe Holdings, Inc.	(4)(11)	L +	5.75%	10.87%	10/19/2027		18,856	18,670	18,668	0.68
								39,399	38,725	1.40
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027		6,745	6,574	6,462	0.23
Total First Lien Debt								5,521,131	5,460,255	197.58
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/10/2029		5,301	4,705	4,588	0.17
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,117	8,170	0.30
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.17%	10/15/2027		24,712	24,530	24,527	0.89
								32,647	32,697	1.19
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.35%	11/1/2029		66,704	65,449	57,199	2.07

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	10.91%	8/31/2029	$37,847	$37,028	$29,521	1.07%
Phoenix Newco, Inc.	(4)(9)	L +	6.50%	10.88%	11/15/2029	37,847	37,027	36,995	1.34
							74,055	66,516	2.41
Software
Apex Group Treasury, LLC	(4)(9)	L +	6.75%	11.48%	7/27/2029	3,622	3,639	3,486	0.13
Apex Group Treasury, LLC	(9)	L +	3.75%	8.26%	7/27/2028	34,225	34,389	32,941	1.19
Proofpoint, Inc.	(5)(9)	L +	3.25%	7.98%	8/31/2028	37,847	36,913	36,538	1.32
Vision Solutions, Inc.	(5)(10)	L +	7.25%	11.61%	4/23/2029	37,847	32,460	28,231	1.02
							107,401	101,196	3.66
Total Second Lien Debt							284,257	262,196	9.49
Bonds
Aerospace & Defense
Howmet Aerospace Inc	(8)		5.90%	5.90%	2/1/2027	1,360	1,389	1,355	0.05
Automobiles
Ford Motor Co	(8)		4.13%	4.13%	8/4/2025	2,610	2,505	2,449	0.09
Banks
Barclays PLC	(8)		5.20%	5.20%	5/12/2026	2,570	2,540	2,502	0.09
Barclays PLC	(8)		4.84%	4.84%	5/9/2028	860	812	794	0.03
Barclays PLC	(8)		2.85%	2.85%	5/7/2026	2,100	1,961	1,953	0.07
Huntington Bancshares Inc	(8)		4.44%	4.44%	8/4/2028	620	598	592	0.02
Lloyds Banking Group PLC	(8)		4.65%	4.65%	3/24/2026	5,000	4,849	4,794	0.17
Synchrony Bank	(8)		5.40%	5.40%	8/22/2025	5,000	4,946	4,912	0.18
Synovus Financial Corp	(8)		5.20%	5.20%	8/11/2025	100	99	99	0.00
							15,805	15,646	0.56
Building Products
Trane Technologies Luxembourg Finance SA	(8)		3.80%	3.80%	3/21/2029	460	432	424	0.02
Capital Markets
FactSet Research Systems Inc	(8)		2.90%	2.90%	3/1/2027	1,810	1,672	1,646	0.06
Jefferies Financial Group Inc.	(8)		4.15%	4.15%	1/23/2030	2,650	2,424	2,372	0.09
MSCI Inc.	(8)		4.00%	4.00%	11/15/2029	200	183	175	0.01
Nomura Holdings Inc	(8)		1.65%	1.65%	7/14/2026	2,250	1,986	1,961	0.07
Nomura Holdings Inc	(8)		2.33%	2.33%	1/22/2027	1,270	1,134	1,114	0.04
StoneX Group Inc.	(8)		8.63%	8.63%	6/15/2025	1,740	1,777	1,760	0.06
							9,176	9,028	0.33
Chemicals
Ingevity Corp	(8)		3.88%	3.88%	11/1/2028	480	421	414	0.01
Minerals Technologies Inc.	(8)		5.00%	5.00%	7/1/2028	1,240	1,123	1,107	0.04
Westlake Corp	(8)		3.60%	3.60%	8/15/2026	3,400	3,235	3,199	0.12
							4,779	4,720	0.17
Commercial Services & Supplies
Clean Harbors Inc.	(8)		4.88%	4.88%	7/15/2027	740	718	702	0.03
Communications Equipment
Juniper Networks Inc	(8)		3.75%	3.75%	8/15/2029	2,230	2,029	1,992	0.07
Motorola Solutions Inc	(8)		4.60%	4.60%	5/23/2029	4,110	4,018	3,920	0.14
							6,047	5,912	0.21
Construction & Engineering
Fluor Corp	(8)		4.25%	4.25%	9/15/2028	1,870	1,719	1,686	0.06
Quanta Services Inc	(8)		0.95%	0.95%	10/1/2024	1,830	1,695	1,686	0.06
							3,414	3,372	0.12

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Consumer Finance
FirstCash Inc	(8)	5.63%	5.63%	1/1/2030	$3,460	$3,216	$3,084	0.11%
Navient Corp	(8)	6.75%	6.75%	6/25/2025	4,060	4,011	3,904	0.14
Navient Corp	(8)	4.88%	4.88%	3/15/2028	460	393	379	0.01
OneMain Finance Corp	(8)	6.88%	6.88%	3/15/2025	3,070	3,040	2,956	0.11
PRA Group Inc	(8)	5.00%	5.00%	10/1/2029	860	727	711	0.03
SLM Corp	(8)	4.20%	4.20%	10/29/2025	240	227	220	0.01
						11,614	11,254	0.41
Containers & Packaging
Berry Global, Inc.	(8)	1.65%	1.65%	1/15/2027	3,320	2,872	2,844	0.10
OI European Group BV	(8)	4.75%	4.75%	2/15/2030	550	491	482	0.02
TriMas Corp	(8)	4.13%	4.13%	4/15/2029	150	133	131	0.00
						3,496	3,457	0.12
Diversified Consumer Services
Block Financial LLC	(8)	2.50%	2.50%	7/15/2028	3,220	2,796	2,743	0.10
Prime Security Services Borrower LLC	(8)	5.75%	5.75%	4/15/2026	2,800	2,783	2,701	0.10
Service Corp International	(8)	4.63%	4.63%	12/15/2027	3,900	3,712	3,650	0.13
						9,291	9,094	0.33
Electric Utilities
NextEra Energy Operating Partners LP	(8)	4.25%	4.25%	7/15/2024	180	177	175	0.01
Electronic Equipment, Instruments & Components
Avnet Inc	(8)	4.63%	4.63%	4/15/2026	1,990	1,937	1,917	0.07
CDW LLC	(8)	2.67%	2.67%	12/1/2026	1,740	1,572	1,548	0.06
CDW LLC	(8)	3.28%	3.28%	12/1/2028	4,280	3,733	3,672	0.13
Flex Ltd	(8)	4.88%	4.88%	6/15/2029	5,000	4,769	4,715	0.17
Jabil Inc	(8)	4.25%	4.25%	5/15/2027	5,000	4,798	4,736	0.17
Teledyne Technologies Inc	(8)	1.60%	1.60%	4/1/2026	1,340	1,209	1,200	0.04
TTM Technologies Inc	(8)	4.00%	4.00%	3/1/2029	630	560	541	0.02
						18,578	18,329	0.66
Energy Equipment & Services
Enerflex Ltd	(8)	9.00%	9.00%	10/15/2027	2,920	2,964	2,916	0.11
Equity Real Estate Investment
EPR Properties	(8)	4.95%	4.95%	4/15/2028	430	380	368	0.01
Equity Real Estate Investment Trusts (REITs)
Brixmor Operating Partnership LP	(8)	4.13%	4.13%	6/15/2026	3,780	3,609	3,569	0.13
Iron Mountain Inc	(8)	4.88%	4.88%	9/15/2027	2,670	2,535	2,460	0.09
Iron Mountain Inc	(8)	5.25%	5.25%	3/15/2028	1,120	1,065	1,032	0.04
Service Corp International	(8)	7.50%	7.50%	9/15/2025	3,910	3,829	3,731	0.14
						11,038	10,792	0.40
Food Products
Campbell Soup Co	(8)	4.15%	4.15%	3/15/2028	880	857	842	0.03
Conagra Brands Inc	(8)	4.85%	4.85%	11/1/2028	700	696	684	0.02
Conagra Brands Inc	(8)	1.38%	1.38%	11/1/2027	2,580	2,187	2,153	0.08
Lamb Weston Holdings Inc	(8)	4.88%	4.88%	5/15/2028	2,820	2,726	2,677	0.10
						6,466	6,356	0.23
Gas Utilities
Superior General Partner Inc	(8)	4.50%	4.50%	3/15/2029	330	290	283	0.01

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Health Care Providers & Services
Centene Corp	(8)	4.25%	4.25%	12/15/2027	$2,330	$2,226	$2,190	0.08%
HCA Inc.	(8)	4.50%	4.50%	2/15/2027	5,360	5,224	5,174	0.19
Molina Healthcare Inc	(8)	4.38%	4.38%	6/15/2028	120	112	110	0.00
Universal Health Services Inc	(8)	1.65%	1.65%	9/1/2026	2,560	2,229	2,198	0.08
						9,791	9,672	0.35
Hotels, Restaurants & Leisure
Hilton Domestic Operating Co Inc	(8)	3.75%	3.75%	5/1/2029	400	359	347	0.01
Hyatt Hotels Corp	(8)	4.38%	4.38%	9/15/2028	4,220	3,933	3,869	0.14
New Red Finance Inc	(8)	3.88%	3.88%	1/15/2028	2,080	1,923	1,865	0.07
New Red Finance Inc	(8)	3.50%	3.50%	2/15/2029	2,900	2,559	2,491	0.09
Vail Resorts Inc	(8)	6.25%	6.25%	5/15/2025	940	952	942	0.03
Yum! Brands Inc	(8)	4.75%	4.75%	1/15/2030	1,680	1,595	1,544	0.06
						11,321	11,058	0.40
Household Durables
D.R. Horton Inc	(8)	1.30%	1.30%	10/15/2026	3,860	3,370	3,324	0.12
Lennar Corp	(8)	4.75%	4.75%	11/29/2027	1,830	1,789	1,767	0.06
LGI Homes Inc	(8)	4.00%	4.00%	7/15/2029	790	622	611	0.02
M/I Homes Inc	(8)	3.95%	3.95%	2/15/2030	560	448	453	0.02
Meritage Homes Corp	(8)	3.88%	3.88%	4/15/2029	1,100	955	934	0.03
Taylor Morrison Communities Inc	(8)	5.88%	5.88%	6/15/2027	640	640	616	0.02
Taylor Morrison Communities Inc	(8)	5.75%	5.75%	1/15/2028	840	815	788	0.03
Tempur Sealy International Inc	(8)	4.00%	4.00%	4/15/2029	1,920	1,680	1,616	0.06
Toll Brothers Finance Corp	(8)	4.88%	4.88%	3/15/2027	5,120	4,905	4,896	0.18
						15,224	15,005	0.54
Independent Power and Renewable Electricity Producers
DPL INC	(8)	4.13%	4.13%	7/1/2025	2,260	2,174	2,127	0.08
Drax Finco PLC	(8)	6.63%	6.63%	11/1/2025	2,450	2,367	2,345	0.08
						4,541	4,472	0.16
Industrial Conglomerates
Icahn Enterprises LP	(8)	4.75%	4.75%	9/15/2024	1,180	1,154	1,134	0.04
Icahn Enterprises LP	(8)	5.25%	5.25%	5/15/2027	3,520	3,329	3,231	0.12
						4,483	4,365	0.16
Insurance
Willis North America Inc	(8)	4.65%	4.65%	6/15/2027	2,820	2,769	2,728	0.10
IT Services
CGI Inc	(8)	1.45%	1.45%	9/14/2026	2,190	1,952	1,940	0.07
Gartner Inc.	(8)	3.63%	3.63%	6/15/2029	4,100	3,714	3,608	0.13
						5,666	5,548	0.20
Machinery
Allison Transmission Inc	(8)	4.75%	4.75%	10/1/2027	820	777	762	0.03
Allison Transmission Inc	(8)	5.88%	5.88%	6/1/2029	3,470	3,389	3,265	0.12
CNH Industrial NV	(8)	3.85%	3.85%	11/15/2027	2,370	2,251	2,224	0.08
Weir Group PLC	(8)	2.20%	2.20%	5/13/2026	3,810	3,449	3,383	0.12
						9,866	9,634	0.35
Media
Sirius XM Radio Inc	(8)	5.00%	5.00%	8/1/2027	4,460	4,245	4,132	0.15

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Metals & Mining
Carpenter Technology Corp	(8)	6.38%	6.38%	7/15/2028	$3,280	$3,179	$3,125	0.11%
FMG Resources August 2006 Pty Ltd	(8)	5.88%	5.88%	4/15/2030	2,880	2,752	2,687	0.10
Freeport-McMoRan Inc	(8)	4.13%	4.13%	3/1/2028	5,000	4,697	4,633	0.17
Mineral Resources Ltd	(8)	8.00%	8.00%	11/1/2027	4,300	4,487	4,403	0.16
Steel Dynamics Inc	(8)	3.45%	3.45%	4/15/2030	4,620	4,169	4,073	0.15
						19,284	18,921	0.69
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Trust Inc	(8)	3.75%	3.75%	12/31/2024	4,640	4,476	4,362	0.16
Multiline Retail
Macy's Retail Holdings LLC	(8)	5.88%	5.88%	3/15/2030	520	470	452	0.02
Oil, Gas & Consumable Fuels
Antero Midstream Partners LP	(8)	5.75%	5.75%	3/1/2027	3,590	3,524	3,400	0.12
Crestwood Midstream Partners LP	(8)	5.63%	5.63%	5/1/2027	1,500	1,437	1,398	0.05
DCP Midstream Operating LP	(8)	5.38%	5.38%	7/15/2025	2,880	2,887	2,858	0.10
DCP Midstream Operating LP	(8)	5.63%	5.63%	7/15/2027	2,270	2,302	2,256	0.08
EnLink Midstream Partners LP	(8)	4.85%	4.85%	7/15/2026	1,640	1,583	1,544	0.06
Hess Corp	(8)	4.30%	4.30%	4/1/2027	3,790	3,670	3,625	0.13
Hess Midstream Operations LP	(8)	5.13%	5.13%	6/15/2028	2,810	2,664	2,603	0.09
Holly Energy Partners LP	(8)	6.38%	6.38%	4/15/2027	4,120	4,156	4,053	0.15
Matador Resources Co	(8)	5.88%	5.88%	9/15/2026	2,170	2,119	2,090	0.08
NuStar Logistics LP	(8)	6.00%	6.00%	6/1/2026	2,750	2,710	2,653	0.10
ONEOK Inc	(8)	4.55%	4.55%	7/15/2028	2,420	2,330	2,289	0.08
PBF Holding Co LLC	(8)	7.25%	7.25%	6/15/2025	4,400	4,330	4,355	0.16
Phillips 66 Partners LP	(8)	3.75%	3.75%	3/1/2028	3,150	2,959	2,905	0.11
Spectra Energy Partners LP	(8)	3.38%	3.38%	10/15/2026	470	445	438	0.02
Sunoco LP	(8)	4.50%	4.50%	5/15/2029	3,010	2,738	2,637	0.10
						39,854	39,104	1.43
Paper & Forest Products
Louisiana-Pacific Corp	(8)	3.63%	3.63%	3/15/2029	1,910	1,687	1,658	0.06
Personal Products
Edgewell Personal Care Co	(8)	5.50%	5.50%	6/1/2028	820	785	768	0.03
Pharmaceuticals
Royalty Pharma PLC	(8)	1.75%	1.75%	9/2/2027	680	587	577	0.02
Professional Services
Booz Allen Hamilton Inc	(8)	3.88%	3.88%	9/1/2028	4,320	3,972	3,835	0.14
Real Estate Management & Development
Howard Hughes Corp	(8)	5.38%	5.38%	8/1/2028	2,250	2,080	2,031	0.07
Howard Hughes Corp	(8)	4.13%	4.13%	2/1/2029	180	156	151	0.01
						2,236	2,182	0.08
Road & Rail
Ryder System Inc	(8)	4.30%	4.30%	6/15/2027	1,000	969	959	0.03
Semiconductors & Semiconductor Equipment
Broadcom Corp	(8)	3.88%	3.88%	1/15/2027	5,450	5,219	5,163	0.19
ON Semiconductor Corp	(8)	3.88%	3.88%	9/1/2028	150	136	131	0.00
Qorvo Inc	(8)	1.75%	1.75%	12/15/2024	4,770	4,414	4,399	0.16
						9,769	9,693	0.35

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Software
Fair Isaac Corp	(8)	4.00%	4.00%	6/15/2028		$4,770	$4,404	$4,337	0.16%
Oracle Corp	(8)	2.80%	2.80%	4/1/2027		1,150	1,059	1,048	0.04
Tangerine Bidco SPA	(4)(8)	6.50%	6.50%	12/30/2029	EUR	66,000	67,855	68,325	2.47
TeamSystem SpA	(4)(8)	6.50%	6.50%	2/15/2028	EUR	35,000	33,348	36,325	1.31
							106,666	110,035	3.98
Specialty Retail
Abercrombie & Fitch Management Co	(8)	8.75%	8.75%	7/15/2025		1,700	1,700	1,669	0.06
Asbury Automotive Group, Inc.	(8)	4.75%	4.75%	3/1/2030		660	573	553	0.02
Bath & Body Works Inc	(8)	9.38%	9.38%	7/1/2025		2,410	2,618	2,577	0.09
Foot Locker Inc	(8)	4.00%	4.00%	10/1/2029		440	370	343	0.01
Gap Inc	(8)	3.63%	3.63%	10/1/2029		1,940	1,538	1,371	0.05
Sonic Automotive Inc	(8)	4.63%	4.63%	11/15/2029		440	372	353	0.01
							7,171	6,866	0.24
Technology Hardware, Storage & Peripherals
VMware Inc	(8)	3.90%	3.90%	8/21/2027		3,030	2,874	2,833	0.10
Xerox Holdings Corp	(8)	5.50%	5.50%	8/15/2028		1,680	1,436	1,347	0.05
							4,310	4,180	0.15
Textiles, Apparel & Luxury Goods
PVH Corp	(8)	4.63%	4.63%	7/10/2025		1,810	1,765	1,749	0.06
Thrifts & Mortgage Finance
MGIC Investment Corp	(8)	5.25%	5.25%	8/15/2028		1,620	1,533	1,496	0.05
NMI Holdings Inc	(8)	7.38%	7.38%	6/1/2025		2,060	2,116	2,084	0.08
Radian Group Inc	(8)	6.63%	6.63%	3/15/2025		2,850	2,857	2,816	0.10
							6,506	6,396	0.23
Trading Companies & Distributors
Air Lease Corp	(8)	1.88%	1.88%	8/15/2026		5,030	4,447	4,375	0.16
GATX Corp	(8)	3.25%	3.25%	9/15/2026		270	254	251	0.01
							4,701	4,626	0.17
Trading Companies & Distributors
AerCap Ireland Capital DAC / AerCap Global Aviation Trust	(8)	3.88%	3.88%	1/23/2028		2,850	2,608	2,568	0.09
AerCap Ireland Capital DAC / AerCap Global Aviation Trust	(8)	4.63%	4.63%	10/15/2027		2,280	2,165	2,121	0.08
AerCap Ireland Capital DAC / AerCap Global Aviation Trust	(8)	3.00%	3.00%	10/29/2028		540	467	453	0.02
United Rentals North America Inc	(8)	4.88%	4.88%	1/15/2028		1,800	1,747	1,710	0.06
							6,987	6,852	0.25
Total Bonds							398,660	396,461	14.35
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)					2,547,048	4,305	5,680	0.21
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)					194	208	155	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)					1,230,769	2,215	2,400	0.09
							2,423	2,555	0.10
Distributors
Box Co-Invest Blocker, LLC	(4)					780,000	780	694	0.03

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		974,662	$1,133	$1,184	0.04%
Deneb Ultimate Topco, LLC - Class A Units	(4)				728	728	575	0.02
						1,861	1,759	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)				797	210	227	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)				429	113	122	0.00
						323	349	0.01
Software
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		5,773	5,700	6,134	0.22
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				3,936	376	275	0.01
Equity Total						15,768	17,446	0.63
Total Investments — non-controlled/non-affiliated						6,219,816	6,136,358	222.04
Total Investments — non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(14)				502,415	1,828	3,190	0.12
Total Equity						1,828	3,190	0.12
Total Investments — non-controlled/affiliated						1,828	3,190	0.12
Investments—controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(14)				3,000,000	3,542	3,762	0.14%
Total Equity						3,542	3,762	0.14
Total Investments - controlled/affiliated						3,542	3,762	0.14
Total Investment Portfolio						6,225,186	6,143,310	222.29
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						5,107	5,107	0.18%
Other Cash and Cash Equivalents						118,005	118,005	4.27
Total Portfolio Investments, Cash and Cash Equivalents						$6,348,298	$6,266,422	226.75%
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

Below is selected consolidated statements of assets and liabilities information for the Emerald JV as of March 31, 2023 and December 31, 2022 (Unaudited):

	March 31, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $5,865,364 and $6,225,186 at March 31, 2023 and December 31, 2022, respectively)	$5,805,798	$6,143,310
Cash and cash equivalents	151,606	123,112
Interest receivable	61,747	67,094
Receivable for investments sold	19,221	195,023
Deferred financing costs	13,804	12,664
Other assets	—	65
Total assets	$6,052,176	$6,541,268
LIABILITIES
Debt	$3,238,102	$3,377,064
Distribution payable	94,152	91,832
Payable for investments purchased and other liabilities	64,111	308,750
Total liabilities	3,396,365	3,777,646
MEMBERS’ EQUITY
Members’ Equity	2,655,811	2,763,622
Total Members’ Equity	2,655,811	2,763,622
Total liabilities and members’ equity	$6,052,176	$6,541,268

The following table presents the selected consolidated statements of operations information of the Emerald JV as of March 31, 2023 and March 31, 2022 (Unaudited):

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$159,216	$25,621
Payment-in-kind interest income	2,581	—
Dividend income	337	—
Other income	1,386	164
Total investment income	163,520	25,785
Expenses:
Interest expense	57,291	4,222
Other expenses	1,409	660
Total expenses	58,700	4,882
Net investment income before taxes	104,820	20,903
Tax Expense	—	—
Net investment income after taxes	$104,820	$20,903
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	20,101	(2,161)
Net realized gain (loss) on investments	165	(110)
Total net realized and change in unrealized gain (loss) on investments	20,266	(2,271)
Net increase (decrease) in net assets resulting from operations	$125,086	$18,632

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
On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company contributed $117.7 million (consisting of a cash contribution of $26.2 million and an in-kind capital contribution of investments valued at $91.5 million), and the Verdelite JV Partner contributed cash of $16.8 million, in exchange for initial equity ownership interests of 87.5% and 12.5%, respectively.
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
The Company's investment in the Verdelite JV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Verdelite JV as of March 31, 2023:

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.84%	1/29/2027	$423	$420	$416	0.29%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.14%	5/25/2028	453	417	391	0.27
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.40%	5/25/2028	2,225	2,051	1,925	1.32
Peraton Corp.	(10)	L +	3.75%	8.59%	2/1/2028	4,079	4,005	4,036	2.78
Vertex Aerospace Services Corp.	(10)	L +	3.50%	8.34%	12/6/2028	4,079	4,036	4,065	2.80
							10,929	10,833	7.46
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.59%	3/24/2026	3,582	3,497	3,562	2.45
Airlines
United Airlines, Inc.	(10)	L +	3.75%	8.57%	4/21/2028	3,480	3,450	3,463	2.38
Auto Components
Clarios Global LP	(5)(8)	L +	3.25%	8.09%	4/30/2026	4,350	4,306	4,335	2.98
Metis Buyer, Inc.	(10)	SOFR +	4.00%	8.92%	5/4/2028	997	961	980	0.67
							5,267	5,315	3.65
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.66%	3/31/2028	3,482	3,219	3,140	2.16
Building Products
Griffon Corporation	(9)	SOFR +	2.50%	7.50%	1/24/2029	1,247	1,234	1,243	0.86
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.50%	4/29/2029	3,857	3,729	3,728	2.57
The Chamberlain Group, Inc.	(9)	L +	3.25%	8.09%	11/3/2028	3,584	3,375	3,452	2.38
							8,338	8,423	5.81
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	9.34%	7/31/2026	3,328	3,257	3,282	2.26
The Edelman Financial Engines Center, LLC	(10)	L +	3.75%	8.59%	4/7/2028	2,736	2,639	2,644	1.82
							5,896	5,926	4.08
Chemicals
Starfruit Finco BV	(8)	SOFR +	4.00%	9.01%	3/1/2028	798	790	797	0.55
WR Grace Holdings, LLC	(9)	L +	3.75%	8.94%	9/22/2028	3,582	3,545	3,563	2.45
							4,335	4,360	3.00
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	8.73%	2/27/2025	4,277	4,169	4,242	2.92
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.66%	5/12/2028	3,582	3,412	3,407	2.34
Anticimex, Inc.	(9)	L +	3.50%	8.45%	11/16/2028	3,430	3,358	3,396	2.34
APX Group, Inc.	(9)	L +	3.25%	8.25%	7/10/2028	3,328	3,167	3,318	2.28
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.56%	3/31/2028	3,977	3,839	3,871	2.66
EAB Global, Inc.	(9)	L +	3.50%	8.34%	8/16/2028	4,079	3,963	3,997	2.75
Energizer Holdings Inc	(9)	L +	3.75%	8.59%	12/8/2028	3,582	3,434	3,478	2.39
Garda World Security Corp.	(8)	SOFR +	4.25%	9.11%	10/30/2026	3,350	3,243	3,323	2.29
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.59%	7/11/2025	1,589	1,571	1,582	1.09
							30,156	30,614	21.06
Construction & Engineering
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	8.66%	12/16/2027	3,482	3,389	3,434	2.36

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.56%	10/19/2027	$4,140	$4,009	$4,104	2.82%
Containers & Packaging
Berlin Packaging, LLC	(9)	L +	3.75%	8.91%	3/11/2028	3,539	3,485	3,493	2.40
Charter NEX US, Inc.	(10)	SOFR +	3.75%	8.67%	12/1/2027	3,836	3,772	3,795	2.61
Novolex, Inc.	(9)	SOFR +	4.18%	9.08%	4/13/2029	3,827	3,749	3,746	2.58
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	8.65%	11/3/2025	4,079	3,963	4,000	2.75
Ring Container Technologies Group, LLC	(9)	L +	3.50%	8.34%	8/12/2028	2,145	2,131	2,136	1.47
TricorBraun Holdings, Inc.	(9)	L +	3.25%	8.09%	3/3/2028	4,079	3,921	3,993	2.75
Trident TPI Holdings, Inc.	(9)	L +	4.00%	9.16%	9/15/2028	3,328	3,215	3,226	2.22
							24,236	24,389	16.78
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.41%	12/11/2028	3,184	3,043	2,947	2.03
Colibri Group, LLC	(10)	SOFR +	5.00%	10.26%	3/12/2029	4,289	4,147	4,136	2.85
KUEHG Corp.	(11)	L +	3.75%	8.91%	2/21/2025	4,974	4,908	4,894	3.37
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.59%	12/15/2028	4,326	4,247	4,264	2.93
SSH Group Holdings, Inc.	(8)	SOFR +	4.00%	8.90%	7/30/2025	3,439	3,384	3,418	2.35
TruGreen Limited Partnership	(10)	L +	4.00%	8.84%	11/2/2027	997	915	924	0.64
University Support Services, LLC	(9)	SOFR +	3.25%	8.16%	2/10/2029	3,582	3,533	3,534	2.43
Weld North Education, LLC	(9)	L +	3.75%	8.60%	12/21/2027	4,079	4,041	4,070	2.80
							28,218	28,187	19.40
Diversified Financial Services
Mitchell International, Inc.	(9)	L +	3.75%	8.50%	10/15/2028	2,985	2,810	2,830	1.95
Polaris Newco, LLC	(9)	L +	4.00%	9.16%	6/2/2028	3,802	3,639	3,478	2.39
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	8.56%	2/24/2028	2,987	2,958	2,956	2.03
							9,407	9,264	6.37
Diversified Telecommunication Services
Numericable US, LLC	(8)	SOFR +	5.50%	10.17%	8/15/2028	4,289	4,139	4,085	2.81
Zacapa, LLC	(9)	SOFR +	4.00%	8.90%	3/22/2029	4,079	3,952	4,001	2.75
							8,091	8,086	5.56
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	6/21/2028	2,084	1,975	1,989	1.37
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	L +	3.25%	8.41%	3/2/2028	2,686	2,582	2,581	1.78
Entertainment
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.79%	8/29/2025	3,600	3,556	3,588	2.47
Ground Transportaion
Uber Technologies, Inc.	(8)	SOFR +	2.75%	7.64%	3/3/2030	2,448	2,442	2,446	1.68
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	8.68%	2/27/2026	2,164	1,981	1,966	1.35
Resonetics, LLC	(10)	L +	4.00%	9.10%	4/28/2028	4,079	3,951	3,924	2.70
Sunshine Luxembourg VII S.à r.l, LLC	(10)	L +	3.75%	8.91%	10/1/2026	3,802	3,702	3,771	2.60
							9,634	9,661	6.65

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
ADMI Corp.	(9)	L +	3.75%	8.59%	12/23/2027	$2,587	$2,459	$2,408	1.66%
Electron Bidco, Inc.	(9)	L +	3.00%	7.84%	11/1/2028	4,326	4,240	4,270	2.94
LifePoint Health, Inc.	(8)	L +	3.75%	8.58%	11/16/2025	6,575	6,160	6,279	4.32
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	8.09%	12/29/2028	643	630	630	0.43
							13,489	13,587	9.35
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	8.26%	2/15/2029	3,576	3,212	3,326	2.29
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.84%	10/1/2027	2,931	2,860	2,901	2.00
Verscend Holding Corp.	(8)	L +	4.00%	8.84%	8/27/2025	4,079	4,068	4,081	2.81
Waystar Technologies, Inc.	(8)	L +	4.00%	8.84%	10/22/2026	4,178	4,125	4,171	2.87
							14,265	14,479	9.97
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	8.34%	8/17/2028	4,326	4,285	4,320	2.97
Caesars Entertainment Inc	(9)	SOFR +	3.25%	8.16%	2/6/2030	1,632	1,616	1,626	1.12
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.81%	1/27/2029	2,782	2,699	2,746	1.89
IRB Holding Corp.	(10)	SOFR +	3.00%	7.91%	12/15/2027	4,090	4,001	4,028	2.77
Mic Glen, LLC	(9)	L +	3.50%	8.34%	7/21/2028	3,430	3,313	3,332	2.29
Tacala Investment Corp.	(10)	L +	3.50%	8.34%	2/5/2027	4,079	3,945	4,014	2.76
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	7.96%	10/2/2028	2,482	2,392	2,376	1.64
Whatabrands, LLC	(9)	L +	3.25%	8.09%	8/3/2028	3,582	3,490	3,550	2.44
							25,741	25,992	17.88
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	8.48%	7/31/2028	3,837	3,706	3,714	2.56
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.91%	3/31/2028	3,977	3,824	3,856	2.65
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.22%	4/5/2029	2,266	2,162	2,168	1.49
Vertical US Newco, Inc.	(9)	L +	3.50%	8.60%	7/30/2027	4,326	4,178	4,226	2.91
							10,164	10,250	7.05
Insurance
Acrisure LLC	(9)	L +	4.25%	9.09%	2/15/2027	664	636	652	0.45
Acrisure LLC	(9)	L +	3.75%	8.59%	2/15/2027	2,985	2,831	2,921	2.01
AmWINS Group, Inc	(9)	SOFR +	2.75%	7.66%	2/19/2028	944	935	942	0.65
AssuredPartners, Inc.	(9)	L +	3.50%	8.34%	2/12/2027	2,286	2,192	2,262	1.56
Baldwin Risk Partners, LLC	(9)	L +	3.50%	8.21%	10/14/2027	4,325	4,285	4,232	2.91
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.84%	1/27/2027	3,336	3,244	3,275	2.25
Howden Group Holdings Limited	(9)	SOFR +	4.00%	8.88%	3/24/2030	2,442	2,344	2,433	1.67
Howden Group Holdings Limited	(10)	L +	3.25%	8.13%	11/12/2027	4,325	4,247	4,286	2.95
HUB International Limited	(10)	L +	3.25%	8.06%	4/25/2025	2,481	2,445	2,478	1.71
NFP Corp.	(8)	L +	3.25%	8.09%	2/15/2027	3,328	3,203	3,254	2.24
							26,362	26,735	18.40
Interactive Media & Services
MH Sub I, LLC	(11)	L +	3.75%	8.59%	9/13/2024	3,826	3,773	3,771	2.60
Project Boost Purchaser, LLC	(9)	L +	3.50%	8.34%	5/30/2026	4,079	3,979	4,014	2.76
							7,752	7,785	5.36

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	$2,079	$2,007	$2,040	1.40%
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.22%	2/10/2028	2,086	1,897	1,955	1.35
Virtusa Corp.	(10)	L +	3.75%	8.66%	2/11/2028	4,079	4,022	4,039	2.78
World Wide Technology Holding Co, LLC	(4)(9)	SOFR +	3.25%	8.18%	3/1/2030	1,014	1,003	1,012	0.70
							8,929	9,046	6.23
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	8.41%	11/12/2026	2,797	2,720	2,760	1.90
Life Sciences Tools & Services
LSCS Holdings, Inc.	(9)	L +	4.50%	9.34%	12/16/2028	2,475	2,377	2,386	1.64
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.66%	11/30/2027	4,079	3,987	3,996	2.75
							6,364	6,382	4.39
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	8.84%	8/31/2028	4,278	4,209	4,264	2.93
Titan Acquisition Ltd.	(8)	L +	3.00%	8.15%	3/28/2025	2,984	2,864	2,838	1.95
							7,073	7,102	4.88
Media
Radiate Holdco, LLC	(10)	L +	3.25%	8.09%	9/25/2026	2,985	2,752	2,455	1.69
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.11%	3/31/2032	2,727	2,700	2,697	1.86
							5,452	5,152	3.55
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	L +	3.50%	8.23%	6/5/2028	4,325	4,300	4,299	2.96
Professional Services
APFS Staffing Holdings Inc	(4)(9)	SOFR +	4.00%	8.89%	12/29/2028	3,960	3,855	3,920	2.70
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.38%	8/2/2028	4,278	4,168	4,166	2.87
Camelot US Acquisition LLC	(11)	L +	3.00%	7.84%	10/30/2026	3,135	3,102	3,132	2.16
Cast & Crew Payroll, LLC	(8)	L +	3.50%	8.34%	2/9/2026	3,532	3,499	3,533	2.43
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.65%	4/9/2027	4,300	4,184	4,175	2.87
Inmar, Inc.	(11)	L +	4.00%	9.16%	5/1/2024	2,084	1,943	2,003	1.38
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.40%	5/23/2025	721	715	712	0.49
VT Topco, Inc.	(7)(10)	L +	3.75%	8.59%	8/1/2025	3,978	3,903	3,930	2.70
							25,369	25,571	17.60
Software
Apex Group Treasury, LLC	(9)	L +	3.75%	8.56%	7/27/2028	3,582	3,453	3,507	2.41
Apttus Corp.	(10)	L +	4.25%	9.08%	5/8/2028	3,591	3,426	3,495	2.41
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.59%	10/2/2025	3,579	3,492	3,540	2.44
Cloudera, Inc.	(9)	SOFR +	3.75%	8.66%	10/8/2028	3,591	3,418	3,438	2.37
ConnectWise, LLC	(9)	L +	3.50%	8.34%	9/29/2028	3,557	3,431	3,446	2.37
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.59%	10/16/2028	2,189	1,979	2,028	1.40
ECI Macola Max Holding, LLC	(10)	L +	3.75%	8.91%	11/9/2027	3,532	3,456	3,459	2.38
Epicor Software Corp.	(10)	L +	3.25%	8.09%	7/30/2027	3,582	3,503	3,525	2.43
GI Consilio Parent, LLC	(9)	L +	4.00%	8.84%	5/12/2028	2,139	2,044	2,004	1.38
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.84%	12/1/2027	3,591	3,550	3,545	2.44
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.78%	11/19/2026	3,582	3,274	3,205	2.21
Idera, Inc.	(10)	L +	3.75%	8.51%	3/2/2028	2,888	2,754	2,763	1.90
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	9.53%	5/2/2029	3,430	3,324	3,242	2.23
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	6.91%	9/12/2029	3,977	3,953	3,943	2.71

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.85%	4/26/2024	$4,427	$4,362	$4,407	3.03%
RealPage, Inc.	(9)	L +	3.00%	7.84%	4/24/2028	5,797	5,563	5,636	3.88
Rocket Software, Inc.	(8)	L +	4.25%	9.09%	11/28/2025	3,581	3,500	3,524	2.43
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	8.91%	8/14/2026	3,581	3,491	3,533	2.43
Sophia, LP	(9)	L +	3.50%	8.66%	10/7/2027	3,328	3,231	3,295	2.27
Sovos Compliance, LLC	(9)	L +	4.50%	9.34%	8/11/2028	3,582	3,512	3,400	2.34
Surf Holdings, LLC	(8)	L +	3.50%	8.51%	3/5/2027	3,582	3,539	3,555	2.45
Symphony Technology Group	(5)(10)	L +	4.75%	9.58%	7/27/2028	3,591	3,286	2,974	2.05
Symphony Technology Group	(5)(9)	SOFR +	3.75%	8.52%	3/1/2029	3,582	3,428	3,378	2.32
The Ultimate Software Group, Inc.	(9)	L +	3.25%	8.03%	5/4/2026	4,375	4,269	4,271	2.94
Vision Solutions, Inc.	(10)	L +	4.00%	8.82%	4/24/2028	2,189	1,875	1,954	1.34
							85,113	85,067	58.56
Specialty Retail
EG America, LLC	(9)	L +	4.25%	9.09%	3/31/2026	2,438	2,261	2,340	1.61
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.66%	12/22/2028	2,389	2,259	2,263	1.56
SRS Distribution, Inc.	(9)	L +	3.50%	8.34%	6/2/2028	4,090	3,922	3,960	2.73
							6,181	6,223	4.29
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.90%	12/17/2027	3,480	3,398	3,441	2.37
Total First Lien Debt							431,265	433,290	298.20
Total Investment Portfolio							431,265	433,290	298.20
Cash and Cash Equivalents
Other Cash and Cash Equivalents							7,181	7,181	4.94
Total Portfolio Investments, Cash and Cash Equivalents							$438,446	$440,471	303.14%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate ("STIBOR" or "ST"), Copenhagen Interbank Offered Rate ("CIBOR" or "CI"), Norwegian Interbank Offered Rate ("NIBOR" or "N"), Swiss Average Rate Overnight (“SARON” or “SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)Reserved
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	$515	$—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	9	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	2	—
Total First Lien Debt			$526	$—

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2023 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2023 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2023 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2023 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of March 31, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2022:

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027	$424	$421	$416	0.31%
Atlas CC Acquisition Corp.	(10)	L +	4.25%	8.98%	5/25/2028	2,684	2,465	2,273	1.72
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028	4,089	4,011	4,001	3.03
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028	4,090	4,045	4,024	3.04
							10,942	10,714	8.10
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.13%	3/24/2026	3,591	3,499	3,509	2.65
Airlines
United Airlines, Inc.	(10)	L +	3.75%	8.11%	4/21/2028	4,489	4,448	4,445	3.36
Auto Components
Clarios Global LP	(5)(8)	SOFR +	3.25%	7.63%	4/30/2026	5,350	5,291	5,262	3.98
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028	3,491	3,214	3,260	2.47
Building Products
Griffon Corporation	(9)	SOFR +	2.50%	7.01%	1/24/2029	1,258	1,243	1,238	0.94
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029	2,593	2,431	2,451	1.85
							3,674	3,689	2.79
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026	5,336	5,214	5,231	3.96
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028	2,743	2,641	2,567	1.94
							7,855	7,798	5.90
Chemicals
WR Grace Holdings, LLC	(9)	L +	3.75%	8.50%	9/22/2028	3,591	3,553	3,534	2.67
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	4,289	4,166	4,210	3.18
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	3,591	3,413	3,419	2.59
Anticimex, Inc.	(9)	L +	3.50%	8.23%	11/16/2028	4,439	4,341	4,295	3.25
APX Group, Inc.	(11)	L +	3.25%	6.73%	7/10/2028	5,336	5,090	5,289	4.00
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	4,987	4,805	4,782	3.62
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	4,090	3,968	3,944	2.98
Energizer Holdings Inc	(9)	L +	3.75%	8.13%	12/8/2028	3,600	3,444	3,452	2.61
Garda World Security Corp.	(8)	L +	4.25%	8.93%	10/30/2026	5,350	5,167	5,219	3.95
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.33%	7/11/2025	3,589	3,559	3,464	2.62
							37,953	38,074	28.80
Construction & Engineering
Refficiency Holdings, LLC	(10)	L +	3.75%	7.82%	12/16/2027	3,493	3,395	3,316	2.51
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	4,150	4,012	4,020	3.04
Containers & Packaging
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	4,539	4,438	4,377	3.31
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	5,350	5,261	5,207	3.94
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	5,337	5,223	5,096	3.85
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.96%	11/3/2025	4,090	3,962	3,927	2.97
Ring Container Technologies Group, LLC	(9)	L +	3.50%	7.88%	8/12/2028	2,150	2,135	2,126	1.61
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	4,090	3,923	3,912	2.96
Trident TPI Holdings, Inc.	(9)	L +	4.00%	7.67%	9/15/2028	5,337	5,147	5,137	3.89
							30,089	29,782	22.53

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	$3,192	$3,045	$3,026	2.29%
Colibri Group, LLC	(10)	SOFR +	5.00%	8.87%	3/12/2029	4,289	4,141	4,014	3.04
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	4,987	4,912	4,802	3.63
Learning Care Group	(11)	L +	3.25%	7.61%	3/13/2025	4,987	4,848	4,652	3.52
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	5,337	5,236	5,144	3.89
SSH Group Holdings, Inc.	(8)	L +	4.25%	7.92%	7/30/2025	4,948	4,860	4,847	3.67
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	3,591	3,540	3,501	2.65
Weld North Education, LLC	(9)	L +	3.75%	7.72%	12/21/2027	4,090	4,049	4,017	3.04
							34,631	34,003	25.73
Diversified Financial Services
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	2,992	2,809	2,766	2.09
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	5,312	5,073	4,860	3.68
Sedgwick Claims Management Services, Inc.	(8)	L +	3.25%	7.63%	12/31/2025	4,987	4,884	4,859	3.68
							12,766	12,485	9.45
Diversified Telecommunication Services
Numericable US, LLC	(8)	L +	2.75%	7.16%	7/31/2025	2,100	1,961	1,999	1.51
Numericable US, LLC	(8)	L +	3.69%	7.77%	1/31/2026	2,200	2,048	2,044	1.55
Zacapa, LLC	(9)	SOFR +	4.25%	8.83%	3/22/2029	4,090	3,956	3,941	2.98
							7,965	7,984	6.04
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028	4,090	3,864	3,815	2.89
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028	2,693	2,584	2,592	1.96
Presidio, Inc.	(8)	SORF +	3.50%	7.92%	1/22/2027	3,591	3,556	3,540	2.68
							6,140	6,132	4.64
Entertainment
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025	3,600	3,552	3,530	2.67
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	8.68%	2/27/2026	2,169	1,971	1,947	1.47
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028	4,090	3,955	3,906	2.95
Sunshine Luxembourg VII S.à r.l, LLC	(10)	L +	3.75%	8.48%	10/1/2026	5,311	5,162	5,100	3.86
							11,088	10,953	8.28
Health Care Providers & Services
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027	2,593	2,459	2,369	1.79
Electron Bidco, Inc.	(9)	L +	3.00%	7.38%	11/1/2028	5,337	5,226	5,204	3.94
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025	3,575	3,338	3,379	2.56
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028	611	597	579	0.44
Surgery Centers Holdings, Inc.	(10)	L +	3.75%	8.05%	8/31/2026	4,823	4,645	4,774	3.61
							16,265	16,305	12.34
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	7.82%	2/15/2029	3,577	3,197	3,189	2.41
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027	4,439	4,325	4,286	3.24
Verscend Holding Corp.	(8)	L +	4.00%	8.38%	8/27/2025	4,090	4,077	4,072	3.08
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026	4,189	4,132	4,126	3.12
							15,731	15,673	11.85

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028	$5,336	$5,284	$5,285	4.00%
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029	4,289	4,155	4,087	3.09
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027	4,100	4,006	3,985	3.01
Mic Glen, LLC	(9)	L +	3.50%	7.88%	7/21/2028	4,450	4,291	4,244	3.21
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027	4,089	3,947	3,943	2.98
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	7.54%	10/2/2028	3,491	3,366	3,240	2.45
Whatabrands, LLC	(9)	L +	3.25%	7.63%	8/3/2028	3,591	3,494	3,479	2.63
							28,543	28,263	21.37
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	7.97%	7/31/2028	5,337	5,146	5,040	3.81
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028	4,987	4,785	4,755	3.60
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029	2,594	2,470	2,429	1.84
Vertical US Newco, Inc.	(9)	L +	3.50%	6.87%	7/30/2027	5,337	5,143	5,149	3.89
							12,398	12,333	9.33
Insurance
Acrisure LLC	(9)	L +	4.25%	8.63%	2/15/2027	666	636	646	0.49
Acrisure LLC	(9)	L +	3.75%	8.13%	2/15/2027	2,992	2,828	2,850	2.16
Alliant Holdings Intermediate, LLC	(8)	L +	3.25%	7.63%	5/9/2025	712	700	704	0.53
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/6/2027	2,893	2,822	2,831	2.14
AssuredPartners, Inc.	(9)	L +	3.50%	7.88%	2/12/2027	5,312	5,130	5,157	3.90
Baldwin Risk Partners, LLC	(9)	L +	3.50%	7.79%	10/14/2027	5,336	5,284	5,216	3.95
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027	5,336	5,179	5,185	3.92
Howden Group Holdings Limited	(10)	L +	3.25%	7.69%	11/12/2027	5,336	5,235	5,206	3.94
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	4,987	4,930	4,949	3.74
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	5,336	5,123	5,117	3.87
							37,867	37,861	28.64
Interactive Media & Services
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	5,336	5,249	5,197	3.93
Project Boost Purchaser, LLC	(9)	L +	3.50%	7.88%	5/30/2026	4,090	3,981	3,954	2.99
							9,230	9,151	6.92
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	4,089	3,965	3,960	3.00
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	3,591	3,249	3,241	2.45
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	4,090	4,030	3,959	2.99
							11,244	11,160	8.44
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	7.98%	11/12/2026	2,804	2,722	2,682	2.03
Life Sciences Tools & Services
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	4,289	3,870	3,553	2.69
LSCS Holdings, Inc.	(9)	L +	4.50%	8.88%	12/16/2028	2,481	2,379	2,377	1.80
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.23%	11/30/2027	4,090	3,992	3,889	2.94
							10,241	9,819	7.43
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028	4,289	4,216	4,181	3.16
Titan Acquisition Ltd.	(8)	L +	3.00%	5.88%	3/28/2025	2,992	2,856	2,803	2.12
							7,072	6,984	5.28
Media
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026	2,992	2,742	2,445	1.85

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	L +	3.75%	8.48%	6/5/2028	$5,336	$5,304	$5,320	4.02%
Professional Services
APFS Staffing Holdings, Inc.	(4)(9)	SOFR +	4.00%	8.09%	12/29/2028	3,970	3,860	3,801	2.88
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028	4,289	4,174	4,109	3.11
Camelot US Acquisition LLC	(4)(11)	SOFR +	3.00%	7.38%	10/30/2026	4,300	4,252	4,241	3.21
Cast & Crew Payroll, LLC	(8)	L +	3.50%	7.88%	2/9/2026	3,541	3,505	3,499	2.65
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027	5,311	5,159	4,974	3.76
Inmar, Inc.	(11)	L +	4.00%	8.73%	5/1/2024	4,089	3,751	3,732	2.82
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025	722	716	714	0.54
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025	3,878	3,811	3,766	2.85
							29,228	28,836	21.82
Software
Apex Group Treasury, LLC	(9)	L +	3.75%	8.26%	7/27/2028	3,591	3,456	3,438	2.60
Apttus Corp.	(10)	L +	4.25%	8.66%	5/8/2028	3,600	3,427	3,384	2.56
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025	3,589	3,494	3,445	2.61
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028	3,600	3,419	3,406	2.58
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028	3,566	3,434	3,397	2.57
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.13%	10/16/2028	2,194	1,974	1,970	1.49
ECI Macola Max Holding, LLC	(10)	L +	3.75%	8.48%	11/9/2027	3,541	3,461	3,408	2.58
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027	3,591	3,507	3,456	2.61
GI Consilio Parent, LLC	(9)	L +	4.00%	8.38%	5/12/2028	2,145	2,045	2,034	1.54
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027	3,600	3,557	3,464	2.62
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026	3,591	3,262	3,247	2.46
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028	2,145	2,043	2,028	1.53
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029	4,439	4,302	4,170	3.15
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	6.42%	9/12/2029	5,350	5,318	5,271	3.99
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024	4,439	4,359	4,341	3.28
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028	5,312	5,113	5,062	3.83
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025	3,591	3,501	3,461	2.62
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	8.32%	8/14/2026	3,591	3,493	3,498	2.65
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027	5,336	5,173	5,163	3.91
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028	3,591	3,518	3,317	2.51
Surf Holdings, LLC	(8)	L +	3.50%	8.23%	3/5/2027	3,591	3,546	3,491	2.64
Symphony Technology Group	(5)(10)	L +	4.75%	9.17%	7/27/2028	3,600	3,280	3,099	2.34
Symphony Technology Group	(5)(9)	SOFR +	3.75%	7.97%	3/1/2029	3,591	3,430	3,352	2.54
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026	5,386	5,245	5,137	3.89
TransDigm Inc	(12)	SOFR +	6.15%	10.47%	2/22/2027	187	184	187	0.14
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028	2,194	1,865	1,823	1.38
							89,406	88,049	66.62

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
EG America, LLC	(9)	L +	4.25%	8.98%	3/31/2026	$4,443	$4,092	$4,173	3.16%
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028	2,145	2,008	1,986	1.50
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.88%	6/2/2028	4,100	3,924	3,930	2.97
							5,932	5,916	4.47
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027	4,489	4,378	4,300	3.25
Total First Lien Debt							495,472	490,615	371.11
Total Investment Portfolio							495,472	490,615	371.11
Cash and Cash Equivalents
Other Cash and Cash Equivalents							2,767	2,767	2.09
Total Portfolio Investments, Cash and Cash Equivalents							$498,239	$493,382	373.20%
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	$515	$—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	43	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	112	—
Total Unfunded Commitments			$670	$—

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

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of March 31, 2023 and December 31, 2022 (Unaudited):

	March 31, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $431,265 and $495,472 at March 31, 2023 and December 31, 2022, respectively)	$433,290	$490,615
Cash and cash equivalents	7,181	2,767
Interest receivable	3,787	4,539
Receivable for investments sold	21,705	1,624
Total assets	$465,963	$499,545
LIABILITIES
Debt	$302,500	$365,000
Interest payable and other liabilities	18,162	2,342
Total liabilities	320,662	367,342
MEMBERS’ EQUITY
Members’ Equity	145,301	132,203
Total Members’ Equity	145,301	132,203
Total liabilities and members’ equity	$465,963	$499,545
The following table presents the selected consolidated statement of operations information of the Verdelite JV as of March 31, 2023 (Unaudited):

For the three months ended March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,643
Other income	110
Total investment income	10,753
Expenses:
Interest expense	5,564
Other expenses	75
Total expenses	5,639
Net investment income before taxes	5,114
Tax Expense	—
Net investment income after taxes	$5,114
Net realized and change in unrealized gain (loss) on investments
Net unrealized gain (loss) on investments	6,886
Net realized gain (loss) on investments	1,098
Total net realized and change in unrealized gain (loss) on investments	7,984
Net increase (decrease) in net assets resulting from operations	$13,098
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2023, except as discussed below.

April Subscriptions and Dividend Declarations

The Company received approximately $493.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective April 1, 2023.

On April 19, 2023, the Company’s Board declared net distributions of $0.2100 per Class I share, $0.1925 per Class S share, and $0.2048 per Class D share, which is payable on May 26, 2023 to shareholders of record as of April 30, 2023.
May Subscriptions

The Company received approximately $388.8 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective May 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and "Part II, Item 8--Consolidated Financial Statement and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time by the Company's periodic filings with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's periodic filings with the SEC.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, we will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). We expect that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
Most of our investments are in U.S. private companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in U.S private companies), we also expect to invest to some extent in European and other non-U.S. companies, but do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. From time to time, we may co-invest with other Blackstone Credit funds.
Key Components of Our Results of Operations

Investments
We focus primarily on loans and securities, including syndicated loans, of U.S. private companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.

Portfolio and Investment Activity
For the three months ended March 31, 2023, we acquired $808.2 million aggregate principal amount of investments (including $10.6 million of unfunded commitments), $797.8 million of which was first lien debt, $10.0 million of which was second lien debt, $0.4 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2023	2022
Investments:
Total investments, beginning of period	$49,935,296	$30,698,023
New investments purchased (1)	827,172	7,842,704
Net accretion of discount on investments	39,863	23,451
Net realized gain (loss) on investments (6)	(101,696)	1,662
Investments sold or repaid (7)	(1,988,650)	(789,219)
Total investments, end of period	$48,711,985	$37,776,621
Amount of investments funded at principal:
First lien debt investments	$787,159	$6,694,844
Second lien debt investments	10,000	344,936
Unsecured debt	—	38,949
Structured finance investments	—	60,936
Equity investments and Investments in Joint Ventures (5)	412	772,073
Total	$797,571	$7,911,738
Proceeds from investments sold or repaid:
First lien debt investments	$(1,837,569)	$(724,070)
Second lien debt investments	(23,966)	(18,710)
Unsecured debt	(14,616)	(17,571)
Structured finance investments	—	(6,100)
Equity investments and Investments in Joint Ventures	(112,500)	(22,770)
Total	$(1,988,651)	$(789,221)

	March 31, 2023	December 31, 2022
Number of portfolio companies	516	532
Weighted average yield on debt and income producing investments, at cost (2)(3)	11.08%	10.37%
Weighted average yield on debt and income producing investments, at fair value (2)(3)	11.29%	10.59%
Average loan to value (LTV) (4)	42.00%	43.60%
Percentage of debt investments bearing a floating rate, at fair value	99.90%	99.80%
Percentage of debt investments bearing a fixed rate, at fair value	0.10%	0.20%
Percentage of assets on non-accrual (8)	0.33%	0.07%
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
(3)As of March 31, 2023 and December 31, 2022, the weighted average total portfolio yield at cost was 10.43% and 9.75%, respectively. The weighted average total portfolio yield at fair value was 10.61% and 9.95%, respectively.
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
(5)Includes $0.0 million and $733.4 million of investments in our joint ventures for the three months ended March 31, 2023 and 2022, respectively.
(6)Net realized gain (loss) on investments includes $0.0 million and $0.0 million of net realized losses related to investments contributed in-kind to our joint ventures for the quarter ended March 31, 2023 and March 31, 2022.
(7)Investments sold or repaid includes the amortized cost of First lien debt investments and Second lien debt investments of $0.0 million and $0.0 million, respectively, related to investments contributed in-kind to our joint ventures for the period ended March 31, 2023 and March 31, 2022.
(8)As a percentage of total amortized cost of Investments (excluding Investments in Joint Ventures). Assets on non-accrual represented 0.16% and 0.04% of total fair value of Investments (excluding Investments in Joint Ventures) as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, our portfolio companies had a weighted average annual EBITDA of $200.0 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our Investments, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 4. Investments”.
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
As of March 31, 2023, the Company and the Emerald JV Partner has committed $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interest of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.

As of March 31, 2023, the Emerald JV had total investments at fair value of $5,805.8 million. The following table is a summary of JV’s portfolio as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Total senior secured debt investments at fair value	$5,672,897	$5,722,448
Number of portfolio companies	311	443
Weighted average yield on debt and income producing investments, at fair value (2)	11.14%	10.88%
Weighted average yield on debt and income producing investments, at cost (2)	11.00%	10.72%
Percentage of debt portfolio at floating interest rates (1)	100.00%	93.50%
Percentage of debt portfolio at fixed interest rates (1)	0.00%	6.50%
Percentage of assets on non-accrual (1)	0.19%	0.18%
(1)As a percentage of total amortized cost of Investments of Emerald JV. Assets on non-accrual represented 0.08% and 0.09% of total fair value of Investments of Emerald JV as of March 31, 2023 and December 31, 2022, respectively
(2)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

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

On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV partner own 87.5% and 12.5%, respectively, of the equity ownership interest of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.

As of March 31, 2023, the Verdelite JV had total investments at fair value of $433.3 million. The following table is a summary of JV’s portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Total senior secured debt investments at fair value	$433,290	$490,615
Number of portfolio companies	132	129
Weighted average yield on debt and income producing investments, at fair value (2)	9.62%	9.25%
Weighted average yield on debt and income producing investments, at cost (2)	9.66%	9.16%
Percentage of debt portfolio at floating interest rates (1)	100.00%	100.00%
Percentage of debt portfolio at fixed interest rates (1)	0.00%	0.00%
Percentage of assets on non-accrual (1)	0.00%	0.00%
(1)Verdelite JV had no assets on non-accrual as of March 31, 2023 and December 31, 2022.
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

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 11. Joint Ventures”.

Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Total investment income	$1,335,742	$555,686
Net expenses	638,645	217,865
Net investment income before excise tax	697,097	337,821
Excise tax expense	7,742	117
Net investment income after excise tax	689,355	337,704
Net unrealized appreciation (depreciation)	156,183	(86,576)
Net realized gain (loss)	(92,683)	2,615
Net increase (decrease) in net assets resulting from operations	$752,855	$253,743
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$1,231,747	$512,807
Payment-in-kind interest income	40,820	21,419
Dividend income	62,178	20,811
Fee income	997	649
Total investment income	$1,335,742	$555,686

Total investment income increased to $1,335.7 million for the three months ended March 31, 2023 from $555.7 million for the same period in the prior year primarily driven by our deployment of capital, increased benchmark interest rates driving increased interest income from our investments and dividend income from our joint ventures. The size of our investment portfolio grew to $47,905.8 million at March 31, 2023 from $37,777.5 million at March 31, 2022. Included in investment income is dividend income of $62.2 million received from our Emerald JV and Verdelite JV joint ventures and our investment in Specialty Lending Company LLC (“SLC”).
While rising interest rates have favorably impacted our investment income during the three months ended March 31, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense	$436,223	$113,390
Management fees	73,603	50,627
Income based incentive fees	100,758	48,148
Capital gains incentive fees	—	(10,502)
Distribution and shareholder servicing fees
Class S	15,391	9,453
Class D	560	383
Professional fees	4,021	1,688
Board of Trustees’ fees	224	194
Administrative service expenses	1,922	1,186
Other general & administrative	4,644	2,370
Amortization of continuous offering costs	1,299	928
Total expenses	$638,645	$217,865
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $436.2 million for the three months ended March 31, 2023 compared to $113.4 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured note and debt securitization issuances. The average principal outstanding increased to $27,150.9 million for the three months ended March 31, 2023 from $18,101.5 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 6.31% for the three months ended March 31, 2023 from 2.40% for the same period in the prior year.
Management Fees
Management fees increased to $73.6 million for the three months ended March 31, 2023 compared to $50.6 million for the same period in the prior year primarily due to an increase in net assets.
Income Based Incentive Fees
Income based incentive fees increased to $100.8 million for the three months ended March 31, 2023 compared to $48.1 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $272.2 million for the three months ended March 31, 2023 from $144.7 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains incentive fees for the three months ended March 31, 2023. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses
Total other expenses were $28.1 million for the three months ended March 31, 2023, primarily comprised of $16.0 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $4.0 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $4.6 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares and the increased cost of servicing a significantly larger investment portfolio.
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
For the three months ended March 31, 2023 and 2022, the Company accrued $7.7 million and $0.1 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net unrealized gain (loss) on investments	$169,383	$(73,114)
Foreign currency forward contracts	(11,940)	(13,462)
Foreign currency transactions	(1,260)	—
Net unrealized gain (loss)	$156,183	$(86,576)
For the three months ended March 31, 2023, we had net unrealized gains on investments of $169.4 million, compared to net unrealized losses on investments of $73.1 million for the same period in the prior year, which were primarily driven by an increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.2%, from 96.3% as of December 31, 2022 to 96.6% as of March 31, 2023 partially due to changes in the economic outlook.
For the three months ended March 31, 2023, we had net unrealized losses of $11.9 million and $1.3 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the EUR, CAD, GBP, SEK and DKK exchange rates.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net realized gain (loss) on investments	$(101,696)	$1,662
Net realized gain (loss) on derivative instruments	4,770	—
Net realized gain (loss) on translation of assets and liabilities in foreign currencies and other transactions	4,243	953
Net realized gain (loss)	$(92,683)	$2,615
For the three months ended March 31, 2023, we generated net realized losses on investments of $101.7 million, which was primarily from full or partial sales of our debt investments. These were partially offset by net realized gains of $4.8 million on derivative assets and derivative liabilities from the settlement of our foreign currency derivative transactions. Additionally, we generated net realized gains of $4.2 million on foreign currency translations primarily as a result of fluctuations in the CHF, CAD, GBP, and EUR exchange rates vs. USD.
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
As of March 31, 2023 and December 31, 2022, our debt consisted of asset based leverage facilities, revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023 and December 31, 2022, we had an aggregate amount of $25,451.8 million and $26,842.2 million, of debt securities outstanding and our asset coverage ratio was 190.8% and 184.5%, respectively.
Cash and cash equivalents as of March 31, 2023, taken together with our $10,256.5 million of unused capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2023, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,676.3 million of Level 2 debt investments as of March 31, 2023, which could provide additional liquidity if necessary.
Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2023, we had $1,269.7 million in cash and cash equivalents. During the three months ended March 31, 2023, cash provided by operating activities was $1,966.8 million, primarily as a result of proceeds from sale of investments of $1,988.7 million, partially offset by funding portfolio investments of $779.9 million and a decrease in payables for investments purchases of $154.9 million. Cash used in financing activities was $2,054.4 million during the period, primarily as a result of $1,161.5 million of share repurchases and $1,449.1 million of net borrowings, partially offset by $881.1 million of subscriptions.

Equity
The following table presents transactions in the Common Shares during the three months ended March 31, 2023 (dollars in thousands except share amounts):

	March 31, 2023
	Shares	Amount
CLASS I
Subscriptions	18,970,925	$470,258
Share transfers between classes	44,780,246	1,111,972
Distributions reinvested	6,871,980	170,112
Share repurchases	(30,318,254)	(750,983)
Early repurchase deduction	—	57
Net increase (decrease)	40,304,897	$1,001,416
CLASS S
Subscriptions	14,482,809	$358,664
Share transfers between classes	(1,367,439)	(33,734)
Distributions reinvested	3,053,596	75,600
Share repurchases	(5,320,338)	(131,785)
Early repurchase deduction	—	139
Net increase (decrease)	10,848,628	$268,884
CLASS D
Subscriptions	2,111,714	$52,213
Share transfers between classes	(43,413,399)	(1,078,238)
Distributions reinvested	605,782	14,998
Share repurchases	(422,938)	(10,476)
Early repurchase deduction	—	11
Net increase (decrease)	(41,118,841)	$(1,021,492)
Total net increase (decrease)	10,034,684	$248,808

Distributions and Distribution Reinvestment Plan
The following table presents the Company’s distributions declared and payable for the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
			$0.6300	$392,229

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
			$0.5774	$168,893

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
			$0.6145	$22,249

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

For additional information on our distributions and dividend reinvestment plan, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9. Net Assets."
Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares.
During the three months ended March 31, 2023, approximately 36,061,530 shares were repurchased for a total value of $893.0 million (net of Early Repurchase Deduction).

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of March 31, 2023 and December 31, 2022, we had an aggregate principal amount of $25,451.8 million and $26,842.2 million, respectively, of debt outstanding.

For additional information on our debt obligations see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings.”

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $5,812.9 million and $6,343.1 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicles’ allocation may change prior to the date of funding. In this regard, as of March 31, 2023 and December 31, 2022, the Company estimates that it had $923.9 million and $1,219.5 million, respectively, of investments that are committed but not yet funded.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•Intermediary Manager Agreement; and.
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
Recent Developments

The first quarter of 2023 represented a turbulent period for markets, driven by concerns over slowing economic growth and exacerbated by stress in the U.S. and European banking systems. Despite market volatility amid challenges in the banking sector, sustained high interest rates and solid underlying company performance have continued to favorably impact our returns. Continued challenges in the banking sector may contribute to a more constrained financing market, which may create meaningful deployment opportunities for our private credit strategies as borrowers seek alternative financing sources. Nonetheless, significant market dislocation, particularly in the banking sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

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

Banking Sector Conditions

Recent bank closures in the United States have caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions—in particular smaller and/or regional banks—have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include the Company and/or its portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances or what other economic or other impacts there may be. In addition, uncertainty caused by recent bank failures—and general concern regarding the financial health and outlook for other financial institutions—could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

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

At this time, it is not possible to predict how markets will respond to the Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland, and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON, and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk, interest rate risk and inflation risk. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on January 26, 2023, February 24, 2023 and March 23, 2023 for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended March 31, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2023	36,061,530	3.91%	$24.77	December 31, 2022	$893,037	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 9, 2023, the Board appointed Teddy Desloge as the Chief Financial Officer of the Company, effective as of the close of business on May 10, 2023. Mr. Desloge will also serve as a Portfolio Manager of the Company, effective May 10, 2023. Mr. Desloge, born 1988, is a Managing Director with Blackstone. He is involved with investment management for Blackstone Credit’s various direct lending vehicles. Since joining Blackstone Credit in 2015, Mr. Desloge has been involved with investment management of various Direct Lending Funds and has been focused on origination, research, and execution of private and opportunistic credit investments across industries supporting Blackstone Credit's Private Credit Strategies. Mr. Desloge will also serve as the Chief Financial Officer of Blackstone Secured Lending Fund (“BXSL”).
Prior to joining Blackstone Credit in 2015, Mr. Desloge was an Associate at Gefinor Capital where he focused on origination, research and execution of private credit and equity investments. He started his career in the Leveraged Finance Group at Jefferies.
Mr. Desloge graduated from Hobart & William Smith Colleges with a BA and a major in Economics.

Mr. Desloge’s appointment coincides with the resignation, effective as of the close of business on May 10, 2023, of Kevin Kresge as the interim Chief Financial Officer of the Company. Mr. Kresge’s decision to resign was not the result of any disagreement relating to Blackstone or the Company’s operations, policies or practices.
On May 9, 2023, the Board appointed Matthew Alcide as the Chief Accounting Officer of the Company, effective as of the close of business on May 10, 2023. Mr. Alcide, born 1987, is a Senior Vice President with Blackstone. Mr. Alcide is a member of the Blackstone Credit BDC Finance Group where he oversees the accounting and financial reporting for Blackstone’s BDCs. Mr. Alcide will also serve as the Chief Accounting Officer of BXSL.
Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities.
Mr. Alcide graduated magna cum laude from Providence College with a BS in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York.
On May 9, 2023, the Board appointed Kris Corbett as the Controller and Treasurer of the Company, effective as of the close of business on May 10, 2023. Mr. Corbett, born 1978, is a Senior Vice President with Blackstone. Mr. Corbett is a member of the Blackstone Credit BDC Finance Group where he oversees the Blackstone Credit Product Control function as well as accounting for Blackstone’s BDCs. Mr. Corbett will also serve as the Controller and Treasurer of BXSL.
Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting, and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management, Ziff Brothers Investments and began his career in public accounting at PricewaterhouseCoopers.
Mr. Corbett graduated from the University of Massachusetts with a BBA in Accounting. Mr. Corbett is a Certified Public Accountant licensed in the State of New York, and a CFA Charterholder.
The appointments of Mr. Alcide as Chief Accounting Officer and Mr. Corbett as Controller and Treasurer coincide with the resignation, effective as of the close of business on May 10, 2023, of David Goldberg as the interim Chief Accounting Officer and interim Treasurer of the Company. Mr. Goldberg’s decision to resign was not the result of any disagreement relating to Blackstone or the Company’s operations, policies or practices.
On May 9, 2023, the Board appointed Stacy Wang as the Head of Stakeholder Relations of the Company, effective as of the close of business on May 10, 2023. Ms. Wang, born 1989, is a Principal with Blackstone. Prior to her current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors in Blackstone Credit products. Ms. Wang will also serve as the Head of Stakeholder Relations of BXSL.
Prior to joining Blackstone Credit in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions.
Ms. Wang graduated from the Stern School of Business at New York University with a BS in Finance and Journalism.
None of Mr. Desloge, Mr. Alcide, Mr. Corbett or Ms. Wang have any family relationships with any director or executive officer of the Company, and none of which is a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, Atlantia S.p.A.), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2021).

4.1
Fifth Amendment to Loan Financing and Servicing Agreement, dated as of April 4, 2023, by and among BCRED Denali Peak Funding LLC, BCRED Twin Peaks LLC, as servicer, the lenders party thereto, and Deutsche Bank AG, New York Branch, as facility agent.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Private Credit Fund

Date:	May 10, 2023	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer

Date:	May 10, 2023	/s/ Kevin Kresge
Kevin Kresge
Interim Chief Financial Officer