Form 10-Q
period 2023-06-30
Blackstone Private Credit Fund
filed 2023-08-11
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Registrant’s telephone number, including area code: (212) 503-2100
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 7, 2023 was 657,297,434, 322,587,176 and 12,454,999 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $46,107,745 and $47,528,550 at June 30, 2023 and December 31, 2022, respectively)	$45,356,457	$46,543,190
Non-controlled/affiliated investments (cost of $558 and $719 at June 30, 2023 and December 31, 2022, respectively)	2,779	2,813
Controlled/affiliated investments (cost of $2,317,940 and $2,406,027 at June 30, 2023 and December 31, 2022, respectively)	2,325,632	2,362,605
Total investments at fair value (cost of $48,426,243 and $49,935,296 at June 30, 2023 and December 31, 2022, respectively)	47,684,868	48,908,608
Cash and cash equivalents (restricted cash of $3,701 and $3,701 at June 30, 2023 and December 31, 2022, respectively)	1,389,032	1,351,901
Interest receivable from non-controlled/non-affiliated investments	559,248	586,632
Dividend receivable from controlled/affiliated investments	52,002	69,964
Receivable from broker	375,711	355,742
Deferred financing costs	110,532	102,324
Deferred offering costs	748	1,750
Receivable for investments sold	1,440,628	1,297,385
Subscription receivable	1,686	9,550
Derivative assets at fair value (Note 6)	—	3,952
Other assets	581	5,088
Total assets	$51,615,036	$52,692,896
LIABILITIES
Debt (net of unamortized debt issuance costs of $89,965 and $102,290 at June 30, 2023 and December 31, 2022, respectively)	$24,000,374	$26,493,658
Payable for investments purchased	1,562,973	1,345,581
Management fees payable (Note 3)	75,636	73,392
Income based incentive fees payable (Note 3)	109,501	94,117
Interest payable	322,263	316,000
Derivative liabilities at fair value (Note 6)	275,381	250,351
Due to affiliates	43,493	38,967
Distribution payable (Note 9)	205,657	198,736
Payable for share repurchases (Note 9)	1,204,469	1,170,768
Accrued expenses and other liabilities	19,650	26,261
Total liabilities	27,819,397	30,007,831
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (957,303,603 and 922,574,582 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	9,573	9,226
Additional paid in capital	24,546,310	23,689,778
Distributable earnings (loss)	(760,244)	(1,013,939)
Total net assets	23,795,639	22,685,065
Total liabilities and net assets	$51,615,036	$52,692,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	June 30, 2023	December 31, 2022
Class I Shares:
Net assets	$15,829,602	$14,537,932
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	636,830,636	591,237,616
Net asset value per share	$24.86	$24.59
Class S Shares:
Net assets	$7,769,195	$6,947,313
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	312,554,067	282,541,041
Net asset value per share	$24.86	$24.59
Class D Shares:
Net assets	$196,842	$1,199,819
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	7,918,900	48,795,925
Net asset value per share	$24.86	$24.59
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,274,647	$667,704	$2,506,394	$1,180,511
Payment-in-kind interest income	51,402	31,373	92,222	52,792
Dividend income	—	—	—	1,510
Fee income	384	13,448	1,381	14,097
From non-controlled/affiliated investments:
Dividend income	7	—	7	—
From controlled/affiliated investments:
Payment-in-kind interest income	262	—	262	—
Dividend income	80,603	24,312	142,781	43,613
Total investment income	1,407,305	736,837	2,743,047	1,292,523
Expenses:
Interest expense	438,599	158,169	874,822	271,559
Management fees (Note 3)	75,635	64,941	149,238	115,568
Income based incentive fees (Note 3)	109,501	62,964	210,259	111,112
Capital gains incentive fees (Note 3)	—	(4,557)	—	(15,059)
Distribution and shareholder servicing fees
Class S	16,297	12,439	31,688	21,892
Class D	121	538	681	921
Professional fees	3,959	3,939	7,980	5,627
Board of Trustees’ fees	240	208	464	402
Administrative service expenses (Note 3)	1,432	1,007	3,354	2,193
Other general & administrative	4,728	3,476	9,372	5,846
Amortization of continuous offering costs	1,016	1,214	2,315	2,142
Total expenses	651,528	304,338	1,290,173	522,203
Net investment income before excise tax	755,777	432,499	1,452,874	770,320
Excise tax expense	5,691	175	13,433	292
Net investment income after excise tax	750,086	432,324	1,439,441	770,028
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	14,594	(836,816)	137,836	(914,911)
Controlled/affiliated investments	5,315	(38,939)	51,114	(34,142)
Non-controlled/affiliated investments	(215)	(138)	127	46
Derivative instruments (Note 6)	(3,026)	11,793	(14,966)	(1,669)
Foreign currency and other transactions	(4,523)	—	(5,783)	—
Net unrealized appreciation (depreciation)	12,145	(864,100)	168,328	(950,676)
Realized gain (loss):
Non-controlled/non-affiliated investments	(76,354)	(17,565)	(178,050)	(15,903)
Non-controlled/affiliated investments	213	—	213	—
Derivative instruments (Note 6)	(2,464)	—	2,306	—
Foreign currency and other transactions	(820)	3,634	3,423	4,587
Net realized gain (loss)	(79,425)	(13,931)	(172,108)	(11,316)
Net realized and unrealized gain (loss)	(67,280)	(878,031)	(3,780)	(961,992)
Net increase (decrease) in net assets resulting from operations	$682,806	$(445,707)	$1,435,661	$(191,964)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operations:
Net investment income after excise tax	$750,086	$432,324	$1,439,441	$770,028
Net realized gain (loss)	(79,425)	(13,931)	(172,108)	(11,316)
Net change in unrealized appreciation (depreciation)	12,145	(864,100)	168,328	(950,676)
Net increase (decrease) in net assets resulting from operations	682,806	(445,707)	1,435,661	(191,964)
Distributions to common shareholders:
Class I	(415,176)	(286,660)	(807,405)	(511,347)
Class S	(178,614)	(106,896)	(347,507)	(187,144)
Class D	(4,804)	(17,015)	(27,053)	(28,996)
Net decrease in net assets resulting from distributions	(598,594)	(410,571)	(1,181,965)	(727,487)
Share transactions:
Class I:
Proceeds from shares sold	991,563	2,465,578	1,461,821	5,719,346
Share transfers between classes	19,887	25,240	1,131,859	39,479
Distributions reinvested	185,625	117,013	355,737	218,785
Repurchased shares, net of early repurchase deduction	(1,069,607)	(255,340)	(1,820,533)	(293,192)
Net increase (decrease) from share transactions	127,468	2,352,491	1,128,884	5,684,418
Class S:
Proceeds from shares sold	534,160	1,309,690	892,824	2,805,720
Share transfers between classes	(8,406)	(3,754)	(42,140)	(4,520)
Distributions reinvested	80,362	44,483	155,962	81,177
Repurchased shares, net of early repurchase deduction	(131,460)	(25,142)	(263,106)	(41,612)
Net increase (decrease) from share transactions	474,656	1,325,277	743,540	2,840,765
Class D:
Proceeds from shares sold	20,071	262,493	72,284	534,032
Share transfers between classes	(11,481)	(21,486)	(1,089,719)	(34,959)
Distributions reinvested	707	7,831	15,705	13,305
Repurchased shares, net of early repurchase deduction	(3,351)	(2,023)	(13,816)	(2,218)
Net increase (decrease) from share transactions	5,946	246,815	(1,015,546)	510,160
Total increase (decrease) in net assets	692,282	3,068,305	1,110,574	8,115,892
Net assets, beginning of period	23,103,357	17,902,407	22,685,065	12,854,820
Net assets, end of period	$23,795,639	$20,970,712	$23,795,639	$20,970,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,435,661	$(191,964)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(189,077)	949,007
Net change in unrealized gain/loss on derivative instruments	14,966	1,669
Net change in unrealized gain/loss on translation of assets and liabilities in foreign currency	5,783	—
Net realized (gain) loss on investments	177,837	15,903
Net realized (gain) loss on translation of assets and liabilities in foreign currency	(3,423)	—
Net realized (gain) loss on derivative instruments	(2,306)	—
Payment-in-kind interest capitalized	(99,977)	(62,785)
Net accretion of discount and amortization of premium	(82,560)	(56,991)
Amortization of deferred financing costs	15,190	10,778
Amortization of debt issuance costs and original issue discount on notes	13,242	8,866
Amortization of deferred offering costs	2,315	2,142
Purchases of investments	(1,677,844)	(17,826,021)
Proceeds from sale of investments and principal repayments	3,191,597	1,486,289
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	27,384	(217,947)
Dividend receivable from Controlled/affiliated investments	17,962	—
Receivable from broker	(19,969)	—
Receivable for investments sold	(143,243)	(69,741)
Other assets	4,507	(5,060)
Payable for investments purchased	217,392	951,867
Management fees payable	2,244	29,902
Income based incentive fees payable	15,384	26,959
Capital gains incentive fees payable	—	(15,058)
Due to affiliates	4,526	8,060
Interest payable	6,263	97,339
Accrued expenses and other liabilities	(6,611)	(13,317)
Net cash provided by (used in) operating activities	2,927,243	(14,870,103)
Cash flows from financing activities:
Borrowings on debt	2,250,773	11,805,978
Repayments on debt	(4,830,765)	(4,482,363)
Deferred financing costs paid	(26,568)	(36,082)
Debt issuance costs paid	(1,377)	(6,362)
Deferred offering costs paid	(337)	(4,666)
Proceeds from issuance of common shares	2,426,929	9,056,410
Repurchased shares, net of early repurchase deduction paid	(2,056,186)	(66,723)
Dividends paid in cash	(647,345)	(369,689)
Net cash provided by (used in) financing activities	(2,884,876)	15,896,503
Net increase (decrease) in cash and cash equivalents	42,367	1,026,400
Effect of foreign exchange rate changes on cash and cash equivalents	(5,236)	—
Cash and cash equivalents, beginning of period	1,351,901	617,986
Cash and cash equivalents, end of period	$1,389,032	$1,644,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)
	Six Months Ended June 30,
	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$963,045	$181,128
Distribution payable	205,657	144,580
Subscription receivable	1,686	—
Reinvestment of distributions during the period	527,404	313,267
Accrued but unpaid debt financing and debt issuance costs	—	2,004
Accrued but unpaid offering costs	6	6
Share repurchases accrued but not yet paid	1,204,469	282,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Amentum Government Services Holdings, LLC	(4)(8)	SOFR +	4.00%	9.22%	1/29/2027		$2,532	$2,535	$2,501	0.01%
Amentum Government Services Holdings, LLC	(4)(9)	SOFR +	4.00%	9.15%	2/15/2029		12,163	12,114	11,920	0.05
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.78%	5/25/2028		56,960	55,342	44,444	0.19
Cobham Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	11.99%	1/9/2030		1,995	1,929	1,948	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.38%	12/27/2027		954	918	935	0.00
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.41%	12/27/2027		30,418	30,411	29,810	0.13
Corfin Holdings, Inc.	(4)(11)	L +	6.00%	11.41%	2/5/2026		1,685	1,666	1,651	0.01
Linquest Corp.	(4)(5)(10)	SOFR +	5.75%	10.95%	7/28/2028		154,744	152,500	148,554	0.62
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.45%	10/2/2024		143,550	141,897	143,550	0.60
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.45%	9/29/2023		28,956	28,956	28,956	0.12
Loar Group, Inc.	(4)(7)(11)	SOFR +	7.25%	12.45%	4/1/2024		19,950	19,198	18,350	0.08
MAG DS Corp.	(11)	SOFR +	5.50%	10.84%	4/1/2027		10,483	10,366	9,893	0.04
Maverick Acquisition, Inc.	(4)(5)(11)	L +	6.25%	11.44%	6/1/2027		38,318	37,817	30,654	0.13
Maverick Acquisition, Inc.	(4)(5)(12)	L +	6.25%	11.44%	6/1/2027		10,149	9,952	8,119	0.03
Peraton Corp.	(10)	SOFR +	3.75%	8.95%	2/1/2028		13,580	13,607	13,369	0.06
Vertex Aerospace Services Corp.	(10)	SOFR +	3.50%	8.95%	12/6/2028		11,850	11,803	11,862	0.05
West Star Aviation Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	8.59%	3/1/2028		4,050	3,957	3,951	0.02
								534,968	510,467	2.15
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027		267,015	263,297	258,337	1.09
Alliance Ground	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027		95,188	93,648	92,094	0.39
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.35%	7/19/2029	EUR	114,140	111,315	118,258	0.50
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	10.99%	7/19/2029	102,349		100,129	100,814	0.42
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.84%	4/30/2027	104,085		103,536	102,004	0.43
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.44%	12/9/2026	28,088		27,543	28,088	0.12
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.44%	2/5/2029	139,452		137,221	139,452	0.59
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.15%	11.50%	6/15/2029	45,616		44,864	44,662	0.19
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	11.11%	12/30/2028	1,091		1,051	1,061	0.00
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	12/31/2028	216,100		212,273	211,197	0.89
SEKO Global Logistics Network, LLC	(4)(5)(11)	E +	4.75%	6.95%	12/30/2026	EUR	34,950	40,063	37,845	0.16
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	4.75%	10.14%	12/30/2026	59,386		58,920	58,941	0.25
SEKO Global Logistics Network, LLC	(4)(5)(11)	L +	4.75%	9.48%	12/30/2026	9,398		9,249	9,327	0.04
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	P +	3.75%	12.00%	12/30/2026	1,743		1,698	1,655	0.01
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	4.75%	10.02%	12/30/2026		9,048	8,989	8,890	0.04
The Kenan Advantage Group, Inc.	(10)	SOFR +	4.18%	9.48%	3/24/2026		13,116	13,128	13,110	0.06
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	9.50%	7/26/2028		14,114	14,007	13,441	0.06
								1,240,931	1,239,176	5.24
Airlines
Air Canada	(6)(10)	L +	3.50%	8.84%	8/11/2028		12,691	12,678	12,708	0.05
United Airlines, Inc.	(6)(10)	L +	3.75%	9.29%	4/21/2028		15,968	16,027	15,986	0.07
								28,705	28,694	0.12
Auto Components
Clarios Global LP	(6)(8)	SOFR +	3.75%	8.85%	5/6/2030		3,500	3,498	3,496	0.01
Metis Buyer, Inc.	(5)(7)(10)	SOFR +	4.00%	9.22%	5/4/2028		27,468	26,833	27,132	0.11
								30,331	30,628	0.12

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.49%	3/31/2028		$44,998	$44,222	$43,613	0.18%
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.77%	8/1/2028		25,870	25,497	24,900	0.10
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	8.50%	4/12/2028		7,335	7,316	7,050	0.03
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	8.95%	11/23/2027		53,753	53,600	50,743	0.21
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	9.35%	4/23/2028	EUR	28,400	30,779	29,435	0.12
Engineered Stone Group Holdings III Ltd.	(4)(6)(7)(10)	SOFR +	6.01%	11.06%	4/23/2028	58,583		57,656	54,463	0.23
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	SOFR +	6.00%	11.65%	2/26/2027		107,269	106,162	107,269	0.45
Great Day Improvements, LLC	(4)(10)	L +	6.25%	11.44%	12/29/2027		179,750	177,056	174,807	0.73
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.24%	2/25/2025		46,161	45,921	43,392	0.18
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.24%	2/25/2027		203,425	201,516	191,219	0.80
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.24%	2/25/2025		6,733	6,698	6,329	0.03
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.75%	3/12/2028		40,597	40,390	39,684	0.17
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	7.75%	12.80%	9/1/2027		112,573	111,009	101,315	0.43
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.51%	4/7/2025		149,212	146,744	147,720	0.62
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	8.70%	12/18/2027		5,517	5,527	5,480	0.02
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.84%	4/29/2029		3,486	3,369	3,412	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.45%	11/3/2028		25,338	25,139	24,806	0.10
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.89%	12/29/2026		56,265	55,605	56,265	0.24
								1,099,984	1,068,289	4.47
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	9.69%	7/31/2026		5,638	5,649	5,650	0.02
AllSpring Buyer, LLC	(6)(9)	SOFR +	3.00%	8.75%	11/1/2028		2,963	2,976	2,921	0.01
FFML Holdco Ltd	(4)(6)(8)	L +	6.25%	11.99%	11/30/2028	NZD	39,278	23,735	23,342	0.10
Focus Financial Partners LLC	(9)	SOFR +	3.50%	8.57%	6/30/2028		7,000	6,956	6,971	0.03
Focus Financial Partners LLC	(9)	SOFR +	3.25%	8.35%	6/30/2028		1,997	1,980	1,986	0.01
Resolute Investment Managers, Inc.	(11)	L +	4.25%	9.79%	4/30/2024		6,011	6,017	4,439	0.02
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.84%	12/22/2027		12,910	12,813	12,781	0.05
Superannuation And Investments US, LLC	(6)(9)	L +	3.75%	8.97%	12/1/2028		13,227	13,156	13,194	0.06
The Edelman Financial Engines Center, LLC	(10)	L +	3.75%	8.94%	4/7/2028		18,558	18,522	18,128	0.08
								91,804	89,412	0.38
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.70%	9/30/2026		4,924	4,933	4,857	0.02
Geon Performance Solutions, LLC	(10)	L +	4.50%	10.04%	8/18/2028		3,634	3,614	3,590	0.02
Hyperion Materials & Technologies, Inc.	(9)	L +	4.25%	9.73%	8/30/2028		17,608	17,560	17,503	0.07
Olympus Water US Holding Corp.	(9)	SOFR +	3.75%	9.25%	11/9/2028		5,541	5,530	5,336	0.02
Oxea Corporation	(6)(8)	SOFR +	3.25%	8.74%	10/14/2024		6	6	6	0.00
WR Grace Holdings, LLC	(6)(9)	L +	3.75%	9.31%	9/22/2028		4,232	4,245	4,214	0.02
								35,888	35,506	0.15
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	8.94%	2/27/2025		20,167	20,149	19,982	0.08
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.95%	5/12/2028		48,359	48,266	47,096	0.20
Anticimex, Inc.	(6)(9)	SOFR +	3.40%	8.45%	11/16/2028	11,825		11,788	11,695	0.05
APX Group, Inc.	(6)(9)	SOFR +	3.25%	8.46%	7/10/2028		17,479	17,447	17,488	0.07
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.74%	5/7/2028		366,583	366,583	366,583	1.54
Belfor Holdings, Inc.	(8)	SOFR +	4.00%	9.22%	4/6/2026		4,885	4,898	4,889	0.02

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	9.85%	3/31/2028	$8,109	$8,039	$7,982	0.03%
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.97%	3/31/2028	37,880	37,912	37,265	0.16
Divisions Holding Corp.	(10)	SOFR +	4.75%	9.85%	5/27/2028	9,746	9,672	9,567	0.04
EAB Global, Inc.	(9)	L +	3.50%	8.87%	8/16/2028	4,925	4,907	4,877	0.02
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	9.47%	8/31/2028	9,006	8,939	7,940	0.03
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.43%	10/30/2026	12,000	12,025	11,955	0.05
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.33%	2/1/2029	9,143	9,070	9,063	0.04
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.94%	7/11/2025	6,042	6,034	6,043	0.03
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.10%	12/15/2027	134,347	132,350	130,317	0.55
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.13%	12/15/2027	30,977	30,071	28,781	0.12
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.31%	12/18/2028	45,829	45,382	45,829	0.19
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.31%	12/17/2028	239,263	236,449	239,263	1.01
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.94%	12/10/2027	51,272	50,438	51,172	0.22
Knowledge Pro Buyer, Inc.	(4)(7)(10)	P +	4.75%	13.00%	12/10/2027	2,155	2,022	2,155	0.01
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.65%	10/19/2028	47,202	46,487	45,786	0.19
KPSKY Acquisition, Inc.	(4)(10)	SOFR +	5.50%	10.75%	10/19/2028	21,058	20,657	20,426	0.09
MaxGen Energy Services Corporation	(4)(11)	SOFR +	4.75%	9.99%	6/2/2027	82,447	81,043	79,974	0.34
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.25%	10.95%	12/1/2027	187,232	184,448	185,359	0.78
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.95%	12/1/2027	81,615	80,384	80,223	0.34
Pearce Services, LLC	(4)(7)(11)	SOFR +	4.75%	9.99%	6/2/2027	1,000	948	948	0.00
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	9.52%	12/15/2028	30,380	30,391	25,037	0.11
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	5.50%	10.84%	6/23/2027	16,296	16,080	9,176	0.04
Recycle & Resource US, LLC	(6)(9)	SOFR +	3.50%	9.00%	7/14/2028	5,141	5,113	4,631	0.02
Revspring, Inc.	(8)	SOFR +	4.00%	9.50%	10/11/2025	15,205	15,133	14,660	0.06
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.15%	11.37%	1/16/2026	1,538	1,506	1,519	0.01
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	11.37%	1/16/2026	14,472	14,170	14,291	0.06
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.15%	11.40%	1/15/2026	3,999	3,944	3,949	0.02
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.43%	11.25%	1/15/2026	4,446	4,385	4,390	0.02
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	L +	3.75%	8.97%	12/8/2028	27,214	27,113	26,840	0.11
USIC Holdings, Inc.	(10)	L +	3.50%	8.69%	5/12/2028	24,563	24,476	23,355	0.10
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.59%	1/21/2029	9,078	9,042	8,301	0.03
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.31%	11/2/2027	20,229	20,264	18,054	0.08
							1,648,025	1,626,861	6.86
Construction & Engineering
Aegion Corporation	(10)	SOFR +	4.75%	9.97%	5/17/2028	16,058	16,033	15,612	0.07
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.82%	5/3/2027	35,280	34,829	32,987	0.14
Brookfield WEC Holdings, Inc.	(9)	SOFR +	3.75%	8.85%	8/1/2025	2,978	2,898	2,984	0.01
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.20%	12/31/2027	212,158	206,665	210,639	0.89
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	10.41%	3/2/2028	23,317	23,167	22,734	0.10
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	8.95%	12/16/2027	11,292	11,225	11,244	0.05
Thermostat Purchaser III, Inc.	(4)(7)(10)	SOFR +	4.50%	9.91%	8/31/2028	42,663	41,690	41,403	0.17
Tutor Perini Corp.	(6)(11)	SOFR +	4.75%	10.25%	8/18/2027	2,607	2,626	2,363	0.01
							339,133	339,966	1.44
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.85%	10/19/2027	17,088	17,134	16,973	0.07

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.40%	11.79%	10/2/2028		$11,473	$11,059	$11,166	0.05%
Berlin Packaging, LLC	(9)	L +	3.75%	9.29%	3/11/2028		15,518	15,500	15,289	0.06
Charter NEX US, Inc.	(10)	SOFR +	3.75%	8.97%	12/1/2027		16,155	16,198	16,049	0.07
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.22%	8/4/2027		8,926	8,911	8,882	0.04
LABL, Inc.	(9)	SOFR +	5.00%	10.20%	10/29/2028		7,036	6,953	6,978	0.03
MAR Bidco Sarl	(6)(9)	L +	4.30%	9.46%	7/6/2028		3,888	3,874	3,742	0.02
Novolex, Inc.	(9)	SOFR +	4.18%	9.38%	4/13/2029		17,028	16,662	16,789	0.07
Pretium PKG Holdings, Inc.	(9)	L +	4.00%	9.51%	10/2/2028		23,531	23,206	17,739	0.07
ProAmpac PG Borrower, LLC	(10)	SOFR +	3.75%	9.14%	11/3/2025		16,433	16,460	16,289	0.07
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.72%	8/12/2028		1,000	996	997	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.47%	3/3/2028		7,144	7,105	6,970	0.03
Trident TPI Holdings, Inc.	(9)	L +	4.00%	9.54%	9/15/2028		16,057	16,014	15,839	0.07
								142,938	136,729	0.58
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.00%	12/10/2028		7,920	7,797	7,801	0.03
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.45%	10/17/2025		5,661	5,605	5,661	0.02
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.36%	12/29/2027		66,294	65,215	65,963	0.28
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.36%	12/29/2026		14,500	14,330	14,428	0.06
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.70%	11/2/2026		30,108	29,596	29,506	0.12
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.89%	6/23/2028		15,730	15,160	14,872	0.06
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.64%	6/23/2028		26,608	26,230	25,277	0.11
NDC Acquisition Corp.	(4)(11)	SOFR +	5.75%	11.09%	3/9/2027		21,994	21,622	21,554	0.09
NDC Acquisition Corp.	(4)(7)(11)	L +	5.75%	11.00%	3/9/2027		514	456	445	0.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.63%	5/13/2026		998	971	958	0.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.65%	11/13/2024		18,314	18,152	17,856	0.08
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.65%	11/13/2024		55,626	55,007	54,236	0.23
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.09%	6/30/2025		11,851	11,450	11,377	0.05
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.19%	6/30/2025		52,567	52,077	50,464	0.21
								323,668	320,398	1.34
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.70%	12/11/2028		20,685	20,334	19,495	0.08
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	11.30%	3/2/2028	GBP	40,700	55,274	51,300	0.22
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.65%	7/20/2028		953,464	946,581	953,464	4.01
Colibri Group, LLC	(10)	SOFR +	5.00%	10.39%	3/12/2029		9,897	9,816	9,600	0.04
Dreambox Learning Holding, LLC	(4)(5)(10)	SOFR +	6.25%	11.63%	12/1/2027		135,213	133,214	125,072	0.53
EM Bidco Limited	(6)(9)	SOFR +	4.25%	9.59%	7/6/2029		4,148	4,135	4,075	0.02
Go Car Wash Management Corp.	(4)(14)	SOFR +	6.25%	11.45%	12/31/2026		41,963	41,329	40,913	0.17
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	11.45%	12/31/2026		48,510	46,205	47,010	0.20
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	11.45%	12/31/2026		4,447	4,238	4,219	0.02
Groundworks, LLC	(4)(7)(11)	SOFR +	6.50%	11.65%	3/14/2030	715		691	693	0.00
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.94%	12/15/2028		15,816	15,708	15,623	0.07
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.59%	3/2/2029		4,005	3,988	3,779	0.02
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	3.75%	9.09%	3/23/2027		700	682	693	0.00
Sunshine Cadence Holdco, LLC	(8)	SOFR +	4.25%	9.75%	3/23/2027		39,392	36,996	38,605	0.16
TruGreen Limited Partnership	(10)	SOFR +	4.00%	9.20%	11/2/2027		5,865	5,891	5,413	0.02
University Support Services, LLC	(9)	SOFR +	3.25%	8.45%	2/10/2029		9,885	9,845	9,823	0.04
Weld North Education, LLC	(9)	SOFR +	3.75%	8.97%	12/21/2027		9,279	9,279	9,138	0.04
								1,344,206	1,338,915	5.64

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.95%	4/28/2028	$128,422	$126,727	$126,545	0.53%
Comet Acquisition, Inc.	(9)	SOFR +	4.25%	9.45%	10/24/2025	15,750	15,592	15,396	0.06
Lereta, LLC	(10)	SOFR +	5.25%	10.47%	7/30/2028	29,306	29,093	26,962	0.11
Mitchell International, Inc.	(9)	L +	3.75%	8.94%	10/15/2028	66,654	66,052	65,300	0.27
Polaris Newco, LLC	(9)	L +	4.00%	9.54%	6/2/2028	41,650	41,217	38,457	0.16
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.75%	8.85%	2/24/2028	5,238	5,189	5,214	0.02
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	13.20% (incl. 2.00% PIK)	11/5/2024	274,582	273,931	247,124	1.04
							557,801	524,998	2.19
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	SOFR +	5.50%	10.49%	8/15/2028	22,751	22,326	20,325	0.09
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.02%	10/1/2028	159,550	156,556	158,752	0.67
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	11.18%	10/1/2028	63,968	62,696	63,539	0.27
Zacapa, LLC	(6)(9)	SOFR +	4.00%	9.24%	3/22/2029	6,052	6,042	5,907	0.02
							247,620	248,523	1.05
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	10.36%	3/26/2027	50,751	50,002	50,244	0.21
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.84%	8/17/2028	198,790	195,570	197,303	0.83
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	6/21/2028	40,238	39,871	39,464	0.17
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	11.21%	8/30/2028	175,286	172,518	175,000	0.74
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	10.98%	11/25/2026	11,204	11,042	11,260	0.05
							419,001	423,027	1.79
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.33%	12/23/2026	25,385	25,088	22,973	0.10
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.38%	12/23/2026	1,954	1,941	1,768	0.01
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.25%	12/23/2026	7,619	7,564	6,895	0.03
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	10.57%	10/8/2029	464,546	454,733	454,139	1.91
Infinite Bidco, LLC	(9)	L +	3.25%	8.91%	3/2/2028	39,035	38,899	37,766	0.16
Ingram Micro, Inc.	(9)	L +	3.50%	9.04%	6/30/2028	2,920	2,899	2,915	0.01
Presidio, Inc.	(8)	SOFR +	3.50%	8.70%	1/22/2027	2,186	2,188	2,179	0.01
							533,312	528,635	2.23

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	12.15%	10/4/2024		$5,691	$5,542	$5,691	0.02%
EnergySolutions, LLC	(11)	L +	3.75%	9.29%	5/9/2025	4,448		4,448	4,379	0.02
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	11.38%	8/17/2029	8,489		8,281	8,386	0.04
Tetra Technologies, Inc.	(4)(6)(11)	SOFR +	6.25%	11.45%	9/10/2025	22,793		22,211	22,793	0.10
								40,482	41,249	0.18
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.84%	11/10/2028	7,681		7,622	7,565	0.03
Recorded Books, Inc.	(8)	SOFR +	4.00%	9.14%	8/29/2025	11,815		11,827	11,828	0.05
								19,449	19,393	0.08
Food Products
Quantum Bidco, Ltd.	(6)(8)	S +	5.93%	10.85%	1/29/2028	GBP	18,500	24,679	21,149	0.09
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	9.10%	12/18/2026	4,906		4,930	4,892	0.02
								29,609	26,041	0.11
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	11.92%	6/30/2028	622		600	599	0.00
Quality Distribution LLC	(4)(5)(7)(11)	L +	5.25%	11.58%	7/1/2028	6,909		6,627	6,193	0.03
								7,227	6,792	0.03
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(7)(9)	SOFR +	5.75%	11.14%	6/13/2029	25,253		24,673	24,506	0.10
Auris Luxembourg III Sarl	(6)(7)(8)	L +	3.75%	9.12%	2/27/2026	34,353		33,946	32,279	0.14
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.03%	11/1/2028	171,091		168,247	164,524	0.69
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	10.95%	7/6/2028	67,448		66,321	65,931	0.28
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.68%	9/13/2028	194,535		191,642	190,644	0.80
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.73%	9/13/2028	49,253		48,386	48,087	0.20
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.89%	7/20/2029	49,750		46,722	45,770	0.19
Natus Medical Incorporated	(4)(7)(9)	SOFR +	4.75%	9.95%	7/21/2027	3,463		3,348	2,767	0.01
Resonetics, LLC	(10)	L +	4.00%	9.10%	4/28/2028	39,001		38,220	37,989	0.16
Resonetics, LLC	(10)	L +	4.00%	9.10%	4/11/2029	27,372		26,840	26,662	0.11
Sunshine Luxembourg VII S.à r.l, LLC	(6)(10)	SOFR +	3.75%	9.09%	10/1/2026	13,836		13,866	13,784	0.06
								662,211	652,943	2.74
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.50%	10.65%	8/10/2029	CAD	205,798	156,372	146,207	0.61
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.95% (incl. 1.25% PIK)	8/2/2028	99,669		97,651	97,461	0.41
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.87%	5/7/2027	11,816		11,595	11,498	0.05
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.94%	5/7/2027	8,671		8,572	8,541	0.04
ADMI Corp.	(9)	SOFR +	3.75%	8.97%	12/23/2027	46,282		46,067	43,370	0.18
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.89%	2/25/2028	26,857		25,983	24,908	0.10
AMGH Holding Corp.	(11)	SOFR +	4.25%	9.47%	3/14/2025	11,554		11,565	6,557	0.03
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	9.87%	4/14/2028	CAD	14,896	11,789	13,768	0.06
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	C +	4.86%	10.45%	4/15/2027	CAD	4,523	3,486	3,226	0.01
Caramel Bidco Limited	(4)(5)(6)(7)(8)	S +	6.00%	10.43%	2/24/2029	GBP	60,000	78,306	71,840	0.30
Caramel Bidco Limited	(4)(5)(6)(8)	E +	6.00%	9.78%	2/24/2024	EUR	14,000	15,580	14,435	0.06
Caramel Bidco Limited	(4)(5)(6)(8)	SOFR +	6.00%	11.05%	2/24/2024	6,125		6,472	5,788	0.02

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	11.41% (incl. 2.75% PIK)	12/21/2028		$503,675	$495,579	$466,483	1.96%
Covenant Surgical Partners, Inc.	(8)	SOFR +	4.00%	8.82%	7/1/2026		2,938	2,909	2,299	0.01
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.65%	4/3/2028		25,543	25,389	24,968	0.10
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.50%	11.74%	4/3/2028		5,240	5,032	5,050	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.15%	10/4/2026		28,941	28,941	28,796	0.12
Global Medical Response, Inc.	(11)	L +	4.25%	9.44%	10/2/2025		34,116	34,170	19,361	0.08
Gordian Medical, Inc.	(10)	SOFR +	6.25%	11.75%	1/31/2027		31,604	30,921	22,637	0.10
Heartland Dental, LLC	(8)	SOFR +	4.00%	9.20%	4/30/2025		1,866	1,863	1,850	0.01
Jayhawk Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	10.35%	10/15/2026		273,631	270,072	268,158	1.13
LifePoint Health, Inc.	(8)	L +	3.75%	9.02%	11/16/2025		15,504	15,469	14,397	0.06
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	10.94%	2/1/2029		184,683	181,473	182,374	0.77
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	8.79%	3/12/2028		19,084	19,022	17,639	0.07
National Mentor Holdings, Inc.	(10)	SOFR +	3.75%	9.09%	3/2/2028		11,141	11,132	8,478	0.04
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	10.93% (incl. 5.59% PIK)	7/16/2027		397,819	395,329	387,874	1.63
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	10.63%	7/16/2027		47,368	47,162	46,184	0.19
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	10.45%	2/23/2029		3,905	3,868	2,735	0.01
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.98%	11/16/2025		50,082	49,820	50,081	0.21
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.00%	11/16/2025		9,357	9,357	9,357	0.04
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.95%	11/16/2025		4,211	4,211	4,211	0.02
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	10.06%	2/28/2028		22,906	22,772	20,472	0.09
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.94%	3/31/2027		30,543	30,365	27,056	0.11
Pediatric Associates Holding Co., LLC	(7)(9)	SOFR +	3.25%	8.47%	12/29/2028		419	405	411	0.00
PetVet Care Centers, LLC	(10)	L +	3.50%	8.69%	2/14/2025		54,122	54,103	53,121	0.22
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.60%	3/5/2026		7,964	7,964	7,886	0.03
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.99%	5/12/2029		91,035	88,979	81,829	0.34
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.01%	8/31/2029		126,926	124,614	125,558	0.53
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.45%	3/9/2026		14,229	14,229	14,229	0.06
Radnet, Inc.	(6)(10)	SOFR +	3.00%	8.22%	4/21/2028		4,826	4,809	4,822	0.02
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	11.09%	12/23/2028		466,316	459,003	457,815	1.92
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	11.14%	12/23/2028		22,702	20,120	19,397	0.08
Smile Doctors, LLC	(4)(7)(10)	P +	5.75%	13.00%	12/23/2027		2,078	1,302	1,039	0.00
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	11.50%	6/1/2028		623,786	615,534	593,411	2.49
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	10.93%	6/18/2028		69,184	67,545	64,712	0.27
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.09%	1/2/2029		157,904	155,626	152,196	0.64
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.00%	12/30/2026		4,500	4,185	3,713	0.02
Surgery Centers Holdings, Inc.	(6)(10)	L +	3.75%	8.90%	8/31/2026		9,435	9,430	9,434	0.04
The Fertility Partners, Inc.	(4)(5)(6)(10)	C +	5.75%	10.76%	3/16/2028	CAD	137,447	106,329	93,975	0.39
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.79%	9/16/2027	CAD	8,688	6,665	5,793	0.02
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	L +	5.75%	10.90%	3/16/2028		46,352	45,682	41,785	0.18
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.45%	9/15/2028		259,797	253,022	257,199	1.08
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.55%	9/15/2028		56,115	54,653	55,554	0.23

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
TTF Holdings, LLC	(10)	L +	4.00%	9.25%	3/31/2028		$4,006	$3,986	$4,009	0.02%
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	9.42%	10/1/2028		38,431	38,335	36,191	0.15
UMP Holdings, LLC	(4)(10)	SOFR +	5.50%	10.41%	7/15/2028		9,645	9,484	9,308	0.04
UMP Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.56%	7/15/2028		12,603	12,497	12,117	0.05
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.35%	6/18/2029		888,285	888,285	888,285	3.73
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	6.00%	11.38%	11/18/2027		127,120	125,262	121,082	0.51
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	L +	6.00%	11.48%	11/18/2027		54,163	53,277	50,976	0.21
Veonet GmbH	(6)(8)	S +	5.25%	10.18%	3/14/2029	GBP	170,000	218,826	207,912	0.87
WHCG Purchaser III, Inc.	(4)(5)(10)	SOFR +	5.75%	11.25%	6/22/2028		103,440	102,041	79,298	0.33
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.25%	6/22/2026		12,455	12,306	9,240	0.04
								5,716,792	5,520,356	23.15
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	8.59%	2/15/2029		36,745	36,391	35,304	0.15
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.74%	5/25/2029		389,532	382,967	381,742	1.60
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.99%	5/25/2029		86,596	84,929	85,604	0.36
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.85%	5/25/2029		30,271	28,913	29,176	0.12
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.84%	10/4/2029		370,709	362,352	367,002	1.54
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.84%	9/21/2026		51,606	50,944	51,606	0.22
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.74%	9/21/2026		70,040	69,084	70,040	0.29
Edifecs, Inc.	(4)(11)	SOFR +	7.00%	12.34%	9/21/2026		29,210	29,125	29,502	0.12
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	10/29/2028		97,675	96,101	95,799	0.40
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	10/29/2027		4,320	4,164	4,158	0.02
Imprivata, Inc.	(9)	SOFR +	3.75%	8.97%	12/1/2027		2,033	2,037	1,997	0.01
Netsmart Technologies, Inc.	(10)	SOFR +	4.00%	9.22%	10/1/2027		13,037	13,086	12,996	0.05
NMC Crimson Holdings, Inc.	(4)(10)	L +	6.00%	11.04%	3/1/2028		71,173	69,750	70,462	0.30
NMC Crimson Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	11.41%	3/1/2028		4,815	4,614	4,554	0.02
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.47%	3/10/2028		4,705	4,686	4,608	0.02
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	10.74%	4/1/2028		165,985	163,622	165,985	0.70
Verscend Holding Corp.	(8)	SOFR +	4.00%	9.22%	8/27/2025		30,324	30,361	30,353	0.13
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.22%	10/22/2026		12,353	12,366	12,337	0.05
								1,445,492	1,453,225	6.10
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	8.69%	8/17/2028		6,209	6,218	6,207	0.03
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	11.26%	4/2/2029		43,450	42,731	41,929	0.18
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.10%	1/27/2029		13,529	13,523	13,378	0.06
Flynn Restaurant Group LP	(9)	SOFR +	4.25%	9.47%	12/1/2028		7,605	7,552	7,524	0.03
IRB Holding Corp.	(10)	SOFR +	3.00%	8.20%	12/15/2027		15,682	15,682	15,594	0.07
Mic Glen, LLC	(9)	SOFR +	3.25%	8.47%	7/21/2028		21,468	21,379	21,122	0.09
Scientific Games Holdings LP	(9)	SOFR +	3.50%	8.42%	4/4/2029		10,372	10,349	10,261	0.04
Tacala Investment Corp.	(10)	L +	3.50%	8.69%	2/5/2027		38,672	38,702	38,121	0.16
Twin River Worldwide Holdings, Inc.	(6)(9)	L +	3.25%	8.40%	10/2/2028		9,676	9,631	9,474	0.04
Whatabrands LLC	(9)	L +	3.25%	8.47%	8/3/2028		5,486	5,437	5,461	0.02
								171,204	169,071	0.72
Household Durables
AI Aqua Merger Sub, Inc.	(6)(9)	SOFR +	3.75%	8.90%	7/31/2028		32,844	32,466	32,285	0.14
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	9.10%	12/14/2028		11,174	11,087	10,888	0.05
CEP V Investment 11 Sarl	(4)(6)(7)(10)	SA +	6.45%	7.89%	2/11/2028	CHF	47,449	43,967	51,873	0.22

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Industrial Conglomerates (continued)
Engineered Machinery Holdings, Inc.	(10)	L +	3.50%	9.04%	5/19/2028		$8,936	$8,913	$8,779	0.04%
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	9.05%	8/13/2029	EUR	25,197	25,413	26,940	0.11
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	10.94%	8/13/2029		162,750	159,860	159,303	0.67
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.50%	11.00%	8/12/2028		7,784	7,532	7,489	0.03
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.91%	3/31/2028		23,058	22,977	22,753	0.10
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.70%	4/5/2029		8,549	8,235	8,460	0.04
Vertical US Newco, Inc.	(6)(9)	L +	3.50%	8.60%	7/30/2027		17,796	17,847	17,681	0.07
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.26%	11/19/2028		22,748	22,667	20,658	0.09
								328,498	334,824	1.42
Insurance
Acrisure LLC	(9)	L +	4.25%	9.44%	2/15/2027		2,247	2,224	2,207	0.01
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.20%	10/2/2028		63,634	63,148	62,044	0.26
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.65%	11/6/2027		4,504	4,503	4,483	0.02
Amerilife Holdings LLC	(4)(10)	SOFR +	5.75%	10.88%	8/31/2029		307,749	302,326	304,671	1.28
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	4.75%	10.88%	8/31/2029		8,119	7,280	7,632	0.03
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	10.62%	8/31/2029		51,291	50,160	50,521	0.21
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.72%	2/12/2027		18,001	17,875	17,851	0.08
Baldwin Risk Partners, LLC	(6)(9)	L +	3.50%	8.65%	10/14/2027		7,844	7,818	7,730	0.03
Benefytt Technologies, Inc.	(4)(10)(17)	SOFR +	10.75%	15.85%	8/12/2027		98,483	95,433	46,780	0.20
Benefytt Technologies, Inc.	(4)(7)(10)(17)	SOFR +	10.75%	15.74%	8/12/2027		23,929	23,378	11,330	0.05
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	7.97%	1/27/2027		9,857	9,837	9,749	0.04
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	5.00%	10.05%	5/16/2029		138,161	135,048	137,957	0.58
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.25%	11.49%	10/29/2028		27,851	27,402	26,594	0.11
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.25%	11.59%	10/30/2028		23,644	23,289	22,613	0.10
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.59%	9/29/2028		220,614	217,301	215,739	0.91
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.39%	4/14/2028		90,998	89,672	90,232	0.38
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.14%	4/16/2028		42,367	41,364	41,114	0.17
Howden Group Holdings Limited	(6)(10)	L +	3.25%	8.50%	11/12/2027		13,427	13,371	13,376	0.06
Integrity Marketing Acquisition, LLC	(4)(11)	SOFR +	6.05%	11.41%	8/27/2025		39,158	38,880	38,375	0.16
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.05%	11.31%	8/27/2025		41,199	40,876	40,375	0.17
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.02%	11.28%	8/27/2025		96,284	94,971	94,338	0.40
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.08%	8/27/2025		2,276	2,204	2,209	0.01
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.02%	11.38%	8/27/2025		72,350	71,718	70,903	0.30
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	11.39%	8/27/2025		2,327	2,307	2,281	0.01
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	9.29%	3/27/2028	CAD	10,619	8,386	7,824	0.03
Jones Deslauriers Insurance Management, Inc.	(5)(6)(8)	C +	4.25%	9.29%	3/27/2028	CAD	28,017	21,923	20,640	0.09
NFP Corp.	(8)	SOFR +	3.25%	8.47%	2/15/2027		13,526	13,466	13,280	0.06
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.14%	10/16/2028		24,381	24,024	23,463	0.10
Riser Merger Sub, Inc.	(4)(10)	S +	5.75%	9.93%	8/1/2028	GBP	13,614	16,696	16,443	0.07
Riser Merger Sub, Inc.	(4)(10)	SOFR +	5.88%	11.12%	8/1/2028		207,540	204,015	197,163	0.83
Riser Merger Sub, Inc.	(4)(7)(10)	P +	4.88%	13.13%	8/1/2028		6,494	6,080	5,276	0.02
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	6.50%	11.58%	8/1/2028		2,169	1,869	1,887	0.01
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.91%	10/30/2026		71,109	70,600	68,757	0.29
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.70%	1/27/2027		93,540	93,296	90,500	0.38

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	10.93%	1/3/2030		$132,377	$128,657	$129,068	0.54%
Tennessee Bidco Limited	(4)(6)(8)	E +	7.00%	9.94%	8/3/2028	EUR	5,436	6,944	5,828	0.02
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	7.28%	10.70%	7/9/2028	GBP	48,569	46,030	51,865	0.22
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	12.07%	7/9/2028	GBP	80,971	110,378	101,124	0.42
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.09%	7/9/2028	166,473		162,853	163,559	0.69
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.66%	8/3/2028	48,283		47,706	47,438	0.20
Tennessee Bidco Limited	(4)(6)(8)	L +	6.25%	11.68%	8/3/2028	66,086		65,545	62,947	0.26
USI, Inc.	(9)	SOFR +	3.75%	8.99%	11/22/2029	8,957		8,873	8,957	0.04
								2,419,726	2,337,123	9.84
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.45%	12/6/2027	8,306		8,261	8,031	0.03
MH Sub I, LLC	(11)	SOFR +	3.75%	8.85%	9/13/2024	4,530		4,527	4,536	0.02
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.72%	5/30/2026	4,912		4,866	4,860	0.02
								17,654	17,427	0.07
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.27%	12/29/2026	234,562		233,120	232,216	0.98
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.27%	12/29/2027	274,338		274,338	271,595	1.14
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	8.30%	2/3/2029	9,593		9,550	9,529	0.04
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.15%	12/15/2027	558,863		551,671	530,920	2.23
Wireless Vision, LLC	(4)(11)	L +	5.50%	10.66%	12/30/2025	16,968		16,968	16,968	0.07
								1,085,647	1,061,228	4.46
IT Services
Ahead DB Holdings, LLC	(5)(10)	SOFR +	3.75%	9.09%	10/18/2027	2,557		2,566	2,395	0.01
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029	24,510		24,014	23,713	0.10
AI Altius Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.18%	10.47%	12/21/2028	140,722		138,524	137,636	0.58
BCP V Everise Acquisition, LLC	(4)(10)	SOFR +	6.25%	11.14%	5/3/2027	70,402		69,048	69,346	0.29
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.26%	10/16/2026	19,608		19,628	19,470	0.08
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.79%	2/10/2028	44,826		44,538	41,856	0.18
Infostretch Corporation	(4)(10)	SOFR +	5.75%	11.14%	4/1/2028	181,170		178,300	171,659	0.72
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.66% (incl. 2.75% PIK)	11/24/2028	971,326		952,400	960,369	4.04
Monterey Financing, S.A.R.L	(4)(6)(8)	CI +	6.00%	9.62%	9/28/2029	DKK	560,750	72,204	80,112	0.34
Monterey Financing, S.A.R.L	(4)(6)(9)	N +	6.00%	10.33%	9/28/2029	NOK	599,094	54,552	54,433	0.23
Monterey Financing, S.A.R.L	(4)(6)(8)	ST +	6.00%	9.88%	9/28/2029	SEK	243,186	21,241	21,976	0.09
Monterey Financing, S.A.R.L	(4)(6)(7)(8)	E +	6.00%	9.55%	9/28/2029	EUR	76,519	69,695	83,686	0.35
Park Place Technologies, LLC	(11)	SOFR +	5.00%	10.20%	11/10/2027	792		794	773	0.00
Razor Holdco, LLC	(4)(10)	L +	5.75%	10.90%	10/25/2027	188,557		185,843	187,143	0.79
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.20%	5/26/2027	148,554		146,863	148,554	0.62
S&P Global Engineering Solutions	(4)(7)(11)	SOFR +	7.00%	12.08%	5/2/2030	1,600		1,546	1,545	0.01
TierPoint, LLC	(10)	L +	3.75%	9.23%	5/5/2026	12,305		12,265	12,259	0.05
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.43% (incl. 2.50% PIK)	9/28/2028	EUR	16,320	18,494	17,495	0.07

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.18% (incl. 2.50% PIK)	8/3/2028	EUR	12,000	$13,616	$12,863	0.05%
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	11.76%	9/28/2028		$12,655	12,371	12,434	0.05
Virtusa Corp.	(10)	L +	3.75%	9.33%	2/11/2028		8,872	8,883	8,783	0.04
Virtusa Corp.	(10)	SOFR +	3.75%	8.95%	2/15/2029		2,434	2,409	2,409	0.01
								2,049,794	2,070,909	8.70
Leisure Products
Lew's Intermediate Holdings, LLC	(4)(10)	SOFR +	5.00%	10.26%	2/11/2028		25,781	25,634	19,980	0.08
Motion Finco, LLC	(6)(8)	L +	3.25%	8.79%	11/12/2026		3,706	3,634	3,680	0.02
Recess Holdings, Inc.	(11)	L +	3.75%	9.02%	9/30/2024		11,816	11,805	11,838	0.05
								41,073	35,498	0.15
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.70%	12/4/2026		4,510	4,522	4,479	0.02
Curia Global, Inc.	(10)	SOFR +	3.75%	8.90%	8/30/2026		40,437	40,451	34,963	0.15
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	9.85%	8/27/2029	EUR	5,860	2,169	6,075	0.03
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	11.49%	8/27/2029		88,177	85,851	85,532	0.36
LSCS Holdings, Inc.	(9)	L +	4.50%	9.69%	12/16/2028		8,050	8,018	7,879	0.03
Maravai Intermediate Holdings, LLC	(6)(9)	SOFR +	3.00%	8.03%	10/19/2027		1,949	1,964	1,950	0.01
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.00%	11/30/2027		1,872	1,872	1,848	0.01
								144,847	142,726	0.61

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Chart Industries, Inc.	(6)(9)	SOFR +	3.75%	8.94%	3/15/2030		$5,985	$5,934	$5,987	0.03%
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.20%	7/21/2027		10,384	10,232	10,080	0.04
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.45%	7/21/2027		1,278	1,250	1,252	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.00%	9.16%	7/21/2027		1,187	1,171	1,154	0.00
Pro Mach Group, Inc.	(11)	L +	4.00%	9.19%	8/31/2028		7,367	7,302	7,358	0.03
								25,889	25,831	0.11
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.11%	10/29/2027		232,791	228,960	227,594	0.96
Media
Clear Channel Outdoor Holdings, Inc.	(6)(8)	SOFR +	3.50%	8.75%	8/21/2026		33,506	32,834	32,064	0.13
Digital Media Solutions, LLC	(6)(10)	L +	5.00%	10.54%	5/25/2026		29,368	28,940	23,155	0.10
McGraw-Hill Education, Inc.	(9)	L +	4.75%	9.99%	7/28/2028		18,408	18,270	17,303	0.07
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.48%	9/25/2026		47,227	47,134	39,535	0.17
Terrier Media Buyer, Inc.	(8)	L +	3.50%	8.66%	12/17/2026		529	531	475	0.00
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	11.96%	12/22/2029	CAD	110,234	78,970	82,158	0.35
Univision Communications, Inc.	(10)	L +	3.25%	8.44%	3/15/2026		12,062	12,068	11,978	0.05
								218,747	206,668	0.87
Metals & Mining
American Rock Salt Company, LLC	(10)	SOFR +	4.00%	9.22%	6/9/2028		19,584	19,570	18,491	0.08
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	9.19%	3/16/2027		13,456	13,390	13,279	0.06
								32,960	31,770	0.14
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.34%	8/15/2028		30,190	29,624	29,964	0.13
Freeport LNG Investments, LLLP	(9)	L +	3.50%	8.75%	12/21/2028		35,355	35,278	34,703	0.15
KKR Alberta Midsteam FINCE Inc	(4)(6)(10)	SOFR +	6.25%	11.34%	8/15/2028		16,424	16,116	16,301	0.07
								81,018	80,968	0.35
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	SOFR +	5.75%	10.99%	11/12/2027		64,012	63,100	61,765	0.26
Profile Products, LLC	(4)(7)(10)	P +	4.75%	13.00%	11/12/2027		9,125	8,984	8,804	0.04
								72,084	70,569	0.30
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	10.55%	10/27/2028	EUR	60,136	58,044	64,376	0.27
Padagis, LLC	(6)(9)	L +	4.75%	9.97%	7/6/2028		29,371	29,335	27,866	0.12
Rhea Parent, Inc.	(4)(5)(10)	SOFR +	5.75%	11.14%	2/18/2029		204,535	201,241	204,535	0.86
Sharp Midco, LLC	(4)(9)	SOFR +	4.00%	9.34%	12/31/2028		5,256	5,246	5,177	0.02
								293,866	301,954	1.27
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	11.33%	3/1/2028		55,548	54,190	54,853	0.23
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	11.30%	1/31/2028		1,605	1,560	1,576	0.01
APFS Staffing Holdings Inc	(4)(9)	SOFR +	4.00%	9.10%	12/29/2028		3,258	3,251	3,185	0.01
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.72%	8/2/2028		42,633	42,519	42,021	0.18
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	10.09%	12/11/2028		3,582	3,554	3,593	0.02
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.25%	11/2/2027		21,544	20,944	21,145	0.09
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.75%	11.61%	5/18/2029		45,539	45,246	44,628	0.19
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.75%	11.85%	5/18/2029	1,169		1,169	1,083	0.00
Claims Automation Intermediate 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.95%	12/16/2027	45,146		43,965	43,558	0.18
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.59%	8/26/2027		149,730	147,315	146,243	0.61
CoreLogic, Inc.	(9)	L +	3.50%	8.75%	6/2/2028		40,929	40,693	37,051	0.16

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.10%	5/26/2027		$183,485	$180,890	$178,309	0.75%
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.10%	11/16/2027		1,252	1,215	1,218	0.01
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.99%	4/9/2027		85,532	85,172	83,226	0.35
Eliassen Group, LLC	(4)(10)	SOFR +	5.50%	10.84%	4/14/2028		63,502	62,820	62,232	0.26
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.69%	4/14/2028		2,165	2,060	1,874	0.01
Emerald US, Inc.	(6)(8)	SOFR +	3.25%	8.75%	7/12/2028		3,869	3,866	3,850	0.02
EP Purchaser LLC	(9)	SOFR +	3.50%	9.00%	11/6/2028		1,995	1,955	1,958	0.01
Galaxy US Opco, Inc.	(6)(9)	SOFR +	4.75%	9.85%	4/29/2029		12,233	11,978	11,530	0.05
Guidehouse, Inc.	(4)(5)(10)	SOFR +	6.25%	11.45%	10/16/2028		1,191,610	1,182,030	1,167,778	4.91
HIG Orca Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.00%	11.40%	8/17/2027		94,317	93,018	93,373	0.39
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.26%	8/17/2027		2,591	2,496	2,499	0.01
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.27%	8/12/2027		8,861	8,844	8,675	0.04
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.15%	9/22/2028		16,296	16,166	16,214	0.07
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.20%	9/22/2028		429,847	422,793	427,473	1.80
Inmar, Inc.	(9)	SOFR +	5.50%	10.73%	5/1/2026		29,902	28,852	29,117	0.12
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.45%	12/14/2028		77,025	75,824	77,025	0.32
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.40%	12/14/2028		19,840	19,531	19,840	0.08
Kwor Acquisition, Inc.	(4)(7)(10)	SOFR +	5.25%	10.45%	12/22/2028		1,149	1,095	969	0.00
Kwor Acquisition, Inc.	(4)(7)(11)	P +	4.25%	12.50%	12/22/2027		6,707	6,571	6,280	0.03
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.13%	2/25/2028		122,405	120,526	122,046	0.51
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	10.80%	9/14/2029		774,500	757,188	763,782	3.21
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.34%	8/19/2027		257,577	253,807	241,169	1.01
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.95%	3/27/2026		224,879	220,034	221,717	0.93
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.74%	5/23/2025		4,185	4,172	4,171	0.02
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	11.52%	10/17/2029		36,082	34,817	35,088	0.15
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.60%	5/18/2029		44,663	43,908	42,463	0.18
Sherlock Buyer Corp.	(4)(7)(10)	SOFR +	5.75%	11.09%	12/8/2028		6,455	6,202	6,125	0.03
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	9.05%	6/18/2029		34,379	33,072	34,336	0.14
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.62%	6/29/2027		19,719	19,068	19,176	0.08
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.35%	6/29/2027		26,358	25,885	25,911	0.11
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.53%	12/21/2028		386,413	379,379	381,391	1.60
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.02%	6/1/2029		145,530	143,087	145,219	0.61
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.45%	6/1/2029		4,381	3,887	4,381	0.02
VT Topco, Inc.	(10)	SOFR +	3.75%	8.97%	8/1/2025		12,758	12,722	12,613	0.05
VT Topco, Inc.	(7)(10)	L +	3.75%	7.82%	8/1/2025		553	553	547	0.00
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.40%	11/8/2028		726,236	715,114	700,818	2.95
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.41%	11/8/2027		18,857	17,775	18,197	0.08
								5,402,778	5,371,526	22.59
Real Estate Management & Development
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	12/16/2025	GBP	20,000	28,045	23,771	0.10
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.66%	2/16/2028		70,324	69,139	70,324	0.30
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.66%	7/25/2029		15,205	14,876	15,205	0.06
								112,060	109,300	0.46

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software
2U, Inc.	(6)(10)	SOFR +	6.50%	11.32%	12/28/2026		$5,311	$5,073	$5,129	0.02%
Anaplan, Inc.	(4)(7)(10)	SOFR +	6.50%	11.60%	6/21/2029		537,534	527,564	531,679	2.23
Apex Group Treasury, LLC	(6)(9)	L +	3.75%	9.07%	7/27/2028		15,218	15,191	15,047	0.06
Apttus Corp.	(10)	L +	4.25%	9.52%	5/8/2028		11,657	11,646	11,451	0.05
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	10.18%	6/28/2029	GBP	314,735	375,234	376,669	1.58
Armstrong Bidco Limited	(4)(6)(7)(8)	S +	5.25%	10.18%	6/28/2029	GBP	144,252	171,479	176,663	0.74
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	12.49%	10/19/2028		23,077	22,516	22,823	0.10
AxiomSL Group, Inc.	(4)(7)(11)	SOFR +	5.75%	10.97%	12/3/2027		77,822	76,635	77,767	0.33
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.38%	5/2/2029		44,759	44,358	44,502	0.19
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.35%	5/2/2028		924	879	896	0.00
BlueCat Networks USA, Inc.	(4)(7)(10)	SOFR +	6.00%	11.24% (incl. 2.00% PIK)	8/8/2028		69,081	67,814	67,578	0.28
BlueCat Networks USA, Inc.	(4)(7)(10)	SOFR +	6.00%	11.08%	8/8/2028		7,545	7,378	7,424	0.03
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.97%	10/2/2025		14,798	14,756	14,698	0.06
CDK Global Inc.	(9)	SOFR +	4.25%	9.49%	7/6/2029		2,992	2,981	2,988	0.01
Circana Group, L.P.	(4)(10)	SOFR +	5.75%	10.95%	12/1/2028		685,350	673,410	678,496	2.85
Circana Group, L.P.	(4)(10)	SOFR +	6.25%	11.39% (incl. 2.75% PIK)	12/1/2028		894,308	879,364	880,894	3.70
Circana Group, L.P.	(4)(7)(10)	SOFR +	4.75%	10.92%	12/1/2027		8,393	6,654	7,344	0.03
Cloudera, Inc.	(9)	SOFR +	3.75%	8.95%	10/8/2028		36,870	36,458	36,075	0.15
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.70%	2/24/2028		15,169	14,752	14,631	0.06
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.80%	2/23/2029		258,821	251,938	232,196	0.98
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.65%	7/14/2027		108,467	106,568	102,526	0.43
ConnectWise, LLC	(9)	L +	3.50%	8.69%	9/29/2028		28,465	28,394	27,789	0.12
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.25%	10/16/2028		27,280	27,191	25,490	0.11
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	7.50%	12.60%	2/27/2030		1,836	1,787	1,805	0.01
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.07%	12/1/2027		34,886	34,852	33,840	0.14
Diligent Corporation	(4)(11)	L +	5.75%	10.95%	8/4/2025		87,975	87,381	85,336	0.36
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	10.71%	4/9/2029		469,783	461,174	447,585	1.88
DTI Holdco, Inc.	(4)(7)(10)	P +	3.75%	12.00%	4/26/2027		3,680	3,680	2,702	0.01
DTI Holdco, Inc.	(10)	SOFR +	4.75%	9.80%	4/26/2029		32,710	31,903	30,533	0.13
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.75%	9.25%	11/9/2027		11,949	11,970	11,841	0.05
Epicor Software Corp.	(10)	SOFR +	3.25%	8.47%	7/30/2027		5,952	5,976	5,886	0.02
Episerver, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	10.89%	4/9/2026		24,973	24,668	22,829	0.10
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.09%	2/24/2028		137,203	135,034	132,776	0.56
Forterro UK Ltd.	(4)(6)(8)	ST +	4.75%	8.17%	7/9/2029	SEK	112,563	10,441	10,240	0.04
Forterro UK Ltd.	(4)(6)(9)	SA +	4.75%	6.45%	7/9/2029	CHF	10,674	10,719	11,722	0.05
Forterro UK Ltd.	(4)(6)(7)(8)	E +	4.75%	7.81%	7/9/2029	EUR	31,713	30,666	34,550	0.15
Forterro UK Ltd.	(4)(6)(10)	S +	4.75%	9.68%	7/9/2029	GBP	8,894	10,452	11,093	0.05
GI Consilio Parent, LLC	(7)(9)	L +	4.00%	9.19%	5/12/2028		40,121	39,445	38,739	0.16
Gigamon Inc.	(4)(7)(10)	SOFR +	5.75%	10.89%	3/9/2029		434,540	427,270	433,389	1.82
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.70%	12/1/2028		144,141	141,512	140,006	0.59
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.70%	12/2/2027		7,411	7,158	7,016	0.03
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.71%	4/27/2027		2,637	2,558	2,413	0.01
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.87%	4/27/2027		17,150	16,959	16,765	0.07

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.22%	12/1/2027		$5,845	$5,869	$5,837	0.02%
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.15%	11/19/2026		48,586	48,569	44,457	0.19
Hyland Software, Inc.	(10)	L +	3.50%	8.69%	7/1/2024		9,799	9,804	9,731	0.04
Idera, Inc.	(10)	SOFR +	3.75%	9.01%	3/2/2028		52,368	52,254	51,113	0.21
Imperva, Inc.	(11)	L +	4.00%	9.34%	1/12/2026		19,020	19,074	17,273	0.07
ION Trading Finance Ltd.	(6)(8)	SOFR +	4.75%	10.09%	4/3/2028		27,883	27,904	27,405	0.12
Kaseya, Inc.	(4)(7)(10)	SOFR +	6.25%	11.36%	6/25/2029		748,131	734,106	739,866	3.11
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.84%	2/8/2026	117,178		115,929	115,420	0.49
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	10.54%	5/9/2026		37,620	36,937	36,303	0.15
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	10.68%	5/18/2029	GBP	102,635	125,516	128,427	0.54
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.95%	5/18/2029		962,898	940,361	945,976	3.98
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	SOFR +	3.75%	9.14%	7/31/2028		77,126	76,216	66,355	0.28
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	11.64%	6/9/2030		63,000	61,110	61,110	0.26
Medallia, Inc.	(4)(10)	L +	6.50%	11.69% (incl. 5.83% PIK)	10/29/2028		1,020,886	1,005,562	1,000,469	4.20
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	9.90%	5/2/2029		11,794	11,745	11,455	0.05
Mitratech Holdings, Inc.	(5)(7)(10)	SOFR +	3.75%	9.06%	5/18/2028		16,746	15,315	14,753	0.06
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.84%	12/1/2027		11,113	10,916	11,002	0.05
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.84%	12/1/2027		3,579	3,140	3,022	0.01
MRI Software, LLC	(5)(7)(11)	SOFR +	5.50%	10.84%	2/10/2026		23,216	23,192	22,472	0.09
Neogames Connect SARL	(4)(6)(8)	E +	6.25%	9.85%	5/30/2028	EUR	100,400	102,070	109,542	0.46
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.39%	11/13/2028		678,078	667,658	634,003	2.66
NortonLifeLock, Inc.	(6)(7)(9)	SOFR +	2.00%	7.20%	9/12/2029		6,856	6,805	6,803	0.03
Onex AP Merger Sub, LLC	(4)(7)(10)	SOFR +	5.75%	10.37%	4/4/2028		21,576	21,234	21,452	0.09
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.75%	12.79%	2/1/2029		66,000	64,271	64,886	0.27
Perforce Software, Inc.	(8)	L +	3.75%	8.94%	7/1/2026		15,376	15,363	14,597	0.06
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	9.20%	4/26/2024		14,203	14,212	14,187	0.06
Project Leopard Holdings, Inc.	(7)(9)	SOFR +	5.25%	10.45%	7/20/2029		141,478	134,468	127,684	0.54
Proofpoint, Inc.	(5)(9)	SOFR +	6.25%	11.47%	8/31/2028		900	896	882	0.00
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	9.45%	2/1/2029		27,742	27,535	21,673	0.09
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	10.72%	7/19/2028		115,373	113,125	112,711	0.47
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.85%	7/19/2028		3,955	3,642	3,624	0.02
RealPage, Inc.	(9)	SOFR +	3.00%	8.22%	4/24/2028		1,980	1,975	1,940	0.01
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.70%	5/12/2027		875	797	788	0.00
Rocket Software, Inc.	(8)	SOFR +	4.25%	9.47%	11/28/2025		10,756	10,761	10,665	0.04
Rocket Software, Inc.	(9)	SOFR +	4.25%	9.47%	11/28/2025		3,937	3,883	3,908	0.02
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	9.20%	8/14/2026		13,036	13,054	13,017	0.05
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.25%	11.35%	8/16/2029		384,906	377,585	379,668	1.60
Solarwinds Holdings, Inc.	(8)	SOFR +	4.00%	8.85%	2/5/2027		2,993	2,970	2,997	0.01
Sophia, LP	(9)	L +	3.50%	9.04%	10/7/2027		1,985	1,975	1,967	0.01

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.72%	8/11/2028		$5,197	$5,206	$5,028	0.02%
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	8.79%	3/11/2027	EUR	19,110	22,796	20,536	0.09
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	11.14%	3/11/2027		86,570	85,440	85,271	0.36
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.61%	3/11/2027	31,963		31,933	31,484	0.13
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.94%	10/5/2028		859,950	847,011	838,451	3.52
Surf Holdings, LLC	(6)(8)	L +	3.50%	8.70%	3/5/2027		3,219	3,223	3,198	0.01
Symphony Technology Group	(5)(6)(10)	L +	4.75%	10.03%	7/27/2028		65,730	65,210	49,708	0.21
Symphony Technology Group	(5)(6)(9)	SOFR +	3.75%	9.01%	3/1/2029		30,023	29,791	28,802	0.12
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	9.13%	2/18/2027		3,900	3,918	3,802	0.02
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.27%	5/4/2026		9,968	9,967	9,797	0.04
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.23%	5/5/2028		25,915	25,505	25,397	0.11
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.87%	5/5/2028		44,154	43,543	43,271	0.18
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.25%	10.30%	5/5/2028		5,480	5,282	5,194	0.02
Virgin Pulse, Inc.	(10)	SOFR +	3.75%	8.97%	4/6/2028		41,809	41,523	39,705	0.17
Vision Solutions, Inc.	(10)	L +	4.00%	9.51%	4/24/2028		45,837	45,723	43,664	0.18
VS Buyer LLC	(6)(8)	SOFR +	3.25%	8.52%	2/28/2027		997	986	988	0.00
Zendesk Inc	(4)(7)(10)	SOFR +	7.00%	12.25% (incl. 3.50% PIK)	11/30/2028		920,826	894,653	906,544	3.81
								11,933,346	11,842,101	49.74
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.26%	5/3/2026		36,866	36,452	36,866	0.15
EG America, LLC	(4)(6)(8)	SOFR +	5.50%	10.73%	2/28/2028		46,999	45,346	45,718	0.19
EG Dutch Finco BV	(6)(8)	SOFR +	4.00%	9.16%	2/7/2025		988	917	975	0.00
Runner Buyer, Inc.	(10)	L +	5.50%	10.69%	10/20/2028		77,025	75,757	59,791	0.25
								158,472	143,350	0.59
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.95%	2/28/2028		45,893	45,962	45,549	0.19
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC	(11)	L +	7.00%	12.54%	7/15/2027		23,335	22,928	16,743	0.07
S&S Holdings, LLC	(9)	SOFR +	5.00%	10.09%	3/11/2028		6,396	6,297	5,613	0.02
								29,225	22,356	0.09
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	L +	3.25%	8.52%	1/31/2028		14,829	14,563	14,444	0.06
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.09%	12/22/2028		15,864	15,813	15,417	0.06
LBM Acquisition, LLC	(10)	L +	3.75%	8.90%	12/17/2027		55,087	54,804	53,050	0.22
Park River Holdings, Inc.	(10)	L +	3.25%	8.52%	12/28/2027		70,686	69,541	67,967	0.29
Porcelain Acquisition Corp.	(4)(7)(11)	SOFR +	6.00%	11.34%	4/1/2027		82,254	80,546	79,971	0.34
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.25%	8.45%	10/15/2028		29,885	29,834	28,680	0.12
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.70%	6/2/2028		8,008	7,968	7,833	0.03
SRS Distribution, Inc.	(9)	L +	3.50%	8.69%	6/2/2028		18,518	18,467	18,034	0.08
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.94%	10/17/2025		24,861	24,378	22,855	0.10
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.94%	10/18/2025		10,363	10,316	9,526	0.04
Windsor Holdings III LLC	(6)(8)	SOFR +	4.50%	9.72%	6/21/2030		5,000	4,925	4,918	0.02
								331,155	322,695	1.36
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	9.95%	11/12/2027	22,118		22,172	21,787	0.09
Enstructure LLC	(4)(7)(9)(18)	SOFR +	6.35%	11.45%	5/25/2029		79,972	78,013	79,972	0.34

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.05%	5/3/2027		$169,399	$167,293	$162,200	0.68%
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.45%	8/4/2027		93,261	91,988	92,794	0.39
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.65%	8/4/2027		62,900	62,349	62,580	0.26
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	8.90%	4/28/2029	EUR	236,429	243,181	252,802	1.06
Liquid Tech Solutions Holdings, LLC	(4)(10)	SOFR +	4.75%	9.96%	3/20/2028	18,997		18,931	18,665	0.08
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.94%	10/19/2027		62,029	61,208	59,703	0.25
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/19/2027		24,748	24,748	23,820	0.10
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.66%	1/31/2029		108,100	107,170	104,033	0.44
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	11.01%	9/1/2027		45,515	45,227	45,287	0.19
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.50%	9/1/2027		1,678	1,655	1,644	0.01
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.00%	10.46%	9/24/2027		192,854	190,164	190,690	0.80
Sam Holding Co, Inc.	(4)(7)(11)	P +	4.00%	12.00%	3/24/2027		1,440	1,114	1,140	0.00
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.55%	7/9/2027		72,588	71,615	65,330	0.27
								1,186,828	1,182,447	4.96
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.24%	12/17/2027		18,081	18,088	17,776	0.07
Total First Lien Debt - non-controlled/non-affiliated								43,113,282	42,524,598	178.76
First Lien Debt - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Services, Inc.	(4)(6)(11)(16)(17)	SOFR +	8.25%	13.24%	4/14/2030			15,344	11,710	0.05
Pigments Services, Inc.	(4)(6)(11)(16)	SOFR +	8.25%	13.24% (incl. 13.24% PIK)	4/14/2030			9,069	9,069	0.04
Total First Lien Debt - controlled/affiliated (excluding Investments in Joint Ventures)								24,413	20,779	0.09
Total First Lien Debt								43,137,695	42,545,377	178.85

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(5)(10)	SOFR +	7.63%	13.15%	5/25/2029		$44,520	$44,027	$38,287	0.16%
Peraton Corp.	(10)	SOFR +	7.75%	12.98%	2/1/2029		53,508	52,944	52,003	0.22
								96,971	90,290	0.38
Air Freight & Logistics
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	7.00%	12.50%	7/26/2029		33,000	32,634	26,565	0.11
Capital Markets
The Edelman Financial Engines Center, LLC	(8)	L +	6.75%	11.94%	7/20/2026		14,000	13,911	13,564	0.06
Chemicals
Hexion Holdings Corp.	(9)	SOFR +	7.44%	12.63%	3/15/2030		46,000	44,937	38,103	0.16
Pearls Netherlands Bidco	(4)(6)(9)	SOFR +	7.25%	12.30%	2/25/2030		42,453	41,480	41,392	0.17
								86,417	79,495	0.33
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.97%	3/30/2029		29,464	29,358	26,242	0.11
USIC Holdings, Inc.	(5)(10)	L +	6.50%	11.69%	5/14/2029		8,594	8,544	7,878	0.03
								37,902	34,120	0.14
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(7)(10)	SOFR +	7.25%	12.66%	8/31/2029		32,725	32,314	31,701	0.13
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(9)	L +	7.00%	12.19%	12/14/2029		25,000	24,797	22,750	0.10
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.	(4)(5)(9)	SOFR +	6.50%	11.89%	2/16/2030		52,500	51,630	52,369	0.22
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	3,013	2,527	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	12.43%	8/19/2029	GBP	65,340	87,548	81,385	0.34
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	SOFR +	7.25%	12.59%	8/19/2029		25,000	24,491	24,188	0.10
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	14.03%	10/15/2027		6,537	6,449	6,471	0.03
								121,501	114,571	0.48
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	11.35%	12/1/2028		44,118	43,758	41,691	0.18
Hotels, Restaurants & Leisure
Mic Glen, LLC	(9)	SOFR +	6.75%	11.95%	7/30/2029		16,000	15,960	14,853	0.06
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.51%	11/1/2029		24,677	24,476	22,456	0.09
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	12.26%	2/19/2029		60,975	61,145	56,199	0.24
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	10.50%	15.99% (incl. 15.99% PIK)	11/24/2033		100,783	98,661	100,783	0.42
								159,806	156,982	0.66
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	11.77%	8/31/2029		45,977	45,267	37,931	0.16
LSCS Holdings, Inc.	(4)(9)	L +	8.00%	13.19%	12/17/2029		40,000	39,514	35,600	0.15
Phoenix Newco, Inc.	(4)(6)(9)	SOFR +	6.50%	11.72%	11/15/2029		52,153	51,295	52,153	0.22
								136,076	125,684	0.53
Media
Houghton Mifflin, LLC	(4)(7)(9)	SOFR +	8.50%	13.60%	4/8/2030		80,500	78,795	67,023	0.28

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt - non-controlled/non-affiliated (continued)
Pharmaceuticals
Sharp Midco, LLC	(4)(5)(9)	SOFR +	7.25%	12.59%	12/31/2029	$31,500	$30,860	$30,634	0.13%
Professional Services
Aqgen Island Holdings, Inc.	(5)(6)(9)	L +	6.50%	11.69%	8/2/2029	34,508	34,224	31,058	0.13
Celestial Saturn Parent, Inc.	(9)	L +	6.50%	11.75%	6/4/2029	134,488	133,449	109,608	0.46
Deerfield Dakota Holding, LLC	(10)	L +	6.75%	12.29%	4/7/2028	27,069	27,005	25,386	0.11
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	12.14%	6/17/2030	182,046	177,293	181,136	0.76
VT Topco, Inc.	(4)(10)	SOFR +	6.75%	11.97%	7/31/2026	35,500	35,391	33,903	0.14
							407,362	381,091	1.60
Software
Apex Group Treasury, LLC	(4)(6)(9)	L +	6.75%	12.29%	7/27/2029	28,153	28,177	27,731	0.12
Cloudera, Inc.	(9)	SOFR +	6.00%	11.25%	10/8/2029	66,697	66,260	60,694	0.26
HS Purchaser, LLC	(10)	SOFR +	6.75%	11.95%	11/19/2027	71,000	71,096	54,078	0.23
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.85%	7/22/2027	50,000	49,287	49,125	0.21
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.97%	7/22/2027	50,000	49,287	49,125	0.21
Idera, Inc.	(4)(10)	SOFR +	6.75%	12.01%	3/2/2029	30,331	30,251	26,815	0.11
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	11.89%	7/30/2029	31,950	31,612	27,956	0.12
Mitratech Holdings, Inc.	(4)(10)	L +	6.75%	12.02%	5/18/2029	18,000	17,941	16,423	0.07
Proofpoint, Inc.	(5)(9)	SOFR +	6.25%	11.47%	8/31/2029	63,274	63,116	61,534	0.26
Symphony Technology Group	(6)(10)	L +	8.25%	13.53%	7/27/2029	91,647	90,643	60,487	0.25
Virgin Pulse, Inc.	(10)	SOFR +	7.25%	12.47%	4/6/2029	27,000	26,854	22,427	0.09
Vision Solutions, Inc.	(5)(10)	L +	7.25%	12.51%	4/23/2029	85,901	85,533	74,529	0.31
							610,057	530,924	2.24
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	SOFR +	6.75%	12.25%	12/21/2029	14,000	13,885	12,320	0.05
Total Second Lien Debt - non-controlled/non-affiliated							2,019,112	1,849,083	7.77
Total Second Lien Debt							2,019,112	1,849,083	7.77

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - non-controlled/non-affiliated
Diversified Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.77%	10/23/2034	$3,000	$3,000	$2,610	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	L +	6.60%	11.86%	10/17/2034	7,450	7,450	6,969	0.03
Allegro CLO XI Ltd.	(4)(5)(6)(8)	L +	7.00%	11.23%	1/19/2033	3,895	3,861	3,664	0.02
Apidos CLO XXXIII	(5)(6)(8)	L +	6.35%	11.17%	10/24/2034	5,000	4,957	4,560	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	L +	5.95%	10.19%	7/20/2034	8,500	8,500	7,747	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	L +	6.25%	11.06%	10/20/2034	7,750	7,750	7,009	0.03
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.76%	1/25/2034	9,000	9,000	7,993	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	L +	6.75%	12.00%	10/28/2034	7,000	6,939	6,431	0.03
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.60%	11.41%	1/20/2035	7,000	6,938	6,300	0.03
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	L +	6.25%	11.08%	7/15/2034	6,000	6,000	5,300	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	L +	6.65%	11.91%	1/18/2035	7,200	7,200	6,215	0.03
Benefit Street Partners CLO XX	(4)(5)(6)(8)	L +	6.75%	11.58%	7/15/2034	6,500	6,500	6,078	0.03
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	L +	6.70%	11.96%	10/15/2034	3,000	2,973	2,801	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	L +	6.86%	12.12%	7/25/2034	2,750	2,689	2,419	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	L +	6.50%	11.75%	7/20/2034	7,000	6,950	6,493	0.03
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	L +	6.25%	11.50%	7/20/2034	7,000	7,000	6,349	0.03
Carval CLO V-C, LTD.	(4)(5)(6)(8)	L +	6.75%	11.58%	10/15/2034	8,000	7,930	7,456	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	12.39%	4/21/2034	8,750	8,670	8,323	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	L +	6.80%	11.63%	10/16/2034	8,000	8,000	7,596	0.03
CIFC Funding 2022-V, Ltd.	(4)(5)(6)(8)	SOFR +	7.55%	12.54%	7/16/2033	10,000	9,909	9,772	0.04
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	L +	6.15%	11.53%	8/20/2034	8,000	8,000	6,954	0.03
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	L +	6.50%	11.76%	4/15/2031	3,750	3,754	3,581	0.02
Elmwood CLO 16, Ltd.	(4)(5)(6)(8)	SOFR +	7.22%	12.27%	4/20/2034	6,000	5,945	5,785	0.02
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.50%	11.76%	10/20/2034	3,500	3,500	3,304	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	L +	6.50%	11.76%	10/20/2034	4,000	4,000	3,825	0.02
Flatiron RR CLO 22, LLC	(5)(6)(8)	L +	6.20%	11.53%	10/15/2034	5,000	5,000	4,700	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.61%	11.42%	10/20/2034	12,000	11,896	10,847	0.05
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.00%	11.94%	4/15/2035	3,000	2,973	2,816	0.01
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	L +	5.95%	11.46%	10/25/2031	4,000	3,951	3,535	0.01
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.30%	4/20/2034	6,500	6,444	6,261	0.03
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	L +	6.15%	10.96%	10/20/2034	6,200	6,200	5,735	0.02
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	L +	6.33%	11.59%	7/15/2034	3,500	3,489	3,147	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.90%	10.71%	7/15/2035	5,000	4,955	4,594	0.02
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	L +	6.75%	12.01%	4/15/2034	1,000	961	930	0.00
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	L +	6.95%	12.41%	1/30/2035	9,500	9,332	8,712	0.04
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	SOFR +	6.80%	11.60%	1/22/2035	4,000	3,964	3,672	0.02
Jamestown CLO XIV, Ltd.	(5)(6)(8)	L +	7.20%	12.45%	10/20/2034	10,000	9,825	9,115	0.04
Kayne CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.76%	4/15/2032	5,000	5,008	4,560	0.02
Magnetite XXXII Ltd	(4)(5)(6)(8)	SOFR +	6.90%	11.89%	4/15/2035	5,000	5,000	4,812	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	L +	6.75%	12.09%	10/20/2034	6,500	6,500	5,969	0.03
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	L +	6.25%	11.50%	10/20/2035	11,000	11,000	10,083	0.04
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	L +	6.60%	11.41%	12/2/2034	9,000	8,892	8,184	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	L +	6.50%	11.75%	7/20/2034	11,000	10,883	9,852	0.04
Octagon 66, Ltd	(4)(5)(6)(8)	SOFR +	7.80%	12.87%	8/16/2033	10,000	9,908	9,742	0.04

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - non-controlled/non-affiliated (continued)
Diversified Financial Services (continued)
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	L +	7.13%	12.39%	10/15/2033	$5,000	$4,979	$4,441	0.02%
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	L +	6.50%	11.75%	10/20/2034	4,250	4,080	3,815	0.02
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.88%	5/21/2034	2,000	1,914	1,802	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.82%	11/14/2034	12,000	12,000	10,943	0.05
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.40%	11.40%	4/20/2035	2,500	2,500	2,296	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	SOFR +	7.30%	12.34%	4/20/2035	6,000	5,838	5,694	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	L +	6.45%	11.28%	10/15/2034	6,000	6,000	5,565	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.80%	11.80%	4/20/2035	5,000	4,978	4,596	0.02
PPM CLO 2, Ltd.	(4)(5)(6)(8)	L +	6.55%	11.81%	4/16/2032	5,000	5,007	4,245	0.02
PPM CLO 4, Ltd.	(5)(6)(8)	L +	6.50%	11.76%	10/18/2034	8,775	8,775	7,503	0.03
PPM CLO 5, Ltd.	(5)(6)(8)	L +	6.50%	11.75%	10/18/2034	4,800	4,800	4,104	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.33%	1/15/2035	6,750	6,750	6,102	0.03
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	L +	6.72%	12.01%	10/20/2034	4,000	3,948	3,305	0.01
RR 19, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/15/2035	3,000	3,000	2,831	0.01
RR 20, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.24%	7/15/2037	4,000	3,963	3,840	0.02
Signal Peak 7, Ltd.	(4)(5)(6)(8)	L +	6.89%	12.19%	4/30/2032	3,875	3,845	3,590	0.02
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	L +	6.56%	11.82%	10/25/2034	6,900	6,780	5,623	0.02
Symphony CLO 34-PS, Ltd.	(4)(5)(6)(8)	SOFR +	7.56%	12.59%	7/24/2034	7,000	6,935	6,856	0.03
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	L +	6.25%	11.07%	7/21/2034	8,000	8,000	7,259	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	L +	7.11%	12.65%	1/20/2034	2,875	2,852	2,614	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	L +	7.06%	12.32%	7/15/2034	6,250	6,197	5,778	0.02
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	L +	6.70%	11.96%	1/15/2035	8,250	8,105	7,542	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	L +	6.40%	11.67%	7/19/2034	5,000	4,912	4,529	0.02
Total Structured Finance Obligations - non-controlled/non-affiliated							409,754	377,673	1.60
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)					2,890,586	4,336	7,920	0.03
Micross Topco, Inc.	(4)					116	125	146	0.00
							4,461	8,066	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)					1,674	1,674	1,221	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)					1,076,923	1,077	2,272	0.01
							2,751	3,493	0.02
Distributors
Box Co-Invest Blocker, LLC	(4)					3,308,320	3,308	2,977	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%		29,194,330	28,735	35,549	0.15
Deneb Ultimate Topco, LLC - Class A Units	(4)					4,060	4,060	2,553	0.01
							32,795	38,102	0.16

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	$10,915	$13,091	0.06%
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	3,764	0.02
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	809	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,813	0.01
						15,636	20,477	0.09
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,912	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	11,870	12,971	0.05
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	48,605	0.20
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	2,046	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	1,101	0.00
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	20,094	0.08
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,412	0.01
						88,135	92,269	0.37
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				988,290	988	109	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				4,941,452	4,941	4,596	0.02
						5,929	4,705	0.02
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	1,495	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	27,485	0.12
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		54,010	52,935	61,571	0.26
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	9,425	0.04
Tricor Horizon, LP	(4)(6)				14,151,361	14,151	14,151	0.06
Victors CCC Topco, LP	(4)				9,600,000	9,600	13,440	0.06
						83,186	98,587	0.42
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	592	0.00
Expedition Holdco, LLC	(4)				810,810	810	402	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	54,290	0.23
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		45,090	43,963	49,261	0.21
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	27,797	0.12
Mimecast Limited	(4)				73,213,759	73,214	71,705	0.30
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.05
Zoro Series A Preferred Shares	(4)		12.50%		44,535	42,976	45,982	0.19
						253,097	261,988	1.10

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	$33,725	$32,184	0.14%
Enstructure LLC	(4)				4,642,254	3,440	4,593	0.02
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	4,353	0.02
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,417	0.01
						44,459	42,547	0.19
Total Equity - non-controlled/non-affiliated						565,597	605,103	2.55
Total Investments - non-controlled/non-affiliated						46,107,745	45,356,457	190.68
Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(6)(16)					558	2,779	0.01
Total Equity - non-controlled/affiliated						558	2,779	0.01
Total Investments - non-controlled/affiliated						558	2,779	0.01
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments LP Int	(4)(6)(16)					—	—	0.00
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(5)(6)(16)					171,900	172,665	0.73
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(6)(16)					1,421	1,980	0.01
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)						173,321	174,645	0.74
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)						197,734	195,424	0.83
Investments in Joint Ventures
BCRED Emerald JV	(6)(16)					2,002,500	2,010,728	8.45
BCRED Verdelite JV	(6)(16)					117,706	119,480	0.50
Total Investments in Joint Ventures Total						2,120,206	2,130,208	8.95
Total Investment Portfolio						48,426,243	47,684,868	200.47
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						26,978	26,978	0.11
Other Cash and Cash Equivalents						1,362,054	1,362,054	5.72
Total Portfolio Investments, Cash and Cash Equivalents						$49,815,275	$49,073,900	206.30%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”) or an alternate base rate (commonly based on the Federal

Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets represented 22.2% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$32,114	$(3,064)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	39,051	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(322)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	4/14/2024	8,400	(63)
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	4,620	(116)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	13,557	—
Amerilife Holdings LLC	Revolver	8/31/2028	40,596	—
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	25,775	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(460)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	41,445	—
Anaplan, Inc.	Revolver	6/21/2028	47,983	(480)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(540)
Armstrong Bidco Limited	Delayed Draw Term Loan	6/28/2029	25,033	—
Ascend Buyer, LLC	Revolver	9/30/2027	7,760	(78)
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	4,449	(156)
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(2,404)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	17,283	(1,856)
Auris Luxembourg III Sarl	Revolver	2/27/2026	17,850	(330)
Avalara Inc	Revolver	10/19/2028	2,308	(23)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(55)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Beeline, LLC	Revolver	5/2/2028	4,619	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	6,659	(33)
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	3,573	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	4,615	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	12,159	(122)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	59,019	(590)
Caerus US 1, Inc.	Revolver	5/25/2029	20,181	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	12,551	(126)
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	782	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	3,032	(199)
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	67,275	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	2/11/2028	56,171	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	(204)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Chronicle Bidco, Inc.	Revolver	11/14/2025	3,162	—
Circana Group, L.P.	Revolver	12/1/2027	96,517	—
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Clearview Buyer, Inc.	Revolver	2/26/2027	$8,085	$(162)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Cobham Holdings, Inc.	Revolver	1/9/2028	376	(8)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(733)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	11,176	(120)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	8,788	(94)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	48,936	(245)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2030	126	(2)
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Cumming Group, Inc.	Revolver	5/26/2027	23,577	(589)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	343	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	4,806	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(2,233)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,288	—
DTI Holdco, Inc.	Revolver	4/26/2027	6,320	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	12,360	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	49,368	(511)
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	4/23/2028	23,817	—
Enstructure LLC	Delayed Draw Term Loan	5/25/2029	18,743	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	28,642	(4,404)
Episerver, Inc.	Revolver	4/9/2026	3,833	(211)
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(560)
Excelitas Technologies Corp.	Revolver	8/14/2028	6,996	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	19,214	(192)
Experity, Inc.	Revolver	2/24/2028	10,377	—
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	17,829	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	11,352	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(380)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	2,364	(83)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	18,000	—
GI Consilio Parent, LLC	Revolver	2/10/2026	6,300	(358)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	6,480	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(64)
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	84,833	(954)
Go Car Wash Management Corp.	Delayed Draw Term Loan	5/6/2024	15,826	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	(1,252)
GovernmentJobs.com, Inc.	Revolver	12/2/2023	12,352	—
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(171)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	(42)
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	130	(2)
Groundworks, LLC	Revolver	3/14/2029	42	(1)
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	614	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	6,663	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	9,724	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	40,581	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(3,415)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IG Investments Holdings, LLC	Revolver	9/22/2027	$44,828	$(224)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	1,040	—
Integrity Marketing Acquisition, LLC	Revolver	7/9/2023	303	(6)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	7/9/2023	1,517	(15)
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	806	(8)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	453	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	62,909	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	33	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(127)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	41,761	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	6,824	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	9,964	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2027	3,988	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	5,488	—
Legacy Intermediate, LLC	Delayed Draw Term Loan	8/25/2023	5,923	—
Loar Group, Inc.	Delayed Draw Term Loan	9/29/2023	80,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	10,800	(1,323)
Mantech International CP	Delayed Draw Term Loan	9/14/2029	186,262	(1,863)
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	(229)
Material Holdings, LLC	Revolver	8/17/2027	15,897	(954)
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	14,625	—
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	(138)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	691	—
Mitratech Holdings, Inc.	Delayed Draw Term Loan	11/26/2024	70,000	(1,400)
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	38,468	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	55,578	—
MRI Software, LLC	Revolver	2/10/2026	673	(19)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	3,159	(87)
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	76,346	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	12,560	—
NortonLifeLock, Inc.	Revolver	9/12/2029	3,375	(28)
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	(16)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	57,531	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	(124)
Pearce Services, LLC	Delayed Draw Term Loan	6/2/2027	1,500	—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	9	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	(103)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(125)
Plasma Buyer, LLC	Revolver	5/12/2028	14,467	(1,230)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	8,760	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	54,535	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	(638)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(99)
Profile Products, LLC	Revolver	11/12/2027	761	—
Profile Products, LLC	Revolver	12/20/2024	6,700	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2023	2,915	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Leopard Holdings, Inc.	Revolver	7/20/2027	$16,590	$(859)
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	79	(1)
Quality Distribution LLC	Revolver	7/1/2026	9,000	(405)
Rally Buyer, Inc.	Revolver	7/19/2028	17,745	(355)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	29,147	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	38	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	672	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Riser Merger Sub, Inc.	Revolver	8/1/2028	17,857	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	5/1/2024	20,331	—
RoadOne Inc	Revolver	12/30/2028	275	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	177	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	7,283	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
S&P Global Engineering Solutions	Revolver	5/2/2029	249	(7)
Safety Borrower Holdings LP	Revolver	9/1/2027	1,678	—
Sailpoint Technologies, Inc.	Revolver	8/15/2028	34,083	(426)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	2,320	—
Sam Holding Co, Inc.	Revolver	3/24/2027	22,560	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	9,874	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	6,048	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	49,877	—
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	36,969	(370)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	124,106	(1,862)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	51,214	(2,305)
SpecialtyCare, Inc.	Revolver	6/18/2026	5,579	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	6,544	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	18,125	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	18,001	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	300	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	293,162	(8,714)
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	16,410	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	6,692	(117)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(396)
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2023	5,600	(42)
Trader Corp.	Revolver	12/22/2028	6,858	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	18,371	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	(128)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	21,904	(219)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	4,470	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	3,623	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(614)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	24,824	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	6	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	51,857	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	909	(18)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
WHCG Purchaser III, Inc.	Revolver	6/22/2026	$31	$—
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Total First and Second Lien Debt			$5,476,723	$(69,870)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2023 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2023 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair value as of June 30, 2023	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$2,813	$—	$(374)	$127	$213	$2,779	$7
Controlled/Affiliated Investments
Pigments Services, Inc.	—	15,344	—	(3,634)	—	11,710	—
Pigments Services, Inc.	—	9,069	—	—	—	9,069	262
Specialty Lending Company LLC	172,330	—	—	335	—	172,665	—
BCRED Emerald JV LP	2,072,717	—	(112,500)	50,511	—	2,010,728	128,430
BCRED Verdelite JV LP	115,677	—	—	3,803	—	119,480	14,351
GSO DL Co-Invest CI LP	1,881	—	—	99	—	1,980	—
Total	$2,365,418	$24,413	$(112,874)	$51,241	$213	$2,328,411	$143,050
(17)Loan was on non-accrual status as of June 30, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	14,994	CAD	20,000	9/13/2023	$(131)
Goldman Sachs Bank USA	USD	79,455	DKK	546,731	9/14/2023	(1,070)
Deutsche Bank AG	USD	37,659	EUR	35,000	9/14/2023	(691)
Deutsche Bank AG	USD	37,434	GBP	30,000	9/14/2023	(697)
Goldman Sachs Bank USA	USD	54,286	NOK	584,117	9/14/2023	(396)
Goldman Sachs Bank USA	USD	23,352	NZD	38,100	9/14/2023	(2)
Goldman Sachs Bank USA	USD	21,982	SEK	237,106	9/14/2023	(81)
Goldman Sachs Bank USA	USD	10,174	SEK	109,749	9/13/2023	(37)
Total Foreign Currency Forward Contracts						$(3,105)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(1)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024		$435,000	$(15,240)	$—	$3,685
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024		365,000	(15,266)	—	2,233
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024		500,000	(23,137)	—	2,225
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025		500,000	(25,042)	—	1,547
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(38,208)	—	(3,551)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(37,942)	—	(3,590)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		400,000	(18,114)	—	(136)
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		500,000	(22,659)	—	(165)
Goldman Sachs Bank USA	April 2026 UK Bonds	4.87%	SONIA + 2.78%	4/14/2026	GBP	250,000	(28,871)	—	(8,931)
Goldman Sachs Bank USA	May 2027 Notes	5.61%	SOFR + 2.79%	5/3/2027		625,000	(30,690)	—	(4,555)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/27/2025		600,000	(8,638)	—	(6,472)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.72%	10/11/2027		350,000	(5,406)	—	(3,988)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025		200,000	(3,063)	—	(2,267)
Total Interest Rate Swaps							$(272,276)	$—	$(23,965)
(1) For interest rates swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027		$7,507	$7,405	$7,360	0.03%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	8.12%	2/15/2029		12,224	12,171	11,942	0.05
Atlas CC Acquisition Corp.	(7)(10)	L +	4.25%	8.98%	5/25/2028		57,655	56,070	45,640	0.20
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		30,560	30,552	29,949	0.13
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		1,694	1,671	1,660	0.01
Linquest Corp.	(4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028		155,531	152,699	148,862	0.66
Loar Group, Inc.	(4)(7)(11)	L +	7.25%	11.63%	10/2/2024		144,300	140,735	142,300	0.63
Loar Group, Inc.	(4)(11)	L +	7.25%	11.63%	9/29/2023		29,120	29,120	29,120	0.13
MAG DS Corp.	(4)(11)	L +	5.50%	10.23%	4/1/2027		10,540	10,407	9,696	0.04
Maverick Acquisition, Inc.	(4)(5)(11)	L +	6.25%	10.98%	6/1/2027		48,722	47,931	44,961	0.20
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028		26,527	26,512	25,952	0.11
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028		11,918	11,865	11,726	0.05
West Star Aviation Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	8.59%	3/1/2028		4,070	3,973	3,971	0.02
								531,111	513,139	2.26
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	9.13%	6/11/2027		268,425	264,218	265,741	1.17
Alliance Ground	(4)(10)	SOFR +	5.75%	9.98%	6/11/2027		95,668	93,927	94,711	0.42
ENV Bidco AB	(4)(6)(10)	SOFR +	6.00%	10.73%	7/19/2029		102,349	99,947	99,790	0.44
ENV Bidco AB	(4)(6)(7)(8)	E +	6.00%	8.20%	7/19/2029	EUR	114,140	111,025	115,596	0.51
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.23%	4/30/2027		104,616	103,993	103,570	0.46
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	12/9/2026		34,038	33,282	34,038	0.15
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	2/5/2029		168,981	166,038	168,981	0.74
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.00%	10.69%	6/15/2029		43,077	42,294	42,191	0.19
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	10.81%	12/30/2028		1,067	1,024	1,024	0.00
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028		217,194	213,004	214,441	0.95
SEKO Global Logistics Network, LLC	(4)(5)(6)(11)	E +	5.00%	6.00%	12/30/2026	EUR	35,393	40,516	37,584	0.17
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	L +	4.75%	9.48%	12/30/2026		82,542	81,718	82,111	0.36
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.13%	3/24/2026		33,842	33,697	33,074	0.15
Wwex Uni Topco Holdings, LLC	(10)	L +	4.00%	8.73%	7/26/2028		18,968	18,734	17,421	0.08
								1,303,417	1,310,273	5.79
Airlines
Air Canada	(6)(10)	L +	3.50%	8.13%	8/11/2028		12,755	12,741	12,645	0.06
United Airlines, Inc.	(6)(10)	L +	3.75%	8.11%	4/21/2028		20,165	20,213	19,967	0.09
								32,954	32,612	0.15

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Auto Components
Metis Buyer, Inc.	(5)(7)(10)	SOFR +	4.00%	8.50%	5/4/2028		$57,438	$56,210	$54,273	0.24%
Beverages
Naked Juice, LLC	(9)	SOFR +	3.25%	7.93%	1/24/2029		10,631	10,609	9,561	0.04
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028		57,402	56,420	53,578	0.24
								67,029	63,139	0.28
Building Products
Camelot Return Merger SU	(6)(8)		8.75%	8.75%	8/1/2028		7,599	6,915	6,983	0.03
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	9.96%	8/1/2028		50,000	45,395	47,225	0.21
Cornerstone Building Brands, Inc.	(6)(9)	L +	3.25%	7.57%	4/12/2028		7,372	7,347	6,649	0.03
CP Atlas Buyer, Inc.	(9)	L +	3.50%	7.88%	11/23/2027		54,021	53,843	47,517	0.21
Engineered Stone Group Holdings III Ltd.	(4)(6)(7)(10)	SOFR +	5.51%	9.81%	4/23/2028		58,583	57,561	56,935	0.25
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.00%	7.20%	4/23/2028	EUR	28,400	30,711	29,779	0.13
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027		107,885	106,619	107,885	0.48
Great Day Improvements, LLC	(4)(10)	L +	6.25%	10.98%	12/29/2027		181,913	178,885	176,455	0.78
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.32%	4/21/2030		204,950	202,766	204,950	0.90
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	10.32%	2/25/2025		52,938	52,580	52,938	0.23
Kodiak BP, LLC	(10)	L +	3.25%	7.98%	3/12/2028		48,808	48,481	45,941	0.20
L&S Mechanical Acquisition, LLC	(4)(5)(10)	L +	5.75%	10.14%	9/1/2027		113,644	111,876	106,825	0.47
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.47%	4/7/2025		150,208	147,026	148,706	0.66
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	7.92%	12/18/2027		5,545	5,558	5,498	0.02
New Arclin US Holding Corp.	(6)(7)(9)	L +	3.75%	8.13%	10/2/2028		11,236	11,201	9,731	0.04
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029		45,466	45,147	42,966	0.19
Windows Acquisition Holdings, Inc.	(4)(5)(11)	L +	6.50%	11.23%	12/29/2026		60,465	59,655	60,465	0.27
								1,171,566	1,157,448	5.10
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026		15,667	15,700	15,357	0.07
AllSpring Buyer, LLC	(6)(9)	L +	3.00%	7.75%	11/1/2028		2,978	2,992	2,943	0.01
Resolute Investment Managers, Inc.	(11)	L +	4.25%	8.98%	4/30/2024		10,033	10,056	8,177	0.04
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.75%	10.23%	12/22/2027		12,975	12,867	12,845	0.06
Superannuation And Investments US, LLC	(6)(9)	L +	3.75%	8.13%	12/1/2028		12,859	12,779	12,686	0.06
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028		45,653	45,196	42,719	0.19
								99,590	94,727	0.43
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	8.72%	9/30/2026		4,950	4,960	4,677	0.02
Dominion Colour Corporation	(4)(6)(11)(17)	L +	8.25%	11.19%	4/6/2024		35,696	35,396	18,116	0.08
Geon Performance Solutions, LLC	(10)	L +	4.50%	9.23%	8/18/2028		3,652	3,630	3,561	0.02

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals (continued)
Hyperion Materials & Technologies, Inc.	(9)	L +	4.50%	9.23%	8/30/2028	$17,712	$17,660	$17,247	0.08%
LSF11 Skyscraper Holdco S.à r.l, LLC	(4)(6)(10)	L +	3.50%	8.23%	9/29/2027	19,653	19,577	19,260	0.08
NIC Acquisition Corp.	(10)	L +	3.75%	8.48%	12/29/2027	8,793	8,809	6,429	0.03
Olympus Water US Holding Corp.	(9)	L +	3.75%	8.50%	11/9/2028	13,708	13,694	13,195	0.06
Oxea Corporation	(6)(8)	L +	3.25%	7.00%	10/14/2024	6	6	6	0.00
WR Grace Holdings, LLC	(6)(9)	L +	3.75%	8.50%	9/22/2028	4,253	4,267	4,186	0.02
							107,999	86,677	0.39
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	32,330	32,279	31,740	0.14
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	68,605	68,383	65,312	0.29
Anticimex, Inc.	(6)(9)	L +	3.50%	8.23%	11/16/2028	16,886	16,756	16,338	0.07
APX Group, Inc.	(6)(11)	L +	3.25%	6.73%	7/10/2028	42,013	41,769	41,639	0.18
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.28%	5/7/2028	368,444	368,444	368,444	1.62
Belfor Holdings, Inc.	(8)	L +	4.00%	8.38%	4/6/2026	4,911	4,926	4,886	0.02
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	9.07%	3/31/2028	8,150	8,071	7,844	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	41,187	41,227	39,488	0.17
Divisions Holding Corp.	(10)	L +	4.75%	9.13%	5/27/2028	23,795	23,610	23,245	0.10
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	8,067	8,006	7,780	0.03
eResearchTechnology, Inc.	(11)	L +	4.50%	8.88%	2/4/2027	12,852	12,893	11,378	0.05
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	8.59%	8/31/2028	9,051	8,978	8,146	0.04
Garda World Security Corp.	(6)(8)	L +	4.25%	8.93%	10/30/2026	27,085	27,139	26,421	0.12
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	8.53%	2/1/2029	16,492	16,352	15,914	0.07
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.33%	7/11/2025	6,078	6,067	5,866	0.03
Java Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.52%	12/15/2027	166,245	163,006	159,825	0.70
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	46,038	45,540	46,038	0.20
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	240,481	237,395	240,481	1.06
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.04%	12/10/2027	51,532	50,453	50,978	0.22
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	9.89%	10/19/2028	47,442	46,656	44,714	0.20
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	12.00%	10/19/2028	21,259	20,894	20,036	0.09
MaxGen Energy Services Corporation	(4)(11)	L +	5.00%	9.18%	6/2/2027	83,035	81,442	80,959	0.36
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.50%	12/1/2027	269,254	264,782	265,986	1.17
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	8.63%	12/15/2028	30,534	30,546	25,574	0.11
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	5.50%	10.18%	6/3/2027	15,053	14,809	12,736	0.06
Recycle & Resource US, LLC	(6)(9)	L +	3.50%	8.23%	7/14/2028	5,167	5,136	4,711	0.02
Revspring, Inc.	(8)	L +	4.00%	8.73%	10/11/2025	15,284	15,197	14,787	0.07
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	10.66%	1/16/2026	16,094	15,691	15,892	0.07
The Action Environmental Group, Inc.	(4)(5)(12)	L +	6.00%	9.91%	1/15/2026	4,050	3,983	3,999	0.02

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.15%	10.47%	1/15/2026	$4,459	$4,386	$4,403	0.02%
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	L +	3.75%	8.13%	12/8/2028	41,852	41,624	40,136	0.18
USIC Holdings, Inc.	(10)	L +	3.50%	7.88%	5/12/2028	24,688	24,591	23,618	0.10
Vaco Holdings, LLC	(10)	SOFR +	5.00%	9.73%	1/21/2029	21,214	21,122	20,534	0.09
Veregy Consolidated, Inc.	(4)(11)	L +	6.00%	10.41%	11/2/2027	20,376	20,415	16,708	0.07
							1,792,568	1,766,556	7.77
Construction & Engineering
Aegion Corporation	(10)	L +	4.75%	9.13%	5/17/2028	23,640	23,585	22,152	0.10
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.06%	5/3/2027	35,460	34,948	33,598	0.15
Brookfield WEC Holdings, Inc.	(9)	SOFR +	3.75%	8.07%	8/1/2025	2,993	2,864	2,986	0.01
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	L +	5.00%	9.38%	12/31/2027	125,111	122,456	118,736	0.52
Peak Utility Services Group, Inc.	(4)(11)	L +	5.00%	9.17%	3/2/2028	23,391	23,214	22,338	0.10
Refficiency Holdings, LLC	(10)	L +	3.75%	7.82%	12/16/2027	13,801	13,674	13,102	0.06
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	4.50%	9.23%	8/31/2028	42,932	41,843	39,898	0.18
Tutor Perini Corp.	(6)(11)	L +	4.75%	9.13%	8/18/2027	2,933	2,957	2,768	0.01
							265,541	255,578	1.13
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	35,942	35,870	34,819	0.15
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	10/2/2028	11,530	11,073	11,337	0.05
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	28,131	28,094	27,131	0.12
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	16,273	16,321	15,837	0.07
Graham Packaging Co, Inc.	(10)	L +	3.00%	7.38%	8/4/2027	9,081	9,055	8,939	0.04
LABL, Inc.	(9)	L +	5.00%	9.38%	10/29/2028	7,071	6,981	6,731	0.03
MAR Bidco Sarl	(6)(9)	L +	4.30%	9.03%	7/6/2028	3,898	3,882	3,567	0.02
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	43,986	42,984	42,001	0.19
Pretium PKG Holdings, Inc.	(9)	L +	4.00%	7.74%	10/2/2028	23,650	23,293	18,971	0.08
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.96%	11/3/2025	40,486	40,474	38,875	0.17
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	28,991	28,750	27,730	0.12
Trident TPI Holdings, Inc.	(7)(9)	L +	4.00%	7.67%	9/15/2028	22,865	22,788	21,993	0.10
							233,695	223,112	0.99
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.24%	12/10/2028	7,960	7,825	7,701	0.03
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	10.63%	10/17/2025	5,825	5,754	5,825	0.03
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2026	14,588	14,392	14,515	0.06
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2027	66,848	65,640	66,514	0.29
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/2/2026	30,261	29,669	29,655	0.13

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Distributors (continued)
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	7.25%	6/23/2028	$15,810	$15,180	$15,164	0.07%
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.62%	6/23/2028	26,742	26,330	25,672	0.11
NDC Acquisition Corp.	(4)(7)(11)	L +	5.50%	10.23%	3/9/2027	22,620	22,130	22,109	0.10
Tailwind Colony Holding Corporation	(4)(11)	L +	6.25%	10.98%	11/13/2024	74,385	73,315	73,269	0.32
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.52%	6/30/2025	11,911	11,408	11,375	0.05
Unified Door & Hardware Group, LLC	(4)(11)	L +	5.75%	10.49%	12/18/2027	52,948	52,332	52,022	0.23
							323,975	323,821	1.42
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	30,790	30,294	29,188	0.13
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	9.74%	7/20/2028	958,418	950,821	958,418	4.22
Colibri Group, LLC	(10)	SOFR +	5.00%	8.87%	3/12/2029	13,099	12,998	12,260	0.05
Dreambox Learning Holding, LLC	(4)(5)(10)	L +	6.25%	9.44%	12/1/2027	135,213	132,990	127,101	0.56
EM Bidco Limited	(6)(9)	SOFR +	4.25%	8.93%	7/6/2029	4,168	4,154	4,083	0.02
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	10.67%	12/31/2026	48,755	46,720	47,045	0.21
Go Car Wash Management Corp.	(4)(14)	SOFR +	6.25%	10.67%	12/31/2026	42,256	41,527	41,199	0.18
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	46,275	45,808	44,559	0.20
Learning Care Group	(11)	L +	3.25%	7.61%	3/13/2025	37,491	36,954	34,974	0.15
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	15,896	15,734	15,323	0.07
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.18%	3/2/2029	4,025	4,007	3,814	0.02
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	6.50%	10.24%	3/23/2027	700	680	679	0.00
Sunshine Cadence Holdco, LLC	(8)	L +	4.25%	8.98%	3/23/2027	39,696	36,960	36,421	0.16
TruGreen Limited Partnership	(10)	L +	4.00%	8.38%	11/2/2027	5,895	5,924	5,250	0.02
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	14,898	14,738	14,525	0.06
Weld North Education, LLC	(9)	L +	3.75%	7.72%	12/21/2027	9,326	9,326	9,161	0.04
							1,389,635	1,384,000	6.09
Diversified Financial Services
Barbri Holdings, Inc.	(4)(7)(10)	L +	5.75%	10.13%	4/28/2028	129,071	127,193	127,765	0.56
Comet Acquisition, Inc.	(4)(9)	SOFR +	4.25%	8.98%	10/24/2025	15,830	15,626	15,355	0.07
Lereta, LLC	(10)	L +	5.25%	9.63%	7/30/2028	29,455	29,220	25,921	0.11
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	66,990	66,327	61,932	0.27
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	41,862	41,380	38,304	0.17
Sedgwick Claims Management Services, Inc.	(6)(11)	L +	4.25%	8.63%	9/3/2026	2,399	2,418	2,375	0.01
Sedgwick Claims Management Services, Inc.	(6)(8)	L +	3.75%	8.13%	9/3/2026	2,851	2,854	2,804	0.01
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	12.42% (incl. 2.00% PIK)	11/5/2024	274,238	273,743	246,814	1.09
							558,761	521,270	2.29

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	L +	3.69%	7.77%	1/31/2026		$15,505	$15,446	$14,406	0.06%
Numericable US, LLC	(6)(8)	L +	4.00%	8.65%	8/14/2026		33,493	33,515	31,246	0.14
Numericable US, LLC	(6)(8)	L +	2.75%	7.16%	7/31/2025		2,861	2,834	2,723	0.01
Point Broadband Acquisition, LLC	(4)(7)(11)	L +	6.00%	10.56%	10/1/2028		194,794	190,399	189,073	0.83
Zacapa, LLC	(6)(9)	SOFR +	4.25%	8.83%	3/22/2029		6,082	6,069	5,861	0.03
Zayo Group Holdings, Inc.	(9)	SOFR +	4.25%	8.57%	3/9/2027		4,857	4,742	4,054	0.02
								253,005	247,363	1.09
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	L +	5.25%	10.01%	3/26/2027		50,994	50,060	50,425	0.22
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	L +	5.50%	10.23%	8/17/2028		193,050	189,496	189,111	0.83
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028		50,454	49,866	47,067	0.21
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	10.73%	8/30/2028		186,571	183,344	185,353	0.82
Shoals Holdings, LLC	(4)(11)	SOFR +	3.25%	7.51%	11/25/2026		11,262	11,075	11,318	0.05
								433,781	432,849	1.91
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.75%	12/23/2026		35,138	34,718	32,854	0.14
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	9.68%	10/8/2029		465,710	455,099	455,280	2.01
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028		39,231	39,080	37,760	0.17
Ingram Micro, Inc.	(9)	L +	3.50%	8.23%	6/30/2028		3,940	3,909	3,891	0.02
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	10.83%	8/27/2029		88,177	85,665	85,532	0.38
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	8.45%	8/27/2029	EUR	5,922	2,718	3,972	0.02
LTI Holdings, Inc.	(8)	L +	3.50%	7.88%	9/6/2025		4,948	4,936	4,749	0.02
Presidio, Inc.	(8)	SOFR +	3.50%	7.92%	1/22/2027		2,197	2,200	2,167	0.01
								628,325	626,205	2.77

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	11.29%	10/4/2024		$8,031	$7,738	$8,031	0.04%
EnergySolutions, LLC	(11)	L +	3.75%	8.48%	5/9/2025	4,675		4,675	4,369	0.02
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	10.63%	8/17/2029	8,189		7,967	8,048	0.04
Tetra Technologies, Inc.	(4)(6)(11)	L +	6.25%	10.63%	9/10/2025	22,793		22,080	22,793	0.10
								42,460	43,241	0.20
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.59%	11/10/2028	7,719		7,655	7,372	0.03
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025	11,815		11,832	11,584	0.05
								19,487	18,956	0.08
Food Products
Quantum Bidco, Ltd.	(6)(8)	S +	6.00%	6.28%	1/29/2028	GBP	18,500	24,611	19,080	0.08
Snacking Investments US, LLC	(6)(11)	L +	4.00%	8.32%	12/18/2026	4,944		4,970	4,833	0.02
								29,581	23,913	0.10
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(7)(9)	SOFR +	5.75%	10.48%	6/13/2029	25,380		24,746	24,255	0.11
Auris Luxembourg III Sarl	(6)(8)	L +	3.75%	8.68%	2/27/2026	34,532		34,030	30,993	0.14
CPI Buyer, LLC	(4)(7)(10)	L +	5.50%	10.23%	11/1/2028	161,899		158,173	153,414	0.68
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	10.18%	7/6/2028	67,705		66,462	66,182	0.29
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	L +	5.50%	9.84%	9/13/2028	245,025		240,888	240,440	1.06
Mozart Borrower LP	(7)(9)	L +	3.25%	7.63%	10/23/2028	1,985		1,884	477	0.00
Natus Medical Incorporated	(4)(7)(9)	SOFR +	5.50%	8.68%	7/20/2029	53,463		50,042	49,330	0.22
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028	81,849		80,299	78,166	0.34
Sunshine Luxembourg VII S.à r.l, LLC	(6)(10)	L +	3.75%	8.48%	10/1/2026	23,496		23,346	22,560	0.10
TecoStar Holdings, Inc.	(11)	L +	3.50%	7.24%	5/1/2024	25,881		25,647	21,764	0.10
								705,517	687,581	3.04
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.75%	10.36%	8/10/2029	CAD	204,779	156,140	144,435	0.64
ACI Group Holdings, Inc.	(4)(5)(7)(10)	L +	5.75%	10.13%	8/2/2028	92,158		90,007	90,086	0.40
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.66%	5/7/2027	20,661		20,251	20,229	0.09
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027	46,518		46,278	42,491	0.19
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.59%	2/25/2028	17,532		16,596	15,861	0.07
AMGH Holding Corp.	(11)	L +	4.25%	8.63%	3/14/2025	11,615		11,628	8,300	0.04
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(11)	C +	4.50%	9.36%	4/14/2028	CAD	16,795	12,933	14,973	0.07
Caramel Bidco Limited	(4)(5)(6)(8)	S +	6.00%	9.43%	2/24/2029	GBP	60,000	78,167	69,698	0.31
Caramel Bidco Limited	(4)(5)(6)(7)(8)	SOFR +	6.00%	9.43%	2/24/2024	GBP	5,392	6,968	4,202	0.02
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028	499,035		488,434	470,913	2.08

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
CHG Healthcare Services, Inc.	(9)	L +	3.25%	7.63%	9/29/2028		$8,021	$7,983	$7,864	0.03%
Covenant Surgical Partners, Inc.	(8)	L +	4.00%	8.41%	7/1/2026		2,951	2,916	2,501	0.01
Cross Country Healthcare, Inc.	(4)(10)	L +	5.75%	10.14%	6/8/2027		48,234	46,982	48,234	0.21
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		25,015	24,846	24,620	0.11
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.19%	10/4/2024		29,118	29,118	28,972	0.13
Global Medical Response, Inc.	(11)	L +	4.25%	8.42%	10/2/2025		34,291	34,358	24,239	0.11
Gordian Medical, Inc.	(4)(10)	L +	6.25%	10.98%	1/31/2027		51,790	50,515	37,548	0.17
Heartland Dental, LLC	(8)	L +	4.00%	8.39%	4/30/2025		47,639	47,471	44,388	0.20
Jayhawk Buyer, LLC	(4)(7)(11)	L +	5.00%	9.73%	10/15/2026		274,677	270,560	271,930	1.20
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025		43,804	43,532	41,401	0.18
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	9.99%	2/1/2029		21,910	21,243	21,636	0.10
Medical Knowledge Group, LLC	(4)(10)	L +	5.75%	10.04	2/1/2029		163,706	160,860	161,660	0.71
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	7.98%	3/12/2028		19,182	19,113	17,719	0.08
National Mentor Holdings, Inc.	(10)	L +	3.75%	8.48%	3/2/2028		11,192	11,182	7,884	0.03
Navigator Acquiror, Inc.	(4)(7)(9)	L +	5.75%	9.98% (incl.5.11% PIK)	7/16/2027		416,586	413,661	412,420	1.82
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	9.67%	2/23/2029		7,476	7,405	6,156	0.03
Odyssey Holding Company, LLC	(4)(11)	L +	5.75%	10.45%	11/16/2025		63,649	63,333	63,649	0.28
Onex TSG Intermediate Corp.	(6)(10)	L +	4.75%	9.16%	2/28/2028		23,023	22,873	20,622	0.09
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.13%	3/31/2027		30,697	30,494	25,734	0.11
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028		5,036	4,910	4,778	0.02
PetVet Care Centers, LLC	(10)	L +	3.50%	7.88%	2/14/2025		54,403	54,377	51,297	0.23
Phoenix Guarantor, Inc.	(6)(8)	L +	3.50%	7.88%	3/5/2026		17,904	17,889	16,891	0.07
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.07%	5/12/2029		91,493	89,190	86,487	0.38
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.07%	8/31/2029		114,624	112,184	113,256	0.50
PSKW Intermediate, LLC	(4)(11)	L +	6.25%	10.64%	3/9/2026		14,303	14,303	14,303	0.06
Radnet, Inc.	(6)(10)	L +	3.00%	7.73%	4/21/2028		4,850	4,832	4,733	0.02
Reverb Buyer, Inc.	(9)	L +	3.50%	7.88%	11/1/2028		6,551	6,504	6,155	0.03
Smile Doctors, LLC	(4)(7)(10)	L +	5.75%	11.00%	12/21/2028		460,037	450,702	449,712	1.98
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	10.76%	6/1/2028		623,786	615,035	601,186	2.65
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	9.76%	6/18/2028		72,500	70,742	70,051	0.31
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	L +	5.75%	10.51%	1/2/2029		166,289	163,129	160,844	0.71
Surgery Centers Holdings, Inc.	(6)(10)	L +	3.75%	8.05%	8/31/2026		14,435	14,425	14,289	0.06
The Fertility Partners, Inc.	(4)(5)(6)(10)	L +	5.75%	10.13%	3/16/2028		38,903	38,228	37,346	0.16
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.46%	3/16/2028	CAD	155,062	121,396	111,823	0.49
The GI Alliance Management, LLC	(4)(7)(11)	SOFR +	6.25%	10.49%	9/15/2028		261,135	252,087	254,229	1.12

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
TTF Holdings, LLC	(4)(10)	L +	4.00%	8.13%	3/31/2028		$5,944	$5,910	$5,884	0.03%
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	8.37%	10/1/2028		38,627	38,496	36,876	0.16
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.50%	10.50%	6/18/2029		863,748	863,748	863,748	3.81
United Mutual Acquisition Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.09%	7/15/2028		15,654	15,421	15,229	0.07
US Acute Care Solutions	(5)(8)		6.38%	6.38%	3/1/2026		2,885	2,919	2,564	0.01
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	5.50%	10.18%	11/18/2027		127,120	125,052	125,849	0.55
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	L +	4.50%	10.72%	11/18/2023		39,604	38,717	38,933	0.17
Veonet GmbH	(6)(8)	S +	5.25%	8.68%	3/14/2029	GBP	170,000	218,598	190,515	0.84
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028		108,280	106,326	88,257	0.39
								5,680,967	5,515,600	24.33
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	7.82%	2/15/2029		36,931	36,518	33,015	0.15
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	6.25%	5/25/2029		86,813	85,002	84,951	0.37
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029		403,316	394,706	390,501	1.72
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.18%	10/4/2029		371,638	362,597	364,206	1.61
Edifecs, Inc.	(4)(10)	L +	5.50%	10.23%	9/21/2026		122,264	120,388	121,042	0.53
Edifecs, Inc.	(4)(11)	L +	7.50%	12.23%	9/21/2026		29,360	29,261	29,947	0.13
Ensemble RCM, LLC	(4)(9)	SOFR +	5.00%	9.19%	8/3/2026		89,550	88,057	87,759	0.39
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.73%	10/29/2028		99,248	97,345	97,383	0.43
Imprivata, Inc.	(9)	L +	3.75%	8.13%	12/1/2027		3,940	3,948	3,801	0.02
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027		15,149	15,208	14,628	0.06
NMC Crimson Holdings, Inc.	(4)(7)(10)	L +	6.00%	9.74%	3/1/2028		75,988	74,013	74,805	0.33
Project Ruby Ultimate Parent Corp.	(10)	L +	3.25%	7.63%	3/10/2028		8,461	8,428	8,019	0.04
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	9.41%	4/1/2028		166,892	164,279	165,223	0.73
Verscend Holding Corp.	(8)	L +	4.00%	8.38%	8/27/2025		30,479	30,524	30,346	0.13
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026		12,408	12,425	12,222	0.05
								1,522,699	1,517,848	6.69
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028		6,241	6,251	6,180	0.03
CEC Entertainment, Inc.	(5)(8)		6.75%	6.75%	5/1/2026		51,052	51,052	47,542	0.21
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.22%	4/2/2029		43,670	42,885	41,650	0.18
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029		33,590	33,463	32,003	0.14
Flynn Restaurant Group LP	(9)	L +	4.25%	8.63%	12/1/2028		7,999	7,922	7,522	0.03
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027		15,762	15,761	15,321	0.07
Mic Glen, LLC	(9)	L +	3.50%	7.88%	7/21/2028		26,577	26,430	25,348	0.11
Scientific Games Holdings LP	(9)	SOFR +	3.50%	7.10%	4/4/2029		10,434	10,389	9,976	0.04
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027		48,876	48,867	47,129	0.21

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Twin River Worldwide Holdings, Inc.	(6)(9)	L +	3.25%	7.54%	10/2/2028		$19,084	$18,942	$17,710	0.08%
								261,962	250,381	1.10
Household Durables
AI Aqua Merger Sub, Inc.	(6)(7)(9)	SOFR +	3.75%	7.84%	7/31/2028		52,858	52,304	49,784	0.22
Hunter Douglas, Inc.	(6)(9)	SOFR +	3.50%	7.86%	2/26/2029		14,896	14,820	13,181	0.06
Instant Brands Holdings, Inc.	(10)	L +	5.00%	9.73%	4/12/2028		75,061	74,211	50,741	0.22
								141,335	113,706	0.50
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.32%	12/14/2028		11,238	11,142	10,591	0.05
CEP V Investment 11 Sarl	(4)(6)(7)(10)	S +	5.75%	5.75%	2/11/2028	CHF	97,449	97,920	104,199	0.46
Engineered Machinery Holdings, Inc.	(10)	L +	3.75%	8.48%	5/19/2028		7,978	7,978	7,738	0.03
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	10.12%	8/13/2029		161,600	158,150	157,944	0.70
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	7.55%	8/13/2029	EUR	25,323	25,502	26,486	0.12
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028		40,676	40,520	38,782	0.17
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029		52,169	49,972	48,862	0.22
Vertical US Newco, Inc.	(6)(9)	L +	3.50%	6.87%	7/30/2027		29,953	29,980	28,898	0.13
Victory Buyer, LLC	(4)(9)	L +	3.75%	8.10%	11/19/2028		22,863	22,774	19,262	0.08
								443,938	442,762	1.96
Insurance
Acrisure LLC	(8)	L +	3.50%	7.88%	2/15/2027		3,815	3,739	3,589	0.02
Acrisure LLC	(9)	L +	4.25%	8.63%	2/15/2027		18,985	18,947	18,424	0.08
Acrisure LLC	(9)	L +	3.75%	8.13%	2/15/2027		18,973	18,838	18,071	0.08
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.42%	10/2/2028		63,957	63,421	62,273	0.27
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/5/2027		7,935	7,894	7,766	0.03
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029		360,844	352,810	356,491	1.57
AssuredPartners, Inc.	(9)	L +	3.50%	7.88%	2/12/2027		30,226	29,966	29,355	0.13
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82	2/12/2027		993	991	966	0.00
Baldwin Risk Partners, LLC	(6)(9)	L +	3.50%	7.79%	10/14/2027		7,884	7,853	7,707	0.03
Benefytt Technologies, Inc.	(4)(10)	SOFR +	8.75%	12.09% (incl. 7.75% PIK)	8/12/2027		97,056	95,617	78,615	0.35
Benefytt Technologies, Inc.	(4)(7)(8)	SOFR +	7.50%	10.58% (incl. 7.75% PIK)	8/12/2027		23,520	22,851	19,016	0.08
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027		10,816	10,774	10,509	0.05
CFC Underwriting, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	8.79%	5/16/2029		138,161	134,805	136,576	0.60
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	10.68%	10/29/2028		55,681	54,797	54,978	0.24
Galway Borrower, LLC	(4)(5)(7)(10)	L +	5.25%	8.99%	9/30/2028		222,069	218,415	216,018	0.95
High Street Buyer, Inc.	(4)(5)(7)(10)	L +	6.00%	10.73%	4/14/2028		127,353	124,844	125,698	0.55

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Howden Group Holdings Limited	(6)(10)	L +	3.25%	7.69%	11/12/2027		$13,503	$13,440	$13,173	0.06%
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	1,957		1,958	1,943	0.01
Integrity Marketing Acquisition, LLC	(4)(5)(10)	L +	6.05%	11.28%	8/27/2025	80,767		80,024	77,935	0.34
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.75%	9.49%	8/27/2025	79,904		78,423	76,727	0.34
Integrity Marketing Acquisition, LLC	(4)(5)(10)	L +	5.75%	7.50%	8/27/2025	74,979		74,173	72,168	0.32
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	15,393	12,486	10,679	0.05
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	11,206	8,797	7,774	0.03
Jones Deslauriers Insurance Management, Inc.	(5)(6)(8)	C +	4.25%	8.81%	3/17/2028	CAD	69,903	54,634	48,513	0.21
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	13,596		13,511	13,038	0.06
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	L +	5.50%	10.63%	10/16/2028	24,461		23,947	23,541	0.10
Riser Merger Sub, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.33%	8/1/2028	159,870		155,983	155,699	0.69
Riser Merger Sub, Inc.	(4)(6)(10)	S +	5.75%	9.18%	8/1/2028	GBP	13,683	16,452	16,130	0.07
RSC Acquisition, Inc.	(4)(5)(10)	L +	5.50%	9.11%	10/30/2026	15,000		14,870	14,588	0.06
RSC Acquisition, Inc.	(4)(5)(7)(10)	L +	5.50%	9.74%	10/30/2026	10,680		10,160	8,928	0.04
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.17%	1/27/2027	93,540		93,262	93,540	0.41
Shelf Bidco Ltd	(6)(10)	SOFR +	6.00%	6.75%	1/3/2030	132,377		128,377	128,377	0.57
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	8.47%	7/9/2028	GBP	48,569	65,941	57,592	0.25
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	7.00%	7.00%	7/9/2028	GBP	101,623	116,566	108,100	0.48
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	10.38%	7/9/2028	166,473		162,496	163,559	0.72
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	6.25%	10.43%	8/3/2028	17,423		17,179	17,118	0.08
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028	30,570		30,181	30,035	0.13
								2,339,422	2,285,209	10.05
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	L +	3.25%	7.63%	12/6/2027	8,349		8,298	7,751	0.03
Cengage Learning, Inc.	(11)	L +	4.75%	7.81%	7/14/2026	18,763		18,629	16,919	0.07
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	15,647		15,655	15,240	0.07
Project Boost Purchaser, LLC	(9)	L +	3.50%	7.88%	5/30/2026	9,924		9,785	9,596	0.04
Red Planet Borrower, LLC	(9)	L +	3.75%	8.13%	10/2/2028	39,653		39,368	25,021	0.11
SurveyMonkey, Inc.	(6)(8)	L +	3.75%	8.14%	10/10/2025	5,957		5,869	5,778	0.03
								97,604	80,305	0.35

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(7)(11)	SOFR +	6.00%	10.43%	12/29/2026		$511,530	$510,002	$506,414	2.23%
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	7.57%	2/3/2029	9,729		9,675	9,595	0.04
Prodege International Holdings, LLC	(4)(10)	L +	5.75%	10.52%	12/15/2027	561,698		553,677	550,464	2.43
Wireless Vision, LLC	(4)(11)	L +	5.50%	10.23%	12/30/2025	19,197		19,197	19,197	0.08
								1,092,551	1,085,670	4.78
IT Services
Ahead DB Holdings, LLC	(5)(10)	L +	3.75%	8.48%	10/18/2027	2,570		2,580	2,488	0.01
AI Altius Bidco, Inc.	(4)(5)(7)(10)	L +	5.50%	10.65%	12/13/2028	106,023		103,921	103,556	0.46
AI Altius Bidco, Inc.	(4)(5)(8)		9.75% PIK	9.75% PIK	12/29/2029	22,256		21,714	21,532	0.09
BCP V Everise Acquisition, LLC	(4)(10)	SOFR +	6.50%	10.83%	5/3/2027	74,063		72,272	72,211	0.32
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	28,834		28,864	27,917	0.12
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	45,056		44,735	40,663	0.18
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.48%	4/1/2028	182,010		178,827	174,730	0.77
Inovalon Holdings, Inc.	(4)(7)(10)	L +	6.25%	10.95% (incl. 2.75% PIK)	11/24/2028	958,135		937,472	947,309	4.18
Monterey Financing, S.A.R.L	(4)(6)(7)(8)	E +	6.00%	8.14%	9/28/2029	EUR	76,519	69,979	81,366	0.36
Monterey Financing, S.A.R.L	(4)(6)(8)	CI +	6.00%	8.42%	9/28/2029	DKK	560,750	72,060	78,665	0.35
Monterey Financing, S.A.R.L	(4)(6)(8)	ST +	6.00%	8.65%	9/28/2029	SEK	243,186	21,200	22,727	0.10
Monterey Financing, S.A.R.L	(4)(6)(9)	N +	6.00%	9.26%	9/28/2029	NOK	599,094	54,450	59,479	0.26
Park Place Technologies, LLC	(11)	SOFR +	5.00%	9.42%	11/10/2027	796		798	753	0.00
Razor Holdco, LLC	(4)(10)	L +	5.75%	9.42%	10/25/2027	189,288		186,250	185,502	0.82
Red River Technology, LLC	(4)(7)(11)	L +	6.00%	10.38%	5/26/2027	149,310		147,395	148,190	0.65
Sabre GLBL, Inc.	(6)(9)	SOFR +	4.25%	8.67%	6/30/2028	1,321		1,292	1,213	0.01
Sabre GLBL, Inc.	(6)(9)	L +	3.50%	7.88%	12/17/2027	17,783		17,734	16,249	0.07
TierPoint, LLC	(10)	L +	3.75%	8.13%	5/5/2026	12,370		12,323	11,601	0.05
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	8/3/2028	EUR	16,320	18,455	17,200	0.08
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	E +	6.00%	7.36%	8/3/2028	EUR	8,284	9,576	8,587	0.04
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	10.01%	8/3/2028	12,655		12,344	12,466	0.05
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	8,918		8,930	8,632	0.04
Virtusa Corp.	(10)	L +	3.75%	8.17%	2/15/2029	942		934	912	0.00
								2,024,105	2,043,948	9.01

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Leisure Products
Lew's Intermediate Holdings, LLC	(4)(10)	SOFR +	5.00%	9.40%	2/11/2028	$25,913	$25,749	$23,710	0.10%
Lucky Bucks, LLC	(10)	L +	5.50%	10.43%	7/30/2027	47,204	46,462	27,811	0.12
Motion Finco, LLC	(6)(8)	L +	3.25%	7.98%	11/12/2026	19,460	18,857	18,611	0.08
Recess Holdings, Inc.	(11)	L +	3.75%	8.16%	9/30/2024	11,924	11,909	11,880	0.05
							102,977	82,012	0.35
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	7.92%	12/4/2026	4,512	4,527	4,394	0.02
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	40,647	40,658	33,673	0.15
LSCS Holdings, Inc.	(9)	L +	4.50%	8.88%	12/16/2028	15,594	15,527	14,941	0.07
Maravai Intermediate Holdings, LLC	(6)(9)	SOFR +	3.00%	6.96%	10/19/2027	1,958	1,976	1,925	0.01
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.23%	11/30/2027	1,881	1,878	1,789	0.01
							64,566	56,722	0.26

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC	(9)	SOFR +	5.25%	9.67%	2/8/2029		$14,756	$14,691	$12,743	0.06%
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027		10,431	10,262	10,042	0.04
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	9.75%	12/9/2025		1,284	1,253	1,249	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	L +	6.00%	6.75%	4/7/2024		1,201	1,181	1,168	0.01
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028		238	236	232	0.00
Titan Acquisition Ltd.	(6)(8)	L +	3.00%	5.88%	3/28/2025		15,097	14,773	14,142	0.06
								42,396	39,576	0.18
Marine
Armada Parent, Inc.	(4)(7)(10)	L +	5.75%	10.13%	10/29/2027		233,972	229,683	226,879	1.00
Media
Clear Channel Outdoor Holdings, Inc.	(6)(8)	L +	3.50%	7.91%	8/21/2026		33,680	32,906	30,754	0.14
Digital Media Solutions, LLC	(4)(6)(10)	L +	5.00%	9.73%	5/25/2026		29,518	29,015	25,238	0.11
McGraw-Hill Education, Inc.	(9)	L +	4.75%	8.32%	7/28/2028		28,501	28,269	26,907	0.12
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026		47,479	47,370	38,787	0.17
Terrier Media Buyer, Inc.	(8)	L +	3.50%	8.23%	12/17/2026		1,955	1,963	1,836	0.01
Trader Corp.	(4)(6)(7)(10)	C +	5.75%	10.40%	12/22/2029	CAD	110,510	79,009	79,416	0.35
Univision Communications, Inc.	(10)	L +	3.25%	7.63%	3/15/2026		20,074	19,952	19,798	0.09
								238,484	222,736	0.99
Metals & Mining
American Rock Salt Company, LLC	(10)	L +	4.00%	8.38%	6/9/2028		19,684	19,672	18,577	0.08
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	8.41%	3/16/2027		45,105	44,859	43,962	0.19
								64,531	62,539	0.27
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		30,190	29,569	29,737	0.13
Freeport LNG Investments, LLLP	(9)	L +	3.50%	7.74%	12/21/2028		55,586	55,399	52,984	0.23
KKR Alberta Midsteam Finance Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		16,424	16,087	16,178	0.07
								101,055	98,899	0.43
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	L +	5.50%	9.36%	11/12/2027		40,166	39,406	39,080	0.17
Profile Products, LLC	(4)(10)	C +	5.50%	10.14	11/12/2027		23,595	23,211	23,064	0.10
								62,617	62,144	0.27
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	8.56%	10/27/2028	EUR	60,136	57,958	63,092	0.28
Padagis, LLC	(6)(9)	L +	4.75%	8.49%	7/6/2028		29,371	29,331	26,189	0.12
Rhea Parent, Inc.	(4)(5)(10)	SOFR +	5.75%	10.33%	2/18/2029		205,468	201,868	202,899	0.89
Sharp Midco, LLC	(4)(9)	L +	4.00%	8.73%	12/31/2028		5,283	5,271	5,032	0.02
								294,428	297,212	1.31

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	9.67%	3/1/2028		$154,467	$153,315	$154,467	0.68%
ALKU, LLC	(4)(10)	SOFR +	5.00%	9.42%	3/1/2028		78,607	77,850	78,607	0.35
APFS Staffing Holdings, Inc.	(4)(7)(9)	SOFR +	4.00%	8.09%	12/29/2028		3,275	3,065	2,529	0.01
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028		64,131	63,860	61,432	0.27
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	9.54%	12/11/2028		3,600	3,569	3,578	0.02
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	10.30%	3/2/2028	GBP	40,700	55,179	49,379	0.22
CFGI Holdings, LLC	(4)(7)(10)	L +	5.00%	9.39%	11/2/2027		22,918	22,044	22,291	0.10
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.75%	9.80%	5/18/2029		2,944	2,930	2,798	0.01
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	10.83%	5/18/2029		42,743	42,387	41,888	0.18
Claims Automation Intermediate 2, LLC	(4)(7)(10)	L +	4.75%	8.76%	12/16/2027		45,500	44,182	43,449	0.19
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	9.98%	8/26/2027		150,490	147,773	146,988	0.65
CoreLogic, Inc.	(9)	L +	3.50%	7.94%	6/2/2028		41,138	40,876	34,466	0.15
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	8.92%	11/16/2027		1,600	1,561	1,561	0.01
Cumming Group, Inc.	(4)(7)(11)	L +	5.25%	8.92%	5/26/2027		171,367	168,531	165,889	0.73
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027		86,146	85,708	80,668	0.36
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.08%	4/14/2028		65,997	65,126	64,430	0.28
Emerald US, Inc.	(6)(8)	L +	3.25%	7.98%	7/12/2028		3,889	3,886	3,874	0.02
Galaxy US Opco, Inc.	(6)(9)	SOFR +	4.75%	9.07%	4/29/2029		12,326	12,046	11,185	0.05
Guidehouse, Inc.	(4)(5)(10)	L +	6.25%	10.32%	10/16/2028		49,874	48,441	48,877	0.22
Guidehouse, Inc.	(4)(5)(10)	L +	6.25%	10.63%	10/16/2028		1,147,802	1,138,302	1,124,846	4.96
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027		107,511	105,846	106,284	0.47
IG Investments Holdings, LLC	(4)(5)(7)(10)	L +	6.00%	10.39%	9/22/2028		466,344	458,429	463,878	2.04
Inmar, Inc.	(11)	L +	4.00%	8.73%	5/1/2024		39,981	39,814	36,493	0.16
Kaufman Hall & Associates, LLC	(4)(10)	L +	5.25%	9.63%	12/14/2028		97,255	95,601	96,526	0.43
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.26%	2/25/2028		93,094	91,039	91,631	0.40
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	9.58%	9/14/2029		778,402	759,603	767,644	3.38
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.68%	8/19/2027		264,920	260,943	256,724	1.13
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.17%	3/27/2026		281,425	274,304	269,816	1.19
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025		4,207	4,175	4,159	0.02
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029		36,173	34,805	34,763	0.15
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.08%	5/18/2029		44,888	44,066	42,138	0.19
Sherlock Buyer Corp.	(4)(7)(10)	L +	5.75%	10.48%	12/8/2028		6,488	6,210	6,060	0.03
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	8.73%	6/18/2029		34,466	33,046	33,518	0.15
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.18%	6/29/2027		44,320	43,315	43,548	0.19
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.99%	12/21/2028		389,123	381,440	380,183	1.68
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.69%	6/1/2029		146,370	143,164	144,011	0.63
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025		22,103	22,056	21,466	0.09

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
West Monroe Partners, LLC	(4)(7)(10)	L +	5.50%	9.84%	11/8/2028		$729,914	$716,495	$711,312	3.14%
								5,694,982	5,653,356	24.93
Real Estate Management & Development
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	12/16/2025	GBP	20,000	28,031	21,121	0.09
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028		70,324	69,012	70,324	0.31
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	7/25/2029		15,205	14,849	15,205	0.07
								111,892	106,650	0.47
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028		628	404	429	0.00
Software
2U, Inc.	(6)(10)	L +	5.75%	10.16%	12/30/2024		7,960	7,880	7,666	0.03
Anaplan, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	10.82%	6/21/2029		532,311	521,322	520,601	2.29
Apex Group Treasury, LLC	(6)(9)	L +	3.75%	8.26%	7/27/2028		19,608	19,584	18,775	0.08
Apttus Corp.	(10)	L +	4.25%	8.66%	5/8/2028		11,717	11,696	11,014	0.05
Armstrong Bidco Limited	(4)(6)(7)(8)	S +	5.75%	8.68%	6/28/2029	GBP	127,438	150,291	159,339	0.70
Armstrong Bidco Limited	(4)(6)(8)	S +	5.75%	8.68%	6/28/2029	GBP	314,735	374,547	360,861	1.59
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	8.00%	10/19/2028		23,077	22,519	22,442	0.10
AxiomSL Group, Inc.	(4)(7)(11)	L +	5.75%	10.13%	12/3/2027		78,219	76,887	77,322	0.34
Barracuda Networks, Inc.	(9)	SOFR +	4.50%	8.59%	8/15/2029		32,103	31,056	31,015	0.14
Project Boost Purchaser, LLC	(4)(7)(10)	SOFR +	5.25%	9.68%	5/2/2029		44,993	44,498	44,698	0.20
BlueCat Networks USA, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.46%	8/8/2028		69,864	68,344	68,246	0.30
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025		14,886	14,828	14,287	0.06
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028		57,082	56,256	54,005	0.24
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.17%	2/24/2028		15,246	14,783	14,706	0.06
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029		258,821	251,334	245,348	1.08
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.14%	7/14/2027		110,695	108,529	107,828	0.48
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028		28,620	28,541	27,260	0.12
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.13%	10/16/2028		27,418	27,320	24,607	0.11
Delta Topco, Inc.	(10)	SOFR +	3.75%	8.15%	12/1/2027		35,059	35,021	32,500	0.14
Diligent Corporation	(4)(11)	L +	5.75%	10.13%	8/4/2025		88,425	87,687	85,772	0.38
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029		472,150	462,759	453,786	2.00
DTI Holdco, Inc.	(7)(10)	SOFR +	4.75%	8.84%	4/26/2029		53,078	51,741	48,874	0.22
ECI Macola Max Holding, LLC	(6)(10)	L +	3.75%	8.48%	11/9/2027		12,010	12,033	11,560	0.05
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027		5,983	6,003	5,758	0.03
Episerver, Inc.	(4)(5)(7)(11)	L +	5.25%	9.98%	4/9/2026		25,101	24,739	23,340	0.10
Experity, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	2/24/2028		135,023	132,608	132,054	0.58
Forterro UK Ltd.	(4)(6)(7)(8)	E +	5.50%	6.70%	7/9/2029	EUR	42,187	41,136	44,292	0.20

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Forterro UK Ltd.	(4)(6)(8)	L +	5.50%	6.45%	7/9/2029	CHF	10,674	$10,698	$11,192	0.05%
Forterro UK Ltd.	(4)(6)(8)	ST +	5.50%	7.17%	7/9/2029	SEK	112,563	10,422	10,478	0.05
GI Consilio Parent, LLC	(7)(9)	L +	4.00%	8.38%	5/12/2028	45,327		44,499	42,475	0.19
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	9.73%	3/9/2029	440,154		432,145	429,670	1.89
GovernmentJobs.com, Inc.	(4)(7)(10)	L +	5.50%	9.88%	12/1/2028	144,871		141,696	140,952	0.62
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.43%	4/27/2027	19,874		19,569	19,547	0.09
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027	5,875		5,901	5,654	0.02
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026	48,835		48,815	44,159	0.19
Hyland Software, Inc.	(10)	L +	3.50%	7.88%	7/1/2024	9,851		9,857	9,739	0.04
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028	55,721		55,589	52,691	0.23
Imperva, Inc.	(11)	L +	4.00%	8.59%	1/12/2026	19,119		19,184	15,716	0.07
ION Trading Finance Ltd.	(6)(8)	L +	4.75%	9.48%	4/3/2028	28,045		28,067	26,673	0.12
Ivanti Software, Inc.	(10)	L +	4.00%	8.73%	12/1/2027	5,128		5,117	4,061	0.02
Ivanti Software, Inc.	(10)	L +	4.25%	9.01%	12/1/2027	36,390		36,142	28,979	0.13
Kaseya, Inc.	(4)(7)(10)	SOFR +	5.75%	10.33%	6/25/2029	733,231		718,045	724,967	3.20
LD Lower Holdings, Inc.	(4)(7)(11)	L +	6.50%	11.23%	2/8/2026	117,777		116,281	116,011	0.51
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	9.73%	5/9/2026	37,810		37,005	36,487	0.16
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	9.18%	5/18/2029	GBP	103,153	125,918	122,440	0.54
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.17%	5/18/2029	967,749		943,201	950,755	4.19
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	L +	3.75%	8.16%	7/31/2028	85,175		84,168	82,084	0.36
Medallia, Inc.	(4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028	992,925		976,148	973,067	4.29
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029	11,854		11,800	11,135	0.05
Mitratech Holdings, Inc.	(5)(10)	L +	3.75%	8.16%	5/18/2028	16,831		16,766	15,996	0.07
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.67%	12/1/2027	14,767		14,057	14,014	0.06
MRI Software, LLC	(5)(7)(11)	L +	5.50%	10.23%	2/10/2026	18,567		18,537	17,581	0.08
Neogames Connect SARL	(4)(6)(8)	E +	6.25%	8.45%	5/30/2028	EUR	100,400	101,799	104,131	0.46
Nintex Topco Limited	(4)(6)(10)	L +	6.00%	10.73%	11/13/2028	681,511		670,072	637,213	2.81
NortonLifeLock, Inc.	(6)(9)	SOFR +	2.00%	6.42%	9/12/2029	12,000		11,942	11,823	0.05
Onex AP Merger Sub, LLC	(4)(7)(10)	SOFR +	5.75%	9.74%	4/4/2028	21,687		21,307	21,188	0.09
Paya Holdings III, LLC	(4)(5)(6)(7)(10)	L +	3.25%	7.63%	6/25/2028	9,381		9,247	9,021	0.04
Perforce Software, Inc.	(8)	L +	3.75%	8.13%	7/1/2026	15,455		15,441	14,443	0.06
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024	14,275		14,291	13,961	0.06
Project Leopard Holdings, Inc.	(7)(9)	SOFR +	5.25%	9.80%	7/20/2029	145,740		138,104	131,807	0.58
Proofpoint, Inc.	(5)(9)	L +	3.25%	7.98%	8/31/2028	904		874	872	0.00
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	8.49%	2/1/2029	27,881		27,655	21,634	0.10
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	8.78%	7/19/2028	115,925		113,139	112,920	0.50

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028		$21,393	$21,320	$20,387	0.09%
Relativity ODA, LLC	(4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027		1,165	1,075	1,073	0.00
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025		10,838	10,843	10,446	0.05
Rocket Software, Inc.	(9)	L +	4.25%	8.63%	11/28/2025		3,968	3,854	3,832	0.02
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	8.32%	8/14/2026		16,684	16,709	16,253	0.07
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.25%	10.58%	8/16/2029		384,906	376,984	376,526	1.66
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027		6,957	6,878	6,731	0.03
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028		5,665	5,675	5,233	0.02
Spitfire Parent, Inc.	(4)(5)(11)	E +	6.00%	7.86%	3/11/2027	EUR	19,256	22,936	20,140	0.09
Spitfire Parent, Inc.	(4)(7)(11)	SOFR +	6.00%	9.28%	3/11/2027		113,685	112,419	111,356	0.49
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		10,047	9,877	9,796	0.04
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		854,257	840,199	832,901	3.67
Surf Holdings, LLC	(6)(8)	L +	3.50%	8.23%	3/5/2027		12,018	12,013	11,683	0.05
Symphony Technology Group	(5)(6)(10)	L +	4.75%	9.17%	7/27/2028		66,060	65,486	56,874	0.25
Symphony Technology Group	(5)(6)(9)	SOFR +	3.75%	7.97%	3/1/2029		30,178	29,921	28,173	0.12
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.32%	2/18/2027		3,920	3,940	3,731	0.02
The NPD Group L.P.	(4)(10)	SOFR +	6.25%	10.43% (incl. 2.75% PIK)	12/1/2028		886,351	869,959	868,624	3.83
The NPD Group L.P.	(4)(7)(10)	L +	5.75%	10.13%	12/1/2028		701,481	686,473	693,543	3.06
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026		20,018	19,963	19,092	0.08
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	9.61%	5/5/2028		75,913	74,564	74,219	0.33
Virgin Pulse, Inc.	(10)	L +	4.00%	8.38%	4/6/2028		42,021	41,704	35,823	0.16
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028		46,070	45,944	38,272	0.17
Zendesk Inc	(4)(7)(10)	SOFR +	6.50%	11.04%	11/22/2028		912,838	887,862	889,508	3.92
								11,904,038	11,767,708	51.86
Specialty Retail
CustomInk, LLC	(4)(11)	L +	6.18%	7.18%	5/3/2026		36,866	36,379	36,866	0.16
EG America, LLC	(6)(9)	L +	4.25%	8.98%	3/31/2026		18,398	18,309	17,282	0.08
EG Dutch Finco BV	(6)(8)	L +	4.00%	9.15%	2/7/2025		35,152	34,947	33,285	0.15
Petco Health and Wellness Comp	(10)	SOFR +	3.25%	7.83%	3/3/2028		192	191	187	0.00
Runner Buyer, Inc.	(4)(10)	L +	5.50%	10.23%	10/20/2028		77,415	76,021	54,965	0.24
								165,847	142,585	0.63
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.17%	2/28/2026		45,893	45,960	44,057	0.19

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC	(11)	L +	7.00%	11.73%	7/15/2027		$26,156	$25,655	$21,644	0.10%
S&S Holdings, LLC	(9)	L +	5.00%	9.29%	3/11/2028		6,429	6,319	5,877	0.03
								31,974	27,521	0.13
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	L +	3.25%	7.66%	1/31/2028		34,242	33,782	32,504	0.14
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028		21,955	21,803	20,336	0.09
LBM Acquisition, LLC	(10)	L +	3.75%	7.12%	12/17/2027		55,472	55,153	48,339	0.21
Park River Holdings, Inc.	(10)	L +	3.25%	6.99%	12/28/2027		71,062	69,778	62,445	0.28
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.48%	4/1/2027		82,828	80,883	82,190	0.36
Specialty Building Products Holdings, LLC	(9)	L +	3.25%	7.64%	10/15/2028		30,036	29,981	27,145	0.12
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.92%	6/2/2028		52,570	52,335	50,382	0.22
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	9.99%	10/17/2025		35,410	34,763	30,231	0.13
								378,478	353,572	1.55
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc.	(10)	L +	4.75%	8.49%	4/6/2028		20,870	20,530	19,233	0.08
Capstone Logistics, LLC	(4)(11)	L +	4.75%	9.13%	11/12/2027		22,232	22,292	21,398	0.09
Enstructure LLC	(4)(7)(9)	SOFR +	5.50%	9.92%	5/25/2029		79,972	77,907	78,961	0.35
FFML Holdco Ltd	(4)(6)(8)	B +	6.25%	7.00%	11/30/2028	NZD 39,278		23,664	24,096	0.11
First Student Bidco, Inc.	(9)	L +	3.00%	7.73%	7/21/2028		12,569	12,491	11,399	0.05
Frontline Road Safety, LLC	(4)(10)	L +	5.75%	6.68%	5/3/2027		170,595	168,204	160,359	0.71
Helix TS, LLC	(4)(7)(10)	L +	5.75%	10.16%	8/4/2027		156,854	154,791	156,062	0.69
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	236,429	242,728	244,571	1.08
Liquid Tech Solutions Holdings, LLC	(4)(10)	L +	4.75%	8.92%	3/20/2028		19,094	19,021	18,235	0.08
Roadsafe Holdings, Inc.	(4)(7)(11)	L +	5.75%	10.87%	10/19/2027		142,790	140,438	140,831	0.62
Safety Borrower Holdings LP	(4)(5)(7)(11)	L +	5.25%	10.46%	9/1/2027		45,784	45,434	45,334	0.20
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.25%	9.95%	9/24/2027		169,256	166,058	166,682	0.73
TRP Infrastructure Services, LLC	(4)(7)(11)	L +	5.50%	10.08%	7/9/2027		72,961	71,763	67,722	0.30
								1,165,321	1,154,883	5.09
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027		24,976	24,947	23,926	0.11
Total First Lien Debt								44,461,300	43,710,812	192.69

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(5)(10)	L +	7.63%	12.36%	5/25/2029		$44,520	$43,986	$40,068	0.18%
Peraton Corp.	(10)	L +	7.75%	12.09%	2/1/2029		53,508	52,894	51,140	0.23
								96,880	91,208	0.41
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	7.25%	11.63%	9/1/2027		33,015	32,494	30,649	0.14
Wwex Uni Topco Holdings, LLC	(10)	L +	7.00%	11.73%	7/26/2029		33,000	32,604	27,658	0.12
								65,098	58,307	0.26
Capital Markets
The Edelman Financial Engines Center, LLC	(8)	L +	6.75%	11.13%	7/20/2026		14,000	13,899	12,659	0.06
Chemicals
Hexion Holdings Corp.	(4)(9)	SOFR +	7.44%	11.86%	3/15/2030		46,000	44,841	36,570	0.16
NIC Acquisition Corp.	(4)(10)	L +	7.75%	12.48%	12/29/2028		31,500	31,141	19,373	0.09
Pearls Netherlands Bidco	(4)(6)(9)	SOFR +	7.25%	11.34%	2/25/2030		42,453	41,408	41,392	0.18
								117,390	97,335	0.43
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.07%	3/30/2029		29,464	29,349	26,174	0.12
USIC Holdings, Inc.	(5)(10)	L +	6.50%	10.88%	5/14/2029		8,594	8,541	8,093	0.04
								37,890	34,267	0.16
Construction & Engineering
COP Home Services TopCo IV, Inc.	(4)(5)(11)	L +	8.75%	13.13%	12/29/2028		43,277	42,608	41,329	0.18
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	7.25%	11.98%	8/31/2029		32,725	32,281	31,374	0.14
								74,889	72,703	0.32
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(9)	L +	7.00%	11.38%	12/14/2029		25,000	24,781	22,859	0.10
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.	(4)(5)(9)	SOFR +	6.50%	11.23%	2/16/2030		52,500	51,565	51,188	0.23
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	3,005	2,587	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	10.93%	8/19/2029	GBP	65,340	87,423	76,820	0.34
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	L +	7.25%	7.25%	8/19/2029		25,000	24,450	24,250	0.11
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.17%	10/15/2027		6,537	6,439	6,488	0.03
								121,317	110,145	0.49
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	10.57%	12/1/2028		44,118	43,725	44,338	0.20
Hotels, Restaurants & Leisure
Mic Glen, LLC	(9)	L +	6.75%	11.13%	7/30/2029		19,000	18,949	17,520	0.08

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.35%	11/1/2029	$24,677	$24,460	$21,161	0.09%
IT Services
Dcert Buyer, Inc.	(8)	L +	7.00%	11.70%	2/19/2029	60,975	61,159	55,914	0.25
Inovalon Holdings, Inc.	(4)(5)(10)	L +	10.50%	15.20% (incl. 15.20% PIK)	11/24/2033	93,252	91,001	93,252	0.41
							152,160	149,166	0.66
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	10.91%	8/31/2029	45,977	45,210	35,862	0.16
LSCS Holdings, Inc.	(4)(9)	L +	8.00%	12.38%	12/17/2029	40,000	39,476	36,000	0.16
Phoenix Newco, Inc.	(4)(6)(9)	L +	6.50%	10.88%	11/15/2029	52,153	51,228	50,980	0.22
							135,914	122,842	0.54
Media
Houghton Mifflin, LLC	(4)(7)(9)	SOFR +	8.50%	12.82%	4/8/2030	80,500	78,678	76,034	0.34
Pharmaceuticals
Sharp Midco, LLC	(4)(5)(9)	L +	7.25%	11.98%	12/31/2029	31,500	30,811	29,925	0.13
Professional Services
Aqgen Island Holdings, Inc.	(5)(6)(9)	L +	6.50%	10.25%	8/2/2029	34,508	34,200	30,310	0.13
Celestial Saturn Parent, Inc.	(9)	L +	6.50%	10.94%	6/4/2029	134,488	133,362	96,294	0.42
Deerfield Dakota Holding, LLC	(10)	L +	6.75%	11.13%	4/7/2028	29,650	29,569	28,353	0.12
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	11.48%	6/17/2030	182,046	176,955	177,950	0.78
VT Topco, Inc.	(4)(10)	L +	6.75%	11.13%	7/31/2026	35,500	35,373	34,080	0.15
							409,459	366,987	1.60
Software
Apex Group Treasury, LLC	(4)(6)(9)	L +	6.75%	11.48%	7/27/2029	28,153	28,179	27,097	0.12
Cloudera, Inc.	(9)	L +	6.00%	10.38%	10/8/2029	66,697	66,226	55,942	0.25
HS Purchaser, LLC	(10)	SOFR +	6.75%	10.94%	11/19/2027	71,000	71,107	56,534	0.25
Human Security, Inc.	(4)(7)(11)	SOFR +	6.75%	11.07%	7/22/2027	50,000	49,209	48,250	0.21
Idera, Inc.	(4)(10)	L +	6.75%	10.50%	3/2/2029	30,331	30,243	25,175	0.11
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	6.50%	10.91%	7/30/2029	31,950	31,584	30,832	0.14
Mitratech Holdings, Inc.	(4)(10)	L +	6.75%	11.16%	5/18/2029	18,000	17,939	16,830	0.07
Proofpoint, Inc.	(5)(9)	L +	6.25%	10.98%	8/31/2029	63,274	63,103	61,086	0.27
Symphony Technology Group	(6)(10)	L +	8.25%	12.67%	7/27/2029	91,647	90,561	72,859	0.32
Virgin Pulse, Inc.	(4)(10)	L +	7.25%	11.63%	4/6/2029	27,000	26,841	21,060	0.09
Vision Solutions, Inc.	(5)(10)	L +	7.25%	11.61%	4/23/2029	88,534	88,114	66,041	0.29
							563,106	481,706	2.12

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	L +	6.75%	11.48%	12/21/2029	$14,000	$13,879	$12,457	0.05%
Total Second Lien Debt							2,074,849	1,872,806	8.26

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.82%	10/23/2034	$3,000	$3,000	$2,631	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	L +	6.60%	10.68%	10/17/2034	7,450	7,450	6,664	0.03
Allegro CLO XI Ltd.	(4)(5)(6)(8)	L +	7.00%	11.23%	1/19/2033	3,895	3,859	3,617	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	L +	5.95%	10.19%	7/20/2034	8,500	8,500	7,536	0.03
Apidos CLO XXXIII	(5)(6)(8)	L +	6.35%	10.67%	10/24/2034	5,000	4,955	4,466	0.02
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.86%	1/25/2034	9,000	9,000	7,653	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.49%	10/20/2034	7,750	7,750	6,600	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	L +	6.75%	10.99%	10/28/2034	7,000	6,936	6,151	0.03
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.60%	10.84%	1/20/2035	7,000	6,936	5,994	0.03
Barings CLO Ltd 2021-II	(4)(6)(5)(8)	L +	6.25%	10.33%	7/15/2034	6,000	6,000	5,257	0.02
Barings CLO Ltd 2021-III	(4)(6)(5)(8)	L +	6.65%	10.84%	1/18/2035	7,200	7,200	5,935	0.03
Benefit Street Partners CLO XX	(4)(5)(6)(8)	L +	6.75%	10.83%	7/15/2034	6,500	6,500	5,758	0.03
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	L +	6.70%	10.78%	10/15/2034	3,000	2,972	2,700	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	L +	6.86%	11.22%	7/25/2034	2,750	2,686	2,437	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	7,000	6,947	6,397	0.03
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.49%	7/20/2034	7,000	7,000	6,130	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	8.73%	4/21/2034	8,750	8,667	7,993	0.04
Carval CLO V-C, LTD.	(4)(5)(6)(8)	L +	6.75%	10.83%	10/15/2034	8,000	7,926	7,037	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	L +	6.80%	10.88%	10/16/2034	8,000	8,000	7,257	0.03
CIFC Funding 2022-V, Ltd.	(4)(5)(6)(8)	L +	7.55%	10.06%	7/16/2033	10,000	9,904	9,296	0.04
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	L +	6.15%	10.87%	8/20/2034	8,000	8,000	6,899	0.03
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2031	3,750	3,754	3,404	0.02
Elmwood CLO 16, Ltd.	(4)(5)(6)(8)	L +	7.22%	11.18%	4/20/2034	6,000	5,943	5,548	0.02
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	10/20/2034	3,500	3,500	3,218	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/20/2034	4,000	4,000	3,678	0.02
Flatiron RR CLO 22, LLC	(5)(6)(8)	L +	6.20%	10.27%	10/15/2034	5,000	5,000	4,491	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.61%	10.85%	10/20/2034	12,000	11,892	10,892	0.05
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	L +	5.95%	10.69%	10/25/2031	4,000	3,948	3,459	0.02
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	L +	7.00%	10.81%	4/15/2035	3,000	2,972	2,691	0.01
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	L +	6.15%	10.39%	10/20/2034	6,200	6,200	5,551	0.02
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.21%	4/20/2034	6,500	6,441	5,775	0.03
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	L +	6.75%	10.83%	4/15/2034	1,000	959	895	0.00
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	L +	6.33%	10.41%	7/15/2034	3,500	3,488	3,045	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	10.71%	7/15/2035	5,000	4,953	4,323	0.02
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	L +	6.95%	11.68%	1/30/2035	9,500	9,325	8,536	0.04
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	L +	6.80%	9.83%	1/22/2035	4,000	3,963	3,628	0.02
Jamestown CLO XIV, Ltd.	(5)(6)(8)	L +	7.20%	11.44%	10/20/2034	10,000	9,818	8,855	0.04

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Kayne CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2032	$5,000	$5,008	$4,453	0.02%
Magnetite XXXII Ltd	(4)(5)(6)(8)	L +	6.90%	10.76%	4/15/2035	5,000	5,000	4,534	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	L +	6.75%	11.26%	10/20/2034	6,500	6,500	5,784	0.03
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	L +	6.25%	10.49%	10/20/2035	11,000	11,000	9,766	0.04
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	L +	6.50%	10.74%	10/20/2034	4,250	4,073	3,696	0.02
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	L +	6.60%	10.84%	12/2/2034	9,000	8,887	7,814	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	11,000	10,878	9,540	0.04
Octagon 66, Ltd	(4)(5)(6)(8)	SOFR +	7.80%	10.34%	8/16/2033	10,000	9,904	9,288	0.04
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	L +	7.13%	11.21%	10/15/2033	5,000	4,978	4,489	0.02
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.18%	5/21/2034	2,000	1,910	1,769	0.01
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.40%	10.31%	4/20/2035	2,500	2,500	2,190	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.13%	11/14/2034	12,000	12,000	10,746	0.05
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	L +	7.30%	11.25%	4/20/2035	6,000	5,831	5,358	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	L +	6.45%	10.53%	10/15/2034	6,000	6,000	5,397	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.80%	10.71%	4/20/2035	5,000	4,977	4,426	0.02
PPM CLO 2, Ltd.	(4)(5)(6)(8)	L +	6.55%	10.63%	4/16/2032	5,000	5,008	4,098	0.02
PPM CLO 4, Ltd.	(5)(6)(8)	L +	6.50%	10.69%	10/18/2034	8,775	8,775	7,490	0.03
PPM CLO 5, Ltd.	(5)(6)(8)	L +	6.50%	10.69%	10/18/2034	4,800	4,800	3,988	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	1/15/2035	6,750	6,750	5,779	0.03
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	L +	6.72%	11.08%	10/20/2034	4,000	3,945	3,366	0.01
RR 19, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/15/2035	3,000	3,000	2,745	0.01
RR 20, Ltd.	(4)(5)(6)(8)	L +	7.25%	11.11%	7/15/2037	4,000	3,962	3,609	0.02
Signal Peak 7, Ltd.	(4)(5)(6)(8)	L +	6.89%	11.30%	4/30/2032	3,875	3,844	3,556	0.02
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	L +	6.56%	10.92%	10/25/2034	6,900	6,775	5,670	0.02
Symphony CLO 34-PS, Ltd.	(4)(5)(6)(8)	SOFR +	7.56%	10.14%	7/24/2034	7,000	6,932	6,264	0.03
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.53%	7/21/2034	8,000	8,000	7,130	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	L +	7.11%	11.35%	1/20/2034	2,875	2,851	2,624	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	L +	7.06%	11.14%	7/15/2034	6,250	6,195	5,679	0.03
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	L +	6.70%	10.78%	1/15/2035	8,250	8,098	7,205	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	L +	6.40%	10.63%	7/19/2034	5,000	4,908	4,419	0.02
Total Structured Finance Obligations							409,633	365,269	1.61
Unsecured Debt
Health Care Technology
Athenahealth, Inc.	(8)		6.50%	6.50%	2/15/2030	3,297	3,297	2,436	0.01
Software
Condor Merger Sub, Inc.	(6)(8)		7.38%	7.38%	2/15/2030	14,286	14,286	11,512	0.05
Total Unsecured Debt							17,583	13,948	0.06

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)				2,890,586	$4,336	$6,446	0.03%
Micross Topco, Inc.	(4)				116	125	116	0.00
						4,461	6,562	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				1,674	1,674	1,345	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)				1,076,923	1,077	2,100	0.01
						2,751	3,445	0.02
Distributors
Box Co-Invest Blocker, LLC	(4)				3,308,320	3,308	2,944	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50		29,194,330	28,734	35,317	0.16
Deneb Ultimate Topco, LLC - Class A Units	(4)				4,060	4,060	3,208	0.01
						32,794	38,525	0.17
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	10,915	9,815	0.04
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	1,414	0.01
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	304	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,109	0.01
						15,636	13,642	0.06
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,912	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	11,870	12,482	0.06
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	44,133	0.19
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	21,276	0.09
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,806	0.01
						88,135	91,202	0.40

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				988,290	$988	$109	0.00%
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				4,941,452	4,941	4,497	0.02
						5,929	4,606	0.02
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	1,300	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	25,687	0.11
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50		54,010	52,935	58,195	0.26
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	8,190	0.04
Tricor Horizon, LP	(4)(6)				14,151,361	14,151	14,151	0.06
Victors CCC Topco, LP	(4)				9,600,000	9,600	12,000	0.05
						83,186	92,536	0.41
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	769	0.00
Expedition Holdco, LLC - Class A Units	(4)				810,810	810	585	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	49,388	0.22
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50		45,090	43,963	47,908	0.21
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	30,672	0.14
Mimecast Limited	(4)				73,213,759	73,214	71,705	0.32
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.05
Zoro Series A Preferred Shares	(4)		12.50		44,535	43,199	43,199	0.19
						253,320	256,185	1.13
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	33,725	32,355	0.14
Enstructure LLC	(4)				3,783,785	2,806	2,951	0.01
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	4,086	0.02
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,417	0.01
						43,825	40,809	0.18
Total Equity						565,185	580,355	2.56
Total Investments - non-controlled/non-affiliated						47,528,550	46,543,190	205.17
Investments - non-controlled/affiliated

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(6)(15)					$719	$2,813	0.01%
Total Equity Investments						719	2,813	0.01
Total Investments - non-controlled/affiliated						719	2,813	0.01
Investments - controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(5)(6)(15)					171,900	172,330	0.76
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(6)(15)					1,421	1,881	0.01
Total Equity						173,321	174,211	0.77
Total Investments - controlled/affiliated						173,321	174,211	0.77
Investments in Joint Ventures
BCRED Emerald JV LP	(6)					2,115,000	2,072,717	9.14
BCRED Verdelite JV LP	(6)					117,706	115,677	0.51
Total Investments in Joint Ventures						2,232,706	2,188,394	9.65
Total Investment Portfolio						49,935,296	48,908,608	215.60
Cash and Cash Equivalents
Other Cash and Cash Equivalents						1,351,901	1,351,901	5.96
Total Portfolio Investments, Cash and Cash Equivalents						$51,287,197	$50,260,509	221.56%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”),or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature.
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S, federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its Credit & Insurance reporting segment.
The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

The interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
All intercompany balances and transactions have been eliminated.
Certain prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
As of June 30, 2023, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC “Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, and BCRED MML CLO 2022-2 LLC.
The Company does not consolidate its equity investment in Specialty Lending Company LLC (“SLC”). For further description of the Company’s investment in SLC, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions”.
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within Net Realized gain (loss) on the Condensed Consolidated Statements of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations.
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
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired. The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g. such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long-term projected cash flows of a portfolio company.
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates.”
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.

Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative assets at fair value and Derivative liabilities at fair value, respectively.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated debt issued by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company's Condensed Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in realized gains (losses) and unrealized appreciation (depreciation) in the Condensed Consolidated Statements of Operations. Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as a Derivative assets at fair value or Derivative liability at fair value on the Company's Condensed Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in realized gains (losses) and unrealized appreciation (depreciation) in the Condensed Consolidated Statements of Operations.
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.
The Company has elected to not offset derivative assets and derivative liabilities in its Condensed Consolidated Statements of Assets and Liabilities including for the cash collateral, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Condensed Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2023, the Company recorded $4.6 million and $6.5 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2022, the Company recorded $1.4 million and $1.4 million, respectively, in non-recurring interest income.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Condensed Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
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

Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the condensed consolidated financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
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

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. To date, there has been no material impact of these standards on the Company’s financial position, results of operations or cash flows, and the Company is continuing to evaluate the impact on its condensed consolidated financial statements.
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
On August 2, 2022, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), which was approved by the Board, including a majority of the Independent Trustees. The Amended and Restated Investment Advisory Agreement altered the Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines would no longer apply if the Company’s shares become “covered securities” within the meaning of Section 18 of the Securities Act of 1933, as amended, and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Investment Advisory Agreement.
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
For the three and six months ended June 30, 2023, base management fees were $75.6 million and $149.2 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. For the three and six months ended June 30,

2022, base management fees were $64.9 million and $115.6 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of June 30, 2023 and December 31, 2022, $75.6 million and $73.4 million, respectively, was payable to the Adviser relating to management fees.
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

For the three and six months ended June 30, 2023, the Company accrued income based incentive fees of $109.5 million and $210.3 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. For the three and six months ended June 30, 2022, the Company accrued income based incentive fees of $63.0 million and $111.1 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of June 30, 2023 and December 31, 2022, there was $109.5 million and $94.1 million, respectively, payable to the Adviser for the income based incentive fees.
For the three and six months ended June 30, 2023, the Company accrued capital gains incentive fees of $0.0 million and $0.0 million, respectively. For the three and six months ended June 30, 2022, the Company accrued capital gains incentive fees of $(4.6) million and $(15.1) million, respectively.
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
For the three and six months ended June 30, 2023, the Company incurred $1.4 million and $3.4 million, respectively, in expenses under the Administration Agreement, which were recorded in “Administrative service expenses” in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $1.0 million and $2.2 million, respectively, in expenses under the Administration Agreement, which were recorded in “Administrative service expenses” in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $1.2 million and $1.9 million, respectively, was unpaid and included in “Due to affiliates” in the Condensed Consolidated Statements of Assets and Liabilities, respectively.
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
For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $16.3 million and $31.7 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $0.1 million and $0.7 million, respectively, which were attributable to Class D shares.
For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $12.4 million and $21.9 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.5 million and $0.9 million, respectively, which were attributable to Class D shares.
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
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company to the Adviser are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the three and six months ended June 30, 2023 and 2022 the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.

Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying condensed consolidated financial statements, including the Condensed Consolidated Schedule of Investments.
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
In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures”.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$43,137,695	$42,545,377	89.22%	$44,461,300	$43,710,812	89.37%
Second lien debt	2,019,112	1,849,083	3.88	2,074,849	1,872,806	3.83
Unsecured debt	—	—	—	17,583	13,948	0.03
Structured finance investments	409,754	377,673	0.79	409,633	365,269	0.75
Investments in joint ventures	2,120,206	2,130,208	4.47	2,232,706	2,188,394	4.47
Equity investments(1)	739,476	782,527	1.64	739,225	757,379	1.55
Total	$48,426,243	$47,684,868	100.00%	$49,935,296	$48,908,608	100.00%
(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022
Aerospace & Defense	1.28%	1.25%
Air Freight & Logistics	2.66	2.80
Airlines	0.06	0.07
Auto Components	0.06	0.11
Beverages	0.09	0.13
Building Products	2.24	2.37
Capital Markets	0.22	0.22
Chemicals	0.28	0.38
Commercial Services & Supplies	3.48	3.68
Construction Materials	0.04	0.07

	June 30, 2023	December 31, 2022
Construction & Engineering	0.78%	0.67%
Containers & Packaging	0.29	0.46
Distributors	0.68	0.67
Diversified Consumer Services	2.94	2.95
Diversified Financial Services (1)	2.26	2.17
Diversified Telecommunication Services	0.56	0.53
Electrical Equipment	0.89	0.89
Electronic Equipment, Instruments & Components	1.11	1.28
Electric Utilities	0.11	0.10
Energy Equipment & Services	0.09	0.09
Entertainment	0.04	0.04
Food Products	0.05	0.05
Ground Transportation	0.01	—
Health Care Equipment & Supplies	1.49	1.52
Health Care Providers & Services	12.01	11.68
Health Care Technology	3.14	3.21
Hotels, Restaurants & Leisure	0.39	0.55
Household Durables	0.07	0.23
Industrial Conglomerates	0.75	0.95
Insurance	4.90	4.67
Interactive Media & Services	0.04	0.16
Internet & Direct Marketing Retail	2.23	2.22
Investments in Joint Ventures	4.47	4.47
IT Services	4.73	4.54
Leisure Products	0.07	0.17
Life Sciences Tools & Services	0.56	0.37
Machinery	0.05	0.08
Marine	0.48	0.46
Media	0.57	0.61
Metals & Mining	0.07	0.13
Oil, Gas & Consumable Fuels	0.16	0.20
Paper & Forest Products	0.14	0.13
Pharmaceuticals	0.70	0.67
Professional Services	12.27	12.50
Real Estate Management & Development	0.23	0.22
Road & Rail (2)	—	0.00
Software	26.50	25.59
Specialty Retail	0.30	0.30
Technology Hardware, Storage & Peripherals	0.10	0.09
Textiles, Apparel & Luxury Goods	0.05	0.06
Trading Companies & Distributors	0.70	0.75
Transportation Infrastructure	2.57	2.44
Wireless Telecommunication Services	0.04	0.05
Total	100.00%	100.00%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.00% for December 31, 2022.

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$43,905,469	$43,228,152	90.65%	181.66%
Europe	3,379,762	3,375,331	7.08	14.18
Canada	713,803	686,857	1.44	2.89
Bermuda/Cayman Islands	403,474	371,186	0.78	1.56
Australia/New Zealand	23,735	23,342	0.05	0.10%
Total	$48,426,243	$47,684,868	100.00%	200.39%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,326,287	$44,468,163	90.92%	196.02%
Europe	3,385,990	3,308,990	6.77	14.59
Canada	795,999	748,234	1.53	3.30
Bermuda/Cayman Islands	403,356	359,125	0.73	1.58
Australia/New Zealand	23,664	24,096	0.05	0.11
Total	$49,935,296	$48,908,608	100.00%	215.60%
As of June 30, 2023 and December 31, 2022, two borrowers (across three loans) and one borrower in the portfolio were on non-accrual status, respectively.
As of June 30, 2023 and December 31, 2022, on a fair value basis, approximately 99.9% and 99.8%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.2%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,621,520	$37,923,857	$42,545,377
Second lien debt	—	757,957	1,091,126	1,849,083
Unsecured debt	—	—	—	—
Structured finance obligations	—	73,835	303,838	377,673
Equity investments (1)	—	—	782,527	782,527
Total investments	—	5,453,312	40,101,348	45,554,660
Investments Measured at NAV (2)	—	—	—	2,130,208
Total	$—	$5,453,312	$40,101,348	$47,684,868

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$6,167,268	$37,543,544	$43,710,812
Second lien debt	—	720,083	1,152,723	1,872,806
Unsecured debt	—	13,948	—	13,948
Structured finance obligations	—	71,934	293,335	365,269
Equity investments (1)	—	—	757,379	757,379
Total investments	$—	$6,973,233	$39,746,981	$46,720,214
Investments Measured at NAV (2)	—	—	—	2,188,394
Total	$—	$6,973,233	$39,746,981	$48,908,608
(1)Includes equity investment in SLC.
(2)Includes investments in the Emerald JV and Verdelite JV (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Statements of Assets and Liabilities.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,943,535	$1,092,027	$295,801	$779,150	$40,110,513
Purchases of investments	861,128	1,189	—	—	862,317
Proceeds from principal repayments and sales of investments	(854,802)	—	—	(827)	(855,629)
Accretion of discount/amortization of premium	38,565	749	53	—	39,367
Net realized gain (loss)	(15,436)	—	—	666	(14,770)
Net change in unrealized appreciation (depreciation)	(71,123)	(2,839)	7,984	3,538	(62,440)
Transfers into Level 3 (1)	28,751	—	—	—	28,751
Transfers out of Level 3 (1)	(6,761)	—	—	—	(6,761)
Fair value, end of period	$37,923,857	$1,091,126	$303,838	$782,527	$40,101,348
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$(91,096)	$(3,713)	$8,398	$3,538	$(82,873)

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981
Purchases of investments	1,519,657	14,996	—	412	1,535,065
Proceeds from principal repayments and sales of investments	(1,079,635)	(5)	—	(827)	(1,080,467)
Accretion of discount/amortization of premium	72,858	1,550	106	—	74,514
Net realized gain (loss)	(48,938)	—	—	666	(48,272)
Net change in unrealized appreciation (depreciation)	(98,772)	(185)	10,397	24,897	(63,663)
Transfers into Level 3 (1)	199,627	—	—	—	199,627
Transfers out of Level 3 (1)	(184,484)	(77,953)	—	—	(262,437)
Fair value, end of period	$37,923,857	$1,091,126	$303,838	$782,527	$40,101,348
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$(134,748)	$(1,463)	$9,714	$24,897	$(101,600)
(1)For the three and six months ended June 30, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$25,752,883	$956,274	$253,726	$567,854	$27,530,737
Purchases of investments	7,344,559	306,896	67,933	151,652	7,871,040
Proceeds from principal repayments and sales of investments	(568,006)	50	—	(9,000)	(576,956)
Accretion of discount/amortization of premium	28,781	762	41	—	29,584
Net realized gain (loss)	531	—	—	—	531
Net change in unrealized appreciation (depreciation)	(104,971)	(64,350)	(23,291)	(8,472)	(201,084)
Transfers into Level 3 (1)	224,151	246,443	—	—	470,594
Transfers out of Level 3 (1)	(121,537)	—	—	—	(121,537)
Fair value, end of period	$32,556,391	$1,446,075	$298,409	$702,034	$35,002,909
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022	$(105,795)	$(64,323)	$(22,589)	$(8,472)	$(201,179)

	Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152
Purchases of investments	10,222,838	535,032	122,160	190,323	11,070,353
Proceeds from principal repayments and sales of investments	(699,113)	—	—	(31,770)	(730,883)
Accretion of discount/amortization of premium	49,259	1,310	61	—	50,630
Net realized gain (loss)	1,499	23	—	144	1,666
Net change in unrealized appreciation (depreciation)	(110,737)	(68,550)	(29,404)	(2,581)	(211,272)
Transfers into Level 3 (1)	304,035	206,873	—	—	510,908
Transfers out of Level 3 (1)	(257,899)	(28,746)	—	—	(286,645)
Fair value, end of period	$32,556,391	$1,446,075	$298,409	$702,034	$35,002,909
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022	$(112,133)	$(65,027)	$(29,404)	$(2,581)	$(209,145)
(1)For the three and six months ended June 30, 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$37,540,288	Yield analysis	Discount rate	6.03%	24.92%	10.29%
	362,791	Market quotations	Broker quoted price	77.50	99.38	95.48
	20,778	Market approach	Performance multiple	6.50x	6.50x	6.50x
	37,923,857
Investments in second lien debt	924,373	Yield Analysis	Discount rate	9.98%	15.14%	12.14%
	166,753	Market quotations	Broker quoted price	88.00	95.50	91.75
	1,091,126
Investments in structured finance	303,838	Market quotations	Broker quoted price	81.50	97.95	91.92
Investments in equity	269,780	Market approach	Performance multiple	6.00x	31.00x	18.55x
	56,026	Option pricing model	Expected volatility	30.00%	50.00%	42.69%
	284,056	Yield analysis	Discount rate	11.09%	16.73%	13.32%
	172,665	Asset recoverability	N/A	100.00%	100.00%	100.00%
	782,527
Total	$40,101,348
(1)Weighted averages are calculated based on fair value of investments.

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$36,766,038	Yield analysis	Discount rate	6.83%	19.84%	9.93%
	759,391	Market quotations	Broker quoted price	71.00	105.60	91.85
	18,115	Market approach	Performance multiple	7.00x	7.00x	7.00x
	37,543,544
Investments in second lien debt	906,837	Yield analysis	Discount rate	10.42%	15.33%	11.85%
	245,886	Market quotations	Broker quoted price	61.50	100.50	87.36
	1,152,723
Investments in structured finance	293,335	Market quotations	Broker quoted price	81.96	92.96	88.84
Investments in equity	261,893	Market approach	Performance multiple	5.50x	29.00x	17.21x
	48,957	Option pricing model	Expected volatility	30.00%	50.00%	44.43%
	274,199	Yield analysis	Discount rate	11.31%	14.95%	12.76%
	172,330	Asset recoverability	N/A	100.00%	100.00%	100.00%
	757,379
Total	$39,746,981
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

Financial Instruments Not Carried at Fair Value
Debt
The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2023 and December 31, 2022 had they been accounted for at fair value:

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
Bard Peak Funding Facility	$489,862	$1,235,414
Castle Peak Funding Facility	1,123,800	1,146,600
Maroon Peak Funding Facility	—	300,000
Summit Peak Funding Facility	910,369	1,691,844
Denali Peak Funding Facility	562,800	749,800
Bushnell Peak Funding Facility	430,000	400,000
Granite Peak Funding Facility	675,600	647,600
Middle Peak Funding Facility	600,950	596,950
Bison Peak Funding Facility	1,200,000	1,182,000
Blanca Peak Funding Facility	1,343,000	1,081,000
Windom Peak Funding Facility	1,384,025	1,741,465
Monarch Peak Funding Facility	1,400,400	873,400
Borah Peak Funding Facility	80,000	223,000
2022-1 BSL WH	—	148,000
Naomi Peak Funding Facility	385,000	400,000
Meridian Peak Funding Facility	220,000	170,000
Haydon Peak Funding Facility	49,000	49,000
Bear Peak Funding Facility	173,292	166,031
Revolving Credit Facility	1,154,373	1,470,758
June 2024 Notes	415,582	406,886
June 2026 Notes	359,194	352,646
May 2027 Notes	592,027	586,924
October 2027 Notes	354,493	353,434
September 2024 Notes	342,526	336,654
December 2026 Notes	1,079,282	1,053,132
November 2026 Eurobonds	471,452	449,149
November 2024 Notes	468,403	459,089
March 2027 Notes	872,864	856,640
January 2025 Notes	468,080	462,125
January 2029 Notes	562,945	550,113
March 2025 Notes	867,996	866,280
April 2026 UK Bonds	284,100	272,657
September 2025 Notes	797,996	795,092
2021-1 BSL Debt	663,000	663,000
2021-2 Debt	505,800	505,800
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	754,186	759,000
2022-1 BSL Debt	420,000	420,000
MML 2022-2 Debt	299,902	300,018
Short-Term Borrowings	201,167	619,377
Total	$23,653,466	$26,030,878

The following table presents the categorization of the Company’s debt obligations as of June 30, 2023 and December 31, 2022 had they been accounted for at fair value:

	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	23,653,466	26,030,878
Total debt	$23,653,466	$26,030,878
Other Assets and Liabilities

As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.
The net fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
The tables below present the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$—	$—	$—	$—
Interest rate swaps	—	—	—	—	—
Total Derivative assets at fair value	$—	$—	$—	$—	$—
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(3,105)	$—	$(3,105)	$279,336
Interest rate swaps	—	(272,276)	—	(272,276)	6,042,375
Total Derivative liabilities at fair value	$—	$(275,381)	$—	$(275,381)	$6,321,711
Cash collateral posted				$375,711

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$3,952	$—	$3,952	$157,384
Total Derivative assets at fair value	$—	$3,952	$—	$3,952	$157,384
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(2,040)	$—	$(2,040)	$162,174
Interest rate swaps	—	(248,311)	—	(248,311)	5,975,000
Total Derivative liabilities at fair value	$—	$(250,351)	$—	$(250,351)	$6,137,174
Cash collateral posted				$355,742
In the tables above:
•The fair value of derivatives assets and derivative liabilities is presented on a gross basis.
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2023 and June 30, 2022, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Condensed Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain (loss)
Foreign currency forward contract	$(3,026)	$11,793	$(14,966)	$(1,669)
Total Unrealized gain (loss)	$(3,026)	$11,793	$(14,966)	$(1,669)
Realized gain (loss)
Foreign currency forward contract	$(2,464)	$—	$2,306	$—
Interest rate swaps	—	—	—	—
Total Realized gain (loss)	$(2,464)	$—	$2,306	$—
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2023 and June 30, 2022, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$(91,271)	$(69,221)	$(23,965)	$(95,229)
Hedged items	91,352	69,271	23,236	96,198
The table below presents the carrying value of unsecured borrowings as of June 30, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$5,725,542	$(269,526)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 197.7% and 184.5%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as of June 30, 2023, as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Borah Peak Funding, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
In connection with the SPV Financing Facilities, the applicable SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Each SPV Financing Facility contains customary events of default for similar financing transactions, including if a change of control of the applicable SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the applicable SPV Financing Facility may declare the outstanding advances and all other obligations under the applicable SPV Financing Facility immediately due and payable. The occurrence of an event of default triggers a requirement that the applicable SPV obtain the consent of the lenders under the applicable SPV Financing Facility prior to entering into any sale or disposition with respect to portfolio investments.
As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”), serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.

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
Castle Peak Funding Facility
On January 8, 2021, Castle Peak Funding entered into a senior secured revolving credit facility (the “Castle Peak Funding Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent, Wilmington Trust, National Association (“Wilmington Trust”), serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Castle Peak Funding Facility.

Prior to June 30, 2023, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was the three-month LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 2.00% per annum depending on the nature of the advances being requested. Effective June 30, 2023, advances under the Castle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% to 2.20% per annum depending on the nature of the advances being requested. After January 8, 2024, the applicable margin on outstanding advances will be increased by 1.00% per annum. Castle Peak Funding pays a commitment fee of 1.85% per annum if the unused facility amount is greater than 30% or 0.50% per annum if the unused facility amount is less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments until January 8, 2024, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
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
Maroon Peak Funding Facility
On January 28, 2021, Maroon Peak Funding entered into a senior secured revolving credit facility (the “Maroon Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). Morgan Stanley Senior Funding, Inc. served as administrative agent, U.S. Bank Trust Company National Association (“U.S. Bank”), served as collateral agent and the Company served as collateral manager under the Maroon Peak Funding Facility.
Advances were used to finance the purchase or origination of broadly syndicated loans under the Maroon Peak Funding Facility and bore interest at a per annum rate equal to the three-month term SOFR then in effect plus 0.10% plus the applicable spread of 2.00% per annum. Maroon Peak Funding paid a commitment fee of 0.50% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Maroon Peak Funding and MS.
Proceeds from borrowings under the Maroon Peak Funding Facility were used to fund portfolio investments by Maroon Peak Funding and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender.
All amounts outstanding under the Maroon Peak Funding Facility were repaid and the Maroon Peak Funding Facility terminated on May 10, 2023.
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (“Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
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
Denali Peak Funding Facility
Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”). DB serves as agent, U.S. Bank serves as collateral agent and collateral custodian and Twin Peaks serves as servicer under the Denali Peak Funding Facility.
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
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Funding Facility.
Prior to April 25, 2023, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. From April 25, 2023 until December 5, 2024, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 1.85% per annum depending on the nature of the advances being requested. From and after December 6, 2024, the applicable margin for advances will increase to 2.10% to 2.45% per annum depending on the nature of the advances being requested. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.60% per annum. Bushnell Peak Funding also pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.
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
Granite Peak Funding Facility
On June 17, 2021, Granite Peak Funding entered into a senior secured revolving credit facility (the “Granite Peak Funding Facility”) with Goldman Sachs Bank USA (“GS”). GS serves as administrative agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator, and the Company serves as servicer under the Granite Peak Funding Facility.
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
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.
Prior to June 26, 2023, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum. From and after June 26, 2023, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to, in the case of dollar advances, three-month term SOFR plus a spread adjustment of 0.15% per annum, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.07% per annum, which will increase to 2.35% per annum effective on June 30, 2024. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee from and after October 26, 2023 at a rate equal to the interest rate for dollar advances as described above. In addition, Middle Peak Funding pays a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments, in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender.
The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on June 26, 2026, and the Middle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by December 26, 2034.
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Prior to June 8, 2023, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. From June 8, 2023 until July 24, 2024, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.60% to 2.10% per annum depending on the nature of the advances being requested. The applicable margin for all advances will increase by an amount ranging from 0.50% to 0.65% per annum effective on July 24, 2024. Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 2.00% per annum. Bison Peak Funding also pays an unused fee of 0.40% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees as agreed between Bison Peak Funding and Bank of America.
Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender.

The period during which Bison Peak Funding may make borrowings under the Bison Peak Funding Facility expires on June 8, 2026, and the Bison Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 8, 2028.
Blanca Peak Funding Facility
On August 16, 2021, Blanca Peak Funding, entered into a senior secured revolving credit facility (the “Blanca Peak Funding Facility”) with Barclays Bank PLC (“Barclays”). Barclays serves as administrative agent, Wilmington Trust serves as collateral administrator, collateral agent and securities intermediary and the Company serves as servicer under the Blanca Peak Funding Facility.

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
Windom Peak Funding Facility
On September 2, 2021, Windom Peak Funding entered into a senior secured revolving credit facility (the “Windom Peak Funding Facility”) with Wells Fargo. Wells Fargo serves as administrative agent and collateral administrator and the Company serves as investment adviser under the Windom Peak Funding Facility.
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
Borah Peak Funding Facility
On April 4, 2022, Borah Peak Funding LLC entered into a senior secured revolving credit facility (the “Borah Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Deutsche Bank Trust Company Americas (“DB Trust”) serves as collateral administrator and the Company serves as manager under the Borah Peak Funding Facility.
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

2022-1 BSL WH Funding Facility
On May 16, 2022, 2022-1 BSL WH entered into a senior secured revolving credit facility (the “2022-1 BSL WH Funding Facility”) with Société Générale (“SG”). SG serves as administrative agent, DB Trust serves as custodian, and the Company serves as collateral manager under the 2022-1 BSL WH Funding Facility.

Advances under the 2022-1 BSL WH Funding Facility bore interest at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum.

Proceeds from borrowings under the 2022-1 BSL WH Funding Facility were used to fund portfolio investments by 2022-1 BSL WH and to make advances under revolving loans or delayed draw term loans where 2022-1 BSL WH is a lender.
On April 24, 2023, the 2022-1 BSL WH Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.

Naomi Peak Funding Facility

    On July 18, 2022, Naomi Peak Funding entered into a senior secured revolving credit facility (the “Naomi Peak Funding Facility”) with Natixis. Natixis, New York Branch serves as administrative agent, Wilmington Trust serves as collateral agent, collateral administrator and custodian, and the Company serves as collateral manager under the Naomi Peak Funding Facility.

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
The maximum principal amount of the Naomi Peak Funding Facility as of June 30, 2023 is $400 million, of which $250 million was funded as a term loan after the closing date and of which $150 million consists of a revolving credit commitment. Proceeds from borrowings under the Naomi Peak Funding Facility may be used to fund portfolio investments by Naomi Peak Funding and to make advances under revolving loans or delayed draw term loans where Naomi Peak Funding is a lender. The period during which Naomi Peak Funding may make borrowings under the Naomi Peak Funding Facility expires on July 18, 2024, and the Naomi Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by July 18, 2031.
Meridian Peak Funding Facility
    On August 16, 2022, Meridian Peak Funding entered into a senior secured revolving credit facility (the “Meridian Peak Funding Facility”) with Massachusetts Mutual Life Insurance Company (“Mass Mutual”). Wilmington Trust serves as administrative agent, collateral agent and custodian, and the Company serves as equity holder and collateral manager under the Meridian Peak Funding Facility.
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
Haydon Peak Funding Facility
On October 7, 2022, Haydon Peak Funding entered into a senior secured revolving credit facility (the “Haydon Peak Funding Facility”) with HSBC Bank USA, National Association (“HSBC”). HSBC serves as administrative agent, Wilmington Trust serves as collateral agent, account bank and collateral custodian, and the Company serves as servicer and transferor under the Haydon Peak Funding Facility.
Prior to May 25, 2023, advances under the Haydon Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin ranging from 1.75% to 2.25% per annum depending on the nature of the advances being requested under the credit facility. Effective May 25, 2023, the applicable margin for all advances was increased to 2.35% per annum. Effective April 7, 2023, Haydon Peak Funding pays an unused commitment fee of 0.50% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Haydon Peak Funding and HSBC.
Proceeds from borrowings under the Haydon Peak Funding Facility may be used to fund portfolio investments by Haydon Peak Funding and to make advances under revolving loans or delayed draw term loans where Haydon Peak Funding is a lender.
The period during which Haydon Peak Funding may make borrowings under the Haydon Peak Funding Facility expires on May 25, 2026, and the Haydon Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by May 25, 2028.

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
The current principal amount as of June 30, 2023 is €500 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
The period during which Bear Peak Funding may make borrowings under the Bear Peak Funding Facility expires on October 10, 2025, and the Bear Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by October 10, 2027.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (which was most recently amended and restated on June 9, 2023, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. A portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $390 million, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on June 9, 2027 (other than with respect to the foreign currency commitments of certain lenders in the amount of $50 million, which expire on May 6, 2026), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by June 9, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $50 million, which mature on May 6, 2027), pursuant to an amortization schedule.
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
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: June 2024 Notes, June 2026 Notes, May 2027 Notes and October 2027 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
Unsecured Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee (as defined below) if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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

		June 30, 2023
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

		June 30, 2023
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

		June 30, 2023
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

		June 30, 2023
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

		June 30, 2023
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
2022-2 MML Debt Securitization
On August 12, 2022, the Company completed a $498.1 million term debt securitization (the “MML 2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the MML 2022-2 Debt Securitization (collectively, the “Debt”) were issued (or incurred, as applicable) by BCRED MML CLO 2022-2 LLC (the “MML 2022-2 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.

The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the MML 2022-2 Debt Securitization:

		June 30, 2023
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
Short-Term Borrowings
Master Repurchase Agreements
On June 15, 2021 and June 16, 2021, the Company entered into Master Repurchase Agreements (the “Repurchase Agreements”) with certain banks to provide short-term borrowings which the Company utilizes from time-to-time to manage its working capital needs. As part of the Repurchase Agreements, the Company can sell a security to the lender for cash with an agreement to buy it back in the future at a pre-determined price. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to the banks as collateral. No commitment fees were paid in connection with execution of these agreements. Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $377.7 million and $426.8 million as of June 30, 2023 and December 31, 2022, respectively.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 6.64% and 4.38% per annum as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, respectively, the Company had $201.2 million and $253.7 million of short-term borrowings under the Repurchase Agreements.
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

As of June 30, 2023 and December 31, 2022, respectively, the Company had $0.0 million and $365.7 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $0.0 million and $371.0 million as of June 30, 2023, and December 31, 2022, respectively.
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 0.00% and 7.35% per annum as of June 30, 2023, and December 31, 2022, respectively.
In accordance with ASC 860, Transfers and Servicing, the Master Repurchase Agreements and the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Condensed Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Condensed Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Master Repurchase Agreements and the Short Term Financing Transactions is reported on the Company’s Condensed Consolidated Statements of Operations within Interest expense.

The Company’s outstanding debt obligations were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$489,862	$489,862	$—	$1,160,138	$994,014
Castle Peak Funding Facility (3)	1,600,000	1,123,800	1,123,800	—	476,200	56,562
Summit Peak Funding Facility (3)	2,300,000	910,369	910,369	—	1,389,631	821,702
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	430,000	430,000	—	170,000	32,611
Granite Peak Funding Facility	750,000	675,600	675,600	—	74,400	74,400
Middle Peak Funding Facility	1,000,000	600,950	600,950	—	399,050	263,124
Bison Peak Funding Facility	1,500,000	1,200,000	1,200,000	—	300,000	300,000
Blanca Peak Funding Facility	1,500,000	1,343,000	1,343,000	—	157,000	149,766
Windom Peak Funding Facility (3)	2,150,000	1,384,025	1,384,025	—	765,975	765,975
Monarch Peak Funding Facility	2,000,000	1,400,400	1,400,400	—	599,600	374,491
Borah Peak Funding Facility	400,000	80,000	80,000	—	320,000	146,659
Naomi Peak Funding Facility	400,000	385,000	385,000	—	15,000	15,000
Meridian Peak Funding Facility	350,000	220,000	220,000	—	130,000	130,000
Haydon Peak Funding Facility	250,000	49,000	49,000	—	201,000	201,000
Bear Peak Funding Facility (3)	545,550	173,292	173,292	—	372,258	114,359
Revolving Credit Facility (4)	5,150,000	1,154,373	1,154,373	—	3,995,627	3,391,272
June 2024 Notes (5)	435,000	435,000	418,270	1,267	—	—
June 2026 Notes	400,000	400,000	397,938	2,062	—	—
May 2027 Notes (5)	625,000	625,000	592,553	2,128	—	—
October 2027 Notes (5)	350,000	350,000	341,306	3,724	—	—
September 2024 Notes (5)	365,000	365,000	348,172	1,429	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,157,856	16,696	—	—
November 2026 Eurobonds	545,550	545,550	540,527	5,023	—	—
November 2024 Notes (5)	500,000	500,000	474,339	2,275	—	—
March 2027 Notes	1,000,000	1,000,000	989,944	10,056	—	—
January 2025 Notes (5)	500,000	500,000	472,785	2,634	—	—
January 2029 Notes	650,000	650,000	640,134	9,866	—	—
March 2025 Notes (5)	900,000	900,000	854,513	5,073	—	—
April 2026 UK Bonds (5)	317,375	317,375	286,102	2,454	—	—
September 2025 Notes (5)	800,000	800,000	779,646	9,629	—	—
2021-1 BSL Notes	663,000	663,000	662,039	961	—	—
2021-2 Notes	505,800	505,800	504,320	1,480	—	—
MML 2021-1 Debt	690,000	690,000	686,054	3,946	—	—
MML 2022-1 Debt	759,000	759,000	753,817	5,183	—	—
2022-1 BSL Debt	420,000	420,000	418,470	1,530	—	—
MML 2022-2 Debt	300,500	300,500	297,951	2,549	—	—
Short-Term Borrowings	201,167	201,167	201,167	—	—	—
Total	$35,072,942	$24,359,863	$24,000,374	$89,965	$10,713,079	$8,018,135
(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and currencies other currencies.
Under the Bard Peak Funding Facility, as of June 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 55.2 million
Under the Castle Peak Funding Facility, as of June 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of June 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 154.3 million
•British Pounds (GBP) 101.7 million
Under the Windom Peak Funding Facility, as of June 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of June 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Euros (EUR) 69.5 million
•British Pounds (GBP) 57.0 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of June 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 168.0 million
•Euros (EUR) 32.3 million
•British Pounds (GBP) 411.2 million
•Swiss Franc (CHF) 71.8 million
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
As of June 30, 2023 and December 31, 2022, $309.9 million and $395.8 million, respectively, of interest expense and $12.3 million and $12.9 million, respectively, of unused commitment fees were included in Interest payable. For the three and six months ended June 30, 2023, the weighted average interest rate on all borrowings outstanding was 6.82% and 6.56%, respectively, (including unused fees) and the average principal debt outstanding was $25,238.7 million and $26,189.5 million, respectively. For the three and six months ended June 30, 2022, the weighted average interest rate on all borrowings outstanding was 2.86% and 2.67%, respectively, (including unused fees) and the average principal debt outstanding was $21,268.1 million and $19,693.5 million, respectively.
The components of interest expense were as follows:

	Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$410,769	$135,393
Facility unused fees	13,344	10,147
Accretion of original issue discount	6,104	4,646
Amortization of financing costs and debt issuance costs	8,463	7,933
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	91,271	(69,221)
Hedged items	(91,352)	69,271
Total interest expense	$438,599	$158,169
Cash paid for interest expense	$458,269	$96,828

	Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$821,794	$233,983
Facility unused fees	23,867	15,404
Accretion of original issue discount	12,022	8,329
Amortization of financing costs and debt issuance costs	16,410	12,874
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	23,965	(95,229)
Hedged items	(23,236)	96,198
Total interest expense	$874,822	$271,559
Cash paid for interest expense	$963,045	$181,128
Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 31, 2022, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $5,476.7 million and $6,343.1 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicles’ allocation may change prior to the date of funding. In this regard, as of June 30, 2023 and December 31, 2022, the Company estimates that it had $248.6 million and $1,219.5 million, respectively, of investments that are committed but not yet funded.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management is not aware of any pending or threatened material litigation.

Note 9. Net Assets
The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the three months ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	40,025,888	$991,563
Share transfers between classes	801,656	19,887
Distributions reinvested	7,486,630	185,625
Share repurchases	(43,026,051)	(1,069,628)
Early repurchase deduction	—	21
Net increase (decrease)	5,288,123	$127,468
CLASS S
Subscriptions	21,551,333	$534,160
Share transfers between classes	(338,831)	(8,406)
Distributions reinvested	3,241,102	80,362
Share repurchases	(5,289,207)	(131,490)
Early repurchase deduction	—	30
Net increase (decrease)	19,164,397	$474,656
CLASS D
Subscriptions	810,907	$20,071
Share transfers between classes	(462,803)	(11,481)
Distributions reinvested	28,518	707
Share repurchases	(134,805)	(3,351)
Early repurchase deduction	—	—
Net increase (decrease)	241,817	$5,946
Total net increase (decrease)	24,694,337	$608,070

The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the six months ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	58,996,813	$1,461,821
Share transfers between classes	45,581,902	1,131,859
Distributions reinvested	14,358,610	355,737
Share repurchases	(73,344,305)	(1,820,611)
Early repurchase deduction	—	78
Net increase (decrease)	45,593,020	$1,128,884
CLASS S
Subscriptions	36,034,142	$892,824
Share transfers between classes	(1,706,270)	(42,140)
Distributions reinvested	6,294,698	155,962
Share repurchases	(10,609,545)	(263,275)
Early repurchase deduction	—	169
Net increase (decrease)	30,013,025	$743,540
CLASS D
Subscriptions	2,922,621	$72,284
Share transfers between classes	(43,876,202)	(1,089,719)
Distributions reinvested	634,300	15,705
Share repurchases	(557,743)	(13,827)
Early repurchase deduction	—	11
Net increase (decrease)	(40,877,024)	$(1,015,546)
Total net increase (decrease)	34,729,021	$856,878

The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the three months ended June 30, 2022
	Shares	Amount
CLASS I
Subscriptions	96,008,795	$2,465,578
Share transfers between classes	983,225	25,240
Distributions reinvested	4,570,700	117,013
Share repurchases	(10,388,019)	(257,623)
Early repurchase deduction	—	2,283
Net increase (decrease)	91,174,701	$2,352,491
CLASS S
Subscriptions	50,998,279	$1,309,690
Share transfers between classes	(147,265)	(3,754)
Distributions reinvested	1,735,474	44,483
Share repurchases	(998,387)	(25,241)
Early repurchase deduction	—	99
Net increase (decrease)	51,588,101	$1,325,277
CLASS D
Subscriptions	10,235,885	$262,493
Share transfers between classes	(835,960)	(21,486)
Distributions reinvested	305,881	7,831
Share repurchases	(82,582)	(2,046)
Early repurchase deduction	—	23
Net increase (decrease)	9,623,224	$246,815
Total net increase (decrease)	152,386,026	$3,924,583

The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the six months ended June 30, 2022
	Shares	Amount
CLASS I
Subscriptions	221,712,300	$5,719,346
Share transfers between classes	1,533,335	39,479
Distributions reinvested	8,503,028	218,785
Share repurchases	(11,878,376)	(296,104)
Early repurchase deduction	—	2,644
Net increase (decrease)	219,870,287	$5,684,150
CLASS S
Subscriptions	108,794,581	$2,805,719
Share transfers between classes	(176,884)	(4,520)
Distributions reinvested	3,153,054	81,177
Share repurchases	(1,665,431)	(41,963)
Early repurchase deduction	—	405
Net increase (decrease)	110,105,320	$2,840,818
CLASS D
Subscriptions	20,725,977	$534,032
Share transfers between classes	(1,356,451)	(34,959)
Distributions reinvested	517,379	13,305
Share repurchases	(91,424)	(2,276)
Early repurchase deduction	—	67
Net increase (decrease)	19,795,481	$510,169
Total net increase (decrease)	349,771,088	$9,035,137
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the six months ended June 30, 2023 and 2022:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2023	$24.85	$24.85	$24.85
February 28, 2023	24.84	24.84	24.84
March 31, 2023	24.77	24.77	24.77
April 30, 2023	24.87	24.87	24.87
May 31, 2023	24.74	24.74	24.74
June 30, 2023	24.86	24.86	24.86

	NAV Per Share
	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
April 30, 2022	25.76	25.76	25.76
May 31, 2022	25.28	25.28	25.28
June 30, 2022	24.80	24.80	24.80
Distributions

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following table presents distributions that were declared and payable during the six months ended June 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
			$1.2600	$807,405

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
			$1.1548	$347,507

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
			$1.2289	$27,053

The following table presents distributions that were declared and payable during the six months ended June 30, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 20, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 24, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 27, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
			$1.0440	$511,347

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 20, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 24, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 27, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
			$0.9345	$187,144

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 20, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 24, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 27, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
			$1.0117	$28,996
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
Through June 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares:

	For the six months ended June 30, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2600	$807,405	$1.1548	$347,507	$1.2289	$27,053
Net realized gains	—	—	—	—	—	—
Total	$1.2600	$807,405	$1.1548	$347,507	$1.2289	$27,053

	For the six months ended June 30, 2022
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0440	$511,347	$0.9345	$187,144	$1.0117	$28,996
Net realized gains	—	—	—	—	—	—
Total	$1.0440	$511,347	$0.9345	$187,144	$1.0117	$28,996
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
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
During the three months ended June 30, 2023 and 2022, approximately 48,450,063 and 11,488,257 shares were repurchased, respectively. During the six months ended June 30, 2023 and 2022, approximately 84,511,593 and 13,635,173 shares were repurchased, respectively.

The following table presents the share repurchases completed during the six months ended June 30, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2023	36,061,530	3.91%	$24.77	March 31, 2023	$893,037	—
May 31, 2023	48,450,063	5.20%	$24.86	June 30, 2023	$1,204,418	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

The following table presents the share repurchases completed during the six months ended June 30, 2022:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	2,146,916	0.43%	$25.82	March 31, 2022	$54,464	—
May 31, 2022	11,488,257	1.66%	$24.80	June 30, 2022	$282,505	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2023:

	For the six months ended June 30, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	1.53	1.42	1.50
Net unrealized and realized gain (loss) (5)	—	—	—
Net increase (decrease) in net assets resulting from operations	1.53	1.42	1.50
Distributions from net investment income (2)	(1.26)	(1.15)	(1.23)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.26)	(1.15)	(1.23)
Early repurchase deduction fees (5)	—	—	—
Total increase (decrease) in net assets	0.27	0.27	0.27
Net asset value, end of period	$24.86	$24.86	$24.86
Shares outstanding, end of period	636,830,636	312,554,067	7,918,900
Total return based on NAV (3)	6.33%	5.89%	6.20%
Ratios:
Ratio of net expenses to average net assets (4)	10.63%	11.48%	10.96%
Ratio of net investment income to average net assets (4)	12.43%	11.58%	12.11%
Portfolio turnover rate	3.48%	3.48%	3.48%
Supplemental Data:
Net assets, end of period	$15,829,602	$7,769,195	$196,842
Asset coverage ratio	197.7%	197.7%	197.7%
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
(4)For the six months ended June 30, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the six months ended June 30, 2023, the ratio of total operating expenses to average net assets was 10.63%, 11.48%, and 10.96% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.

The following are the financial highlights for the six months ended June 30, 2022:

	For the six months ended June 30, 2022
	Class I	Class S	Class D (7)
Per Share Data (1):
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income	1.11	1.00	1.07
Net unrealized and realized gain (loss)(2)	(1.20)	(1.20)	(1.19)
Net increase (decrease) in net assets resulting from operations	(0.09)	(0.20)	(0.12)
Distributions from net investment income (3)	(1.04)	(0.93)	(1.01)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.04)	(0.93)	(1.01)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	(1.13)	(1.13)	(1.13)
Net asset value, end of period	$24.80	$24.80	$24.80
Shares outstanding, end of period	566,461,843	242,530,420	36,609,942
Total return based on NAV (4)	(0.38)%	(0.81)%	(0.51)%
Ratios:
Ratio of net expenses to average net assets (5)	5.45%	6.31%	5.72%
Ratio of net investment income to average net assets (5)	8.65%	7.80%	8.40%
Portfolio turnover rate	3.91%	3.91%	3.91%
Supplemental Data:
Net assets, end of period	$14,048,171	$6,014,726	$907,815
Asset coverage ratio	182.0%	182.0%	182.0%
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
(5)For the six months ended June 30, 2022, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the six months ended June 30, 2022, the ratio of total operating expenses to average net assets was 5.45%, 6.31% and 5.72%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets.
(6)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
The following is information about the Company’s senior securities:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Bard Peak Funding Facility
June 30, 2023	$489,862	$1,977.0	—	N/A
December 31, 2022	1,235,414	1,845.1	—	N/A
December 31, 2021	879,000	1,702.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Castle Peak Funding Facility
June 30, 2023	$1,123,800	$1,977.0	—	N/A
December 31, 2022	1,146,600	1,845.1	—	N/A
December 31, 2021	1,171,809	1,702.0	—	N/A
Maroon Peak Funding Facility
June 30, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845.1	—	N/A
December 31, 2021	483,952	1,702.0	—	N/A
Summit Peak Funding Facility
June 30, 2023	910,369	1,977.0	—	N/A
December 31, 2022	1,691,844	1,845.1	—	N/A
December 31, 2021	1,643,154	1,702.0	—	N/A
Denali Peak Funding Facility
June 30, 2023	562,800	1,977.0	—	N/A
December 31, 2022	749,800	1,845.1	—	N/A
December 31, 2021	668,400	1,702.0	—	N/A
Bushnell Peak Funding Facility
June 30, 2023	430,000	1,977.0	—	N/A
December 31, 2022	400,000	1,845.1	—	N/A
December 31, 2021	395,500	1,702.0	—	N/A
Granite Peak Funding Facility
June 30, 2023	675,600	1,977.0	—	N/A
December 31, 2022	647,600	1,845.1	—	N/A
December 31, 2021	248,000	1,702.0	—	N/A
Middle Peak Funding Facility
June 30, 2023	600,950	1,977.0	—	N/A
December 31, 2022	596,950	1,845.1	—	N/A
December 31, 2021	799,550	1,702.0	—	N/A
Bison Peak Funding Facility
June 30, 2023	1,200,000	1,977.0	—	N/A
December 31, 2022	1,182,000	1,845.1	—	N/A
December 31, 2021	1,320,800	1,702.0	—	N/A
Blanca Peak Funding Facility
June 30, 2023	1,343,000	1,977.0	—	N/A
December 31, 2022	1,081,000	1,845.1	—	N/A
December 31, 2021	892,800	1,702.0	—	N/A
Windom Peak Funding Facility
June 30, 2023	1,384,025	1,977.0	—	N/A
December 31, 2022	1,741,465	1,845.1	—	N/A
December 31, 2021	989,759	1,702.0	—	N/A
Monarch Peak Funding Facility
June 30, 2023	1,400,400	1,977.0	—	N/A
December 31, 2022	873,400	1,845.1	—	N/A
December 31, 2021	567,400	1,702.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Borah Peak Funding Facility
June 30, 2023	$80,000	$1,977.0	—	N/A
December 31, 2022	223,000	1,845.1	—	N/A
2022-1 BSL WH
June 30, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845.1	—	N/A
Naomi Peak Funding Facility
June 30, 2023	385,000	1,977.0	—	N/A
December 31, 2022	400,000	1,845.1	—	N/A
Meridian Peak Funding Facility
June 30, 2023	220,000	1,977.0	—	N/A
December 31, 2022	170,000	1,845.1	—	N/A
Haydon Peak Funding Facility
June 30, 2023	49,000	1,977.0	—	N/A
December 31, 2022	49,000	1,845.1	—	N/A
Bear Peak Funding Facility
June 30, 2023	173,292	1,977.0	—	N/A
December 31, 2022	166,031	1,845.1	—	N/A
Revolving Credit Facility
June 30, 2023	1,154,373	1,977.0	—	N/A
December 31, 2022	1,470,758	1,845.1	—	N/A
December 31, 2021	1,144,422	1,702.0	—	N/A
June 2024 Notes
June 30, 2023	435,000	1,977.0	—	N/A
December 31, 2022	435,000	1,845.1	—	N/A
December 31, 2021	435,000	1,702.0	—	N/A
June 2026 Notes
June 30, 2023	400,000	1,977.0	—	N/A
December 31, 2022	400,000	1,845.1	—	N/A
December 31, 2021	400,000	1,702.0	—	N/A
May 2027 Notes
June 30, 2023	625,000	1,977.0	—	N/A
December 31, 2022	625,000	1,845.1	—	N/A
October 2027 Notes
June 30, 2023	350,000	1,977.0	—	N/A
December 31, 2022	350,000	1,845.1	—	N/A
September 2024 Notes
June 30, 2023	365,000	1,977.0	—	N/A
December 31, 2022	365,000	1,845.1	—	N/A
December 31, 2021	365,000	1,702.0	—	N/A
December 2026 Notes
June 30, 2023	1,250,000	1,977.0	—	N/A
December 31, 2022	1,250,000	1,845.1	—	N/A
December 31, 2021	1,250,000	1,702.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
November 2026 Eurobonds
June 30, 2023	$545,550	$1,977.0	—	N/A
December 31, 2022	534,975	1,845.1	—	N/A
December 31, 2021	569,958	1,702.0	—	N/A
November 2024 Notes
June 30, 2023	500,000	1,977.0	—	N/A
December 31, 2022	500,000	1,845.1	—	N/A
December 31, 2021	500,000	1,702.0	—	N/A
March 2027 Notes
June 30, 2023	1,000,000	1,977.0	—	N/A
December 31, 2022	1,000,000	1,845.1	—	N/A
December 31, 2021	1,000,000	1,702.0	—	N/A
January 2025 Notes
June 30, 2023	500,000	1,977.0	—	N/A
December 31, 2022	500,000	1,845.1	—	N/A
January 2029 Notes
June 30, 2023	650,000	1,977.0	—	N/A
December 31, 2022	650,000	1,845.1	—	N/A
March 2025 Notes
June 30, 2023	900,000	1,977.0	—	N/A
December 31, 2022	900,000	1,845.1	—	N/A
April 2026 UK Bonds
June 30, 2023	317,375	1,977.0	—	N/A
December 31, 2022	301,725	1,845.1	—	N/A
September 2025 Notes
June 30, 2023	800,000	1,977.0	—	N/A
December 31, 2022	800,000	1,845.1	—	N/A
2021-1 BSL Notes
June 30, 2023	663,000	1,977.0	—	N/A
December 31, 2022	663,000	1,845.1	—	N/A
December 31, 2021	663,000	1,702.0	—	N/A
2021-2 Notes
June 30, 2023	505,800	1,977.0	—	N/A
December 31, 2022	505,800	1,845.1	—	N/A
December 31, 2021	505,800	1,702.0	—	N/A
MML 2021-1 Debt
June 30, 2023	690,000	1,977.0	—	N/A
December 31, 2022	690,000	1,845.1	—	N/A
December 31, 2021	690,000	1,702.0	—	N/A
MML 2022-1 Debt
June 30, 2023	759,000	1,977.0	—	N/A
December 31, 2022	759,000	1,845.1	—	N/A
2022-1 BSL Debt
June 30, 2023	420,000	1,977.0	—	N/A
December 31, 2022	420,000	1,845.1	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
MML 2022-2 Debt
June 30, 2023	$300,500	$1,977.0	—	N/A
December 31, 2022	300,500	1,845.1	—	N/A
Short-Term Borrowings
June 30, 2023	201,167	1,977.0	—	N/A
December 31, 2022	619,377	1,845.1	—	N/A
December 31, 2021	718,156	1,702.0	—	N/A
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

As of June 30, 2023 and December 31, 2022 the aggregate principal amount of indebtedness outstanding was $24.4 billion and $26.8 billion, respectively.
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
The Company and the Emerald JV partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV. As of June 30, 2023 and December 31, 2022, the Company had contributed $2,002.5 million and $2,115.0 million, respectively, and the Emerald JV Partner had contributed $667.5 million and $705.0 million of capital, respectively.
As of June 30, 2023 and December 31, 2022, $247.5 million and $135.0 million of capital remained uncalled from the Company and $82.5 million and $45.0 million of capital remained uncalled from the Emerald JV Partner, respectively. As of June 30, 2023 and December 31, 2022, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV were 75% and 25%, respectively.

The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner.
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
The Company's investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Emerald JV as of June 30, 2023:

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(4)(8)	SOFR +	4.00%	9.22%	1/29/2027	$2,962	$2,879	$2,925	0.11%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.78%	5/25/2028	9,869	9,520	8,625	0.32
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.45%	9/29/2023	27,904	27,904	27,904	1.04
Peraton Corp.	(10)	SOFR +	3.75%	8.95%	2/1/2028	5,443	5,363	5,359	0.20
TransDigm Inc	(8)	SOFR +	3.25%	8.49%	2/22/2027	311	305	311	0.01
Vertex Aerospace Services Corp.	(10)	SOFR +	3.50%	8.95%	12/6/2028	2,963	2,974	2,966	0.11
							48,945	48,090	1.79
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027	24,364	24,186	23,573	0.88
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.44%	12/9/2026	32,101	32,101	32,101	1.20
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	12/31/2028	21,577	21,194	21,093	0.79
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	4.75%	10.14%	12/30/2026	27,677	27,562	27,470	1.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	4.75%	9.91%	12/30/2026	7,467	7,436	7,411	0.28
							112,479	111,648	4.17
Airlines
Air Canada	(10)	L +	3.50%	8.84%	8/11/2028	3,960	3,929	3,965	0.15
American Airlines, Inc.	(10)	SOFR +	4.75%	10.00%	4/20/2028	3,815	3,927	3,902	0.15
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	9.27%	9/23/2028	5,925	5,772	5,884	0.22
United Airlines, Inc.	(10)	L +	3.75%	9.29%	4/21/2028	3,151	3,133	3,155	0.12
							16,761	16,906	0.64
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.49%	3/31/2028	4,846	4,786	4,697	0.18
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.50%	4/12/2028	1,477	1,454	1,420	0.05
CP Atlas Buyer, Inc.	(9)	SOFR +	3.50%	8.95%	11/23/2027	3,941	3,950	3,720	0.14
Express Wash Concepts, LLC	(4)(11)	SOFR +	4.50%	11.66%	4/30/2027	10,395	10,311	10,083	0.38
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	4.50%	11.45%	4/30/2027	13,563	13,364	12,829	0.48
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	SOFR +	6.00%	11.65%	2/26/2027	19,604	19,534	19,604	0.73
Griffon Corporation	(9)	SOFR +	2.25%	7.64%	1/24/2029	2,450	2,391	2,446	0.09
iHeartCommunications, Inc.	(8)	SOFR +	3.00%	8.22%	5/1/2026	5,000	4,823	4,343	0.16
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.75%	3/12/2028	4,924	4,875	4,813	0.18
Latham Pool Products, Inc.	(7)(9)	SOFR +	3.75%	9.31%	2/23/2029	29,625	28,781	27,523	1.03
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.51%	4/7/2025	27,569	27,569	27,293	1.02
Tamko Building Product, LLC	(8)	SOFR +	3.00%	8.40%	6/1/2026	2,962	2,884	2,947	0.11
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.45%	11/3/2028	4,925	4,873	4,822	0.18
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.89%	12/29/2026	9,927	9,927	9,927	0.37
							134,736	131,770	4.92
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	9.69%	7/31/2026	9,026	8,776	9,044	0.34
AllSpring Buyer, LLC	(9)	SOFR +	3.00%	8.75%	11/1/2028	1,975	1,983	1,947	0.07
Resolute Investment Managers, Inc.	(11)	L +	4.25%	9.79%	4/30/2024	1,457	1,459	1,076	0.04
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.84%	12/22/2027	95,715	94,576	94,758	3.53
Superannuation And Investments US, LLC	(9)	L +	3.75%	8.97%	12/1/2028	1,970	1,980	1,965	0.07
The Edelman Financial Engines Center, LLC	(10)	L +	3.75%	8.94%	4/7/2028	8,647	8,380	8,447	0.32
							117,154	117,237	4.37
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.70%	9/30/2026	2,955	2,955	2,914	0.11
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.25%	13.24%	4/14/2030	5,709	4,717	3,600	0.13
Pigments Services, Inc.	(4)(11)	SOFR +	8.25%	13.24% (incl. 13.24% PIK)	4/14/2030	2,788	2,788	2,788	0.10
							10,460	9,302	0.34
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	8.94%	2/27/2025	5,758	5,732	5,705	0.21
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.95%	5/12/2028	8,875	8,665	8,643	0.32
Anticimex, Inc.	(9)	SOFR +	3.40%	8.45%	11/16/2028	4,941	4,759	4,887	0.18
Anticimex, Inc.	(4)(9)	SOFR +	4.75%	10.11%	11/16/2028	24,813	23,692	24,750	0.92
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.74%	5/7/2028	19,520	19,520	19,520	0.73
Belfor Holdings, Inc.	(8)	SOFR +	4.00%	9.22%	4/6/2026	3,949	3,934	3,951	0.15
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.97%	3/31/2028	7,904	7,804	7,776	0.29
EAB Global, Inc.	(9)	L +	3.50%	8.87%	8/16/2028	4,930	4,852	4,881	0.18
Energizer Holdings Inc	(9)	L +	3.75%	8.97%	12/8/2028	4,692	4,669	4,628	0.17
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	7.97%	1/31/2027	6,000	5,906	6,000	0.22
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	9.47%	8/31/2028	3,950	3,830	3,482	0.13

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Garda World Security Corp.	(8)	SOFR +	4.25%	9.33%	2/1/2029		$5,955	$5,745	$5,903	0.22%
Garda World Security Corp.	(8)	SOFR +	4.25%	9.43%	10/30/2026		3,000	3,014	2,989	0.11
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.94%	7/11/2025		8,181	8,057	8,183	0.31
International SOS The Americas LP	(4)(9)	SOFR +	3.75%	9.31%	9/7/2028		1,970	1,976	1,968	0.07
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.10%	12/15/2027		9,683	9,537	9,393	0.35
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.13%	12/15/2027		1,664	1,622	1,511	0.06
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.31%	12/18/2028		36,737	36,529	36,737	1.37
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.94%	12/10/2027		20,485	20,160	20,464	0.76
Knowledge Pro Buyer, Inc.	(4)(7)(10)	P +	4.75%	13.00%	12/10/2027		465	436	465	0.02
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.65%	10/19/2028		135,670	129,534	131,600	4.91
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	9.52%	12/15/2028		2,955	2,969	2,435	0.09
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.84%	6/23/2027		28,256	27,612	25,430	0.95
Recycle & Resource US, LLC	(9)	SOFR +	3.50%	9.00%	7/14/2028		2,955	2,967	2,662	0.10
Restaurant Technologies, Inc.	(9)	SOFR +	4.25%	9.15%	4/2/2029		19,750	19,343	19,314	0.72
Revspring, Inc.	(8)	SOFR +	4.00%	9.50%	10/11/2025		2,954	2,956	2,848	0.11
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.37%	1/16/2026		2,051	2,018	2,025	0.08
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.00%	11.37%	1/16/2026		19,300	18,993	19,059	0.71
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.40%	1/15/2026		5,911	5,854	5,837	0.22
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.43%	11.25%	1/15/2026		5,363	5,311	5,296	0.20
								397,996	398,342	14.86
Communications Equipment
Commscope Inc	(8)	SOFR +	3.25%	8.47%	4/6/2026		187	178	179	0.01
Construction & Engineering
Brookfield WEC Holdings, Inc.	(9)	SOFR +	2.75%	7.94%	8/1/2025		9,868	9,596	9,860	0.37
Pike Electric Corp.	(8)	SOFR +	3.00%	8.27%	1/21/2028		6,000	5,834	5,984	0.22
Pike Electric Corp.	(8)	SOFR +	3.50%	8.65%	1/21/2028		2,978	2,915	2,982	0.11
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	8.95%	12/16/2027		4,431	4,398	4,412	0.16
								22,743	23,238	0.86
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	3.00%	8.22%	3/18/2029		3,935	3,829	3,944	0.15
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.85%	10/19/2027		5,154	4,995	5,119	0.19
								8,824	9,063	0.34
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.79%	10/2/2028		75,163	74,500	73,660	2.75
Berlin Packaging, LLC	(9)	L +	3.75%	9.29%	3/11/2028		8,875	8,697	8,743	0.33
Charter NEX US, Inc.	(10)	SOFR +	3.75%	8.97%	12/1/2027		6,418	6,203	6,376	0.24
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.22%	8/4/2027		4,379	4,337	4,357	0.16
Novolex, Inc.	(9)	SOFR +	4.18%	9.38%	4/13/2029		5,925	5,716	5,842	0.22
ProAmpac PG Borrower, LLC	(10)	SOFR +	3.75%	9.14%	11/3/2025		2,955	2,962	2,929	0.11
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.72%	8/12/2028		2,962	2,866	2,954	0.11
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.47%	3/3/2028		7,263	7,011	7,086	0.26
Trident TPI Holdings, Inc.	(9)	L +	4.00%	9.54%	9/15/2028		5,922	5,738	5,841	0.22
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.74%	9/15/2028		2,997	2,910	2,963	0.11
								120,940	120,751	4.51
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.00%	12/10/2028		50,501	49,582	49,743	1.86
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.45%	10/17/2025		22,646	22,541	22,646	0.84
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.36%	12/29/2026		15,630	15,658	15,552	0.58
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.70%	11/2/2026		31,978	31,576	31,339	1.17
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.64%	6/23/2028		82,382	80,585	78,263	2.92
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.65%	11/13/2024		451	446	440	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.65%	11/13/2024		30,860	30,560	30,089	1.12
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.19%	6/30/2025		39,447	39,359	37,869	1.41
								270,307	265,941	9.92
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.70%	12/11/2028		8,102	7,853	7,636	0.28
BPPH2 Ltd	(4)(8)	S +	6.75%	11.05%	2/21/2030	GBP	26,000	30,665	32,559	1.21
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.65%	7/20/2028		34,793	34,793	34,793	1.30
Colibri Group, LLC	(10)	SOFR +	5.00%	10.39%	3/12/2029		3,950	3,918	3,831	0.14
Dreambox Learning Holding LLC	(4)(5)(10)	SOFR +	6.25%	11.63%	12/1/2027		34,200	33,685	31,635	1.18
EM Bidco Limited	(9)	SOFR +	4.25%	9.59%	7/6/2029		4,975	4,959	4,888	0.18
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.94%	12/15/2028		7,900	7,741	7,804	0.29
Prime Security Service Borrower, LLC	(10)	L +	2.75%	7.94%	9/23/2026		4,937	4,823	4,942	0.18
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.59%	3/2/2029		3,960	3,944	3,737	0.14
University Support Services, LLC	(9)	SOFR +	3.25%	8.45%	2/10/2029	9,071		8,884	9,015	0.34
Weld North Education, LLC	(9)	SOFR +	3.75%	8.97%	12/21/2027	1,971		1,955	1,941	0.07
								143,220	142,781	5.31

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.95%	4/28/2028		$62,523	$61,998	$61,589	2.30%
Citco Funding LLC	(4)(9)	SOFR +	3.50%	8.59%	4/27/2028	7,321		7,154	7,330	0.27
Corporation Service Company	(9)	SOFR +	3.25%	8.50%	11/2/2029	2,414		2,348	2,420	0.09
Mitchell International, Inc.	(9)	L +	3.75%	8.94%	10/15/2028		8,394	8,163	8,223	0.31
Polaris Newco, LLC	(9)	L +	4.00%	9.54%	6/2/2028		6,912	6,648	6,382	0.24
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	8.85%	2/24/2028		4,439	4,398	4,419	0.16
								90,709	90,363	3.37
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	9.24%	3/22/2029		5,925	5,841	5,784	0.22
Zayo Group Holdings, Inc.	(9)	SOFR +	4.25%	9.40%	3/9/2027		2,114	2,073	1,685	0.06
								7,914	7,469	0.28
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	10.36%	3/26/2027		11,271	11,187	11,158	0.42
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	6/21/2028		6,661	6,508	6,532	0.24
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.38%	12/23/2026		823	817	745	0.03
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.25%	12/23/2026		3,210	3,176	2,905	0.11
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.33%	12/23/2026		10,696	10,582	9,680	0.36
Infinite Bidco, LLC	(9)	L +	3.25%	8.91%	3/2/2028		2,955	2,966	2,859	0.11
Ingram Micro, Inc.	(9)	L +	3.50%	9.04%	6/30/2028		2,201	2,209	2,197	0.08
								19,750	18,386	0.69
Energy Equipment & Services
Tetra Technologies, Inc.	(4)(11)	SOFR +	6.25%	11.45%	9/10/2025		22,793	22,793	22,793	0.85
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.84%	11/10/2028		4,937	4,934	4,863	0.18
Recorded Books, Inc.	(8)	SOFR +	4.00%	9.14%	8/29/2025		4,000	3,950	4,005	0.15
								8,884	8,868	0.33
Ground Transportation
Quality Distribution LLC	(4)(5)(11)	L +	5.25%	11.58%	7/1/2028		80,659	79,775	77,030	2.87
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	9.12%	2/27/2026		7,889	7,626	7,489	0.28
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.03%	11/1/2028		140,267	136,745	135,299	5.05
CSHC Buyerco, LLC	(4)(7)(11)	L +	4.75%	9.95%	9/8/2026		9,755	9,621	9,591	0.36
Messer GMBH	(8)	SOFR +	2.50%	8.00%	3/2/2026		2,980	2,935	2,981	0.11
Mozart Borrower LP	(9)	SOFR +	3.25%	8.40%	10/23/2028		8,888	8,696	8,796	0.33
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.89%	7/20/2029		3,701	3,490	3,405	0.13
Resonetics, LLC	(10)	L +	4.00%	9.10%	4/28/2028		2,955	2,946	2,878	0.11
Sunshine Luxembourg VII S.à r.l, LLC	(10)	SOFR +	3.75%	9.09%	10/1/2026		9,861	9,618	9,824	0.37
								181,677	180,263	6.74
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(5)(10)	SOFR +	5.75%	10.95% (incl. 1.25% PIK)	8/2/2028		136,611	135,277	134,562	5.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.94%	5/7/2027		1,722	1,705	1,697	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.87%	5/7/2027		32,835	32,457	32,327	1.21
ADMI Corp.	(9)	SOFR +	3.75%	8.97%	12/23/2027		5,918	5,748	5,546	0.21
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	10.89%	2/25/2028		96,528	94,127	92,667	3.46
Canadian Hospital Specialties Ltd.	(4)(5)(11)	C +	4.50%	9.87%	4/14/2028	CAD	29,773	21,651	22,106	0.82
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	11.41% (incl. 2.75% PIK)	12/21/2028		20,921	20,587	19,376	0.72
CHG Healthcare Services, Inc.	(9)	SOFR +	3.25%	8.44%	9/29/2028		594	573	592	0.02
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.41%	11.65%	4/3/2028		30,112	29,855	29,434	1.10
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.27%	11/1/2028		6,913	6,748	6,893	0.26
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.15%	10/4/2026		28,922	28,922	28,777	1.07
Global Medical Response, Inc.	(11)	L +	4.25%	9.44%	10/2/2025		4,929	4,854	2,797	0.10
Heartland Dental, LLC	(8)	SOFR +	4.00%	9.20%	4/30/2025		188	188	186	0.01
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.60%	9.65%	6/8/2028		35,000	32,934	33,075	1.23
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.35%	10/15/2026		31,141	30,925	30,518	1.14
LifePoint Health, Inc.	(8)	L +	3.75%	9.02%	11/16/2025		7,000	6,996	6,500	0.24
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	8.79%	3/12/2028		2,955	2,958	2,731	0.10

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
National Mentor Holdings, Inc.	(10)	SOFR +	3.75%	9.09%	3/2/2028	$3,002	$2,611	$2,285	0.09%
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	10.93% (incl. 5.59% PIK)	7/16/2027	15,976	15,921	15,576	0.58
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	10.63%	7/16/2027	1,904	1,895	1,856	0.07
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	10.45%	2/23/2029	1,606	1,591	1,125	0.04
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	10.06%	2/28/2028	1,970	1,982	1,761	0.07
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.94%	3/31/2027	4,929	4,853	4,366	0.16
Pediatric Associates Holding Co., LLC	(7)(9)	SOFR +	3.25%	8.47%	12/29/2028	3,873	3,860	3,797	0.14
PetVet Care Centers, LLC	(10)	L +	3.50%	8.69%	2/14/2025	6,412	6,295	6,293	0.23
Phoenix Guarantor, Inc.	(8)	L +	3.25%	8.40%	3/5/2026	5,427	5,264	5,368	0.20
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.60%	3/5/2026	2,955	2,959	2,925	0.11
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.45%	3/9/2026	36,565	36,565	36,565	1.36
Radnet, Inc.	(10)	SOFR +	3.00%	8.22%	4/21/2028	4,248	4,249	4,245	0.16
Smile Doctors, LLC	(4)(10)	SOFR +	5.75%	11.09%	12/23/2028	144,074	141,588	141,193	5.27
Smile Doctors, LLC	(4)(7)(10)	P +	5.75%	13.00%	12/23/2027	189	118	95	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.09%	1/2/2029	14,689	14,445	14,160	0.53
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	4.75%	13.00%	12/30/2026	364	337	300	0.01
Surgery Centers Holdings, Inc.	(10)	L +	3.75%	8.90%	8/31/2026	4,958	4,858	4,957	0.18
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	9.42%	10/1/2028	2,955	2,968	2,783	0.10
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	6.00%	11.38%	11/18/2027	20,100	19,873	19,145	0.71
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	L +	6.00%	11.48%	11/18/2027	7,968	7,842	7,489	0.28
WHCG Purchaser III, Inc.	(4)(5)(10)	SOFR +	5.75%	11.25%	6/22/2028	6,329	6,232	4,847	0.18
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.25%	6/22/2026	739	729	548	0.02
							743,540	731,463	27.26

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.84%	9/21/2026	$9,735	$9,634	$9,735	0.36%
Edifecs, Inc.	(4)(11)	SOFR +	7.00%	12.34%	9/21/2026	17,808	18,176	17,986	0.67
GHX Ultimate Parent Corp	(9)	SOFR +	4.75%	9.86%	6/30/2027	4,519	4,410	4,532	0.17
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.14%	10/29/2028	44,613	44,022	43,944	1.64
Netsmart Technologies, Inc.	(10)	SOFR +	4.00%	9.22%	10/1/2027	3,912	3,880	3,900	0.15
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.75%	10.97%	3/10/2028	49,625	48,330	48,384	1.80
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.22%	10/22/2026	6,913	6,752	6,905	0.26
							135,204	135,386	5.05
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	8.69%	8/17/2028	6,912	6,725	6,910	0.26
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.10%	1/27/2029	6,913	6,650	6,835	0.25
GVC Finance LLC	(9)	SOFR +	3.50%	8.44%	10/31/2029	910	900	910	0.03
GVC Holdings Gibraltar, Ltd.	(9)	SOFR +	2.50%	7.44%	3/29/2027	2,962	2,910	2,959	0.11
IRB Holding Corp.	(10)	SOFR +	3.00%	8.20%	12/15/2027	7,336	7,180	7,294	0.27
Scientific Games Holdings LP	(9)	SOFR +	3.50%	8.42%	4/4/2029	1,985	1,895	1,964	0.07
Tacala Investment Corp.	(10)	L +	3.50%	8.69%	2/5/2027	7,901	7,765	7,788	0.29
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	8.40%	10/2/2028	3,343	3,264	3,273	0.12
Whatabrands, LLC	(9)	L +	3.25%	8.47%	8/3/2028	8,731	8,472	8,691	0.32
							45,761	46,624	1.72
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	8.90%	7/31/2028	8,974	8,693	8,822	0.33
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	L +	3.50%	9.04%	5/19/2028	3,950	3,822	3,881	0.14
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.91%	3/31/2028	8,879	8,670	8,762	0.33
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.70%	4/5/2029	1,743	1,683	1,725	0.06
Vertical US Newco, Inc.	(9)	L +	3.50%	8.60%	7/30/2027	4,040	4,011	4,014	0.15
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.26%	11/19/2028	9,902	9,382	8,993	0.34
							27,568	27,375	1.02
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.20%	10/2/2028	46,596	45,774	45,431	1.69
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.65%	11/6/2027	2,955	2,968	2,941	0.11
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.65%	2/12/2027	6,166	6,073	6,119	0.23
AssuredPartners, Inc.	(9)	SOFR +	4.25%	9.40%	2/12/2027	16,542	16,036	16,534	0.62
Baldwin Risk Partners, LLC	(9)	L +	3.50%	8.65%	10/14/2027	6,902	6,821	6,801	0.25
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	7.97%	1/27/2027	7,890	7,691	7,805	0.29
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.25%	11.49%	10/29/2028	76,413	75,738	73,356	2.74
Galway Borrower, LLC	(4)(5)(10)	SOFR +	5.25%	10.59%	9/29/2028	44,574	43,591	43,682	1.63
High Street Buyer, Inc.	(4)(5)(10)	SOFR +	6.00%	11.39%	4/14/2028	6,750	6,705	6,699	0.25
Howden Group Holdings Limited	(10)	L +	3.25%	8.50%	11/12/2027	4,439	4,441	4,423	0.16
NFP Corp.	(8)	SOFR +	3.25%	8.47%	2/15/2027	9,219	8,983	9,051	0.34
PGIS Intermediate Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.14%	10/16/2028	63,461	61,641	61,399	2.29
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	10.91%	10/30/2026	45,611	44,788	44,243	1.65
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.70%	1/27/2027	77,653	77,595	75,130	2.80
USI, Inc.	(9)	SOFR +	3.75%	8.99%	11/22/2029	6,840	6,778	6,839	0.26
							415,623	410,453	15.31
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.45%	12/6/2027	2,955	2,958	2,857	0.11
MH Sub I, LLC	(8)	SOFR +	3.75%	8.90%	9/13/2024	1,433	1,404	1,434	0.05
MH Sub I, LLC	(11)	SOFR +	3.75%	8.85%	9/13/2024	858	861	859	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.72%	6/1/2026	6,908	6,770	6,837	0.26
William Morris Endeavor Entertainment, LLC	(8)	SOFR +	2.75%	7.95%	5/18/2025	2,021	1,968	2,011	0.08
							13,961	13,998	0.53
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.27%	12/29/2027	9,637	9,554	9,540	0.36
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.27%	12/29/2026	32,602	32,459	32,276	1.20
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.15%	12/15/2027	21,052	20,770	19,999	0.75
							62,783	61,815	2.31
IT Services
AI Altius Bidco, Inc.	(4)(5)(10)	SOFR +	5.18%	10.47%	12/21/2028	38,554	37,871	37,783	1.41
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.26%	10/16/2026	10,113	9,827	10,042	0.37
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.79%	2/10/2028	4,436	4,350	4,142	0.15
Park Place Technologies, LLC	(11)	SOFR +	5.00%	10.20%	11/10/2027	26,415	25,560	25,755	0.96
Razor Holdco, LLC	(4)(10)	L +	5.75%	10.90%	10/25/2027	25,610	25,226	25,418	0.95
Turing Midco, LLC	(9)	SOFR +	2.50%	7.69%	3/24/2028	2,060	2,033	2,050	0.08

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services (continued)
Virtusa Corp.	(10)	SOFR +	3.75%	8.95%	2/15/2029	$3,950	$3,918	$3,911	0.15%
Virtusa Corp.	(10)	L +	3.75%	9.33%	2/11/2028	1,980	1,929	1,960	0.07
							110,714	111,061	4.14
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	8.79%	11/12/2026	6,053	5,832	6,009	0.22
Recess Holdings, Inc.	(11)	L +	3.75%	9.02%	9/30/2024	2,166	2,165	2,170	0.08
							7,997	8,179	0.30
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.70%	12/4/2026	5,944	5,882	5,903	0.22
Curia Global, Inc.	(10)	SOFR +	3.75%	8.90%	8/30/2026	10,131	9,877	8,760	0.33
							15,759	14,663	0.55
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	9.19%	8/31/2028	5,964	5,856	5,957	0.22
Media
Clear Channel Outdoor Holdings, Inc.	(8)	SOFR +	3.50%	8.75%	8/21/2026	1,969	1,947	1,885	0.07
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.48%	9/25/2026	3,940	3,945	3,298	0.12
Univision Communications, Inc.	(10)	L +	3.25%	8.44%	3/15/2026	3,940	3,937	3,912	0.15
Univision Communications, Inc.	(11)	L +	2.75%	7.94%	3/15/2024	381	381	382	0.01
UPC Financing Partnership	(8)	L +	2.93%	8.12%	1/31/2029	5,500	5,413	5,401	0.20
Virgin Media Bristol, LLC	(8)	L +	3.25%	8.44%	1/31/2029	3,500	3,463	3,490	0.13
							19,086	18,368	0.68
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	9.19%	3/16/2027	3,927	3,891	3,875	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.50%	8.69%	6/5/2028	7,884	7,840	7,880	0.29
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	11.34%	8/15/2028	25,906	25,574	25,712	0.96
Freeport LNG Investments, LLLP	(9)	L +	3.50%	8.75%	12/21/2028	4,907	4,875	4,816	0.18
KKR Alberta Midstrean Fince, Inc.	(4)(10)	SOFR +	6.25%	11.34%	8/15/2028	14,094	13,913	13,988	0.52
							52,202	52,396	1.95
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.99%	11/12/2027	75,633	74,291	73,175	2.73
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(4)(10)	L +	6.00%	11.19%	11/19/2027	51,288	49,313	51,032	1.90
Jazz Pharmaceuticals, Inc.	(9)	L +	4.75%	9.97%	5/5/2028	3,551	3,552	3,550	0.13
							52,865	54,582	2.03
Professional Services
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.72%	8/2/2028	7,900	7,643	7,786	0.29
Armor Holdco, Inc.	(9)	SOFR +	4.50%	10.09%	12/11/2028	4,184	4,113	4,197	0.16
Camelot US Acquisition, LLC	(11)	SOFR +	3.00%	8.27%	10/30/2026	3,335	3,277	3,335	0.12
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.97%	12/29/2028	4,925	4,923	4,825	0.18
CFGI Holdings, LLC	(4)(10)	SOFR +	5.00%	10.25%	11/2/2027	114,140	114,140	114,140	4.26
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.10%	5/26/2027	15,581	15,565	15,144	0.56
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.99%	4/9/2027	9,865	9,691	9,599	0.36
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.00%	11/6/2028	3,456	3,450	3,391	0.13
Galaxy US Opco, Inc.	(9)	SOFR +	4.75%	9.85%	4/29/2029	4,963	4,859	4,677	0.17
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.20%	9/22/2028	135,670	135,072	134,992	5.04
Kwor Acquisition, Inc.	(4)(10)	SOFR +	5.25%	12.50%	12/22/2028	91,741	88,896	88,530	3.30
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.74%	5/23/2025	4,941	4,908	4,925	0.18
Sherlock Buyer Corp.	(4)(10)	SOFR +	5.75%	11.09%	12/8/2028	27,665	27,318	27,111	1.01
The Dun & Bradstreet Corporation	(8)	SOFR +	3.25%	8.43%	2/6/2026	7,971	7,759	7,988	0.30
Trans Union, LLC	(9)	SOFR +	2.25%	7.52%	12/1/2028	2,229	2,238	2,227	0.08
Trinity Air Consultants Holdings Corp.	(4)(10)	L +	5.25%	10.62%	6/29/2027	118,000	116,996	116,820	4.36
VT Topco, Inc.	(10)	SOFR +	3.75%	8.97%	8/1/2025	5,961	5,928	5,893	0.22
VT Topco, Inc.	(7)(10)	L +	3.75%	7.82%	8/1/2025	170	170	168	0.01
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.40%	11/8/2028	29,192	28,724	28,171	1.05
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.41%	11/8/2027	758	758	731	0.03
							586,428	584,650	21.81
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.66%	2/16/2028	18,138	18,277	18,138	0.68
Software
2U, Inc.	(10)	SOFR +	6.50%	11.32%	12/28/2026	45,003	42,983	43,457	1.62
Apex Group Treasury, LLC	(9)	L +	3.75%	9.07%	7/27/2028	1,086	1,072	1,074	0.04
Apex Group Treasury, LLC	(9)	SOFR +	5.00%	9.99%	7/27/2028	61,690	58,140	61,459	2.29

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.97%	10/2/2025	$7,687	$7,535	$7,635	0.28%
Brown Group Holdings, LLC	(9)	SOFR +	2.50%	7.75%	6/7/2028	5,919	5,687	5,837	0.22
Cloudera, Inc.	(9)	SOFR +	3.75%	8.95%	10/8/2028	8,160	7,897	7,984	0.30
Community Brands ParentCo, LLC	(4)(5)(10)	SOFR +	5.75%	10.70%	2/24/2028	75,557	74,243	74,046	2.76
Confine Visual Bidco	(4)(7)(10)	SOFR +	5.75%	10.80%	2/23/2029	31,852	31,019	28,575	1.07
ConnectWise, LLC	(9)	L +	3.50%	8.69%	9/29/2028	4,433	4,439	4,327	0.16
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.07%	12/1/2027	3,950	3,923	3,831	0.14
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.25%	11/9/2027	6,911	6,707	6,849	0.26
Epicor Software Corp.	(10)	SOFR +	3.25%	8.47%	7/30/2027	9,861	9,633	9,752	0.36
Flexera Software, LLC	(10)	SOFR +	3.75%	8.97%	3/3/2028	5,537	5,433	5,466	0.20
GI Consilio Parent, LLC	(9)	L +	4.00%	9.19%	5/12/2028	7,117	6,985	6,935	0.26
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.70%	12/1/2028	23,305	22,888	22,679	0.85
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.70%	12/2/2027	962	929	911	0.03
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	10.71%	4/27/2027	15,296	15,167	14,990	0.56
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.22%	12/1/2027	4,432	4,433	4,426	0.17
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.15%	11/19/2026	3,941	3,916	3,606	0.13
Hyland Software, Inc.	(10)	L +	3.50%	8.69%	7/1/2024	3,941	3,927	3,913	0.15
Idera, Inc.	(10)	SOFR +	3.75%	9.01%	3/2/2028	2,955	2,963	2,884	0.11
Informatica, LLC	(8)	SOFR +	2.75%	8.00%	10/27/2028	1,580	1,563	1,580	0.06
ION Trading Finance Ltd.	(8)	SOFR +	4.75%	10.09%	4/3/2028	7,763	7,461	7,630	0.28
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.84%	2/8/2026	14,907	14,811	14,683	0.55
Medallia, Inc.	(4)(10)	L +	6.50%	11.69% (incl. 5.83% PIK)	10/29/2028	47,824	47,142	46,868	1.75
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	9.90%	5/2/2029	4,962	4,942	4,820	0.18
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	10.17%	5/18/2028	27,500	26,325	26,400	0.98
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.73%	5/18/2028	15,000	14,282	14,606	0.54
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.84%	12/1/2027	109,323	107,277	108,230	4.04
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.84%	12/1/2027	680	600	577	0.02
MRI Software, LLC	(5)(11)	SOFR +	5.50%	10.84%	2/10/2026	10,125	9,885	9,847	0.37
Nintex Topco Limited	(4)(10)	SOFR +	6.00%	11.39%	11/13/2028	32,754	32,206	30,625	1.14
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.20%	9/12/2029	3,546	3,530	3,533	0.13
Perforce Software, Inc.	(8)	L +	3.75%	8.94%	7/1/2026	1,335	1,332	1,268	0.05
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	9.20%	4/26/2024	2,955	2,951	2,951	0.11
Proofpoint, Inc.	(5)(9)	SOFR +	6.25%	11.47%	8/31/2028	8,850	8,546	8,677	0.32
Quartz Acquireco LLC	(4)(9)	SOFR +	3.50%	8.59%	6/28/2030	6,766	6,699	6,775	0.25
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	9.45%	2/1/2029	3,970	3,938	3,102	0.12
RealPage, Inc.	(9)	SOFR +	3.00%	8.22%	4/24/2028	7,892	7,695	7,731	0.29
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.70%	5/12/2027	54,448	53,794	53,624	2.00
Rocket Software, Inc.	(8)	SOFR +	4.25%	9.47%	11/28/2025	1,484	1,433	1,472	0.05
Rocket Software, Inc.	(9)	SOFR +	4.25%	9.47%	11/28/2025	5,406	5,284	5,365	0.20
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.20%	8/14/2026	4,933	4,893	4,926	0.18
SolarWinds Holdings Inc.	(8)	SOFR +	4.00%	8.85%	2/5/2027	2,923	2,923	2,927	0.11
Sophia, LP	(9)	L +	3.50%	9.04%	10/7/2027	9,874	9,550	9,784	0.36
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.72%	8/11/2028	3,945	3,944	3,816	0.14
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	7.50%	3/22/2029	4,243	4,155	4,236	0.16
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.94%	10/5/2028	59,250	58,321	57,769	2.15
Surf Holdings, LLC	(8)	L +	3.50%	8.70%	3/5/2027	4,929	4,869	4,897	0.18
Symphony Technology Group	(5)(9)	SOFR +	3.75%	9.01%	3/1/2029	5,940	5,848	5,698	0.21
Symphony Technology Group	(5)(10)	L +	4.75%	10.03%	7/27/2028	1,975	1,979	1,494	0.06
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.27%	5/4/2026	9,128	8,920	8,972	0.33
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.87%	5/5/2028	59,718	59,216	58,524	2.18
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.25%	10.30%	5/5/2028	821	788	779	0.03
Vision Solutions, Inc.	(5)(10)	L +	4.00%	9.51%	4/24/2028	5,989	5,938	5,705	0.21
VS Buyer, LLC	(8)	SOFR +	3.25%	8.52%	2/28/2027	3,042	3,006	3,012	0.11
							855,965	853,539	31.80
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.26%	5/3/2026	36,866	36,561	36,866	1.38
EG America, LLC	(4)(8)	SOFR +	5.50%	10.73%	2/28/2028	5,937	5,606	5,776	0.22
							42,167	42,642	1.60
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.95%	2/28/2028	29,247	29,135	29,027	1.08

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Trading Companies & Distributors
Core and Main, LP	(8)	SOFR +	2.50%	7.74%	7/27/2028	$3,960	$3,886	$3,949	0.15%
Foundation Building Materials, Inc.	(9)	L +	3.25%	8.52%	1/31/2028	6,904	6,689	6,725	0.25
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.09%	12/22/2028	5,920	5,875	5,753	0.21
LBM Acquisition, LLC	(10)	L +	3.75%	8.90%	12/17/2027	3,940	3,938	3,794	0.14
Park River Holdings, Inc.	(10)	L +	3.25%	8.52%	12/28/2027	3,386	3,339	3,256	0.12
Porcelain Acquisition Corp.	(4)(7)(11)	SOFR +	6.00%	11.34%	4/1/2027	8,733	8,565	8,496	0.32
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.25%	8.45%	10/15/2028	1,975	1,985	1,895	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.70%	6/2/2028	1,975	1,953	1,932	0.07
SRS Distribution, Inc.	(9)	L +	3.50%	8.69%	6/2/2028	7,904	7,730	7,698	0.29
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.94%	10/17/2025	46,693	44,865	42,925	1.60
							88,825	86,423	3.22
Transportation Infrastructure
Froneri International PLC	(8)	SOFR +	2.25%	7.45%	1/29/2027	4,883	4,768	4,864	0.18
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.05%	5/3/2027	13,187	12,837	12,626	0.47
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.94%	10/19/2027	11,887	11,798	11,441	0.43
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/19/2027	6,841	6,764	6,585	0.25
							36,167	35,516	1.33
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.24%	12/17/2027	6,710	6,568	6,597	0.25
Total First Lien Debt							5,298,052	5,257,531	196.05

BCRED Emerald JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	11.00%	12/10/2029		$5,301	$4,769	$4,539	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,329	7,980	0.30
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	14.03%	10/15/2027	24,712		24,549	24,465	0.91
								32,878	32,445	1.21
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.51%	11/1/2029	66,704		65,540	60,701	2.26
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	11.77%	8/31/2029	37,847		37,089	31,224	1.16
Phoenix Newco, Inc.	(4)(9)	SOFR +	6.50%	11.72%	11/15/2029	37,847		37,086	37,847	1.41
								74,175	69,071	2.57
Software
Apex Group Treasury, LLC	(4)(9)	L +	6.75%	12.29%	7/27/2029	37,847		38,015	37,279	1.39
Proofpoint, Inc.	(5)(9)	SOFR +	6.25%	11.47%	8/31/2029	37,847		36,982	36,806	1.37
Vision Solutions, Inc.	(5)(10)	L +	7.25%	12.51%	4/23/2029	36,721		31,900	31,855	1.19
								106,897	105,940	3.95
Total Second Lien Debt								284,259	272,696	10.16
Bonds
Software
Tangerine Bidco SPA	(4)(8)	E +	6.50%	10.10%	12/30/2029	EUR	66,000	68,014	70,206	2.62
TeamSystem SpA	(4)(8)	E +	6.25%	9.43%	2/15/2028	EUR	35,000	33,453	37,833	1.41
								101,467	108,039	4.03
Total Bonds								101,467	108,039	4.03
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)					2,547,048		4,305	6,979	0.26
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)					194		208	141	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)					1,230,769		2,215	2,597	0.10
								2,423	2,738	0.11
Chemicals
Pigments LP Int	(4)					1,212		0	0	0.00
Distributors
Box Co-Invest Blocker, LLC	(4)					780,000		780	702	0.03
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)					301,167		1,239	3,151	0.12
								2,019	3,853	0.15
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%		974,662		1,133	1,189	0.04
Deneb Ultimate Topco, LLC - Class A Units	(4)					728		728	458	0.02
								1,861	1,647	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)					797		210	131	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)					429		113	70	0.00
								323	201	0.00
Software
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%		5,773		5,700	6,307	0.24
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)					3,000,000		3,542	3,959	0.15
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)					3,936		376	292	0.01
Total Equity								20,549	25,976	0.98
Total Investments Portfolio								5,704,327	5,664,242	211.22
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund								6,074	6,074	0.23
Other Cash and Cash Equivalents								156,857	156,857	5.85
Total Portfolio Investments, Cash and Cash Equivalents								$5,867,258	$5,827,173	217.30%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$781	$(16)
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	2,832	—
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	6,094	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	1,170	—
Cumming Group, Inc.	Revolver	5/26/2027	1,891	(47)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	25	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/30/2027	10,900	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	1,604	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	8,018	(160)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	3,414	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,473	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	2,094	—
Latham Pool Products, Inc.	Delayed Draw Term Loan	2/18/2029	11,250	(833)
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	7,311	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	3,059	—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	79	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	2,115	(62)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	3,721	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	5,185	(52)
Smile Doctors, LLC	Revolver	12/23/2027	4,548	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	1,450	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,449	—
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	9	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(91)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	3	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,085	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	2	—
Total First Lien Debt			$102,262	$(1,328)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2023 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2023 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of June 30, 2023.
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

Below is selected consolidated statements of assets and liabilities information for the Emerald JV as of June 30, 2023 and December 31, 2022 (Unaudited):

	June 30, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $5,704,327 and $6,225,186 at June 30, 2023 and December 31, 2022, respectively)	$5,664,242	$6,143,310
Cash and cash equivalents	162,931	123,112
Interest receivable	59,505	67,094
Receivable for investments sold	10,331	195,023
Deferred financing costs	13,641	12,664
Other assets	—	65
Total assets	$5,910,650	$6,541,268
LIABILITIES
Debt	$3,121,132	$3,377,064
Distribution payable	47,507	91,832
Payable for investments purchased and other liabilities	61,040	308,750
Total liabilities	3,229,679	3,777,646
MEMBERS’ EQUITY
Members’ Equity	2,680,971	2,763,622
Total Members’ Equity	2,680,971	2,763,622
Total liabilities and members’ equity	$5,910,650	$6,541,268
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and six months ended June 30, 2023 and June 30, 2022 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Interest income	$162,897	$37,306	$322,113	$62,927
Payment-in-kind interest income	881	—	3,462	—
Dividend income	8	—	345	—
Other income	47	77	1,433	242
Total investment income	163,833	37,383	327,353	63,169
Expenses:
Interest expense	60,223	9,973	117,514	14,195
Other expenses	1,459	550	2,868	1,212
Total expenses	61,682	10,523	120,382	15,407
Net investment income before taxes	102,151	26,860	206,971	47,762
Tax Expense	—	—	—	—
Net investment income after taxes	102,151	26,860	206,971	47,762
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	17,655	(48,640)	37,756	(50,801)
Net realized gain (loss) on investments	(6,309)	(380)	(6,144)	(490)
Total net realized and change in unrealized gain (loss) on investments	11,346	(49,020)	31,612	(51,291)
Net increase (decrease) in net assets resulting from operations	$113,497	$(22,160)	$238,583	$(3,529)

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
On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company contributed $117.7 million (consisting of a cash contribution of $26.2 million and an in-kind capital contribution of investments valued at $91.5 million), and the Verdelite JV Partner contributed cash of $16.8 million, in exchange for equity ownership interests of 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV. As of June 30, 2023 and December 31, 2022, the Company had contributed $117.7 million and the Verdelite JV Partner had contributed $16.8 million of capital and $29.3 million and $4.2 million of capital remained uncalled from the Company and the Verdelite JV Partner, respectively. As of June 30, 2023 and December 31, 2022, the Company and the Verdelite JV Partner’s initial equity ownership interests are 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner.
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
The Company's investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Verdelite JV as of June 30, 2023:

BCRED Verdelite JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Investments
First Lien
Aerospace & Defense
Amentum Government Services Holdings, LLC	(4)(8)	SOFR +	4.00%	9.22%	1/29/2027	$421	$418	$416	0.30%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.78%	5/25/2028	451	418	395	0.29
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.78%	5/25/2028	2,219	2,054	1,940	1.42
Avolon TLB Borrower 1 US LLC	(9)	SOFR +	2.50%	7.59%	6/22/2028	2,765	2,737	2,767	2.03
LSF11 Trinity Bidco Inc	(4)(8)	SOFR +	4.50%	9.55%	4/26/2030	1,974	1,944	1,971	1.44
Peraton Corp.	(10)	SOFR +	3.75%	8.95%	2/1/2028	4,058	3,988	3,995	2.93
Vertex Aerospace Services Corp.	(10)	SOFR +	3.50%	8.95%	12/6/2028	4,069	4,028	4,073	2.98
							15,587	15,557	11.39
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	SOFR +	4.18%	9.48%	3/24/2026	3,573	3,495	3,571	2.62
Airlines
Apple Bidco LLC	(9)	SOFR +	4.00%	9.10%	9/22/2028	2,436	2,412	2,427	1.78
United Airlines, Inc.	(10)	L +	3.75%	9.29%	4/21/2028	2,762	2,740	2,766	2.03
							5,152	5,193	3.81
Auto Components
Clarios Global LP	(8)	SOFR +	3.75%	8.85%	5/6/2030	2,921	2,906	2,918	2.14
Metis Buyer, Inc.	(10)	SOFR +	4.00%	9.22%	5/4/2028	995	961	988	0.72
Belron Finance US LLC	(9)	SOFR +	2.75%	7.83%	4/18/2029	761	758	763	0.56
Phinia Inc	(9)	SOFR +	4.00%	9.34%	6/8/2028	1,750	1,680	1,750	1.28
							6,305	6,419	4.70
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.49%	3/31/2028	3,473	3,223	3,367	2.47
Building Products
Griffon Corporation	(9)	SOFR +	2.50%	9.00%	1/24/2029	1,247	1,235	1,245	0.91
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.84%	4/29/2029	3,829	3,706	3,748	2.74
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.45%	11/3/2028	3,575	3,376	3,500	2.56
							8,317	8,493	6.21
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	9.69%	7/31/2026	3,310	3,245	3,317	2.43
Focus Financial Partners LLC	(9)	SOFR +	3.50%	8.57%	6/30/2028	2,020	1,991	2,012	1.47
The Edelman Financial Engines Center, LLC	(10)	L +	3.75%	8.94%	4/7/2028	2,729	2,637	2,666	1.95
							7,873	7,995	5.85
Chemicals
Starfruit Finco BV	(8)	SOFR +	4.00%	8.99%	4/3/2028	798	790	794	0.58
WR Grace Holdings, LLC	(9)	L +	3.75%	9.31%	9/22/2028	3,573	3,538	3,557	2.60
							4,328	4,351	3.18

BCRED Verdelite JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	8.94%	2/27/2025	$4,266	$4,172	$4,227	3.10%
Allied Universal Holdco LLC	(9)	SOFR +	3.75%	8.95%	5/12/2028	2,000	1,940	1,958	1.43
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.95%	5/12/2028	3,573	3,412	3,479	2.55
Anticimex, Inc.	(9)	SOFR +	3.40%	8.45%	11/16/2028	3,413	3,344	3,375	2.47
APX Group, Inc.	(9)	SOFR +	3.25%	8.46%	7/10/2028	3,319	3,179	3,321	2.43
Covanta Holding Corp	(9)	SOFR +	3.00%	8.24%	11/30/2028	1,042	1,031	1,039	0.76
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.97%	3/31/2028	3,967	3,836	3,903	2.86
EAB Global, Inc.	(9)	L +	3.50%	8.87%	8/16/2028	4,069	3,958	4,029	2.95
Energizer Holdings Inc	(9)	L +	3.75%	8.97%	12/8/2028	3,573	3,431	3,524	2.58
Garda World Security Corp.	(8)	SOFR +	4.25%	9.43%	10/30/2026	3,350	3,250	3,337	2.44
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.94%	7/11/2025	1,580	1,569	1,580	1.16
							33,122	33,772	24.73
Construction & Engineering
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	8.95%	12/16/2027	3,473	3,386	3,459	2.53
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.85%	10/19/2027	4,129	4,006	4,101	3.00
Containers & Packaging
Berlin Packaging, LLC	(9)	L +	3.75%	9.29%	3/11/2028	3,521	3,437	3,469	2.54
Charter NEX US, Inc.	(10)	SOFR +	3.75%	8.97%	12/1/2027	3,817	3,760	3,792	2.78
Novolex, Inc.	(9)	SOFR +	4.18%	9.38%	4/13/2029	3,817	3,742	3,764	2.76
ProAmpac PG Borrower, LLC	(10)	SOFR +	3.75%	9.14%	11/3/2025	4,069	3,964	4,033	2.95
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.72%	8/12/2028	2,140	2,126	2,133	1.56
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.47%	3/3/2028	4,069	3,919	3,970	2.91
Trident TPI Holdings, Inc.	(9)	L +	4.00%	9.54%	9/15/2028	3,320	3,212	3,275	2.40
							24,160	24,436	17.90
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.70%	12/11/2028	3,176	3,042	2,993	2.19
Colibri Group, LLC	(10)	SOFR +	5.00%	10.39%	3/12/2029	4,268	4,132	4,140	3.03
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.94%	12/15/2028	4,315	4,240	4,262	3.12
SSH Group Holdings, Inc.	(8)	SOFR +	4.00%	8.90%	7/30/2025	3,430	3,381	3,412	2.50
TruGreen Limited Partnership	(10)	SOFR +	4.00%	9.20%	11/2/2027	995	917	918	0.67
University Support Services, LLC	(9)	SOFR +	3.25%	8.45%	2/10/2029	3,573	3,526	3,550	2.60
Weld North Education, LLC	(9)	SOFR +	3.75%	8.97%	12/21/2027	4,069	4,033	4,007	2.93
							23,271	23,282	17.04
Diversified Financial Services
Mitchell International, Inc.	(9)	L +	3.75%	8.94%	10/15/2028	2,977	2,811	2,917	2.14
Polaris Newco, LLC	(9)	L +	4.00%	9.54%	6/2/2028	3,792	3,637	3,502	2.56
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	8.85%	2/24/2028	2,980	2,952	2,966	2.17
							9,400	9,385	6.87
Diversified Telecommunication Services
Numericable US, LLC	(8)	SOFR +	5.50%	10.49%	8/15/2028	4,289	4,199	3,831	2.81
Zacapa, LLC	(9)	SOFR +	4.00%	9.24%	3/22/2029	4,069	3,947	3,972	2.91
							8,146	7,803	5.72

BCRED Verdelite JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	6/21/2028	$2,079	$1,975	$2,039	1.49%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	L +	3.25%	8.91%	3/2/2028	2,680	2,581	2,593	1.90
Entertainment
Recorded Books, Inc.	(8)	SOFR +	4.00%	9.14%	8/29/2025	3,600	3,561	3,604	2.64
Food Products
CHG PPC Parent LLC	(9)	SOFR +	3.00%	8.22%	12/8/2028	2,992	2,904	2,974	2.18
Ground Transportaion
Uber Technologies, Inc.	(8)	SOFR +	2.75%	8.02%	3/3/2030	2,442	2,436	2,445	1.79
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	9.12%	2/27/2026	2,158	1,992	2,049	1.50
Resonetics, LLC	(10)	L +	4.00%	9.10%	4/28/2028	4,069	3,947	3,963	2.90
Sunshine Luxembourg VII S.à r.l, LLC	(10)	SOFR +	3.75%	9.09%	10/1/2026	3,792	3,700	3,778	2.77
							9,639	9,790	7.17
Health Care Providers & Services
ADMI Corp.	(9)	SOFR +	3.75%	8.97%	12/23/2027	2,580	2,459	2,418	1.77
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.27%	11/1/2028	4,315	4,233	4,303	3.15
Heartland Dental LLC	(10)	SOFR +	5.00%	10.10%	4/30/2028	4,478	4,303	4,330	3.17
LifePoint Health, Inc.	(8)	L +	3.75%	9.02%	11/16/2025	6,575	6,198	6,106	4.47
Pediatric Associates Holding Co., LLC	(7)(9)	SOFR +	3.25%	8.47%	12/29/2028	638	625	625	0.46
							17,818	17,782	13.02
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	8.59%	2/15/2029	3,559	3,226	3,416	2.50
GHX Ultimate Parent Corp	(9)	SOFR +	4.75%	9.86%	6/30/2027	904	882	906	0.66
Netsmart Technologies, Inc.	(10)	SOFR +	4.00%	9.22%	10/1/2027	2,924	2,857	2,915	2.13
Verscend Holding Corp.	(8)	SOFR +	4.00%	9.22%	8/27/2025	4,069	4,059	4,073	2.98
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.22%	10/22/2026	4,157	4,107	4,152	3.04
							15,131	15,462	11.31
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	8.69%	8/17/2028	4,293	4,254	4,291	3.14
Aramark Services Inc	(4)(8)	SOFR +	2.50%	8.00%	6/22/2030	153	151	153	0.11
Caesars Entertainment Inc	(9)	SOFR +	3.25%	8.45%	2/6/2030	1,624	1,608	1,626	1.19
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.10%	1/27/2029	2,775	2,696	2,744	2.01
IRB Holding Corp.	(10)	SOFR +	3.00%	8.20%	12/15/2027	4,079	3,995	4,056	2.97
Mic Glen, LLC	(9)	SOFR +	3.25%	8.47%	7/21/2028	3,421	3,310	3,366	2.47
Tacala Investment Corp.	(10)	L +	3.50%	8.69%	2/5/2027	4,068	3,944	4,010	2.94
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	8.40%	10/2/2028	2,479	2,397	2,427	1.78
Whatabrands, LLC	(9)	L +	3.25%	8.47%	8/3/2028	3,573	3,485	3,556	2.60
							25,840	26,229	19.21
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	8.90%	7/31/2028	3,817	3,693	3,752	2.75
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.91%	3/31/2028	3,967	3,822	3,915	2.87
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.70%	4/5/2029	2,266	2,166	2,242	1.64
Vertical US Newco, Inc.	(9)	L +	3.50%	8.60%	7/30/2027	4,315	4,176	4,287	3.14
							10,164	10,444	7.65

BCRED Verdelite JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance
AmWINS Group, Inc	(9)	SOFR +	2.75%	7.95%	2/19/2028	$942	$914	$941	0.69%
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.72%	2/12/2027	2,282	2,213	2,263	1.66
Baldwin Risk Partners, LLC	(9)	L +	3.50%	8.65%	10/14/2027	4,314	4,277	4,252	3.11
BroadStreet Partners Inc.	(8)	SOFR +	4.00%	9.16%	1/27/2029	4,812	4,753	4,794	3.51
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	7.97%	1/27/2027	3,319	3,233	3,283	2.40
Howden Group Holdings Limited	(9)	SOFR +	4.00%	9.10%	4/18/2030	2,436	2,341	2,434	1.78
Howden Group Holdings Limited	(10)	L +	3.25%	8.50%	11/12/2027	4,314	4,241	4,298	3.15
NFP Corp.	(8)	SOFR +	3.25%	8.47%	2/15/2027	3,319	3,202	3,259	2.39
							25,174	25,524	18.69
Interactive Media & Services
MH Sub I, LLC	(11)	SOFR +	4.25%	9.35%	5/3/2028	4,000	3,902	3,843	2.81
MH Sub I, LLC	(11)	SOFR +	3.75%	8.85%	9/13/2024	1,108	1,095	1,109	0.81
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.72%	5/30/2026	4,069	3,977	4,026	2.95
							8,974	8,978	6.57
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.26%	10/16/2026	2,079	2,024	2,064	1.51
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.79%	2/10/2028	2,080	1,902	1,942	1.42
Virtusa Corp.	(10)	L +	3.75%	9.33%	2/11/2028	4,069	4,015	4,028	2.95
World Wide Technology Holding Co, LLC	(9)	SOFR +	3.25%	8.52%	3/1/2030	1,011	1,001	1,013	0.74
							8,942	9,047	6.62
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	8.79%	11/12/2026	2,564	2,498	2,545	1.86
Life Sciences Tools & Services
LSCS Holdings, Inc.	(9)	L +	4.50%	9.69%	12/16/2028	2,469	2,376	2,416	1.77
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.00%	11/30/2027	4,069	3,982	4,018	2.94
							6,358	6,434	4.71
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	9.19%	8/31/2028	4,268	4,201	4,263	3.12
Media
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.48%	9/25/2026	2,977	2,761	2,492	1.82
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.21%	3/31/2031	2,727	2,701	2,708	1.98
							5,462	5,200	3.80
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.50%	8.69%	6/5/2028	4,314	4,291	4,312	3.16
Professional Services
APFS Staffing Holdings Inc	(4)(9)	SOFR +	4.00%	9.10%	12/29/2028	3,948	3,848	3,859	2.83
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.72%	8/2/2028	4,268	4,163	4,206	3.08
Camelot US Acquisition LLC	(11)	SOFR +	3.00%	8.27%	10/30/2026	3,102	3,072	3,101	2.27
Cast & Crew Payroll, LLC	(8)	SOFR +	3.50%	8.69%	2/9/2026	3,522	3,493	3,473	2.54
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.99%	4/9/2027	4,289	4,181	4,174	3.06
EP Purchaser LLC	(9)	SOFR +	3.50%	9.00%	11/6/2028	491	469	482	0.35
Inmar Inc.	(11)	SOFR +	5.50%	10.73%	5/1/2026	2,084	2,011	2,029	1.49
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.74%	5/23/2025	719	714	716	0.52
VT Topco, Inc.	(10)	SOFR +	3.75%	8.97%	8/1/2025	3,848	3,798	3,804	2.79
VT Topco, Inc.	(7)(10)	L +	3.75%	7.82%	8/1/2025	110	109	109	0.08
							25,858	25,953	19.01

BCRED Verdelite JV LP Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software
Apex Group Treasury, LLC	(9)	L +	3.75%	9.07%	7/27/2028	$3,573	$3,451	$3,533	2.59%
Apttus Corp.	(10)	L +	4.25%	9.52%	5/8/2028	3,582	3,426	3,518	2.58
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.97%	10/2/2025	3,568	3,490	3,544	2.60
Cloudera, Inc.	(9)	SOFR +	3.75%	8.95%	10/8/2028	3,582	3,417	3,505	2.57
ConnectWise, LLC	(9)	L +	3.50%	8.69%	9/29/2028	3,548	3,428	3,464	2.54
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.25%	10/16/2028	2,183	1,983	2,040	1.49
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.25%	11/9/2027	3,523	3,452	3,491	2.56
Epicor Software Corp.	(10)	SOFR +	3.25%	8.47%	7/30/2027	3,572	3,498	3,533	2.59
GI Consilio Parent, LLC	(9)	L +	4.00%	9.19%	5/12/2028	2,134	2,044	2,079	1.52
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.22%	12/1/2027	3,582	3,543	3,577	2.62
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.15%	11/19/2026	3,572	3,287	3,269	2.39
Idera, Inc.	(10)	SOFR +	3.75%	9.01%	3/2/2028	2,872	2,746	2,804	2.05
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	9.90%	5/2/2029	3,422	3,324	3,323	2.43
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.20%	9/12/2029	3,792	3,771	3,778	2.77
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	9.20%	4/26/2024	4,416	4,366	4,411	3.23
Quartz Acquireco LLC	(4)(9)	SOFR +	3.50%	8.59%	6/28/2030	1,353	1,340	1,355	0.99
RealPage, Inc.	(9)	SOFR +	3.00%	8.22%	4/24/2028	5,782	5,582	5,664	4.15
Rocket Software, Inc.	(8)	SOFR +	4.25%	9.47%	11/28/2025	3,572	3,498	3,542	2.59
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.20%	8/14/2026	3,572	3,488	3,567	2.61
Sophia, LP	(9)	L +	3.50%	9.04%	10/7/2027	3,320	3,228	3,289	2.41
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.72%	8/11/2028	3,573	3,506	3,456	2.53
Surf Holdings, LLC	(8)	L +	3.50%	8.70%	3/5/2027	3,572	3,533	3,549	2.60
Symphony Technology Group	(5)(10)	L +	4.75%	10.03%	7/27/2028	3,582	3,292	2,709	1.98
Symphony Technology Group	(5)(9)	SOFR +	3.75%	9.01%	3/1/2029	3,573	3,426	3,428	2.51
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.27%	5/4/2026	4,364	4,267	4,290	3.14
Vision Solutions, Inc.	(10)	L +	4.00%	9.51%	4/24/2028	2,183	1,886	2,080	1.52
							86,272	86,798	63.56
Specialty Retail
EG America LLC	(4)(8)	SOFR +	5.50%	10.73%	2/28/2028	3,388	3,232	3,286	2.41
Trading Companies & Distributors
GYP Holdings III Corp.	(8)	SOFR +	3.00%	8.10%	5/12/2030	184	183	184	0.13
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.09%	12/22/2028	2,383	2,243	2,315	1.70
SRS Distribution, Inc.	(9)	L +	3.50%	8.69%	6/2/2028	4,079	3,920	3,972	2.91
Windsor Holdings III LLC	(8)	SOFR +	4.50%	9.72%	6/21/2030	1,864	1,826	1,833	1.34
							8,172	8,304	6.08
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.24%	12/17/2027	3,462	3,384	3,401	2.49
First Lien Total							448,331	452,343	331.21
Total Investment Portfolio							448,331	452,343	331.21
Cash and Cash Equivalents
Other Cash and Cash Equivalents							7,719	7,719	5.65
Total Portfolio Investments, Cash and Cash Equivalents							$456,050	$460,062	336.86%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	$515	$(18)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	13	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	2	—
Total First Lien Debt			$530	$(18)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2023 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2023 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2022:

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027	$424	$421	$416	0.31%
Atlas CC Acquisition Corp.	(10)	L +	4.25%	8.98%	5/25/2028	2,684	2,465	2,273	1.72
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028	4,089	4,011	4,001	3.03
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028	4,090	4,045	4,024	3.04
							10,942	10,714	8.10
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.13%	3/24/2026	3,591	3,499	3,509	2.65
Airlines
United Airlines, Inc.	(10)	L +	3.75%	8.11%	4/21/2028	4,489	4,448	4,445	3.36
Auto Components
Clarios Global LP	(5)(8)	SOFR +	3.25%	7.63%	4/30/2026	5,350	5,291	5,262	3.98
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028	3,491	3,214	3,260	2.47
Building Products
Griffon Corporation	(9)	SOFR +	2.50%	7.01%	1/24/2029	1,258	1,243	1,238	0.94
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029	2,593	2,431	2,451	1.85
							3,674	3,689	2.79
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026	5,336	5,214	5,231	3.96
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028	2,743	2,641	2,567	1.94
							7,855	7,798	5.90
Chemicals
WR Grace Holdings, LLC	(9)	L +	3.75%	8.50%	9/22/2028	3,591	3,553	3,534	2.67
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	4,289	4,166	4,210	3.18
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	3,591	3,413	3,419	2.59
Anticimex, Inc.	(9)	L +	3.50%	8.23%	11/16/2028	4,439	4,341	4,295	3.25
APX Group, Inc.	(11)	L +	3.25%	6.73%	7/10/2028	5,336	5,090	5,289	4.00
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	4,987	4,805	4,782	3.62
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	4,090	3,968	3,944	2.98
Energizer Holdings Inc	(9)	L +	3.75%	8.13%	12/8/2028	3,600	3,444	3,452	2.61
Garda World Security Corp.	(8)	L +	4.25%	8.93%	10/30/2026	5,350	5,167	5,219	3.95
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.33%	7/11/2025	3,589	3,559	3,464	2.62
							37,953	38,074	28.80
Construction & Engineering
Refficiency Holdings, LLC	(10)	L +	3.75%	7.82%	12/16/2027	3,493	3,395	3,316	2.51
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	4,150	4,012	4,020	3.04
Containers & Packaging
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	4,539	4,438	4,377	3.31
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	5,350	5,261	5,207	3.94
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	5,337	5,223	5,096	3.85
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.96%	11/3/2025	4,090	3,962	3,927	2.97
Ring Container Technologies Group, LLC	(9)	L +	3.50%	7.88%	8/12/2028	2,150	2,135	2,126	1.61
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	4,090	3,923	3,912	2.96
Trident TPI Holdings, Inc.	(9)	L +	4.00%	7.67%	9/15/2028	5,337	5,147	5,137	3.89
							30,089	29,782	22.53

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	$3,192	$3,045	$3,026	2.29%
Colibri Group, LLC	(10)	SOFR +	5.00%	8.87%	3/12/2029	4,289	4,141	4,014	3.04
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	4,987	4,912	4,802	3.63
Learning Care Group	(11)	L +	3.25%	7.61%	3/13/2025	4,987	4,848	4,652	3.52
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	5,337	5,236	5,144	3.89
SSH Group Holdings, Inc.	(8)	L +	4.25%	7.92%	7/30/2025	4,948	4,860	4,847	3.67
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	3,591	3,540	3,501	2.65
Weld North Education, LLC	(9)	L +	3.75%	7.72%	12/21/2027	4,090	4,049	4,017	3.04
							34,631	34,003	25.73
Diversified Financial Services
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	2,992	2,809	2,766	2.09
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	5,312	5,073	4,860	3.68
Sedgwick Claims Management Services, Inc.	(8)	L +	3.25%	7.63%	12/31/2025	4,987	4,884	4,859	3.68
							12,766	12,485	9.45
Diversified Telecommunication Services
Numericable US, LLC	(8)	L +	2.75%	7.16%	7/31/2025	2,100	1,961	1,999	1.51
Numericable US, LLC	(8)	L +	3.69%	7.77%	1/31/2026	2,200	2,048	2,044	1.55
Zacapa, LLC	(9)	SOFR +	4.25%	8.83%	3/22/2029	4,090	3,956	3,941	2.98
							7,965	7,984	6.04
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028	4,090	3,864	3,815	2.89
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028	2,693	2,584	2,592	1.96
Presidio, Inc.	(8)	SOFR +	3.50%	7.92%	1/22/2027	3,591	3,556	3,540	2.68
							6,140	6,132	4.64
Entertainment
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025	3,600	3,552	3,530	2.67
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	8.68%	2/27/2026	2,169	1,971	1,947	1.47
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028	4,090	3,955	3,906	2.95
Sunshine Luxembourg VII S.à r.l, LLC	(10)	L +	3.75%	8.48%	10/1/2026	5,311	5,162	5,100	3.86
							11,088	10,953	8.28
Health Care Providers & Services
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027	2,593	2,459	2,369	1.79
Electron Bidco, Inc.	(9)	L +	3.00%	7.38%	11/1/2028	5,337	5,226	5,204	3.94
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025	3,575	3,338	3,379	2.56
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028	611	597	579	0.44
Surgery Centers Holdings, Inc.	(10)	L +	3.75%	8.05%	8/31/2026	4,823	4,645	4,774	3.61
							16,265	16,305	12.34
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	7.82%	2/15/2029	3,577	3,197	3,189	2.41
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027	4,439	4,325	4,286	3.24
Verscend Holding Corp.	(8)	L +	4.00%	8.38%	8/27/2025	4,090	4,077	4,072	3.08
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026	4,189	4,132	4,126	3.12
							15,731	15,673	11.85

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028	$5,336	$5,284	$5,285	4.00%
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029	4,289	4,155	4,087	3.09
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027	4,100	4,006	3,985	3.01
Mic Glen, LLC	(9)	L +	3.50%	7.88%	7/21/2028	4,450	4,291	4,244	3.21
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027	4,089	3,947	3,943	2.98
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	7.54%	10/2/2028	3,491	3,366	3,240	2.45
Whatabrands, LLC	(9)	L +	3.25%	7.63%	8/3/2028	3,591	3,494	3,479	2.63
							28,543	28,263	21.37
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	7.97%	7/31/2028	5,337	5,146	5,040	3.81
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028	4,987	4,785	4,755	3.60
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029	2,594	2,470	2,429	1.84
Vertical US Newco, Inc.	(9)	L +	3.50%	6.87%	7/30/2027	5,337	5,143	5,149	3.89
							12,398	12,333	9.33
Insurance
Acrisure LLC	(9)	L +	4.25%	8.63%	2/15/2027	666	636	646	0.49
Acrisure LLC	(9)	L +	3.75%	8.13%	2/15/2027	2,992	2,828	2,850	2.16
Alliant Holdings Intermediate, LLC	(8)	L +	3.25%	7.63%	5/9/2025	712	700	704	0.53
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/6/2027	2,893	2,822	2,831	2.14
AssuredPartners, Inc.	(9)	L +	3.50%	7.88%	2/12/2027	5,312	5,130	5,157	3.90
Baldwin Risk Partners, LLC	(9)	L +	3.50%	7.79%	10/14/2027	5,336	5,284	5,216	3.95
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027	5,336	5,179	5,185	3.92
Howden Group Holdings Limited	(10)	L +	3.25%	7.69%	11/12/2027	5,336	5,235	5,206	3.94
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	4,987	4,930	4,949	3.74
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	5,336	5,123	5,117	3.87
							37,867	37,861	28.64
Interactive Media & Services
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	5,336	5,249	5,197	3.93
Project Boost Purchaser, LLC	(9)	L +	3.50%	7.88%	5/30/2026	4,090	3,981	3,954	2.99
							9,230	9,151	6.92
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	4,089	3,965	3,960	3.00
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	3,591	3,249	3,241	2.45
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	4,090	4,030	3,959	2.99
							11,244	11,160	8.44
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	7.98%	11/12/2026	2,804	2,722	2,682	2.03
Life Sciences Tools & Services
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	4,289	3,870	3,553	2.69
LSCS Holdings, Inc.	(9)	L +	4.50%	8.88%	12/16/2028	2,481	2,379	2,377	1.80
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.23%	11/30/2027	4,090	3,992	3,889	2.94
							10,241	9,819	7.43
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028	4,289	4,216	4,181	3.16
Titan Acquisition Ltd.	(8)	L +	3.00%	5.88%	3/28/2025	2,992	2,856	2,803	2.12
							7,072	6,984	5.28
Media
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026	2,992	2,742	2,445	1.85

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	L +	3.75%	8.48%	6/5/2028	$5,336	$5,304	$5,320	4.02%
Professional Services
APFS Staffing Holdings, Inc.	(4)(9)	SOFR +	4.00%	8.09%	12/29/2028	3,970	3,860	3,801	2.88
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028	4,289	4,174	4,109	3.11
Camelot US Acquisition LLC	(4)(11)	SOFR +	3.00%	7.38%	10/30/2026	4,300	4,252	4,241	3.21
Cast & Crew Payroll, LLC	(8)	L +	3.50%	7.88%	2/9/2026	3,541	3,505	3,499	2.65
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027	5,311	5,159	4,974	3.76
Inmar, Inc.	(11)	L +	4.00%	8.73%	5/1/2024	4,089	3,751	3,732	2.82
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025	722	716	714	0.54
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025	3,878	3,811	3,766	2.85
							29,228	28,836	21.82
Software
Apex Group Treasury, LLC	(9)	L +	3.75%	8.26%	7/27/2028	3,591	3,456	3,438	2.60
Apttus Corp.	(10)	L +	4.25%	8.66%	5/8/2028	3,600	3,427	3,384	2.56
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025	3,589	3,494	3,445	2.61
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028	3,600	3,419	3,406	2.58
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028	3,566	3,434	3,397	2.57
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.13%	10/16/2028	2,194	1,974	1,970	1.49
ECI Macola Max Holding, LLC	(10)	L +	3.75%	8.48%	11/9/2027	3,541	3,461	3,408	2.58
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027	3,591	3,507	3,456	2.61
GI Consilio Parent, LLC	(9)	L +	4.00%	8.38%	5/12/2028	2,145	2,045	2,034	1.54
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027	3,600	3,557	3,464	2.62
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026	3,591	3,262	3,247	2.46
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028	2,145	2,043	2,028	1.53
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029	4,439	4,302	4,170	3.15
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	6.42%	9/12/2029	5,350	5,318	5,271	3.99
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024	4,439	4,359	4,341	3.28
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028	5,312	5,113	5,062	3.83
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025	3,591	3,501	3,461	2.62
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	8.32%	8/14/2026	3,591	3,493	3,498	2.65
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027	5,336	5,173	5,163	3.91
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028	3,591	3,518	3,317	2.51
Surf Holdings, LLC	(8)	L +	3.50%	8.23%	3/5/2027	3,591	3,546	3,491	2.64
Symphony Technology Group	(5)(10)	L +	4.75%	9.17%	7/27/2028	3,600	3,280	3,099	2.34
Symphony Technology Group	(5)(9)	SOFR +	3.75%	7.97%	3/1/2029	3,591	3,430	3,352	2.54
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026	5,386	5,245	5,137	3.89
TransDigm Inc	(12)	SOFR +	6.15%	10.47%	2/22/2027	187	184	187	0.14
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028	2,194	1,865	1,823	1.38
							89,406	88,049	66.62

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(6)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
EG America, LLC	(9)	L +	4.25%	8.98%	3/31/2026	$4,443	$4,092	$4,173	3.16%
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028	2,145	2,008	1,986	1.50
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.88%	6/2/2028	4,100	3,924	3,930	2.97
							5,932	5,916	4.47
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027	4,489	4,378	4,300	3.25
Total First Lien Debt							495,472	490,615	371.11
Total Investment Portfolio							495,472	490,615	371.11
Cash and Cash Equivalents
Other Cash and Cash Equivalents							2,767	2,767	2.09
Total Portfolio Investments, Cash and Cash Equivalents							$498,239	$493,382	373.20%
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

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of June 30, 2023 and December 31, 2022 (Unaudited):

	June 30, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $448,331 and $495,472 at June 30, 2023 and December 31, 2022, respectively)	$452,343	$490,615
Cash and cash equivalents	7,719	2,767
Interest receivable	3,234	4,539
Receivable for investments sold	5,246	1,624
Total assets	$468,542	$499,545
LIABILITIES
Debt	$298,300	$365,000
Distribution payable	16,402	—
Interest payable and other liabilities	17,291	2,342
Total liabilities	331,993	367,342
MEMBERS’ EQUITY
Members’ Equity	136,549	132,203
Total Members’ Equity	136,549	132,203
Total liabilities and members’ equity	$468,542	$499,545
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and six months ended June 30, 2023 (Unaudited):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Investment income:
Interest income	$10,970	$21,613
Other income	3	113
Total investment income	10,973	21,726
Expenses:
Interest expense	5,562	11,126
Other expenses	75	150
Total expenses	5,637	11,276
Net investment income before taxes	5,336	10,450
Tax Expense	—	—
Net investment income after taxes	5,336	10,450
Net realized and change in unrealized gain (loss) on investments
Net unrealized gain (loss) on investments	1,984	8,870
Net realized gain (loss) on investments	330	1,428
Total net realized and change in unrealized gain (loss) on investments	2,314	10,298
Net increase (decrease) in net assets resulting from operations	$7,650	$20,748
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of June 30, 2023, except as discussed below.

July Subscriptions and Dividend Declarations

The Company received approximately $870.3 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective July 1, 2023.

On July 19, 2023, the Company’s Board declared net distributions of $0.2100 per Class I share, $0.1924 per Class S share, and $0.2048 per Class D share, which is payable on August 28, 2023 to shareholders of record as of July 31, 2023.
August Subscriptions

Through to the date of issuance of the condensed consolidated financial statements the Company received approximately $650.9 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective August 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8--Consolidated Financial Statement and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time by the Company's periodic filings with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's periodic filings with the SEC.
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

Revenues
We generate revenues in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.

Portfolio and Investment Activity
For the three months ended June 30, 2023, we acquired $1,294.9 million aggregate principal amount of investments (including $383.0 million of unfunded commitments), $1,254.9 million of which was first lien debt and $40.0 million of which was second lien debt.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$48,711,985	$37,776,621
New investments purchased	897,969	10,008,896
Payment-in-kind interest capitalized	52,680	36,605
Net accretion of discount on investments	42,697	33,540
Net realized gain (loss) on investments	(76,141)	(17,565)
Investments sold or repaid	(1,202,947)	(697,070)
Total investments, end of period	$48,426,243	$47,141,027
Amount of investments funded at principal:
First lien debt investments	$871,878	$9,431,428
Second lien debt investments	40,000	350,389
Unsecured debt	—	—
Structured finance investments	—	68,875
Equity investments and Investments in Joint Ventures (4)	—	220,828
Total	$911,878	$10,071,520
Proceeds from investments sold or repaid:
First lien debt investments	$(1,166,370)	$(686,300)
Second lien debt investments	(35,750)	(1,770)
Unsecured debt	—	—
Structured finance investments	—	—
Equity investments and Investments in Joint Ventures	(827)	(9,000)
Total	$(1,202,947)	$(697,070)

	June 30, 2023	December 31, 2022
Number of portfolio companies	511	532
Weighted average yield on debt and income producing investments, at cost (1)(2)	11.50%	10.37%
Weighted average yield on debt and income producing investments, at fair value (1)(2)	11.69%	10.59%
Average loan to value (LTV) (3)	42.5%	43.6%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.2%
Percentage of assets on non-accrual (5)	0.3%	0.1%
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
(2)As of June 30, 2023 and December 31, 2022, the weighted average total portfolio yield at cost was 10.82% and 9.75%, respectively. The weighted average total portfolio yield at fair value was 10.98% and 9.95%, respectively.
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

(4)Includes $0.0 million and $69.2 million of investments in our joint ventures for the three months ended June 30, 2023 and 2022, respectively.
(5)As a percentage of total amortized cost of Investments (excluding Investments in Joint Ventures). Assets on non-accrual represented 0.2% and 0.0% of total fair value of Investments (excluding Investments in Joint Ventures) as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, our portfolio companies had a weighted average annual EBITDA of $208.6 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our Investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments”.
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
As of June 30, 2023, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of June 30, 2023 the Company had contributed $2,002.5 million and the Emerald JV Partner had contributed $667.5 million of capital and $247.5 million and $82.5 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interest of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.

As of June 30, 2023, the Emerald JV had total investments at fair value of $5,664.2 million. The following table is a summary of JV’s portfolio as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Total senior secured debt investments at fair value	$5,530,227	$5,722,448
Number of portfolio companies	301	443
Weighted average yield on debt and income producing investments, at fair value (2)	11.64%	10.88%
Weighted average yield on debt and income producing investments, at cost (2)	11.53%	10.72%
Percentage of debt portfolio at floating interest rates (1)	99.8%	93.5%
Percentage of debt portfolio at fixed interest rates (1)	0.2%	6.5%
Percentage of assets on non-accrual (1)	0.1%	0.2%
(1)As a percentage of total amortized cost of Investments of Emerald JV. Assets on non-accrual represented 0.1% and 0.1% of total fair value of Investments of Emerald JV as of June 30, 2023 and December 31, 2022, respectively.
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

As of June 30, 2023, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV partner own 87.5% and 12.5%, respectively, of the equity ownership interest of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.

As of June 30, 2023, the Verdelite JV had total investments at fair value of $452.3 million. The following table is a summary of JV’s portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Total senior secured debt investments at fair value	$452,343	$490,615
Number of portfolio companies	144	129
Weighted average yield on debt and income producing investments, at fair value (2)	9.87%	9.25%
Weighted average yield on debt and income producing investments, at cost (2)	9.96%	9.16%
Percentage of debt portfolio at floating interest rates (1)	100.00%	100.00%
Percentage of debt portfolio at fixed interest rates (1)	0.00%	0.00%
Percentage of assets on non-accrual (1)	0.0%	0.0%
(1)Verdelite JV had no assets on non-accrual as of June 30, 2023 and December 31, 2022.
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

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures”.

Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$1,407,305	$736,837	$2,743,047	$1,292,523
Net expenses	651,528	304,338	1,290,173	522,203
Net investment income before excise tax	755,777	432,499	1,452,874	770,320
Excise tax expense	5,691	175	13,433	292
Net investment income after excise tax	750,086	432,324	1,439,441	770,028
Net unrealized appreciation (depreciation)	12,145	(864,100)	168,328	(950,676)
Net realized gain (loss)	(79,425)	(13,931)	(172,108)	(11,316)
Net increase (decrease) in net assets resulting from operations	$682,806	$(445,707)	$1,435,661	$(191,964)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$1,274,647	$667,704	$2,506,394	$1,180,511
Payment-in-kind interest income	51,664	31,373	92,484	52,792
Dividend income	80,610	24,312	142,788	45,123
Fee income	384	13,448	1,381	14,097
Total investment income	$1,407,305	$736,837	$2,743,047	$1,292,523
Total investment income increased to $1,407.3 million for the three months ended June 30, 2023 from $736.8 million for the same period in the prior year primarily driven by our deployment of capital, increased benchmark interest rates driving increased interest income from our investments and dividend income from our joint ventures. The size of our investment portfolio increased to $47,684.9 million at June 30, 2023 from $46,225.9 million at June 30, 2022. Included in investment income for the three months ended June 30, 2023 is dividend income of $80.6 million received from our Emerald JV and Verdelite JV joint ventures and our investment in Specialty Lending Company LLC (“SLC”).
Total investment income increased to $2,743.0 million for the six months ended June 30, 2023 from $1,292.5 million for the same period in the prior year primarily driven by our deployment of capital, increased benchmark interest rates driving increased interest income from our investments and dividend income from our joint ventures. Included in investment income for the six months ended June 30, 2023 is dividend income of $142.8 million received from our Emerald JV and Verdelite JV joint ventures and our investment in SLC.
While rising interest rates have favorably impacted our investment income during the three and six months ended June 30, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$438,599	$158,169	$874,822	$271,559
Management fees	75,635	64,941	149,238	115,568
Income based incentive fees	109,501	62,964	210,259	111,112
Capital gains incentive fees	—	(4,557)	—	(15,059)
Distribution and shareholder servicing fees
Class S	16,297	12,439	31,688	21,892
Class D	121	538	681	921
Professional fees	3,959	3,939	7,980	5,627
Board of Trustees’ fees	240	208	464	402
Administrative service expenses	1,432	1,007	3,354	2,193
Other general & administrative	4,728	3,476	9,372	5,846
Amortization of continuous offering costs	1,016	1,214	2,315	2,142
Total expenses (before excise tax)	$651,528	$304,338	$1,290,173	$522,203
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $438.6 million for the three months ended June 30, 2023 compared to $158.2 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured note and debt securitization issuances and an increase in the weighted average interest rate on our borrowings. The average principal outstanding increased to $25,238.7 million for the three months ended June 30, 2023 from $21,268.1 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 6.82% for the three months ended June 30, 2023 from 2.86% for the same period in the prior year.
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $874.8 million for the six months ended June 30, 2023 compared to $271.6 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured note and debt securitization issuances and an increase in the weighted average interest rate on our borrowings. The average principal outstanding increased to $26,189.5 for the six months ended June 30, 2023 from $19,693.5 for the same period in the prior year in addition to an increase in our weighted average interest rate to 6.56% for the six months ended June 30, 2023 from 2.67% for the same period in the prior year.
Management Fees
Management fees increased to $75.6 million for the three months ended June 30, 2023 compared to $64.9 million for the same period in the prior year primarily due to an increase in net assets.
Management fees increased to $149.2 million for the six months ended June 30, 2023 compared to $115.6 million for the same period in the prior year primarily due to an increase in net assets.
Income Based Incentive Fees
Income based incentive fees increased to $109.5 million for the three months ended June 30, 2023 compared to $63.0 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $876.0 million for the three months ended June 30, 2023 from $503.7 million for the same period in the prior year.

Income based incentive fees increased to $210.3 million for the six months ended June 30, 2023 compared to $111.1 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $1,682.1 million for the six months ended June 30, 2023 from $888.9 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains incentive fees for the three and six months ended June 30, 2023. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses were $27.8 million for the three months ended June 30, 2023, primarily comprised of $16.4 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $4.0 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $4.7 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S shares and the increased cost of servicing a larger investment portfolio.
Total other expenses were $55.9 million for the six months ended June 30, 2023, primarily comprised of $32.4 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $8.0 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $9.4 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and the increased cost of servicing a larger investment portfolio.
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
For the three months ended June 30, 2023 and 2022, the Company accrued $5.7 million and $0.2 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2023 and 2022, the Company accrued $13.4 million and $0.3 million, respectively, of U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net unrealized gain (loss) on investments	$19,694	$(875,893)	$189,077	$(949,007)
Net unrealized gain (loss) on derivative instruments	(3,026)	11,793	(14,966)	(1,669)
Net unrealized gain (loss) on foreign currency and other transactions	(4,523)	—	(5,783)	—
Net unrealized gain (loss)	$12,145	$(864,100)	$168,328	$(950,676)
For the three months ended June 30, 2023, we had net unrealized gains on investments of $19.7 million, compared to net unrealized losses on investments of $875.9 million for the same period in the prior year. The fair value of our debt investments as a percentage of principal remained flat at 96.6% as of March 31, 2023 and June 30, 2023.
For the three months ended June 30, 2023, we had net unrealized losses of $3.0 million and $4.5 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the GBP and SEK exchange rates vs. USD.
For the six months ended June 30, 2023, we had net unrealized gains on investments of $189.1 million, primarily driven by an increase in the fair value of our debt investments, compared to net unrealized losses on investments of $949.0 million for the same period in the prior year. The fair value of our debt investments as a percentage of principal increased by 0.3%, from 96.3% as of December 31, 2022 to 96.6% as of June 30, 2023, driven by strong portfolio company fundamentals and changes in the economic outlook.
For the six months ended June 30, 2023, we had net unrealized losses of $15.0 million and $5.8 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the GBP and SEK exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$(76,141)	$(17,565)	$(177,837)	$(15,903)
Net realized gain (loss) on derivative instruments	(2,464)	—	2,306	—
Net realized gain (loss) on foreign currency and other transactions	(820)	3,634	3,423	4,587
Net realized gain (loss)	$(79,425)	$(13,931)	$(172,108)	$(11,316)
For the three and six months ended June 30, 2023, we generated net realized losses on investments of $76.1 million and $177.8 million respectively, which was primarily from full or partial sales of our debt investments.
For the three months ended June 30, 2023, we additionally incurred net realized losses of $2.5 million, on derivative assets and derivative liabilities from the settlement of our foreign currency derivative transactions and net realized losses of $0.8 million on foreign currency translations and other transactions.
The net realized losses on investments for the six months ended June 30, 2023 were partially offset by net realized gains of $2.3 million on derivative assets and derivative liabilities from the settlement of our foreign currency derivative transactions and net realized gains of $3.4 million on foreign currency translations primarily as a result of fluctuations in the GBP and NOK exchange rates vs. USD.

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
As of June 30, 2023 and December 31, 2022, our debt consisted of asset based leverage facilities, revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2023 and December 31, 2022, we had an aggregate principal amount of $24,359.9 million and $26,842.2 million, of debt securities outstanding and our asset coverage ratio was 197.7% and 184.5%, respectively.
Cash and cash equivalents as of June 30, 2023, taken together with our $10,713.1 million of unused capacity under our credit facilities (subject to borrowing base availability), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2023, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,453.3 million of Level 2 debt investments as of June 30, 2023, which could provide additional liquidity if necessary.
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
As of June 30, 2023, we had $1,389.0 million in cash and cash equivalents. During the six months ended June 30, 2023, cash provided by operating activities was $2,927.2 million, primarily as a result of proceeds from repayments on and sale of investments of $3,191.6 million and an increase in payables for investments purchases of $217.4 million, partially offset by funding portfolio investments of $1,677.8 million. Cash used in financing activities was $2,884.9 million during the period, primarily as a result of $2,056.2 million of share repurchases and $2,580.0 million of net borrowings, partially offset by $2,426.9 million of subscriptions.

Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	40,025,888	$991,563
Share transfers between classes	801,656	19,887
Distributions reinvested	7,486,630	185,625
Share repurchases	(43,026,051)	(1,069,628)
Early repurchase deduction	—	21
Net increase (decrease)	5,288,123	$127,468
CLASS S
Subscriptions	21,551,333	$534,160
Share transfers between classes	(338,831)	(8,406)
Distributions reinvested	3,241,102	80,362
Share repurchases	(5,289,207)	(131,490)
Early repurchase deduction	—	30
Net increase (decrease)	19,164,397	$474,656
CLASS D
Subscriptions	810,907	$20,071
Share transfers between classes	(462,803)	(11,481)
Distributions reinvested	28,518	707
Share repurchases	(134,805)	(3,351)
Early repurchase deduction	—	—
Net increase (decrease)	241,817	$5,946
Total net increase (decrease)	24,694,337	$608,070

The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the six months ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	58,996,813	$1,461,821
Share transfers between classes	45,581,902	1,131,859
Distributions reinvested	14,358,610	355,737
Share repurchases	(73,344,305)	(1,820,611)
Early repurchase deduction	—	78
Net increase (decrease)	45,593,020	$1,128,884
CLASS S
Subscriptions	36,034,142	$892,824
Share transfers between classes	(1,706,270)	(42,140)
Distributions reinvested	6,294,698	155,962
Share repurchases	(10,609,545)	(263,275)
Early repurchase deduction	—	169
Net increase (decrease)	30,013,025	$743,540
CLASS D
Subscriptions	2,922,621	$72,284
Share transfers between classes	(43,876,202)	(1,089,719)
Distributions reinvested	634,300	15,705
Share repurchases	(557,743)	(13,827)
Early repurchase deduction	—	11
Net increase (decrease)	(40,877,024)	$(1,015,546)
Total net increase (decrease)	34,729,021	$856,878

Distributions and Distribution Reinvestment Plan
The following table presents the Company’s distributions declared and payable for the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
			$1.2600	$807,405

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
			$1.1548	$347,507

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
			$1.2289	$27,053
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
For additional information on our distributions and dividend reinvestment plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
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
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at Early Repurchase Deduction. The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three months ended June 30, 2023, approximately 48,450,063 shares were repurchased for a total value of $1,204.4 million (net of Early Repurchase Deduction). During the six months ended June 30, 2023, approximately 84,511,593 shares were repurchased for a total value of $2,097.5 million (net of Early Repurchase Deduction).

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets”.
Borrowings
As of June 30, 2023 and December 31, 2022, we had an aggregate principal amount of $24,359.9 million and $26,842.2 million, respectively, of debt outstanding.

For additional information on our debt obligations see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 7. Borrowings”.
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $5,476.7 million and $6,343.1 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicles’ allocation may change prior to the date of funding. In this regard, as of June 30, 2023 and December 31, 2022, the Company estimates that it had $248.6 million and $1,219.5 million, respectively, of investments that are committed but not yet funded.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Intermediary Manager Agreement; and.
•the Expense Support and Conditional Reimbursement Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”
Recent Developments
Macroeconomic Environment
The six months ended June 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Continued inflation has prompted central banks, including the U.S. Federal Reserve, to take monetary policy tightening actions, including raising interest rates in order to control inflation, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. It remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
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
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of recent national, international and regulatory guidance and proposals for reform or replacement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. The publication of USD LIBOR continued until June 30, 2023 and market participants are generally expected to transition to SOFR thereafter. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.
Critical Accounting Estimates

The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Refer to our Current Reports on Form 8-K filed with SEC on April 20, 2023, May 18, 2023 and June 21, 2023 for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended June 30, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2023	36,061,530	3.91%	$24.77	March 31, 2023	$893,037	—
May 31, 2023	48,450,063	5.20%	$24.86	June 30, 2023	$1,204,418	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures provided to us by Mundys S.p.A.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Fourth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2021).

10.1
First Amendment and Extension Agreement to the Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

10.2
Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Private Credit Fund

Date:	August 11, 2023	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer

Date:	August 11, 2023	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer

Date:	August 11, 2023	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer