Form 10-Q
period 2023-09-30
Blackstone Private Credit Fund
filed 2023-11-13
CIK 1803498

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
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 6, 2023 was 703,813,192, 352,026,478 and 14,721,898 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $46,493,827 and $47,528,550 at September 30, 2023 and December 31, 2022, respectively)	$45,995,042	$46,543,190
Non-controlled/affiliated investments (cost of $558 and $719 at September 30, 2023 and December 31, 2022, respectively)	2,474	2,813
Controlled/affiliated investments (cost of $2,381,120 and $2,406,027 at September 30, 2023 and December 31, 2022, respectively)	2,415,680	2,362,605
Total investments at fair value (cost of $48,875,505 and $49,935,296 at September 30, 2023 and December 31, 2022, respectively)	48,413,196	48,908,608
Cash and cash equivalents (restricted cash of $901 and $3,701 at September 30, 2023 and December 31, 2022, respectively)	1,282,347	1,351,901
Interest receivable from non-controlled/non-affiliated investments	536,690	586,632
Dividend receivable from controlled/affiliated investments	98,486	69,964
Receivable from broker	368,323	355,742
Deferred financing costs	101,418	102,324
Deferred offering costs	844	1,750
Receivable for investments sold	885,993	1,297,385
Subscription receivable	—	9,550
Derivative assets at fair value (Note 6)	2,316	3,952
Other assets	—	5,088
Total assets	$51,689,613	$52,692,896
LIABILITIES
Debt (net of unamortized debt issuance costs of $85,373 and $102,290 at September 30, 2023 and December 31, 2022, respectively)	$23,013,800	$26,493,658
Payable for investments purchased	953,461	1,345,581
Management fees payable (Note 3)	79,728	73,392
Income based incentive fees payable (Note 3)	113,721	94,117
Interest payable	347,409	316,000
Derivative liabilities at fair value (Note 6)	270,610	250,351
Due to affiliates	20,665	38,967
Distribution payable (Note 9)	226,180	198,736
Payable for share repurchases (Note 9)	492,207	1,170,768
Accrued expenses and other liabilities	22,169	26,261
Total liabilities	25,539,950	30,007,831
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,036,579,877 and 922,574,582 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	10,366	9,226
Additional paid in capital	26,519,057	23,689,778
Distributable earnings (loss)	(379,760)	(1,013,939)
Total net assets	26,149,663	22,685,065
Total liabilities and net assets	$51,689,613	$52,692,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	September 30, 2023	December 31, 2022
Class I Shares:
Net assets	$17,212,365	$14,537,932
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	682,310,681	591,237,616
Net asset value per share	$25.23	$24.59
Class S Shares:
Net assets	$8,595,719	$6,947,313
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	340,729,696	282,541,041
Net asset value per share	$25.23	$24.59
Class D Shares:
Net assets	$341,579	$1,199,819
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	13,539,500	48,795,925
Net asset value per share	$25.23	$24.59
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,309,957	$970,341	$3,816,351	$2,150,852
Payment-in-kind interest income	60,593	36,734	152,815	89,526
Dividend income	158	—	158	1,510
Fee income	1,108	12,752	2,489	26,849
From non-controlled/affiliated investments:
Dividend income	9	—	16	—
From controlled/affiliated investments:
Interest income	144	—	144	—
Payment-in-kind interest income	839	—	1,101	—
Dividend income	84,119	25,152	226,900	68,765
Total investment income	1,456,927	1,044,979	4,199,974	2,337,502
Expenses:
Interest expense	444,235	294,772	1,319,057	566,332
Management fees (Note 3)	79,728	70,984	228,966	186,552
Income based incentive fees (Note 3)	113,721	83,663	323,979	194,775
Capital gains incentive fees (Note 3)	—	—	—	(15,059)
Distribution and shareholder servicing fees
Class S	17,649	13,811	49,338	35,703
Class D	199	649	880	1,570
Professional fees	5,791	2,215	13,771	7,842
Board of Trustees’ fees	221	239	685	641
Administrative service expenses (Note 3)	1,741	1,897	5,095	4,090
Other general & administrative	5,403	3,918	14,776	9,764
Amortization of continuous offering costs	361	1,649	2,676	3,791
Total expenses before excise tax	669,049	473,797	1,959,223	996,001
Net investment income before excise tax	787,878	571,182	2,240,751	1,341,501
Excise tax expense	9,681	—	23,113	292
Net investment income after excise tax	778,197	571,182	2,217,638	1,341,209
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	346,721	(143,934)	484,558	(1,058,844)
Controlled/affiliated investments	26,866	4,106	77,980	(30,036)
Non-controlled/affiliated investments	(305)	562	(178)	608
Derivative instruments (Note 6)	7,661	3,958	(7,305)	2,289
Foreign currency and other transactions	3,562	—	(2,220)	—
Net unrealized appreciation (depreciation)	384,505	(135,308)	552,835	(1,085,983)
Realized gain (loss):
Non-controlled/non-affiliated investments	(127,364)	(92,364)	(305,414)	(108,268)
Non-controlled/affiliated investments	—	—	213	—
Derivative instruments (Note 6)	2,704	—	5,010	—
Foreign currency and other transactions	(10,321)	(7,192)	(6,900)	(2,606)
Net realized gain (loss)	(134,981)	(99,556)	(307,091)	(110,874)
Net realized and unrealized gain (loss)	249,524	(234,864)	245,744	(1,196,857)
Net increase (decrease) in net assets resulting from operations	$1,027,721	$336,318	$2,463,382	$144,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operations:
Net investment income after excise tax	$778,197	$571,182	$2,217,638	$1,341,209
Net realized gain (loss)	(134,981)	(99,556)	(307,091)	(110,874)
Net change in unrealized appreciation (depreciation)	384,505	(135,308)	552,835	(1,085,983)
Net increase (decrease) in net assets resulting from operations	1,027,721	336,318	2,463,382	144,352
Distributions to common shareholders:
Class I	(440,051)	(359,759)	(1,247,456)	(871,105)
Class S	(198,745)	(140,144)	(546,252)	(327,288)
Class D	(8,094)	(23,963)	(35,147)	(52,959)
Net decrease in net assets resulting from distributions	(646,890)	(523,865)	(1,828,855)	(1,251,352)
Share transactions:
Class I:
Proceeds from shares sold	1,320,655	1,253,674	2,782,476	6,973,021
Share transfers between classes	17,624	16,753	1,149,483	56,232
Distributions reinvested	202,132	151,911	557,869	370,696
Repurchased shares, net of early repurchase deduction	(409,713)	(611,647)	(2,230,246)	(904,839)
Net increase (decrease) from share transactions	1,130,698	810,691	2,259,582	6,495,110
Class S:
Proceeds from shares sold	708,441	601,002	1,601,265	3,406,722
Share transfers between classes	(13,077)	(6,483)	(55,217)	(11,003)
Distributions reinvested	89,644	61,154	245,606	142,331
Repurchased shares, net of early repurchase deduction	(82,448)	(47,971)	(345,554)	(89,583)
Net increase (decrease) from share transactions	702,560	607,702	1,446,100	3,448,467
Class D:
Proceeds from shares sold	143,591	179,680	215,875	713,712
Share transfers between classes	(4,547)	(10,270)	(1,094,266)	(45,229)
Distributions reinvested	891	11,404	16,596	24,710
Repurchased shares, net of early repurchase deduction	—	(3,796)	(13,816)	(6,014)
Net increase (decrease) from share transactions	139,935	177,018	(875,611)	687,179
Total increase (decrease) in net assets	2,354,024	1,407,864	3,464,598	9,523,756
Net assets, beginning of period	23,795,639	20,970,712	22,685,065	12,854,820
Net assets, end of period	$26,149,663	$22,378,576	$26,149,663	$22,378,576
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,463,382	$144,352
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(562,360)	1,088,272
Net unrealized (appreciation) depreciation on derivative instruments	7,305	2,499
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currency	2,220	—
Net realized (gain) loss on investments	305,201	108,268
Net realized (gain) loss on translation of assets and liabilities in foreign currency	6,900	—
Net realized (gain) loss on derivative instruments	(5,010)	—
Payment-in-kind interest capitalized	(161,247)	(102,604)
Net accretion of discount and amortization of premium	(124,982)	(103,749)
Amortization of deferred financing costs	23,205	17,596
Amortization of debt issuance costs and original issue discount on notes	20,587	14,228
Amortization of deferred offering costs	2,676	3,792
Purchases of investments	(3,702,885)	(24,992,598)
Proceeds from sale of investments and principal repayments	4,743,706	5,604,898
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	49,942	(304,745)
Dividend receivable from Controlled/affiliated investments	(28,522)	—
Receivable from broker	(12,581)	—
Receivable for investments sold	411,392	(505,039)
Other assets	5,088	(3,713)
Payable for investments purchased	(392,120)	381,795
Management fees payable	6,336	35,946
Income based incentive fees payable	19,604	47,659
Capital gains incentive fees payable	—	(15,058)
Due to affiliates	(18,302)	15,662
Interest payable	31,409	194,067
Accrued expenses and other liabilities	(4,092)	12,303
Net cash provided by (used in) operating activities	3,086,852	(18,356,170)
Cash flows from financing activities:
Borrowings on debt	2,610,921	17,575,191
Repayments on debt	(6,085,397)	(8,269,116)
Deferred financing costs paid	(25,976)	(51,442)
Debt issuance costs paid	(13,278)	(6,657)
Deferred offering costs paid	(337)	(4,865)
Proceeds from issuance of common shares	4,599,616	11,093,454
Repurchased shares, net of early repurchase deduction paid	(3,258,629)	(348,806)
Dividends paid in cash	(980,992)	(655,795)
Net cash provided by (used in) financing activities	(3,154,072)	19,331,964
Net increase (decrease) in cash and cash equivalents	(67,220)	975,794
Effect of foreign exchange rate changes on cash and cash equivalents	(2,334)	(4,788)
Cash and cash equivalents, beginning of period	1,351,901	617,986
Cash and cash equivalents, end of period	$1,282,347	$1,588,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$1,429,853	$405,828
Distribution payable	226,180	157,871
Subscription receivable	—	—
Reinvestment of distributions during the period	820,071	537,737
Accrued but unpaid debt financing and debt issuance costs	—	2,718
Accrued but unpaid offering costs	6	6
Share repurchases accrued but not yet paid	492,207	663,415
Excise taxes paid	5,968	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.43%	1/29/2027		$2,526	$2,528	$2,513	0.01%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	9.33%	2/15/2029		12,132	12,085	11,996	0.05
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.93%	5/25/2028		51,833	50,365	45,715	0.17
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.42%	12/27/2027		5,774	5,734	5,601	0.02
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.42%	12/27/2027		25,503	25,503	24,738	0.09
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.42%	2/5/2026		1,676	1,660	1,626	0.01
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	12.07%	1/9/2030		386	366	384	0.00
Frontgrade Technologies Holdings, Inc.	(4)(10)	SOFR +	6.75%	12.14%	1/9/2030		1,990	1,936	1,985	0.01
Linquest Corp.	(4)(10)	SOFR +	5.75%	11.22%	7/28/2028		154,350	152,223	149,720	0.57
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.67%	10/2/2024		143,188	141,869	143,188	0.55
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.67%	10/16/2025		28,843	28,843	28,843	0.11
Loar Group, Inc.	(4)(7)(11)	SOFR +	7.25%	12.67%	4/1/2024		52,742	52,071	51,802	0.20
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.64%	6/1/2027		38,220	37,753	28,665	0.11
Maverick Acquisition, Inc.	(4)(12)	SOFR +	6.25%	11.64%	6/1/2027		10,123	9,939	7,592	0.03
Peraton Corp.	(10)	SOFR +	3.75%	9.17%	2/1/2028		13,505	13,531	13,494	0.05
Vertex Aerospace Services Corp.	(10)	SOFR +	3.50%	8.92%	12/6/2028		11,820	11,776	11,839	0.05
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	6.00%	10.79%	3/1/2028		4,030	3,956	4,030	0.02
West Star Aviation Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	11.39%	3/1/2028		455	437	455	0.00
								552,575	534,186	2.05
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.29%	6/11/2027		266,276	262,805	259,619	0.99
Alliance Ground	(4)(10)	SOFR +	5.75%	11.29%	6/11/2027		94,947	93,509	92,573	0.35
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.72%	7/19/2029	EUR	114,140	113,464	118,073	0.45
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.14%	7/19/2029		102,349	100,220	101,325	0.39
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.99%	4/30/2027		103,820	103,308	99,667	0.38
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026		28,088	27,583	28,088	0.11
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	2/5/2029		139,452	137,321	139,452	0.53
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.15%	11.50%	6/15/2029		45,189	44,482	44,284	0.17
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.25%	11.75%	6/15/2029		949	578	569	0.00
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.72%	12/30/2028		1,088	1,050	1,065	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.29%	12/31/2028		273,604	269,528	262,660	1.00
SEKO Global Logistics Network, LLC	(4)(11)	E +	4.75%	8.35%	12/30/2026	EUR	34,862	39,989	36,633	0.14
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	4.75%	10.47%	12/30/2026		68,608	68,039	68,094	0.26
SEKO Global Logistics Network, LLC	(4)(7)(11)	P +	3.75%	12.25%	12/30/2026		1,743	1,701	1,655	0.01
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	4.75%	10.41%	12/30/2026		15,035	14,980	14,922	0.06
The Kenan Advantage Group, Inc.	(10)	SOFR +	4.18%	9.48%	3/24/2026		13,082	13,093	13,067	0.05
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	9.65%	7/26/2028		14,078	13,978	13,886	0.05
								1,305,628	1,295,632	4.94
Airlines
Air Canada	(6)(10)	SOFR +	3.50%	9.13%	8/11/2028		12,658	12,647	12,685	0.05
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.17%	6/7/2028		7,500	7,479	7,447	0.03
United Airlines, Inc.	(6)(10)	SOFR +	3.75%	9.18%	4/21/2028		15,927	15,983	15,977	0.06
								36,109	36,109	0.14

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Auto Components
Clarios Global LP	(6)(8)	SOFR +	3.75%	9.07%	5/6/2030		$3,500	$3,498	$3,498	0.01%
Metis Buyer, Inc.	(7)(10)	SOFR +	4.00%	9.43%	5/4/2028		27,398	26,906	27,364	0.10
Metis Buyer, Inc.	(4)(7)(10)	SOFR +	3.25%	8.79%	5/4/2028		450	345	365	0.00
								30,749	31,227	0.11
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.90%	3/31/2028		44,883	44,152	43,836	0.17
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	7.42%	11/15/2027		1,000	990	985	0.00
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.96%	8/1/2028		25,755	25,402	25,691	0.10
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	8.68%	4/12/2028		4,880	4,851	4,775	0.02
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.17%	11/23/2027		45,104	44,989	42,670	0.16
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	9.72%	4/23/2028	EUR	28,400	30,813	28,114	0.11
Engineered Stone Group Holdings III Ltd.	(4)(6)(7)(10)	SOFR +	6.01%	11.38%	4/23/2028		58,583	57,705	53,227	0.20
Fencing Supply Group Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	11.65%	2/26/2027		110,998	109,832	108,174	0.41
Great Day Improvements, LLC	(4)(10)	SOFR +	6.25%	11.93%	12/29/2027		179,750	177,207	179,750	0.69
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.39%	2/25/2025		46,161	45,957	41,660	0.16
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.39%	2/25/2027		202,910	201,137	183,126	0.70
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.39%	2/25/2025		6,733	6,703	6,076	0.02
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.90%	3/12/2028		40,492	40,297	40,492	0.15
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	7.75%	13.20% (incl. 2.00% PIK)	9/1/2027		113,313	111,848	106,515	0.41
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	4/7/2025		148,923	146,811	147,434	0.56
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	8.92%	12/18/2027		5,503	5,512	5,518	0.02
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.99%	4/29/2029		3,477	3,366	3,457	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.67%	11/3/2028		25,273	25,085	24,932	0.10
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	12.04%	12/29/2026		56,265	55,652	56,265	0.22
								1,093,167	1,057,876	4.04
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.82%	8/17/2028		7,138	7,084	7,143	0.03
AllSpring Buyer, LLC	(6)(9)	SOFR +	3.00%	8.95%	11/1/2028		2,955	2,968	2,931	0.01
Clipper Acquisitions Corp.	(8)	SOFR +	1.75%	7.19%	3/3/2028		2,000	1,993	1,990	0.01
FFML Holdco Ltd	(4)(6)(8)	B +	6.25%	11.95%	11/30/2028	NZD	39,278	23,765	23,128	0.09
Focus Financial Partners LLC	(9)	SOFR +	3.50%	8.82%	6/30/2028		7,000	6,956	7,002	0.03
Focus Financial Partners LLC	(9)	SOFR +	3.25%	8.57%	6/30/2028		1,990	1,973	1,987	0.01
Focus Financial Partners LLC	(9)	SOFR +	2.50%	7.82%	6/30/2028		2,000	2,000	1,997	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	4.25%	9.79%	4/30/2024		5,988	5,992	3,778	0.01
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.99%	12/22/2027		12,118	12,033	11,997	0.05
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	9.18%	12/1/2028		13,194	13,126	13,194	0.05
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.94%	4/7/2028		18,511	18,477	18,346	0.07
								96,367	93,493	0.37

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.92%	9/30/2026	$4,912	$4,920	$4,883	0.02%
Geon Performance Solutions, LLC	(10)	SOFR +	4.75%	10.40%	8/18/2028	3,625	3,605	3,584	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	4.25%	9.93%	8/30/2028	17,563	17,518	17,552	0.07
Olympus Water US Holding Corp.	(9)	SOFR +	3.75%	9.40%	11/9/2028	5,527	5,516	5,461	0.02
Oxea Corporation	(6)(8)	SOFR +	3.50%	8.93%	10/14/2024	6	6	6	0.00
							31,565	31,486	0.12
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.32%	8/18/2028	29,401	29,056	29,071	0.11
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.17%	5/12/2028	41,254	41,188	39,915	0.15
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	8.45%	11/16/2028	11,795	11,760	11,732	0.04
APX Group, Inc.	(6)(9)	SOFR +	3.25%	8.69%	7/10/2028	17,434	17,404	17,453	0.07
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.47%	5/7/2028	365,653	365,653	365,653	1.40
Belfor Holdings, Inc.	(8)	SOFR +	4.00%	9.43%	4/6/2026	4,873	4,884	4,883	0.02
CFS Brands, LLC	(4)(7)(11)	SOFR +	6.00%	11.31%	10/2/2030	201,608	196,753	196,753	0.75
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	10.07%	3/31/2028	8,088	8,023	8,038	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.18%	3/31/2028	37,784	37,814	37,205	0.14
Divisions Holding Corp.	(10)	SOFR +	4.75%	10.18%	5/27/2028	9,721	9,651	9,690	0.04
EAB Global, Inc.	(9)	SOFR +	3.50%	8.87%	8/16/2028	4,913	4,895	4,885	0.02
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	9.88%	8/31/2028	8,983	8,920	8,436	0.03
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.75%	10/30/2026	12,000	12,023	12,012	0.05
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.75%	2/1/2029	9,120	9,051	9,130	0.03
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.64%	10/2/2030	55,093	53,253	53,145	0.20
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.26%	12/15/2027	133,893	132,016	132,555	0.51
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.22%	12/15/2027	48,952	47,972	48,015	0.18
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.50%	12/18/2028	45,687	45,267	45,687	0.17
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.31%	12/17/2028	238,655	235,976	238,655	0.91
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	12/10/2027	51,094	50,310	50,994	0.20
Knowledge Pro Buyer, Inc.	(4)(7)(10)	P +	4.75%	13.25%	12/10/2027	5,028	4,903	5,028	0.02
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.97%	10/19/2028	47,082	46,402	47,082	0.18
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.88%	10/19/2028	20,976	20,596	20,976	0.08
MaxGen Energy Services Corporation	(4)(7)(11)	SOFR +	5.50%	10.93%	6/2/2027	84,227	82,845	82,115	0.31
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.00%	10.92%	12/1/2027	187,232	184,607	187,232	0.72
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	9.94%	12/1/2027	116,735	114,409	115,124	0.44
PECF USS Intermediate Holding III Corp.	(9)	SOFR +	4.25%	9.88%	12/15/2028	24,769	24,787	19,975	0.08

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	5.50%	10.99%	6/23/2027	$5,906	$5,852	$5,011	0.02%
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.84%	6/23/2027	10,359	10,359	8,883	0.03
Recycle & Resource US, LLC	(6)(9)	SOFR +	3.50%	9.15%	7/14/2028	5,128	5,101	4,442	0.02
Revspring, Inc.	(8)	SOFR +	4.00%	9.65%	10/11/2025	15,165	15,101	14,950	0.06
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.55%	1/16/2026	1,534	1,505	1,534	0.01
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.00%	11.55%	1/16/2026	14,441	14,169	14,441	0.06
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.56%	1/15/2026	3,989	3,940	3,989	0.02
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.43%	11.80%	1/15/2026	4,441	4,387	4,441	0.02
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.18%	12/8/2028	27,139	27,038	26,876	0.10
USIC Holdings, Inc.	(10)	SOFR +	3.50%	8.93%	5/12/2028	24,500	24,418	24,140	0.09
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.59%	1/21/2029	9,055	9,021	8,736	0.03
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.63%	11/2/2027	20,183	20,216	17,963	0.07
							1,941,525	1,936,845	7.41
Construction & Engineering
Aegion Corporation	(10)	SOFR +	4.75%	10.18%	5/17/2028	16,022	16,000	15,969	0.06
ASP Endeavor Acquisition, LLC	(4)(9)	SOFR +	6.50%	12.13%	5/3/2027	35,190	34,769	33,167	0.13
Brookfield WEC Holdings, Inc.	(9)	SOFR +	3.75%	9.07%	8/1/2025	2,970	2,900	2,981	0.01
COP Home Services TopCo IV, Inc.	(4)(7)(11)	SOFR +	6.10%	11.47%	12/31/2027	211,646	206,974	211,223	0.81
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	10.42%	3/2/2028	23,239	23,098	22,891	0.09
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	9.17%	12/16/2027	11,283	11,221	11,255	0.04
Thermostat Purchaser III, Inc.	(4)(7)(10)	SOFR +	4.50%	10.07%	8/31/2028	46,976	46,129	46,703	0.18
Tutor Perini Corp.	(6)(11)	SOFR +	4.75%	10.18%	8/18/2027	2,599	2,617	2,487	0.01
							343,708	346,676	1.33
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.07%	10/19/2027	17,045	17,087	17,033	0.07
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.40%	11.94%	10/2/2028	11,444	11,052	11,251	0.04
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.19%	3/11/2028	15,479	15,462	15,338	0.06
Charter NEX US, Inc.	(10)	SOFR +	3.75%	9.18%	12/1/2027	18,155	18,190	18,015	0.07
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.43%	8/4/2027	8,923	8,910	8,916	0.03
LABL, Inc.	(9)	SOFR +	5.00%	10.42%	10/29/2028	7,018	6,940	7,005	0.03
MAR Bidco Sarl	(6)(9)	SOFR +	3.95%	9.25%	7/6/2028	3,868	3,855	3,733	0.01
Novolex, Inc.	(9)	SOFR +	4.18%	9.59%	4/13/2029	16,985	16,636	16,778	0.06
Pretium PKG Holdings, Inc.	(9)(17)	SOFR +	4.00%	9.53%	10/2/2028	23,471	23,163	14,561	0.06
ProAmpac PG Borrower, LLC	(10)	SOFR +	3.75%	9.39%	11/3/2025	16,363	16,387	16,310	0.06
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.93%	8/12/2028	995	991	996	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.68%	3/3/2028	7,126	7,089	7,004	0.03
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.65%	9/15/2028	16,017	15,976	15,986	0.06
							144,651	135,893	0.51

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.17%	12/10/2028		$7,900	$7,783	$7,702	0.03%
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.72%	10/17/2025		5,661	5,611	5,661	0.02
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.55%	12/29/2026		80,588	79,424	80,185	0.31
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.92%	11/2/2026		30,031	29,559	29,431	0.11
Marcone Yellowstone Buyer, Inc.	(4)(7)(10)	SOFR +	6.50%	12.04%	6/23/2028		15,691	15,150	14,620	0.06
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.64%	6/23/2028		26,456	26,099	24,868	0.10
NDC Acquisition Corp.	(4)(11)	SOFR +	5.75%	11.24%	3/9/2027		21,938	21,592	21,663	0.08
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.75%	11.00%	3/9/2027		514	460	471	0.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.97%	5/13/2026		9,182	8,928	8,999	0.03
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.97%	11/13/2024		18,274	18,143	17,909	0.07
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.97%	11/13/2024		55,489	54,984	54,379	0.21
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.24%	6/30/2025		64,366	63,588	62,435	0.24
								331,321	328,323	1.26
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.92%	12/11/2028		20,666	20,332	19,763	0.08
BPPH2 Limited	(4)(6)(8)	S +	6.87%	12.06%	3/2/2028	GBP	40,700	55,323	49,319	0.19
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	7/20/2028		951,139	944,615	951,139	3.64
Colibri Group, LLC	(10)	SOFR +	5.00%	10.45%	3/12/2029		9,872	9,795	9,760	0.04
Dreambox Learning Holding, LLC	(4)(10)	SOFR +	6.25%	11.63%	12/1/2027		135,213	133,328	135,213	0.52
EM Bidco Limited	(6)(9)	SOFR +	4.25%	9.74%	7/6/2029		7,479	7,409	7,410	0.03
Endeavor Schools Holdings LLC	(4)(7)(11)	SOFR +	6.25%	11.56%	7/18/2029		47,535	46,132	46,083	0.18
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.67%	12/31/2026		41,856	41,269	40,810	0.16
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	11.45%	12/31/2026		48,475	46,336	46,309	0.18
Groundworks, LLC	(4)(7)(11)	SOFR +	6.50%	11.81%	3/14/2030		751	728	739	0.00
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.50%	8.93%	12/15/2028		15,776	15,674	15,648	0.06
Spring Education Group, Inc.	(4)(8)	SOFR +	4.50%	9.89%	9/29/2030		13,785	13,613	13,613	0.05
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	6.50%	11.80%	3/23/2027		800	781	800	0.00
Sunshine Cadence Holdco, LLC	(4)(8)	SOFR +	4.25%	9.90%	3/23/2027		39,291	37,063	38,309	0.15
TruGreen Limited Partnership	(10)	SOFR +	4.00%	9.42%	11/2/2027		1,446	1,452	1,378	0.01
University Support Services, LLC	(9)	SOFR +	3.25%	8.67%	2/10/2029		9,860	9,822	9,791	0.04
Weld North Education, LLC	(9)	SOFR +	3.75%	9.18%	12/21/2027		15,242	15,199	14,974	0.06
								1,398,871	1,401,058	5.39

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.17%	4/28/2028	$128,095	$126,493	$126,173	0.48%
Comet Acquisition, Inc.	(9)	SOFR +	4.25%	9.77%	10/24/2025	15,710	15,570	15,681	0.06
Lereta, LLC	(10)	SOFR +	5.00%	10.43%	7/30/2028	29,232	29,029	23,849	0.09
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.18%	10/15/2028	66,540	65,967	65,561	0.25
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.25%	11.73%	9/1/2030	19,991	19,470	19,464	0.07
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.25%	11.73%	9/1/2029	557	488	487	0.00
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.43%	6/2/2028	32,920	32,639	31,603	0.12
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.75%	9.07%	2/24/2028	5,225	5,179	5,221	0.02
SelectQuote, Inc.	(4)(5)(10)	SOFR +	8.00%	13.43% (incl. 2.00% PIK)	11/5/2024	272,458	272,176	245,212	0.94
							567,011	533,251	2.03
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	SOFR +	5.50%	10.81%	8/15/2028	22,694	22,290	20,609	0.08
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.37%	10/1/2028	159,145	156,302	159,145	0.61
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.51%	10/1/2028	72,554	71,306	72,554	0.28
Zacapa, LLC	(6)(9)	SOFR +	4.00%	9.39%	3/22/2029	6,036	6,027	6,002	0.02
							255,925	258,310	0.99
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	10.52%	3/26/2027	50,581	49,884	48,810	0.19
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.75%	11.17%	3/26/2027	18,979	18,120	18,249	0.07
Tiger Acquisition, LLC	(4)(6)(9)	SOFR +	3.25%	8.67%	6/1/2028	2,000	1,985	1,979	0.01
							69,989	69,038	0.27
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	5.50%	10.89%	8/17/2028	198,286	195,230	197,792	0.76
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.69%	6/21/2028	40,146	39,798	39,561	0.15
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	11.27%	11/25/2026	11,176	11,025	11,176	0.04
							246,053	248,529	0.95
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.50%	12/23/2026	25,320	25,045	22,915	0.09
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.45%	12/23/2026	1,949	1,937	1,764	0.01
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.37%	12/23/2026	7,600	7,549	6,878	0.03
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	10.87%	10/8/2029	463,359	453,962	450,660	1.72
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.18%	3/2/2028	11,991	11,973	11,796	0.05
Presidio, Inc.	(8)	SOFR +	3.50%	8.97%	1/22/2027	2,181	2,182	2,181	0.01
							502,648	496,194	1.91

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	SOFR +	7.00%	12.41%	10/4/2024		$4,824	$4,724	$4,824	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029	8,468		8,269	8,438	0.03
Tetra Technologies, Inc.	(4)(6)(11)	SOFR +	6.25%	11.67%	9/10/2025	22,793		22,278	22,793	0.09
								35,271	36,055	0.14
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	9.02%	11/10/2028	7,661		7,605	7,592	0.03
Recorded Books, Inc.	(8)	SOFR +	4.00%	9.32%	8/29/2025	6,787		6,793	6,797	0.03
								14,398	14,389	0.06
Food Products
Quantum Bidco, Ltd.	(6)(8)	S +	5.75%	11.22%	1/29/2028	GBP	18,500	24,714	20,662	0.08
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	9.32%	12/18/2026	4,894		4,915	4,896	0.02
								29,629	25,558	0.10
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	12.08%	6/30/2028	675		531	261	0.00
Quality Distribution LLC	(4)(11)	SOFR +	6.38%	11.81%	7/1/2028	6,891		6,752	6,754	0.03
								7,283	7,015	0.03
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(7)(9)	SOFR +	5.75%	11.29%	6/13/2029	25,126		24,574	24,234	0.09
Auris Luxembourg III Sarl	(6)(7)(8)	L +	3.75%	9.12%	2/27/2026	10,001		9,976	9,598	0.04
Bamboo US BidCo LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.32%	9/30/2030	30,134		28,971	28,971	0.11
Bamboo US BidCo LLC	(4)(6)(11)	E +	6.00%	9.86%	9/30/2030	EUR	70,854	72,768	72,767	0.28
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.18%	11/1/2028	170,770		168,076	164,214	0.63
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	11.17%	7/6/2028	67,196		66,129	66,524	0.25
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.92%	9/13/2028	194,040		191,294	190,159	0.73
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	11.02%	9/13/2028	49,129		48,526	48,146	0.18
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	11.04%	7/20/2029	49,625		46,730	46,648	0.18
Natus Medical Incorporated	(4)(7)(9)	SOFR +	4.75%	10.18%	7/21/2027	3,463		3,356	2,892	0.01
Resonetics, LLC	(10)	SOFR +	4.00%	9.63%	4/28/2028	66,135		65,400	65,131	0.25
Sunshine Luxembourg VII S.à r.l, LLC	(6)(10)	SOFR +	3.75%	9.24%	10/1/2026	13,800		13,828	13,795	0.05
								739,628	733,079	2.80
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.50%	10.88%	8/10/2029	CAD	207,196	157,502	143,807	0.55
ACI Group Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92% (incl. 1.25% PIK)	8/2/2028	107,587		105,214	105,663	0.40
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.50%	11.87%	5/7/2027	11,876		11,717	11,695	0.04
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.90%	5/7/2027	8,669		8,577	8,583	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.50%	11.95%	5/7/2026	669		628	591	0.00
ADMI Corp.	(9)	SOFR +	3.75%	9.18%	12/23/2027	46,164		45,962	43,180	0.17
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.04%	2/25/2028	30,137		29,300	28,402	0.11
AMGH Holding Corp.	(11)	SOFR +	4.25%	9.88%	3/14/2025	11,524		11,533	8,096	0.03
Canadian Hospital Specialties Ltd.	(4)(6)(11)	C +	4.50%	9.87%	4/14/2028	CAD	10,169	8,049	7,447	0.03
Canadian Hospital Specialties Ltd.	(4)(6)(7)(10)	C +	4.50%	9.88%	4/15/2027	CAD	4,883	3,803	7,058	0.03
Canadian Hospital Specialties Ltd.	(4)(6)(11)	C +	4.50%	10.01%	4/14/2028	CAD	4,689	3,716	3,426	0.01

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	10.43%	2/24/2029	GBP	60,000	$78,406	$69,248	0.26%
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	11.19%	2/24/2029	GBP	2,265	3,007	2,613	0.01
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	9.78%	2/24/2029	EUR	14,000	15,603	13,998	0.05
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	11.30%	2/24/2029		$6,125	6,338	5,788	0.02
CCBlue Bidco, Inc.	(4)(7)(10)	SOFR +	6.25%	11.60% (incl. 2.75% PIK)	12/21/2028		505,844	498,149	468,499	1.79
Covenant Surgical Partners, Inc.	(8)	SOFR +	4.00%	9.37%	7/1/2026		2,932	2,901	2,404	0.01
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.80%	4/3/2028		8,379	8,299	8,232	0.03
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.50%	11.87%	4/3/2028		9,899	9,644	9,724	0.04
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.65%	4/3/2028		17,097	17,032	16,798	0.06
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026		28,899	28,899	28,610	0.11
Global Medical Response, Inc.	(11)	SOFR +	4.25%	9.78%	10/2/2025		34,028	34,077	23,905	0.09
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.50%	10/15/2026		272,929	269,648	264,741	1.01
LifePoint Health, Inc.	(8)	SOFR +	3.75%	9.38%	11/16/2025		14,539	14,513	14,532	0.06
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	11.17%	2/1/2029		162,472	159,994	161,253	0.62
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	11.27%	2/1/2029		21,745	21,165	21,582	0.08
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.90%	3/12/2028		19,036	18,977	17,925	0.07
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	11.17% (incl. 5.71% PIK)	7/16/2027		402,181	399,856	390,116	1.49
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	11.18% (incl. 5.72% PIK)	7/16/2027		63,273	62,983	61,374	0.23
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.13%	11/16/2025		59,439	59,205	59,439	0.23
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2025		4,211	4,211	4,211	0.02
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	10.38%	2/28/2028		22,848	22,721	21,340	0.08
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.18%	3/31/2027		30,465	30,299	28,557	0.11
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.57%	12/29/2028		6,263	6,211	6,118	0.02
PetVet Care Centers, LLC	(10)	SOFR +	3.50%	8.92%	2/14/2025		53,982	53,965	53,813	0.21
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.93%	3/5/2026		7,804	7,804	7,777	0.03
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	5/12/2029		90,805	89,067	84,438	0.32
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	5/12/2028		2,893	2,671	1,917	0.01
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.17%	8/31/2029		126,926	124,683	125,533	0.48
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.67%	3/9/2026		14,192	14,192	14,192	0.05
Radnet, Inc.	(6)(10)	SOFR +	3.00%	8.43%	4/21/2028		4,813	4,798	4,813	0.02
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.15%	12/23/2028		487,769	479,833	476,974	1.82
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.20%	12/23/2028		22,631	20,213	19,411	0.07
Snoopy Bidco, Inc.	(4)(7)(10)	SOFR +	6.75%	12.65%	6/1/2028		623,786	616,195	594,948	2.28
SpecialtyCare, Inc.	(4)(7)(11)	L +	5.75%	11.28%	6/18/2028		68,064	66,588	65,474	0.25
SpecialtyCare, Inc.	(4)(7)(11)	SOFR +	5.75%	11.32%	6/18/2028		589	517	339	0.00

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.75%	11.24%	1/2/2029		$130,574	$128,877	$126,004	0.48%
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.17%	12/30/2026		3,150	2,858	2,363	0.01
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.05%	1/2/2029		29,733	29,240	28,539	0.11
Surgery Centers Holdings, Inc.	(6)(10)	SOFR +	3.75%	9.19%	8/31/2026		9,435	9,431	9,456	0.04
The Fertility Partners, Inc.	(4)(6)(10)	C +	5.75%	11.25%	3/16/2028	CAD	137,302	106,304	93,795	0.36
The Fertility Partners, Inc.	(4)(6)(7)(10)	C +	5.75%	11.25%	9/16/2027	CAD	8,688	6,671	5,781	0.02
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	11.29%	3/16/2028		38,513	37,940	35,624	0.14
The Fertility Partners, Inc.	(4)(6)(10)	P +	4.75%	13.25%	3/16/2028		7,645	7,626	7,072	0.03
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.77%	9/15/2028		315,005	307,188	313,430	1.20
TTF Holdings, LLC	(10)	SOFR +	4.00%	9.43%	3/31/2028		4,006	3,987	4,009	0.02
U.S. Anesthesia Partners, Inc.	(9)	SOFR +	4.25%	9.69%	10/1/2028		16,167	16,122	14,879	0.06
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	11.06%	7/15/2028		9,621	9,468	9,332	0.04
UMP Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.16%	7/15/2028		12,571	12,471	12,150	0.05
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.57%	6/18/2029		913,001	913,001	913,001	3.49
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	11.48%	11/18/2027		127,120	125,531	124,134	0.47
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	SOFR +	6.00%	11.35%	11/18/2027		54,163	53,328	52,653	0.20
Veonet GmbH	(6)(8)	S +	5.25%	10.44%	3/14/2029	GBP	170,000	218,945	202,205	0.77
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	5.75%	11.40%	6/22/2028		103,164	101,838	66,283	0.25
WHCG Purchaser III, Inc.	(4)(7)(10)	SOFR +	5.75%	11.40%	6/22/2026		12,455	12,319	7,991	0.03
								5,741,810	5,547,285	21.20
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.57%	2/15/2029		36,653	36,338	36,069	0.14
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.89%	5/25/2029		388,551	382,281	384,666	1.47
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.75%	11.14%	5/25/2029		86,379	84,894	86,379	0.33
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.21%	5/25/2029		31,809	30,965	31,149	0.12
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.08%	5/25/2029		13,244	12,420	13,244	0.05
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.99%	10/4/2029		369,780	361,779	369,780	1.41
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.99%	9/21/2026		51,474	50,866	51,474	0.20
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.74%	9/21/2026		69,863	68,983	69,863	0.27
Edifecs, Inc.	(4)(11)	SOFR +	7.00%	12.49%	9/21/2026		29,135	29,057	29,427	0.11
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.29%	10/29/2028		90,542	89,023	89,953	0.34
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.29%	10/29/2027		11,205	11,080	11,117	0.04
Imprivata, Inc.	(9)	SOFR +	3.75%	9.18%	12/1/2027		2,028	2,031	2,028	0.01
Neptune Holdings, Inc.	(4)(6)(7)(11)	SOFR +	6.00%	11.42%	8/31/2030		15,000	14,580	14,575	0.06
Netsmart Technologies, Inc.	(10)	SOFR +	4.00%	9.43%	10/1/2027		13,004	13,049	13,023	0.05
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.40%	3/1/2028		71,173	69,827	71,173	0.27
NMC Crimson Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	11.61%	3/1/2028		13,724	13,534	13,463	0.05
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.68%	3/10/2028		4,693	4,493	4,460	0.02
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	11.10%	4/1/2028		165,567	163,334	165,567	0.63
Verscend Holding Corp.	(8)	SOFR +	4.00%	9.43%	8/27/2025		30,247	30,279	30,293	0.12
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.43%	10/22/2026		12,321	12,333	12,350	0.05
								1,481,146	1,500,053	5.74

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	SOFR +	3.50%	8.93%	8/17/2028		$6,193	$6,202	$6,196	0.02%
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	11.43%	4/2/2029		31,530	31,030	30,821	0.12
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.32%	1/27/2029		13,495	13,489	13,381	0.05
Flynn Restaurant Group LP	(9)	SOFR +	4.25%	9.68%	12/1/2028		7,586	7,536	7,564	0.03
IRB Holding Corp.	(10)	SOFR +	3.00%	8.42%	12/15/2027		18,635	18,628	18,589	0.07
Mic Glen, LLC	(9)	SOFR +	3.25%	8.68%	7/21/2028		12,974	12,960	12,866	0.05
New Red Finance, Inc.	(8)	SOFR +	2.25%	7.57%	9/12/2030		2,000	2,000	1,995	0.01
Scientific Games Holdings LP	(9)	SOFR +	3.50%	8.77%	4/4/2029		12,346	12,319	12,291	0.05
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.43%	2/5/2027		17,894	17,922	17,855	0.07
Twin River Worldwide Holdings, Inc.	(6)(9)	SOFR +	3.25%	8.84%	10/2/2028		9,651	9,610	9,479	0.04
Whatabrands LLC	(9)	SOFR +	3.00%	8.43%	8/3/2028		9,462	9,406	9,438	0.04
								141,102	140,475	0.55
Household Durables
AI Aqua Merger Sub, Inc.	(6)(9)	SOFR +	3.75%	9.08%	7/31/2028		32,728	32,370	32,449	0.12
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	9.32%	12/14/2028		7,026	6,973	6,918	0.03
CEP V Investment 11 Sarl	(4)(6)(10)	SA +	6.52%	8.23%	2/11/2028	CHF	47,449	47,545	51,846	0.20
CEP V Investment 11 Sarl	(4)(6)(10)	E +	6.45%	10.22%	2/23/2028	EUR	54,899	51,611	58,124	0.22
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	9.15%	5/19/2028		11,905	11,866	11,858	0.05
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	9.54%	8/13/2029	EUR	25,134	25,369	26,144	0.10
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	11.21%	8/13/2029		162,341	159,577	159,308	0.61
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	11.24%	8/12/2028		8,770	8,530	8,511	0.03
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.40%	3/31/2028		22,999	22,923	22,834	0.09
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.92%	4/5/2029		8,549	8,249	8,542	0.03
Vertical US Newco, Inc.	(6)(9)	SOFR +	3.50%	9.38%	7/30/2027		17,755	17,802	17,737	0.07
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.33%	11/19/2028		22,691	22,614	21,424	0.08
								383,059	393,246	1.51
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.42%	10/2/2028		63,473	63,011	62,839	0.24
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.93%	11/6/2027		4,492	4,490	4,488	0.02
Amerilife Holdings LLC	(4)(10)	SOFR +	5.75%	11.08%	8/31/2029		306,975	301,787	303,906	1.16
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	10.99%	8/31/2028		8,119	7,321	7,632	0.03
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	10.62%	8/31/2029		51,163	50,079	50,393	0.19
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.93%	2/12/2027		17,955	17,838	17,966	0.07
Baldwin Risk Partners, LLC	(6)(9)	SOFR +	3.50%	8.92%	10/14/2027		9,811	9,786	9,750	0.04
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	5.00%	10.30%	5/16/2029		138,161	135,183	137,957	0.53
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.49%	10/29/2028		27,781	27,355	26,943	0.10
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.49%	10/30/2028		27,106	26,749	26,311	0.10
Galway Borrower, LLC	(4)(7)(10)	SOFR +	5.25%	10.74%	9/29/2028		222,252	219,085	217,378	0.83
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	6.00%	11.54%	4/14/2028		90,758	89,506	90,674	0.35
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.29%	4/16/2028		45,256	44,276	44,767	0.17
Howden Group Holdings Limited	(6)(10)	L +	3.25%	8.69%	11/12/2027		13,392	13,340	13,369	0.05

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.05%	11.57%	8/27/2025		$80,179	$79,650	$79,377	0.30%
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.02%	11.28%	8/27/2025	97,081		95,918	96,110	0.37
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	11.42%	8/27/2025	2,839		2,744	2,771	0.01
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.02%	11.54%	8/27/2025	72,169		71,612	71,447	0.27
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.03%	11.55%	8/27/2025	2,322		2,304	2,298	0.01
NFP Corp.	(8)	SOFR +	3.25%	8.68%	2/15/2027	13,491		13,435	13,345	0.05
PGIS Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.28%	10/16/2028	24,296		23,956	23,380	0.09
Riser Merger Sub, Inc.	(4)(10)	S +	5.88%	11.06%	8/1/2028	GBP	13,580	16,653	16,575	0.06
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	5.88%	11.27%	8/1/2028	207,017		203,282	207,017	0.79
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	6.50%	11.87%	8/1/2028	10,749		10,465	10,468	0.04
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.02%	10/30/2026	74,531		73,255	74,203	0.28
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.92%	1/27/2027	93,540		93,313	91,202	0.35
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	11.71%	1/3/2030	132,377		128,801	131,054	0.50
Tennessee Bidco Limited	(4)(6)(8)	E +	7.00%	10.97% (incl. 2.50% PIK)	8/3/2028	EUR	5,491	6,982	5,765	0.02
Tennessee Bidco Limited	(4)(6)(8)	S +	7.28%	12.21% (incl. 2.50% PIK)	7/9/2028	GBP	49,051	66,748	59,422	0.23
Tennessee Bidco Limited	(4)(6)(7)(8)	S +	7.28%	12.46% (incl. 2.50% PIK)	7/9/2028	GBP	81,462	91,726	95,907	0.37
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.00%	12.09% (incl. 2.50% PIK)	7/9/2028	168,147		164,709	166,885	0.64
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.00%	12.65% (incl. 2.50% PIK)	8/3/2028	48,496		47,948	48,132	0.18
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	6.25%	11.82% (incl. 2.50% PIK)	8/3/2028	66,175		65,774	63,859	0.24
USI, Inc.	(9)	SOFR +	3.75%	9.14%	11/22/2029	8,935		8,854	8,939	0.03
USI, Inc.	(9)	SOFR +	3.25%	8.66%	9/29/2030	2,000		2,005	1,998	0.01
								2,279,940	2,284,527	8.72
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.67%	12/6/2027	3,609		3,590	3,540	0.01
MH Sub I, LLC	(11)	SOFR +	3.75%	9.18%	9/13/2024	4,508		4,514	4,515	0.02
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.93%	5/30/2026	4,899		4,858	4,902	0.02
								12,962	12,957	0.05

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.57%	12/29/2026		$233,960	$232,604	$232,790	0.89%
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.57%	12/29/2027	273,644		273,644	272,276	1.04
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	8.62%	2/3/2029	9,561		9,520	9,588	0.04
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.31%	12/15/2027	557,445		550,680	521,211	1.99
								1,066,448	1,035,865	3.96
IT Services
Ahead DB Holdings, LLC	(5)(10)	SOFR +	3.75%	9.24%	10/18/2027	2,550		2,559	2,536	0.01
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029	24,510		24,037	24,020	0.09
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.47%	12/21/2028	140,722		138,885	140,018	0.54
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.57%	12/21/2028	13,557		13,297	13,489	0.05
BCP V Everise Acquisition, LLC	(10)	SOFR +	6.25%	11.49%	5/3/2027	69,464		68,216	69,464	0.27
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.32%	10/16/2026	19,558		19,576	19,467	0.07
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.79%	2/10/2028	44,717		44,452	43,561	0.17
Infostretch Corporation	(4)(10)	SOFR +	5.75%	11.29%	4/1/2028	180,713		178,002	168,966	0.65
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.89% (incl. 2.75% PIK)	11/24/2028	978,120		960,077	969,540	3.71
Monterey Financing, S.A.R.L	(4)(6)(8)	CI +	6.00%	9.98%	9/28/2029	DKK	560,750	72,277	78,358	0.30
Monterey Financing, S.A.R.L	(4)(6)(9)	N +	6.00%	10.72%	9/28/2029	NOK	599,094	54,603	55,337	0.21
Monterey Financing, S.A.R.L	(4)(6)(8)	ST +	6.00%	10.17%	9/28/2029	SEK	243,186	21,261	21,990	0.08
Monterey Financing, S.A.R.L	(4)(6)(7)(8)	E +	6.00%	9.97%	9/28/2029	EUR	110,819	104,891	115,793	0.44
Park Place Technologies, LLC	(11)	SOFR +	5.00%	10.42%	11/10/2027	790		792	780	0.00
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.22%	10/25/2027	187,854		185,308	186,445	0.71
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.43%	5/26/2027	148,176		146,598	148,176	0.57
S&P Global Engineering Solutions	(4)(7)(11)	SOFR +	7.00%	12.08%	5/2/2030	1,600		1,548	1,582	0.01
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.43% (incl. 2.00% PIK)	9/28/2028	EUR	16,320	18,514	16,962	0.06
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.66% (incl. 2.00% PIK)	8/3/2028	EUR	7,829	8,857	8,142	0.03
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	11.54% (incl. 2.00% PIK)	8/3/2028	4,936		4,968	4,850	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	11.41% (incl. 2.00% PIK)	9/28/2028	12,719		12,449	12,497	0.05
Virtusa Corp.	(10)	L +	3.75%	9.33%	2/11/2028	8,850		8,860	8,810	0.03
Virtusa Corp.	(10)	SOFR +	3.75%	9.17%	2/15/2029	3,428		3,402	3,416	0.01
								2,093,429	2,114,199	8.08

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Leisure Products
Motion Finco, LLC	(6)(8)	SOFR +	3.25%	8.90%	11/12/2026		$3,695	$3,631	$3,691	0.01%
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.92%	12/4/2026		4,510	4,521	4,497	0.02
Curia Global, Inc.	(10)	SOFR +	3.75%	9.17%	8/30/2026		32,310	32,324	27,000	0.10
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	10.22%	8/27/2029	EUR	5,860	2,198	4,209	0.02
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	11.64%	8/27/2029		88,177	85,946	84,209	0.32
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.93%	12/16/2028		8,029	7,999	7,931	0.03
Maravai Intermediate Holdings, LLC	(6)(9)	SOFR +	3.00%	8.32%	10/19/2027		1,944	1,944	1,897	0.01
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.15%	11/30/2027		1,867	1,867	1,862	0.01
Phoenix Newco, Inc.	(9)	SOFR +	3.25%	8.68%	11/15/2028		2,000	2,000	1,988	0.01
								138,799	133,593	0.52

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Chart Industries, Inc.	(4)(6)(9)	SOFR +	3.75%	9.17%	3/16/2030		$5,970	$5,954	$5,977	0.02%
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.52%	7/21/2027		11,863	11,706	11,851	0.05
MHE Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.77%	7/21/2027		636	622	636	0.00
MHE Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.92%	7/21/2027		638	627	638	0.00
Pro Mach Group, Inc.	(11)	SOFR +	4.00%	9.43%	8/31/2028		7,514	7,451	7,530	0.03
								26,360	26,632	0.10
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	10/29/2027		221,085	217,713	216,743	0.83
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.11%	10/29/2027		11,138	10,909	10,914	0.04
								228,622	227,657	0.87
Media
Clear Channel Outdoor Holdings, Inc.	(6)(8)	SOFR +	3.50%	9.14%	8/21/2026		370	358	361	0.00
Digital Media Solutions, LLC	(6)(10)	SOFR +	5.00%	10.54%	5/25/2026		29,293	28,904	20,080	0.08
McGraw-Hill Education, Inc.	(9)	SOFR +	4.75%	10.18%	7/28/2028		18,361	18,231	18,053	0.07
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.68%	9/25/2026		47,108	47,022	38,710	0.15
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	12.13%	12/22/2029	CAD	109,957	78,812	80,433	0.31
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.68%	3/15/2026		12,031	12,037	12,022	0.05
UPC Financing Partnership	(6)(8)	SOFR +	2.93%	8.37%	1/31/2029		5,000	4,932	4,941	0.02
								190,296	174,600	0.68
Metals & Mining
American Rock Salt Company, LLC	(10)	SOFR +	4.00%	9.43%	6/9/2028		9,410	9,401	8,759	0.03
SCIH Salt Holdings, Inc.	(10)	SOFR +	4.00%	9.63%	3/16/2027		13,414	13,353	13,354	0.05
								22,754	22,113	0.08
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.61%	8/15/2028		27,509	27,018	27,509	0.11
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.09%	12/21/2028		35,265	35,191	34,989	0.13
KKR Alberta Midsteam FINCE Inc	(4)(6)(10)	SOFR +	6.25%	11.61%	8/15/2028		14,965	14,699	14,965	0.06
								76,908	77,463	0.30
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	11.22%	11/12/2027		63,414	62,651	61,353	0.23
Profile Products, LLC	(4)(7)(10)	SOFR +	5.75%	11.18%	11/12/2027		11,155	10,940	10,603	0.04
								73,591	71,956	0.27
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.38%	10/27/2028	EUR	60,136	58,122	63,207	0.24
Padagis, LLC	(6)(9)	SOFR +	4.75%	10.28%	7/6/2028		29,371	29,337	28,624	0.11
Rhea Parent, Inc.	(4)(10)	SOFR +	5.50%	11.04%	2/18/2029		204,019	200,868	204,019	0.78
Sharp Midco, LLC	(4)(9)	SOFR +	4.00%	9.49%	12/31/2028		5,243	5,233	5,210	0.02
								293,560	301,060	1.15

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	11.57%	3/1/2028	$55,548	$54,264	$54,853	0.21%
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	11.62%	1/31/2028	1,605	1,562	1,600	0.01
APFS Staffing Holdings Inc	(9)	SOFR +	4.00%	9.32%	12/29/2028	5,248	5,215	5,187	0.02
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.93%	8/2/2028	41,357	41,252	41,073	0.16
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	10.09%	12/11/2028	3,573	3,546	3,592	0.01
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.07%	12/29/2028	11,727	11,618	11,629	0.04
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.42%	11/2/2027	21,065	20,506	20,666	0.08
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.75%	12.07%	5/18/2029	46,727	46,398	46,108	0.18
Claims Automation Intermediate 2, LLC	(4)(7)(10)	SOFR +	4.75%	10.16%	12/16/2027	45,031	43,919	43,783	0.17
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	10.74%	8/26/2027	149,350	147,087	145,084	0.55
CoreLogic, Inc.	(9)	SOFR +	3.50%	8.93%	6/2/2028	13,937	13,902	12,929	0.05
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.32%	5/26/2027	183,020	180,605	179,404	0.69
Cumming Group, Inc.	(4)(11)	SOFR +	6.00%	11.32%	11/16/2027	1,591	1,556	1,563	0.01
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.14%	4/9/2027	85,481	85,146	83,540	0.32
Eliassen Group, LLC	(4)(10)	SOFR +	5.50%	10.84%	4/14/2028	63,342	62,698	62,392	0.24
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.90%	4/14/2028	4,559	4,446	4,341	0.02
Emerald US, Inc.	(6)(8)	SOFR +	3.75%	9.40%	7/12/2028	3,859	3,856	3,857	0.01
EP Purchaser LLC	(9)	SOFR +	3.50%	9.15%	11/6/2028	9,576	9,400	9,480	0.04
Galaxy US Opco, Inc.	(6)(9)	SOFR +	4.75%	10.07%	4/29/2029	12,233	11,989	11,729	0.04
Guidehouse, Inc.	(4)(10)	SOFR +	6.25%	11.67%	10/16/2028	1,188,614	1,179,530	1,176,728	4.50
HIG Orca Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.56%	8/17/2027	94,077	92,861	94,077	0.36
HIG Orca Acquisition Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.27%	8/17/2027	8,840	8,543	8,654	0.03
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.47%	9/22/2028	445,007	438,193	442,558	1.69
Inmar, Inc.	(11)	SOFR +	5.50%	10.82%	5/1/2026	29,846	28,904	29,685	0.11
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.67%	12/14/2028	96,571	95,135	96,571	0.37
Kwor Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.67%	12/22/2028	1,402	1,351	1,287	0.00
Kwor Acquisition, Inc.	(4)(5)(7)(11)	P +	4.25%	12.50%	12/22/2027	6,698	6,569	6,424	0.02
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.32%	2/25/2028	121,949	120,256	121,949	0.47
Mantech International CP	(4)(10)	SOFR +	5.75%	11.12%	9/14/2029	772,550	759,407	768,687	2.94
Mantech International CP	(4)(10)	SOFR +	5.75%	11.08%	9/14/2029	66,144	62,162	63,171	0.24
Material Holdings, LLC	(4)(10)	SOFR +	6.00%	11.49%	8/19/2027	256,922	253,698	236,369	0.90
Material Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.32%	8/19/2027	5,087	4,881	3,815	0.01
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	10.17%	3/27/2026	178,503	174,932	178,107	0.68
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	11.59%	10/17/2029	35,992	34,779	35,411	0.14
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.82%	5/18/2029	24,600	24,169	23,727	0.09
Sherlock Buyer Corp.	(4)(7)(10)	SOFR +	5.75%	11.24%	12/8/2028	6,438	6,198	6,109	0.02
Thevelia US, LLC	(6)(9)	SOFR +	4.00%	9.39%	6/18/2029	34,206	32,960	34,228	0.13
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.62%	6/29/2027	19,719	19,104	19,500	0.07
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.88%	6/29/2027	26,358	25,915	26,174	0.10
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.27%	12/21/2028	385,257	378,565	382,174	1.46
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.18%	6/1/2029	145,163	142,356	144,852	0.55
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.69%	11/8/2028	724,398	713,825	699,044	2.67
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.70%	11/8/2027	16,029	15,009	15,468	0.06
							5,368,267	5,357,579	20.46

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Cushman & Wakefield US Borrower LLC	(6)(9)	SOFR +	3.25%	8.67%	1/31/2030		$4,000	$3,955	$3,945	0.02%
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	2/2/2026	GBP	20,000	28,050	22,703	0.09
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.92%	2/16/2028	79,357		78,150	79,357	0.30
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.92%	7/25/2029	15,205		14,889	15,205	0.06
								125,044	121,210	0.47
Software
Aareon Holding GmbH	(4)(6)(7)(10)	E +	6.25%	10.05%	8/16/2030	EUR	38,317	40,541	39,243	0.15
Anaplan, Inc.	(4)(7)(10)	SOFR +	6.50%	11.82%	6/21/2029	537,534		527,991	534,606	2.04
Apex Group Treasury, LLC	(6)(9)	SOFR +	3.75%	9.38%	7/27/2028	15,179		15,153	15,075	0.06
Apttus Corp.	(10)	SOFR +	4.00%	9.43%	5/8/2028	11,628		11,618	11,505	0.04
Armstrong Bidco Limited	(4)(6)(8)	S +	5.00%	10.19%	6/28/2029	GBP	314,735	375,593	362,136	1.38
Armstrong Bidco Limited	(4)(6)(8)	S +	5.00%	10.19%	6/28/2029	GBP	164,210	196,087	188,909	0.72
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	12.64%	10/19/2028	23,077		22,543	22,823	0.09
AxiomSL Group, Inc.	(4)(7)(11)	SOFR +	5.75%	11.18%	12/3/2027	77,623		76,564	77,623	0.30
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.67%	5/2/2029	46,492		46,075	46,468	0.18
BlueCat Networks USA, Inc.	(4)(7)(10)	SOFR +	6.00%	11.40% (incl. 2.00% PIK)	8/8/2028	71,729		70,506	70,219	0.27
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	11.27% (incl. 2.00% PIK)	8/8/2028	12,216		12,019	11,972	0.05
Bluefin Holding, LLC	(4)(5)(6)(7)(11)	SOFR +	7.25%	12.72%	9/12/2029	45,513		44,274	44,263	0.17
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	9.18%	10/2/2025	14,755		14,717	14,757	0.06
CDK Global Inc.	(9)	SOFR +	4.25%	9.64%	7/6/2029	2,985		2,974	2,989	0.01
Circana Group, L.P.	(4)(10)	SOFR +	5.75%	11.18%	12/1/2028	683,549		672,195	680,132	2.60
Circana Group, L.P.	(4)(10)	SOFR +	6.25%	11.56% (incl. 2.75% PIK)	12/1/2028	898,624		884,410	889,637	3.40
Circana Group, L.P.	(4)(7)(10)	SOFR +	5.75%	11.08%	12/1/2027	18,884		17,244	18,359	0.07
Cloudera, Inc.	(9)	SOFR +	3.75%	9.17%	10/8/2028	36,777		36,386	36,133	0.14
Community Brands ParentCo, LLC	(4)(7)(10)	SOFR +	5.65%	11.02%	2/24/2028	15,130		14,736	14,808	0.06
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	11.05% (incl. 3.00% PIK)	2/23/2029	260,784		254,207	229,399	0.88
Connatix Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	11.16%	7/14/2027	108,184		106,613	101,337	0.39
ConnectWise, LLC	(9)	SOFR +	3.50%	8.93%	9/29/2028	28,392		28,326	28,002	0.11
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.18%	10/16/2028	27,211		27,126	25,914	0.10
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	7.50%	12.82%	2/27/2030	1,836		1,789	1,814	0.01
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.07%	12/1/2027	34,797		34,765	34,518	0.13
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	6.00%	11.19%	8/29/2030	GBP	14,404	17,619	16,870	0.06
Denali Bidco Ltd	(4)(5)(6)(8)	E +	6.00%	9.86%	8/29/2030	EUR	4,174	4,400	4,305	0.02
Diligent Corporation	(4)(11)	SOFR +	5.75%	11.12%	8/4/2025	87,750		87,229	87,092	0.33
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	4/9/2029	468,600		460,385	447,754	1.71
DTI Holdco, Inc.	(4)(7)(10)	P +	3.75%	12.00%	4/26/2027	5,760		5,760	5,207	0.02
DTI Holdco, Inc.	(10)	SOFR +	4.75%	10.12%	4/26/2029	24,750		24,167	24,156	0.09
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.75%	9.40%	11/9/2027	11,918		11,938	11,911	0.05
Epicor Software Corp.	(10)	SOFR +	3.25%	8.68%	7/30/2027	5,937		5,959	5,936	0.02

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Episerver, Inc.	(4)(7)(11)	SOFR +	5.50%	11.04%	4/9/2026		$24,910	$24,632	$22,963	0.09%
Experity, Inc.	(4)(7)(10)	SOFR +	5.75%	11.24%	2/24/2028	133,943		131,894	130,995	0.50
Forterro UK Ltd.	(4)(6)(8)	ST +	4.75%	8.60%	7/9/2029	SEK	112,563	10,450	10,281	0.04
Forterro UK Ltd.	(4)(6)(9)	SA +	4.75%	6.45%	7/9/2029	CHF	14,158	14,195	15,357	0.06
Forterro UK Ltd.	(4)(6)(7)(8)	E +	4.75%	8.39%	7/9/2029	EUR	31,713	31,492	33,904	0.13
Forterro UK Ltd.	(4)(6)(10)	S +	4.75%	9.94%	7/9/2029	GBP	8,894	10,463	10,774	0.04
GI Consilio Parent, LLC	(7)(9)	SOFR +	4.00%	9.43%	5/12/2028	40,019		39,402	38,810	0.15
GI Consilio Parent, LLC	(4)(8)	S +	3.75%	8.93%	5/14/2026	GBP	1,326	1,651	1,535	0.01
Gigamon Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	3/9/2029	433,416		426,487	432,268	1.65
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	12/1/2028	143,776		141,498	142,303	0.54
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.90%	12/1/2028	7,512		6,993	7,043	0.03
GraphPAD Software, LLC	(4)(7)(11)	SOFR +	5.50%	10.87%	4/27/2027	19,736		19,510	19,312	0.07
GraphPAD Software, LLC	(4)(7)(11)	P +	5.00%	13.50%	4/27/2027	1,416		1,391	1,374	0.01
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.43%	12/1/2027	5,830		5,852	5,842	0.02
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.47%	11/19/2026	48,461		48,445	46,563	0.18
Idera, Inc.	(10)	SOFR +	3.75%	9.27%	3/2/2028	52,193		52,086	51,867	0.20
Imperva, Inc.	(11)	SOFR +	4.00%	9.63%	1/12/2026	18,970		19,019	19,030	0.07
ION Trading Finance Ltd.	(6)(8)	SOFR +	4.75%	10.24%	4/3/2028	27,812		27,832	27,490	0.11
Kaseya, Inc.	(4)(7)(10)	SOFR +	6.25%	11.62% (incl. 2.50% PIK)	6/25/2029	737,529		724,908	737,084	2.82
Kaseya, Inc.	(4)(7)(10)	SOFR +	3.75%	9.08%	6/25/2029	12,265		11,451	12,265	0.05
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.99%	2/8/2026	116,878		115,753	115,709	0.44
Lightbox Intermediate, LP	(4)(8)	SOFR +	5.00%	10.65%	5/9/2026	37,620		36,998	36,021	0.14
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	10.94%	5/18/2029	GBP	102,377	125,318	124,334	0.48
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	5/18/2029	960,466		938,944	953,186	3.65
Mandolin Technology Intermediate Holdings, Inc.	(4)(7)(9)	SOFR +	3.75%	9.29%	7/31/2028	76,930		76,069	68,595	0.26
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	11.79%	6/9/2030	62,843		61,038	62,528	0.24
Medallia, Inc.	(4)(10)	SOFR +	6.00%	11.42% (incl. 5.97% PIK)	10/29/2028	1,036,226		1,021,509	1,015,502	3.88
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.97%	5/2/2029	11,764		11,717	11,355	0.04
Mitratech Holdings, Inc.	(5)(7)(10)	SOFR +	3.75%	9.12%	5/18/2028	16,704		15,347	14,914	0.06
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.99%	12/1/2027	11,085		10,899	11,085	0.04
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.99%	12/1/2027	3,570		3,156	3,013	0.01
MRI Software, LLC	(7)(11)	SOFR +	5.50%	10.83%	2/10/2026	26,140		26,112	25,587	0.10
Neogames Connect SARL	(4)(6)(8)	E +	6.25%	9.85%	5/30/2028	EUR	100,400	102,208	106,244	0.41
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.39%	11/13/2028	676,258		666,353	639,064	2.44
NortonLifeLock, Inc.	(6)(7)(9)	SOFR +	2.00%	7.42%	9/12/2029	6,837		6,789	6,796	0.03
Onex AP Merger Sub, LLC	(4)(7)(10)	SOFR +	5.50%	10.37%	4/4/2028	21,522		21,198	21,522	0.08
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.75%	13.12%	2/1/2029	66,000		64,349	65,258	0.25
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.18%	7/1/2026	15,336		15,324	14,945	0.06

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Project Alpha Intermediate Holding, Inc.	(8)	SOFR +	4.00%	9.43%	4/26/2024		$14,166	$14,173	$14,171	0.05%
Project Leopard Holdings, Inc.	(7)(9)	SOFR +	5.25%	10.72%	7/20/2029		140,772	134,070	122,697	0.47
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.68%	8/31/2028		897	894	891	0.00
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	9.77%	2/1/2029		27,672	27,475	23,161	0.09
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	10.90%	7/19/2028		118,604	116,473	115,948	0.44
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	10.87%	7/19/2028		3,945	3,647	3,614	0.01
RealPage, Inc.	(9)	SOFR +	3.00%	8.43%	4/24/2028		1,975	1,970	1,955	0.01
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.92%	5/12/2027		875	802	788	0.00
Rocket Software, Inc.	(8)	SOFR +	4.25%	9.68%	11/28/2025		25,728	25,508	25,752	0.10
Rocket Software, Inc.	(9)	SOFR +	4.25%	9.68%	11/28/2025		3,927	3,878	3,927	0.02
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.14%	11/28/2028		28,411	27,986	28,030	0.11
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	9.42%	8/14/2026		13,003	13,019	13,004	0.05
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.25%	11.58%	8/16/2029		384,906	377,891	383,858	1.47
Solarwinds Holdings, Inc.	(8)	SOFR +	3.75%	9.07%	2/5/2027		2,985	2,965	2,992	0.01
Sophia, LP	(9)	SOFR +	3.50%	8.82%	10/7/2027		1,980	1,970	1,978	0.01
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.93%	8/11/2028		5,185	5,193	5,112	0.02
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	9.36%	3/11/2027	EUR	19,061	22,756	20,181	0.08
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.93%	3/11/2027		86,350	85,300	86,350	0.33
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.92%	3/11/2027		31,882	31,854	31,882	0.12
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.17%	10/5/2028		857,773	845,484	836,329	3.20
Surf Holdings, LLC	(6)(8)	SOFR +	3.50%	8.94%	3/5/2027		3,210	3,214	3,208	0.01
Symphony Technology Group	(6)(10)	SOFR +	5.00%	10.63%	7/27/2028		65,563	65,070	49,118	0.19
Symphony Technology Group	(6)(9)	SOFR +	3.75%	9.18%	3/1/2029		29,948	29,727	29,302	0.11
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	9.38%	2/18/2027		6,882	6,858	6,492	0.02
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.62%	5/4/2026		12,436	12,429	12,415	0.05
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	11.05%	5/5/2028		69,948	68,982	67,850	0.26
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	10.95%	5/5/2028		5,480	5,292	5,051	0.02
Virgin Pulse, Inc.	(10)	SOFR +	3.75%	9.18%	4/6/2028		41,702	41,432	41,693	0.16
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.61%	4/24/2028		36,698	36,603	35,662	0.14
VS Buyer LLC	(6)(8)	SOFR +	3.25%	8.67%	2/28/2027		3,488	3,465	3,480	0.01
WPEngine, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	11.87%	8/14/2029		81,400	78,773	78,714	0.30
Zendesk Inc	(4)(7)(10)	SOFR +	6.75%	12.15% (incl. 3.25% PIK)	11/30/2028		928,902	903,962	919,184	3.52
								12,219,756	12,143,379	46.47
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.37%	5/3/2026		36,866	36,489	36,866	0.14
EG America, LLC	(4)(6)(8)	SOFR +	4.25%	9.66%	3/31/2026		4,345	4,336	4,345	0.02
EG America, LLC	(6)(8)	SOFR +	4.00%	9.41%	2/7/2025		8,948	8,767	8,968	0.03
EG America, LLC	(6)(8)	SOFR +	4.00%	9.48%	2/7/2025		19,167	18,774	18,401	0.07
EG America, LLC	(6)(8)	SOFR +	4.25%	9.66%	3/31/2026		8,901	8,578	8,529	0.03
Runner Buyer, Inc.	(10)	SOFR +	5.50%	11.04%	10/20/2028		76,830	75,625	61,144	0.23
								152,569	138,253	0.52

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.17%	2/28/2028		$45,893	$45,958	$45,893	0.18%
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.88%	1/31/2028		14,791	14,540	14,664	0.06
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.25%	12/22/2028		15,813	15,765	15,755	0.06
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.17%	12/17/2027		44,991	44,832	44,020	0.17
Park River Holdings, Inc.	(10)	L +	3.25%	8.52%	12/28/2027		46,270	45,845	44,819	0.17
Porcelain Acquisition Corp.	(4)(7)(11)	SOFR +	6.00%	11.34%	4/1/2027		82,150	80,549	79,869	0.31
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.75%	9.17%	10/15/2028		29,809	29,761	29,538	0.11
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.92%	6/2/2028		7,988	7,950	7,923	0.03
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.93%	6/2/2028		18,471	18,423	18,312	0.07
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	11.18%	10/17/2025		24,796	24,367	24,176	0.09
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	11.18%	10/18/2025		10,309	10,267	10,051	0.04
Windsor Holdings III, LLC	(6)(8)	SOFR +	4.50%	9.83%	8/1/2030		8,970	8,894	8,959	0.03
								301,193	298,086	1.14
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.17%	11/12/2027		22,062	22,112	21,896	0.08
Enstructure LLC	(4)(9)(18)	SOFR +	6.35%	10.92%	5/25/2029		98,715	96,714	98,715	0.38
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.55%	5/3/2027		169,266	167,318	166,727	0.64
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.77%	8/4/2027		93,023	91,832	92,558	0.35
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.65%	8/4/2027		63,262	62,746	62,945	0.24
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	8.90%	4/28/2029	EUR	236,429	243,412	248,290	0.95
Liquid Tech Solutions Holdings, LLC	(10)	SOFR +	4.75%	10.26%	3/20/2028		18,949	18,886	18,724	0.07
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.94%	10/19/2027		61,897	61,126	59,576	0.23
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.89%	1/31/2029		132,442	131,566	127,476	0.49
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	10.83%	9/1/2027		45,399	45,130	45,399	0.17
Safety Borrower Holdings LP	(4)(7)(11)	P +	4.25%	12.50%	9/1/2027		1,678	1,656	1,644	0.01
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.00%	10.52%	9/24/2027		148,960	146,969	145,968	0.56
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.00%	10.40%	9/24/2027		65,200	63,522	63,513	0.24
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.00%	10.35%	9/24/2027		45,005	44,122	43,620	0.17
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	11.02%	7/9/2027		72,403	71,493	65,163	0.25
								1,268,604	1,262,214	4.83
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.39%	12/17/2027		20,822	20,797	20,583	0.08
Total First Lien Debt - non-controlled/non-affiliated								43,625,275	43,199,094	165.25

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Services, Inc.	(4)(6)(11)(16)(17)	SOFR +	8.35%	13.68%	4/14/2030	$18,572	$17,213	$11,329	0.04%
Pigments Services, Inc.	(4)(6)(11)(16)	SOFR +	8.35%	13.68% (incl. 13.68% PIK)	4/14/2030	9,596	9,596	9,596	0.04
							26,809	20,925	0.08
Insurance
CFCo LLC (Benefytt Technologies, Inc.)	(4)(8)(16)(17)(18)		0.00%	0.00%	9/13/2038	86,098	12,715	12,131	0.05
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(8)(16)		10.00%	10.00% (incl. 10.00% PIK)	9/12/2033	48,069	48,069	48,069	0.18
							60,784	60,200	0.23
Total First Lien Debt - controlled/affiliated (excluding Investments in Joint Ventures)							87,593	81,125	0.31
Total First Lien Debt							43,712,868	43,280,219	165.56

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)	SOFR +	7.63%	13.31%	5/25/2029		$44,520	$44,049	$40,958	0.16%
Peraton Corp.	(10)	SOFR +	7.75%	13.23%	2/1/2029		53,259	52,723	52,282	0.20
								96,772	93,240	0.36
Air Freight & Logistics
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	7.00%	12.65%	7/26/2029		33,000	32,649	28,133	0.11
Capital Markets
The Edelman Financial Engines Center, LLC	(8)	SOFR +	6.75%	12.18%	7/20/2026		14,000	13,918	13,983	0.05
Chemicals
Pearls Netherlands Bidco	(4)(6)(9)	SOFR +	7.25%	12.62%	2/25/2030		42,453	41,517	42,241	0.16
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	12.18%	3/30/2029		29,464	29,363	26,186	0.10
USIC Holdings, Inc.	(10)	SOFR +	6.50%	11.93%	5/14/2029		8,594	8,546	8,068	0.03
								37,909	34,254	0.13
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	12.82%	8/31/2029		32,725	32,362	32,725	0.13
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(4)(9)	SOFR +	7.00%	12.43%	12/14/2029		25,000	24,805	22,875	0.09
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.	(4)(9)	SOFR +	6.50%	12.04%	2/16/2030		52,500	51,663	52,369	0.20
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	3,017	2,473	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	12.69%	8/19/2029	GBP	65,340	87,613	79,388	0.30
CD&R Artemis UK Bidco Ltd.	(4)(5)(6)(9)	SOFR +	7.25%	12.59%	8/19/2029		25,000	24,512	24,438	0.09
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.22%	10/15/2027		6,537	6,454	6,373	0.02
								121,596	112,672	0.42
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	11.57%	12/1/2028		44,118	43,775	42,353	0.16
Hotels, Restaurants & Leisure
Mic Glen, LLC	(9)	SOFR +	6.75%	12.17%	7/30/2029		16,000	15,962	15,160	0.06
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.43%	11/1/2029		24,677	24,484	23,073	0.09
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	12.32%	2/19/2029		60,975	61,137	57,215	0.22
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	16.18% (incl. 16.18% PIK)	11/24/2033		104,901	102,829	104,901	0.40
								163,966	162,116	0.62
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.13%	8/31/2029		45,977	45,296	36,322	0.14
LSCS Holdings, Inc.	(4)(9)	SOFR +	8.00%	13.43%	12/17/2029		40,000	39,532	35,800	0.14
Phoenix Newco, Inc.	(4)(6)(9)	SOFR +	6.50%	11.93%	11/15/2029		52,153	51,329	52,153	0.20
								136,157	124,275	0.48
Media
Houghton Mifflin, LLC	(7)(9)	SOFR +	8.50%	13.82%	4/8/2030		80,500	78,868	73,386	0.28

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt - non-controlled/non-affiliated (continued)
Pharmaceuticals
Sharp Midco, LLC	(4)(9)	SOFR +	7.25%	12.74%	12/31/2029	$31,500	$30,885	$31,264	0.12%
Professional Services
Aqgen Island Holdings, Inc.	(6)(9)	SOFR +	6.50%	12.03%	8/2/2029	20,508	20,337	19,586	0.07
Celestial Saturn Parent, Inc.	(9)	SOFR +	6.50%	11.93%	6/4/2029	134,488	133,493	114,049	0.44
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	12.40%	4/7/2028	27,069	27,008	25,699	0.10
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	12.29%	6/17/2030	182,046	177,465	181,591	0.69
							358,303	340,925	1.30
Software
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	6.75%	12.40%	7/27/2029	28,153	28,176	28,083	0.11
Cloudera, Inc.	(9)	SOFR +	6.00%	11.42%	10/8/2029	66,697	66,278	63,584	0.24
Cornerstone OnDemand, Inc.	(4)(9)	SOFR +	6.00%	11.39%	10/15/2029	34,913	33,876	33,865	0.13
HS Purchaser, LLC	(10)	SOFR +	6.75%	12.35%	11/19/2027	66,497	66,587	57,769	0.22
Human Security, Inc.	(4)(11)	SOFR +	6.75%	12.07%	7/22/2027	50,000	49,331	49,125	0.19
Human Security, Inc.	(4)(5)(11)	SOFR +	6.75%	12.16%	7/22/2027	50,000	49,331	49,125	0.19
Idera, Inc.	(4)(10)	SOFR +	6.75%	12.27%	3/2/2029	30,331	30,254	28,814	0.11
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	12.04%	7/30/2029	31,950	31,626	29,234	0.11
Mitratech Holdings, Inc.	(4)(5)(10)	SOFR +	6.75%	12.27%	5/18/2029	18,000	17,946	16,560	0.06
Proofpoint, Inc.	(9)	SOFR +	6.25%	11.68%	8/31/2029	63,274	63,122	63,581	0.24
Symphony Technology Group	(6)(10)	SOFR +	8.25%	13.88%	7/27/2029	56,877	56,320	27,443	0.10
Virgin Pulse, Inc.	(10)	SOFR +	7.25%	12.68%	4/6/2029	27,000	26,860	26,966	0.10
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.86%	4/23/2029	52,499	52,328	47,554	0.18
							572,035	521,703	1.98
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	SOFR +	6.75%	12.40%	12/21/2029	14,000	13,891	12,738	0.05
Total Second Lien Debt - non-controlled/non-affiliated							1,891,517	1,779,485	6.79
Total Second Lien Debt							1,891,517	1,779,485	6.79

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
Structured Finance Obligations - non-controlled/non-affiliated
Diversified Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.11%	10/23/2034	$3,000	$3,000	$2,772	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	SOFR +	6.86%	12.17%	10/17/2034	7,450	7,450	7,401	0.03
Allegro CLO XI Ltd.	(4)(5)(6)(8)	SOFR +	7.26%	12.58%	1/19/2033	3,895	3,862	3,886	0.01
Apidos CLO XXXIII	(5)(6)(8)	SOFR +	6.61%	11.96%	10/24/2034	5,000	4,958	4,712	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	SOFR +	6.21%	11.28%	7/20/2034	8,500	8,500	8,058	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.58%	10/20/2034	7,750	7,750	7,271	0.03
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.11%	1/25/2034	9,000	9,000	8,641	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	SOFR +	7.01%	12.34%	10/28/2034	7,000	6,940	6,739	0.03
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	11.93%	1/20/2035	7,000	6,940	6,432	0.02
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	SOFR +	6.51%	12.08%	7/15/2034	6,000	6,000	5,689	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	SOFR +	6.91%	12.22%	1/18/2035	7,200	7,200	6,525	0.02
Benefit Street Partners CLO XX	(4)(5)(6)(8)	SOFR +	7.01%	12.58%	7/15/2034	6,500	6,500	6,266	0.02
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	SOFR +	6.96%	12.27%	10/15/2034	3,000	2,973	2,857	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	SOFR +	7.12%	12.47%	7/25/2034	2,750	2,691	2,586	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	7/20/2034	7,000	6,951	6,693	0.03
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.84%	7/20/2034	7,000	7,000	6,738	0.03
Carval CLO V-C, LTD.	(4)(5)(6)(8)	SOFR +	7.01%	12.58%	10/15/2034	8,000	7,931	7,890	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	12.66%	4/21/2034	8,750	8,672	8,469	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	12.63%	10/16/2034	8,000	8,000	7,640	0.03
CIFC Funding 2022-V, Ltd.	(4)(5)(6)(8)	SOFR +	7.55%	12.86%	7/16/2033	10,000	9,911	10,048	0.04
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.15%	11.79%	8/20/2034	8,000	8,000	7,262	0.03
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.07%	4/15/2031	3,750	3,754	3,642	0.01
Elmwood CLO 16, Ltd.	(4)(5)(6)(8)	SOFR +	7.22%	12.55%	4/20/2034	6,000	5,947	6,032	0.02
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.07%	10/20/2034	3,500	3,500	3,494	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.07%	10/20/2034	4,000	4,000	4,007	0.02
Flatiron RR CLO 22, LLC	(5)(6)(8)	SOFR +	6.46%	11.83%	10/15/2034	5,000	5,000	4,906	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.87%	11.94%	10/20/2034	12,000	11,899	11,000	0.04
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.95%	12.26%	4/15/2035	3,000	2,973	2,991	0.01
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.21%	11.62%	10/25/2031	4,000	3,953	3,841	0.01
Galaxy 32 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.33%	12.66%	10/20/2036	2,140	2,119	2,119	0.01
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.58%	4/20/2034	6,500	6,445	6,487	0.02
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.48%	10/20/2034	6,200	6,200	6,022	0.02
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.59%	11.90%	7/15/2034	3,500	3,489	3,448	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	12.16%	7/15/2035	5,000	4,956	4,828	0.02
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.32%	4/15/2034	1,000	962	987	0.00
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	SOFR +	7.20%	12.63%	1/30/2035	9,500	9,336	9,038	0.03
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	SOFR +	6.80%	11.86%	1/22/2035	4,000	3,965	3,773	0.01
Jamestown CLO XIV, Ltd.	(5)(6)(8)	SOFR +	7.46%	12.79%	10/20/2034	10,000	9,829	9,724	0.04
Kayne CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.07%	4/15/2032	5,000	5,007	4,806	0.02
KKR CLO 43 Ltd	(4)(5)(6)(8)	SOFR +	8.53%	13.84%	7/15/2034	3,000	3,023	3,037	0.01
Magnetite XXXII Ltd	(4)(5)(6)(8)	SOFR +	6.90%	12.21%	4/15/2035	5,000	5,000	4,997	0.02

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - non-controlled/non-affiliated (continued)
Diversified Financial Services (continued)
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	SOFR +	7.01%	12.38%	10/20/2034	$6,500	$6,500	$6,166	0.02%
Morgan Stanley Eaton Vance CLO 2022-17A Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.23%	7/20/2035	1,000	1,007	1,010	0.00
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	SOFR +	6.51%	11.84%	10/20/2035	11,000	11,000	10,312	0.04
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	12.19%	12/2/2034	9,000	8,895	8,519	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	7/20/2034	11,000	10,886	10,414	0.04
Octagon 66, Ltd	(4)(5)(6)(8)	SOFR +	7.80%	13.17%	8/16/2033	10,000	9,911	10,150	0.04
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	SOFR +	7.39%	12.70%	10/15/2033	2,500	2,490	2,449	0.01
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	10/20/2034	4,250	4,084	4,067	0.02
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.50%	12.14%	5/21/2034	2,000	1,916	1,987	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.50%	12.13%	11/14/2034	12,000	12,000	11,913	0.05
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.35%	11.68%	4/20/2035	2,500	2,500	2,440	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	SOFR +	7.29%	12.62%	4/20/2035	6,000	5,841	5,919	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.71%	12.28%	10/15/2034	6,000	6,000	5,755	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.75%	12.08%	4/20/2035	5,000	4,979	4,612	0.02
PPM CLO 2, Ltd.	(4)(5)(6)(8)	SOFR +	6.81%	12.12%	4/16/2032	2,250	2,253	1,991	0.01
PPM CLO 4, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.07%	10/18/2034	8,775	8,775	8,033	0.03
PPM CLO 5, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.09%	10/18/2034	4,800	4,800	4,329	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.33%	1/15/2035	6,750	6,750	6,294	0.02
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	SOFR +	6.98%	12.34%	10/20/2034	2,000	1,974	1,800	0.01
RR 19, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.33%	10/15/2035	3,000	3,000	2,977	0.01
RR 20, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.56%	7/15/2037	4,000	3,964	4,019	0.02
Signal Peak 7, Ltd.	(4)(5)(6)(8)	SOFR +	7.15%	12.52%	4/30/2032	3,875	3,846	3,748	0.01
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	SOFR +	6.82%	12.17%	10/25/2034	6,900	6,783	5,979	0.02
Symphony CLO 34-PS Ltd.	(4)(5)(6)(8)	SOFR +	7.56%	12.88%	7/24/2034	4,000	3,920	4,031	0.02
Symphony CLO 30 Ltd	(4)(5)(6)(8)	SOFR +	8.39%	13.45%	4/20/2035	3,500	3,536	3,549	0.01
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.85%	7/21/2034	8,000	8,000	7,794	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	SOFR +	7.37%	12.70%	1/20/2034	2,875	2,853	2,701	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	SOFR +	7.32%	12.63%	7/15/2034	6,250	6,198	5,846	0.02
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.97%	12.27%	1/15/2035	8,250	8,107	7,678	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.66%	11.98%	7/19/2034	5,000	4,914	4,790	0.02
Total Structured Finance Obligations - non-controlled/non-affiliated							409,268	395,026	1.48
Total Structured Finance Obligations							409,268	395,026	1.48
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)					2,890,586	4,336	8,672	0.03
Micross Topco, Inc.	(4)					116	125	146	0.00
							4,461	8,818	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)					1,674	1,674	1,115	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)					1,076,923	1,077	2,078	0.01
							2,751	3,193	0.01

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				893,584	$894	$894	0.00%
Distributors
Box Co-Invest Blocker, LLC - Class A Units	(4)				3,308,320	3,308	2,547	0.01
Box Co-Invest Blocker, LLC - Class C Units	(4)				401,889	390	418	0.00
						3,698	2,965	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		29,194,330	28,735	34,751	0.13
Deneb Ultimate Topco, LLC - Class A Units	(4)				4,060	4,060	1,976	0.01
						32,795	36,727	0.14
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP	(4)				666,667	667	667	0.00
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	10,915	13,091	0.05
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	4,628	0.02
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	995	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,813	0.01
						15,636	21,527	0.08
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,427	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	11,870	13,461	0.05
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	48,553	0.19
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	1,601	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	862	0.00
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	17,927	0.07
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,167	0.01
						88,135	89,611	0.35
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				988,290	988	109	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				4,941,452	4,941	4,596	0.02
						5,929	4,705	0.02
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	1,950	0.01
RSC Topco, Inc.	(4)				100	97	99	0.00
						1,397	2,049	0.01

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	$25,687	$27,485	0.11%
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		54,010	52,935	64,812	0.25
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	10,920	0.04
Tricor Horizon, LP	(4)(6)				14,151,361	14,274	14,151	0.05
Victors CCC Topco, LP	(4)				9,600,000	9,600	14,400	0.06
						83,309	104,283	0.40
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	539	0.00
Expedition Holdco, LLC	(4)				810,810	810	449	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	55,883	0.21
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		45,090	43,963	50,727	0.19
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	29,314	0.11
Mimecast Limited	(4)				73,213,759	73,213	71,702	0.27
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.05
Zoro Series A Preferred Shares	(4)		12.50%		44,535	42,976	47,875	0.18
						253,096	268,448	1.01
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	33,725	35,608	0.14
Enstructure LLC	(4)				4,642,254	3,440	4,593	0.02
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	6,020	0.02
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,417	0.01
						44,459	47,638	0.19
Total Equity - non-controlled/non-affiliated						567,767	621,437	2.37
Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(6)(16)				265,556	558	2,474	0.01
Total Equity - non-controlled/affiliated						558	2,474	0.01
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments LP Int	(4)(6)(16)				3,943	—	—	0.00
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(6)(16)				171,900,000	171,900	181,200	0.69
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)				134,166,603	—	—	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(6)(16)				1,500,000	1,421	1,966	0.01
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)						173,321	183,166	0.70
Total Equity						741,646	807,077	3.08

Blackstone Private Credit Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Investment in Joint Venture
BCRED Emerald JV	(6)(16)					$2,002,500	$2,026,930	7.75%
BCRED Verdelite JV	(6)(16)					117,706	124,459	0.48
Total Investments in Joint Ventures Total						2,120,206	2,151,389	8.23

Total Investments - non-controlled/non-affiliated						46,493,827	45,995,042	175.89
Total Investments - non-controlled/affiliated						558	2,474	0.01
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)						260,914	264,291	1.01
Total Investments - Investments in Joint Ventures						2,120,206	2,151,389	8.23
Total Investment Portfolio						48,875,505	48,413,196	185.14
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						234,845	234,845	0.90
Other Cash and Cash Equivalents						1,047,502	1,047,502	4.01
Total Portfolio Investments, Cash and Cash Equivalents						$50,157,852	$49,695,543	190.05%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate ("BKBM" or "B"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets represented 21.7% of total assets as calculated in accordance with regulatory requirements.
(7)Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$30,693	$(4,295)
Aareon Holding GmbH	Delayed Draw Term Loan	9/12/2031	6,349	—
Aareon Holding GmbH	Revolver	8/8/2030	9,579	—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	31,047	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	21,482	(269)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,233	—
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	4/14/2024	8,400	(63)
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	4,620	(139)
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	25,775	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Amerilife Holdings LLC	Revolver	8/31/2028	$40,596	$—
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	38,090	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(374)
Anaplan, Inc.	Revolver	6/21/2028	47,983	(240)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(473)
Ascend Buyer, LLC	Revolver	9/30/2027	7,760	(78)
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(1,328)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	17,283	(473)
Auris Luxembourg III Sarl	Revolver	2/27/2026	17,850	(174)
Avalara Inc	Revolver	10/19/2028	2,308	(23)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	—
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	4,708	(71)
Bamboo US BidCo LLC	Revolver	9/28/2029	6,278	(188)
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	4,821	(24)
Beeline, LLC	Revolver	5/2/2028	5,543	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	9,873	—
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	(112)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2029	22,277	—
BradyIFS Holdings, LLC	Term Loan	10/31/2029	200,245	—
BradyIFS Holdings, LLC	Revolver	10/31/2029	16,963	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	6,973	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	32,788	—
Caerus US 1, Inc.	Revolver	5/25/2029	37,208	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	468	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	67,102	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	(204)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Revolver	10/2/2030	30,858	—
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	20,572	—
Chronicle Bidco, Inc.	Revolver	11/14/2025	2,815	—
Circana Group, L.P.	Revolver	12/1/2027	86,026	—
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(202)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(63)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(896)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	13,936	(209)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2030	126	(1)
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Cumming Group, Inc.	Revolver	5/26/2027	23,577	(413)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	122	—
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2030	6,300	(272)
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(2,102)
Discovery Education, Inc.	Term Loan	10/3/2030	65,509	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,288	—
DTI Holdco, Inc.	Revolver	4/26/2027	4,240	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	$9,961	$—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	49,368	(494)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	15,845	(198)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	5,282	(66)
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	4/23/2028	23,817	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	26,639	(1,532)
Episerver, Inc.	Revolver	4/9/2026	3,833	(192)
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(509)
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	19,214	(192)
Excelitas Technologies Corp.	Revolver	8/14/2028	6,011	—
Experity, Inc.	Revolver	2/24/2028	13,452	(269)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/29/2024	3,945	(49)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2027	3,381	—
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	13,362	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	7,831	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	(1)
Galway Borrower, LLC	Delayed Draw Term Loan	9/29/2028	2,460	(49)
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(380)
GI Consilio Parent, LLC	Revolver	2/10/2026	4,629	(240)
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	6,480	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(64)
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	84,833	(954)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	55,088	—
GovernmentJobs.com, Inc.	Revolver	12/2/2023	19,764	(395)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(129)
GraphPAD Software, LLC	Revolver	4/27/2027	1,416	—
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	92	(1)
Groundworks, LLC	Revolver	3/14/2029	42	(1)
Healthcomp Holding Company, LLC	Term Loan	11/8/2029	200,824	—
Healthcomp Holding Company, LLC	Term Loan	1/2/2024	18,171	—
Healthcomp Holding Company, LLC	Equity	1/2/2024	1,804	—
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	60	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2027	9,724	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	9,254	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	37,586	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(875)
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	(224)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	4,650	(23)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	350	(4)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	303	(3)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	942	—
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	7,870	—
Iris Buyer, LLC	Revolver	10/2/2029	7,953	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	453	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	806	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	44,810	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(1,716)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	41,755	—
Kaseya, Inc.	Revolver	6/25/2029	36,508	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	9,964	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	3,951	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2027	3,735	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kwor Acquisition, Inc.	Revolver	12/22/2027	$5,497	$—
Loar Group, Inc.	Delayed Draw Term Loan	4/1/2024	47,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	10,800	(1,026)
Mantech International CP	Delayed Draw Term Loan	9/14/2029	119,953	—
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	(286)
Material Holdings, LLC	Revolver	8/17/2027	10,810	—
Metis Buyer, Inc.	Revolver	5/4/2026	8,550	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	370	—
Mitratech Holdings, Inc.	Delayed Draw Term Loan	11/26/2024	70,000	(1,400)
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	38,468	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	20,082	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	2,178	(27)
More Cowbell II, LLC	Revolver	9/1/2029	2,340	—
MRI Software, LLC	Revolver	2/10/2026	673	(14)
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	61,027	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune Holdings, Inc.	Revolver	8/14/2030	2,000	(50)
New Relic, Inc.	Term Loan	11/8/2030	115,693	—
New Relic, Inc.	Revolver	11/8/2030	12,051	—
New Relic, Inc.	Equity	11/8/2030	4,277	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	3,651	—
NortonLifeLock, Inc.	Revolver	9/12/2029	3,375	(28)
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	22,053	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2027	70,001	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	(83)
Pearce Services, LLC	Delayed Draw Term Loan	6/2/2027	949	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	(52)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(125)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Plasma Buyer, LLC	Revolver	5/12/2028	11,573	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(99)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	4,979	(25)
Profile Products, LLC	Revolver	11/12/2027	1,280	—
Profile Products, LLC	Revolver	12/20/2024	4,538	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	16,946	(1,852)
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	—
Quality Distribution LLC	Revolver	7/1/2026	9,000	(405)
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	25	—
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	35,586	(445)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	29,147	—
Rally Buyer, Inc.	Revolver	7/19/2028	14,196	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	38	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	51	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	16,586	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Riser Merger Sub, Inc.	Revolver	8/1/2028	24,351	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Riser Merger Sub, Inc.	Delayed Draw Term Loan	5/1/2024	$11,724	$—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	177	—
RoadOne Inc	Revolver	12/30/2028	275	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	56,133	(421)
S&P Global Engineering Solutions	Revolver	5/2/2029	249	(2)
Safety Borrower Holdings LP	Revolver	9/1/2027	1,678	—
Sailpoint Technologies, Inc.	Revolver	8/15/2028	34,083	(85)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	720	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(480)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	38,800	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	9,874	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,039)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	14,284	—
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	124,106	(2,482)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	51,214	(768)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	6,544	—
SpecialtyCare, Inc.	Revolver	6/18/2026	5,935	(208)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	15,316	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	19,351	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	200	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	293,056	(2,802)
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(97)
Trader Corp.	Revolver	12/22/2028	6,899	(63)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	18,371	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	21,904	(219)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	4,470	—
Unified Physician Management, LLC	Revolver	6/18/2029	78,506	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(291)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	8/16/2029	11,202	(126)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	54,686	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	455	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	31	—
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Total unfunded commitments			$5,746,595	$(51,574)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2023 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2023 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2023 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair value as of September 30, 2023	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$2,813	$—	$(374)	$(178)	$213	$2,474	$16
Controlled/Affiliated Investments
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	—	48,069	—	—	—	48,069	394
CFCo LLC (Benefytt Technologies, Inc.)	—	12,715	—	(584)	—	12,131	—
CFCo LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
Pigments Services, Inc.	—	17,215	—	(5,886)	—	11,329	—
Pigments Services, Inc.	—	9,596	—	—	—	9,596	851
Pigments Services, Inc.	—	—	—	—	—	—	—
Specialty Lending Company LLC	172,330	—	—	8,870	—	181,200	—
BCRED Emerald JV LP	2,072,717	—	(112,500)	66,713	—	2,026,930	211,303
BCRED Verdelite JV LP	115,677	—	—	8,782	—	124,459	15,597
GSO DL Co-Invest CI LP	1,881	—	—	85	—	1,966	—
Total	$2,365,418	$87,595	$(112,874)	$77,802	$213	$2,418,154	$228,161
(17)Loan was on non-accrual status as of September 30, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	14,774	CAD	20,000	12/13/2023	$(16)
Goldman Sachs Bank USA	USD	78,907	DKK	546,731	12/14/2023	1,004
Deutsche Bank AG	USD	37,699	EUR	35,000	12/14/2023	535
Deutsche Bank AG	USD	37,437	GBP	30,000	12/14/2023	776
Goldman Sachs Bank USA	USD	54,685	NOK	584,117	12/14/2023	(208)
Goldman Sachs Bank USA	USD	22,481	NZD	38,100	12/14/2023	(415)
Goldman Sachs Bank USA	USD	21,394	SEK	237,106	12/14/2023	(442)
Goldman Sachs Bank USA	USD	9,902	SEK	109,749	12/13/2023	(204)
Total Foreign Currency Forward Contracts						$1,030

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(1)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024		$435,000	$(11,715)	$—	$7,210
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024		365,000	(12,782)	—	4,717
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024		500,000	(20,146)	—	5,216
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025		500,000	(22,392)	—	4,197
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(41,592)	—	(6,935)
Deutsche Bank	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(41,342)	—	(6,990)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		400,000	(16,891)	—	1,087
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		500,000	(21,128)	—	1,366
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA + 2.78%	4/14/2026	GBP	250,000	(20,953)	—	(1,013)
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR + 2.79%	5/3/2027		625,000	(36,163)	—	(10,027)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/29/2025		600,000	(10,514)	—	(8,349)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.72%	10/11/2027		350,000	(10,037)	—	(8,619)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025		200,000	(3,669)	—	(2,873)
Total Interest Rate Swaps							$(269,324)	$—	$(21,013)
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
As of September 30, 2023, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC “Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED Associates GP (Lux) S.à r.l and BCRED Direct Lending I (Lux) SCSp.
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

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2023, the Company recorded $1.6 million and $8.1 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2022, the Company recorded $1.8 million and $3.2 million, respectively, in non-recurring interest income.
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
For the three and nine months ended September 30, 2023, base management fees were $79.7 million and $229.0 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. For the three and nine months ended

September 30, 2022, base management fees were $71.0 million and $186.6 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of September 30, 2023 and December 31, 2022, $79.7 million and $73.4 million, respectively, was payable to the Adviser relating to management fees.
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

For the three and nine months ended September 30, 2023, the Company accrued income based incentive fees of $113.7 million and $324.0 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. For the three and nine months ended September 30, 2022, the Company accrued income based incentive fees of $83.7 million and $194.8 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of September 30, 2023 and December 31, 2022, there was $113.7 million and $94.1 million, respectively, payable to the Adviser for the income based incentive fees.
For the three and nine months ended September 30, 2023, the Company accrued capital gains incentive fees of $0.0 million and $0.0 million, respectively. For the three and nine months ended September 30, 2022, the Company accrued capital gains incentive fees of $0.0 million and $(15.1) million, respectively.
Administration Agreement
On October 5, 2020, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
For the three and nine months ended September 30, 2023, the Company incurred $1.7 million and $5.1 million, respectively, in expenses under the Administration Agreement, which were recorded in “Administrative service expenses” in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred $1.9 million and $4.1 million, respectively, in expenses under the Administration Agreement, which were recorded in “Administrative service expenses” in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $1.8 million and $1.9 million, respectively, was unpaid and included in “Due to affiliates” in the Condensed Consolidated Statements of Assets and Liabilities, respectively.
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
For the three and nine months ended September 30, 2023, the Company accrued distribution and shareholder servicing fees of $17.6 million and $49.3 million, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2023, the Company accrued distribution and shareholder servicing fees of $0.2 million and $0.9 million, respectively, which were attributable to Class D shares.
For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $13.8 million and $35.7 million, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.6 million and $1.6 million, respectively, which were attributable to Class D shares.
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
For the three and nine months ended September 30, 2023 and 2022 the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.

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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$43,712,868	$43,280,219	89.40%	$44,461,300	$43,710,812	89.37%
Second lien debt	1,891,517	1,779,485	3.68	2,074,849	1,872,806	3.83
Unsecured debt	—	—	—	17,583	13,948	0.03
Structured finance investments	409,268	395,026	0.81	409,633	365,269	0.75
Investments in joint ventures	2,120,206	2,151,389	4.44	2,232,706	2,188,394	4.47
Equity investments(1)	741,646	807,077	1.67	739,225	757,379	1.55
Total	$48,875,505	$48,413,196	100.00%	$49,935,296	$48,908,608	100.00%
(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022
Aerospace & Defense	1.31%	1.25%
Air Freight & Logistics	2.74	2.80
Airlines	0.07	0.07
Auto Components	0.06	0.11
Beverages	0.09	0.13
Biotechnology (2)	0.00	—
Building Products	2.19	2.37
Capital Markets	0.22	0.22
Chemicals	0.20	0.38
Commercial Services & Supplies	4.07	3.68

	September 30, 2023	December 31, 2022
Construction Materials	0.04%	0.07%
Construction & Engineering	0.78	0.67
Containers & Packaging	0.28	0.46
Distributors	0.69	0.67
Diversified Consumer Services	3.02	2.95
Diversified Financial Services (1)	2.29	2.17
Diversified Telecommunication Services	0.58	0.53
Electrical Equipment	0.51	0.89
Electronic Equipment, Instruments & Components	1.02	1.28
Electric Utilities	0.14	0.10
Energy Equipment & Services	0.07	0.09
Entertainment	0.03	0.04
Food Products	0.05	0.05
Ground Transportation	0.01	—
Health Care Equipment & Supplies	1.63	1.52
Health Care Providers & Services	11.88	11.68
Health Care Technology	3.20	3.21
Hotels, Restaurants & Leisure	0.32	0.55
Household Durables	0.07	0.23
Industrial Conglomerates	0.86	0.95
Insurance	4.85	4.67
Interactive Media & Services	0.03	0.16
Internet & Direct Marketing Retail	2.14	2.22
Investments in Joint Ventures	4.44	4.47
IT Services	4.76	4.54
Leisure Products	0.01	0.17
Life Sciences Tools & Services	0.53	0.37
Machinery	0.06	0.08
Marine	0.47	0.46
Media	0.51	0.61
Metals & Mining	0.05	0.13
Oil, Gas & Consumable Fuels	0.16	0.20
Paper & Forest Products	0.15	0.13
Pharmaceuticals	0.69	0.67
Professional Services	11.99	12.50
Real Estate Management & Development	0.25	0.22
Road & Rail (3)	—	0.00
Software	26.71	25.59
Specialty Retail	0.29	0.30
Technology Hardware, Storage & Peripherals	0.09	0.09
Textiles, Apparel & Luxury Goods	—	0.06
Trading Companies & Distributors	0.64	0.75
Transportation Infrastructure	2.71	2.44
Wireless Telecommunication Services	0.05	0.05
Total	100.00%	100.00%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.00% for September 30, 2023.
(3)Amount rounds to less than 0.00% for December 31, 2022.

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$44,201,063	$43,848,229	90.57%	167.68%
Europe	3,557,527	3,496,679	7.22	13.37
Canada	690,164	656,520	1.36	2.51
Bermuda/Cayman Islands	402,986	388,640	0.80	1.49
Australia/New Zealand	23,765	23,128	0.05	0.09%
Total	$48,875,505	$48,413,196	100.00%	185.14%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,326,287	$44,468,163	90.92%	196.02%
Europe	3,385,990	3,308,990	6.77	14.59
Canada	795,999	748,234	1.53	3.30
Bermuda/Cayman Islands	403,356	359,125	0.73	1.58
Australia/New Zealand	23,664	24,096	0.05	0.11
Total	$49,935,296	$48,908,608	100.00%	215.60%
As of September 30, 2023 and December 31, 2022, three borrowers (across three loans) and one borrower in the portfolio were on non-accrual status, respectively.
As of September 30, 2023 and December 31, 2022, on a fair value basis, approximately 99.9% and 99.8%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.2%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,381,443	$38,898,776	$43,280,219
Second lien debt	—	720,643	1,058,842	1,779,485
Unsecured debt	—	—	—	—
Structured finance obligations	—	73,558	321,468	395,026
Equity investments (1)	—	—	807,077	807,077
Total investments	—	5,175,644	41,086,163	46,261,807
Investments Measured at NAV (2)	—	—	—	2,151,389
Total	$—	$5,175,644	$41,086,163	$48,413,196

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$6,167,268	$37,543,544	$43,710,812
Second lien debt	—	720,083	1,152,723	1,872,806
Unsecured debt	—	13,948	—	13,948
Structured finance obligations	—	71,934	293,335	365,269
Equity investments (1)	—	—	757,379	757,379
Total investments	$—	$6,973,233	$39,746,981	$46,720,214
Investments Measured at NAV (2)	—	—	—	2,188,394
Total	$—	$6,973,233	$39,746,981	$48,908,608
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

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,923,857	$1,091,126	$303,838	$782,527	$40,101,348
Purchases of investments	1,780,577	38,382	13,606	2,170	1,834,735
Proceeds from principal repayments and sales of investments	(749,646)	(35,588)	(9,400)	—	(794,634)
Accretion of discount/(amortization of premium)	37,541	804	54	—	38,399
Net realized gain (loss)	(63,957)	32	(289)	—	(64,214)
Net change in unrealized appreciation (depreciation)	86,716	11,774	13,659	22,380	134,529
Transfers into Level 3 (1)	44,592	22,750	—	—	67,342
Transfers out of Level 3 (1)	(160,904)	(70,438)	—	—	(231,342)
Fair value, end of period	$38,898,776	$1,058,842	$321,468	$807,077	$41,086,163
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$22,180	$7,189	$13,377	$22,381	$65,127

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981
Purchases of investments	3,285,859	52,416	13,606	2,581	3,354,462
Proceeds from principal repayments and sales of investments	(1,824,434)	(35,588)	(9,400)	(827)	(1,870,249)
Accretion of discount/(amortization of premium)	110,256	2,273	159	—	112,688
Net realized gain (loss)	(80,718)	59	(289)	666	(80,282)
Net change in unrealized appreciation (depreciation)	(29,960)	18,584	24,057	47,278	59,959
Transfers into Level 3 (1)	187,985	22,859	—	—	210,844
Transfers out of Level 3 (1)	(293,756)	(154,484)	—	—	(448,240)
Fair value, end of period	$38,898,776	$1,058,842	$321,468	$807,077	$41,086,163
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$(70,835)	$14,924	$23,091	$47,277	$14,457
(1)For the three and nine months ended September 30, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$32,556,391	$1,446,075	$298,409	$702,034	$35,002,909
Purchases of investments	5,978,812	71,844	—	2,805	6,053,461
Proceeds from principal repayments and sales of investments	(2,597,994)	(182,082)	—	—	(2,780,076)
Accretion of discount/(amortization of premium)	39,220	933	52	—	40,206
Net realized gain (loss)	(11,758)	(2,206)	—	—	(13,964)
Net change in unrealized appreciation (depreciation)	(266,806)	(16,191)	(10,563)	9,728	(283,832)
Transfers into Level 3 (1)	193,055	111,523	—	—	304,578
Transfers out of Level 3 (1)	(267,097)	(160,977)	—	—	(428,074)
Fair value, end of period	$35,623,823	$1,268,919	$287,898	$714,568	$37,895,208
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022	$(267,815)	$(16,191)	$(10,159)	$9,729	$(284,436)

	Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152
Purchases of investments	15,919,276	595,997	122,159	193,127	16,830,559
Proceeds from principal repayments and sales of investments	(3,204,195)	(182,080)	—	(31,769)	(3,418,044)
Accretion of discount/(amortization of premium)	87,705	2,191	114	—	90,010
Net realized gain (loss)	(10,188)	(2,184)	—	144	(12,228)
Net change in unrealized appreciation (depreciation)	(364,753)	(55,881)	(39,968)	7,148	(453,453)
Transfers into Level 3 (1)	380,165	164,614	—	—	544,781
Transfers out of Level 3 (1)	(230,697)	(53,871)	—	—	(284,567)
Fair value, end of period	$35,623,823	$1,268,919	$287,898	$714,568	$37,895,208
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022	$(364,088)	$(53,924)	$(39,967)	$7,147	$(450,832)
(1)For the three and nine months ended September 30, 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$38,306,657	Yield analysis	Discount rate	6.39%	28.06%	10.74%
	321,297	Market quotations	Broker quoted price	93.00	100.13	97.74
	20,925	Market approach	Performance multiple	5.00x	5.00x	5.00x
	249,897	Transaction price	N/A
	38,898,776
Investments in second lien debt	899,700	Yield analysis	Discount rate	10.50%	16.42%	12.08%
	159,142	Market quotations	Broker quoted price	89.50	96.00	92.89
	1,058,842
Investments in structured finance	321,468	Market quotations	Broker quoted price	86.63	101.50	96.06
Investments in equity	222,375	Market approach	Performance multiple	5.00x	31.00x	20.23x
	21,526	Option pricing model	Expected volatility	32.00%	32.00%	32.00%
	381,082	Yield analysis	Discount rate	9.75%	15.98%	13.35%
	181,200	Asset recoverability	N/A	100.00%	100.00%	100.00%
	894	Transaction price	N/A
	807,077
Total	$41,086,163
(1)Weighted averages are calculated based on fair value of investments.

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$36,766,038	Yield analysis	Discount rate	6.83%	19.84%	9.93%
	759,391	Market quotations	Broker quoted price	71.00	105.60	91.85
	18,115	Market approach	Performance multiple	7.00x	7.00x	7.00x
	37,543,544
Investments in second lien debt	906,837	Yield analysis	Discount rate	10.42%	15.33%	11.85%
	245,886	Market quotations	Broker quoted price	61.50	100.50	87.36
	1,152,723
Investments in structured finance	293,335	Market quotations	Broker quoted price	81.96	92.96	88.84
Investments in equity	261,893	Market approach	Performance multiple	5.50x	29.00x	17.21x
	48,957	Option pricing model	Expected volatility	30.00%	50.00%	44.43%
	274,199	Yield analysis	Discount rate	11.31%	14.95%	12.76%
	172,330	Asset recoverability	N/A	100.00%	100.00%	100.00%
	757,379
Total	$39,746,981
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

Financial Instruments Not Carried at Fair Value
Debt
The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2023 and December 31, 2022 had they been accounted for at fair value:

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value
Bard Peak Funding Facility	$507,074	$1,235,414
Castle Peak Funding Facility	1,119,717	1,146,600
Maroon Peak Funding Facility	—	300,000
Summit Peak Funding Facility	531,099	1,691,844
Denali Peak Funding Facility	562,800	749,800
Bushnell Peak Funding Facility	430,000	400,000
Granite Peak Funding Facility	675,600	647,600
Middle Peak Funding Facility	600,950	596,950
Bison Peak Funding Facility	700,000	1,182,000
Blanca Peak Funding Facility	1,375,100	1,081,000
Windom Peak Funding Facility	1,290,314	1,741,465
Monarch Peak Funding Facility	1,400,400	873,400
Borah Peak Funding Facility	80,000	223,000
2022-1 BSL WH	—	148,000
Naomi Peak Funding Facility	385,000	400,000
Meridian Peak Funding Facility	220,000	170,000
Haydon Peak Funding Facility	49,000	49,000
Bear Peak Funding Facility	370,660	166,031
Revolving Credit Facility	1,092,402	1,470,758
June 2024 Notes	421,534	406,886
June 2026 Notes	364,187	352,646
May 2027 Notes	590,515	586,924
October 2027 Notes	351,905	353,434
September 2024 Notes	348,005	336,654
December 2026 Notes	1,084,845	1,053,132
November 2026 Eurobonds	481,579	449,149
November 2024 Notes	475,577	459,089
March 2027 Notes	875,570	856,640
January 2025 Notes	474,342	462,125
January 2029 Notes	566,167	550,113
March 2025 Notes	873,731	866,280
April 2026 UK Bonds	292,022	272,657
September 2025 Notes	801,647	795,092
2021-1 BSL Debt	663,000	663,000
2021-2 Debt	505,800	505,800
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	756,272	759,000
2022-1 BSL Debt	420,000	420,000
MML 2022-2 Debt	299,698	300,018
Short-Term Borrowings	28,546	619,377
Total	$22,755,058	$26,030,878

The following table presents the categorization of the Company’s debt obligations as of September 30, 2023 and December 31, 2022 had they been accounted for at fair value:

	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	22,755,058	26,030,878
Total debt	$22,755,058	$26,030,878
Other Assets and Liabilities

As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
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
The tables below present the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$2,316	$—	$2,316	$—
Total Derivative assets at fair value	$—	$2,316	$—	$2,316	$—
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(1,286)	$—	$(1,286)	$277,279
Interest rate swaps	—	(269,324)	—	(269,324)	6,030,375
Total Derivative liabilities at fair value	$—	$(270,610)	$—	$(270,610)	$6,307,654
Cash collateral posted				$368,323

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$3,952	$—	$3,952	$157,384
Total Derivative assets at fair value	$—	$3,952	$—	$3,952	$157,384
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(2,040)	$—	$(2,040)	$162,174
Interest rate swaps	—	(248,311)	—	(248,311)	5,975,000
Total Derivative liabilities at fair value	$—	$(250,351)	$—	$(250,351)	$6,137,174
Cash collateral posted				$355,742

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2023 and September 30, 2022, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Condensed Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gain (loss)
Foreign currency forward contract	$7,661	$(452)	$(7,305)	$(2,499)
Total Unrealized gain (loss)	$7,661	$(452)	$(7,305)	$(2,499)
Realized gain (loss)
Foreign currency forward contract	$2,704	$(2,412)	$5,010	$(33,326)
Interest rate swaps	—	—	—	—
Total Realized gain (loss)	$2,704	$(2,412)	$5,010	$(33,326)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2023 and September 30, 2022, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$2,953	$(167,469)	$(21,013)	$(263,674)
Hedged items	(2,662)	165,162	20,574	262,336
The table below presents the carrying value of unsecured borrowings as of September 30, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$5,718,995	$(266,864)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 211.9% and 184.5%.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as of September 30, 2023, as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Borah Peak Funding, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”), serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.

Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of dollar advances until June 30, 2023, was three-month LIBOR and from June 30, 2023, is three month term SOFR plus a 0.26% spread adjustment), plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. After March 15, 2024, the applicable margin on all outstanding advances will be 3.05% per annum. Bard Peak Funding pays a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until March 15, 2024, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
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
Prior to April 4, 2023, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum. As of April 4, 2023, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus a spread adjustment of 0.15% per annum), plus the applicable margin of 1.95% per annum. After September 30, 2024, the applicable margin on outstanding advances will increase by 0.20% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
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
Prior to April 25, 2023, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. From April 25, 2023 until December 5, 2024, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 1.85% per annum depending on the nature of the advances being requested. From and after December 6, 2024, the applicable margin for advances will increase to 2.10% to 2.45% per annum depending on the nature of the advances being requested. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.60% per annum. Bushnell Peak Funding also pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.
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
The maximum principal amount of the Naomi Peak Funding Facility as of September 30, 2023 is $400 million, of which $250 million was funded as a term loan after the closing date and of which $150 million consists of a revolving credit commitment. Proceeds from borrowings under the Naomi Peak Funding Facility may be used to fund portfolio investments by Naomi Peak Funding and to make advances under revolving loans or delayed draw term loans where Naomi Peak Funding is a lender. The period during which Naomi Peak Funding may make borrowings under the Naomi Peak Funding Facility expires on July 18, 2024, and the Naomi Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by July 18, 2031.
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
The current principal amount as of September 30, 2023 is €500 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
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
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: June 2024 Notes, June 2026 Notes, May 2027 Notes and October 2027 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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
The following table presents information on the secured and unsecured notes issued in the 2021-1 BSL Debt Securitization:

		September 30, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	SOFR + 1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	SOFR + 1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	SOFR + 2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	SOFR + 3.35%	Baa3
Class E Notes (1)	Junior Secured Deferrable Floating Rate	—	SOFR + 7.00%	Ba3
Total Secured Notes		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 BSL Notes		$819,500
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
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		September 30, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$218,000	SOFR + 1.22%	Aaa
Class A Notes	Senior Secured Floating Rate	149,500	SOFR + 1.22%	Aaa
Class B Notes	Senior Secured Floating Rate	38,100	SOFR + 1.75%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	48,000	SOFR + 2.05%	Not rated
Class D Notes	Mezzanine Secured Deferrable Floating Rate	52,200	SOFR + 3.15%	Not rated
Total Secured Notes		505,800
Subordinated Notes (1)		97,850	None	Not rated
Total 2021-2 Notes		$603,650
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
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		September 30, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Loans	Senior Secured Floating Rate	$50,000	SOFR + 1.48%	Aaa
Class A Notes	Senior Secured Floating Rate	480,000	SOFR + 1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	SOFR + 1.90%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	SOFR + 2.60%	A2
Total Secured Notes		690,000
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$1,001,000
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

		September 30, 2023
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

		September 30, 2023
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

		September 30, 2023
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
Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments was $58.4 million and $426.8 million as of September 30, 2023 and December 31, 2022, respectively.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 6.35% and 4.38% per annum as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, respectively, the Company had $28.5 million and $253.7 million of short-term borrowings under the Repurchase Agreements.

Other Short-Term Borrowings
In order to finance certain investment transactions, the Company may, from time to time, enter into financing agreements, whereby the Company transfers to a third party an investment that it holds in exchange for cash for a period of time, generally not to exceed 180-days from the date it was transferred (each a “Short-Term Financing Transaction”). At the expiration of the agreement, the Company returns the cash and interest to the third party and receives the original investment transferred.
As of September 30, 2023 the Company had no Short-Term Financing Transactions with a third party.
As of December 31, 2022, the Company had $365.7 million of borrowings under Short-Term Financing Transactions. Certain of the Company's investments serve as collateral for the Company's obligations under the Short-Term Financing Transactions and the carrying value of pledged investments was $371.0 million as of December 31, 2022. Short-term borrowings under Short-Term Financing Transactions bore interest at an applicable margin of 7.35% per annum as of December 31, 2022.
In accordance with ASC 860, Transfers and Servicing, the Master Repurchase Agreements and the Short-Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Condensed Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Condensed Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Master Repurchase Agreements and the Short-Term Financing Transactions is reported on the Company’s Condensed Consolidated Statements of Operations within Interest expense.

The Company’s outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$507,074	$507,074	$—	$1,142,926	$983,358
Castle Peak Funding Facility (3)	1,600,000	1,119,717	1,119,717	—	480,283	72,323
Summit Peak Funding Facility (3)	2,300,000	531,099	531,099	—	1,768,901	1,388,054
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	430,000	430,000	—	170,000	38,993
Granite Peak Funding Facility	750,000	675,600	675,600	—	74,400	22,911
Middle Peak Funding Facility	1,000,000	600,950	600,950	—	399,050	270,427
Bison Peak Funding Facility	1,500,000	700,000	700,000	—	800,000	800,000
Blanca Peak Funding Facility	1,500,000	1,375,100	1,375,100	—	124,900	124,900
Windom Peak Funding Facility (3)	2,150,000	1,290,314	1,290,314	—	859,686	859,686
Monarch Peak Funding Facility	2,000,000	1,400,400	1,400,400	—	599,600	349,924
Borah Peak Funding Facility	400,000	80,000	80,000	—	320,000	111,944
Naomi Peak Funding Facility	400,000	385,000	385,000	—	15,000	15,000
Meridian Peak Funding Facility	350,000	220,000	220,000	—	130,000	130,000
Haydon Peak Funding Facility	250,000	49,000	49,000	—	201,000	201,000
Bear Peak Funding Facility (3)	529,375	370,660	370,660	—	158,715	158,715
Revolving Credit Facility (4)	5,150,000	1,092,402	1,092,402	—	4,057,598	4,057,236
June 2024 Notes (5)	435,000	435,000	422,097	940	—	—
June 2026 Notes	400,000	400,000	398,104	1,896	—	—
May 2027 Notes (5)	625,000	625,000	587,180	1,988	—	—
October 2027 Notes (5)	350,000	350,000	334,814	5,556	—	—
September 2024 Notes (5)	365,000	365,000	350,952	1,132	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,152,272	15,479	—	—
November 2026 Eurobonds	529,375	529,375	523,982	4,943	—	—
November 2024 Notes (5)	500,000	500,000	477,717	1,865	—	—
March 2027 Notes	1,000,000	1,000,000	990,627	9,373	—	—
January 2025 Notes (5)	500,000	500,000	475,819	2,215	—	—
January 2029 Notes	650,000	650,000	640,581	9,419	—	—
March 2025 Notes (5)	900,000	900,000	858,004	4,334	—	—
April 2026 UK Bonds (5)	305,150	305,150	282,016	2,232	—	—
September 2025 Notes (5)	800,000	800,000	778,124	8,550	—	—
2021-1 BSL Notes	663,000	663,000	662,061	939	—	—
2021-2 Notes	505,800	505,800	504,352	1,448	—	—
MML 2021-1 Debt	690,000	690,000	686,033	3,967	—	—
MML 2022-1 Debt	759,000	759,000	753,913	5,087	—	—
2022-1 BSL Debt	420,000	420,000	418,502	1,498	—	—
MML 2022-2 Debt	300,500	300,500	297,988	2,512	—	—
Short-Term Borrowings	28,546	28,546	28,546	—	—	—
Total	$34,855,746	$23,366,487	$23,013,800	$85,373	$11,489,259	$9,771,671
(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of September 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 74.6 million
Under the Castle Peak Funding Facility, as of September 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of September 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 154.3 million
•Euros (EUR) 26.8 million
•British Pounds (GBP) 101.7 million
Under the Windom Peak Funding Facility, as of September 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of September 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Euros (EUR) 260.8 million
•British Pounds (GBP) 57.0 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of September 30, 2023, the Company had borrowings denominated in the following non-USD currencies:
•Canadian Dollars (CAD) 168.0 million
•Euros (EUR) 6.5 million
•British Pounds (GBP) 419.7 million
•Swiss Franc (CHF) 54.3 million
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
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
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
As of September 30, 2023 and December 31, 2022, $333.3 million and $395.8 million, respectively, of interest expense and $14.1 million and $12.9 million, respectively, of unused commitment fees were included in interest payable. For the three and nine months ended September 30, 2023, the weighted average interest rate on all borrowings outstanding was 7.12% and 6.71%, respectively, (including unused fees) and the average principal debt outstanding was $23,929.5 million and $25,427.9 million, respectively. For the three and nine months ended September 30, 2022, the weighted average interest rate on all borrowings outstanding was 4.17% and 3.27%, respectively, (including unused fees) and the average principal debt outstanding was $27,552.4 million and $22,342.7 million, respectively.
The components of interest expense were as follows:

	Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$412,127	$278,356
Facility unused fees	17,039	6,542
Accretion of original issue discount	6,092	4,989
Amortization of financing costs and debt issuance costs	9,268	7,192
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(2,953)	(167,469)
Hedged items	2,662	165,162
Total interest expense	$444,235	$294,772
Cash paid for interest expense	$466,808	$43,572

	Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$1,233,921	$512,340
Facility unused fees	40,905	21,946
Accretion of original issue discount	18,114	13,318
Amortization of financing costs and debt issuance costs	25,678	20,066
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	21,013	(263,674)
Hedged items	(20,574)	262,336
Total interest expense	$1,319,057	$566,332
Cash paid for interest expense	$1,429,853	$405,828
Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $5,746.6 million and $6,343.1 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicles’ allocation may change prior to the date of funding. In this regard, as of September 30, 2023 and December 31, 2022, the Company estimates that it had $430.1 million and $1,219.5 million, respectively, of investments that are committed but not yet funded.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management is not aware of any material pending legal proceedings.

Note 9. Net Assets
The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the three months ended September 30, 2023
	Shares	Amount
CLASS I
Subscriptions	52,915,604	$1,320,655
Share transfers between classes	706,080	17,624
Distributions reinvested	8,098,617	202,132
Share repurchases	(16,240,256)	(409,742)
Early repurchase deduction	—	29
Net increase (decrease)	45,480,045	$1,130,698
CLASS S
Subscriptions	28,376,209	$708,441
Share transfers between classes	(523,520)	(13,077)
Distributions reinvested	3,591,471	89,644
Share repurchases	(3,268,530)	(82,465)
Early repurchase deduction	—	17
Net increase (decrease)	28,175,630	$702,560
CLASS D
Subscriptions	5,767,486	$143,591
Share transfers between classes	(182,545)	(4,547)
Distributions reinvested	35,658	891
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,620,599	$139,935
Total net increase (decrease)	79,276,274	$1,973,193

The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the nine months ended September 30, 2023
	Shares	Amount
CLASS I
Subscriptions	111,912,417	$2,782,476
Share transfers between classes	46,287,982	1,149,483
Distributions reinvested	22,457,227	557,869
Share repurchases	(89,584,561)	(2,230,353)
Early repurchase deduction	—	107
Net increase (decrease)	91,073,065	$2,259,582
CLASS S
Subscriptions	64,410,351	$1,601,265
Share transfers between classes	(2,229,790)	(55,217)
Distributions reinvested	9,886,169	245,606
Share repurchases	(13,878,075)	(345,740)
Early repurchase deduction	—	186
Net increase (decrease)	58,188,655	$1,446,100
CLASS D
Subscriptions	8,690,107	$215,875
Share transfers between classes	(44,058,747)	(1,094,266)
Distributions reinvested	669,958	16,596
Share repurchases	(557,743)	(13,827)
Early repurchase deduction	—	11
Net increase (decrease)	(35,256,425)	$(875,611)
Total net increase (decrease)	114,005,295	$2,830,071

The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the three months ended September 30, 2022
	Shares	Amount
CLASS I
Subscriptions	50,251,731	$1,253,674
Share transfers between classes	672,828	16,753
Distributions reinvested	6,079,533	151,911
Share repurchases	(24,860,836)	(612,073)
Early repurchase deduction	—	426
Net increase (decrease)	32,143,256	$810,691
CLASS S
Subscriptions	24,072,466	$601,002
Share transfers between classes	(260,310)	(6,483)
Distributions reinvested	2,447,304	61,154
Share repurchases	(1,963,074)	(48,331)
Early repurchase deduction	—	360
Net increase (decrease)	24,296,386	$607,702
CLASS D
Subscriptions	7,190,702	$179,680
Share transfers between classes	(412,518)	(10,270)
Distributions reinvested	456,349	11,404
Share repurchases	(154,765)	(3,810)
Early repurchase deduction	—	14
Net increase (decrease)	7,079,768	$177,018
Total net increase (decrease)	63,519,410	$1,595,411

The following table presents transactions in Common Shares (dollars in thousands except share amounts):

	For the nine months ended September 30, 2022
	Shares	Amount
CLASS I
Subscriptions	271,964,030	$6,973,021
Share transfers between classes	2,206,163	56,232
Distributions reinvested	14,582,560	370,696
Share repurchases	(36,739,213)	(908,178)
Early repurchase deduction	—	3,339
Net increase (decrease)	252,013,540	$6,495,110
CLASS S
Subscriptions	132,866,990	$3,406,722
Share transfers between classes	(437,194)	(11,003)
Distributions reinvested	5,600,358	142,331
Share repurchases	(3,628,447)	(90,294)
Early repurchase deduction	—	711
Net increase (decrease)	134,401,707	$3,448,467
CLASS D
Subscriptions	27,916,681	$713,712
Share transfers between classes	(1,768,969)	(45,229)
Distributions reinvested	973,728	24,710
Share repurchases	(246,189)	(6,087)
Early repurchase deduction	—	73
Net increase (decrease)	26,875,251	$687,179
Total net increase (decrease)	413,290,498	$10,630,756
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the nine months ended September 30, 2023 and 2022:

	NAV Per Share
	Class I	Class S	Class D
January 31, 2023	$24.85	$24.85	$24.85
February 28, 2023	24.84	24.84	24.84
March 31, 2023	24.77	24.77	24.77
April 30, 2023	24.87	24.87	24.87
May 31, 2023	24.74	24.74	24.74
June 30, 2023	24.86	24.86	24.86
July 31, 2023	24.98	24.98	24.98
August 31, 2023	25.04	25.04	25.04
September 30, 2023	25.23	25.23	25.23

	NAV Per Share
	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
April 30, 2022	25.76	25.76	25.76
May 31, 2022	25.28	25.28	25.28
June 30, 2022	24.80	24.80	24.80
July 31, 2022	25.02	25.02	25.02
August 31, 2022	25.12	25.12	25.12
September 30, 2022	24.62	24.62	24.62
Distributions

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following table presents distributions that were declared and payable during the nine months ended September 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
July 19, 2023	July 31, 2023	August 28, 2023	0.2100	138,028
August 17, 2023	August 31, 2023	September 27, 2023	0.2200	148,342
September 20, 2023	September 30, 2023	October 27, 2023	0.2200	153,681
			$1.9100	$1,247,456

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
July 19, 2023	July 31, 2023	August 28, 2023	0.1924	62,065
August 17, 2023	August 31, 2023	September 27, 2023	0.2023	67,089
September 20, 2023	September 30, 2023	October 27, 2023	0.2023	69,591
			$1.7518	$546,252

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
July 19, 2023	July 31, 2023	August 28, 2023	0.2048	2,551
August 17, 2023	August 31, 2023	September 27, 2023	0.2148	2,635
September 20, 2023	September 30, 2023	October 27, 2023	0.2148	2,908
			$1.8633	$35,147

The following table presents distributions that were declared and payable during the nine months ended September 30, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 20, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 24, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 27, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	42,578	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1740	105,836
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
			$1.6360	$871,106

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 20, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 24, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 27, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	18,159	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1563	40,547
September 7, 2022	September 30, 2022	October 26, 2022	0.1563	41,985
			$1.4735	$327,287

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 20, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 24, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 27, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	2,933	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1688	7,073
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
			$1.5881	$52,959
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
Through September 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares:

	For the nine months ended September 30, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9100	$1,247,456	$1.7518	$546,252	$1.8633	$35,147
Net realized gains	—	—	—	—	—	—
Total	$1.9100	$1,247,456	$1.7518	$546,252	$1.8633	$35,147

	For the nine months ended September 30, 2022
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6360	$871,106	$1.4735	$327,287	$1.5881	$52,959
Net realized gains	—	—	—	—	—	—
Total	$1.6360	$871,106	$1.4735	$327,287	$1.5881	$52,959
Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the three months ended September 30, 2023 and 2022, approximately 19,508,786 and 26,978,603 shares were repurchased, respectively. During the nine months ended September 30, 2023 and 2022, approximately 104,020,379 and 40,613,776 shares were repurchased, respectively.
The following table presents the share repurchases completed during the nine months ended September 30, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2023	36,061,530	3.91%	$24.77	March 31, 2023	$893,037	—
May 31, 2023	48,450,063	5.20%	$24.86	June 30, 2023	$1,204,418	—
August, 31, 2023	19,508,786	2.04%	$25.23	September 30, 2023	$492,161	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

The following table presents the share repurchases completed during the nine months ended September 30, 2022:

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
(3)Amounts shown net of Early Repurchase Deduction

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2023:

	For the nine months ended September 30, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	2.31	2.15	2.26
Net unrealized and realized gain (loss)	0.24	0.24	0.24
Net increase (decrease) in net assets resulting from operations	2.55	2.39	2.50
Distributions from net investment income (2)	(1.91)	(1.75)	(1.86)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.91)	(1.75)	(1.86)
Early repurchase deduction fees (5)	—	—	—
Total increase (decrease) in net assets	0.64	0.64	0.64
Net asset value, end of period	$25.23	$25.23	$25.23
Shares outstanding, end of period	682,310,681	340,729,696	13,539,500
Total return based on NAV (3)	10.73%	10.04%	10.54%
Ratios:
Ratio of net expenses to average net assets (4)	10.49%	11.33%	10.84%
Ratio of net investment income to average net assets (4)	12.38%	11.53%	12.10%
Portfolio turnover rate	7.70%	7.70%	7.70%
Supplemental Data:
Net assets, end of period	$17,212,365	$8,595,719	$341,579
Asset coverage ratio	211.9%	211.9%	211.9%
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
(4)For the nine months ended September 30, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the nine months ended September 30, 2023, the ratio of total operating expenses to average net assets was 10.49%, 11.33%, and 10.84% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.

The following are the financial highlights for the nine months ended September 30, 2022:

	For the nine months ended September 30, 2022
	Class I	Class S	Class D (7)
Per Share Data (1):
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income	1.75	1.59	1.71
Net unrealized and realized gain (loss)(2)	(1.43)	(1.43)	(1.43)
Net increase (decrease) in net assets resulting from operations	0.32	0.16	0.28
Distributions from net investment income (3)	(1.64)	(1.47)	(1.59)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.64)	(1.47)	(1.59)
Early repurchase deduction fees (6)	0.01	—	—
Total increase (decrease) in net assets	(1.31)	(1.31)	(1.31)
Net asset value, end of period	$24.62	$24.62	$24.62
Shares outstanding, end of period	598,605,098	266,826,806	43,689,711
Total return based on NAV (4)	1.26%	0.62%	1.07%
Ratios:
Ratio of net expenses to average net assets (5)	6.42%	7.31%	6.79%
Ratio of net investment income to average net assets (5)	9.24%	8.41%	9.05%
Portfolio turnover rate	13.59%	13.59%	13.59%
Supplemental Data:
Net assets, end of period	$14,734,969	$6,568,170	$1,075,437
Asset coverage ratio	181.7%	181.7%	181.7%
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
(5)For the nine months ended September 30, 2022, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the nine months ended September 30, 2022, the ratio of total operating expenses to average net assets was 5.75%, 6.29% and 5.48%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.00%, 0.00% and 0.00% on Class I, Class S and Class D, respectively, of average net assets.
(6)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Bard Peak Funding Facility
September 30, 2023	$507,074	$2,119	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Castle Peak Funding Facility
September 30, 2023	$1,119,717	$2,119	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A
Maroon Peak Funding Facility
September 30, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
September 30, 2023	531,099	2,119	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
September 30, 2023	562,800	2,119	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
September 30, 2023	430,000	2,119	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
September 30, 2023	675,600	2,119	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
September 30, 2023	600,950	2,119	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
September 30, 2023	700,000	2,119	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
September 30, 2023	1,375,100	2,119	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
September 30, 2023	1,290,314	2,119	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
September 30, 2023	1,400,400	2,119	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Borah Peak Funding Facility
September 30, 2023	$80,000	$2,119	—	N/A
December 31, 2022	223,000	1,845	—	N/A
2022-1 BSL WH
September 30, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
Naomi Peak Funding Facility
September 30, 2023	385,000	2,119	—	N/A
December 31, 2022	400,000	1,845	—	N/A
Meridian Peak Funding Facility
September 30, 2023	220,000	2,119	—	N/A
December 31, 2022	170,000	1,845	—	N/A
Haydon Peak Funding Facility
September 30, 2023	49,000	2,119	—	N/A
December 31, 2022	49,000	1,845	—	N/A
Bear Peak Funding Facility
September 30, 2023	370,660	2,119	—	N/A
December 31, 2022	166,031	1,845	—	N/A
Revolving Credit Facility
September 30, 2023	1,092,402	2,119	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
September 30, 2023	435,000	2,119	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
June 2026 Notes
September 30, 2023	400,000	2,119	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
September 30, 2023	625,000	2,119	—	N/A
December 31, 2022	625,000	1,845	—	N/A
October 2027 Notes
September 30, 2023	350,000	2,119	—	N/A
December 31, 2022	350,000	1,845	—	N/A
September 2024 Notes
September 30, 2023	365,000	2,119	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
September 30, 2023	1,250,000	2,119	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
November 2026 Eurobonds
September 30, 2023	$529,375	$2,119	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
September 30, 2023	500,000	2,119	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
September 30, 2023	1,000,000	2,119	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
September 30, 2023	500,000	2,119	—	N/A
December 31, 2022	500,000	1,845	—	N/A
January 2029 Notes
September 30, 2023	650,000	2,119	—	N/A
December 31, 2022	650,000	1,845	—	N/A
March 2025 Notes
September 30, 2023	900,000	2,119	—	N/A
December 31, 2022	900,000	1,845	—	N/A
April 2026 UK Bonds
September 30, 2023	305,150	2,119	—	N/A
December 31, 2022	301,725	1,845	—	N/A
September 2025 Notes
September 30, 2023	800,000	2,119	—	N/A
December 31, 2022	800,000	1,845	—	N/A
2021-1 BSL Notes
September 30, 2023	663,000	2,119	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
September 30, 2023	505,800	2,119	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
September 30, 2023	690,000	2,119	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
September 30, 2023	759,000	2,119	—	N/A
December 31, 2022	759,000	1,845	—	N/A
2022-1 BSL Debt
September 30, 2023	420,000	2,119	—	N/A
December 31, 2022	420,000	1,845	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
MML 2022-2 Debt
September 30, 2023	$300,500	$2,119	—	N/A
December 31, 2022	300,500	1,845	—	N/A
Short-Term Borrowings
September 30, 2023	28,546	2,119	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
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
As of September 30, 2023 and December 31, 2022 the aggregate principal amount of indebtedness outstanding was $23.4 billion and $26.8 billion, respectively.
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
The Company and the Emerald JV partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV. As of September 30, 2023 and December 31, 2022, the Company had contributed $2,002.5 million and $2,115.0 million, respectively, and the Emerald JV Partner had contributed $667.5 million and $705.0 million of capital, respectively.
As of September 30, 2023 and December 31, 2022, $247.5 million and $135.0 million of capital remained uncalled from the Company and $82.5 million and $45.0 million of capital remained uncalled from the Emerald JV Partner, respectively. As of September 30, 2023 and December 31, 2022, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV were 75% and 25%, respectively.

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
The Company's investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Emerald JV as of September 30, 2023:

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.43%	1/29/2027	$2,954	$2,877	$2,939	0.11%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.93%	5/25/2028	9,844	9,513	9,244	0.34
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.67%	10/16/2025	27,794	27,794	27,794	1.03
Peraton Corp.	(10)	SOFR +	3.75%	9.17%	2/1/2028	5,413	5,338	5,409	0.20
TransDigm Inc	(8)	SOFR +	3.25%	8.64%	2/22/2027	310	305	311	0.01
Vertex Aerospace Services Corp.	(10)	SOFR +	3.50%	8.92%	12/6/2028	2,955	2,966	2,960	0.11
							48,793	48,657	1.80
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.29%	6/11/2027	24,302	24,136	23,695	0.88
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026	32,101	32,101	32,101	1.19
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.29%	12/31/2028	26,707	26,303	25,639	0.95
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	4.75%	10.47%	12/30/2026	27,610	27,500	27,403	1.01
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	4.75%	10.47%	12/30/2026	7,448	7,419	7,392	0.27
							117,459	116,230	4.30
Airlines
Air Canada	(10)	SOFR +	3.50%	9.13%	8/11/2028	3,950	3,920	3,958	0.15
American Airlines, Inc.	(10)	SOFR +	4.75%	10.34%	4/20/2028	3,624	3,725	3,740	0.14
Brown Group Holdings, LLC	(9)	SOFR +	2.75%	8.17%	6/7/2028	5,903	5,683	5,861	0.22
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.18%	9/23/2028	5,910	5,764	5,879	0.22
United Airlines, Inc.	(10)	SOFR +	3.75%	9.18%	4/21/2028	3,143	3,126	3,153	0.12
							22,218	22,591	0.85
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.90%	3/31/2028	4,834	4,777	4,721	0.17
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.68%	4/12/2028	1,474	1,452	1,442	0.05
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.17%	11/23/2027	3,628	3,635	3,432	0.13
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.65%	2/26/2027	19,537	19,471	19,048	0.70
Griffon Corporation	(9)	SOFR +	2.25%	7.79%	1/24/2029	2,315	2,263	2,318	0.09
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.90%	3/12/2028	4,911	4,865	4,911	0.18
Latham Pool Products, Inc.	(7)(9)	SOFR +	4.00%	9.53%	2/23/2029	28,627	27,923	27,191	1.01
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	4/7/2025	27,569	27,569	27,293	1.01
Tamko Building Product, LLC	(8)	SOFR +	3.50%	8.90%	9/20/2030	2,962	2,962	2,952	0.11
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.67%	11/3/2028	4,913	4,863	4,846	0.18
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	12.04%	12/29/2026	9,927	9,927	9,927	0.37
							104,930	103,360	3.83
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.82%	8/17/2028	9,026	8,938	9,032	0.33
AllSpring Buyer, LLC	(9)	SOFR +	3.00%	8.95%	11/1/2028	1,970	1,978	1,954	0.07
Resolute Investment Managers, Inc.	(11)	SOFR +	4.25%	9.79%	4/30/2024	1,452	1,453	916	0.03
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.99%	12/22/2027	89,845	88,836	88,947	3.29
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	9.18%	12/1/2028	1,965	1,975	1,965	0.07
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.94%	4/7/2028	8,625	8,373	8,549	0.32
							111,553	111,363	4.11
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.92%	9/30/2026	2,947	2,947	2,930	0.11
Messer GMBH	(8)	SOFR +	2.50%	8.15%	3/2/2026	2,969	2,929	2,970	0.11
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.35%	13.68%	4/14/2030	5,709	4,717	3,483	0.13
Pigments Services, Inc.	(4)(11)	SOFR +	8.35%	13.68% (incl. 13.68% PIK)	4/14/2030	2,950	2,950	2,950	0.11
							13,543	12,333	0.46

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.32%	8/18/2028	$19,610	$19,248	$19,389	0.72%
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.17%	5/12/2028	8,852	8,654	8,565	0.32
Allied Universal Holdco, LLC	(9)	SOFR +	4.75%	10.07%	5/12/2028	25,000	24,259	24,688	0.91
Anticimex, Inc.	(9)	SOFR +	3.15%	8.45%	11/16/2028	4,929	4,755	4,902	0.18
Anticimex, Inc.	(4)(9)	SOFR +	4.40%	9.92%	11/16/2028	24,750	23,684	24,688	0.91
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.47%	5/7/2028	19,470	19,470	19,470	0.72
Belfor Holdings, Inc.	(8)	SOFR +	4.00%	9.43%	4/6/2026	3,938	3,925	3,947	0.15
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.18%	3/31/2028	7,884	7,790	7,763	0.29
EAB Global, Inc.	(9)	SOFR +	3.50%	8.87%	8/16/2028	4,922	4,835	4,895	0.18
Energizer Holdings Inc	(9)	SOFR +	3.75%	9.18%	12/8/2028	4,681	4,658	4,635	0.17
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	8.18%	1/31/2027	6,000	5,912	6,012	0.22
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	9.88%	8/31/2028	3,940	3,827	3,700	0.14
Garda World Security Corp.	(8)	SOFR +	4.25%	9.75%	2/1/2029	5,940	5,740	5,947	0.22
Garda World Security Corp.	(8)	SOFR +	4.25%	9.75%	10/30/2026	3,000	3,013	3,003	0.11
International SOS The Americas LP	(4)(9)	SOFR +	3.75%	9.40%	9/7/2028	1,965	1,971	1,961	0.07
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.26%	12/15/2027	9,651	9,514	9,555	0.35
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.22%	12/15/2027	2,653	2,606	2,602	0.10
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.50%	12/18/2028	36,550	36,355	36,550	1.35
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	12/10/2027	20,433	20,128	20,412	0.76
Knowledge Pro Buyer, Inc.	(4)(7)(10)	P +	4.75%	13.25%	12/10/2027	931	903	931	0.03
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.97%	10/19/2028	135,325	129,495	135,325	5.01
PECF USS Intermediate Holding III Corp.	(9)	SOFR +	4.25%	9.88%	12/15/2028	2,948	2,961	2,377	0.09
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.99%	6/23/2027	28,175	27,574	24,160	0.89
Recycle & Resource US, LLC	(9)	SOFR +	3.50%	9.15%	7/14/2028	2,947	2,958	2,553	0.09
Revspring, Inc.	(8)	SOFR +	4.00%	9.65%	10/11/2025	2,946	2,948	2,904	0.11
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.55%	1/16/2026	2,046	2,016	2,046	0.08
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.00%	11.55%	1/16/2026	19,250	18,974	19,250	0.71
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.56%	1/15/2026	5,319	5,273	5,319	0.20
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.43%	11.80%	1/15/2026	5,928	5,881	5,928	0.22
							409,327	413,477	15.30
Construction & Engineering
Brookfield WEC Holdings, Inc.	(9)	SOFR +	2.75%	8.18%	8/1/2025	9,843	9,604	9,849	0.36
Pike Electric Corp.	(8)	SOFR +	3.00%	8.43%	1/21/2028	6,000	5,844	6,001	0.22
Pike Electric Corp.	(8)	SOFR +	3.50%	8.82%	1/21/2028	2,970	2,911	2,977	0.11
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	9.17%	12/16/2027	4,422	4,392	4,411	0.16
							22,751	23,238	0.85
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.75%	8.18%	3/19/2029	3,925	3,925	3,930	0.15
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.07%	10/19/2027	5,141	4,991	5,137	0.19
							8,916	9,067	0.34
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.94%	9/29/2028	74,972	74,343	74,223	2.75
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.19%	3/11/2028	8,852	8,685	8,771	0.32
Charter NEX US, Inc.	(10)	SOFR +	3.75%	9.18%	12/1/2027	6,418	6,215	6,368	0.24
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.43%	8/4/2027	4,377	4,338	4,374	0.16
Novolex, Inc.	(9)	SOFR +	4.18%	9.59%	4/13/2029	5,910	5,710	5,838	0.22
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.50%	9.90%	9/26/2028	2,947	2,947	2,938	0.11
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.93%	8/12/2028	2,955	2,863	2,958	0.11
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.68%	3/3/2028	7,244	7,006	7,120	0.26
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.65%	9/15/2028	5,907	5,733	5,895	0.22
Trident TPI Holdings, Inc.	(9)	SOFR +	4.50%	9.89%	9/15/2028	2,990	2,907	2,990	0.11
							120,747	121,475	4.50
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.17%	12/10/2028	50,374	49,500	49,114	1.82
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.72%	10/17/2025	22,646	22,553	22,646	0.84
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.55%	12/29/2026	15,590	15,616	15,513	0.57
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.92%	11/2/2026	31,897	31,526	31,259	1.16
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.79%	6/23/2028	82,173	80,471	77,242	2.86
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.97%	11/13/2024	449	445	440	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.97%	11/13/2024	30,789	30,544	30,173	1.12
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.24%	6/30/2025	39,301	39,221	38,122	1.41
							269,876	264,509	9.80

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.92%	12/11/2028		$8,082	$7,845	$7,729	0.29%
BPPH2 Ltd	(4)(8)	S +	6.62%	11.80%	2/21/2030	GBP	26,000	30,701	31,258	1.16
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	7/20/2028		34,704	34,704	34,704	1.28
Colibri Group, LLC	(10)	SOFR +	5.00%	10.45%	3/12/2029		3,940	3,909	3,896	0.14
Dreambox Learning Holding LLC	(4)(10)	SOFR +	6.25%	11.63%	12/1/2027		34,200	33,714	34,200	1.27
EM Bidco Limited	(9)	SOFR +	4.25%	9.74%	7/6/2029		4,966	4,950	4,921	0.18
Express Wash Concepts, LLC	(4)(11)	SOFR +	4.50%	11.42%	4/30/2027		10,343	10,263	10,136	0.38
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	4.50%	11.42%	4/30/2027		13,500	13,312	13,012	0.48
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.50%	8.93%	12/15/2028		7,880	7,729	7,816	0.29
Prime Security Service Borrower, LLC	(10)	SOFR +	2.75%	8.19%	9/23/2026		4,924	4,819	4,923	0.18
University Support Services, LLC	(9)	SOFR +	3.25%	8.67%	2/10/2029		9,044	8,866	8,981	0.33
Weld North Education, LLC	(9)	SOFR +	3.75%	9.18%	12/21/2027		1,966	1,951	1,931	0.07
								162,763	163,507	6.05
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.17%	4/28/2028		62,362	61,866	61,427	2.27
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.18%	10/15/2028		8,373	8,154	8,249	0.31
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.43%	6/2/2028		6,894	6,645	6,619	0.24
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.07%	2/24/2028		4,428	4,389	4,425	0.16
								81,054	80,720	2.98
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	9.39%	3/22/2029		5,910	5,830	5,876	0.22
Zayo Group Holdings, Inc.	(9)	SOFR +	4.33%	9.64%	3/9/2027		2,109	2,071	1,724	0.06
								7,901	7,600	0.28
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	10.52%	3/26/2027		11,242	11,164	10,849	0.40
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.69%	6/21/2028		6,644	6,499	6,547	0.24
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.45%	12/23/2026		821	815	743	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.37%	12/23/2026		3,202	3,171	2,898	0.11
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.50%	12/23/2026		10,668	10,563	9,655	0.36
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.18%	3/2/2028		2,878	2,889	2,832	0.10
								17,438	16,128	0.60
Energy Equipment & Services
Tetra Technologies, Inc.	(4)(11)	SOFR +	6.25%	11.67%	9/10/2025		22,793	22,793	22,793	0.84
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	9.02%	11/10/2028		4,927	4,923	4,882	0.18
Recorded Books, Inc.	(8)	SOFR +	4.00%	9.32%	8/29/2025		2,298	2,272	2,301	0.09
								7,195	7,183	0.27
Financial Services
Citco Funding LLC	(9)	SOFR +	3.50%	8.59%	4/27/2028		7,302	7,145	7,317	0.27
Food Products
Froneri International PLC	(8)	SOFR +	2.25%	7.67%	1/29/2027		4,870	4,764	4,843	0.18
Ground Transportation
Quality Distribution LLC	(4)(11)	SOFR +	6.38%	11.81%	7/1/2028		80,511	79,674	78,901	2.92
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	9.12%	2/27/2026		7,869	7,632	7,688	0.28
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.18%	11/1/2028		139,912	136,568	134,998	5.00
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	10.17%	9/8/2026		10,711	10,588	10,602	0.39
Mozart Borrower LP	(9)	SOFR +	3.25%	8.68%	10/23/2028		8,865	8,684	8,851	0.33
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	11.04%	7/20/2029		3,692	3,490	3,471	0.13
Resonetics, LLC	(10)	SOFR +	4.00%	9.63%	4/28/2028		2,947	2,939	2,903	0.11
Sunshine Luxembourg VII S.à r.l, LLC	(10)	SOFR +	3.75%	9.24%	10/1/2026		9,836	9,612	9,832	0.36
								179,513	178,345	6.60

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.92% (incl. 1.25% PIK)	8/2/2028		$136,347	$135,084	$134,643	4.98%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.90%	5/7/2027		1,718	1,702	1,701	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.87%	5/7/2027		32,752	32,406	32,424	1.20
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.50%	11.95%	5/7/2026		134	127	120	0.00
ADMI Corp.	(9)	SOFR +	3.75%	9.18%	12/23/2027		5,903	5,743	5,522	0.20
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	11.04%	2/25/2028		96,284	94,020	93,155	3.45
Canadian Hospital Specialties Ltd.	(4)(11)	C +	4.50%	9.87%	4/14/2028	CAD	29,697	21,604	21,746	0.80
CCBlue Bidco, Inc.	(4)(7)(10)	SOFR +	6.25%	11.60% (incl. 2.75% PIK)	12/21/2028		21,201	20,884	19,636	0.73
CHG Healthcare Services, Inc.	(9)	SOFR +	3.25%	8.68%	9/29/2028		592	572	591	0.02
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.41%	11.80%	4/3/2028		30,028	29,786	29,502	1.09
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.43%	11/1/2028		6,895	6,738	6,876	0.25
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026		28,846	28,846	28,558	1.06
Global Medical Response, Inc.	(11)	SOFR +	4.25%	9.78%	10/2/2025		4,917	4,850	3,454	0.13
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.60%	9.90%	6/8/2028		35,000	33,039	33,163	1.23
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.50%	10/15/2026		31,061	30,857	30,129	1.11
LifePoint Health, Inc.	(8)	SOFR +	3.75%	9.38%	11/16/2025		6,564	6,561	6,561	0.24
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.90%	3/12/2028		2,947	2,951	2,775	0.10
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	11.17% (incl. 5.71% PIK)	7/16/2027		16,178	16,127	15,773	0.58
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	11.18% (incl. 5.72% PIK)	7/16/2027		2,497	2,484	2,434	0.09
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	10.38%	2/28/2028		1,965	1,976	1,835	0.07
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.18%	3/31/2027		4,917	4,846	4,609	0.17
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.57%	12/29/2028		3,944	3,931	3,853	0.14
PetVet Care Centers, LLC	(10)	SOFR +	3.50%	8.92%	2/14/2025		6,395	6,297	6,375	0.24
Phoenix Guarantor, Inc.	(8)	SOFR +	3.25%	8.68%	3/5/2026		5,413	5,264	5,386	0.20
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.93%	3/5/2026		2,947	2,952	2,937	0.11
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.67%	3/9/2026		36,470	36,470	36,470	1.35
Radnet, Inc.	(10)	SOFR +	3.00%	8.43%	4/21/2028		4,237	4,238	4,237	0.16
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	11.24%	12/23/2028		143,714	141,281	140,745	5.21
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.75%	11.24%	1/2/2029		12,497	12,308	12,060	0.45
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.05%	1/2/2029		2,379	2,333	2,283	0.08
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.17%	12/30/2026		255	230	192	0.01
Surgery Centers Holdings, Inc.	(10)	SOFR +	3.75%	9.19%	8/31/2026		4,958	4,866	4,969	0.18
U.S. Anesthesia Partners, Inc.	(9)	SOFR +	4.25%	9.69%	10/1/2028		1,784	1,791	1,641	0.06
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	6.00%	11.48%	11/18/2027		20,100	19,886	19,648	0.73
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	SOFR +	6.00%	11.35%	11/18/2027		7,977	7,858	7,754	0.29
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	5.75%	11.40%	6/22/2028		6,300	6,208	4,048	0.15
WHCG Purchaser III, Inc.	(4)(7)(10)	SOFR +	5.75%	11.40%	6/22/2026		739	730	474	0.02
								737,846	728,279	26.94

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.99%	9/21/2026	$9,710	$9,617	$9,710	0.36%
Edifecs, Inc.	(4)(11)	SOFR +	7.00%	12.49%	9/21/2026	17,762	18,101	17,940	0.66
GHX Ultimate Parent Corp	(9)	SOFR +	4.75%	10.12%	6/30/2027	4,508	4,405	4,513	0.17
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.29%	10/29/2028	44,477	43,915	44,254	1.64
Netsmart Technologies, Inc.	(10)	SOFR +	4.00%	9.43%	10/1/2027	3,902	3,872	3,908	0.14
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.75%	11.18%	3/10/2028	49,500	48,278	49,253	1.82
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.43%	10/22/2026	6,895	6,747	6,912	0.26
							134,935	136,490	5.05
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	SOFR +	3.50%	8.93%	8/17/2028	6,894	6,717	6,897	0.26
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.32%	1/27/2029	6,895	6,645	6,837	0.25
GVC Finance LLC	(9)	SOFR +	3.50%	8.99%	10/31/2029	908	898	908	0.03
GVC Holdings Gibraltar, Ltd.	(9)	SOFR +	2.50%	7.99%	3/29/2027	2,955	2,906	2,954	0.11
IRB Holding Corp.	(10)	SOFR +	3.00%	8.42%	12/15/2027	7,317	7,162	7,299	0.27
Scientific Games Holdings LP	(9)	SOFR +	3.50%	8.77%	4/4/2029	1,980	1,894	1,971	0.07
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.43%	2/5/2027	7,880	7,754	7,863	0.29
Twin River Worldwide Holdings, Inc.	(9)	SOFR +	3.25%	8.84%	10/2/2028	3,334	3,259	3,275	0.12
Whatabrands, LLC	(9)	SOFR +	3.00%	8.43%	8/3/2028	8,709	8,463	8,687	0.32
							45,698	46,691	1.72
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	9.08%	7/31/2028	8,911	8,648	8,836	0.33
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	9.15%	5/19/2028	3,940	3,819	3,924	0.15
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.40%	3/31/2028	8,857	8,659	8,793	0.33
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.92%	4/5/2029	1,743	1,685	1,741	0.06
Vertical US Newco, Inc.	(9)	SOFR +	3.50%	9.38%	7/30/2027	4,030	4,003	4,026	0.15
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.33%	11/19/2028	9,877	9,383	9,326	0.35
							27,549	27,810	1.04
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.42%	10/2/2028	46,478	45,697	46,013	1.70
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.93%	11/6/2027	2,947	2,960	2,945	0.11
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.82%	2/12/2027	6,151	6,065	6,141	0.23
AssuredPartners, Inc.	(9)	SOFR +	4.25%	9.57%	2/12/2027	16,500	16,030	16,531	0.61
Baldwin Risk Partners, LLC	(9)	SOFR +	3.50%	8.92%	10/14/2027	6,884	6,808	6,841	0.25
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	8.43%	1/27/2027	7,870	7,685	7,845	0.29
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	11.49%	10/29/2028	76,219	75,578	74,314	2.75
Galway Borrower, LLC	(4)(10)	SOFR +	5.25%	10.74%	9/29/2028	44,460	43,527	43,571	1.61
High Street Buyer, Inc.	(4)(10)	SOFR +	6.00%	11.54%	4/14/2028	6,732	6,691	6,732	0.25
Howden Group Holdings Limited	(10)	L +	3.25%	8.69%	11/12/2027	4,428	4,430	4,420	0.16
NFP Corp.	(8)	SOFR +	3.25%	8.68%	2/15/2027	9,195	8,976	9,096	0.34
PGIS Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	11.28%	10/16/2028	63,184	61,458	61,131	2.26
RSC Acquisition, Inc.	(4)(10)	SOFR +	5.50%	11.02%	10/30/2026	45,520	44,760	45,576	1.69
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.92%	1/27/2027	77,653	77,599	75,712	2.80
USI, Inc.	(9)	SOFR +	3.75%	9.14%	11/22/2029	6,823	6,763	6,826	0.25
							415,027	413,694	15.30
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.67%	12/6/2027	2,939	2,943	2,884	0.11
MH Sub I, LLC	(8)	SOFR +	3.75%	9.18%	9/13/2024	1,429	1,406	1,432	0.05
MH Sub I, LLC	(11)	SOFR +	3.75%	9.18%	9/13/2024	856	858	857	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.93%	6/1/2026	6,890	6,764	6,890	0.25
William Morris Endeavor Entertainment, LLC	(8)	SOFR +	2.75%	8.18%	5/18/2025	1,933	1,901	1,933	0.07
							13,872	13,996	0.51
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.57%	12/29/2027	9,612	9,535	9,564	0.35
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.57%	12/29/2026	32,518	32,384	32,355	1.20
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.31%	12/15/2027	20,999	20,733	19,634	0.73
							62,652	61,553	2.28
IT Services
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.47%	12/21/2028	38,554	37,903	38,361	1.42
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.32%	10/16/2026	10,086	9,824	10,040	0.37
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.79%	2/10/2028	4,425	4,344	4,310	0.16
Park Place Technologies, LLC	(11)	SOFR +	5.00%	10.42%	11/10/2027	26,347	25,544	26,007	0.96

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services (continued)
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.22%	10/25/2027		$25,545	$25,185	$25,353	0.94%
Turing Midco, LLC	(9)	SOFR +	2.50%	7.93%	3/24/2028		2,048	2,022	2,040	0.08
Virtusa Corp.	(10)	SOFR +	3.75%	9.17%	2/15/2029		3,940	3,909	3,926	0.15
Virtusa Corp.	(10)	L +	3.75%	9.33%	2/11/2028		1,975	1,927	1,966	0.07
								110,658	112,003	4.15
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.25%	8.90%	11/12/2026		5,869	5,672	5,864	0.22
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.92%	12/4/2026		5,943	5,885	5,927	0.22
Curia Global, Inc.	(10)	SOFR +	3.75%	9.17%	8/30/2026		6,146	5,992	5,136	0.19
								11,877	11,063	0.41
Machinery
Pro Mach Group, Inc.	(11)	SOFR +	4.00%	9.43%	8/31/2028		5,949	5,847	5,961	0.22
Media
Clear Channel Outdoor Holdings, Inc.	(8)	SOFR +	3.50%	9.14%	8/21/2026		1,969	1,948	1,917	0.07
iHeartCommunications, Inc.	(8)	SOFR +	3.00%	8.43%	5/1/2026		5,000	4,839	4,510	0.17
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.68%	9/25/2026		3,930	3,935	3,229	0.12
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.68%	3/15/2026		3,930	3,927	3,927	0.15
UPC Financing Partnership	(8)	SOFR +	2.93%	8.37%	1/31/2029		5,500	5,417	5,435	0.20
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.70%	1/31/2029		3,500	3,465	3,425	0.13
								23,531	22,443	0.84
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	4.00%	9.63%	3/16/2027		3,915	3,881	3,897	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.50%	8.99%	6/5/2028		7,864	7,823	7,881	0.29
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	11.61%	8/15/2028		23,605	23,318	23,605	0.87
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.09%	12/21/2028		4,894	4,864	4,856	0.18
KKR Alberta Midstrean Fince, Inc.	(4)(10)	SOFR +	6.25%	11.61%	8/15/2028		12,842	12,685	12,842	0.48
								48,690	49,184	1.82
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	11.22%	11/12/2027		75,495	74,233	73,042	2.70
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(10)	SOFR +	6.00%	11.43%	11/19/2027		51,144	49,269	51,154	1.89
Jazz Pharmaceuticals, Inc.	(9)	SOFR +	4.75%	10.28%	5/5/2028		3,541	3,542	3,542	0.13
								52,811	54,696	2.02
Professional Services
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.93%	8/2/2028		7,663	7,427	7,611	0.28
Armor Holdco, Inc.	(9)	SOFR +	4.50%	10.09%	12/11/2028		4,173	4,106	4,196	0.16
Camelot US Acquisition, LLC	(11)	SOFR +	3.00%	8.43%	10/30/2026		3,335	3,281	3,334	0.12
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.07%	12/29/2028		4,913	4,911	4,871	0.18
CFGI Holdings, LLC	(4)(10)	SOFR +	5.00%	10.42%	11/2/2027		111,602	111,602	111,602	4.13
Corporation Service Company	(9)	SOFR +	3.25%	8.67%	11/2/2029		2,407	2,344	2,410	0.09
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.32%	5/26/2027		15,541	15,527	15,236	0.56
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.14%	4/9/2027		9,840	9,678	9,616	0.36
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.15%	11/6/2028		3,454	3,447	3,419	0.13
Galaxy US Opco, Inc.	(9)	SOFR +	4.75%	10.07%	4/29/2029		4,963	4,863	4,758	0.18
IG Investments Holdings, LLC	(4)(10)	SOFR +	6.00%	11.47%	9/22/2028		135,325	134,757	134,648	4.98
Kwor Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.67%	12/22/2028		91,676	88,963	89,613	3.32
Saphilux Sarl	(4)(8)	S +	5.50%	10.69%	7/18/2028	GBP	20,000	25,392	24,533	0.91
Sherlock Buyer Corp.	(4)(10)	SOFR +	5.75%	11.24%	12/8/2028		27,595	27,265	27,043	1.00
The Dun & Bradstreet Corporation	(8)	SOFR +	2.75%	8.17%	2/6/2026		7,950	7,944	7,947	0.29
Trans Union, LLC	(9)	SOFR +	2.25%	7.68%	12/1/2028		2,149	2,157	2,151	0.08
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	10.62%	6/29/2027		118,000	117,060	118,000	4.37
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.69%	11/8/2028		29,119	28,673	28,099	1.04
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.70%	11/8/2027		644	644	622	0.02
								600,041	599,709	22.20
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.92%	2/16/2028		18,138	18,269	18,138	0.67
Software
2U, Inc.	(10)	SOFR +	6.50%	11.95%	12/28/2026		44,890	43,020	41,945	1.55
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.38%	7/27/2028		1,083	1,070	1,076	0.04
Apex Group Treasury, LLC	(4)(9)	SOFR +	5.00%	10.31%	7/27/2028		61,535	58,051	61,689	2.28

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	9.18%	10/2/2025	$7,664	$7,530	$7,665	0.28%
Cloudera, Inc.	(9)	SOFR +	3.75%	9.17%	10/8/2028	8,139	7,890	7,997	0.30
Community Brands ParentCo, LLC	(4)(10)	SOFR +	5.65%	11.02%	2/24/2028	75,366	74,126	74,612	2.76
Confine Visual Bidco	(4)(7)(10)	SOFR +	5.75%	11.05% (incl. 3.00% PIK)	2/23/2029	32,099	31,303	28,236	1.04
ConnectWise, LLC	(9)	SOFR +	3.50%	8.93%	9/29/2028	4,421	4,427	4,360	0.16
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.07%	12/1/2027	3,940	3,914	3,908	0.14
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.40%	11/9/2027	6,894	6,702	6,889	0.25
Epicor Software Corp.	(10)	SOFR +	3.25%	8.68%	7/30/2027	9,835	9,623	9,834	0.36
Flexera Software, LLC	(10)	SOFR +	3.75%	9.18%	3/3/2028	5,523	5,425	5,490	0.20
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.43%	5/12/2028	7,099	6,974	6,927	0.26
GI Consilio Parent, LLC	(4)(9)	SOFR +	4.50%	10.13%	5/12/2028	10,000	9,800	9,829	0.36
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	12/1/2028	23,246	22,880	23,020	0.85
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.90%	12/1/2028	962	895	902	0.03
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.22%	4/27/2027	15,439	15,317	15,208	0.56
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.43%	12/1/2027	4,421	4,422	4,429	0.16
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.47%	11/19/2026	3,931	3,908	3,777	0.14
Idera, Inc.	(10)	SOFR +	3.75%	9.27%	3/2/2028	2,947	2,955	2,929	0.11
Informatica, LLC	(8)	SOFR +	2.75%	8.18%	10/27/2028	1,576	1,560	1,574	0.06
ION Trading Finance Ltd.	(8)	SOFR +	4.75%	10.24%	4/3/2028	7,743	7,458	7,654	0.28
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.99%	2/8/2026	14,869	14,782	14,720	0.54
Medallia, Inc.	(4)(10)	SOFR +	6.00%	11.42% (incl. 5.97% PIK)	10/29/2028	48,544	47,894	47,573	1.76
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.97%	5/2/2029	4,950	4,930	4,778	0.18
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	10.47%	5/18/2028	27,363	26,254	26,610	0.98
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.88%	5/18/2028	14,963	14,283	14,701	0.54
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.99%	12/1/2027	109,060	107,135	109,060	4.04
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.99%	12/1/2027	679	603	573	0.02
MRI Software, LLC	(4)(11)	SOFR +	5.50%	10.99%	2/10/2026	10,099	9,882	9,891	0.37
Nintex Topco Limited	(4)(10)	SOFR +	6.00%	11.39%	11/13/2028	32,588	32,070	30,796	1.14
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.42%	9/12/2029	3,536	3,521	3,530	0.13
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.18%	7/1/2026	1,332	1,329	1,298	0.05
Project Alpha Intermediate Holding, Inc.	(8)	SOFR +	4.00%	9.43%	4/26/2024	2,947	2,945	2,948	0.11
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.68%	8/31/2028	8,828	8,539	8,766	0.32
Quartz Acquireco LLC	(4)(9)	SOFR +	3.50%	8.82%	6/28/2030	6,766	6,701	6,766	0.25
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	9.77%	2/1/2029	3,960	3,930	3,314	0.12
RealPage, Inc.	(9)	SOFR +	3.00%	8.43%	4/24/2028	7,872	7,686	7,792	0.29
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.92%	5/12/2027	54,525	53,913	53,699	1.99
Rocket Software, Inc.	(8)	SOFR +	4.25%	9.68%	11/28/2025	1,481	1,432	1,482	0.05
Rocket Software, Inc.	(9)	SOFR +	4.25%	9.68%	11/28/2025	5,392	5,283	5,392	0.20
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.42%	8/14/2026	4,921	4,884	4,921	0.18
SolarWinds Holdings Inc.	(8)	SOFR +	3.75%	9.07%	2/5/2027	2,916	2,916	2,923	0.11
Sophia, LP	(9)	SOFR +	3.50%	8.82%	10/7/2027	9,849	9,545	9,839	0.36
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.93%	8/11/2028	3,935	3,934	3,879	0.14
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	7.67%	3/22/2029	4,232	4,148	4,236	0.16
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.17%	10/5/2028	59,100	58,196	57,623	2.13
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.94%	3/5/2027	4,916	4,860	4,912	0.18
Symphony Technology Group	(9)	SOFR +	3.75%	9.18%	3/1/2029	5,925	5,837	5,797	0.21
Symphony Technology Group	(10)	SOFR +	5.00%	10.63%	7/27/2028	1,970	1,974	1,476	0.05
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.62%	5/4/2026	9,105	8,916	9,089	0.34
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	11.05%	5/5/2028	59,543	59,068	57,756	2.14
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	10.95%	5/5/2028	821	790	757	0.03
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.61%	4/24/2028	5,961	5,913	5,793	0.21
VS Buyer, LLC	(8)	SOFR +	3.25%	8.67%	2/28/2027	3,034	3,000	3,026	0.11
							856,343	855,666	31.60
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.37%	5/3/2026	36,866	36,588	36,866	1.36
EG America, LLC	(8)	SOFR +	4.00%	9.41%	2/7/2025	1,677	1,641	1,681	0.06
EG America, LLC	(8)	SOFR +	4.00%	9.48%	2/7/2025	3,547	3,471	3,405	0.13
							41,700	41,952	1.55
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.17%	2/28/2028	29,247	29,141	29,247	1.08

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Trading Companies & Distributors
Core and Main, LP	(8)	SOFR +	2.50%	7.69%	7/27/2028	$3,950	$3,879	$3,955	0.15%
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.88%	1/31/2028	6,887	6,684	6,828	0.25
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.25%	12/22/2028	5,890	5,847	5,869	0.22
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.17%	12/17/2027	3,930	3,928	3,845	0.14
Park River Holdings, Inc.	(10)	L +	3.25%	8.52%	12/28/2027	3,378	3,333	3,272	0.12
Porcelain Acquisition Corp.	(4)(7)(11)	SOFR +	6.00%	11.34%	4/1/2027	8,710	8,554	8,474	0.31
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.75%	9.17%	10/15/2028	1,970	1,979	1,952	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.92%	6/2/2028	1,970	1,950	1,954	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.93%	6/2/2028	7,884	7,720	7,817	0.29
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	11.18%	10/17/2025	46,571	44,948	45,407	1.68
							88,822	89,373	3.30
Transportation Infrastructure
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.55%	5/3/2027	13,153	12,827	12,956	0.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.94%	10/19/2027	11,872	11,788	11,427	0.42
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.66%	10/19/2027	6,828	6,756	6,572	0.24
							31,371	30,955	1.14
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.39%	12/17/2027	6,693	6,560	6,617	0.24
Total First Lien Debt							5,298,467	5,282,913	195.41

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	11.17%	12/10/2029		$5,301	$4,789	$4,583	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,438	7,811	0.29
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.22%	10/15/2027	24,712		24,558	24,094	0.89
								32,996	31,905	1.18
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.43%	11/1/2029	66,704		65,586	62,368	2.31
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.13%	8/31/2029	37,847		37,120	29,899	1.11
Phoenix Newco, Inc.	(4)(9)	SOFR +	6.50%	11.93%	11/15/2029	37,847		37,116	37,847	1.40
								74,236	67,746	2.51
Software
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.40%	7/27/2029	37,847		38,013	37,748	1.40
Proofpoint, Inc.	(9)	SOFR +	6.25%	11.68%	8/31/2029	37,847		37,023	38,030	1.41
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.86%	4/23/2029	33,922		29,686	30,726	1.14
								104,722	106,504	3.95
Total Second Lien Debt								282,329	273,106	10.12
Bonds
Software
Tangerine Bidco SPA	(4)(8)	E +	6.50%	10.47%	12/30/2029	EUR	66,000	68,096	68,829	2.55
TeamSystem SpA	(4)(8)	E +	6.25%	9.91%	2/15/2028	EUR	35,000	33,506	37,056	1.37
								101,602	105,885	3.92
Total Bonds								101,602	105,885	3.92
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)					2,547,048		4,305	7,641	0.28
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)					194		208	129	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)					1,230,769		2,215	2,375	0.09
								2,423	2,504	0.09
Chemicals
Pigments LP Int	(4)					1,212		—	—	0.00
Distributors
Box Co-Invest Blocker, LLC - Series A Units	(4)					780,000		780	601	0.02
Box Co-Invest Blocker, LLC - Series C Units	(4)					94,753		92	99	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)					301,167		1,239	2,805	0.10
								2,111	3,505	0.12
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%		974,662		1,133	1,160	0.04
Deneb Ultimate Topco, LLC - Class A Units	(4)					728		728	354	0.01
								1,861	1,514	0.05
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)					797		210	102	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)					429		113	55	0.00
								323	157	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)					3,000,000		3,542	3,932	0.15

BCRED Emerald JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Software
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		5,773	$5,700	$6,495	0.24%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				3,936	376	385	0.01
Total Equity						20,641	26,133	0.94
Total Investment Portfolio						5,703,039	5,688,037	210.39
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						6,718	6,718	0.25
Other Cash and Cash Equivalents						132,971	132,971	4.92
Total Portfolio Investments, Cash and Cash Equivalents						$5,842,728	$5,827,726	215.56%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate ("BKBM" or "B"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. Variable rate loans typically include an interest reference rate floor feature.
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
(6)Reserved
(7)Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$647	$—
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	2,817	—
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	6,089	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	195	—
Cumming Group, Inc.	Revolver	5/26/2027	1,891	(33)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	25	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/30/2027	10,900	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	7,056	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	2,432	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,008	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	2,094	—
Latham Pool Products, Inc.	Revolver	2/18/2029	11,250	(658)
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	7,311	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	2,463	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	2,115	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	3,721	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(95)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	1,225	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,557	—
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(43)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,198	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	2	—
Total unfunded commitments			$93,999	$(947)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2023 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2023 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2023 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of September 30, 2023.
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

The following table presents the selected consolidated statements of assets and liabilities information for the Emerald JV as of September 30, 2023 and December 31, 2022 (Unaudited):

	September 30, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $5,703,039 and $6,225,186 at September 30, 2023 and December 31, 2022, respectively)	$5,688,037	$6,143,310
Cash and cash equivalents	139,689	123,112
Interest receivable	47,349	67,094
Receivable for investments sold	23,009	195,023
Deferred financing costs	16,420	12,664
Other assets	—	65
Total assets	$5,914,504	$6,541,268
LIABILITIES
Debt	$3,023,356	$3,377,064
Distribution payable	110,498	91,832
Payable for investments purchased and other liabilities	78,077	308,750
Total liabilities	3,211,931	3,777,646
MEMBERS’ EQUITY
Members’ Equity	2,702,573	2,763,622
Total Members’ Equity	2,702,573	2,763,622
Total liabilities and members’ equity	$5,914,504	$6,541,268
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and nine months ended September 30, 2023 and September 30, 2022 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Interest income	$164,464	$56,971	$486,577	$119,898
Payment-in-kind interest income	1,665	—	5,127	—
Dividend income	49	—	394	—
Other income	73	150	1,507	392
Total investment income	166,251	57,121	493,605	120,290
Expenses:
Interest expense	62,213	18,762	179,728	32,957
Other expenses	933	1,404	3,801	2,616
Total expenses	63,146	20,166	183,529	35,573
Net investment income before taxes	103,105	36,955	310,076	84,717
Tax Expense	—	—	—	—
Net investment income after taxes	103,105	36,955	310,076	84,717
Net realized and change in unrealized gain (loss) on investments and other transactions
Net change in unrealized gain (loss)	30,618	(7,970)	68,374	(58,771)
Net realized gain (loss)	(1,623)	(2,259)	(7,767)	(2,750)
Total net realized and change in unrealized gain (loss) on investments	28,995	(10,229)	60,607	(61,521)
Net increase (decrease) in net assets resulting from operations	$132,100	$26,726	$370,683	$23,196

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
The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV. As of September 30, 2023 and December 31, 2022, the Company had contributed $117.7 million and the Verdelite JV Partner had contributed $16.8 million of capital, respectively, and $29.3 million and $4.2 million of capital remained uncalled from the Company and the Verdelite JV Partner, respectively. As of September 30, 2023 and December 31, 2022, the Company and the Verdelite JV Partner’s initial equity ownership interests are 87.5% and 12.5%, respectively.
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
The Company's investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Verdelite JV as of September 30, 2023:

BCRED Verdelite JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.43%	1/29/2027	$421	$418	$419	0.29%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.93%	5/25/2028	450	418	423	0.30
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.93%	5/25/2028	2,214	2,058	2,079	1.46
Avolon TLB Borrower 1 US LLC	(9)	SOFR +	2.50%	7.82%	6/22/2028	2,758	2,732	2,761	1.94
LSF11 Trinity Bidco Inc	(4)(8)	SOFR +	4.50%	9.83%	6/14/2030	1,959	1,931	1,959	1.38
Peraton Corp.	(10)	SOFR +	3.75%	9.17%	2/1/2028	4,046	3,980	4,043	2.84
Vertex Aerospace Services Corp.	(10)	SOFR +	3.50%	8.92%	12/6/2028	3,061	3,032	3,066	2.16
							14,569	14,750	10.37
Air Freight & Logistics
Forward Air Corporation	(10)	SOFR +	4.50%	9.90%	9/20/2030	3,000	2,880	2,935	2.06
The Kenan Advantage Group, Inc.	(10)	SOFR +	4.18%	9.48%	3/24/2026	3,563	3,493	3,559	2.50
							6,373	6,494	4.56
Airlines
KKR Apple Bidco, LLC	(9)	SOFR +	4.00%	9.32%	9/22/2028	2,430	2,407	2,431	1.71
United Airlines, Inc.	(10)	SOFR +	3.75%	9.18%	4/21/2028	2,755	2,734	2,764	1.94
							5,141	5,195	3.65
Auto Components
Clarios Global LP	(8)	SOFR +	3.75%	9.07%	5/6/2030	2,921	2,907	2,919	2.05
Metis Buyer, Inc.	(10)	SOFR +	4.00%	9.43%	5/4/2028	992	960	991	0.70
Belron Finance US LLC	(9)	SOFR +	2.75%	8.16%	4/18/2029	760	756	761	0.54
First Brands Group, LLC	(11)	SOFR +	5.00%	10.88%	3/30/2027	1,330	1,291	1,316	0.93
Phinia Inc	(8)	SOFR +	4.00%	9.49%	7/3/2028	1,750	1,684	1,754	1.23
							7,598	7,741	5.45
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.90%	3/31/2028	2,467	2,299	2,410	1.69
Building Products
Griffon Corporation	(9)	SOFR +	2.25%	7.79%	1/24/2029	1,184	1,172	1,185	0.83
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.99%	4/29/2029	3,828	3,711	3,806	2.68
Tamko Building Product, LLC	(8)	SOFR +	3.50%	8.90%	9/20/2030	787	783	784	0.55
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.67%	11/3/2028	3,566	3,376	3,518	2.47
							9,042	9,293	6.53
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.82%	8/17/2028	4,072	4,065	4,075	2.86
Focus Financial Partners LLC	(9)	SOFR +	3.50%	8.82%	6/30/2028	2,020	1,992	2,021	1.42
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.94%	4/7/2028	2,722	2,636	2,698	1.90
							8,693	8,794	6.18
Chemicals
Starfruit Finco BV	(8)	SOFR +	4.00%	9.35%	4/3/2028	796	789	788	0.55

BCRED Verdelite JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.32%	8/18/2028	$3,766	$3,586	$3,723	2.62%
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.17%	5/12/2028	2,566	2,456	2,483	1.75
Allied Universal Holdco, LLC	(9)	SOFR +	4.75%	10.07%	5/12/2028	2,000	1,943	1,975	1.39
Anticimex, Inc.	(9)	SOFR +	3.15%	8.45%	11/16/2028	3,413	3,347	3,395	2.39
APX Group, Inc.	(9)	SOFR +	3.25%	8.69%	7/10/2028	3,311	3,179	3,315	2.33
Covanta Holding Corp	(9)	SOFR +	3.00%	8.33%	11/30/2028	1,042	1,032	1,041	0.73
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.18%	3/31/2028	3,957	3,833	3,896	2.74
EAB Global, Inc.	(9)	SOFR +	3.50%	8.87%	8/16/2028	3,560	3,468	3,540	2.49
Energizer Holdings Inc	(9)	SOFR +	3.75%	9.18%	12/8/2028	3,564	3,429	3,529	2.48
Garda World Security Corp.	(8)	SOFR +	4.25%	9.75%	10/30/2026	2,350	2,285	2,352	1.65
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	9.40%	9/20/2030	2,000	1,970	1,985	1.40
							30,528	31,234	21.97
Construction & Engineering
Refficiency Holdings, LLC	(10)	SOFR +	3.75%	9.17%	12/16/2027	3,465	3,382	3,456	2.43
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.07%	10/19/2027	3,620	3,518	3,617	2.54
Containers & Packaging
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.19%	3/11/2028	3,512	3,433	3,480	2.45
Charter NEX US, Inc.	(10)	SOFR +	3.75%	9.18%	12/1/2027	3,817	3,763	3,787	2.66
Novolex, Inc.	(9)	SOFR +	4.18%	9.59%	4/13/2029	3,808	3,736	3,761	2.64
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.50%	9.90%	9/26/2028	5,110	5,059	5,093	3.58
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.93%	8/12/2028	2,134	2,121	2,136	1.50
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.68%	3/3/2028	3,560	3,436	3,499	2.46
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.65%	9/15/2028	3,311	3,209	3,305	2.32
							24,757	25,061	17.61
Distributors
Fastlane Parent Co Inc	(4)(9)	SOFR +	4.50%	9.90%	9/4/2028	1,782	1,755	1,765	1.24
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.92%	12/11/2028	3,168	3,040	3,029	2.13
Colibri Group, LLC	(10)	SOFR +	5.00%	10.45%	3/12/2029	3,758	3,644	3,716	2.61
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.50%	8.93%	12/15/2028	3,306	3,252	3,279	2.31
Spring Education Group, Inc.	(4)(8)	SOFR +	4.50%	9.89%	9/29/2030	3,421	3,379	3,379	2.38
TruGreen Limited Partnership	(10)	SOFR +	4.00%	9.42%	11/2/2027	275	255	262	0.18
University Support Services, LLC	(9)	SOFR +	3.25%	8.67%	2/10/2029	3,564	3,519	3,539	2.49
Weld North Education, LLC	(9)	SOFR +	3.75%	9.18%	12/21/2027	4,058	4,024	3,987	2.80
							21,113	21,191	14.90
Diversified Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.18%	10/15/2028	2,970	2,811	2,926	2.06
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.43%	6/2/2028	2,286	2,198	2,195	1.54
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.07%	2/24/2028	2,972	2,946	2,970	2.09
							7,955	8,091	5.69
Diversified Telecommunication Services
Numericable US, LLC	(8)	SOFR +	5.50%	10.81%	8/15/2028	3,779	3,719	3,432	2.41
Zacapa, LLC	(9)	SOFR +	4.00%	9.39%	3/22/2029	3,560	3,458	3,540	2.49
							7,177	6,972	4.90

BCRED Verdelite JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.69%	6/21/2028	$2,074	$1,975	$2,044	1.44%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.18%	3/2/2028	2,680	2,586	2,636	1.85
Entertainment
Recorded Books, Inc.	(8)	SOFR +	4.00%	9.32%	8/29/2025	2,068	2,048	2,071	1.46
Food Products
CHG PPC Parent LLC	(9)	SOFR +	3.00%	8.43%	12/8/2028	2,985	2,901	2,972	2.09
Ground Transportation
Uber Technologies, Inc.	(8)	SOFR +	2.75%	8.16%	3/3/2030	2,436	2,430	2,437	1.71
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	9.12%	2/27/2026	2,152	2,002	2,103	1.48
Resonetics, LLC	(10)	SOFR +	4.00%	9.63%	4/28/2028	3,569	3,465	3,515	2.47
Sunshine Luxembourg VII S.à r.l, LLC	(10)	SOFR +	3.75%	9.24%	10/1/2026	3,782	3,697	3,781	2.66
							9,164	9,399	6.61
Health Care Providers & Services
ADMI Corp.	(9)	SOFR +	3.75%	9.18%	12/23/2027	2,574	2,460	2,407	1.69
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.43%	11/1/2028	3,805	3,736	3,794	2.67
Heartland Dental LLC	(10)	SOFR +	5.00%	10.33%	4/28/2028	2,977	2,867	2,950	2.07
LifePoint Health, Inc.	(8)	SOFR +	3.75%	9.38%	11/16/2025	4,290	4,077	4,288	3.01
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.57%	12/29/2028	649	638	634	0.45
							13,778	14,073	9.89
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.57%	2/15/2029	3,550	3,275	3,493	2.46
Netsmart Technologies, Inc.	(10)	SOFR +	4.00%	9.43%	10/1/2027	2,916	2,853	2,921	2.05
Verscend Holding Corp.	(8)	SOFR +	4.00%	9.43%	8/27/2025	3,560	3,552	3,565	2.51
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.43%	10/22/2026	3,658	3,618	3,667	2.58
							13,298	13,646	9.60
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	SOFR +	3.50%	8.93%	8/17/2028	2,309	2,289	2,310	1.62
Caesars Entertainment Inc	(9)	SOFR +	3.25%	8.67%	2/6/2030	1,624	1,609	1,626	1.14
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.32%	1/27/2029	2,768	2,692	2,745	1.93
Fogo de Chao, Inc.	(9)	SOFR +	4.75%	10.15%	9/20/2030	545	534	535	0.38
IRB Holding Corp.	(10)	SOFR +	3.00%	8.42%	12/15/2027	3,570	3,501	3,562	2.50
Mic Glen, LLC	(9)	SOFR +	3.25%	8.68%	7/21/2028	3,413	3,307	3,384	2.38
New Red Finance, Inc.	(8)	SOFR +	2.25%	7.57%	9/20/2030	925	921	923	0.65
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.43%	2/5/2027	3,558	3,457	3,551	2.50
Whatabrands, LLC	(9)	SOFR +	3.00%	8.43%	8/3/2028	3,564	3,481	3,555	2.50
							21,791	22,191	15.60
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	9.08%	7/31/2028	3,808	3,690	3,775	2.65
Independent Power and Renewable Electricity Producers
Generation Bridge Northeast LLC	(8)	SOFR +	4.25%	9.57%	8/22/2029	2,154	2,133	2,157	1.52

BCRED Verdelite JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.40%	3/31/2028	$3,957	$3,819	$3,929	2.76%
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.92%	4/5/2029	2,266	2,170	2,264	1.59
Vertical US Newco, Inc.	(9)	SOFR +	3.50%	9.38%	7/30/2027	2,815	2,730	2,812	1.98
							8,719	9,005	6.33
Insurance
AmWINS Group, Inc	(10)	SOFR +	2.75%	8.18%	2/19/2028	940	931	940	0.66
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.93%	2/12/2027	2,282	2,218	2,283	1.61
Baldwin Risk Partners, LLC	(9)	SOFR +	3.50%	8.92%	10/14/2027	3,805	3,773	3,781	2.66
BroadStreet Partners, Inc.	(8)	SOFR +	4.00%	9.32%	1/27/2029	3,304	3,265	3,308	2.33
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	8.43%	1/27/2027	3,311	3,231	3,300	2.32
Howden Group Holdings Limited	(9)	SOFR +	4.00%	9.32%	4/18/2030	2,430	2,339	2,433	1.71
Howden Group Holdings Limited	(10)	L +	3.25%	8.69%	11/12/2027	3,804	3,743	3,798	2.67
NFP Corp.	(8)	SOFR +	3.25%	8.68%	2/15/2027	3,311	3,202	3,275	2.30
USI, Inc.	(8)	SOFR +	3.25%	8.64%	9/14/2030	338	337	338	0.24
USI, Inc.	(9)	SOFR +	3.25%	8.66%	9/29/2030	676	675	676	0.48
							23,714	24,132	16.98
Interactive Media & Services
MH Sub I, LLC	(9)	SOFR +	4.25%	9.57%	5/3/2028	3,990	3,897	3,867	2.72
MH Sub I, LLC	(11)	SOFR +	3.75%	9.18%	9/13/2024	1,105	1,095	1,107	0.78
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.93%	5/30/2026	4,058	3,974	4,060	2.85
							8,966	9,034	6.35
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.32%	10/16/2026	2,073	2,023	2,064	1.45
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	8.79%	2/10/2028	2,075	1,906	2,021	1.42
Virtusa Corp.	(10)	L +	3.75%	9.33%	2/11/2028	4,058	4,008	4,040	2.84
World Wide Technology Holding Co, LLC	(9)	SOFR +	3.25%	8.68%	3/1/2030	1,008	999	1,010	0.71
							8,936	9,135	6.42
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.25%	8.90%	11/12/2026	2,557	2,497	2,555	1.80
Recess Holdings, Inc.	(11)	SOFR +	4.00%	9.38%	3/17/2027	603	597	603	0.42
							3,094	3,158	2.22
Life Sciences Tools & Services
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.93%	12/16/2028	2,462	2,374	2,432	1.71
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.15%	11/30/2027	3,560	3,488	3,550	2.50
							5,862	5,982	4.21
Machinery
Pro Mach Group, Inc.	(11)	SOFR +	4.00%	9.43%	8/31/2028	3,758	3,664	3,766	2.65
Media
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.68%	9/25/2026	2,970	2,771	2,440	1.72
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.31%	3/31/2031	2,727	2,702	2,667	1.88
							5,473	5,107	3.60
Metals & Mining
Arsenal AIC Parent LLC	(8)	SOFR +	4.50%	9.88%	8/18/2030	645	639	645	0.45

BCRED Verdelite JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.50%	8.99%	6/5/2028	$3,805	$3,785	$3,813	2.68%
GIP Pilot Acquisition Partners LP	(4)(8)	SOFR +	3.00%	8.41%	9/18/2030	1,122	1,116	1,121	0.79
							4,901	4,934	3.47
Professional Services
AlixPartners, LLP	(9)	SOFR +	2.75%	8.18%	2/4/2028	1,378	1,368	1,379	0.97
APFS Staffing Holdings Inc	(9)	SOFR +	4.00%	9.32%	12/29/2028	3,940	3,844	3,894	2.74
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.93%	8/2/2028	3,655	3,570	3,630	2.55
Camelot US Acquisition, LLC	(11)	SOFR +	3.00%	8.43%	10/30/2026	3,102	3,074	3,100	2.18
Cast & Crew Payroll, LLC	(8)	SOFR +	3.50%	8.93%	2/9/2026	3,513	3,486	3,508	2.47
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.14%	4/9/2027	2,782	2,716	2,719	1.91
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.15%	11/6/2028	491	470	486	0.34
Inmar, Inc.	(11)	SOFR +	5.50%	10.82%	5/1/2026	2,078	2,013	2,067	1.45
OMNIA Partners LLC	(7)(8)	SOFR +	4.25%	9.60%	7/25/2030	2,187	2,164	2,193	1.54
VT Topco, Inc.	(9)	SOFR +	4.25%	9.66%	8/1/2025	1,036	1,026	1,038	0.73
							23,731	24,014	16.88
Real Estate Management & Development
Cushman & Wakefield US Borrower LLC	(9)	SOFR +	4.00%	9.32%	1/31/2030	1,712	1,670	1,702	1.20
Software
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.38%	7/27/2028	3,564	3,448	3,539	2.49
Apttus Corp.	(10)	SOFR +	4.00%	9.43%	5/8/2028	3,573	3,425	3,535	2.49
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	9.18%	10/2/2025	3,558	3,489	3,558	2.50
Cloudera, Inc.	(9)	SOFR +	3.75%	9.17%	10/8/2028	2,575	2,462	2,530	1.78
ConnectWise, LLC	(9)	SOFR +	3.50%	8.93%	9/29/2028	3,539	3,425	3,490	2.45
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.18%	10/16/2028	2,178	1,988	2,074	1.46
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.40%	11/9/2027	3,514	3,447	3,512	2.47
Epicor Software Corp.	(10)	SOFR +	3.25%	8.68%	7/30/2027	3,563	3,494	3,563	2.50
Epicor Software Corp.	(10)	SOFR +	3.75%	9.11%	7/30/2027	273	270	273	0.19
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.43%	5/12/2028	2,128	2,043	2,077	1.46
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.43%	12/1/2027	2,575	2,549	2,580	1.81
GTCR Investors LP - A-1 Units	(9)	SOFR +	3.00%	8.40%	9/20/2030	3,335	3,319	3,336	2.35
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.47%	11/19/2026	3,563	3,299	3,424	2.41
Idera, Inc.	(10)	SOFR +	3.75%	9.27%	3/2/2028	1,875	1,799	1,863	1.31
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.97%	5/2/2029	3,413	3,320	3,294	2.32
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.42%	9/12/2029	3,782	3,762	3,774	2.65
Project Alpha Intermediate Holding, Inc.	(8)	SOFR +	4.00%	9.43%	4/26/2024	4,405	4,370	4,406	3.10
Quartz Acquireco LLC	(4)(8)	SOFR +	3.50%	8.82%	6/28/2030	1,353	1,340	1,353	0.95
RealPage, Inc.	(9)	SOFR +	3.00%	8.43%	4/24/2028	2,775	2,686	2,747	1.93
Rocket Software, Inc.	(8)	SOFR +	4.25%	9.68%	11/28/2025	1,069	1,049	1,070	0.75
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.14%	11/28/2028	2,605	2,566	2,570	1.81
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.42%	8/14/2026	3,563	3,486	3,563	2.50
Sophia, LP	(9)	SOFR +	3.50%	8.82%	10/7/2027	3,311	3,225	3,308	2.33
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.93%	8/11/2028	3,564	3,501	3,513	2.47

BCRED Verdelite JV LP Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.94%	3/5/2027	$3,563	$3,527	$3,560	2.50%
Symphony Technology Group	(10)	SOFR +	5.00%	10.63%	7/27/2028	3,573	3,298	2,677	1.88
Symphony Technology Group	(9)	SOFR +	3.75%	9.18%	3/1/2029	3,564	3,424	3,487	2.45
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.62%	5/4/2026	4,353	4,264	4,346	3.06
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.61%	4/24/2028	1,671	1,455	1,623	1.14
							83,730	84,645	59.51
Specialty Retail
EG America, LLC	(4)(8)	SOFR +	4.25%	9.66%	3/31/2026	741	696	741	0.52
EG America, LLC	(4)(8)	SOFR +	5.50%	10.89%	2/29/2028	949	911	921	0.65
EG America, LLC	(8)	SOFR +	4.25%	9.66%	3/31/2026	1,457	1,368	1,396	0.98
							2,975	3,058	2.15
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.25%	12/22/2028	2,377	2,244	2,368	1.66
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.93%	6/2/2028	3,570	3,419	3,542	2.49
Windsor Holdings III, LLC	(8)	SOFR +	4.50%	9.83%	8/1/2030	1,864	1,827	1,861	1.31
							7,490	7,771	5.46
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.39%	12/17/2027	3,462	3,390	3,422	2.41
Total First Lien Debt							427,437	433,763	304.97
Total Investment Portfolio							427,437	433,763	304.96
Cash and Cash Equivalents
Other Cash and Cash Equivalents							7,910	7,910	5.56
Total Portfolio Investments, Cash and Cash Equivalents							$435,347	$441,673	310.52%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate ("BKBM" or "B"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
OMNIA Partners LLC	Delayed Draw Term Loan	1/25/2024	$205	$—
Total unfunded commitments			$205	$—

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2023 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2023 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2023 was 2.00%.
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

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of September 30, 2023 and December 31, 2022 (Unaudited):

	September 30, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $427,437 and $495,472 at September 30, 2023 and December 31, 2022, respectively)	$433,763	$490,615
Cash and cash equivalents	7,910	2,767
Interest receivable	2,713	4,539
Receivable for investments sold	7,600	1,624
Deferred financing costs	159	—
Total assets	$452,145	$499,545
LIABILITIES
Debt	$262,600	$365,000
Distribution payable	17,825	—
Interest payable and other liabilities	29,481	2,342
Total liabilities	309,906	367,342
MEMBERS’ EQUITY
Members’ Equity	142,239	132,203
Total Members’ Equity	142,239	132,203
Total liabilities and members’ equity	$452,145	$499,545
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and nine months ended September 30, 2023 (Unaudited):

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Investment income:
Interest income	$10,965	$32,578
Other income	62	176
Total investment income	11,027	32,754
Expenses:
Interest expense	6,478	17,604
Other expenses	474	624
Total expenses	6,952	18,228
Net investment income before taxes	4,075	14,526
Tax Expense	—	—
Net investment income after taxes	4,075	14,526
Net realized and change in unrealized gain (loss) on investments and other transactions
Net unrealized gain (loss)	2,313	11,183
Net realized gain (loss)	724	2,152
Total net realized and change in unrealized gain (loss) on investments	3,037	13,335
Net increase (decrease) in net assets resulting from operations	$7,112	$27,861
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of September 30, 2023, except as discussed below.

October Subscriptions and Distribution Declaration

The Company received approximately $857.4 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective October 1, 2023.

On October 18, 2023, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2021 per Class S share, and $0.2147 per Class D share, which is payable on November 27, 2023 to shareholders of record as of October 31, 2023.
November Subscriptions

Through to the date of issuance of the condensed consolidated financial statements the Company received approximately $931.2 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective November 1, 2023.

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
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
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

Portfolio and Investment Activity
For the three months ended September 30, 2023, we acquired $2,637.9 million aggregate principal amount of investments (including $1,193.2 million of unfunded commitments), $2,540.5 million of which was first lien debt, $35.0 million of which was second lien debt, $13.6 million of which was structured finance investments and $48.8 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$48,426,243	$47,141,027
New investments purchased	2,025,041	7,166,181
Payment-in-kind interest capitalized	61,272	39,819
Net accretion of discount on investments	42,422	46,758
Net realized gain (loss) on investments	(127,364)	(99,556)
Investments sold or repaid	(1,552,109)	(4,118,609)
Total investments, end of period	$48,875,505	$50,175,620
Amount of investments funded at principal:
First lien debt investments	$2,028,320	$7,508,082
Second lien debt investments	35,000	69,063
Unsecured debt	—	—
Structured finance investments	13,640	—
Equity investments and Investments in Joint Ventures (1)	42,606	1,095,622
Total	$2,119,566	$8,672,767
Proceeds from investments sold or repaid:
First lien debt investments	$(1,361,713)	$(3,852,026)
Second lien debt investments	(136,048)	(262,208)
Unsecured debt	—	(4,375)
Structured finance investments	(13,539)	—
Equity investments and Investments in Joint Ventures	(40,809)	—
Total	$(1,552,109)	$(4,118,609)

	September 30, 2023	December 31, 2022
Number of portfolio companies	506	532
Weighted average yield on debt and income producing investments, at cost (2)(3)	11.61%	10.37%
Weighted average yield on debt and income producing investments, at fair value (2)(3)	11.76%	10.59%
Average loan to value (LTV) (4)	42.9%	43.6%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.2%
Percentage of assets on non-accrual (5)	0.1%	0.1%
(1)Includes $0.0 million and $1,092.8 million of investments in our joint ventures for the three months ended September 30, 2023 and 2022, respectively.
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
(3)As of September 30, 2023 and December 31, 2022, the weighted average total portfolio yield at cost was 10.93% and 9.75%, respectively. The weighted average total portfolio yield at fair value was 11.04% and 9.95%, respectively.

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
(5)As a percentage of total amortized cost of Investments (excluding Investments in Joint Ventures). Assets on non-accrual represented 0.1% and 0.0% of total fair value of Investments (excluding Investments in Joint Ventures) as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, our portfolio companies had a weighted average annual EBITDA of $215 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of September 30, 2023, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of September 30, 2023 the Company had contributed $2,002.5 million and the Emerald JV Partner had contributed $667.5 million of capital and $247.5 million and $82.5 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
As of September 30, 2023, the Emerald JV had total investments at fair value of $5,688.0 million. The following table is a summary of JV’s portfolio as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Total senior secured debt investments at fair value	$5,556,018	$5,722,448
Number of portfolio companies	289	443
Weighted average yield on debt and income producing investments, at fair value (1)	11.35%	10.88%
Weighted average yield on debt and income producing investments, at cost (1)	11.30%	10.72%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	93.5%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	6.5%
Percentage of assets on non-accrual (2)	0.1%	0.2%
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
(2)As a percentage of total amortized cost of Investments of Emerald JV. Assets on non-accrual represented 0.1% and 0.1% of total fair value of Investments of Emerald JV as of September 30, 2023 and December 31, 2022, respectively.

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
As of September 30, 2023, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
As of September 30, 2023, the Verdelite JV had total investments at fair value of $433.8 million. The following table is a summary of JV’s portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Total senior secured debt investments at fair value	$433,763	$490,615
Number of portfolio companies	152	129
Weighted average yield on debt and income producing investments, at fair value (1)	9.97%	9.25%
Weighted average yield on debt and income producing investments, at cost (1)	10.12%	9.16%
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual (2)	—%	—%
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
(2)As a percentage of total amortized cost of Investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of September 30, 2023 and December 31, 2022.

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures”.

Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$1,456,927	$1,044,979	$4,199,974	$2,337,502
Total expenses before excise tax	669,049	473,797	1,959,223	996,001
Net investment income before excise tax	787,878	571,182	2,240,751	1,341,501
Excise tax expense	9,681	—	23,113	292
Net investment income after excise tax	778,197	571,182	2,217,638	1,341,209
Net unrealized appreciation (depreciation)	384,505	(135,308)	552,835	(1,085,983)
Net realized gain (loss)	(134,981)	(99,556)	(307,091)	(110,874)
Net increase (decrease) in net assets resulting from operations	$1,027,721	$336,318	$2,463,382	$144,352
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$1,310,101	$970,341	$3,816,495	$2,150,852
Payment-in-kind interest income	61,432	36,734	153,916	89,526
Dividend income	84,286	25,152	227,074	70,275
Fee income	1,108	12,752	2,489	26,849
Total investment income	$1,456,927	$1,044,979	$4,199,974	$2,337,502
Total investment income increased to $1,456.9 million for the three months ended September 30, 2023 from $1,045.0 million for the same period in the prior year primarily driven by increased benchmark interest rates driving increased interest income from our investments and by increased dividend income from our joint ventures. Included in investment income for the three months ended September 30, 2023 is dividend income of $84.1 million received from our Emerald JV and Verdelite JV joint ventures.
Total investment income increased to $4,200.0 million for the nine months ended September 30, 2023 from $2,337.5 million for the same period in the prior year primarily driven by increased benchmark interest rates driving increased interest income from our investments and by increased dividend income from our joint ventures. Included in investment income for the nine months ended September 30, 2023 is dividend income of $226.9 million received from our Emerald JV and Verdelite JV joint ventures.
While rising interest rates have favorably impacted our investment income during the three and nine months ended September 30, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$444,235	$294,772	$1,319,057	$566,332
Management fees	79,728	70,984	228,966	186,552
Income based incentive fees	113,721	83,663	323,979	194,775
Capital gains incentive fees	—	—	—	(15,059)
Distribution and shareholder servicing fees
Class S	17,649	13,811	49,338	35,703
Class D	199	649	880	1,570
Professional fees	5,791	2,215	13,771	7,842
Board of Trustees’ fees	221	239	685	641
Administrative service expenses	1,741	1,897	5,095	4,090
Other general & administrative	5,403	3,918	14,776	9,764
Amortization of continuous offering costs	361	1,649	2,676	3,791
Total expenses before excise tax	669,049	473,797	1,959,223	996,001
Net investment income before excise tax	787,878	571,182	2,240,751	1,341,501
Excise tax expense	9,681	—	23,113	292
Net investment income after excise tax	$778,197	$571,182	$2,217,638	$1,341,209
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $444.2 million for the three months ended September 30, 2023 compared to $294.8 million for the same period in the prior year primarily driven by an increase in the weighted average interest rate on our borrowings, which increased to 7.12% for the three months ended September 30, 2023 from 4.17% for the same period in the prior year.
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $1,319.1 million for the nine months ended September 30, 2023 compared to $566.3 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured note and debt securitization issuances and an increase in the weighted average interest rate on our borrowings. The average principal outstanding increased to $25,427.9 million for the nine months ended September 30, 2023 from $22,342.7 million for the same period in the prior year in addition to an increase in our weighted average interest rate to 6.71% for the nine months ended September 30, 2023 from 3.27% for the same period in the prior year.
Management Fees
Management fees increased to $79.7 million for the three months ended September 30, 2023 compared to $71.0 million for the same period in the prior year primarily due to an increase in net assets.
Management fees increased to $229.0 million for the nine months ended September 30, 2023 compared to $186.6 million for the same period in the prior year primarily due to an increase in net assets.
Income Based Incentive Fees
Income based incentive fees increased to $113.7 million for the three months ended September 30, 2023 compared to $83.7 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $909.8 million for the three months ended September 30, 2023 from $669.3 million for the same period in the prior year.

Income based incentive fees increased to $324.0 million for the nine months ended September 30, 2023 compared to $194.8 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $2,591.8 million for the nine months ended September 30, 2023 from $1,558.2 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains incentive fees for the three and nine months ended September 30, 2023. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses were $31.4 million for the three months ended September 30, 2023, primarily comprised of $17.8 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $5.8 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $5.4 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S shares and increased professional fees.
Total other expenses were $87.2 million for the nine months ended September 30, 2023, primarily comprised of $50.2 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $13.8 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $14.8 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S shares as well as increased professional fees and other general & administrative fees driven, in part, by inflationary pressure driving increased costs.
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
For the three months ended September 30, 2023 and 2022, the Company accrued $9.7 million and $0.0 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2023 and 2022, the Company accrued $23.1 million and $0.3 million, respectively, of U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized gain (loss) on investments	$373,282	$(139,266)	$562,360	$(1,088,272)
Net unrealized gain (loss) on derivative instruments	7,661	3,958	(7,305)	2,289
Net unrealized gain (loss) on foreign currency and other transactions	3,562	—	(2,220)	—
Net unrealized gain (loss)	$384,505	$(135,308)	$552,835	$(1,085,983)
For the three months ended September 30, 2023, we had net unrealized gains on investments of $373.3 million, compared to net unrealized losses on investments of $139.3 million for the same period in the prior year. The fair value of our debt investments as a percentage of principal increased by 0.7% from 96.6% as of June 30, 2023 to 97.3% as of September 30, 2023, driven by strong portfolio company fundamentals and changes in the economic outlook.
For the three months ended September 30, 2023, we had net unrealized gains of $7.7 million and $3.6 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the GBP and DKK exchange rates vs. USD.
For the nine months ended September 30, 2023, we had net unrealized gains on investments of $562.4 million, primarily driven by an increase in the fair value of our debt investments, compared to net unrealized losses on investments of $1,088.3 million for the same period in the prior year. The fair value of our debt investments as a percentage of principal increased by 1.0%, from 96.3% as of December 31, 2022 to 97.3% as of September 30, 2023, driven by strong portfolio company fundamentals and changes in the economic outlook.
For the nine months ended September 30, 2023, we had net unrealized losses of $7.3 million and $2.2 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the SEK and NOK exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$(127,364)	$(92,364)	$(305,201)	$(108,268)
Net realized gain (loss) on derivative instruments	2,704	—	5,010	—
Net realized gain (loss) on foreign currency and other transactions	(10,321)	(7,192)	(6,900)	(2,606)
Net realized gain (loss)	$(134,981)	$(99,556)	$(307,091)	$(110,874)
For the three and nine months ended September 30, 2023, we generated net realized losses on investments of $127.4 million and $305.2 million respectively, which was primarily from full or partial sales or restructures of our debt investments.
For the three and nine months ended September 30, 2023, we additionally incurred net realized losses of $10.3 million and $6.9 million respectively, on foreign currency and other transactions primarily as a result of fluctuations in the EUR, CAD and GBP exchange rates vs. USD.
The net realized losses on investments and foreign currency and other transactions for the three and nine months ended September 30, 2023 were partially offset by net realized gains on derivative assets and derivative liabilities of $2.7 million and $5.0 million respectively. Gains are a result of the settlement of our foreign currency derivative transactions.

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
As of September 30, 2023 and December 31, 2022, our debt consisted of asset based leverage facilities, revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2023 and December 31, 2022, we had an aggregate principal amount of $23,366.5 million and $26,842.2 million, of debt securities outstanding and our asset coverage ratio was 211.9% and 184.5%, respectively.
Cash and cash equivalents as of September 30, 2023, taken together with our $11,489.3 million of unused capacity under our credit facilities (subject to borrowing base availability, $9,771.7 million is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2023, we had significant amounts payable and commitments for new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,175.6 million of Level 2 debt investments as of September 30, 2023, which could provide additional liquidity if necessary.
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
As of September 30, 2023, we had $1,282.3 million in cash and cash equivalents. During the nine months ended September 30, 2023, cash provided by operating activities was $3,086.9 million, primarily as a result of proceeds from repayments on and sale of investments of $4,743.7 million and a decrease in receivables for investments sold of $411.4 million, partially offset by purchases of portfolio investments of $3,702.9 million as well as a decrease in payables for investments purchased of $392.1 million . Cash used in financing activities was $3,154.1 million during the period, primarily as a result of $3,474.5 million of net repayments on debt and $3,258.6 million of share repurchases, partially offset by $4,599.6 million of subscriptions.

Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended September 30, 2023
	Shares	Amount
CLASS I
Subscriptions	52,915,604	$1,320,655
Share transfers between classes	706,080	17,624
Distributions reinvested	8,098,617	202,132
Share repurchases	(16,240,256)	(409,742)
Early repurchase deduction	—	29
Net increase (decrease)	45,480,045	$1,130,698
CLASS S
Subscriptions	28,376,209	$708,441
Share transfers between classes	(523,520)	(13,077)
Distributions reinvested	3,591,471	89,644
Share repurchases	(3,268,530)	(82,465)
Early repurchase deduction	—	17
Net increase (decrease)	28,175,630	$702,560
CLASS D
Subscriptions	5,767,486	$143,591
Share transfers between classes	(182,545)	(4,547)
Distributions reinvested	35,658	891
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,620,599	$139,935
Total net increase (decrease)	79,276,274	$1,973,193

The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the nine months ended September 30, 2023
	Shares	Amount
CLASS I
Subscriptions	111,912,417	$2,782,476
Share transfers between classes	46,287,982	1,149,483
Distributions reinvested	22,457,227	557,869
Share repurchases	(89,584,561)	(2,230,353)
Early repurchase deduction	—	107
Net increase (decrease)	91,073,065	$2,259,582
CLASS S
Subscriptions	64,410,351	$1,601,265
Share transfers between classes	(2,229,790)	(55,217)
Distributions reinvested	9,886,169	245,606
Share repurchases	(13,878,075)	(345,740)
Early repurchase deduction	—	186
Net increase (decrease)	58,188,655	$1,446,100
CLASS D
Subscriptions	8,690,107	$215,875
Share transfers between classes	(44,058,747)	(1,094,266)
Distributions reinvested	669,958	16,596
Share repurchases	(557,743)	(13,827)
Early repurchase deduction	—	11
Net increase (decrease)	(35,256,425)	$(875,611)
Total net increase (decrease)	114,005,295	$2,830,071

Distributions and Distribution Reinvestment Plan
The following table presents the Company’s distributions declared and payable for the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
July 19, 2023	July 31, 2023	August 28, 2023	0.2100	138,028
August 17, 2023	August 31, 2023	September 27, 2023	0.2200	148,342
September 20, 2023	September 30, 2023	October 27, 2023	0.2200	153,681
			$1.9100	$1,247,456

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
July 19, 2023	July 31, 2023	August 28, 2023	0.1924	62,065
August 17, 2023	August 31, 2023	September 27, 2023	0.2023	67,089
September 20, 2023	September 30, 2023	October 27, 2023	0.2023	69,591
			$1.7518	$546,252

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
July 19, 2023	July 31, 2023	August 28, 2023	0.2048	2,551
August 17, 2023	August 31, 2023	September 27, 2023	0.2148	2,635
September 20, 2023	September 30, 2023	October 27, 2023	0.2148	2,908
			$1.8633	$35,147
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
Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the three months ended September 30, 2023, approximately 19,508,786 shares were repurchased for a total value of $492.2 million (net of Early Repurchase Deduction). During the nine months ended September 30, 2023, approximately 104,020,379 shares were repurchased for a total value of $2,589.6 million (net of Early Repurchase Deduction).

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets”.
Borrowings
As of September 30, 2023 and December 31, 2022, we had an aggregate principal amount of $23,366.5 million and $26,842.2 million, respectively, of debt outstanding.

For additional information on our debt obligations see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 7. Borrowings”.
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $5,746.6 million and $6,343.1 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2023 and December 31, 2022, the Company estimates that it had $430.1 million and $1,219.5 million, respectively, of investments that were committed but not yet funded.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
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
Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2023, have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the war in Ukraine and Russia and the escalated conflict in the Middle East. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner. In addition, a full or partial shutdown of the U.S. government may cause disruptions or instability in capital markets.
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
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of recent national, international and regulatory guidance and proposals for reform or replacement. The publication of USD LIBOR continued until June 30, 2023 and market participants have generally transitioned to SOFR thereafter. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Refer to our Current Reports on Form 8-K filed with SEC on July 20, 2023, August 18, 2023 and September 21, 2023 for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended September 30, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
August, 31, 2023	19,508,786	2.04%	$25.23	September 30, 2023	$492,161	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

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

Blackstone Private Credit Fund

Date:	November 13, 2023	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer

Date:	November 13, 2023	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer

Date:	November 13, 2023	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer