Form 10-K
period 2023-12-31
Blackstone Private Credit Fund
filed 2024-03-15
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Class I Common shares of beneficial interest, par value $0.01
Class S Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐   No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒
There is currently no established public market for the Registrant's Common Shares of beneficial interest, $0.01 par value per share (“Common Shares”).
The number of shares of the Registrant’s Common Shares outstanding as of March 11, 2024 was 787,273,337, 395,772,185, and 16,356,017 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude March 1, 2024, subscriptions since the issuance price is not yet finalized at the date of this filing.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (together, with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital and repurchase shares to execute our investment strategy;
•general economic, logistical and political trends and other external factors, including inflation and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
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
•our use of financial leverage, including the use of borrowed money to finance a portion of our investments and the availability of equity and debt capital on favorable terms or at all;
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to the macroeconomic effects from adverse public health developments;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the impact of future acquisitions and divestitures;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•general price and volume fluctuations in the stock market;
•our ability to maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.
Risks Related to Our Business and Structure
•Price declines in the medium and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio.
•Our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
•Our Board of Trustees (“Board”) may change our operating policies and strategies or amend our Fifth Amended and Restated Declaration of Trust (the “Declaration of Trust”) without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.
•As required by the Investment Company Act of 1940, as amended (the “1940 Act”), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•Changes in laws or regulations governing our operations and the possibility of increased regulatory focus on areas related to our business could result in additional burdens on our business.
•Although we have implemented a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders or not repurchase such shares, and our Board has the ability to amend or suspend any share repurchase program.
•General economic conditions, including those in Europe, could adversely affect the performance of our investments and operations, including recessionary fears, geopolitical events and inflation.
•We and our portfolio companies and service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.
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
•We are exposed to risks associated with changes in interest rates.
•Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Our portfolio may be concentrated in a limited number of industries, which may subject us to specific risks.

Risks Related to the Adviser and Its Affiliates
•The Adviser and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
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
•Regulations governing our operation as a BDC and regulated investment company (“RIC”) will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.
Risks Related to Debt Financing
•We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us.
•Provisions in a credit facility may limit our investment discretion and we may default under our credit facilities.
•We are subject to risks associated with the unsecured notes and debt securitizations that we have issued and our credit facilities.
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.
Risks Related to an Investment in the Common Shares
•The value of your investment in us may be reduced in the event our assets under-perform.
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

PART I
Item 1. Business.
Our Company
Blackstone Private Credit Fund (together with its consolidated subsidiaries, “BCRED” or the “Company”, “we”, “us,” or “our”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We are externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”), an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Once the Company has invested a substantial amount of proceeds from its offering, under normal circumstances the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) (generally with total investment sizes less than $300 million, which criteria may change from time to time) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit (generally with total investment sizes less than $100 million, which criteria may change from time to time), as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, the Company will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
Most of our investments will be in U.S. private companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in U.S. private companies), we also expect to invest to some extent in European and other non-U.S. companies, but we do not expect to invest in emerging markets. We may invest in companies of any size or capitalization. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit & Insurance funds. We generally will co-invest with other Blackstone Credit & Insurance funds.
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
To seek to enhance our returns, we use and continue to expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We use and continue to expect to use leverage in the form of borrowings, including loans from certain financial institutions and may also issue debt securities. We may also use leverage in the form of the issuance of preferred shares. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.
We are currently offering on a continuous basis up to $36.5 billion of Common Shares pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.
Our Investment Adviser
Our investment activities are managed by our Adviser, a subsidiary of Blackstone Alternative Credit Advisors LP. The principal executive offices of our Adviser are located at 345 Park Avenue, 31st Floor New York, NY, 10154. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit & Insurance, including our Adviser and its affiliates, subject to the policies and procedures of Blackstone regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit & Insurance’s origination channel, the global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the portfolio company fits our investment strategy.
Our Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Adviser’s Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of Blackstone and Blackstone Credit & Insurance.
We have agreed to pay our Adviser a management fee payable monthly and settled and paid quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. We also pay the Adviser an income based incentive fee and a capital gains based incentive fee. See “Investment Advisory Agreement” for more information.
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates and –Allocation of Investment Opportunities and Potential Conflicts of Interests” for more information.
Our Administrator
Blackstone Alternative Credit Advisors LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of our Administrator are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for its costs, expenses and allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses in connection with administrative services performed for us. See “Administration Agreement” for more information.
Blackstone Credit & Insurance
Blackstone Credit & Insurance is the credit, asset based finance and insurance asset management business unit of Blackstone, which is the largest alternative asset manager in the world with leading investment businesses across asset classes. Blackstone’s platform provides competitive advantages including scale, expertise across industries and capital structures, and deep relationships with companies and financial sponsors.

Blackstone’s four business segments are real estate, private equity, credit and insurance, and hedge fund solutions. Through its different investment businesses, as of December 31, 2023, Blackstone had total assets under management (“AUM”) of more than $1 trillion. As of December 31, 2023, Blackstone Credit & Insurance’s asset management operation had aggregate AUM of $318.9 billion across private corporate credit, liquid corporate credit, and infrastructure and asset based credit. Blackstone Credit & Insurance’s total AUM includes AUM of a platform managed by Harvest Fund Advisors LLC (“Harvest”), which primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America. Effective the second quarter of 2024, Harvest will be included in Blackstone Alternative Asset Management, which will be renamed Blackstone Multi-Asset Investing effective the first quarter of 2024.
Blackstone Credit & Insurance, through its affiliates, employed 626 people headquartered in New York and in offices globally as of January 1, 2024. Blackstone Credit & Insurance’s 360-person investment team also includes an 84-person Chief Investment Office team, which consists of individuals focused on Underwriting & Execution, Capital Formation, Asset Allocation, Structuring, Asset Management, Portfolio Insights, and Portfolio Analytics. Blackstone Credit & Insurance’s Senior Managing Directors have on average 24 years of industry experience.
Market Opportunity
We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.
Attractive Opportunities in Floating Rate, Senior Secured Loans
We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be collateralized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e., most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration. The senior secured loans we invest in will generally pay floating interest rates based on a variable base rate, such as the Secured Overnight Financing Rate (“SOFR”). We expect that our loans will generally pay floating interest rates and are likely to benefit from the current higher rate environment. With base rates (3 month SOFR) at approximately 5.33% as of December 29, 2023, we believe the market provides an attractive opportunity to generate strong all-in yields and risk-adjusted returns for investors.
Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies within the United States is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit & Insurance. Private equity funds with strategies focused on North America had approximately $1.5 trillion of “dry powder” (i.e., uncalled capital commitments) (as of December 31, 2023, as published by Preqin as of March 11, 2024), which should similarly drive demand for private capital providers like Blackstone Credit & Insurance. This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, a more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit & Insurance benefits from increasing flow of larger scale deals that have become increasingly available to the direct lending universe over traditional banks and other financing institutions.

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
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), private credit markets financed 177 leveraged buyouts (“LBO”) (86% of total LBOs in 2023) compared to the publicly syndicated markets, which financed only 28 (14% of total LBOs in 2023). In addition, due to bank consolidation, the number of banks has also declined during the past several decades, furthering the lack of supply in financing to private companies.
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
Growing Opportunities in Europe. We believe the market for European direct lending provides attractive opportunities. In recent years, we have continued to see a growing number of corporate carve-outs and divestitures driven by pressure on European public companies from activists, streamlining of operations, and sustained pressure from European competition authorities. This creates a source of deal flow that we believe Blackstone Credit & Insurance is uniquely placed to execute. We further believe that the strong fundraising environment globally for private equity over the past few years will also continue to drive deal flow for European originated transactions. We anticipate that many of our opportunities to provide originated loans or other financing will be in connection with leveraged buy-outs by private equity firms. Globally, private equity dry powder (uncalled capital commitments) currently stands at nearly $2.7 trillion (as of December 31, 2023, as published by Preqin as of March 11, 2024), which means that these private equity firms have a large amount of capital available to conduct transactions, which we believe will create debt financing opportunities for us. Although we believe the alternative credit market in Europe is still somewhat less developed compared to its U.S. counterpart, acceptance of private capital in Europe has grown substantially in recent years. Across the U.S. and Europe, we believe Blackstone Credit & Insurance has the ability to take advantage of a dislocation in capital markets as a result of volatility by providing financing solutions, including anchoring loan syndications, originating loans where traditional banks are unwilling or unable to do so, or buying investments in the secondary market, all of which we may be able to do on more attractive terms in times of market disruption than would otherwise be available. This deployment of capital through a market dislocation strategy remains firmly within Blackstone Credit & Insurance’s investment philosophy—focusing on performing companies where Blackstone Credit & Insurance has enhanced access and a due diligence advantage.
Blackstone Credit & Insurance Strengths
Blackstone Credit & Insurance is one of the largest private credit investment platforms globally and a key player in the direct lending space. Blackstone Credit & Insurance has experience scaling funds across its platform that invest in all parts of the capital structure. Blackstone Credit & Insurance focuses on transactions where it can differentiate itself from other providers of capital, targeting large transactions and those where Blackstone Credit & Insurance can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit & Insurance has the scale and platform to effectively manage a North American private credit investment strategy, offering investors the following potential strengths:

Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit & Insurance’s platform, with $318.9 billion AUM as of December 31, 2023, and affiliation with Blackstone provide a distinct advantage in sourcing and deploying capital toward proprietary investment opportunities including those that are large and complex. Blackstone Credit & Insurance is invested in over 4,500 corporate issuers across portfolios globally and offers its clients and borrowers a comprehensive solution across corporate and asset-based, as well as investment grade and non-investment grade credit.1 Blackstone Credit & Insurance expects that in the current environment, where committed capital from banks remains scarce, that the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit & Insurance to command more favorable terms for its investments. Blackstone Credit & Insurance seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit & Insurance’s origination channel, we seek to leverage the global presence of Blackstone Credit & Insurance to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit & Insurance provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds. Blackstone Credit & Insurance also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.
Established Origination Platform with Strong Credit Expertise. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what Blackstone Credit & Insurance believes to be attractive investment characteristics. Over the last several years, Blackstone Credit & Insurance has expanded its origination and sponsor coverage footprint with regional offices in select markets. We anticipate capitalizing on Blackstone Credit & Insurance’s global footprint and broad and diverse origination platform to provide, primarily, senior secured financings.
We believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit & Insurance as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit & Insurance’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
Blackstone Credit & Insurance believes that having one team responsible for private origination allows us to leverage the strengths and experiences of investment professionals to deliver the leading financing solutions to our companies. The team has operated through multiple industry cycles, with deep credit expertise, providing them valuable experience and a long-term view of the market. The team is also focused on making investments in what are characterized as “good neighborhoods,” which are industries experiencing favorable tailwinds, such as life sciences, software & technology, and professional services. In addition, the team is able to leverage the expertise of other parts of Blackstone’s business that specialize in these fields.
Additionally, over the last several years, Blackstone Credit & Insurance has expanded its North American origination and sponsor coverage footprint by opening regional offices in select markets. Blackstone Credit & Insurance has investment professionals across North America, Europe, Asia and Australia, and has developed a reputation for being a valued partner with the ability to provide speed, creativity, and assurance of transaction execution. We believe Blackstone Credit & Insurance’s global presence may help Blackstone Credit & Insurance to more effectively source investment opportunities from private equity sponsors as well as directly from companies.

1 As of December 31, 2023. Reflects unique corporate issuers across funds and accounts managed by Liquid Credit Strategies, Private Credit Strategies, Infrastructure & Asset Based Credit excluding FX derivatives and LP interests.

Value-Added Capital Provider and Partner Leveraging the Blackstone Credit & Insurance Value Creation Program. Blackstone Credit & Insurance has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and we believe our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit & Insurance has access to the significant resources of the Blackstone platform, including the Blackstone Credit & Insurance Value Creation Program (“Value Creation Program”), which is a global platform that intends to help Blackstone Credit & Insurance investments create meaningful value by leveraging the scale, network, and expertise within the Blackstone platform. Specifically, the Value Creation Program focuses on three areas of improvement (i) reducing costs by leveraging the scale and purchasing power of Blackstone through our Group Purchasing Organization, preferred partnerships, and the Blackstone Sourcing Center, (ii) identifying cross-sell opportunities across Blackstone’s portfolio for potential introductions to other Blackstone portfolio companies, which includes a network of over 350 Blackstone portfolio companies as of December 31, 2023 and (iii) providing valuable access to industry and functional experts both within the Blackstone organization (including the Blackstone Portfolio Operations team which consists of over 100 internal resources as of December 31, 2023) who are focused on areas such as cybersecurity, ESG, data science, healthcare, human resources, information technology, among others, and the network among portfolio companies. Through the Value Creation Program, which BCRED portfolio companies can fully access, Blackstone has generated meaningful revenue for Blackstone portfolio companies through cross-sell introductions across Blackstone and created over $3.5 billion of implied enterprise value across Blackstone Credit & Insurance.2
Flexible Investment Approach. Blackstone Credit & Insurance believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit & Insurance’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit & Insurance has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit & Insurance will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
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
Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit & Insurance employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit & Insurance has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit & Insurance’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies, which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, Blackstone Credit & Insurance’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors, and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the North America direct lending investment strategy. Blackstone Credit & Insurance generally targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.
2 Amounts presented are since inception of the Value Creation Program in 2016, and data presented is based on internal Blackstone data recorded and not from financial statements of portfolio companies. Represents (a) identified total cost reduction at the time cost is benchmarked with portfolio companies, multiplied by (b) enterprise value multiple at the time of Blackstone Credit & Insurance’s initial investment. The number is presented for illustrative purposes and does not reflect actual realized proceeds to Blackstone Credit & Insurance or to the equity sponsor or the company, and there can be no assurance that realized proceeds received by Blackstone or any investor in a Blackstone fund, including us, will be increased as a result.

Strong Investment Track Record. Blackstone Credit & Insurance’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit & Insurance. Since 2005 through December 31, 2023, Blackstone Credit & Insurance has provided approximately $164 billion in capital in privately-originated transactions3. Blackstone Credit & Insurance believes that the depth and breadth of its team provides it with a competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
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
The Board of Trustees
Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of seven members, five of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.
Investment Strategy
The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of Blackstone Credit & Insurance and Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
•employing a defensive investment approach focused on long-term credit performance and principal protection, generally investing in loans with asset coverage ratios and interest coverage ratios that the Adviser believes provide substantial credit protection, and also seeking favorable financial protections, including, where the Adviser believes necessary, one or more financial maintenance and incurrence covenants (i.e., covenants that are tested when affirmative action is taken, such as the incurrence of additional debt and/or making dividend payments);
•focusing on loans and securities of U.S. private companies, and to a lesser extent European and other non-U.S. companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio; and
•utilizing the power and scale of Blackstone and Blackstone Credit & Insurance platform to offer operational expertise to portfolio companies through the Blackstone Credit & Insurance Value Creation program (as defined below).
Our investment strategy is expected to capitalize on Blackstone Credit & Insurance’s scale and reputation in the market as an attractive financing partner to acquire our target investments at attractive pricing. We also expect to benefit from Blackstone’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships with private equity firms that require financing for their transactions.
3 Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.

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
Broad Exposure. The Adviser seeks to invest broadly among industries and issuers, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to eight years, we expect the majority to be redeemed or sold prior to maturity. These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investment Process Overview
Our investment activities are managed by our Adviser. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.
Sourcing and Origination
The private credit investment team, comprised of 97 dedicated investment professionals as of January 1, 2024, is responsible for establishing regular dialogue with, and coverage of, the financial advisory, corporate issuer, financial sponsor, legal and restructuring communities. The team also has regular contact with Wall Street firms, business brokers, industry executives and others who help identify direct origination investment opportunities. Blackstone Credit & Insurance seeks to be a value-added partner to its counterparties in connection with their capital needs, and believes that these relationships have driven, and will continue to drive, substantial proprietary deal flow and insight into investment opportunities.

BCRED will seek to generate investment opportunities primarily through direct origination channels. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what it believes to be attractive investment characteristics. Blackstone Credit & Insurance’s team covers over 200 sponsors with a primary focus on what it believes are the largest, highest quality, and most-well capitalized sponsors, leading to substantial repeat counterparties and making Blackstone Credit & Insurance a partner of choice to these sponsors. In addition to the depth and breadth of Blackstone Credit & Insurance’s relationships, sponsor and advisor partners also seek to transact with Blackstone Credit & Insurance due to its value-add through the Value Creation Program by not only helping companies with operational support, but also enhancing revenue generation and cost savings opportunities for Blackstone Credit & Insurance’s portfolio companies, all of which further contribute to its origination efforts. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a $109 billion Liquid Credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance is invested in over 4,500 issuers across its $318.9 billion platform which we believe offers us deep insight across all sectors and industries in our market.
Blackstone Credit & Insurance aims to leverage the broader Blackstone network to generate additional deal flow. Blackstone’s Private Equity platform has been built over the past 35 years and invests globally across industries in both established and growth-oriented structures. Blackstone’s Real Estate group is among the largest owners of commercial real estate in the world. Blackstone’s General Partnership Stakes group, seeks to serve as a strategic partner to talented managers at all stages of their life cycles and help them build enduring franchises. Through such other business units of Blackstone, Blackstone Credit & Insurance aims to increase its connectivity and deepen sponsor relationships.
We believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with its broad network will help drive substantial proprietary deal flow and provide a significant pipeline of investment opportunities for us.
Evaluation and Due Diligence
The hallmark of Blackstone Credit & Insurance’s approach to investing will continue to be defined by a rigorous due diligence process focused on downside protection and capital preservation. This process includes a thorough business review of the industry, competitive landscape, products, customers, returns on capital, strength of management team and consultation with outside advisors and industry experts, and benefits from Blackstone’s global platform, offering broad access and insight. When a new investment opportunity is sourced, the Blackstone Credit & Insurance team spends time with management, analyzing the company’s assets and its financial position. This initial assessment is then followed by extensive credit analysis, including asset valuation work; financial modeling and scenario analysis; cash flow and liquidity analyses; and legal, tax and accounting review. Blackstone Credit & Insurance’s diligence process will also include a detailed review of key qualitative factors, including the strength of management, quality / strategic value of the company’s assets, and potential operational risks. Further detail on this process is outlined below.
Initial Review. The investment team examines information furnished by the target company and external sources, including financial sponsors, banks, advisors and rating agencies, if applicable, to determine whether the investment meets our basic investment criteria within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. Blackstone Credit & Insurance conducts detailed due diligence investigations. Given its incumbent positions, for the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated Blackstone Credit & Insurance research analyst, the results of which are available for the transaction team to review.
Credit Analysis/Due Diligence. Before undertaking an investment, the investment team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy for originated investments, which may include:
•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and estimated financial results;
•a detailed analysis of industry and customer dynamics, competitive position, regulatory, tax, legal, environmental, social and governance matters;
•a detailed financial modeling and scenario analysis;

•reference calls within the Blackstone network on the company and relevant industry outlook;
•on-site visits and customer and supplier reference calls, if deemed necessary;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•a review of financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•a review of management’s experience and track record.
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
The foregoing initial assessment is then followed by extensive credit analysis, including asset valuation, financial analysis, cash flow analysis and scenario analysis, legal and accounting review, and comparable credit and equity analyses. A thorough assessment of structure and leverage of a transaction and how the particular investment fits into the overall investment strategy of the portfolio is conducted. Blackstone Credit & Insurance’s typical investment process (including diligence) for an originated investment opportunity typically spans two to six months, from the initial screen through final approval and funding. Depending on the deal, each investment team typically consists of four to five investment professionals, consisting of a senior managing director, managing director, principal or vice president and associate and/or analyst.
The Investment Committee utilizes a consensus-driven approach and includes long-tenured professionals that have been with Blackstone Credit & Insurance on average of over 15 years and have over 22 years of industry experience: Brad Marshall, Michael Zawadzki, Michael Carruthers, Brad Colman, Robert Horn, Valerie Kritsberg, Daniel Oneglia, Viral Patel, Robert Petrini and Louis Salvatore. For transactions above certain size parameters, others who participate in the Investment Committee process include members of Blackstone senior leadership, Jon Gray, Michael Chae, Vikrant Sawhney, and Ken Caplan, as well as others on the investment team responsible for conducting due diligence, and other senior members of Blackstone Credit & Insurance and broader Blackstone. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to the CIO or Portfolio Manager of a strategy or fund.
The Investment Committee review process is multi-step and iterative and occurs in parallel with the diligence and structuring of investments. The initial investment screening process involves an Investment Committee “Heads-Up” review presentation by the senior managing director leading a given transaction and members of the investment team. The Heads-Up review involves the production of a short memorandum with a focus on the following diligence items: an early diligence review of the underlying business fundamentals; expected return potential; expected investment size; assessment of key risks; and an appropriate initial diligence plan. At this point in the decision-making process, the Investment Committee will decide whether or not the investment team should proceed with deeper diligence on the investment opportunity.
Once in-depth diligence has commenced, the investment team compiles its findings, credit risks and mitigants, and preliminary transaction recommendation into a memorandum that is presented to a select group of senior managing directors in a weekly forum referred to as “Office Hours.” Office Hours provides a subset of the Investment Committee the opportunity to review the investment team’s detailed diligence findings in advance of presenting to the full Investment Committee, and to pose questions and recommendations to the investment team regarding its credit evaluation.
The ultimate results and findings of the investment analysis, including any follow up diligence items identified at Office Hours, are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee (or delegate, if applicable) for final investment review and approval.

Each investment requires the consent of the Investment Committee (or delegate, if applicable), which may emphasize the following key criteria (among others) in making a decision:
•Company Analysis: Does the company meet the below key investment criteria?
◦Leading market share position
◦Consistent revenue growth
◦Sustainable barriers to entry that drive pricing power
◦High quality management team
◦Stable financials: strong free cash flow generation, high earnings before interest and tax margins
◦Conservative capital structure with significant underlying equity value
◦Liquidity to withstand market cycles
•Industry Analysis: Is there a favorable industry structure with respect to customers, suppliers and regulation?
•Due Diligence: Have we fully diligenced each of the investment criteria? Have we completely vetted each of the risk factors identified throughout the diligence and Investment Committee process?
•Risk of Principal Loss & Risk/Reward: What is the expected risk of default on the investment? What is the expected recovery in a severe downside case?
•Valuation: What is the intrinsic value of the business? How has the business historically generated returns on capital? Will these returns continue in the future? What growth opportunities does the business have, if any? Is there substantial equity value to support the capital structure?
•Sponsor and Management: Is the sponsor and management someone we want to partner with? Are their incentives aligned with ours?
•Documentation: Do the key terms of the transaction documentation protect us sufficiently?
•Portfolio Construction: Does the investment fit the broader portfolio? Are we too concentrated with a particular sponsor or industry?
•Return Hurdles: Is the investment expected to generate a rate of return that meets the Company’s objectives?
•Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?
Portfolio Monitoring
Active management of our investments is performed by the team responsible for making the initial investment as well as by members of the Office of the CIO. Blackstone Credit & Insurance believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. Blackstone Credit & Insurance will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, Blackstone Credit & Insurance will work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, Blackstone Credit & Insurance will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a monthly or quarterly basis from portfolio companies. Blackstone Credit & Insurance will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing rigorous assessment of the company’s operating performance and prospects.

While the initial investment team remains primarily responsible for the collection, analysis, and dissemination of financial information received from portfolio companies, portfolio managers and members of the Office of the CIO, consisting of 84 professionals as of January 1, 2024, also review portfolio reporting on a daily, weekly, and monthly basis to identify early signs of outperformance or underperformance. Blackstone Credit & Insurance maintains several formal forums to review and monitor the portfolio. Quarterly portfolio reviews are conducted to identify broad trends across the portfolio and assess recent performance. Blackstone Credit & Insurance conducts industry-specific reviews across both our private and liquids businesses to provide in-depth insights into particular sectors, bringing together comprehensive insights across our platform. In addition, weekly portfolio review committees and monthly Watch List Committee meetings are used for in-depth reviews of credits, as further described below.
In instances of weaker than expected performance, members of the Office of the CIO, including 24 professionals dedicated to portfolio and asset management, may work closely with deal teams to review and diligence the source of underperformance, re-underwrite the business, and develop a comprehensive strategy for go-forward management of the position. Blackstone Credit & Insurance’s Asset Management Group, housed within the Office of the CIO, comprises a team of functionally-oriented professionals focused on three verticals: Financial Solutions, Operational Asset Management, and Legal / Restructuring. Financial Solutions provides detailed financial analysis, re-underwriting capabilities, and support for portfolio companies such as cash flow estimates or other financial management tools, as needed. Operational Asset Management assesses portfolio company processes, management, and operational capabilities to support and drive operational improvements. Operational Asset Management also is responsible for our Value Creation Program, which leverages the scale of the broader Blackstone platform in order to improve operations and profitability at Blackstone Credit & Insurance portfolio companies.
Financial reporting for portfolio companies is reviewed on a daily, weekly and monthly basis by deal teams and members of the Office of the CIO, including the Asset Management Group. Blackstone Credit & Insurance utilizes a series of proprietary portfolio dashboards and automated reports to ensure responsible parties receive detailed information on a timely basis. Each week, all financial reporting results across the portfolio are aggregated and distributed to the portfolio management team for review. Portfolio company performance updates, including recent developments and go-forward action plans for underperforming assets, are reviewed at portfolio review committee and Watch List Committee meetings. Individual credits are discussed in depth at weekly portfolio review committee meetings, which include members of the Investment Committee. Our formal watch list, which is managed by the Office of the CIO, is reviewed at monthly Watch List Committee meetings, with interim updates as needed.
The Watch List Committee is comprised of members of the Investment Committee and includes investment professionals from both our Liquid Credit and Private Credit businesses. On a quarterly basis, the watch list is also reviewed in depth with Blackstone senior management including President and COO Jonathan Gray, CFO Michael Chae, and Global Co-CIO Ken Caplan.
Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, the Board of Trustees reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith, based on the input of the Audit Committee, the Adviser’s valuation committee and where applicable, the independent valuation firms and other external service providers, based on procedures adopted by, and subject to the supervision of, the Board of Trustees.
Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Value Creation Program. The Adviser and the Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.

Exit
In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments to include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to seven years, based on Blackstone Credit & Insurance’s past experience, we believe most of these securities will be redeemed or sold prior to maturity. These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the credit and capital markets have deteriorated.
The investment team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the Adviser’s ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders, research analysts and capital markets functions, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investments
As of December 31, 2023 the fair value of our investments was $50,743.9 million in 503 portfolio companies. The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023
	Cost	Fair value	% of Total Investments at Fair Value
First lien debt	$45,837,261	$45,534,013	89.7%
Second lien debt	1,826,541	1,736,088	3.4
Unsecured debt	18,182	18,171	0.0
Structured finance investments	443,228	436,863	0.9
Investments in joint ventures	2,120,206	2,161,525	4.3
Equity investments (1)	776,305	857,251	1.7
Total	$51,021,723	$50,743,911	100.0%
(1)Includes equity investment in SLC.

As of December 31, 2023 the Company had unfunded commitments, including delayed draw terms loans and revolvers, in the aggregate principal amount of $5,370.8 million.
See the Consolidated Schedule of Investments as of December 31, 2023, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
General
Blackstone Credit & Insurance, including the Adviser, provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit & Insurance may establish (other than the Company) (collectively the “Other Blackstone Credit & Insurance Clients”). In addition, Blackstone provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone may establish (together with the Other Blackstone Credit & Insurance Clients, the “Other Clients”). See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates—There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.”

Blackstone Credit & Insurance will share any investment and sale opportunities with its other clients and the Company in accordance with the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this annual report, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.
Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions which could limit our ability to participate in co-investment transactions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Co-Investment Relief.”
Competition
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
For additional information concerning the competitive risks we face, see “Item 1A.—Risk Factors—Risks Related To Our Business And Structure.”
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

Human Resource Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.
Regulation as a Business Development Company
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any Eligible Portfolio Company controlled by the BDC.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
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
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such issuance. On September 25, 2018, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
We have established asset based credit facilities and may establish future facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facilities bear, and it is anticipated that any future credit facilities will bear interest at floating rates at to be determined spreads over SOFR or another reference rate. Shareholders indirectly bear the costs associated with any borrowings under a credit facility or otherwise, including increased management fees payable to the Adviser as a result of such borrowings. Our current credit facilities require us, and future lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
We also issued unsecured bonds and may have additional bond offerings in the future.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.
We have also created leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle and may enter into other debt securitizations in the future. Debt securitizations (including in CLOs) are a form of secured financing, which would generally be consolidated on our financial statements and subject to our overall asset coverage requirement. There can be no assurance that we will be able to obtain a CLO debt securitization on favorable terms or at all or that any such financing will benefit our investment performance. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information.
Investment Advisory Agreement
The Adviser provides management services to us pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement has been approved by the Board. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
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
Pursuant to the Investment Advisory Agreement. we pay our Advisor a fee for investment advisory and management services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.
Management Fees
The management fee is payable monthly and is settled and paid quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
For the first calendar month in which we had operations, net assets were measured as the beginning net assets as of the date on which the Company broke escrow on January 7, 2021 (the “Escrow Break Date”). Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. In addition, the Adviser agreed to waive its management fee for the first six months following the date on which we break escrow for our offering.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component of the incentive fee is based on a percentage of our income and the other component is based on a percentage of our capital gains, each as described below.

(i) Income Based Incentive Fees
The first part of incentive fees is based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Shareholders may be charged a fee on an income amount that is higher than the income shareholders may ultimately receive.
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
We will pay the Adviser an income based incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
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
(ii) Capital Gains based Incentive Fee
The second component of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year in arrears. The amount payable equals:
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
Administration Agreement
Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator intends to hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation from the Administrator for its sub-administrative services under a sub-administration agreement.

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
Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority outstanding voting securities, which means the lesser of (1) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (2) more than 50% of the outstanding voting securities of such company. In addition, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice, without payment of any penalty. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provides that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser or Administrator, as applicable, an affiliate of the Adviser or Administrator or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.
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
Class I shares are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) through certain registered investment advisers, (5) by our executive officers and trustees and their immediate family members, as well as officers and employees of the Adviser, Blackstone, Blackstone Credit & Insurance or other affiliates and their immediate family members, and joint venture partners, consultants and other service providers or (6) by other categories of investors that we name in an amendment or supplement to the prospectus. In certain cases, where a holder of Class S or Class D shares exits a relationship with a participating broker for our offering and does not enter into a new relationship with a participating broker for our offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares.
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
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our tax treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of the sum of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to our shareholders. See “Description of our Shares” and “Material U.S. Federal Income Tax Considerations.”
The per share amount of distributions on Class I, Class S, and Class D shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Ctlass I shares).
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

Distribution and Servicing Plan
The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to the Class I, Class S, and Class D on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%
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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company’s Common Shares are sold to certain feeder vehicles primarily created to hold the Company’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company will not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.
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
Proxy Voting Records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.
Material U.S. Federal Income Tax Considerations
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
The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.
To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in clause 3(b) above).
As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. The Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gain.

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
If the Company fails to qualify as a RIC or fails to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
Reporting Obligations and Available Information
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statements on Schedule 14A, and our trustees, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 16(a) of the 1934 Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. We have made available free of charge on our website (www.bcred.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K and our governing documents.
Item 1A. Risk Factors.
Investing in our shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks set forth below are not the only risks we face. Such additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
A.Risks Related to Our Business and Structure
Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
Conditions in the medium and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the 2008-2009 financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Blackstone Credit & Insurance were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit & Insurance and its senior management team. The departure of any members of Blackstone Credit & Insurance’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
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
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days' written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.
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
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in U.S. private companies. As a result of these new competitors entering the financing markets in which we operate, competition for investment opportunities in U.S. private companies may intensify. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in U.S. private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful. Blackstone Credit & Insurance, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction, involving an affiliate.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Common Shares in any periodic public or private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.
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

Although we have implemented a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.
Our Board may amend or suspend the share repurchase program at any time in its discretion (including to offer to purchase fewer shares). Shareholders may not be able to sell their shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
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
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from any securities offering. Therefore, portions of the distributions that we make may represent a return of capital to a shareholder that will lower such shareholder’s tax basis in its shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions, if any, might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero)
by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from securities offerings, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
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
As a public reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.
President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.

Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
We, the Adviser, the Intermediary Manager and respective affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
Our business and the businesses of the Adviser, the Intermediary Manager and their affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.
We, the Adviser, the Intermediary Manager and their respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Adviser, the Intermediary Manager, our investments or other investments the Adviser or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Adviser, Intermediary Manager or their affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser, the Intermediary Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.
In addition, efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, a future change in administration may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.

The impact of financial reform legislation on us is uncertain.
In light of past market conditions in the U.S. and global financial markets, the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which instituted a wide range of reforms that have impacted all financial institutions to varying degrees. Because these requirements are relatively new and evolving, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our shareholders.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
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
We hold assets and have made borrowings denominated in foreign currencies, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs. See “—We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.”
General economic conditions could adversely affect the performance of our investments and operations.
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “E.U.”), instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current ongoing conflict between Russia and Ukraine and the escalating conflict in the Middle East, and the rapidly evolving measures in response, could lead to disruption, instability and volatility in the global markets. Certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of any collateral securing our senior secured debt in 2023 and may continue to impact such collateral in 2024. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with the Company, which in turn may result in fewer co-investment opportunities being made available to the Company or impact the Company’s ability to provide additional follow-on support to portfolio companies. The ability of the Company, its subsidiaries and portfolio companies to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations.
Inflation in the United States remained elevated throughout 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Elevated inflation could have an adverse impact on our operating costs, credit facilities, and general and administrative expenses, as these costs could increase at a rate higher than our revenue. Certain of our portfolio companies are in industries that have been impacted by inflation and global supply chain issues. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations, and such pressures and related volatility may continue during 2024. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
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
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine could have a negative impact on those countries and others in the region. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
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
MiFID II obligations could have an adverse effect on the ability of Blackstone Credit & Insurance and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.
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

Therefore, in light of the above, MiFID II could have an adverse effect on the ability of Blackstone Credit & Insurance and its MiFID-authorized EEA affiliates to obtain and to provide research. The new requirements regarding the unbundling of research costs under MiFID II are not consistent with market practice in the United States and the regulatory framework concerning the use of commissions to acquire research developed by the SEC, although the SEC has issued temporary no-action letters to facilitate compliance by firms with the research requirements under MiFID II in a manner that is consistent with the U.S. federal securities laws. Blackstone Credit & Insurance’s access to third-party research may nonetheless be significantly limited. Some EEA jurisdictions extend certain MiFID II obligations also to other market participants (e.g., Alternative Investment Fund Managers) under national law. There is very little guidance, and limited market practice, that has developed in preparation for MiFID II. As such, the precise impact of MiFID II on Blackstone Credit & Insurance and the Company cannot be fully predicted at this stage.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under oversight of our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
Terrorist attacks, acts of war or natural disasters may adversely affect our operations.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the current ongoing conflict between Russia and Ukraine and the escalating conflict in the Middle East, have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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
Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our performance and results of operations.
From 2020 to 2022, in response to the COVID-19 pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this “Risk Factors” section.

In the event of another pandemic or global health crisis like the COVID-19 pandemic, our portfolio companies may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, and in certain geographies, office and residential, could be particularly negatively impacted, as was the case during the COVID-19 pandemic. Our portfolio companies may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our investments. In addition, borrowers of loans, notes and other credit instruments may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, we may be limited in our ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Shareholders may also be negatively impacted if we experience a decline in the pace of capital deployment or fundraising.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, the employees of our Adviser and/or its affiliates may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may affect our Adviser and/or its affiliates by impacting employee morale, integration of new employees and preservation of their culture. Remote working environments may also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on technology platforms, and we rely heavily on Blackstone’s and its affiliates’ analytical, financial, accounting, communications and other data processing systems. Blackstone’s and its affiliates’ systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or its affiliates’ systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on Blackstone’s and/or its affiliates’ systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone and/or its affiliates because they hold a significant amount of confidential and sensitive information about investors, portfolio companies and potential investments. As a result, Blackstone’s and its affiliates’ may face a heightened risk of a security breach or disruption with respect to this information. Measures taken by Blackstone’s and/or its affiliates’ to ensure the integrity of their systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone and/or its affiliates’, our investors, our portfolio companies or potential investments. If Blackstone’s and/or its affiliates’ systems or those of third party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, increased costs, a disruption of our businesses, liability to our counterparties, portfolio companies or fund investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.
In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which we rely. We are reliant on third party service providers for certain aspects of our business, including for our administration, as well as for certain technology platforms, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.

Cybersecurity and data protection have become top priorities for regulators around the world. Many jurisdictions in which we, Blackstone and/or its affiliates operate have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples, the General Data Protection Regulation (“GDPR”) in the European Union, the U.K. Data Protection Act, and the California Privacy Rights Act (“CPRA”). For example, in February 2022, the SEC proposed rules regarding registered investment advisers' and funds' cybersecurity risk management requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings and prompt reporting of incidents to the SEC, which, if adopted, could increase our compliance costs and potential regulatory liability related to cybersecurity. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
Breaches in our, Blackstone’s and/or its affiliates’ security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, Blackstone’s and/or its affiliates’, including the Adviser’s, employees or our shareholders' or counterparties' confidential, proprietary and other information processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our, Blackstone’s and/or its affiliates’, including the Adviser’s, employees', our shareholders', our counterparties' or third parties' business and operations, which could result in significant financial losses, increased costs, liability to our shareholders and other counterparties, regulatory intervention and reputational damage. Furthermore, if we, Blackstone and/or its affiliates fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our shareholders to lose confidence in the effectiveness of our security measures and Blackstone more generally.
Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, Blackstone’s and/or its affiliates’ and our portfolio companies' technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent they engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, they may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies.
We may not be able to obtain and maintain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for, obtaining and maintaining required licenses can be costly and take several months. There is no assurance that we will obtain, and maintain, all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our offering, which could harm our ability to achieve our investment objectives.
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If compliance by broker-dealers with Regulation Best Interest negatively impacts our ability to raise capital in the offering, it may harm our ability to create a diversified portfolio of investments, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.
Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval, unless required by the 1940 Act or applicable law. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report.
Our Board may amend our Declaration of Trust without prior shareholder approval.
Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
B.Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments in senior secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and, subject to compliance with our 80% policy, there is no limit on the amount of any such investments in which we may invest.
Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to rising interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
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
•Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.
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
Mezzanine Loans. Our mezzanine loans generally will be subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and loss of principal. Our mezzanine debt securities generally will have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.
Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations that require eligible risk retainers to purchase and retain specified amounts of the credit risk associated with certain CLOs, which vehicles themselves are invested in CLO securities, warehouse investments and/or senior secured obligations. Risk Retention Vehicles will be structured to satisfy the retention requirements by purchasing and retaining the percentage of CLO notes prescribed under the applicable retention requirements (the “Retention Notes”) and will not include Risk Retention Vehicles that are deemed to be controlled by the Adviser or its affiliates (other than Risk Retention Vehicles we control).

Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. retention requirements and/or the European retention requirements may allow for better economics for us (including through fee rebate arrangements) by creating stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for a specified period. In the case of European Risk Retention Vehicles, the prescribed holding period is the lifetime of the CLO, and in the case of U.S. Risk Retention Vehicles it is the longer of (x) the period until the CLO has paid down its securities to 33% of their original principal amount, (y) the period until the CLO has sold down its assets to 33% of their original principal amount and (z) two years after the closing of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation, and breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the European retention requirements, in claims being brought against the retaining party.
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
We are exposed to risks associated with changes in interest rates.
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

During periods of falling interest rates, payments under the floating rate debt instruments that we hold would generally decrease, resulting in less revenue to us. In the event of a sharply rising interest rate environment, such as during 2022 and 2023, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.
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
We generally do not control our portfolio companies.
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
We are subject to risks related to ESG matters.
Although the Adviser’s consideration of ESG factors is intended to aid the Adviser in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Adviser’s consideration of ESG factors could, to the extent material economic risks associated with an investment are identified, cause the Adviser to consider taking action with respect to a company differently than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds that do not have such considerations. Further, although the Adviser views application of its ESG framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that any consideration of ESG factors or engagement with portfolio companies on ESG, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our shareholders, they may choose not to invest in our shares. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to ESG matters or negative ESG ratings or assessments by third-party ESG raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. New regulatory initiatives related to ESG that are applicable to us could adversely affect our business. For example, the SEC has proposed rules that would require additional disclosures about ESG investment practices by investment advisers and certain funds, including BDCs. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results.
We and our investment adviser could be the target of litigation or regulatory investigations.
We as well as our investment adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and our investment adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
Our investment adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of our investment adviser to manage us, are often impossible to anticipate. Our investment adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our investment adviser.
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by our investment adviser, our administrator, or any of our officers, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
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
The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession. In recent years, we have experienced periods of economic slowdown and in some instances, contraction, as countries and industries around the globe grappled with the short- and long-term economic impacts of the COVID-19 pandemic, elevated inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility and volatility in global capital markets.
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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
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
Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize. We may concentrate our investments in issuers that are part of the software industry, which currently represent more than 25% of our total investments at fair value. Such concentration may change as a result of additional investments in, or divestments of investments in, the software industry and/or fluctuations in the fair value of our investments in the software industry and other industries. software industry and/or fluctuations in the fair value of our investments in the software industry and other industries.
If an industry in which we have significant investments suffers from adverse business or economic conditions, as individual industries have historically experienced to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

We may be subject to risks associated with our investments in the software industry.
The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
We may be subject to risks associated with our investments in the professional services industry.
Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
Our investments in the healthcare providers and services industry face considerable uncertainties.
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
Investing in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.
Investing in originated assets made to large private U.S. borrowers may result in us underperforming in other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, our value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
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
We invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser typically assesses an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because the Firm may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
A lack of liquidity in certain of our investments may adversely affect our business.
We generally invest in companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase shares. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.
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
•market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
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
A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.
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

Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements are generally invested in additional portfolio investments. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We may enter into securities lending agreements.
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
Certain categories of credit default swaps are subject to mandatory clearing, and more categories may be subject to mandatory clearing in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared over-the-counter derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations (including, but not limited to, financial obligations and legal obligations to segregate margins collected by the clearing house) to the Company. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives are considered as part of the value at risk provisions of Rule 18f-4. See “Risk Factors— Risks Related to Debt Financing.”
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

Technological or other innovations and industry disruptions may negatively impact us.
Recent trends in the market generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect the Company and/or its portfolio companies or alter the market practices that help frame its strategy. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
We may invest through various joint ventures.
From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “—When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.”
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

We may syndicate co-investment opportunities, which may be costly.
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
We may invest in significant risk transfer securities, or other similar synthetic instruments, issued by banks or other financial institutions.
Significant risk transfer (“SRT”) securities, or other similar synthetic instruments, typically enable a bank, other financial institution or issuer to transfer the credit risk associated with a pool of underlying obligations (or “reference assets”) to investors, such as us, and are subject to, among other risks, the credit risks associated with the applicable reference assets. In connection with an investment in SRT securities or other similar synthetic instruments, we may have a contractual relationship only with the counterparty of such synthetic instrument, and not with the reference obligor of the reference asset. Accordingly, we generally will have no right to directly enforce compliance by the reference obligor with the terms of the reference asset nor will we have any rights of setoff against the reference obligor or rights with respect to the reference asset. We will not directly benefit from the collateral supporting the reference asset and will not have the benefit of the remedies that would normally be available to a holder of such reference asset. In addition, in the event of the insolvency of the counterparty, we may be treated as a general creditor of such counterparty, and will not have any claim with respect to the reference asset. SRT transactions are typically linked to a first-loss or mezzanine tranche of a larger portfolio; accordingly, an exposure to that portfolio would be leveraged.
C.Risks Related to the Adviser and Its Affiliates
The Adviser and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first business day of the month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Investment Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate consistent with its fiduciary duties and the 1940 Act. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”

Our equity or debt securities may be purchased by the Adviser or its affiliates.
Affiliates of the Adviser have purchased, and in the future, expect to purchase our equity or debt securities. The Adviser and its affiliates will not acquire our equity securities with the intention to resell or re-distribute such shares but may do so with respect to our debt securities. The purchase of such securities by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•the Adviser and its affiliates may have an interest in disposing of our securities at an earlier date so as to recover their investment in our securities;
•substantial purchases of our securities by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf; and
•potential conflicts of interest, including related to the exercise of voting, consent or similar rights under our equity or debt securities
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our portfolio investments, and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blackstone’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
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
The Intermediary Manager’s influence on the offering of our shares gives it the ability to increase the fees payable to the Adviser.
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

We may be subject to additional potential conflicts of interests as a consequence of Blackstone’s status as a public company.

As a consequence of Blackstone’s status as a public company, our officers and trustees, and the employees of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Blackstone were not a public company.
D.Risks Related to Business Development Companies
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets (“Qualifying Assets”), unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a registered closed-end management investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of meeting the annual distribution requirement to avoid paying U.S. federal corporate income tax, as a RIC, we may need to periodically access the capital markets to raise cash in order to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.
We borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could result in a corporate income tax to the Company. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board, including our independent trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our shares. Furthermore, the Company may add leverage to its portfolio through the issuance of preferred shares. Currently, the Company has no intention to issue preferred shares. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not borrowed. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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
Although leverage has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of Common Shares may be subordinated to the interests of the Company’s lenders or debt-holders.
Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under the 1940 Act. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations, and/or liquidity.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
We may default under our credit facilities.
In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our current or future credit ratings may not reflect all risks of an investment in our debt securities.
Any current or future credit ratings of us are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our current or future credit ratings will generally affect the market value of our debt securities. Our current or future credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
The Notes present other risks to common shareholders, including the possibility that such notes could discourage an acquisition of us by a third party.
Certain provisions of the Notes issued by us could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes may have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such Notes. These provisions could discourage an acquisition of us by a third party.
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
If we issue preferred shares or convertible debt securities, the NAV of our Common Shares may become more volatile.
We cannot assure you that the issuance of preferred shares and/or convertible debt securities would result in a higher yield or return to the holders of our Common Shares. The issuance of preferred shares or convertible debt would likely cause the NAV of our Common Shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our Common Shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of Common Shares than if we had not issued the preferred shares or convertible debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our Common Shares. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our Common Shares than if we were not leveraged through the issuance of preferred shares or debt securities.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred shares or convertible debt. In addition, we would pay (and the holders of our Common Shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt, or any combination of these securities. Holders of preferred shares or convertible debt may have different interests than holders of Common Shares and may at times have disproportionate influence over our affairs.
Holders of any preferred shares that we may issue will have the right to elect certain members of our Board and have class voting rights on certain matters.
The 1940 Act requires that holders of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our Common Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. Federal income tax purposes.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (1)	(24.48)%	(15.14)%	(5.80)%	3.55%	12.89%
(1)Based on (i) $53.3 billion in total assets as of December 31, 2023, (ii) $23.4 billion in outstanding indebtedness at par, as of December 31, 2023, (iii) $28.5 billion in net assets as of December 31, 2023 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2023, of 7.06%.
Based on an outstanding indebtedness, at par, of $23.4 billion as of December 31, 2023 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 7.06% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.10% to cover annual interest payments on the outstanding debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” for more information regarding our borrowings.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
Compliance with SEC Rule 18f-4 governing derivatives and use of leverage may limit our investment discretion.
Among other things, Rule 18f-4 under the 1940 Act, eliminates the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Rule 18f-4 also limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, limited derivatives users (as defined in Rule 18f-4), such as the Company, however, would not be subject to the full requirements of Rule 18f-4. Under Rule 18f-4, a fund may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the fund has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company has adopted policies and procedures to comply with the requirements of the rule. Compliance with Rule 18f-4 may limit our ability to use derivatives and/or enter into certain other financial contracts.
We have formed CLOs, and may form additional CLOs in the future, which may subject us to certain structured financing risks.
To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Depending on how these CLOs are structured, an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

For the CLOs we create we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our RIC tax treatment, which would have a material adverse effect on an investment in the shares.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrowers, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.
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
F.Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Code or satisfy RIC distribution requirements.
To maintain RIC tax treatment under Subchapter M of the Code and avoid being subject to U.S. federal corporate income tax, we must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. We may have difficulty complying with these requirements. In particular, if we have equity investments in portfolio companies that are treated as partnerships or other pass-through entities for tax purposes, we may not have control over, or receive accurate information about, the underlying income and assets of those portfolio companies that are taken into account in determining our compliance with the income source and quarterly asset diversification requirements. If we do not maintain our RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Furthermore, we have elected to amortize market discount and include such amounts in our taxable income on a current basis, instead of upon disposition of the applicable debt obligation.

Because any original issue discount, market discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for taxation as a RIC under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.
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
G.Risks Related to an Investment in the Common Shares
We may have difficulty paying distributions and the tax character of any distributions is uncertain.
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, if any class of the Common Shares were not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to prohibit “benefit plan investors” from acquiring Common Shares that are part of a class of Common Shares which are not considered “publicly-offered securities.” As of the date of this report, we believe all classes of Common Shares that are currently outstanding are “publicly-offered securities” for purposes of the Plan Asset Regulations.
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
For any class of Common Shares deemed not to be “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing such class of Common Shares; (b) prohibit any redemption of such class of Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

No shareholder approval is required for certain mergers.
The Independent Trustees of our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Blackstone Credit & Insurance. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
Shareholders may experience dilution.
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.
Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in the offering, our Board may elect, without shareholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in the offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.
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
The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or shareholders;
•departure of either of the Adviser or certain of its respective key personnel;
•operating performance of companies comparable to us;
•general economic trends and other external factors; and
•loss of a major funding source.

Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting economic conditions in the U.S. and/or elsewhere or globally, such as the general negative performance of the credit sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S banking system, or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East) could cause our shareholders to seek the repurchase of their shares pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
In addition, shareholders have and may continue to seek, and certain financial intermediaries have and may continue to recommend to their clients that they seek, to repurchase some or all of the shares of our Common Shares that they hold. A significant volume of repurchase requests in a given period, can cause requests to exceed the amount we offer to repurchase each quarter under our share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period (including relative to our quarterly repurchase target amount). See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Program.”
Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.
The Adviser, Blackstone Credit & Insurance, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit & Insurance, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:
“Other Blackstone Credit & Insurance Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Other Blackstone Credit & Insurance Clients own interests) that Blackstone Credit & Insurance may establish, advise or sub-advise from time to time and to which Blackstone Credit & Insurance provides investment management or sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone Credit & Insurance to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided, that for the avoidance of doubt, “Other Blackstone Credit & Insurance Clients” shall not include Blackstone Credit & Insurance in its role as principal of any account, including any such accounts for which Blackstone Credit & Insurance or an affiliate thereof acts as an advisor.
“Blackstone Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other Blackstone Credit & Insurance Clients), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an advisor.
“Other Clients” means, collectively, Other Blackstone Credit & Insurance Clients and Blackstone Clients.

Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit & Insurance may create a greater incentive for Blackstone Credit & Insurance to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit & Insurance and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments. Our Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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
The Firm’s Policies and Procedures. The Firm has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions are expected to reduce the synergies across the Firm’s various businesses that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Firm has many different asset management and advisory businesses, including private equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at the Firm, the Firm has implemented certain policies and procedures (e.g., information wall policy) regarding the sharing of information that could reduce the positive synergies that the Company expects to utilize for purposes of identifying and managing attractive investments. For example, the Firm will from time to time come into possession of material non-public information with respect to companies, including companies in which the Company has investments or might be considering making an investment or companies that are clients of the Firm. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at the Firm. Personnel of the Firm could be unable, for example, to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser could also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Client has or has considered making an investment or which is otherwise a client of the Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm could enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, could require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.

Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities have the potential to be in competition with the Company and/or to involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit & Insurance’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit & Insurance and Blackstone Credit & Insurance personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit & Insurance can share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit & Insurance personnel can share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit & Insurance’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit & Insurance’s judgment in this regard.
Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser are likely to have a greater financial interest in the performance of such other funds or accounts than the performance of the Company. Such involvement is expected to create conflicts of interest in making investments on behalf of the Company and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, credit funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority), which is expected to give rise to conflicts of interest related to misaligned interests between the Company and such persons. There could be situations in which such alternative investment funds invest in the same portfolio companies as the Company and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, the Company if permitted under the 1940 Act and other applicable law. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company and are not expected to receive notice should the Company make investments in which such persons hold direct or indirect interests.

Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Adviser and/or Blackstone Credit & Insurance in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.
Secondments and Internships. Certain personnel of Blackstone and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors and service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operational support, data management and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by Blackstone and its affiliates or the organization for which the personnel are working or both. In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to serve internships at or otherwise provide consulting services to, Blackstone, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their respective portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. If a portfolio company pays the cost it will be borne directly or indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly, Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance.

Other Benefits. Blackstone Credit & Insurance and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Fund Expenses”), often result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points, “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit & Insurance, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. (See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” herein). Similarly, Blackstone Credit & Insurance, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees have the potential to give rise to conflicts of interest in connection with the Company’s investment activities, and while the Adviser and Blackstone Credit & Insurance will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit & Insurance is expected to engage and retain strategic advisors, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which is expected to include current and former executives or other personnel of Blackstone and/or Blackstone Credit & Insurance, as well as current and former executives or other personnel of Blackstone’s and/or Blackstone Credit & Insurance’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit & Insurance and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit & Insurance or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to Blackstone Credit & Insurance or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit & Insurance under the Investment Advisory Agreement, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fee payable by the Company) and not Blackstone Credit & Insurance. Similarly, the Company, Other Clients and their portfolio companies are expected to retain and pay compensation to Senior and Other Advisors to provide services.
Any amounts paid by the Company or a portfolio company to Senior and Other Advisors in connection with the above services, including cash fees, profits, or equity interests in a portfolio company, discretionary bonus awards, performance-based compensation (e.g., promote), sourcing fees, retainers and expense reimbursements, will be treated as Company Expenses or expenses of the portfolio company, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit & Insurance, be chargeable to Blackstone Credit & Insurance or be deemed paid to or received by Blackstone Credit & Insurance, and such amounts will not reduce the management fees or incentive fees payable. Amounts charged by Senior and Other Advisors will not necessarily be confirmed as being comparable to market rates for such services.

To the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they can be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation can, depending on its structure, reduce the Company’s returns. Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as Other Clients could be (or could have the preferred right to be) investors in Blackstone Credit & Insurance’s portfolio companies (which, in some cases, can involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as Other Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. Senior and Other Advisors’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Senior and Other Advisors.
The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Adviser and/or Blackstone Credit & Insurance on transactions, provide the Adviser and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and could be exclusive service providers to Blackstone Credit & Insurance) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company expects to rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit & Insurance can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit & Insurance “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit & Insurance, receive administrative support from Blackstone Credit & Insurance personnel, participate in general meetings and events for Blackstone Credit & Insurance personnel, work on Blackstone Credit & Insurance matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit & Insurance employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit & Insurance. Under many of these arrangements, there can be no assurance that the amount of compensation paid in a particular period of time will be proportional to the amount of hours worked or the amount or tangible work product generated by the Senior and Other Advisors during such time. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Adviser. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit & Insurance is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit & Insurance expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Company Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit & Insurance, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other

Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients could benefit the Company), and Blackstone Credit & Insurance shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will, in certain circumstances, enter into an arrangement with one or more individuals (who could be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, generally will have experience or capability in sourcing or managing investments, and could form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company (which, to the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, can take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals), or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or another similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliates entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Company Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None the fees, costs or expenses described above will reduce the management fee.
In addition, the Adviser will, in certain circumstances, engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors can receive reimbursement of reasonable related expenses by portfolio companies or the Company and could have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors are permitted to receive special additional fees or allocations which have the potential to not be comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fees) and not Blackstone Credit & Insurance.
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone could nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and Other Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone expects to, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein can give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that would have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies are expected to, from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board of Trustees. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By executing a subscription agreement with respect to the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Blackstone and releases Blackstone from any liability arising from the existence of any such conflict of interest.
In addition, from time to time, certain advisors and service providers (including law firms) temporarily provide their personnel to Blackstone, Other Clients or their portfolio companies pursuant to various arrangements including at cost or at no cost. (See also “—Secondments and Internships” herein.) While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company, Other Clients or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fee will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above could provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance.
Multiple Blackstone Business Lines. Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone Credit & Insurance, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with Blackstone that would be relevant to monitoring the investments and other activities. These types of restrictions from time to time will negatively impact the ability of the Company to implement its investment program. Finally, Blackstone personnel who are members of the investment team or investment committee could be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other business activities, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.

Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. Blackstone has long-term relationships with a significant number of corporations and their senior management. Blackstone will consider those relationships when evaluating an investment opportunity, which has the potential to result in Blackstone choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company could be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone has or will have or transactions or investments that Blackstone makes or has made. (See also “Allocation of Investment Opportunities” and “Portfolio Company Relationships.”) Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to the Company. The Company is also permitted to co-invest with Other Clients or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by Blackstone with respect to the investments and otherwise result in a conflict (see also “—Other Clients; Allocation of Investment Opportunities” herein). Company would otherwise have to buy or sell certain assets, and may require that the Company dispose of an investment at an inopportune time.
Blackstone Policies and Procedures; Information Walls. Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, are implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that the Company could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which Other Clients have investments or might be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, it is possible that the Company will not be able to initiate a transaction that it otherwise might have initiated and will not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from making certain investments, the Company and the Adviser would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. (See “—Allocation of Investment Opportunities”).

Data. The Firm receives, generates and/or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients and service providers, including but not limited to data and information relating to or created in connection with business operations, financial information results, trends, budgets, energy usage, plans, ESG, carbon emissions and related metrics, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data”. The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties and service providers. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, as well as with related parties and service providers. Further, this alternative data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry, enhance the Firm’s ability to provide advice or direction to a portfolio company’s management team on strategy or operations and enable the Firm to execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Blackstone would serve as the repository for data described in this paragraph, including with ownership and use rights therein. The Firm is also permitted to share data from a portfolio company (on an anonymized basis) with a portfolio company of an Other Client, which has the potential to increase a competitive disadvantage for, and indirectly harm, such portfolio company (although the opposite may be true as well, in which case a portfolio company of the Company may receive data from a portfolio company of an Other Client). In addition, the Firm could have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use and distribute data and information from the Company’s activities to assist in the pursuit of the Firm’s various other activities, including but not limited to trading activities or use for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry can, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading or other business activities is expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and the shareholders acknowledge and agree that any benefits received by the Firm or its personnel (including fees (in cash or in kind), costs and expenses) will not reduce the management fees or incentive fees payable to the Adviser or otherwise shared with the Company or its shareholders. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits the Firm or Other Clients.

Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services are expected to include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit & Insurance in its sole discretion, with Blackstone Credit & Insurance able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which is expected to include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such data management services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Blackstone and Blackstone Credit & Insurance Strategic Relationships. Blackstone and Blackstone Credit & Insurance have entered, and it can be expected that Blackstone and Blackstone Credit & Insurance in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit & Insurance (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to the Company’s strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) the Company and one or more Other Clients, as applicable (which can include a subscription or capital commitment, as applicable, already made recently to another Other Client) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit & Insurance strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to or investment in (as applicable) multiple Blackstone or Blackstone Credit & Insurance Clients, one of which could include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored-nations” election process (if any) any rights or benefits afforded through a Strategic Relationship (for the avoidance of doubt, no further disclosure or reporting information will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest (as applicable), secondment of personnel from the investor to Blackstone or Blackstone Credit & Insurance (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit & Insurance or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit & Insurance Clients (including in respect of any carried interest (as applicable) and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship could include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit & Insurance personnel), reserves the right to receive compensation from Strategic Relationships and could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.

Blackstone Credit & Insurance Value Creation Program. The Value Creation Program is a global platform that is part of Blackstone’s Portfolio Operations Group (the “Portfolio Operations Group”) and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit & Insurance portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:
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
Members of Blackstone’s Portfolio Operations Group (including Blackstone Credit & Insurance Value Creation), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. Any payments made or fees paid (which fees or payments will also in certain instances be structured as a reimbursement of internal compensation costs for time spent) by such portfolio companies to Blackstone for services rendered to such portfolio companies will generally be no greater than what would be paid in an arm’s-length transaction for similar overalls services, and such payments or fees received will not reduce the management fee payable by the Company. As a result, Blackstone is likely to be incentivized to cause members of the Portfolio Operations Group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee. On the other hand, there can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone through the life of the Company. The level of involvement and role of Blackstone’s Portfolio Operations Group within each part of Blackstone with respect to any of the Company’s portfolio companies are expected to vary, including having no involvement or role at all. In addition, the Portfolio Operations Group will provide services to the Company’s portfolio companies as described in more detail in “—Firm Affiliated Service Providers”, including facilitation of arrangements for Portfolio Companies relating to group procurement (such as the group purchasing organization) and other operational, administrative or management related matters from third parties or Firm affiliates, and other similar operational initiatives. These services can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio companies. See also “—Other Fees”, “—Group Procurement; Discounts” and “—Firm Affiliated Service Providers” for further information regarding such programs.
Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board of Trustees or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone could have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm will not be required to solicit third party bids or obtain a third party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.
Other Firm Businesses, Activities and Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, advisory and other services. In addition, from time to time, the Firm will provide services in the future beyond those currently provided. Shareholders will not receive any benefit from any fees relating to such services.
In the regular course of its capital markets, investment banking, real estate advisory and other businesses, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to transactions that could give rise to other transactions that are suitable for the Company. In such a case, a Blackstone advisory client would typically require Blackstone to act exclusively on its behalf. Such advisory client requests have the potential to preclude all Blackstone-affiliated clients, including the Company, from participating in related transactions that would otherwise be suitable. Blackstone will be under no obligation to decline any such engagements in order to make an investment opportunity available to the Company. In connection with its capital markets, investment banking, advisory, real estate and other businesses, Blackstone comes into possession of information that limits its ability to engage in potential transactions. The Company’s activities are expected to be constrained as a result of the inability of Blackstone personnel to use such information. For example, employees of Blackstone from time to time are prohibited by law or contract from sharing information with members of the Company’s investment team. Additionally, there are expected to be circumstances in which one or more individuals associated with Blackstone affiliates (including clients) will be precluded from providing services related to the Company’s activities because of certain confidential information available to those individuals or to other parts of Blackstone (e.g., trading can be restricted). Where Blackstone affiliates are engaged to find buyers or financing sources for potential sellers of assets, the seller can permit the Company to act as a participant in such transactions (as a buyer or financing partner), which would raise certain conflicts of interest inherent in such a situation (including as to the negotiation of the purchase price).
The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Adviser. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, Blackstone Credit & Insurance may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest could be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.
In addition, the 1940 Act limits the Company’s ability to undertake certain transactions with its affiliates that are registered under the 1940 Act or regulated as BDCs under the 1940 Act. As a result of these restrictions, the Company could be prohibited from executing “joint” transactions with such affiliates, which could include investments in the same portfolio company (whether at the same or different times). These limitations have the potential to limit the scope of investment opportunities that would otherwise be available to the Company.

Blackstone Credit & Insurance has received an exemptive order that permits certain funds, among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit & Insurance, and certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates subject to certain terms and conditions. In addition, other present and future activities of the Firm and its affiliates (including Blackstone Credit & Insurance and the Adviser) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Adviser will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that, subject to applicable law, conflicts will not necessarily be resolved in favor of the Company’s interests.
Transactions with Clients of Blackstone Insurance Solutions. Blackstone Insurance Solutions (“BIS”) is the business segment of Blackstone Credit & Insurance that provides investment advisory services to insurers, including among others, (i) Fidelity Life Insurance Company and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (iii) certain subsidiaries of Corebridge Financial, Inc. (“Corebridge”) and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which BIS provides services are, or may be in the future, owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part. Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer (including, without limitation, each of FGL, Everlake, Corebridge and Resolution Life) participates in investments directly and there is no separate vehicle controlled by Blackstone (for the purposes of this paragraph only, collectively, “BIS Clients”, and each BIS Client is an Other Client for purposes other than this paragraph). BIS Clients, including clients with whom BXCI has an advisory relationship, have invested and are expected to continue investing in Other Clients and/or the Company. Certain BIS Clients have investment objectives that overlap with those of the Company (and Blackstone Credit & Insurance, or a business segment thereof, has entered into sub-management agreements with BIS to manage (for a fee, which such fees may be shared with BIS) the assets of certain such BIS Clients with respect to investments that overlap in part with the Company’s investment directive) or its portfolio companies and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also engage in a variety of activities, including participating in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies or at a different time or on different terms. BIS Clients will also from time to time acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit & Insurance determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit & Insurance or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board of Trustees and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone reserves the right, in its sole discretion, to involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. From time to time, the applicable BIS Clients participating in a transaction will be required to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board of Trustees). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a BIS Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a BIS Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.

Allocation of Portfolios. The Firm will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool will have an opportunistic return profile, while others will have a return profile not appropriate for the Company. Also, a pool can contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among the Company and Other Clients acquiring any of the assets, securities and instruments, although the Firm could, in certain circumstances, allocate value to the Company and such Other Clients on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.
Holding Entities. The Firm may determine that for legal, tax, regulatory, accounting, administrative or other reasons the Company should hold a particular investment (or a portion of an investment or pool of assets) through a single holding entity through which the Company and one or more Other Clients hold different investments (or a different portion of such investment or pool of assets), including where such investment or pool has been divided and allocated among the Company and such Other Clients. Over time, it is possible that the Company and/or Other Clients may make different decisions with respect to the investments held through such holding entities and therefore may have differing economic rights, obligations or liabilities with respect to a holding entity. In such circumstances, the economic rights, liabilities and obligations in respect of the investment (or portion of an investment or pool of assets) that is indirectly held by the Company would be specifically attributed to the Company, and the Company would be deemed to hold its investment (or portion of an investment or pool of assets) separately from, and not jointly with, such Other Clients (and vice versa in respect of the investments (or portion of an investment or pool of assets) held indirectly through such holding entity by such Other Clients). Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to the Company and/or Other Clients. It is possible that the Company or an affiliate will be initially responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, Other Clients participating through such structure for their investments and it is expected that such Other Clients reimburse the Company or the Company would reimburse such affiliate for any such costs and expenses on a pro rata basis.
Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone could have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Certain such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that are expected to be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates will be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices could be averaged, which has the potential to be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it is not always in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit & Insurance may in its sole discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there could be circumstances where Blackstone Credit & Insurance agrees to implement certain procedures to ameliorate conflicts of interest that involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit & Insurance is expected to cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities may be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Trustees. However, the Company may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between the Company’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board of Trustees and, in some cases, the SEC.
In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit & Insurance to take any particular action could have the effect of benefiting an Other Client and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the same or similar transactions. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser in respect of any Other Client’s investment in a portfolio company.
Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit & Insurance takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit & Insurance and their funds, and such other factors that Blackstone and Blackstone Credit & Insurance deem relevant under the circumstances. The cost of debt alone is not determinative.
It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company occupies a different, and in particular, a more senior, position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the

Adviser believes is often superior to third party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board of Trustees in the case of any of these conflicts.
The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm can decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where the Company or Other Client acquires all or substantially all of a relevant instrument, tranche or class of securities.
In connection with negotiating loans and bank financings in respect of Blackstone Credit & Insurance-sponsored transactions, Blackstone Credit & Insurance will generally obtain the right to participate (for its own account or an Other Client) in a portion of the financings with respect to such Blackstone Credit & Insurance-sponsored transactions on the same terms negotiated by third parties with the Firm or other terms the Adviser determines to be consistent with the market. Although the Firm could rely on third parties to verify market terms, the Firm may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that the Company and its portfolio companies receive market terms.
In addition, it is anticipated that in a bankruptcy proceeding the Company’s interests will likely be subordinated or otherwise adverse to the interests of Other Clients with ownership positions that are more senior to those of the Company. For example, an Other Client that has provided debt financing to an investment of the Company will be permitted to take actions for its benefit, particularly if the Company’s investment is in financial distress, which adversely impact the value of the Company’s subordinated interests.
Although Other Clients can be expected to provide financing to the Company and its portfolio companies subject to the requirements of the 1940 Act, there can be no assurance that any Other Client will indeed provide any such financing with respect to any particular investment. Participation by Other Clients in some but not all financings of the Company and its portfolio companies has the potential to adversely impact the ability of the Company and its portfolio companies to obtain financing from third parties when Other Clients do not participate, as it could serve as a negative signal to market participants.

Any financing provided by a shareholder or an affiliate to the Company or a portfolio company is not an investment in the Company.
The respective investment programs of the Company and the Other Clients may or may not be substantially similar. Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of Blackstone Credit & Insurance to allocate investment opportunities and sale opportunities on a basis deemed by Blackstone Credit & Insurance, in its sole discretion, to be fair and equitable over time.
Conflicting Fiduciary Duties to Debt Funds. Other Clients include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, commercial mortgage-backed securities and other debt instruments. As discussed above, it is expected that these Other Clients or investors therein will be offered the opportunity, subject to applicable law, to provide financing with respect to investments made by the Company and its portfolio companies. The Firm owes a fiduciary duty and/or other obligations to these Other Clients as well as to the Company and will encounter conflicts in the exercise of these duties and/or obligations. For example, if an Other Client purchases high-yield securities or other debt instruments of a portfolio company of the Company, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to the Company, the Firm will encounter conflicts in providing advice to the Company and to these Other Clients with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where the Company holds an equity investment in a portfolio company, the holders of such portfolio company’s debt instruments (which can include one or more Other Clients) could take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that subordinate or adversely impact the value of the Company’s investment in such portfolio company. More commonly, the Company could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Client. Although measures described in “Related Financing Counterparties” above can mitigate these conflicts, they cannot completely eliminate them. These conflicts related to fiduciary duties to such Other Clients will not necessarily be resolved in favor of the Company, and investors will not always be entitled to receive notice or disclosure of the occurrence of these conflicts.
Similarly, certain Other Clients can be expected to invest in securities of publicly traded companies that are actual or potential investments of the Company or its portfolio companies. The trading activities of those vehicles can differ from or be inconsistent with activities that are undertaken for the account of the Company or its portfolio companies in any such securities or related securities. In addition, the Company could not pursue an investment in a portfolio company otherwise within the investment mandate of the Company as a result of such trading activities by Other Clients.
Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Adviser, Blackstone Credit & Insurance and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.
Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. Blackstone Credit & Insurance has adopted guidelines and policies, which can be expected to be updated from time to time, regarding allocation of investment opportunities. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients.

Blackstone Credit & Insurance provides investment management services to Other Blackstone Credit & Insurance Clients. In addition, Blackstone provides investment management services to Blackstone Clients. Blackstone Credit & Insurance will share appropriate investment opportunities (and sale opportunities) (including, without limitation, secondary market transactions and certain syndicated primary issuance transactions (which generally will not be originated investments)) with Other Clients and the Company in accordance with Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size (generally based on available capacity) or targeted sale size (or, in some sales cases, the aggregate positions held by the Company and the applicable Other Clients), taking into account actual and anticipated investments and capital commitments (as appropriate), available cash, asset-based leverage and relative capital of the Company and the applicable Other Clients and such other factors as Blackstone Credit & Insurance determines in good faith to be appropriate.
To the extent an opportunity is shared with one or more Other Clients, Blackstone Credit & Insurance expects that such Other Clients generally will invest on substantially the same economic terms available to the Company (including sharing of transaction fees and expenses) and generally will exit investments at the same time and on substantially the same economic terms as the Company, and on a pro rata basis with the Company subject to legal, tax, regulatory, accounting or applicable considerations (including the terms of the governing agreements of, or portfolio management considerations applicable to, the Company or such Other Clients); provided that the Company may syndicate a portion of an investment where Other Clients do not also syndicate a portion of the investment or vice versa. (See also “—Transactions with Clients of Blackstone Insurance Solutions and Asset Based Finance”).
Allocation Methodology Considerations. Notwithstanding the foregoing, Blackstone Credit & Insurance may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), other contractual provisions (including Other Clients with minimum allocation provisions), focus (including investment focus on a classification attributable to an investment, such as maturity), parameters and investor preferences of the Company and the Other Clients (including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts or other investment vehicles (whether now in existence or which may be established in the future)) with similar investment strategies and objectives); (iii) diversification and concentration considerations in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector, geography, region, location, market or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the relevant Other Clients (including warehouse vehicles or arrangements (such as CLO warehouses and Blackstone-controlled or third party warehouse arrangements) established for the benefit of current Other Clients or potential future Other Clients), including during a ramp-up (which includes the period prior to or after the initial closing of an Other Client during which its manager is deploying funds already invested or committed (or that its manager anticipates will be invested or committed) and can continue for a period during an Other Client’s fundraising and/or acceptance of future subscriptions as deemed appropriate by the Firm, including to protect against zero or de minimis allocations or in anticipation of future subscriptions) or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting and other considerations or consequences; (vi) regulatory or contractual provisions, obligations, terms, limitations, restrictions or consequences relating to the Company or Other Clients (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of the investment, or of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, location, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit & Insurance by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for the Company and all Other Clients; (xiii) co-investment arrangements, (xiv) available capital of the Company and such Other Clients, (xv) sourcing of the investment, (xvi) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (xvii) expected investment return, (xviii) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xix) capital expenditure required as part of the investment, (xx) portfolio diversification and concentration concerns (including, but not limited to, whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (xxii) timing expected to be necessary to execute an investment, (xxiii) whether Blackstone Credit & Insurance believes that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone and (xxiv) any other considerations deemed relevant by Blackstone Credit & Insurance in good faith.
Subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order, Blackstone Credit & Insurance shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone Credit & Insurance determines in good faith that such opportunity (or portion thereof) should not be presented to the Company, including for any one or a combination of the reasons described above, or if Blackstone Credit & Insurance is otherwise restricted from presenting such investment opportunity to the Company.
Investment Alongside Regulated Funds. In addition, Blackstone Credit & Insurance has received an exemptive order from the SEC that permits certain existing and future Other Blackstone Credit & Insurance Clients that are closed-end management investment companies that have elected to be regulated as a BDC or are registered under the 1940 Act and who intend to rely on the exemptive order (each a “Regulated Fund” and collectively, the “Regulated Funds”), including the Company, among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit & Insurance, and certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates, including the Company and Other Blackstone Credit & Insurance Clients, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that the aggregate targeted investment sizes of the Company, such Other Blackstone Credit & Insurance Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of the Company, such Other Blackstone Credit & Insurance Clients and Regulated Fund(s) will be reduced proportionately based on their respective “available capital” as defined in the co-investment exemptive order, which may result in allocation to the Company in an amount less than what it would otherwise have been if such Other Blackstone Credit & Insurance Client(s) and Regulated Fund(s) did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any such Other Blackstone Credit & Insurance Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company risks being unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest. The Company may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the 1940 Act, related guidance from the SEC and/or the Company’s exemptive order. For example, the Company may be restricted from participating in certain transactions or taking certain actions in respect of portfolio companies in which certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates and/or a Regulated Fund has also invested, which may include, but is not limited to declining to vote, participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order), exercising rights with respect to any such investment, and/or declining to participate in follow-on investments. The Company may also be required to sell an investment to avoid potential violations of the 1940 Act and/or related rules thereunder or for other reasons. In such cases, the Company’s interests in an investment may be adversely affected, including by resulting in the dilution of or decrease in the value of the Company’s investment, or otherwise by resulting in the Company being put in a disadvantageous position with respect to the investment as compared to Other Blackstone Credit & Insurance Clients, including other Regulated Funds. Whether the Company participates or declines to participate in any such action or transaction will be made by the Adviser in its sole discretion and will take into account the Adviser’s fiduciary duties and applicable law, including the 1940 Act, the rules thereunder and/or the exemptive order. There is no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change, and Blackstone Credit & Insurance could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company, any Other Blackstone Credit & Insurance Client and any Regulated Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to the Company.

Moreover, with respect to Blackstone Credit & Insurance’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit & Insurance believes in good faith to be fair and reasonable), Blackstone Credit & Insurance and Blackstone have established general guidelines and policies, which it can be expected to update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed assets) and other matters. In addition, certain Other Clients can receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions could result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by Blackstone Credit & Insurance will be allocated in accordance with Blackstone’s and Blackstone Credit & Insurance’s allocation policies, which provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit & Insurance believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit & Insurance and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit & Insurance will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit & Insurance, the Company and Other Blackstone Credit & Insurance Clients.
When Blackstone Credit & Insurance determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company’s objectives and strategies, and Blackstone or Blackstone Credit & Insurance provides the opportunity or offers the opportunity to Other Clients (or other parties, including portfolio companies), Blackstone or Blackstone Credit & Insurance, including their personnel (including Blackstone Credit & Insurance personnel), will, in certain circumstances, receive compensation from the Other Clients and/or other parties, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit & Insurance. As a result, Blackstone Credit & Insurance (including Blackstone Credit & Insurance personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Other Clients and/or other parties. In addition, in some cases Blackstone or Blackstone Credit & Insurance can be expected to earn greater fees when Other Clients participate alongside or instead of the Company in an investment.
Blackstone Credit & Insurance makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to Blackstone Credit & Insurance, or circumstances not foreseen by Blackstone Credit & Insurance at the time of allocation, can cause an investment opportunity to yield a different return than expected. Conversely, an investment that Blackstone Credit & Insurance expects to be consistent with the Company’s return objectives will, in certain circumstances, fail to achieve them.
The Adviser is permitted, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to Fund shareholders, Other Clients, investors in such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Adviser’s discretion subject to the Company’s exemptive relief. From time to time, Blackstone Credit & Insurance may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity initially allocated to the Company may be allocated to Other Clients or to co-investors in Blackstone Credit & Insurance’s discretion pursuant to the Company’s exemptive relief.
Orders may be combined for the Company and other participating Other Clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that Blackstone Credit & Insurance or its affiliates consider equitable.

Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone or Blackstone Credit & Insurance may pay management fees and performance-based compensation in connection with such arrangements. Blackstone or Blackstone Credit & Insurance may also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates may relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party, or, as indicated above, to other third parties, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to the Company and/or shareholders. This means that co-investment opportunities that are sourced by the Company may be allocated to investors that are not shareholders. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first-call” rights on a particular category of investment opportunities, although there is not expected to be substantial overlap in the investment strategies and/or objectives between the Company and any such firm.
Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit & Insurance can be expected to determine not to pursue some or all of an investment opportunity within the Company’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit & Insurance will, in certain circumstances, determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit & Insurance in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit & Insurance in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit & Insurance could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients could be advised by a different Blackstone or Blackstone Credit & Insurance business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit & Insurance believes to be the case. In any event, there can be no assurance that Blackstone Credit & Insurance’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit & Insurance, including their personnel, are permitted to receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit & Insurance. In some cases, Blackstone or Blackstone Credit & Insurance earns greater fees when Other Clients participate alongside or instead of the Company in an investment.
Cross Transactions. Situations can arise where certain assets held by the Company are transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.
Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit & Insurance has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit & Insurance, subject to applicable law. In addition to participation by Consultants in specific transactions or investment opportunities, Consultants and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for an advisory fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.

In certain circumstances, Blackstone Credit & Insurance will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”) and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. It is expected that many investors who will, in certain circumstances, have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities or will, in certain circumstances, receive a smaller amount of co-investment opportunities than the amount requested. Any co-investments offered by Blackstone Credit & Insurance will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit & Insurance determines to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the incentive fee payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit & Insurance, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
a.General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who could be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit & Insurance deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit & Insurance, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit & Insurance’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor might have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser can establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit & Insurance has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit & Insurance or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses can be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit & Insurance may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
b.Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment. In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities can impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone Credit & Insurance to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone Credit & Insurance, than the terms of the Company, and such different terms may create an incentive for Blackstone Credit & Insurance to manage such vehicles, which could result in the Company receiving a lesser percentage of an investment opportunity than if such co-investment vehicles did not exist. Such relationships will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company can be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.

Fund Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment exemptive order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.
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
Investments in Portfolio Companies Alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest are still expected to arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles are not the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit & Insurance, as a result, could have conflicting goals with respect to the amount, price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times and on different terms.
Firm Involvement in Financing of Third Party Dispositions by the Company. The Company is permitted from time to time dispose of all or a portion of an investment by way of accepting a third-party purchaser’s bid where the Firm or one or more Other Clients is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This generally would include the circumstance where the Firm or one or more Other Clients is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from the Company. Such involvement of the Firm or one or more Other Clients as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from the Company may give rise to potential or actual conflicts of interest.
Self-Administration of the Company. Blackstone Credit & Insurance expects to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit & Insurance also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit & Insurance’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit & Insurance addresses this conflict by reviewing its fund administration costs to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board of Trustees periodically reviews the reimbursement obligation.

Outsourcing. Subject to the oversight and, in certain circumstances, approval by the Board of Trustees of the Company, Blackstone may outsource to third parties several of the services performed for the Company and/or its portfolio entities, including services (such as administrative, legal, accounting, tax, diligence, modeling, ongoing monitoring, preparation of internal templates and/or memos or other related services) that may be or historically have been performed in-house by Blackstone and its personnel. For certain third-party service providers, the fees, costs and expenses of such service providers will be borne by the Company, and in other circumstances, the fees, costs and expenses of such service providers will be borne by Blackstone. Certain third-party service providers and/or their employees will dedicate substantially all of their business time to the Company, Other Clients and/or their respective portfolio entities, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because retaining third parties will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
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
Material, Non-Public Information. Blackstone Credit & Insurance will come into possession of confidential information with respect to an issuer and other actual or prospective portfolio companies. Blackstone Credit & Insurance can be restricted from buying, originating or selling securities, loans, or derivatives on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company might not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of Blackstone Credit & Insurance that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit & Insurance, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Clients, can choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.
Break-up and other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to Blackstone Credit & Insurance. Alternatively, the Company could receive the break-up or topping fees directly. Break-up or topping fees paid to Blackstone Credit & Insurance or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by Blackstone Credit & Insurance to be appropriate in the circumstances. Generally, Blackstone Credit & Insurance would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in Broken Deal Expenses related to the potential investment. With respect to fees received by Blackstone Credit & Insurance relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in-kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated) (“Broken Deal Expenses”). Unless required by law or regulation, Blackstone Credit & Insurance is not required to and, in most circumstances, will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, consulting fees and expenses (including all expenses incurred in connection with any tax audit or investigation settlement), printing and publishing expenses, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), and legal, accounting, tax and other due diligence and pursuit costs and expenses and broken deal expenses associated with services provided by portfolio companies, which may include expenses incurred prior to the commencement of the Company’s investment activities. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit & Insurance, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. The Adviser expects that until a potential investment of the Company is formally allocated to an Other Client (it being understood that final allocation decisions are typically made shortly prior to closing an investment), the Company is expected to bear the broken deal expenses for such investment, which may result in substantial amounts of broken deal expenses. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit & Insurance or the Company will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.
Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); arranging, underwriting (including without limitation, evaluation regarding value creation opportunities and ESG risk mitigation); syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans or title insurance provided to portfolio companies or third parties; and other products and services. For example, the Firm or Other Clients may, directly or indirectly through a portfolio entity, from time to time acquire loans or other assets for the purpose of syndicating some or all the assets to the Company and/or Other Clients, and may receive syndication or other fees in connection therewith. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its innovations group, Blackstone incubates (or otherwise invests in) businesses that are expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly. Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expenses in negotiating for any such fees and services, which will be treated as Fund Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties will, in certain circumstances, also receive compensation in connection with origination activities, referrals and other related activities of such business, and unconsummated transactions.

The Company will, as determined by Blackstone Credit & Insurance and as permitted by the governing fund documents, bear the cost of fund administration, compliance and accounting (including, without limitation, maintaining financial records, filing of the Company’s tax returns, overseeing the calculation of the Company’s net asset value, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to the Company’s shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others, providing office space, equipment and office services), in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed above in “Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits) and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.
Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by the Company or a portfolio company to a third party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
Blackstone Credit & Insurance does not have any obligation to ensure that fees for products and services contracted by the Company or its portfolio companies are at market rates unless the counterparty is considered an affiliate of the Firm and given the breadth of the Firm’s investments and activities Blackstone Credit & Insurance may not be aware of every commercial arrangement between the Company and its portfolio companies, on the one hand, and the Firm, Other Clients and their portfolio companies, and personnel and related parties of the foregoing, on the other hand.
Except as set forth above, the Company and shareholders will not receive the benefit (e.g., through a reduction to the management fee or otherwise) of any fees or other compensation or benefit received by Blackstone Credit & Insurance, its affiliates or their personnel and related parties. (See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Firm Business Activities”).
Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or will otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements can be on a firm commitment basis or can be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There could also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may be permitted to receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/ or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone will also from time to time, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) incentive fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. The Board of Trustees, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board of Trustees believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement for shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This could prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Capital Markets can serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts would be expected to arise because such engagement would result in Blackstone Capital Markets receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below).
Blackstone and Blackstone Credit & Insurance employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While PJT operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit & Insurance to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone, Blackstone and its affiliates will be free to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT. In addition, one or more investment vehicles controlled by Blackstone may be established to facilitate participation in Blackstone’s side-by-side investment program by employees and/or partners of PJT.

Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that might be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates and/or any portfolio companies of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting). For example, from time to time, certain portfolio companies of the Company or Other Clients will provide or recommend goods or services to Blackstone, the Company, Other Clients, or other portfolio companies of the Company or Other Clients (including “platform” investments of the Company and Other Clients). As another example, it can also be expected that the management of one or more portfolio companies may consult with one another (or with one or more portfolio companies of an Other Client) in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof. Moreover, the Company and/or an Other Client can consult with a portfolio company or a portfolio company of an Other Client as part of the investment diligence for a potential investment by the Company or such Other Client. As a result of, or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one portfolio company may also transfer to or become employed by another portfolio company (or a portfolio company of an Other Client), the Company, Blackstone or their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to, to the entity such personnel is departing from. Although the Firm might determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements might not have otherwise been entered into but for the affiliation with Blackstone Credit & Insurance and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit & Insurance, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company. This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for one portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which could be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company might not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.
In addition, it is possible that certain portfolio companies of Other Clients or companies in which Other Clients have an interest will compete with the Company for one or more investment opportunities. It is also possible that certain portfolio companies of Other Clients will engage in activities that will have adverse consequences on the Company and/or its portfolio companies. As an example of the latter, the laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) would not recognize the segregation of assets and liabilities as between separate entities and could permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity. In such circumstances, the assets of the Company and/or its portfolio companies potentially will be used to satisfy the obligations or liabilities of one or more Other Clients, their portfolio companies and/or affiliates.
In addition, from time to time, Blackstone and affiliates of Blackstone and Blackstone portfolio companies could also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within the Company’s investment strategy, which would possibly compete with the Company for investment opportunities (it being understood that such arrangements would give rise to conflicts of interest that would not necessarily be resolved in favor of the Company).

Certain portfolio companies have established or invested in, or can be expected to in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which would not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, have the potential to compete with the Company for investment opportunities. Portfolio companies and affiliates of the Firm will also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that can be expected to compete with the Company for investment opportunities (it being understood that such arrangements can give rise to conflicts of interest that would not necessarily be resolved in favor of the Company). In addition, the Company reserves the right to hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that would have adverse consequences on the Company and/or its other portfolio companies.
Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies including (i) FGL and certain of its affiliates, (ii) Everlake and certain of its affiliates and (iii) certain subsidiaries of Corebridge and (iv) certain subsidiaries of Resolution Life. As of the date of the date hereof, Blackstone owns a 9.9% equity interest in the parent company of Everlake and Blackstone Clients own the remaining equity interests in the parent company of Everlake, and Blackstone owns a 9.9% equity interest in Corebridge. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that would otherwise be appropriate for the Company). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Client owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Clients. In the future Blackstone will likely enter into similar arrangements with other portfolio companies of the Company, Other Clients or other insurance companies. Such arrangements have the potential to reduce the allocations of investments to the Company, and Blackstone could be incentivized to allocate investments away from the Company to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of the Company.
Further, portfolio companies with respect to which the Firm can elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this will not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee could be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors can make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciaries duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Adviser and Blackstone personnel will be entitled to indemnification from the Company.

Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental due diligence support(e.g., review of property condition reports, energy consumption), climate accounting services, ESG program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, ESG data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, property managers), risk management, reporting (such as tax reporting, debt reporting or other reporting), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations), including, without limitation, personnel, construction management (such as management of general contractors on capital projects), leasing services (such as leasing strategy, management of third party brokers, negotiation of major leases and negotiation of leases), project management (such as management of development projects, project design and execution, vendor management, and turnkey services); (e) risk management (tax and treasury); (f) transaction support services (including, without limitation, acquisition support; customer due diligence and related onboarding; liquidation; reporting; managing relationships with brokers, banks and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions); and providing diligence and negotiation support to acquire the same; marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements; providing in-house legal, ESG and accounting services, assisting with due diligence, preparation of project feasibilities, site visits, transaction consulting and specification of technical analysis and review of (i) design and structural work, (ii) certifications, (iii) operations and maintenance manuals and (iv) statutory documents); (g) insurance procurement, placement, brokerage and consulting services; and (h) other services. Similarly, Blackstone Credit & Insurance, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit & Insurance from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company. In certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of portfolio company service providers that provide services to the Company, Other Clients and/or their portfolio companies on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain portfolio company service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to the Company and its portfolio companies (and/or other investment funds or accounts managed or controlled by Blackstone). Further, Blackstone has multiple business lines, which may result in competition with a portfolio company for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a portfolio company executive, or such executive may interview with Blackstone during the applicable contractual period with respect to such person’s existing position and later be hired by Blackstone after such period. A portfolio company may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees.
Portfolio companies of the Company and Other Clients some of which can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and could include additional portfolio companies that might be formed or acquired in the future:
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services.

CoreTrust. On September 30, 2022, certain Blackstone private equity funds and related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes portfolio companies owned, in whole or in part, by certain Blackstone-managed funds. CoreTrust is expected to provide group purchasing services to the Company, portfolio companies, Other Clients and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. CoreTrust has historically shared a portion of the revenue generated through purchases made by Blackstone portfolio companies and paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone may in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future. In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain portfolio companies (the “Applicable Portfolio Companies”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of portfolio companies’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Companies and other portfolio companies that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Company’s applicable benefit plan. CoreTrust also intends to enter into with each Applicable Portfolio Company (and with other portfolio companies that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such portfolio companies to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee will generally be determined either as a percentage of total company revenues or as a fixed fee (in each case subject to periodic review by CoreTrust and the Applicable Portfolio Company) and might not be subject to benchmarking, and the access fee could be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.
Optiv. Optiv Security, Inc. is a portfolio company held by certain Blackstone private equity funds that provides a full slate of information security services and solutions.
PSAV. PSAV, Inc. is a portfolio company held by certain Blackstone private equity funds that provides outsourced audiovisual services and event production.
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
Kryalos. Blackstone through one or more of its funds has made a minority investment in Kryalos, an operating partner in certain real estate investments made by Other Clients.
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Blackstone through one or more of its funds has made majority investments into Peridot and GSCF, which provide supply chain financing and accounts receivable services globally.
RE Tech Advisors (“RE Tech”). Blackstone through one or more of its funds has made a majority investment in RE Tech, an energy audit/consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion.
Legence (f.k.a Therma Holdings) (“Legence”). Legence is a portfolio company held by certain Blackstone private equity funds that provides carbon reduction and energy management services.
Revantage. Revantage is a portfolio entity of certain Blackstone Clients that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology and human resources and operational services and management services.

There may be instances where current and former employees of Other Clients’ portfolio companies are seconded to or temporarily hired by the Company’s portfolio companies or, at times, the Company’s investments directly. Such secondments or temporary hiring of current and former employees of Other Clients’ portfolio companies by the Company’s portfolio companies (or its investments) may result in a potential conflict of interest between the Company’s portfolio companies and those of such Other Clients. The costs of such employees are expected to be borne by the Company or its relevant portfolio companies, as applicable, and the fees paid by the Company or such portfolio companies to, other portfolio company service providers or vendors do not offset or reduce the management fee.
The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies can be expected to provide incentives to retain management that also service other assets and portfolio companies. Some of these service providers and vendors owned or controlled by the Company or Other Clients may charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and readiness of initial public offerings and other infrastructure costs); taxes; and other operating and capital expenditures. Any of the foregoing costs (including in prior periods, such as where any such costs are amortized over an extended period), although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio company with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio company uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore the Company could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In addition, a portfolio company that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa) or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such portfolio companies for the same services, and shareholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies could provide incentives to retain management that also service other assets and portfolio companies. Blackstone Credit & Insurance will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit & Insurance from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not the management fee payable to the Adviser.
Where compensation paid to an affiliated service provider from the Company or its portfolio company is based on market rates, such compensation will not be based on the cost incurred by the applicable service provider and therefore will likely result in a profit to such service provider. In the event the service provider is an affiliate of Blackstone Credit & Insurance, Blackstone Credit & Insurance experiences a conflict of interest in determining the terms of any such engagement. There can be no assurance that an unaffiliated third party would not charge a lesser rate.
Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors or their affiliates to the Company and its portfolio companies (including accountants, administrators, paying agents, depositories, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above could be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities can be expected to indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the Company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.

The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on certain factors, including without limitation the volume of transactions entered into with such counterparty by the Firm, the Company and its investment and/or portfolio companies in the aggregate or other factors.
Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third party joint venture partner may be permitted to negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.
The Firm might, from time to time, encourage service providers to funds and investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.
Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients could be transferred between and among the Company and/or Other Clients (where the Company may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit & Insurance.
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

Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies can engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies would be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Adviser or its affiliates) with respect to certain investments, include:
a.Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate, focused on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
b.Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with services provided to investments will not reduce the management fee payable by the Company.
c.LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by the Company, Other Clients and their portfolio companies, affiliates and related parties, and third parties. In exchange for such services LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which the Company participates, Blackstone will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.
d.Refinitiv. See “—Portfolio Company Service Providers and Vendors” above.
In addition, Blackstone acquired a 9.9% interest in Corebridge, and in connection therewith has entered into a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. While Blackstone will not control Corebridge, the aforementioned investment in Corebridge and asset management arrangements could incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) the Company and/or its portfolio companies to engage Corebridge or its affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).

In connection with such relationships, Blackstone Credit & Insurance and, if required by applicable law, the Board of Trustees, will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit & Insurance’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit & Insurance to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit & Insurance has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit & Insurance often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit & Insurance affiliates in the applicable market or certain similar markets, relevant comparisons would not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets could receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Company from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons would not necessarily result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit & Insurance may determine that third party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit & Insurance’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone Credit & Insurance has access to adequate market data (including from third party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders might not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Advisers and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work could vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by the Firm and its affiliates (including personnel), Blackstone Credit & Insurance and/or Blackstone or their respective affiliates (including personnel) potentially will pay different amounts or rates than those paid by the Company and/or portfolio companies. However, Blackstone Credit & Insurance and its affiliates have a longstanding practice of not entering into any arrangements with advisers or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, it is possible that certain advisers and service providers will provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisers and service providers would not be considered employees of Blackstone or Blackstone Credit & Insurance. Similarly, Blackstone, Blackstone Credit & Insurance, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies, can enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty would charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.
In addition, investment banks or other financial institutions, as well as certain Blackstone employees, are expected to also be investors in the Company. These institutions and employees are a potential source of information and ideas that could benefit the Company. Blackstone has procedures in place reasonably designed to prevent the inappropriate use of such information by the Company.

Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to the Company or portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction. Such joint venture or business could use data obtained from such portfolio companies (see “Data” elsewhere herein). Furthermore, such introductions or referrals could involve the transfer of certain personnel or employees among Blackstone and the Company’s portfolio companies and Other Clients which might result in a termination fee or similar payments being due and payable from one such entity to another. The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) could be similarly shared with the participating Other Clients or their respective portfolio companies.
The Firm is also permitted to enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which can include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. Even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit & Insurance have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit & Insurance reserves the right to also make referrals and/or introductions to portfolio companies (which could result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or Blackstone Credit & Insurance that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit & Insurance as a result of these relationships and/or participation by portfolio companies.

With respect to transactions or agreements with portfolio companies (including, for the avoidance of doubt, long-term incentive plans), at times if officers unrelated to the Firm have not yet been appointed to represent a portfolio company, the Firm is permitted to negotiate and execute agreements between the Firm and/or the Company on the one hand, and the portfolio company or its affiliates, on the other hand, without arm’s length representation of the portfolio company, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures the Firm can be expected to use to mitigate such conflicts are to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within the Firm to advise on each side of the negotiation.
Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to, but might not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but might not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.
Cross-Guarantees and Cross-Collateralization. While Blackstone Credit & Insurance generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company other than alternative investment vehicles and/or the Other Clients could require or prefer facing only one fund entity or group of entities, which can result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable governing documents thereof), which in each case could result in the Company, such Other Clients, such portfolio companies and portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms could be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.
Similarly, a lender could require that it face only one portfolio company of the Company and Other Clients, even though multiple portfolio companies of the Company and Other Clients benefit from the lending, which will typically result in (i) the portfolio company facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other portfolio companies, and (ii) portfolio companies of the Company and Other Clients being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount can vary depending upon the type of financing or refinancing (e.g., cushions for refinancings could be smaller)). The portfolio companies of the Company and Other Clients benefiting from a financing may enter into a back-to-back or other similar reimbursement agreements whereby each agrees that no portfolio company bears more than its pro rata portion of the debt and related obligations. It is not expected that the portfolio companies would be compensated (or provide compensation to other portfolio companies) for being primarily liable, or jointly liable, for other portfolio companies pro rata share of any financing.
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

Group Procurement; Discounts. The Company, subject to applicable law, and certain portfolio companies will enter into agreements regarding group procurement (including, but not limited to, CoreTrust, an independent group purchasing organization), benefits management, purchase of title and/or other insurance policies (which can be expected to include brokerage and/or placement thereof, and will from time to time be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention) from a third party or an affiliate of Blackstone Credit & Insurance and/or Blackstone, and other operational, administrative or management related initiatives. The Firm will allocate the cost of these various services and products purchased on a group basis among the Company, Other Clients and their portfolio companies. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone Credit & Insurance and/or Blackstone or their affiliates (including personnel), or Other Clients and their portfolio companies, including as a result of transactions entered into by the Company and its portfolio companies and/or related to a portion of the savings achieved by the portfolio companies. Such commissions or payment will not reduce the management fee. The Firm can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a portfolio company of an Other Client is providing such a service, such portfolio company and such Other Client will benefit. Further, the benefits received by a particular portfolio company providing the service could be greater than those received by the Company and its portfolio companies receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and shareholders rely on the Adviser to handle them in its sole discretion.
Diverse Shareholder Group. The Company’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser and Blackstone Credit & Insurance that may participate in the same investments as the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Adviser or Blackstone Credit & Insurance, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the shareholders in separate transactions, such as credit investments that, by consequence of the exercise of remedies related to such investments, adversely impact equity-like investments in respect of those same issuers. In selecting and structuring investments appropriate for the Company, the Adviser or Blackstone Credit & Insurance will consider the investment and tax objectives of the Company and the shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or Blackstone Credit & Insurance) as a whole, not the investment, tax or other objectives of any shareholder individually.
In addition, certain shareholders also may be investors in Other Clients, including supplemental capital vehicles and co-investment vehicles that invest alongside the Company in one or more investments, consistent with applicable law and/or any applicable SEC-granted order. Shareholders also might include affiliates of the Firm, such as Other Clients, affiliates of portfolio companies of the Company or Other Clients, charities, foundations or other entities or programs associated with Firm personnel and/or current or former Firm employees, the Firm’s senior advisors and/or operating partners and any affiliates, funds or persons may also invest in the Company through the vehicles established in connection with the Firm’s side-by-side co-investment rights, subject to applicable law, in each case, without being subject to management fees, and shareholders will not be afforded the benefits of such arrangements. Some of the foregoing Firm related parties are sponsors of feeder vehicles that could invest in the Company as shareholders. The Firm related sponsors of feeder vehicles generally charge their investors additional fees, including performance based fees, which could provide the Firm current income and increase the value of its ownership position in them. The Firm will therefore have incentives to refer potential investors to these feeder vehicles. All of these Firm related shareholders will have equivalent rights to vote and withhold consents as nonrelated shareholders. Nonetheless, the Firm could have the ability to influence, directly or indirectly, these Firm related shareholders.

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
Possible Future Activities. The Firm and its affiliates are expected to expand the range of services that it provides over time. Except as provided herein, the Firm and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Firm and its affiliates have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who might hold or might have held investments similar to those intended to be made by the Company. These clients could themselves represent appropriate investment opportunities for the Company or could compete with the Company for investment opportunities.
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
The 1940 Act may limit the Company’s ability to undertake certain transactions with or alongside its affiliates that are registered under the 1940 Act. As a result of these restrictions, the Company may be prohibited from executing “joint” transactions with the Company’s 1940 Act registered affiliates, which could include investments in the same portfolio company (whether at the same or different times) or buying investments from, or selling them to, Other Clients. These limitations have the potential to limit the scope of investment opportunities that would otherwise be available to the Company.
We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.
Shareholders’ Outside Activities. A shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and can engage in transactions with, and provide services to, the Company or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to the Company or its portfolio companies as determined by the Adviser in its sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents or any related agreements in any business ventures of any shareholder. The shareholder, and in certain cases the Adviser, will have conflicting loyalties in these situations.

Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board of Trustees against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone on a fair and reasonable basis, subject to approval by the Board of Trustees.
Technological and Scientific Innovations. Recent technological and scientific innovations have disrupted numerous established industries and those with incumbent power in them. As technological and scientific innovation continues to advance rapidly, it could impact one or more of the Company’s strategies. Moreover, given the pace of innovation in recent years, the impact on a particular portfolio company might not have been foreseeable at the time the Company made such investment and could adversely impact the Company and/or its portfolio companies. Furthermore, Blackstone Credit & Insurance could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be treated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board of Trustees. Our executive officers are senior Blackstone Credit & Insurance professionals and each of the Adviser and Administrator is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data entrusted to it, including by us and the Adviser, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.

Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”), and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.
In addition to Blackstone’s internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of Blackstone’s cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by Blackstone’s CSO and members of BXTI and Blackstone’s Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to track cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess, the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone such as us. This assessment is conducted on the basis of, among other factors, the types of services provided, and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Item 1A. Risk Factors – Risk Related to our Business – Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity strategy, which applies to us and the Adviser.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO, Adam Fletcher, is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. Prior to his appointment as CSO in 2017, Mr. Fletcher was Blackstone’s Deputy CSO. Before joining Blackstone in 2014, Mr. Fletcher led the International Security organization for Equifax from 2012 to 2014. Mr. Fletcher received a BS in Operations Research and Industrial Engineering from Cornell University.

Blackstone’s CTO, John Stecher is a Senior Managing Director and head of BXTI. Mr. Stecher is responsible for all aspects of technology across Blackstone. Mr. Stecher also advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as us, on technology-related matters. Before joining Blackstone in 2020, Mr. Stecher was a Managing Director and the Chief Technology Officer and Chief Innovation Officer at Barclays. He was also a member of the Barclays Technology Management Committee. Prior to joining Barclays in 2017, Mr. Stecher held a variety of senior management and engineering roles across Goldman Sachs’ capital markets and technology divisions. Mr. Stecher received a BS in Computer Science from the University of Wisconsin – Madison and a MS in Computer Science from the University of Minnesota.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO review Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
Our Board of Trustees is responsible for understanding the primary risks to our business. The Board of Trustees is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. Blackstone’s CSO, or designee, reports to the Board of Trustees, or a committee thereof, at least annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such periodic reports, the Board of Trustees or a committee thereof may receive updates from management as to our and the Adviser’s cybersecurity risks and Blackstone cybersecurity program developments.
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
Item 3. Legal Proceedings.
We are not currently subject to any material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Share Issuances
The Offering consists of three classes of shares of our Common Stock, Class I shares, Class S shares, and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing fees, each class of Common Stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.
Holders
As of March 11, 2024 there were 36,617 holders of record of our Class I common stock, 55,625 holders of record of our Class S common stock, and 292 holders of record of our Class D common stock.
NAV Per Share
We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the classes of shares since our inception through December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2023	$24.85	$24.85	$24.85
February 28, 2023	24.84	24.84	24.84
March 31, 2023	24.77	24.77	24.77
April 30, 2023	24.87	24.87	24.87
May 31, 2023	24.74	24.74	24.74
June 30, 2023	24.86	24.86	24.86
July 31, 2023	24.98	24.98	24.98
August 31, 2023	25.04	25.04	25.04
September 30, 2023	25.23	25.23	25.23
October 31, 2023	25.18	25.18	25.18
November 30, 2023	25.23	25.23	25.23
December 31, 2023	25.39	25.39	25.39

Distributions
We have paid regular monthly distributions commencing with the first full calendar quarter after the escrow period concluded. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our tax treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of the sum of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid). See “Part I. Item 1. Business—Material U.S. Federal Income Tax Considerations.”
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
The following tables present our distributions that were declared and payable for the year ended December 31, 2023 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
July 19, 2023	July 31, 2023	August 28, 2023	0.2100	138,028
August 17, 2023	August 31, 2023	September 27, 2023	0.2200	148,342
September 20, 2023	September 30, 2023	October 27, 2023	0.2200	153,681
October 18, 2023	October 31, 2023	November 27, 2023	0.2200	156,483
November 20, 2023	November 30, 2023	December 29, 2023	0.2200	160,165
December 19, 2023	December 31, 2023	January 29, 2024	0.2200	165,395
			$2.5700	$1,729,499

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
July 19, 2023	July 31, 2023	August 28, 2023	0.1924	62,065
August 17, 2023	August 31, 2023	September 27, 2023	0.2023	67,089
September 20, 2023	September 30, 2023	October 27, 2023	0.2023	69,591
October 18, 2023	October 31, 2023	November 27, 2023	0.2021	71,145
November 20, 2023	November 30, 2023	December 29, 2023	0.2022	73,684
December 19, 2023	December 31, 2023	January 29, 2024	0.2021	76,320
			$2.3582	$767,401

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
July 19, 2023	July 31, 2023	August 28, 2023	0.2048	2,551
August 17, 2023	August 31, 2023	September 27, 2023	0.2148	2,635
September 20, 2023	September 30, 2023	October 27, 2023	0.2148	2,908
October 18, 2023	October 31, 2023	November 27, 2023	0.2147	3,161
November 20, 2023	November 30, 2023	December 29, 2023	0.2148	3,256
December 19, 2023	December 31, 2023	January 29, 2024	0.2147	3,318
			$2.5075	$44,882
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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%
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

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
Share Repurchase Program
We have implemented a share repurchase program under which, at the discretion of our Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company’s Common Shares are sold to certain feeder vehicles primarily created to hold the Company’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company will not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares.
The following table presents the share repurchases completed during the three months ended December 31, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
November 30, 2023	20,983,635	2.0%	$25.39	December 31, 2023	$532,655	—
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) All repurchase requests were satisfied in full.
(3) Amounts shown net of Early Repurchase Deduction.
Item 6. (Reserved).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2023 and 2022 items and year to year comparisons between 2023 and 2022. For the discussion of 2022 compared to 2021 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 11, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, we will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). We expect that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
Most of our investments are in U.S. private companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in U.S. private companies), we also expect to invest to some extent in European and other non-U.S. companies, but do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit & Insurance funds. From time to time, we generally will co-invest with other Blackstone Credit & Insurance funds.

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
Revenues
We generate revenues in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.

Portfolio and Investment Activity
For the year ended December 31, 2023, we made $7,088.3 million aggregate principal amount of new investment commitments (including $1,791.3 million of which remained unfunded as of December 31, 2023), $6,877.0 million of which was first lien debt, $35.5 million of which was second lien debt, $18.7 million of which was unsecured debt, $67.5 million of which was structured finance obligations and $89.6 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the year ended December 31,
	2023	2022	2021
Investments:
Total investments, beginning of period	$49,935,296	$30,698,023	$—
New investments purchased	7,536,897	28,358,977	34,307,086
Payment-in-kind interest capitalized	236,822	140,006	4,910
Net accretion of discount on investments	172,875	147,923	38,201
Net realized gain (loss) on investments	(308,564)	(252,197)	12,796
Investments sold or repaid	(6,551,603)	(9,157,436)	(3,664,970)
Total investments, end of period	$51,021,723	$49,935,296	$30,698,023
Amount of investments funded at principal:
First lien debt investments	$7,482,700	$26,775,118	$31,929,838
Second lien debt investments	85,438	764,387	1,982,239
Unsecured debt	18,733	38,949	81,418
Structured finance investments	67,540	129,811	288,700
Equity investments and Investments in Joint Ventures (1)	88,964	2,483,632	528,924
Total	$7,743,375	$30,191,897	$34,811,119
Proceeds from investments sold or repaid:
First lien debt investments	$(6,064,022)	$(8,637,315)	$(3,413,413)
Second lien debt investments	(256,812)	(448,327)	(177,391)
Unsecured debt	(14,616)	(24,922)	(74,166)
Structured finance investments	(31,728)	(6,100)	—
Equity investments and Investments in Joint Ventures	(184,425)	(40,770)	—
Total	$(6,551,603)	$(9,157,434)	$(3,664,970)

Number of portfolio companies	503	532	454
Weighted average yield on debt and income producing investments, at amortized cost (2)(3)	11.7%	10.4%	6.7%
Weighted average yield on debt and income producing investments, at fair value (2)(3)	11.8%	10.6%	6.7%
Average loan to value (LTV) (4)	43.7%	43.6%	42.7%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.8%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.2%	0.4%
Percentage of assets on non-accrual, at amortized cost (5)	0.1%	0.1%	—%
(1)Includes $0.0 million, $2,232.7 million and $0.0 million of investments in our joint ventures years ended December 31, 2023, 2022 and 2021, respectively.
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
(3)As of December 31, 2023, 2022 and 2021, the weighted average total portfolio yield at cost was 11.0%, 9.8% and 6.6%, respectively. The weighted average total portfolio yield at fair value was 11.1%, 10.0% and 6.6%, respectively.

(4)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.
(5)As a percentage of total amortized cost of Investments (excluding Investments in Joint Ventures). Assets on non-accrual represented less than 0.1%, less than 0.1% and 0.0% of total fair value of Investments (excluding Investments in Joint Ventures) as of December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023 and 2022, our portfolio companies had a weighted average annual EBITDA of $223.0 million and $188.8 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our Investments, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Investments.”
BCRED Emerald JV
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans.
As of December 31, 2023, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of December 31, 2023 the Company had contributed $2,002.5 million and the Emerald JV Partner had contributed $667.5 million of capital and $247.5 million and $82.5 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
The following table is a summary of Emerald JV’s portfolio as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Total investments, at fair value	$5,325,685	$6,143,310
Total senior secured debt investments, at fair value	5,187,161	5,722,448
Number of portfolio companies	272	443
Weighted average yield on debt and income producing investments, at fair value (1)	11.5%	10.9%
Weighted average yield on debt and income producing investments, at cost (1)	11.4%	10.7%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	93.5%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	6.5%
Percentage of assets on non-accrual, at amortized cost (2)	0.1%	0.2%
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
(2)As a percentage of total amortized cost of Investments of Emerald JV. Assets on non-accrual represented 0.1% and 0.1% of total fair value of Investments of Emerald JV as of December 31, 2023 and December 31, 2022, respectively.

BCRED Verdelite JV
BCRED Verdelite JV LP (“Verdelite JV”), a Delaware limited liability company, was formed as a joint venture between the Company and an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”), and commenced operations on October 21, 2022 and operates under a limited liability company agreement. The Verdelite JV’s principal purpose is to make investments, primarily in broadly syndicated loans.
As of December 31, 2023 the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
The following table is a summary of Verdelite JV’s portfolio as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Total investments, at fair value	$591,886	$490,615
Total senior secured debt investments, at fair value	591,886	490,615
Number of portfolio companies	192	129
Weighted average yield on debt and income producing investments, at fair value (1)	9.7%	9.3%
Weighted average yield on debt and income producing investments, at cost (1)	9.8%	9.2%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual, at amortized cost (2)	—%	—%
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
(2)As a percentage of total amortized cost of Investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of December 31, 2023 and December 31, 2022.

For additional information on the Emerald JV and Verdelite JV, including a list of portfolio investments for each, see “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 11. Joint Ventures.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Total investment income	$5,738,009	$3,602,347	$810,440
Net expenses before excise tax	2,646,721	1,616,795	303,024
Net investment income before excise tax	3,091,288	1,985,552	507,416
Excise tax expense	32,826	975	—
Net investment income after excise tax	3,058,462	1,984,577	507,416
Net change in unrealized appreciation (depreciation)	615,705	(1,045,678)	103,901
Net realized gain (loss)	(310,984)	(275,829)	16,565
Net increase (decrease) in net assets resulting from operations	$3,363,183	$663,070	$627,882

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest expense	$1,759,437	$990,538	$144,929
Management fees	316,238	259,944	74,560
Income based incentive fees	446,922	288,892	71,500
Capital gains incentive fees	—	(15,058)	15,058
Distribution and shareholder servicing fees
Class S	68,878	50,424	11,752
Class D	1,117	2,302	338
Professional fees	20,114	12,917	3,533
Board of Trustees’ fees	913	877	563
Administrative service expenses	6,729	5,767	2,094
Other general & administrative	23,120	15,156	6,491
Organization costs	—	—	1,090
Amortization of continuous offering costs	3,253	5,036	4,217
Total expenses before excise tax	2,646,721	1,616,795	336,125
Expense support	—	—	(2,199)
Recoupment of expense support	—	—	2,199
Management fees waived	—	—	(18,231)
Incentive fees waived	—	—	(14,870)
Net expenses before excise tax	2,646,721	1,616,795	303,024
Net investment income before excise tax	3,091,288	1,985,552	507,416
Excise tax expense	32,826	975	—
Net investment income after excise tax	$3,058,462	$1,984,577	$507,416
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $1,759.4 million for the year ended December 31, 2023, an increase of $768.9 million or 78% compared to the year ended December 31, 2022, primarily driven by an increase in the weighted average interest rate on our borrowings relative to the prior year and an increase in the average principal of debt outstanding.
Our weighted average interest rate increased to 6.93% for the year ended December 31, 2023 from 4.03% for the same period in the prior year. The average principal of debt outstanding increased to $24,905.9 million for the year ended December 31, 2023 from $23,930.7 million in the prior year.
Management Fees
Management fees increased to $316.2 million for the year ended December 31, 2023, an increase of $56.3 million or 22% compared to the year ended December 31, 2022 primarily due to an increase in weighted average net assets to $25,444.7 million for the year ended December 31, 2023 compared to $20,839.4 million for the year ended December 31, 2022.

Income Based Incentive Fees
Income based incentive fees increased to $446.9 million for the year ended December 31, 2023, an increase of $158.0 million or 55% compared to the year ended December 31, 2022 primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $3,575.4 million for the year ended December 31, 2023 from $2,311.1 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains incentive fees for the year ended December 31, 2023. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses were $124.1 million for the year ended December 31, 2023, primarily comprised of $70.0 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $20.1 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $23.1 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase of $31.6 million compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares, as well as increased professional fees and other general & administrative fees driven, in part, by inflationary pressure driving increased costs.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $32.8 million, $1.0 million and $0.0 million, respectively, of U.S. federal excise tax.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest income	$5,196,090	$3,330,329	$768,141
Payment-in-kind interest income	220,889	129,475	9,267
Dividend income	317,749	114,604	2,209
Fee income	3,281	27,939	30,823
Total investment income	$5,738,009	$3,602,347	$810,440

Total investment income increased to $5,738.0 million for the year ended December 31, 2023, an increase of $2,135.7 million or 59% compared to the year ended December 31, 2022. This was primarily driven by increased benchmark interest rates and an increase in the average investments at fair value of $48,543.8 million during 2023 compared to $43,166.8 million during 2022. This was further driven by increased dividend income, primarily comprised of $309.9 million received from our Emerald JV and Verdelite JV joint ventures as compared to $100.3 million in the prior year.
Additionally, for the year ended December 31, 2023, we recorded $19.1 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $3.3 million in the prior year primarily a result of increased prepayments.
For the years ended December 31, 2023 and 2022, Payment-in-kind interest income represented 3.8% and 3.6% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While rising interest rates have favorably impacted our investment income during the year ended December 31, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net change in unrealized gain (loss) on investments	$632,049	$(1,050,537)	$113,329
Net change in unrealized gain (loss) on derivative instruments	(13,259)	(4,301)	1,505
Net change in unrealized gain (loss) on foreign currency and other transactions	(3,085)	9,160	(10,933)
Net change in unrealized gain (loss)	$615,705	$(1,045,678)	$103,901
For the year ended December 31, 2023, the net change in unrealized gain of $615.7 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 1.1% to 97.4% as of December 31, 2023, as compared to 96.3% as of December 31, 2022, driven, in part, by changes in the economic outlook as well as portfolio company fundamentals.
For the year ended December 31, 2023, we had net unrealized losses of $13.3 million and $3.1 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the GBP, NOK and EUR exchange rates versus USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net realized gain (loss) on investments	$(308,564)	$(252,197)	$12,796
Net realized gain (loss) on derivative instruments	3,063	(43,104)	—
Net realized gain (loss) on forward purchase obligation	—	—	3,709
Net realized gain (loss) on syndicated warehouse agreement	—	—	2,334
Net realized gain (loss) on foreign currency and other transactions	(5,483)	19,472	(2,274)
Net realized gain (loss)	$(310,984)	$(275,829)	$16,565
For the year ended December 31, 2023, net realized losses on investments of $308.6 million which was primarily driven by full or partial sales or restructures of our debt investments.
For the year ended December 31, 2023, we additionally incurred net realized losses of $5.5 million on foreign currency and other transactions primarily as a result of fluctuations in the EUR and CAD exchange rates versus USD.
The net realized losses on investments and foreign currency and other transactions for the year ended December 31, 2023 were partially offset by net realized gains on derivative assets and derivative liabilities of $3.1 million. Gains are a result of the settlement of our foreign currency derivative transactions.
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
As of December 31, 2023 and December 31, 2022, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2023 and December 31, 2022, we had an aggregate principal amount of $23,407.8 million and $26,842.2 million, of debt outstanding and our asset coverage ratio was 221.9% and 184.5%, respectively.
Cash and cash equivalents as of December 31, 2023, taken together with our $12,311.6 million of unused capacity under our credit facilities (subject to borrowing base availability, $10,785.0 million is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2023, we had a significant amount of unfunded commitments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,077.5 million of Level 2 debt investments as of December 31, 2023, which could provide additional liquidity if necessary.

Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2023, we had $1,481.8 million in cash and cash equivalents. During the year ended December 31, 2023, cash provided by operating activities was $1,823.3 million, primarily from receipt of interest payments from our investments and additionally proceeds from principal repayments on and sale of investments of $6,551.6 million partially offset by purchases of investments of $7,536.9 million. Cash used in financing activities was $1,692.3 million during the year, which was primarily as a result of net repayments on debt of $3,551.2 million, share repurchases of $3,750.7 million and dividends paid in cash of $1,350.7 million, partially offset by proceeds from issuance of Common Shares of $7,004.1 million.
Equity
The following table presents transactions in the Common Shares during the year ended December 31, 2023 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	172,155,545	$4,301,597
Share transfers between classes	46,741,153	1,160,908
Distributions reinvested	31,244,345	779,404
Share repurchases	(106,798,719)	(2,667,420)
Early repurchase deduction	—	199
Net increase (decrease)	143,342,324	$3,574,688
CLASS S
Subscriptions	97,788,907	$2,442,624
Share transfers between classes	(2,790,572)	(69,353)
Distributions reinvested	13,972,434	348,634
Share repurchases	(17,647,552)	(441,447)
Early repurchase deduction	—	213
Net increase (decrease)	91,323,217	$2,280,671
CLASS D
Subscriptions	10,437,577	$259,923
Share transfers between classes	(43,951,096)	(1,091,555)
Distributions reinvested	728,009	18,060
Share repurchases	(557,743)	(13,828)
Early repurchase deduction	—	12
Net increase (decrease)	(33,343,253)	$(827,388)
Total net increase (decrease)	201,322,288	$5,027,971

Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
July 19, 2023	July 31, 2023	August 28, 2023	0.2100	138,028
August 17, 2023	August 31, 2023	September 27, 2023	0.2200	148,342
September 20, 2023	September 30, 2023	October 27, 2023	0.2200	153,681
October 18, 2023	October 31, 2023	November 27, 2023	0.2200	156,483
November 20, 2023	November 30, 2023	December 29, 2023	0.2200	160,165
December 19, 2023	December 31, 2023	January 29, 2024	0.2200	165,395
			$2.5700	$1,729,499

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
July 19, 2023	July 31, 2023	August 28, 2023	0.1924	62,065
August 17, 2023	August 31, 2023	September 27, 2023	0.2023	67,089
September 20, 2023	September 30, 2023	October 27, 2023	0.2023	69,591
October 18, 2023	October 31, 2023	November 27, 2023	0.2021	71,145
November 20, 2023	November 30, 2023	December 29, 2023	0.2022	73,684
December 19, 2023	December 31, 2023	January 29, 2024	0.2021	76,320
			$2.3582	$767,401

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
July 19, 2023	July 31, 2023	August 28, 2023	0.2048	2,551
August 17, 2023	August 31, 2023	September 27, 2023	0.2148	2,635
September 20, 2023	September 30, 2023	October 27, 2023	0.2148	2,908
October 18, 2023	October 31, 2023	November 27, 2023	0.2147	3,161
November 20, 2023	November 30, 2023	December 29, 2023	0.2148	3,256
December 19, 2023	December 31, 2023	January 29, 2024	0.2147	3,318
			$2.5075	$44,882
For the years ended December 31, 2023, 2022 and 2021, interest-related dividends represented 99.6%, 99.6% and 87.1% of total distributions paid by the Company, respectively.
For the years ended December 31, 2023, 2022 and 2021, short-term capital gain dividends represented 0.0%, 0.0% and 5.1% of total distributions paid by the Company, respectively. Qualified short-term capital gain dividends are generally exempt from U.S. withholding tax when paid to non-U.S. shareholders.
For the years ended December 31, 2023, 2022 and 2021, capital gain dividends represented 0.0%, 0.0% and 0.0% of total dividends paid by the Company, respectively.
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
For additional information on our distributions and dividend reinvestment plan, see “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company’s Common Shares are sold to certain feeder vehicles primarily created to hold the Company’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company will not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
During the year ended December 31, 2023, approximately 125,004,014 shares were repurchased for a total value of $3,122.3 million (net of Early Repurchase Deduction).
For additional information on our share repurchases see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of December 31, 2023 and December 31, 2022, we had an aggregate principal amount of $23,407.8 million and $26,842.2 million, respectively, of debt outstanding.
For additional information on our debt obligations see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Borrowings.”
Interest Rate Swaps
The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a hedge accounting relationship.
See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies—Derivative Instruments” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements - Note 6. Derivatives” for additional disclosure regarding our derivative instruments designated in a hedge accounting relationship.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $5,370.8 million and $6,343.1 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2023 and December 31, 2022, we estimate that it had $399.5 million and $1,219.5 million, respectively, of investments that were committed but not yet funded.

Other Commitments and Contingencies
As of December 31, 2023 and December 31, 2022, $340.8 million and $282.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Intermediary Manager Agreement; and,
•the Expense Support and Conditional Reimbursement Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”
Recent Developments
Macroeconomic Environment
The year ended December 31, 2023 was characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the war in Ukraine and Russia and the escalated conflict in the Middle East. Events affecting financial institutions during the year also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including raising interest rates. These higher interest rates have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

Banking Sector Conditions
Bank closures in the United States over the course of 2023 have caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions—in particular smaller and/or regional banks—have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include the Company and/or its portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances or what other economic or other impacts there may be. In addition, uncertainty caused by recent bank failures—and general concern regarding the financial health and outlook for other financial institutions—could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of recent national, international and regulatory guidance and proposals for reform or replacement. The publication of USD LIBOR continued until June 30, 2023, and market participants have generally transitioned to SOFR thereafter. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors.”
The Company is required to report its investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary, to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller. All price overrides require approval from the Board.

Where prices or inputs are not available or, in the judgment of the Board, are not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which reliable market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:
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
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' quarterly valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
Valuation of each of our investments will generally be made, as described above, as of the end of each fiscal quarter. In cases where the Company determines its net asset value (“NAV”) at times other than a quarter end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board with the assistance of the Adviser, the Audit Committee and Independent valuation firms, considers whether the pricing indicated by the external event corroborates its valuation.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2023, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$1,463,244	$(619,151)	$844,093
Up 200 basis points	975,496	(412,767)	562,729
Up 100 basis points	487,748	(206,384)	281,364
Down 100 basis points	(487,709)	206,384	(281,325)
Down 200 basis points	(974,748)	412,767	(561,981)
(1)Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” for further information.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Blackstone Private Credit Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Private Credit Fund and its subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, and changes in net assets for the years ended December 31, 2023 and 2022 and for the period from January 7, 2021 (commencement of operations) to December 31, 2021, and the related notes (referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for the years ended December 31, 2023 and 2022 and for the period from January 7, 2021 (commencement of operations) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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
Investments – Level 3 Fair Value Measurements – Refer to Footnote 2 and 5 in the financial statements
Critical Audit Matter Description
As described in Note 5 to the financial statements, the Company held $43,504,923 thousand of investments classified as level 3 fair value measurements as of December 31, 2023. These investments include illiquid secured debt and unlisted equity securities. The valuation approaches used are based on the facts and circumstances of the underlying investments and involve estimates relating to unobservable valuation inputs.
We identified the valuation of level 3 investments as a critical audit matter given the judgments involved in estimating fair value, including the selection of valuation approaches and development of unobservable inputs. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of level 3 investments included the following, among others:
•We evaluated the appropriateness of the valuation approaches used for level 3 investments.
•For certain investments, we tested management’s process for estimating fair value, including evaluating the unobservable valuation inputs by comparison to external sources. For select investments, we used the assistance of our fair value specialists.
•For certain investments, we developed our own independent estimate of the fair value and compared our estimate to management’s estimate. For select investments, we used the assistance of our fair value specialists.
•We evaluated the impact of current market events and conditions on the valuation methodologies and unobservable inputs.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2024
We have served as the Company’s auditor since 2020.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $48,561,249 and $47,528,550 at December 31, 2023 and December 31, 2022, respectively)	$48,242,813	$46,543,190
Non-controlled/affiliated investments (cost of $558 and $719 at December 31, 2023 and December 31, 2022, respectively)	2,499	2,813
Controlled/affiliated investments (cost of $2,459,916 and $2,406,027 at December 31, 2023 and December 31, 2022 respectively)	2,498,599	2,362,605
Total investments at fair value (cost of $51,021,723 and $49,935,296 at December 31, 2023 and December 31, 2022, respectively)	50,743,911	48,908,608
Cash and cash equivalents (restricted cash of $938 and $3,701 at December 31, 2023 and December 31, 2022, respectively)	1,481,770	1,351,901
Interest receivable from non-controlled/non-affiliated investments	515,902	586,632
Dividend receivable from Controlled/affiliated investments	98,607	69,964
Receivable from broker	266,573	355,742
Deferred financing costs	93,836	102,324
Deferred offering costs	1,032	1,750
Receivable for investments sold	101,460	1,297,385
Subscription receivable	—	9,550
Derivative assets at fair value (Note 6)	14,145	3,952
Other assets	—	5,088
Total assets	$53,317,236	$52,692,896
LIABILITIES
Debt (net of unamortized debt issuance costs of $91,634 and $102,290 at December 31, 2023 and December 31, 2022, respectively)	$23,179,861	$26,493,658
Payable for investments purchased	70,138	1,345,581
Management fees payable (Note 3)	87,272	73,392
Income based incentive fee payable (Note 3)	122,943	94,117
Interest payable	322,597	316,000
Derivative liabilities at fair value (Note 6)	165,541	250,351
Due to affiliates	23,577	38,967
Distribution payable (Note 9)	245,032	198,736
Payable for share repurchases (Note 9)	532,774	1,170,768
Accrued expenses and other liabilities	33,064	26,261
Total liabilities	24,782,799	30,007,831
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,123,896,870 and 922,574,582 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	11,239	9,226
Additional paid in capital	28,679,353	23,689,778
Distributable earnings (loss)	(156,155)	(1,013,939)
Total net assets	28,534,437	22,685,065
Total liabilities and net assets	$53,317,236	$52,692,896
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2023	December 31, 2022
Class I Shares:
Net assets	$18,649,595	$14,537,932
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	734,579,940	591,237,616
Net asset value per share	$25.39	$24.59
Class S Shares:
Net assets	$9,492,496	$6,947,313
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	373,864,258	282,541,041
Net asset value per share	$25.39	$24.59
Class D Shares:
Net assets	$392,346	$1,199,819
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	15,452,672	48,795,925
Net asset value per share	$25.39	$24.59
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$5,196,090	$3,330,329	$768,141
Payment-in-kind interest income	218,469	129,475	9,267
Dividend income	198	2,152	409
Fee income	3,281	27,939	30,823
From non-controlled/affiliated investments:
Dividend income	16	—	—
From controlled/affiliated investments:
Payment-in-kind interest income	2,420	—	—
Dividend income	317,535	112,452	1,800
Total investment income	5,738,009	3,602,347	810,440
Expenses:
Interest expense	1,759,437	990,538	144,929
Management fees (Note 3)	316,238	259,944	74,560
Income based incentive fees (Note 3)	446,922	288,892	71,500
Capital gains incentive fees (Note 3)	—	(15,058)	15,058
Distribution and shareholder servicing fees
Class S	68,878	50,424	11,752
Class D	1,117	2,302	338
Professional fees	20,114	12,917	3,533
Board of Trustees’ fees	913	877	563
Administrative service expenses (Note 3)	6,729	5,767	2,094
Other general & administrative	23,120	15,156	6,491
Organization costs	—	—	1,090
Amortization of continuous offering costs	3,253	5,036	4,217
Total expenses before excise tax	2,646,721	1,616,795	336,125
Expense support (Note 3)	—	—	(2,199)
Recoupment of expense support (Note 3)	—	—	2,199
Management fees waived (Note 3)	—	—	(18,231)
Incentive fees waived (Note 3)	—	—	(14,870)
Net investment income before excise tax	3,091,288	1,985,552	507,416
Excise tax expense	32,826	975	—
Net investment income after excise tax	3,058,462	1,984,577	507,416
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	550,279	(1,007,789)	111,910
Non-controlled/affiliated investments	(153)	1,062	1,031
Controlled/affiliated investments	81,923	(43,810)	388
Derivative instruments (Note 6)	(13,259)	(4,301)	1,505
Foreign currency and other transactions	(3,085)	9,160	(10,933)
Net change in unrealized appreciation (depreciation)	615,705	(1,045,678)	103,901
Net realized gain (loss):
Non-controlled/non-affiliated investments	(308,777)	(252,197)	12,796
Non-controlled/affiliated investments	213	—	—
Derivative instruments (Note 6)	3,063	(43,104)	—
Forward purchase obligation (Note 8)	—	—	3,709
Syndicated warehouse agreement (Note 8)	—	—	2,334
Foreign currency and other transactions	(5,483)	19,472	(2,274)
Net realized gain (loss)	(310,984)	(275,829)	16,565
Net realized and change in unrealized gain (loss)	304,721	(1,321,507)	120,466
Net increase (decrease) in net assets resulting from operations	$3,363,183	$663,070	$627,882
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Operations:
Net investment income after excise tax	$3,058,462	$1,984,577	$507,416
Net change in unrealized appreciation (depreciation)	615,705	(1,045,678)	103,901
Net realized gain (loss)	(310,984)	(275,829)	16,565
Net increase (decrease) in net assets resulting from operations	3,363,183	663,070	627,882
Distributions to common shareholders:
Class I	(1,729,499)	(1,239,553)	(392,376)
Class S	(767,401)	(478,548)	(112,581)
Class D	(44,882)	(80,303)	(12,065)
Net decrease in net assets resulting from distributions	(2,541,782)	(1,798,404)	(517,022)
Share transactions:
Class I:
Proceeds from shares sold	4,301,597	7,657,964	8,753,643
Share transfers between classes	1,160,908	72,944	20,647
Distributions reinvested	779,404	520,100	139,405
Repurchased shares, net of early repurchase deduction	(2,667,221)	(1,934,680)	(16,150)
Net increase (decrease) from share transactions	3,574,688	6,316,328	8,897,545
Class S:
Proceeds from shares sold	2,442,624	3,867,398	3,376,654
Share transfers between classes	(69,353)	(27,793)	(6,557)
Distributions reinvested	348,634	204,169	41,775
Repurchased shares, net of early repurchase deduction	(441,234)	(207,608)	(183)
Net increase (decrease) from share transactions	2,280,671	3,836,166	3,411,689
Class D:
Proceeds from shares sold	259,923	837,827	445,077
Share transfers between classes	(1,091,555)	(45,151)	(14,090)
Distributions reinvested	18,060	36,842	3,679
Repurchased shares, net of early repurchase deduction	(13,816)	(16,433)	8
Net increase (decrease) from share transactions	(827,388)	813,085	434,674
Total increase (decrease) in net assets	5,849,372	9,830,245	12,854,768
Net assets, beginning of period	22,685,065	12,854,820	52
Net assets, end of period	$28,534,437	$22,685,065	$12,854,820

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,363,183	$663,070	$627,882
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(632,049)	1,050,537	(113,329)
Net change in unrealized (appreciation) depreciation on derivative instruments	13,259	4,301	(1,505)
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	3,085	(9,160)	—
Net realized (gain) loss on investments	308,564	252,197	(12,796)
Net realized (gain) loss on derivative instruments	(3,063)	—	—
Net realized (gain) loss on forward purchase obligation	—	—	(3,709)
Net realized (gain) loss on syndicated warehouse agreement	—	—	(2,334)
Net realized (gain) loss on foreign currency and other transactions	5,483	—	—
Payment-in-kind interest capitalized	(236,822)	(140,006)	(4,910)
Net accretion of discount and amortization of premium	(172,875)	(147,923)	(38,201)
Amortization of deferred financing costs	31,362	25,136	8,834
Amortization of debt issuance costs and original issue discount on notes	27,699	20,823	3,069
Amortization of offering costs	3,253	5,036	4,217
Payment in connection with purchase of Syndicated Warehouse, net of cash received (Note 8)	—	—	(44,521)
Payment in connection with Purchase Agreement transaction, net of cash received (Note 12)	—	—	(697,431)
Purchases of investments	(7,536,897)	(27,899,547)	(32,980,620)
Proceeds from sale of investments and principal repayments	6,551,603	8,698,004	3,664,970
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	70,730	(392,139)	(184,082)
Dividend receivable from Controlled/affiliated investments	(28,643)	(69,964)	—
Receivable from broker	89,169	(355,742)	—
Receivable for investments sold	1,195,925	(633,791)	(663,594)
Other assets	5,088	(4,299)	(791)
Payable for investments purchased	(1,275,443)	348,173	878,742
Management fees payable	13,880	38,354	35,038
Income based incentive fees payable	28,826	58,113	36,004
Capital gains incentive fees payable	—	(15,058)	15,058
Interest payable	6,597	265,706	49,238
Due to affiliates	(15,390)	29,619	9,348
Accrued expenses and other liabilities	6,803	22,811	3,450
Net cash provided by (used in) operating activities	1,823,327	(18,185,749)	(29,411,973)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Borrowings on debt	$3,684,216	$20,297,052	$26,764,988
Repayments on debt	(7,235,455)	(11,744,062)	(8,975,052)
Deferred financing costs paid	(26,087)	(59,410)	(82,489)
Debt issuance costs paid	(15,918)	(7,947)	(9,594)
Deferred offering costs paid	(1,733)	(4,865)	(6,061)
Proceeds from issuance of common shares	7,004,144	12,363,189	12,574,547
Repurchased shares, net of early repurchase deduction paid	(3,750,742)	(1,009,799)	(4,120)
Dividends paid in cash	(1,350,683)	(938,436)	(232,312)
Net cash provided by (used in) financing activities	(1,692,258)	18,895,722	30,029,907
Net increase (decrease) in cash and cash equivalents	131,069	709,973	617,934
Effect of foreign exchange rate changes on cash and cash equivalents	(1,200)	23,942	—
Cash and cash equivalents, beginning of period	1,351,901	617,986	52
Cash and cash equivalents, end of period	$1,481,770	$1,351,901	$617,986

Supplemental information and non-cash activities:
Interest paid during the period	$1,946,485	$799,997	$83,793
Distribution payable	245,032	198,736	100,155
Reinvestment of dividends during the period	1,146,098	761,111	184,859
Accrued but unpaid debt financing and debt issuance costs	—	2,718	2,004
Accrued but unpaid offering costs	6	6	627
Share repurchases accrued but not yet paid	532,774	1,158,283	12,205
Excise taxes paid	5,968	—	—
Investments contributed in-kind to joint ventures (Note 11)	—	459,430	—
Non-cash assets acquired/liabilities assumed:
Syndicated Warehouse:
Investments	—	—	300,464
Debt	—	—	(134,000)
Other assets/liabilities, net	—	—	(118,411)
Twin Peaks Acquisition:
Investments	—	—	1,023,188
Debt	—	—	(337,648)
Other assets/liabilities, net	—	—	35,473

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.47%	1/29/2027		$2,519	$2,521	$2,526	0.01%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	9.36%	2/15/2029		12,101	12,057	12,129	0.04
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.90%	5/25/2028		50,466	49,307	45,735	0.16
Atlas CC Acquisition Corp.	(4)(7)(10)	SOFR +	4.00%	9.46%	5/25/2028		5,350	5,150	3,548	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.46%	12/27/2027		5,759	5,721	5,586	0.02
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.46%	12/27/2027		25,374	25,374	24,613	0.09
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.46%	2/5/2026		1,672	1,657	1,622	0.01
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	12.10%	1/9/2030		2,370	2,300	2,370	0.01
Linquest Corp.	(4)(10)	SOFR +	5.75%	11.23%	7/28/2028		153,956	151,945	151,647	0.53
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.71%	10/2/2024		142,825	141,839	142,825	0.50
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.71%	10/16/2025		28,773	28,773	28,773	0.10
Loar Group, Inc.	(4)(7)(11)	SOFR +	7.25%	12.71%	4/1/2024		52,535	52,098	51,595	0.18
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	4.00%	9.36%	6/14/2030		1,071	1,069	1,079	0.00
Magneto Components BuyCo, LLC	(4)(6)(7)(10)	SOFR +	6.00%	11.36%	12/5/2030		54,347	52,648	52,629	0.18
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.60%	6/1/2027		48,220	47,615	35,683	0.13
Peraton Corp.	(10)	SOFR +	3.75%	9.21%	2/1/2028		13,470	13,494	13,521	0.05
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.71%	12/6/2028		11,790	11,748	11,818	0.04
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	6.00%	11.35%	3/1/2028		14,914	14,633	14,616	0.05
								619,949	602,315	2.11
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.25%	6/11/2027		172,313	170,244	166,713	0.58
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027		93,295	92,138	90,263	0.32
Alliance Ground	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027		94,658	93,323	91,582	0.32
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.68%	7/19/2029	EUR	114,140	113,610	121,716	0.43
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.10%	7/19/2029		102,349	100,312	101,837	0.36
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.95%	4/30/2027		103,554	103,080	98,118	0.34
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026		28,088	27,623	28,088	0.10
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	2/5/2029		139,452	137,422	139,452	0.49
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.25%	11.70%	6/15/2029		60,184	59,155	59,309	0.21
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.72%	12/30/2028		1,098	1,062	1,075	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.25%	12/31/2028		272,911	269,041	257,901	0.90
SEKO Global Logistics Network, LLC	(4)(11)	E +	5.00%	8.89%	12/30/2026	EUR	34,773	39,915	37,620	0.13
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.72%	12/30/2026		68,432	67,909	67,064	0.24
SEKO Global Logistics Network, LLC	(4)(7)(11)	P +	4.00%	12.50%	12/30/2026		3,195	3,156	2,962	0.01
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.66%	12/30/2026		14,997	14,946	14,697	0.05
The Kenan Advantage Group, Inc.	(10)	SOFR +	3.86%	9.22%	3/24/2026		13,048	13,058	13,025	0.05
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	9.61%	7/26/2028		14,041	13,947	13,800	0.05
								1,319,941	1,305,222	4.58

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Airlines
Air Canada	(6)(10)	SOFR +	3.50%	9.14%	8/11/2028		$12,626	$12,616	$12,681	0.04%
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.21%	6/7/2028		7,459	7,439	7,476	0.03
United Airlines, Inc.	(6)(10)	SOFR +	3.75%	9.22%	4/21/2028		15,886	15,939	15,966	0.06
								35,994	36,123	0.13
Auto Components
Clarios Global LP	(6)(8)	SOFR +	3.75%	9.11%	5/6/2030		3,491	3,490	3,503	0.01
Metis Buyer, Inc.	(10)	SOFR +	4.00%	9.47%	5/4/2028		27,159	26,698	27,244	0.10
Metis Buyer, Inc.	(4)(7)(10)	SOFR +	3.25%	8.89%	5/4/2028		3,060	2,965	3,014	0.01
								33,153	33,761	0.12
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.86%	3/31/2028		44,769	44,081	44,433	0.16
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	7.54%	11/15/2027		997	988	999	0.00
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.99%	8/1/2028		25,736	25,402	26,063	0.09
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	8.71%	4/12/2028		4,867	4,840	4,877	0.02
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.21%	11/23/2027		35,708	35,646	35,221	0.12
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	9.68%	4/23/2028	EUR	28,739	31,206	27,205	0.10
Engineered Stone Group Holdings III Ltd.	(4)(6)(10)	SOFR +	5.75%	11.39%	4/23/2028		59,425	58,835	50,957	0.18
Fencing Supply Group Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	11.64%	2/26/2027		110,714	109,659	109,004	0.38
Great Day Improvements, LLC	(4)(10)	SOFR +	6.25%	11.72%	12/29/2027		179,780	177,387	179,780	0.63
Great Day Improvements, LLC	(4)(10)	SOFR +	6.25%	11.89%	12/29/2027		12,192	11,845	12,192	0.04
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.35%	2/25/2025		43,474	43,317	39,236	0.14
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.35%	2/25/2027		187,540	186,022	169,254	0.59
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.35%	2/25/2025		6,319	6,296	5,703	0.02
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028		40,384	40,201	40,369	0.14
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	11.70%	9/1/2027		113,142	111,774	108,051	0.38
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.69%	4/7/2025		148,455	146,699	145,857	0.51
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	8.96%	12/18/2027		5,489	5,497	5,509	0.02
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.95%	4/29/2029		3,469	3,362	3,441	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.71%	11/3/2028		25,209	25,030	25,182	0.09
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	12.00%	12/29/2026		56,265	55,700	56,265	0.20
								1,078,718	1,044,166	3.66
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.86%	8/17/2028		7,138	7,089	7,170	0.03
AllSpring Buyer, LLC	(6)(9)	SOFR +	3.25%	8.89%	11/1/2028		2,948	2,960	2,942	0.01
Apex Group Treasury, LLC	(6)(9)	SOFR +	3.75%	9.38%	7/27/2028		15,140	15,116	15,102	0.05
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	5.00%	10.40%	7/27/2028		78,749	77,229	78,650	0.28
Aretec Group, Inc.	(6)(8)	SOFR +	4.50%	9.96%	8/9/2030		862	852	862	0.00
Clipper Acquisitions Corp.	(8)	SOFR +	1.75%	7.21%	3/3/2028		1,990	1,983	1,986	0.01
FFML Holdco Ltd	(4)(6)(8)	B +	6.25%	11.92%	11/30/2028	NZD	38,495	23,322	23,909	0.08

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Capital Markets (continued)
Focus Financial Partners LLC	(9)	SOFR +	3.50%	8.86%	6/30/2028	$6,983	$6,940	$7,009	0.02%
Focus Financial Partners LLC	(9)	SOFR +	3.25%	8.61%	6/30/2028	1,985	1,969	1,992	0.01
Focus Financial Partners LLC	(9)	SOFR +	2.50%	7.86%	6/30/2028	1,990	1,990	1,993	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	11.85%	4/30/2027	3,923	3,864	2,540	0.01
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.95%	12/22/2027	12,151	12,070	12,029	0.04
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	9.22%	12/1/2028	13,160	13,096	13,210	0.05
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.97%	4/7/2028	18,463	18,431	18,512	0.06
							186,911	187,906	0.66
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.96%	9/30/2026	4,899	4,906	4,878	0.02
Formulations Parent Corp.	(4)(6)(7)(10)	SOFR +	5.75%	11.13%	11/15/2030	21,429	20,938	20,966	0.07
Geon Performance Solutions, LLC	(10)	SOFR +	4.75%	10.36%	8/18/2028	3,615	3,597	3,620	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	5.50%	10.96%	8/30/2028	13,573	13,544	13,402	0.05
Olympus Water US Holding Corp.	(9)	SOFR +	3.75%	9.36%	11/9/2028	5,513	5,503	5,509	0.02
Oxea Corporation	(6)(8)	SOFR +	3.50%	9.01%	10/14/2024	6	6	6	0.00
							48,494	48,381	0.17
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.39%	8/18/2028	29,328	29,001	29,413	0.10
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.21%	5/12/2028	41,148	41,086	41,042	0.14
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	8.46%	11/16/2028	11,765	11,732	11,775	0.04
APX Group, Inc.	(6)(9)	SOFR +	3.25%	8.92%	7/10/2028	17,390	17,362	17,423	0.06
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	11.18%	5/7/2028	384,143	384,143	384,143	1.35
Bazaarvoice, Inc.	(4)(8)	SOFR +	5.75%	11.15%	5/7/2028	24,390	24,390	24,390	0.09
CFS Brands, LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.34%	10/2/2030	201,608	196,925	196,753	0.69
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	10.11%	3/31/2028	8,068	8,006	8,068	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.22%	3/31/2028	29,707	29,737	29,511	0.10
Divisions Holding Corp.	(4)(10)	SOFR +	4.75%	10.22%	5/27/2028	9,701	9,635	9,653	0.03
EAB Global, Inc.	(9)	SOFR +	3.50%	8.97%	8/16/2028	4,900	4,884	4,900	0.02
Foundational Education Group, Inc.	(4)(9)	SOFR +	4.25%	9.89%	8/31/2028	8,960	8,900	8,781	0.03
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.36%	11/17/2029	45,467	44,358	44,335	0.16
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.39%	11/17/2024	4,125	3,892	3,905	0.01
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.72%	10/30/2026	12,000	12,021	12,037	0.04
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.62%	2/1/2029	9,097	9,031	9,123	0.03
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.60%	10/2/2030	56,234	54,446	54,378	0.19
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.23%	12/15/2027	196,505	193,795	195,707	0.69
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.12%	11/9/2029	12,109	11,462	11,658	0.04
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.47%	12/17/2030	283,439	280,505	283,439	0.99
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	12/10/2027	53,167	52,182	52,934	0.19
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.73%	10/19/2028	46,961	46,317	46,492	0.16
KPSKY Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.76%	10/19/2028	20,949	20,589	20,740	0.07

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
MaxGen Energy Services Corporation	(4)(7)(11)	SOFR +	5.50%	10.96%	6/2/2027	$84,023	$82,739	$82,749	0.29%
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.00%	10.96%	12/1/2027	187,232	184,765	187,232	0.66
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2027	127,747	125,485	126,333	0.44
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	5.50%	10.95%	6/23/2027	16,227	16,177	11,703	0.04
Recycle & Resource US, LLC	(6)(9)	SOFR +	3.50%	9.11%	7/14/2028	5,115	5,089	4,818	0.02
Revspring, Inc.	(8)	SOFR +	4.00%	9.61%	10/11/2025	15,125	15,070	15,074	0.05
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.22%	12/8/2028	27,069	26,978	27,069	0.09
USIC Holdings, Inc.	(10)	SOFR +	3.50%	9.11%	5/12/2028	24,438	24,360	24,291	0.09
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.43%	1/21/2029	9,032	9,000	8,936	0.03
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.64%	11/2/2027	20,137	20,168	18,224	0.06
							2,004,230	2,007,029	7.02
Construction & Engineering
Aegion Corporation	(10)	SOFR +	4.75%	10.39%	5/17/2028	15,986	15,965	16,019	0.06
ASP Endeavor Acquisition, LLC	(4)(9)	SOFR +	6.50%	12.13%	5/3/2027	35,100	34,710	32,116	0.11
Brookfield WEC Holdings, Inc.	(9)	SOFR +	3.75%	9.11%	8/1/2025	2,963	2,902	2,976	0.01
COP Home Services TopCo IV, Inc.	(4)(7)(11)	SOFR +	6.00%	11.48%	12/31/2027	211,094	206,716	210,672	0.74
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	10.54%	3/2/2028	23,146	23,013	22,798	0.08
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.96%	12/16/2027	11,345	11,287	11,375	0.04
Thermostat Purchaser III, Inc.	(4)(7)(10)	SOFR +	4.50%	10.04%	8/31/2028	41,364	40,659	40,927	0.14
Tutor Perini Corp.	(6)(11)	SOFR +	4.75%	10.22%	8/18/2027	2,592	2,609	2,539	0.01
							337,861	339,422	1.19
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.11%	10/19/2027	17,001	17,041	17,058	0.06
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.25%	11.90%	10/2/2028	11,415	11,142	11,244	0.04
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	11.71%	10/2/2028	2,587	2,490	2,496	0.01
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.21%	3/11/2028	15,439	15,424	15,475	0.05
Charter NEX US, Inc.	(10)	SOFR +	3.75%	9.22%	12/1/2027	18,108	18,141	18,213	0.06
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.47%	8/4/2027	8,923	8,911	8,946	0.03
MAR Bidco Sarl	(6)(9)	SOFR +	3.95%	9.50%	7/6/2028	3,859	3,846	3,672	0.01
Novolex, Inc.	(9)	SOFR +	4.18%	9.63%	4/13/2029	16,942	16,610	17,037	0.06
Pretium PKG Holdings, Inc.	(11)	SOFR +	4.60%	9.99%	10/2/2028	21,969	21,677	17,300	0.06
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.50%	9.89%	9/15/2028	16,355	16,153	16,406	0.06
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.97%	8/12/2028	992	989	996	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.72%	3/3/2028	7,108	7,073	7,077	0.02
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.61%	9/15/2028	15,977	15,939	15,954	0.06
Trident TPI Holdings, Inc.	(9)	SOFR +	5.25%	10.60%	9/15/2028	6,071	5,950	6,100	0.02
							144,345	140,916	0.48

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.14%	12/10/2028		$7,880	$7,768	$7,565	0.03%
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.38%	10/31/2029		204,331	200,024	199,899	0.70
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.37%	10/31/2025		5,517	5,245	5,292	0.02
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.73%	10/17/2025		5,611	5,568	5,611	0.02
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.52%	12/29/2026		80,382	79,308	80,382	0.28
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.96%	11/2/2026		29,955	29,522	29,206	0.10
Marcone Yellowstone Buyer, Inc.	(4)(7)(10)	SOFR +	6.50%	12.00%	6/23/2028		15,652	15,141	14,583	0.05
Marcone Yellowstone Buyer, Inc.	(4)(7)(10)	SOFR +	6.25%	11.77%	6/23/2028		25,870	25,533	24,286	0.09
NDC Acquisition Corp.	(4)(11)	SOFR +	5.50%	10.95%	3/9/2027		21,881	21,562	21,662	0.08
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.50%	10.98%	3/9/2027		514	464	480	0.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.98%	5/13/2026		9,159	8,930	8,976	0.03
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.98%	11/13/2024		73,531	73,037	72,060	0.25
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.20%	6/30/2025		64,202	63,538	62,918	0.22
								535,640	532,920	1.87
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.96%	12/11/2028		20,580	20,268	20,259	0.07
BPPH2 Limited	(4)(6)(8)	S +	6.75%	11.56%	3/2/2028	GBP	40,700	55,369	51,489	0.18
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	11.02%	7/20/2028		948,713	942,546	948,713	3.32
Colibri Group, LLC	(10)	SOFR +	5.00%	10.58%	3/12/2029		9,846	9,773	9,859	0.03
EM Bidco Limited	(6)(9)	SOFR +	4.25%	9.70%	7/6/2029		7,460	7,393	7,413	0.03
Endeavor Schools Holdings LLC	(4)(11)	SOFR +	6.25%	11.65%	7/18/2029		47,455	46,359	46,743	0.16
Endeavor Schools Holdings LLC	(4)(7)(11)	SOFR +	6.25%	11.64%	7/18/2029		8,728	8,383	8,451	0.03
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	11.71%	12/31/2026		90,012	87,502	86,807	0.30
Groundworks, LLC	(4)(7)(11)	SOFR +	6.50%	11.90%	3/14/2030		823	801	821	0.00
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	10.38%	3/12/2029		27,500	26,825	27,534	0.10
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.22%	12/15/2028		15,736	15,639	15,652	0.05
Spring Education Group, Inc.	(8)	SOFR +	4.50%	9.85%	9/29/2030		13,785	13,618	13,842	0.05
Sunshine Cadence Holdco, LLC	(8)	SOFR +	4.25%	9.86%	3/23/2027		39,192	37,130	38,041	0.13
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	6.50%	11.88%	3/23/2027		200	196	200	0.00
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	6.50%	11.93%	3/23/2027		700	685	700	0.00
TruGreen Limited Partnership	(10)	SOFR +	4.00%	9.46%	11/2/2027		1,213	1,218	1,174	0.00
University Support Services, LLC	(9)	SOFR +	3.25%	8.71%	2/10/2029		9,835	9,798	9,848	0.03
Weld North Education, LLC	(9)	SOFR +	3.75%	9.22%	12/21/2027		15,200	15,160	15,221	0.05
								1,298,663	1,302,767	4.53
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.21%	4/28/2028		127,768	126,258	125,851	0.44
Comet Acquisition, Inc.	(9)	SOFR +	4.25%	9.79%	10/24/2025		15,670	15,548	15,661	0.05
Lereta, LLC	(10)	SOFR +	5.25%	10.72%	7/30/2028		29,157	28,966	22,378	0.08
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.40%	10/15/2028		66,371	65,829	66,438	0.23

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Financial Services (continued)
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.73%	9/1/2030	$19,991	$19,489	$19,664	0.07%
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.73%	9/1/2029	523	456	480	0.00
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.47%	6/2/2028	32,832	32,582	32,434	0.11
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.75%	9.11%	2/24/2028	5,211	5,168	5,234	0.02
SelectQuote, Inc.	(4)(5)(10)	SOFR +	9.50%	14.96% (incl. 3.00% PIK)	11/5/2024	271,178	270,968	244,060	0.86
							565,264	532,200	1.86
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	SOFR +	5.50%	10.89%	8/15/2028	22,638	22,402	20,402	0.07
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.51%	10/1/2028	158,727	156,034	158,727	0.56
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.46%	10/1/2028	72,371	71,188	72,371	0.25
Zacapa, LLC	(6)(9)	SOFR +	4.00%	9.35%	3/22/2029	6,021	6,012	6,018	0.02
							255,636	257,518	0.90
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	4.75%	10.24%	3/26/2027	50,476	49,831	48,709	0.17
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.75%	11.14%	3/26/2027	48,823	47,802	48,020	0.17
Tiger Acquisition, LLC	(4)(6)(9)	SOFR +	3.25%	8.71%	6/1/2028	1,995	1,980	1,989	0.01
							99,613	98,718	0.35
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	5.50%	10.95%	8/17/2028	197,781	194,890	197,288	0.69
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.72%	6/21/2028	40,033	39,705	39,965	0.14
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	11.28%	11/25/2026	8,292	8,189	8,292	0.03
							242,784	245,545	0.86
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.46%	12/23/2026	25,255	25,002	22,856	0.08
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.49%	12/23/2026	1,944	1,933	1,759	0.01
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.52%	12/23/2026	7,580	7,534	6,860	0.02
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	10.87%	10/8/2029	462,089	453,107	452,887	1.59
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.39%	3/2/2028	12,007	11,990	11,737	0.04
Phoenix 1 Buyer Corp.	(4)(7)(8)	SOFR +	5.50%	10.87%	11/20/2030	43,137	42,628	42,622	0.15
Presidio, Inc.	(8)	SOFR +	3.50%	8.98%	1/22/2027	2,175	2,177	2,182	0.01
							544,371	540,903	1.90

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	SOFR +	7.00%	12.46%	10/4/2024		$3,871	$3,811	$3,871	0.01%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029		8,447	8,257	8,417	0.03
Tetra Technologies, Inc.	(4)(6)(11)	SOFR +	6.25%	11.71%	9/10/2025		22,793	22,345	22,793	0.08
								34,413	35,081	0.12
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	9.02%	11/10/2028		7,642	7,588	7,584	0.03
Food Products
Quantum Bidco, Ltd.	(4)(6)(8)	S +	5.50%	11.05%	1/29/2028	GBP	12,500	16,680	14,977	0.05
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	9.36%	12/18/2026		4,881	4,901	4,888	0.02
								21,581	19,865	0.07
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	12.11%	6/30/2028		680	542	278	0.00
Quality Distribution LLC	(4)(11)	SOFR +	6.38%	11.83%	7/1/2028		6,874	6,742	6,874	0.02
								7,284	7,152	0.02
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(9)	SOFR +	5.75%	11.25%	6/13/2029		25,064	24,582	24,187	0.08
Auris Luxembourg III Sarl	(6)(8)	SOFR +	3.75%	9.62%	2/27/2026		9,975	9,968	9,873	0.03
Bamboo US BidCo LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.38%	9/30/2030		30,457	29,333	29,567	0.10
Bamboo US BidCo LLC	(4)(6)(11)	E +	6.00%	9.95%	9/30/2030	EUR	70,854	72,851	76,460	0.27
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.15%	11/1/2028		170,345	167,802	164,619	0.58
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	11.21%	7/6/2028		67,027	66,019	66,859	0.23
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	11.00%	9/13/2028		193,545	191,144	190,642	0.67
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	11.02%	9/13/2028		49,005	48,461	48,270	0.17
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	11.00%	7/20/2029		49,500	46,738	46,035	0.16
Natus Medical Incorporated	(4)(7)(9)	SOFR +	4.75%	10.21%	7/21/2027		3,463	3,363	2,830	0.01
Resonetics, LLC	(10)	SOFR +	4.00%	9.65%	4/28/2028		65,960	65,274	66,097	0.23
Sunshine Luxembourg VII S.à r.l, LLC	(6)(10)	SOFR +	3.50%	8.95%	10/1/2026		13,765	13,791	13,855	0.05
								739,326	739,294	2.58
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.50%	10.94%	8/10/2029	CAD	230,300	176,283	172,167	0.60
ACI Group Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	8/2/2027		3,222	2,966	3,007	0.01
ACI Group Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	8/2/2028		112,069	110,053	110,685	0.39
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.79%	5/7/2027		11,846	11,714	11,846	0.04
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.53%	5/7/2027		8,647	8,525	8,569	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.75%	5/7/2027		252	251	250	0.00
ADMI Corp.	(9)	SOFR +	3.75%	9.22%	12/23/2027		39,949	39,803	38,077	0.13
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.00%	2/25/2028		26,213	25,545	26,213	0.09
AMGH Holding Corp.	(11)	SOFR +	4.25%	9.89%	3/14/2025		11,494	11,501	9,061	0.03

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Canadian Hospital Specialties Ltd.	(4)(6)(11)	C +	4.50%	9.93%	4/14/2028	CAD	14,821	$11,739	$13,890	0.05%
Canadian Hospital Specialties Ltd.	(4)(6)(10)	C +	4.50%	9.93%	4/15/2027	CAD	5,400	4,273	4,024	0.01
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	11.19%	2/24/2029	GBP	62,265	81,504	74,207	0.26
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	10.03%	2/24/2029	EUR	14,000	15,575	14,451	0.05
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	11.32%	2/24/2029		$6,125	6,424	5,727	0.02
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.25%	11.70% (incl. 2.75% PIK)	12/21/2028		508,348	501,641	432,096	1.51
Covenant Surgical Partners, Inc.	(8)	SOFR +	4.00%	9.38%	7/1/2026		2,926	2,902	2,291	0.01
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.75%	4/3/2028		25,410	25,273	25,220	0.09
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.50%	11.85%	4/3/2028		9,996	9,753	9,946	0.03
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026		28,810	28,810	28,666	0.10
Global Medical Response, Inc.	(11)	SOFR +	4.25%	9.93%	10/2/2025		33,941	33,983	26,757	0.09
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.45%	10/15/2026		272,236	269,237	259,986	0.91
Kwol Acquisition, Inc.	(4)(6)(7)(10)	SOFR +	6.25%	11.43%	12/6/2029		6,872	6,687	6,685	0.02
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	11.21%	2/1/2029		162,061	159,705	160,035	0.56
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	11.19%	2/1/2029		21,690	21,138	21,418	0.08
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028		18,987	18,932	17,278	0.06
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.96%	7/16/2027		482,571	480,045	448,791	1.57
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.13%	11/16/2025		59,439	59,232	59,439	0.21
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2025		4,211	4,211	4,211	0.01
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	10.39%	2/28/2028		22,789	22,670	22,547	0.08
ONS MSO, LLC	(4)(6)(7)(11)	SOFR +	5.75%	11.10%	7/8/2026		7,714	7,132	7,116	0.02
ONS MSO, LLC	(4)(6)(7)(11)	SOFR +	6.25%	11.69%	7/8/2026		808	705	703	0.00
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.22%	3/31/2027		30,387	30,234	26,868	0.09
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.72%	12/29/2028		6,389	6,357	6,198	0.02
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.97%	3/5/2026		7,784	7,784	7,795	0.03
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.10%	5/12/2029		90,576	88,919	85,130	0.30
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.10%	5/12/2028		4,822	4,612	3,990	0.01
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	8/31/2029		126,926	124,779	125,875	0.44
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.71%	3/9/2026		14,156	14,156	14,156	0.05
Radnet, Inc.	(6)(10)	SOFR +	3.00%	8.36%	4/21/2028		4,610	4,595	4,630	0.02
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.30%	12/23/2028		486,546	477,890	474,954	1.66
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.29%	12/23/2028		36,822	35,375	34,787	0.12
Snoopy Bidco, Inc.	(4)(7)(10)	SOFR +	6.75%	12.65% PIK	6/1/2028		643,738	636,468	620,439	2.17
SpecialtyCare, Inc.	(4)(7)(11)	SOFR +	5.75%	11.41%	6/18/2028		68,478	67,108	65,852	0.23
SpecialtyCare, Inc.	(4)(7)(8)	SOFR +	4.00%	9.46%	6/18/2028		831	743	623	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.20%	1/2/2029		165,094	162,739	158,429	0.56

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Surgery Centers Holdings, Inc.	(6)(10)	SOFR +	3.50%	8.86%	12/19/2030		$5,687	$5,630	$5,717	0.02%
The Fertility Partners, Inc.	(4)(6)(10)	C +	5.75%	11.24%	3/16/2028	CAD	137,263	106,359	97,893	0.34
The Fertility Partners, Inc.	(4)(6)(7)(10)	C +	5.75%	11.25%	9/16/2027	CAD	8,688	6,678	6,079	0.02
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	11.36%	3/16/2028		46,138	45,580	43,601	0.15
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.78%	9/15/2028		314,182	306,781	314,182	1.10
TTF Holdings, LLC	(4)(10)	SOFR +	4.00%	9.47%	3/31/2028		4,007	3,990	4,012	0.01
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	11.15%	7/15/2028		9,597	9,452	9,357	0.03
UMP Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.13%	7/15/2028		13,158	13,058	12,791	0.04
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.61%	6/18/2029		887,415	887,415	887,415	3.11
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	6.00%	11.47%	11/18/2027		127,120	125,744	124,260	0.44
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	SOFR +	6.00%	11.45%	11/18/2027		54,865	54,002	53,229	0.19
Veonet GmbH	(6)(8)	S +	5.25%	10.44%	3/14/2029	GBP	202,759	258,483	254,326	0.89
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	5.75%	11.36%	6/22/2028		102,900	101,648	62,769	0.22
WHCG Purchaser III, Inc.	(4)(7)(10)	SOFR +	5.75%	11.36%	6/22/2026		12,455	12,331	7,585	0.03
								5,757,122	5,538,301	19.35
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.61%	2/15/2029		36,560	36,261	36,450	0.13
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.85%	5/25/2029		387,570	381,595	383,694	1.34
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.10%	5/25/2029		123,999	121,798	123,999	0.43
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.21%	5/25/2029		31,729	30,924	31,070	0.11
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.95%	10/4/2029		368,831	361,184	368,831	1.29
Datix Bidco, Ltd.	(4)(8)	SOFR +	4.50%	9.94%	4/28/2025		24,000	23,887	23,880	0.08
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.10%	9/21/2026		154,196	152,838	154,196	0.54
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.10%	11/20/2028		204,436	200,955	204,436	0.72
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	11.10%	9/21/2026		95,271	95,367	95,271	0.33
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.25%	10/29/2028		97,179	95,759	97,179	0.34
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.25%	10/29/2027		6,480	6,342	6,480	0.02
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	11.12%	11/8/2029		180,353	178,594	178,549	0.63
Imprivata, Inc.	(9)	SOFR +	3.75%	9.22%	12/1/2027		2,023	2,026	2,033	0.01
Neptune Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.50%	8/31/2030		15,000	14,595	14,660	0.05
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.22%	10/1/2027		12,970	13,013	13,012	0.05
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.64%	3/1/2028		71,173	69,903	71,173	0.25
NMC Crimson Holdings, Inc.	(4)(7)(10)	SOFR +	6.09%	11.63%	3/1/2028		14,758	14,408	14,315	0.05
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.72%	3/10/2028		4,681	4,664	4,686	0.02
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	11.25%	4/1/2028		130,730	128,866	130,730	0.46
RPBLS Midco, LLC	(4)(9)	SOFR +	5.75%	11.25%	4/1/2028		34,637	34,383	34,637	0.12
Verscend Holding Corp.	(8)	SOFR +	4.00%	9.47%	8/27/2025		30,170	30,198	30,308	0.11
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.47%	10/22/2026		12,289	12,300	12,350	0.04
								2,009,860	2,031,939	7.12

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	SOFR +	3.50%	8.97%	8/17/2028		$6,178	$6,186	$6,194	0.02%
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	11.44%	4/2/2029		31,450	30,974	30,672	0.11
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.36%	1/27/2029		13,460	13,455	13,483	0.05
Flynn Restaurant Group LP	(9)	SOFR +	4.25%	9.72%	12/1/2028		7,567	7,519	7,614	0.03
IRB Holding Corp.	(10)	SOFR +	3.00%	8.46%	12/15/2027		18,588	18,581	18,641	0.07
Mic Glen, LLC	(9)	SOFR +	3.25%	8.72%	7/21/2028		12,941	12,927	12,949	0.05
New Red Finance, Inc.	(8)	SOFR +	2.25%	7.61%	9/12/2030		2,000	2,000	2,003	0.01
Scientific Games Holdings LP	(9)	SOFR +	3.25%	8.66%	4/4/2029		12,309	12,284	12,329	0.04
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.47%	2/5/2027		17,847	17,872	17,942	0.06
Twin River Worldwide Holdings, Inc.	(6)(9)	SOFR +	3.25%	8.93%	10/2/2028		9,627	9,588	9,150	0.03
Whatabrands LLC	(9)	SOFR +	3.00%	8.47%	8/3/2028		9,438	9,385	9,466	0.03
								140,771	140,443	0.50
Household Durables
AI Aqua Merger Sub, Inc.	(6)(9)	SOFR +	3.75%	9.09%	7/31/2028		32,645	32,535	32,711	0.11
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	9.36%	12/14/2028		7,008	6,958	6,984	0.02
CEP V Investment 11 Sarl	(4)(6)(10)	SA +	6.52%	8.23%	2/11/2028	CHF	47,449	47,573	56,416	0.20
CEP V Investment 11 Sarl	(4)(6)(10)	E +	6.45%	10.38%	2/23/2028	EUR	54,899	51,713	60,606	0.21
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	9.11%	5/19/2028		11,875	11,838	11,825	0.04
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	9.74%	8/13/2029	EUR	25,070	25,324	27,192	0.10
Excelitas Technologies Corp.	(4)(10)	SOFR +	5.75%	11.23%	8/13/2029		161,975	159,543	159,140	0.56
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	11.22%	8/13/2029		14,288	13,965	14,095	0.05
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	11.20%	8/12/2028		9,065	8,838	8,807	0.03
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.22%	3/31/2028		22,941	22,869	22,986	0.08
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.96%	4/5/2029		8,580	8,293	8,620	0.03
Vertical US Newco, Inc.	(6)(9)	SOFR +	3.50%	9.38%	7/30/2027		17,708	17,752	17,770	0.06
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.39%	11/19/2028		22,632	22,559	21,557	0.08
								397,225	415,998	1.46
Insurance
Alera Group, Inc.	(4)(7)(10)	SOFR +	6.00%	11.46%	10/2/2028		63,312	62,765	63,201	0.22
Alliant Holdings Intermediate, LLC	(9)	SOFR +	3.50%	8.86%	11/6/2030		3,681	3,679	3,702	0.01
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	8/31/2029		370,013	362,338	368,393	1.29
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.97%	2/12/2027		17,414	17,310	17,479	0.06
Baldwin Risk Partners, LLC	(6)(9)	SOFR +	3.50%	8.97%	10/14/2027		9,794	9,771	9,810	0.03
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	5.00%	10.32%	5/16/2029		138,161	135,265	138,452	0.49
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.45%	10/29/2028		27,710	27,043	27,296	0.10
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.45%	10/30/2028		30,911	30,549	30,851	0.11
Galway Borrower, LLC	(4)(7)(10)	SOFR +	5.25%	10.70%	9/29/2028		222,060	219,118	218,443	0.77
High Street Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.25%	4/14/2028		90,547	89,403	90,547	0.32
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.25%	4/16/2028		45,142	44,164	44,682	0.16
Howden Group Holdings Limited	(10)	SOFR +	3.25%	8.75%	11/12/2027		13,358	13,308	13,404	0.05
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.05%	11.54%	8/27/2025		79,956	79,393	79,156	0.28
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.02%	11.41%	8/27/2025		96,836	95,607	95,868	0.34

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	11.39%	8/27/2025		$4,101	$4,008	$4,036	0.01%
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	6.02%	11.51%	8/27/2026		71,988	71,395	71,267	0.25
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.03%	11.52%	8/27/2025		2,316	2,296	2,293	0.01
NFP Corp.	(8)	SOFR +	3.25%	8.72%	2/15/2027		13,456	13,405	13,541	0.05
PGIS Intermediate Holdings, LLC	(4)(10)	SOFR +	5.50%	10.93%	10/16/2028		24,220	23,984	23,856	0.08
PGIS Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.10%	10/16/2028		1,868	1,506	1,459	0.01
Riser Merger Sub, Inc.	(4)(10)	S +	6.00%	11.19%	10/31/2029	GBP	9,291	11,090	11,606	0.04
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	6.00%	11.35%	10/31/2029		91,805	89,332	89,267	0.31
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	11.03%	11/1/2029		53,668	53,588	53,668	0.19
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	11.03%	10/30/2026		76,575	75,865	76,575	0.27
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.35%	10/30/2026		3,127	2,479	2,882	0.01
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	6.00%	11.58%	11/1/2029		7,017	6,955	6,982	0.02
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.98%	1/27/2027		93,540	93,330	92,371	0.32
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	11.72%	1/3/2030		132,047	128,629	131,386	0.46
Tennessee Bidco Limited	(4)(6)(8)	E +	7.00%	10.97% (incl. 2.50% PIK)	8/3/2028	EUR	5,493	6,962	6,019	0.02
Tennessee Bidco Limited	(4)(6)(7)(8)	S +	7.28%	12.21% (incl. 2.50% PIK)	7/9/2028	GBP	124,060	150,959	151,745	0.53
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.10%	12.53% (incl. 2.50% PIK)	7/9/2028		168,565	165,308	167,301	0.59
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.10%	12.43% (incl. 2.50% PIK)	8/3/2028		57,880	58,606	57,446	0.20
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	6.35%	11.75% (incl. 2.50% PIK)	8/3/2028		129,641	128,520	125,103	0.44
USI, Inc.	(9)	SOFR +	3.00%	8.35%	11/22/2029		8,912	8,835	8,941	0.03
USI, Inc.	(9)	SOFR +	3.25%	8.60%	9/29/2030		1,995	2,000	2,001	0.01
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	6.00%	11.42%	4/3/2028		43,333	41,932	41,867	0.15
								2,330,697	2,342,896	8.23
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.71%	12/6/2027		3,609	3,591	3,540	0.01
MH Sub I, LLC	(11)	SOFR +	3.75%	9.22%	9/13/2024		4,497	4,501	4,512	0.02
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.97%	5/30/2026		4,887	4,849	4,897	0.02
								12,941	12,949	0.05
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.59%	12/29/2026		233,388	232,117	233,388	0.82
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.59%	12/29/2027		272,949	272,949	272,949	0.96
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	8.63%	2/3/2029		9,544	9,506	9,559	0.03
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.28%	12/15/2027		555,828	549,490	519,699	1.82
								1,064,062	1,035,595	3.63
IT Services
Ahead DB Holdings, LLC	(5)(10)	SOFR +	3.75%	9.20%	10/18/2027		2,543	2,552	2,538	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029		$25,725	$25,274	$25,596	0.09%
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.43%	12/21/2028	143,602		141,712	143,602	0.50
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.36%	10/16/2026	19,507		19,523	19,375	0.07
Endurance International Group Holdings, Inc.	(10)	SOFR +	3.50%	9.42%	2/10/2028	44,598		44,352	43,811	0.15
Infostretch Corporation	(4)(10)	SOFR +	5.75%	11.25%	4/1/2028	180,255		177,702	161,328	0.57
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.72% (incl. 2.75% PIK)	11/24/2028	988,404		971,243	984,689	3.45
Monterey Financing, S.A.R.L	(4)(6)(8)	CI +	6.00%	9.89%	9/28/2029	DKK	560,750	72,350	82,418	0.29
Monterey Financing, S.A.R.L	(4)(6)(9)	N +	6.00%	10.71%	9/28/2029	NOK	599,094	54,653	58,524	0.21
Monterey Financing, S.A.R.L	(4)(6)(8)	ST +	6.00%	10.04%	9/28/2029	SEK	243,186	21,282	23,930	0.08
Monterey Financing, S.A.R.L	(4)(6)(8)	E +	6.00%	9.93%	9/28/2029	EUR	76,519	72,893	83,840	0.29
Monterey Financing, S.A.R.L	(4)(6)(7)(8)	E +	6.00%	9.97%	9/28/2029	EUR	34,300	32,395	38,932	0.14
Park Place Technologies, LLC	(11)	SOFR +	5.00%	10.46%	11/10/2027	788		790	787	0.00
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.23%	10/25/2027	187,387		185,004	185,982	0.65
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.54%	5/26/2027	147,798		146,333	147,798	0.52
S&P Global Engineering Solutions	(4)(7)(11)	SOFR +	7.00%	12.38%	5/2/2030	1,596		1,546	1,596	0.01
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	10.12% (incl. 2.50% PIK)	9/28/2028	EUR	16,739	18,971	18,248	0.06
Turing Holdco, Inc.	(4)(6)(7)(8)	E +	6.00%	9.97% (incl. 2.50% PIK)	8/3/2028	EUR	6,202	7,187	6,540	0.02
Turing Holdco, Inc.	(4)(6)(7)(8)	SOFR +	6.00%	11.40% (incl. 2.50% PIK)	10/16/2028	6,461		6,861	5,988	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	11.40% (incl. 2.50% PIK)	9/28/2028	12,982		12,723	12,820	0.04
Virtusa Corp.	(10)	SOFR +	3.75%	9.22%	2/11/2028	8,827		8,837	8,859	0.03
Virtusa Corp.	(10)	SOFR +	3.75%	9.21%	2/15/2029	3,419		3,395	3,429	0.01
								2,027,578	2,060,630	7.21
Leisure Products
Motion Finco, LLC	(6)(8)	SOFR +	3.25%	8.86%	11/12/2026	3,686		3,626	3,694	0.01
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.96%	12/4/2026	4,509		4,519	4,429	0.02
Curia Global, Inc.	(10)	SOFR +	3.75%	9.23%	8/30/2026	23,182		23,201	20,929	0.07
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	10.09%	8/27/2029	EUR	5,922	2,293	5,777	0.02
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	11.61%	8/27/2029	88,177		86,040	77,375	0.27
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.97%	12/16/2028	8,009		7,980	7,907	0.03
Maravai Intermediate Holdings, LLC	(6)(9)	SOFR +	3.00%	8.40%	10/19/2027	1,939		1,939	1,898	0.01
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.11%	11/30/2027	1,862		1,862	1,865	0.01
Phoenix Newco, Inc.	(9)	SOFR +	3.25%	8.72%	11/15/2028	1,990		1,990	2,004	0.01
								129,824	122,184	0.44

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Chart Industries, Inc.	(6)(9)	SOFR +	3.25%	8.69%	3/16/2030		$5,467	$5,454	$5,485	0.02%
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.53%	7/21/2027		7,678	7,575	7,678	0.03
MHE Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.78%	7/21/2027		747	733	747	0.00
Pro Mach Group, Inc.	(11)	SOFR +	4.00%	9.47%	8/31/2028		6,929	6,872	6,958	0.02
								20,634	20,868	0.07
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.24%	10/29/2027		231,709	228,338	229,010	0.80
Media
Clear Channel Outdoor Holdings, Inc.	(6)(8)	SOFR +	3.50%	9.14%	8/21/2026		370	360	367	0.00
Digital Media Solutions, LLC	(6)(10)	SOFR +	11.00%	16.61% PIK	5/25/2026		32,355	32,003	17,795	0.06
McGraw-Hill Education, Inc.	(9)	SOFR +	4.75%	10.22%	7/28/2028		18,314	18,191	18,320	0.06
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.72%	9/25/2026		46,988	46,910	37,847	0.13
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	12.19%	12/22/2029	CAD	109,681	78,693	82,941	0.29
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.72%	3/15/2026		12,000	12,005	12,038	0.04
UPC Financing Partnership	(6)(8)	SOFR +	3.00%	8.48%	1/31/2029		5,000	4,935	4,991	0.02
								193,097	174,299	0.60
Metals & Mining
American Rock Salt Company, LLC	(10)	SOFR +	4.00%	9.47%	6/9/2028		9,390	9,381	8,902	0.03
SCIH Salt Holdings, Inc.	(10)	SOFR +	4.00%	9.47%	3/16/2027		13,373	13,316	13,411	0.05
								22,697	22,313	0.08
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.63%	8/15/2028		26,332	25,887	26,332	0.09
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.18%	12/21/2028		35,174	35,105	35,209	0.12
KKR Alberta Midsteam Finance Inc	(4)(6)(10)	SOFR +	6.25%	11.63%	8/15/2028		14,325	14,083	14,325	0.05
								75,075	75,866	0.26
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	SOFR +	5.50%	10.95%	11/12/2027		40,275	39,671	38,427	0.13
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.99%	11/12/2027		23,347	23,046	22,588	0.08
								62,717	61,015	0.21
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.42%	10/27/2028	EUR	60,136	58,199	66,856	0.23
Ergomed Plc	(4)(6)(7)(10)	SOFR +	6.25%	11.60%	11/18/2030		108,046	105,299	105,453	0.37
Padagis, LLC	(6)(9)	SOFR +	4.75%	10.43%	7/6/2028		29,371	29,338	28,453	0.10
Rhea Parent, Inc.	(4)(10)	SOFR +	5.50%	11.00%	2/18/2029		203,413	200,418	203,413	0.71
Sharp Midco, LLC	(4)(9)	SOFR +	4.00%	9.45%	12/31/2028		5,229	5,220	5,249	0.02
								398,474	409,424	1.43

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	11.61%	5/23/2029	$55,406	$54,188	$55,267	0.19%
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	11.63%	1/31/2028	1,605	1,566	1,600	0.01
APFS Staffing Holdings Inc	(9)	SOFR +	4.00%	9.36%	12/29/2028	5,231	5,200	5,202	0.02
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.97%	8/2/2028	41,249	41,150	41,218	0.14
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	9.93%	12/11/2028	3,564	3,538	3,581	0.01
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.11%	12/29/2028	11,690	11,587	11,682	0.04
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.46%	11/2/2027	21,007	20,483	20,608	0.07
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.75%	12.13%	5/18/2029	46,615	46,302	46,615	0.16
Claims Automation Intermediate 2, LLC	(4)(7)(10)	SOFR +	4.75%	10.25%	12/16/2027	44,906	43,862	44,221	0.15
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	10.70%	8/26/2027	148,983	146,871	145,511	0.51
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.75%	11.11%	5/26/2027	198,056	195,516	194,702	0.68
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.75%	11.11%	11/16/2027	20,832	20,373	20,375	0.07
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.10%	4/9/2027	85,260	84,950	84,621	0.30
Eliassen Group, LLC	(4)(10)	SOFR +	5.50%	10.85%	4/14/2028	63,182	62,503	62,234	0.22
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.88%	4/14/2028	4,547	4,441	4,330	0.02
Emerald US, Inc.	(6)(8)	SOFR +	3.75%	9.36%	7/12/2028	3,849	3,846	3,855	0.01
EP Purchaser LLC	(9)	SOFR +	3.50%	9.11%	11/6/2028	9,546	9,380	9,483	0.03
Galaxy US Opco, Inc.	(6)(9)	SOFR +	4.75%	10.13%	4/29/2029	12,202	11,970	10,128	0.04
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	11.11% (incl. 2.00% PIK)	10/16/2028	1,225,688	1,216,563	1,211,899	4.25
HIG Orca Acquisition Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.54%	8/17/2027	93,837	92,591	93,837	0.33
HIG Orca Acquisition Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.50%	8/17/2027	8,817	8,651	8,631	0.03
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.48%	9/22/2028	443,872	437,420	441,428	1.55
Inmar, Inc.	(11)	SOFR +	5.50%	10.85%	5/1/2026	29,752	28,904	29,454	0.10
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.71%	12/14/2028	96,326	94,963	96,326	0.34
Kwor Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.71%	12/22/2028	1,399	1,349	1,322	0.00
Kwor Acquisition, Inc.	(4)(5)(7)(11)	P +	4.25%	12.75%	12/22/2027	5,244	5,123	5,061	0.02
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.29%	2/25/2028	121,794	120,199	121,794	0.43
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	11.13%	9/14/2029	770,570	756,273	769,459	2.70
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	11.16%	9/14/2029	65,335	63,281	64,129	0.22
Material Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.45%	8/19/2027	264,534	261,334	242,761	0.85
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	10.21%	3/27/2026	178,128	175,080	178,398	0.63
Pavion Corp.	(4)(6)(7)(10)	SOFR +	5.75%	11.14%	10/30/2030	124,277	121,343	121,261	0.42
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	11.99%	10/17/2029	35,901	34,742	35,732	0.13
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.85%	5/18/2029	24,538	24,159	24,365	0.09
Sherlock Buyer Corp.	(4)(7)(10)	SOFR +	5.75%	11.20%	12/8/2028	6,422	6,194	6,093	0.02
Thevelia US, LLC	(6)(9)	SOFR +	4.00%	9.50%	6/18/2029	34,120	32,931	34,191	0.12
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	11.29%	6/29/2027	19,719	19,341	19,719	0.07
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	11.03%	6/29/2027	44,895	44,178	44,228	0.15
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	11.03%	12/21/2028	384,363	378,006	383,206	1.34
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.21%	6/1/2029	144,795	142,110	144,484	0.51
West Monroe Partners, LLC	(4)(10)	SOFR +	5.25%	10.72%	11/8/2028	722,016	712,339	703,966	2.47
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.72%	11/8/2027	14,143	13,186	13,789	0.05
							5,557,986	5,560,766	19.49

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	10.84%	11/3/2029		$33,333	$32,604	$32,771	0.11%
Cushman & Wakefield US Borrower LLC	(6)(9)	SOFR +	3.25%	8.71%	1/31/2030		3,980	3,937	3,958	0.01
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	2/2/2026	GBP	20,000	28,057	23,517	0.08
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	2/16/2028		79,357	78,219	79,357	0.28
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	7/25/2029		15,205	14,923	15,205	0.05
								157,740	154,808	0.53
Software
Aareon Holding GmbH	(4)(6)(10)	E +	6.25%	10.14%	8/16/2030	EUR	38,317	40,571	41,984	0.15
Aareon Holding GmbH	(4)(6)(10)	E +	6.25%	10.15%	8/19/2030	EUR	9,579	10,163	10,496	0.04
Analytic Partners LP	(4)(7)(10)	SOFR +	5.50%	10.97%	4/4/2028		21,469	21,164	21,469	0.08
Anaplan, Inc.	(4)(7)(10)	SOFR +	6.50%	11.85%	6/21/2029		537,534	528,418	534,606	1.87
Apttus Corp.	(10)	SOFR +	4.00%	9.47%	5/8/2028		11,598	11,589	11,643	0.04
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	10.44%	6/28/2029	GBP	314,735	375,944	383,124	1.34
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	10.44%	6/28/2029	GBP	164,210	196,265	199,891	0.70
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	12.60%	10/19/2028		23,077	22,573	22,950	0.08
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.64%	5/2/2029		46,364	45,968	46,340	0.16
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	11.38% (incl. 2.00% PIK)	8/8/2028		69,612	68,566	68,220	0.24
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	11.42% (incl. 2.00% PIK)	8/8/2028		12,249	12,063	12,004	0.04
BlueCat Networks USA, Inc.	(4)(7)(10)	SOFR +	6.00%	11.35% (incl. 2.00% PIK)	8/8/2028		2,312	2,202	2,191	0.01
Bluefin Holding, LLC	(4)(5)(6)(7)(11)	SOFR +	7.25%	12.72%	9/12/2029		45,513	44,326	44,763	0.16
Boxer Parent Company, Inc.	(8)	SOFR +	4.25%	9.61%	12/29/2028		14,755	14,608	14,882	0.05
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.36%	11/28/2030		498,512	492,895	492,819	1.73
CDK Global Inc.	(9)	SOFR +	4.00%	9.35%	7/6/2029		2,985	2,975	3,005	0.01
Circana Group, L.P.	(4)(10)	SOFR +	5.75%	11.21%	12/1/2028		682,039	671,261	682,039	2.39
Circana Group, L.P.	(4)(10)	SOFR +	6.25%	11.61% (incl. 2.75% PIK)	12/1/2028		902,832	886,323	902,832	3.16
Circana Group, L.P.	(4)(7)(10)	SOFR +	5.75%	11.11%	12/1/2027		18,884	17,154	18,884	0.07
Cloudera, Inc.	(9)	SOFR +	3.75%	9.21%	10/8/2028		36,683	36,315	36,431	0.13
Community Brands ParentCo, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	2/24/2028		15,092	14,721	14,930	0.05
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	6.50%	11.81% (incl. 3.00% PIK)	2/23/2029		262,761	256,401	226,518	0.79
Connatix Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	11.14%	7/14/2027		107,900	106,437	97,654	0.34
ConnectWise, LLC	(9)	SOFR +	3.50%	9.11%	9/29/2028		28,325	28,262	28,325	0.10
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.22%	10/16/2028		27,142	27,062	26,327	0.09
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	7.50%	12.86%	2/27/2030		1,836	1,791	1,819	0.01
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	12.10%	11/8/2030		118,659	115,453	115,384	0.40

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.12%	12/1/2027		$34,708	$34,678	$34,734	0.12%
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	6.00%	11.19%	8/29/2030	GBP	14,404	17,638	18,080	0.06
Denali Bidco Ltd	(4)(5)(6)(8)	E +	6.00%	9.84%	8/29/2030	EUR	4,174	4,404	4,539	0.02
Diligent Corporation	(4)(11)	SOFR +	5.75%	11.28%	8/4/2025	87,525		87,076	87,525	0.31
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	11.23%	4/9/2029	587,329		579,453	561,734	1.97
Discovery Education, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/3/2030	66,101		65,372	63,457	0.22
DTI Holdco, Inc.	(7)(10)	SOFR +	4.75%	10.13%	4/26/2029	24,688		24,132	24,290	0.09
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.75%	9.36%	11/9/2027	11,888		11,906	11,907	0.04
Epicor Software Corp.	(10)	SOFR +	3.25%	8.72%	7/30/2027	5,922		5,942	5,950	0.02
Episerver, Inc.	(4)(7)(11)	SOFR +	5.25%	10.75%	4/9/2026	24,846		24,637	23,699	0.08
Experity, Inc.	(4)(7)(10)	SOFR +	5.75%	11.20%	2/24/2028	133,688		131,759	132,217	0.46
Forterro UK Ltd.	(4)(6)(8)	ST +	4.75%	8.82%	7/9/2029	SEK	112,563	10,459	11,104	0.04
Forterro UK Ltd.	(4)(6)(9)	SA +	4.75%	6.45%	7/9/2029	CHF	10,674	10,740	12,628	0.04
Forterro UK Ltd.	(4)(6)(10)	SA +	4.75%	6.45%	7/9/2029	CHF	3,484	3,471	4,121	0.01
Forterro UK Ltd.	(4)(6)(8)	E +	4.75%	8.73%	7/9/2029	EUR	31,713	31,585	34,834	0.12
Forterro UK Ltd.	(4)(6)(7)(8)	E +	4.75%	8.68%	7/9/2029	EUR	1,639	1,679	2,939	0.01
Forterro UK Ltd.	(4)(6)(10)	S +	4.75%	9.94%	7/9/2029	GBP	8,894	10,473	11,280	0.04
GI Consilio Parent, LLC	(7)(9)	SOFR +	4.00%	9.47%	5/12/2028	39,959		39,379	39,834	0.14
GI Consilio Parent, LLC	(4)(7)(8)	S +	3.75%	8.94%	5/14/2026	GBP	663	811	828	0.00
Gigamon Inc.	(4)(7)(10)	SOFR +	5.75%	11.30%	3/9/2029	432,291		425,702	431,146	1.51
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2028	150,905		148,686	150,509	0.53
GraphPAD Software, LLC	(4)(7)(11)	P +	5.00%	13.50%	4/27/2027	1,416		1,393	1,374	0.00
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.22%	4/27/2027	2,623		2,608	2,623	0.01
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.13%	4/27/2027	8,571		8,519	8,571	0.03
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.19%	4/27/2027	17,063		16,921	17,063	0.06
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.47%	12/1/2027	5,817		5,838	5,846	0.02
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.48%	11/19/2026	39,608		39,601	37,642	0.13
Idera, Inc.	(10)	SOFR +	3.75%	9.28%	3/2/2028	52,100		51,999	51,937	0.18
ION Trading Finance Ltd.	(6)(8)	SOFR +	4.75%	10.20%	4/3/2028	27,741		27,760	27,808	0.10
Kaseya, Inc.	(4)(7)(10)	SOFR +	6.00%	11.38% (incl. 2.50% PIK)	6/25/2029	742,241		730,174	741,796	2.60
Kaseya, Inc.	(4)(7)(10)	SOFR +	5.50%	10.86% (incl. 2.50% PIK)	6/25/2029	12,317		11,539	12,317	0.04
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.95%	2/8/2026	116,578		115,577	115,413	0.40
Lightbox Intermediate, LP	(4)(8)	SOFR +	5.00%	10.61%	5/9/2026	37,432		36,873	35,841	0.13
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	10.94%	5/18/2029	GBP	102,118	125,117	130,165	0.46
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	5/18/2029	958,047		937,534	955,569	3.35

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	9.25%	7/31/2028		$76,734	$75,978	$70,979	0.25%
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	11.75%	6/9/2030		62,685	60,952	62,685	0.22
Mandolin Technology Intermediate Holdings, Inc.	(4)(7)(8)	SOFR +	3.75%	9.25%	7/31/2026		2,553	2,497	1,743	0.01
Medallia, Inc.	(4)(10)	SOFR +	6.00%	11.45% (incl. 4.00% PIK)	10/29/2028		831,310	820,545	814,684	2.86
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.95% (incl. 4.00% PIK)	10/29/2028		205,092	201,869	200,990	0.70
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.98%	5/2/2029		11,735	11,690	11,137	0.04
Mitratech Holdings, Inc.	(5)(10)	SOFR +	3.75%	9.28%	5/18/2028		16,661	16,609	16,481	0.06
Mitratech Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	10.47%	5/18/2028		62,720	60,817	61,320	0.21
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.96%	12/1/2027		11,062	10,888	11,062	0.04
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2027		3,561	3,350	3,259	0.01
MRI Software, LLC	(7)(11)	SOFR +	5.50%	10.95%	2/10/2027		48,299	48,018	47,157	0.17
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.75%	11.11%	11/9/2030		100,646	98,503	98,456	0.35
Neogames Connect SARL	(4)(6)(8)	E +	6.25%	10.18%	5/30/2028	EUR	100,400	102,345	110,837	0.39
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.50%	11/13/2028		674,642	665,247	647,657	2.27
NortonLifeLock, Inc.	(6)(9)	SOFR +	2.00%	7.46%	9/12/2029		6,399	6,372	6,416	0.02
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.75%	13.13%	2/1/2029		66,000	64,427	66,000	0.23
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.21%	7/1/2026		15,296	15,285	15,181	0.05
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	4.75%	10.11%	10/28/2030		71,388	69,994	71,916	0.25
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	10.73%	7/20/2029		139,590	133,184	126,911	0.44
Project Leopard Holdings, Inc.	(4)(7)(8)	SOFR +	4.25%	9.63%	7/20/2029		4,385	4,396	2,044	0.01
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.72%	8/31/2028		895	892	897	0.00
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	9.78%	2/1/2029		27,602	27,415	21,223	0.07
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.12%	7/19/2028		135,721	133,565	133,095	0.47
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.11%	7/19/2028		7,098	6,828	6,743	0.02
RealPage, Inc.	(9)	SOFR +	3.00%	8.47%	4/24/2028		1,970	1,965	1,959	0.01
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.96%	5/12/2027		875	806	788	0.00
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.11%	11/28/2028		43,303	42,680	42,626	0.15
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	9.46%	8/14/2026		12,969	12,983	13,013	0.05
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.00%	11.36%	8/16/2029		384,906	378,197	384,906	1.35
Solarwinds Holdings, Inc.	(8)	SOFR +	3.75%	9.11%	2/5/2027		2,978	2,959	2,988	0.01
Sophia, LP	(9)	SOFR +	3.50%	8.96%	10/7/2027		1,975	1,966	1,981	0.01
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.97%	8/11/2028		4,878	4,889	4,829	0.02
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	9.34%	3/11/2027	EUR	19,013	22,716	20,989	0.07
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.96%	3/11/2027		117,930	116,934	117,930	0.41
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.23%	10/5/2028		855,596	843,953	834,206	2.92
Surf Holdings, LLC	(6)(8)	SOFR +	3.50%	8.97%	3/5/2027		3,202	3,206	3,213	0.01
Symphony Technology Group	(6)(10)	SOFR +	5.00%	10.64%	7/27/2028		65,396	64,930	46,799	0.16
Symphony Technology Group	(6)(9)	SOFR +	3.75%	9.19%	3/1/2029		29,872	29,662	29,828	0.10
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	9.37%	2/18/2027		6,864	6,842	6,557	0.02
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.76%	5/4/2026		12,404	12,398	12,454	0.04
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.27%	5/5/2028		69,655	68,746	67,217	0.24
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.31%	5/5/2028		5,480	5,302	4,980	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.64%	4/24/2028		$36,657	$36,567	$36,438	0.13%
VS Buyer LLC	(6)(8)	SOFR +	3.25%	8.71%	2/28/2027		3,479	3,458	3,492	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.87%	8/14/2029		81,400	78,885	79,528	0.28
Zendesk Inc	(4)(7)(10)	SOFR +	6.25%	11.61% (incl. 3.25% PIK)	11/30/2028		936,617	912,909	931,544	3.26
								13,127,524	13,129,988	45.98
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.49%	5/3/2026		36,866	36,526	36,866	0.13
EG America, LLC	(6)(8)	SOFR +	5.50%	11.24%	2/7/2028		22,893	22,269	22,550	0.08
Runner Buyer, Inc.	(10)	SOFR +	5.50%	11.00%	10/20/2028		76,635	75,493	60,670	0.21
								134,288	120,086	0.42
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.21%	2/28/2028		45,893	45,954	45,893	0.16
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.89%	1/31/2028		14,756	14,518	14,733	0.05
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	9.11%	12/22/2028		15,784	15,738	15,701	0.06
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.21%	12/17/2027		44,973	44,853	44,545	0.16
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.91%	12/28/2027		46,152	45,753	45,160	0.16
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.49%	4/1/2027		81,905	80,421	78,400	0.27
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.75%	9.21%	10/15/2028		19,759	19,703	19,759	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.96%	6/2/2028		7,968	7,932	7,980	0.03
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.97%	6/2/2028		18,424	18,378	18,478	0.06
Windsor Holdings III, LLC	(6)(8)	SOFR +	4.50%	9.84%	8/1/2030		8,948	8,875	9,026	0.03
								256,171	253,782	0.89
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.21%	11/12/2027		22,005	22,052	22,005	0.08
Enstructure LLC	(4)(9)(18)	SOFR +	6.35%	10.96%	5/25/2029		98,715	96,803	98,715	0.35
Frontline Road Safety, LLC	(4)(7)(10)	SOFR +	5.75%	11.55%	5/3/2027		181,893	179,611	178,884	0.63
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.39%	5/3/2027		22,446	22,003	22,109	0.08
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.78%	8/4/2027		168,791	166,935	165,415	0.58
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.75%	8/4/2027		993	977	973	0.00
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	9.35%	4/28/2029	EUR	236,429	243,641	259,048	0.91
Liquid Tech Solutions Holdings, LLC	(10)	SOFR +	4.75%	10.22%	3/20/2028		18,900	18,841	18,648	0.07
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.22%	10/19/2027		61,741	61,019	59,425	0.21
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.29%	1/31/2029		76,822	76,088	73,942	0.26
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.26%	10/19/2027		55,206	55,109	53,136	0.19
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	10.90%	9/1/2027		45,283	45,032	45,283	0.16
Safety Borrower Holdings LP	(4)(7)(11)	P +	4.25%	12.75%	9/1/2027		2,517	2,496	2,483	0.01
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	6.00%	11.49%	9/24/2027		151,380	148,847	148,819	0.52
Sam Holding Co, Inc.	(4)(11)	SOFR +	6.00%	11.57%	9/24/2027		63,840	62,654	63,042	0.22
Sam Holding Co, Inc.	(4)(11)	SOFR +	6.00%	11.50%	9/24/2027		46,091	45,550	45,515	0.16
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	11.03%	7/9/2027		72,218	71,371	64,274	0.23
								1,319,029	1,321,716	4.66

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.35%	12/17/2027	$20,128	$20,112	$20,099	0.07%
Total First Lien Debt - non-controlled/non-affiliated							45,749,946	45,464,551	159.19
First Lien Debt - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Services, Inc.	(4)(6)(11)(16)(17)	SOFR +	8.35%	13.71%	4/14/2030	18,526	15,306	9,412	0.03
Pigments Services, Inc.	(4)(6)(11)(16)	SOFR +	8.35%	13.71% PIK	4/14/2030	9,908	9,908	9,908	0.03
							25,214	19,320	0.06
Insurance
CFCo LLC (Benefytt Technologies, Inc.)	(4)(8)(16)(17)(18)		0.00%	0.00%	9/13/2038	86,098	12,571	612	0.00
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(8)(16)		10.00%	10.00% PIK	9/12/2033	49,530	49,530	49,530	0.17
							62,101	50,142	0.17
Total First Lien Debt - controlled/affiliated (excluding Investments in Joint Ventures)							87,315	69,462	0.23
Total First Lien Debt							45,837,261	45,534,013	159.42

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)	SOFR +	7.63%	13.27%	5/25/2029		$44,520	$44,069	$40,513	0.14%
Peraton Corp.	(10)	SOFR +	7.75%	13.22%	2/1/2029		53,259	52,749	53,117	0.19
								96,818	93,630	0.33
Air Freight & Logistics
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	7.00%	12.61%	7/26/2029		33,000	32,664	28,380	0.10
Capital Markets
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	6.75%	12.36%	7/27/2029		8,531	8,471	8,446	0.03
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	6.75%	12.39%	7/27/2029		19,622	19,704	19,426	0.07
The Edelman Financial Engines Center, LLC	(8)	SOFR +	6.75%	12.22%	7/20/2026		14,000	13,926	14,026	0.05
								42,101	41,898	0.15
Chemicals
Pearls Netherlands Bidco	(4)(6)(9)	SOFR +	7.25%	12.63%	2/25/2030		42,453	41,554	42,028	0.15
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	12.22%	3/30/2029		29,464	29,367	26,714	0.09
USIC Holdings, Inc.	(10)	SOFR +	6.50%	12.11%	5/14/2029		8,594	8,548	7,998	0.03
								37,915	34,712	0.12
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	12.79%	8/31/2029		32,725	32,377	32,725	0.11
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(9)	SOFR +	7.00%	12.47%	12/14/2029		25,000	24,813	22,875	0.08
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.	(4)(9)	SOFR +	6.50%	12.00%	2/16/2030		52,500	51,696	52,500	0.18
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	2,995	2,552	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	12.76%	8/19/2029	GBP	65,340	87,677	82,245	0.29
CD&R Artemis UK Bidco Ltd.	(4)(5)(6)(9)	SOFR +	7.25%	12.76%	8/19/2029		15,000	14,723	14,625	0.05
CD&R Artemis UK Bidco Ltd.	(4)(5)(6)(9)	SOFR +	7.35%	12.70%	8/19/2029		10,000	9,809	9,750	0.03
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.23%	10/15/2027		6,537	6,459	6,242	0.02
								121,663	115,414	0.40
Health Care Technology
Imprivata, Inc.	(9)	SOFR +	6.25%	11.60%	12/1/2028		44,118	43,791	42,353	0.15
Hotels, Restaurants & Leisure
Mic Glen, LLC	(9)	SOFR +	6.75%	12.21%	7/30/2029		16,000	15,963	15,600	0.05
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.64%	11/1/2029		24,677	24,492	23,011	0.08
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	12.36%	2/19/2029		60,975	61,129	55,792	0.20
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	15.97% PIK	11/24/2033		110,643	108,623	110,643	0.39
								169,752	166,435	0.59

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt - non-controlled/non-affiliated (Continued)
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.14%	8/31/2029	$45,977	$45,325	$38,391	0.13%
LSCS Holdings, Inc.	(9)	SOFR +	8.00%	13.47%	12/17/2029	40,000	39,551	35,600	0.12
Phoenix Newco, Inc.	(4)(6)(9)	SOFR +	6.50%	11.97%	11/15/2029	52,153	51,362	52,153	0.18
							136,238	126,144	0.43
Media
Houghton Mifflin, LLC	(7)(9)	SOFR +	8.50%	13.86%	4/8/2030	80,500	78,940	77,151	0.27
Pharmaceuticals
Sharp Midco, LLC	(4)(9)	SOFR +	7.35%	12.70%	12/31/2029	31,500	30,910	31,500	0.11
Professional Services
Aqgen Island Holdings, Inc.	(6)(9)	SOFR +	6.50%	12.18%	8/2/2029	19,508	19,372	18,838	0.07
Celestial Saturn Parent, Inc.	(9)	SOFR +	6.50%	11.97%	6/4/2029	111,188	110,582	100,140	0.35
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	12.36%	4/7/2028	27,069	27,012	26,020	0.09
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	12.25%	6/17/2030	182,046	177,637	181,591	0.64
							334,603	326,589	1.15
Software
Cloudera, Inc.	(9)	SOFR +	6.00%	11.46%	10/8/2029	66,697	66,295	64,251	0.23
Cornerstone OnDemand, Inc.	(4)(9)	SOFR +	6.00%	11.36%	10/15/2029	34,825	33,834	33,780	0.12
HS Purchaser, LLC	(10)	SOFR +	6.75%	12.35%	11/19/2027	66,000	66,085	54,234	0.19
Human Security, Inc.	(4)(11)	SOFR +	6.75%	12.11%	7/22/2027	50,000	49,376	48,875	0.17
Human Security, Inc.	(4)(5)(11)	SOFR +	6.75%	12.11%	7/22/2027	50,000	49,376	48,875	0.17
Idera, Inc.	(10)	SOFR +	6.75%	12.28%	3/2/2029	30,331	30,258	29,705	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	12.00%	7/30/2029	31,950	31,640	29,874	0.10
Mitratech Holdings, Inc.	(4)(5)(10)	SOFR +	8.00%	13.36%	5/18/2029	438	430	425	0.00
Mitratech Holdings, Inc.	(4)(5)(10)	SOFR +	6.75%	12.28%	5/18/2029	18,000	17,948	16,695	0.06
Proofpoint, Inc.	(9)	SOFR +	6.25%	11.72%	8/31/2029	63,274	63,129	64,065	0.22
Symphony Technology Group	(6)(10)	SOFR +	8.25%	13.89%	7/27/2029	41,983	41,668	16,793	0.06
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.89%	4/23/2029	46,426	46,318	42,761	0.15
							496,357	450,333	1.57
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	SOFR +	6.75%	12.36%	12/21/2029	14,000	13,894	12,810	0.04
Total Second Lien Debt - non-controlled/non-affiliated							1,826,541	1,736,088	6.06
Total Second Lien Debt							1,826,541	1,736,088	6.06
Unsecured Debt- non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(8)		13.75%	13.75% PIK	11/8/2031	18,733	18,182	18,171	0.06
Total Unsecured Debt - non-controlled/non-affiliated							18,182	18,171	0.06

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
Structured Finance Obligations - non-controlled/non-affiliated
Diversified Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.17%	10/23/2034	$3,000	$3,000	$2,842	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	SOFR +	6.86%	12.53%	10/17/2034	7,450	7,450	7,269	0.03
Allegro CLO XI Ltd.	(4)(5)(6)(8)	SOFR +	7.26%	12.66%	1/19/2033	3,895	3,863	3,894	0.01
Apidos CLO XXXIII	(5)(6)(8)	SOFR +	6.61%	12.01%	10/24/2034	5,000	4,959	4,889	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	SOFR +	6.21%	11.37%	7/20/2034	8,500	8,500	8,357	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.67%	10/20/2034	7,750	7,750	7,518	0.03
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.14%	1/25/2034	9,000	9,000	8,637	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	SOFR +	7.01%	12.43%	10/28/2034	5,000	4,958	4,855	0.02
Bain Capital Credit CLO 2020-4 Ltd	(4)(5)(6)(8)	SOFR +	7.98%	13.40%	10/20/2036	5,500	5,338	5,516	0.02
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	12.28%	1/20/2035	7,000	6,941	6,537	0.02
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	SOFR +	6.51%	12.17%	7/15/2034	6,000	6,000	5,815	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	SOFR +	6.91%	12.31%	1/18/2035	7,200	7,200	6,676	0.02
Barings CLO Ltd 2023-IV	(4)(5)(6)(8)	SOFR +	7.59%	12.91%	1/20/2037	3,000	2,970	2,970	0.01
Benefit Street Partners CLO XX	(4)(5)(6)(8)	SOFR +	7.01%	12.67%	7/15/2034	6,500	6,500	6,488	0.02
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	SOFR +	6.96%	12.62%	10/15/2034	3,000	2,974	2,979	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	SOFR +	7.12%	12.50%	7/25/2034	2,750	2,692	2,611	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	SOFR +	6.76%	12.18%	7/20/2034	7,000	6,952	6,950	0.02
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.93%	7/20/2034	7,000	7,000	6,901	0.02
Carlyle US CLO 2023-5 Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.27%	1/27/2036	7,000	6,860	6,929	0.02
Carval CLO V-C, LTD.	(4)(5)(6)(8)	SOFR +	7.01%	12.67%	10/15/2034	8,000	7,933	7,889	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	12.74%	4/21/2034	8,750	8,674	8,706	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	12.72%	10/16/2034	8,000	8,000	8,004	0.03
CIFC Funding 2022-V, Ltd.	(4)(5)(6)(8)	SOFR +	7.55%	12.94%	7/16/2033	10,000	9,913	10,050	0.04
Dryden 112 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.75%	13.13%	11/15/2036	4,900	4,784	4,883	0.02
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.78%	8/20/2034	8,000	8,000	7,500	0.03
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.16%	4/15/2031	3,750	3,754	3,713	0.01
Elmwood CLO 16, Ltd.	(4)(5)(6)(8)	SOFR +	7.22%	12.64%	4/20/2034	6,000	5,948	6,032	0.02
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.16%	10/20/2034	3,500	3,500	3,501	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.16%	10/20/2034	4,000	4,000	4,002	0.01
Flatiron RR CLO 22, LLC	(5)(6)(8)	SOFR +	6.46%	11.85%	10/15/2034	5,000	5,000	4,952	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.87%	12.29%	10/20/2034	12,000	11,901	11,892	0.04
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.95%	12.34%	4/15/2035	3,000	2,974	2,998	0.01
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.21%	11.59%	10/25/2031	4,000	3,954	3,881	0.01
Galaxy 32 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.33%	12.70%	10/20/2036	2,140	2,119	2,138	0.01
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.67%	4/20/2034	6,500	6,447	6,481	0.02
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.83%	10/20/2034	6,200	6,200	6,079	0.02
Goldentree Loan Management US Clo 15 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.84%	10/20/2036	6,500	6,439	6,466	0.02
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.59%	11.99%	7/15/2034	3,500	3,489	3,422	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	12.24%	7/15/2035	5,000	4,957	4,877	0.02
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.41%	4/15/2034	1,000	962	999	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - non-controlled/non-affiliated (continued)
Diversified Financial Services (continued)
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	SOFR +	7.20%	12.60%	1/30/2035	$9,500	$9,339	$8,968	0.03%
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	SOFR +	6.80%	12.10%	1/22/2035	4,000	3,966	3,829	0.01
Jamestown CLO XIV, Ltd.	(5)(6)(8)	SOFR +	7.46%	12.88%	10/20/2034	10,000	9,833	9,935	0.03
Kayne CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.16%	4/15/2032	5,000	5,007	4,909	0.02
Magnetite XXXII Ltd	(4)(5)(6)(8)	SOFR +	6.90%	12.29%	4/15/2035	5,000	5,000	5,010	0.02
MidOcean Credit CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	7.80%	13.17%	1/21/2037	9,500	9,120	9,337	0.03
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	SOFR +	7.01%	12.40%	10/20/2034	6,500	6,500	6,328	0.02
Morgan Stanley Eaton Vance CLO 2022-17A Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.32%	7/20/2035	1,000	1,007	1,006	0.00
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	SOFR +	6.51%	11.93%	10/20/2035	11,000	11,000	10,838	0.04
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	12.28%	12/2/2034	9,000	8,897	8,820	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.18%	7/20/2034	11,000	10,888	10,333	0.04
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	SOFR +	7.39%	12.79%	10/15/2033	2,500	2,490	2,380	0.01
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	SOFR +	6.76%	12.18%	10/20/2034	4,250	4,088	4,157	0.01
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.13%	5/21/2034	2,000	1,918	1,982	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.14%	11/14/2034	12,000	12,000	11,853	0.04
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.35%	11.77%	4/20/2035	2,500	2,500	2,472	0.01
Palmer Square CLO 2023-3 Ltd	(4)(5)(6)(8)	SOFR +	7.83%	13.21%	1/20/2037	10,000	9,900	9,984	0.03
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	SOFR +	7.29%	12.71%	4/20/2035	6,000	5,845	5,932	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.71%	12.11%	10/15/2034	6,000	6,000	5,825	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.75%	12.17%	4/20/2035	5,000	4,979	4,766	0.02
PPM CLO 2, Ltd.	(4)(5)(6)(8)	SOFR +	6.81%	12.21%	4/16/2032	2,250	2,253	2,107	0.01
PPM CLO 4, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.16%	10/18/2034	6,775	6,775	6,282	0.02
PPM CLO 5, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.18%	10/18/2034	4,800	4,800	4,453	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.42%	1/15/2035	6,750	6,750	6,700	0.02
Rad CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	7.73%	13.10%	1/20/2037	7,500	7,277	7,511	0.03
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	SOFR +	6.98%	12.37%	10/20/2034	2,000	1,975	1,786	0.01
RR 19, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.42%	10/15/2035	3,000	3,000	2,995	0.01
RR 20, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.64%	7/15/2037	4,000	3,964	4,010	0.01
Signal Peak 7, Ltd.	(4)(5)(6)(8)	SOFR +	7.15%	12.54%	4/30/2032	3,875	3,847	3,822	0.01
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	SOFR +	6.82%	12.20%	10/25/2034	5,000	4,917	4,309	0.02
Symphony CLO 34-PS Ltd.	(4)(5)(6)(8)	SOFR +	8.15%	13.55%	7/24/2036	4,000	3,923	4,039	0.01
Symphony CLO 30 Ltd	(4)(5)(6)(8)	SOFR +	8.39%	13.80%	4/20/2035	3,500	3,536	3,524	0.01
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.92%	7/21/2034	8,000	8,000	7,792	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	SOFR +	7.37%	12.79%	1/20/2034	2,875	2,853	2,819	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	SOFR +	7.32%	12.72%	7/15/2034	6,250	6,199	6,139	0.02
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.97%	12.36%	1/15/2035	8,250	8,111	7,907	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.66%	12.06%	7/19/2034	5,000	4,916	4,906	0.02
Total Structured Finance Obligations - non-controlled/non-affiliated							443,228	436,863	1.51
Total Structured Finance Obligations							443,228	436,863	1.51

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)				2,890,586	$4,336	$9,394	0.03%
Micross Topco, Inc.	(4)				116	125	115	0.00
						4,461	9,509	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				1,674	1,674	941	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)				1,076,923	1,077	1,928	0.01
						2,751	2,869	0.01
Capital Markets
Resolute Investment Managers, Inc.	(4)				48,476	1,212	1,212	0.00
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				893,584	894	894	0.00
Distributors
Box Co-Invest Blocker, LLC - Class A Units	(4)				3,308,320	3,308	1,687	0.01
Box Co-Invest Blocker, LLC - Class C Units	(4)				401,889	390	434	0.00
						3,698	2,121	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		29,194,330	28,735	37,228	0.13
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP	(4)				666,667	667	667	0.00
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	10,915	13,091	0.05
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	4,628	0.02
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	995	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,813	0.01
						15,636	21,527	0.08
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,718	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	11,870	11,656	0.04
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	51,343	0.18
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	975	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	525	0.00
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	16,548	0.06
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,135	0.01
						88,135	88,222	0.31

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				988,290	$988	$109	0.00%
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				4,941,452	4,941	4,596	0.02
Healthcomp Holding Company, LLC - Preferred Interest	(4)				18,035	1,804	1,804	0.01
						7,733	6,509	0.03
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	2,275	0.01
RSC Topco, Inc.- Preferred Shares	(4)				100	97	102	0.00
						1,397	2,377	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	27,485	0.10
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	11,245	0.04
Tricor Horizon, LP	(4)(6)				14,273,892	14,396	14,274	0.05
Victors CCC Topco, LP	(4)				9,600,000	9,600	15,168	0.05
						30,496	40,687	0.14
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	352	0.00
Descartes Holdings, Inc - Class A Units	(4)				937,585	4,060	1,941	0.01
Expedition Holdco, LLC	(4)				810,810	810	459	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	60,785	0.21
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		45,090	43,963	53,094	0.19
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	32,110	0.11
Mimecast Limited	(4)				73,213,759	73,214	75,732	0.27
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)				1,573	1,535	1,525	0.01
TPG IX Newark CI, L.P. - LP Interests	(4)(6)				3,846,970	3,847	3,847	0.01
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.04
Zoro Series A Preferred Shares	(4)		12.50%		44,535	42,976	50,102	0.18
						262,539	291,906	1.03
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	33,725	36,977	0.13
Enstructure LLC	(4)				4,642,254	3,440	4,593	0.02
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	8,035	0.03
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,115	1,604	0.01
						44,458	51,209	0.19
Total Equity - non-controlled/non-affiliated						523,352	587,140	2.08

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)				265,556	$558	$2,499	0.01%
Total Equity - non-controlled/affiliated						558	2,499	0.01
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments LP Int	(4)(6)(16)				3,943	—	—	0.00
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(6)(16)				250,974,000	250,974	265,631	0.93
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)				134,166,603	—	—	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)				1,500,000	1,421	1,981	0.01
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)						252,395	267,612	0.94
Total Equity						776,305	857,251	3.03
Investment in Joint Venture
BCRED Emerald JV	(6)(16)					2,002,500	2,032,260	7.12
BCRED Verdelite JV	(6)(16)					117,706	129,265	0.45
Total Investments in Joint Ventures Total						2,120,206	2,161,525	7.57

Total Investments - non-controlled/non-affiliated						48,561,249	48,242,813	168.90
Total Investments - non-controlled/affiliated						558	2,499	0.01
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)						339,710	337,074	1.17
Total Investments - Investments in Joint Ventures						2,120,206	2,161,525	7.57
Total Investment Portfolio						51,021,723	50,743,911	177.65
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						158,725	158,725	0.56
Other Cash and Cash Equivalents						1,323,045	1,323,045	4.64
Total Portfolio Investments, Cash and Cash Equivalents						$52,503,493	$52,225,681	182.85%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 21.2% of total assets as calculated in accordance with regulatory requirements.
(7)Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$25,961	$—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	26,305	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	18,259	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,902	(78)
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	22,342	(112)
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	12,965	—
Amerilife Holdings LLC	Revolver	8/31/2028	48,715	—
Amerilife Holdings LLC	Delayed Draw Term Loan	10/20/2026	85,238	(852)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Analytic Partners LP	Revolver	4/4/2028	3,261	—
Anaplan, Inc.	Revolver	6/21/2028	47,983	(240)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	2/15/2024	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(270)
Ascend Buyer, LLC	Revolver	9/30/2027	5,173	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(1,401)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	13,168	—
Avalara Inc	Revolver	10/19/2028	2,308	(12)
Bamboo US BidCo LLC	Revolver	9/28/2029	6,278	(141)
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	4,385	—
Bazaarvoice, Inc.	Revolver	5/7/2026	45,117	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	4,821	(24)
Beeline, LLC	Revolver	5/2/2028	5,543	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	9,862	—
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	(67)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	16,984	—
BradyIFS Holdings, LLC	Revolver	10/31/2029	17,309	(346)
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	56,649	(425)
Brave Parent Holdings, Inc.	Revolver	11/28/2030	28,325	(283)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	6,973	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	32,788	—
Caerus US 1, Inc.	Revolver	5/25/2029	12,613	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Castle Management Borrower, LLC	Revolver	11/3/2029	4,167	(63)
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2029	20,232	—
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CFS Brands, LLC	Revolver	10/2/2030	$30,858	$(617)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	20,572	—
Chronicle Bidco, Inc.	Revolver	11/14/2025	2,815	—
Circana Group, L.P.	Revolver	12/1/2027	86,026	—
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(16)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(1,344)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	13,936	(209)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	(1)
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(309)
Cumming Group, Inc.	Revolver	11/16/2027	25,468	(382)
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	19,245	(144)
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2030	6,300	(5)
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(2,102)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,288	—
DTI Holdco, Inc.	Revolver	4/26/2027	10,000	(173)
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	9,961	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	49,368	(494)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	12,377	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	26,639	(3,659)
Episerver, Inc.	Revolver	4/9/2026	3,833	(153)
Ergomed Plc	Delayed Draw Term Loan	11/17/2025	7,569	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	4,927	—
Excelitas Technologies Corp.	Revolver	8/14/2028	5,715	—
Experity, Inc.	Revolver	2/24/2028	13,452	(135)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/29/2024	3,945	(49)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2027	3,381	—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(66)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	11,621	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	3,958	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	27,063	(271)
Freya Bidco Limited	Term Loan	10/31/2030	1,056	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	12,907	—
Freya Bidco Limited	Term Loan	10/31/2030	105,258	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	12,921	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	22,446	(281)
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	15,400	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,884	(110)
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(285)
GI Consilio Parent, LLC	Revolver	5/14/2026	4,629	(51)
GI Consilio Parent, LLC	Revolver	5/14/2026	844	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	$27,360	$—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	4,320	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(64)
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	84,833	(954)
GovernmentJobs.com, Inc.	Revolver	12/2/2027	19,764	(395)
GraphPAD Software, LLC	Revolver	4/27/2027	1,416	—
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	37	—
Groundworks, LLC	Revolver	3/14/2029	42	(1)
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2027	9,724	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	9,254	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	37,586	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(129)
Icefall Parent Inc	Term Loan	1/25/2030	70,792	—
Icefall Parent Inc	Revolver	1/25/2030	6,742	—
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	(224)
Inova Pharmaceutical	Term Loan	10/30/2028	661	—
Inova Pharmaceutical	Delayed Draw Term Loan	10/30/2028	102	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	4,325	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	350	(2)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	303	(3)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	6,812	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	453	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	806	—
Java Buyer, Inc.	Delayed Draw Term Loan	4/1/2024	30,676	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	42,170	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	—
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	41,761	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	25,388	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	6,824	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	628	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2027	3,735	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	6,951	—
Loar Group, Inc.	Delayed Draw Term Loan	4/1/2024	47,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(225)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	8,247	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	120,596	—
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	(286)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	520	—
Material Holdings, LLC	Revolver	8/17/2027	7,630	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(37)
Mercury Bidco Globe Limited	Term Loan	1/31/2031	100,402	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,389	—
Metis Buyer, Inc.	Revolver	5/4/2026	5,940	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mitratech Holdings, Inc.	Delayed Draw Term Loan	11/26/2024	$7,280	$—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	19,234	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	19,804	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	2,244	(27)
More Cowbell II, LLC	Revolver	9/1/2029	2,308	—
MPG Parent Holdings LLC	Term Loan	1/8/2030	17,938	—
MPG Parent Holdings LLC	Revolver	1/8/2030	2,188	—
MPG Parent Holdings LLC	Delayed Draw Term Loan	1/8/2026	4,464	—
MRI Software, LLC	Revolver	2/10/2026	673	(13)
MRI Software, LLC	Revolver	2/10/2027	1,677	(3)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	37,034	(185)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	3,703	(37)
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	(177)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	45,956	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune Holdings, Inc.	Revolver	8/14/2030	2,000	(40)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	2,617	—
NortonLifeLock, Inc.	Revolver	9/12/2029	3,375	(28)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	5/27/2024	10,781	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	70,001	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	64,286	—
ONS MSO, LLC	Revolver	7/8/2026	6,192	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Pavion Corp.	Revolver	10/30/2030	12,586	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	27,871	(279)
Pearce Services, LLC	Delayed Draw Term Loan	6/2/2027	949	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	7,135	(143)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	24,823	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	(83)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Plasma Buyer, LLC	Revolver	5/12/2028	9,644	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(74)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	4,979	(25)
Profile Products, LLC	Revolver	11/12/2027	9,886	(321)
Profile Products, LLC	Revolver	11/12/2027	6,700	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	13,391	—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	(183)
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	25	—
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Quality Distribution LLC	Revolver	7/1/2026	9,000	(405)
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	1,390	(7)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	5,694	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	12,089	—
Rally Buyer, Inc.	Revolver	7/19/2028	10,647	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	38	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	$6	$—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2,454	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	(324)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
RoadOne Inc	Revolver	12/30/2028	275	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	45,989	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	839	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(300)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	37,200	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	8,422	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	124,106	(1,862)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	51,214	(768)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	6,544	—
SpecialtyCare, Inc.	Revolver	6/18/2026	5,104	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/2/2024	9,922	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	22,501	(788)
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	100	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	228,925	(5,202)
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(128)
Trader Corp.	Revolver	12/22/2028	6,899	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	21,738	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,203	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	3,852	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(291)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	10,500	—
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
West Monroe Partners, LLC	Revolver	11/9/2027	56,571	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	31	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	53,333	(533)
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	(67)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zeus Company, LLC	Term Loan	2/28/2031	48,365	—
Zeus Company, LLC	Revolver	2/28/2030	6,749	—
Zeus Company, LLC	Delayed Draw Term Loan	2/28/2026	9,067	—
Total unfunded commitments			$5,370,824	$(47,166)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2023 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2023 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2023 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Net change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair value as of December 31, 2023	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$2,813	$—	$(374)	$(153)	$213	$2,499	$16
Controlled/Affiliated Investments
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	—	49,530	—	—	—	49,530	1,486
CFCo LLC (Benefytt Technologies, Inc.)	—	12,715	—	(12,103)	—	612	—
CFCo LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
Pigments Services, Inc.	—	15,344	—	(5,932)	—	9,412	—
Pigments Services, Inc.	—	9,908	—	—	—	9,908	934
Pigments Services, Inc.	—	—	—	—	—	—	—
Specialty Lending Company LLC	172,330	79,074	—	14,227	—	265,631	7,641
BCRED Emerald JV LP	2,072,717	—	(112,500)	72,043	—	2,032,260	291,248
BCRED Verdelite JV LP	115,677	—	—	13,588	—	129,265	18,646
GSO DL Co-Invest CI LP	1,881	—	—	100	—	1,981	—
Total	$2,365,418	$166,571	$(112,874)	$81,770	$213	$2,501,098	$319,971

(17)Loan was on non-accrual status as of December 31, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Change in Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	14,718	CAD	20,000	3/13/2024	$(443)
Deutsche Bank AG	USD	11,064	CAD	15,000	3/14/2024	(307)
Deutsche Bank AG	USD	9,190	CHF	8,000	3/14/2024	(397)
Goldman Sachs Bank USA	USD	79,492	DKK	546,731	3/14/2024	(1,925)
Deutsche Bank AG	USD	86,514	EUR	80,000	3/14/2024	(2,221)
Deutsche Bank AG	USD	100,490	GBP	80,000	3/14/2024	(1,467)
Goldman Sachs Bank USA	USD	53,367	NOK	584,117	3/14/2024	(4,409)
Goldman Sachs Bank USA	USD	23,358	NZD	38,100	3/14/2024	(795)
Goldman Sachs Bank USA	USD	10,538	SEK	109,749	3/13/2024	(410)
Goldman Sachs Bank USA	USD	22,768	SEK	237,106	3/14/2024	(885)
Total Foreign Currency Forward Contracts						$(13,259)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024		$435,000	$(7,201)	$—	$11,724
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024		365,000	(8,535)	—	8,964
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024		500,000	(13,756)	—	11,606
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025		500,000	(15,412)	—	11,177
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(24,724)	—	9,933
Deutsche Bank	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(24,496)	—	9,856
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		400,000	(11,089)	—	6,889
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		500,000	(13,873)	—	8,621
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA + 2.78%	4/14/2026	GBP	250,000	(12,420)	—	7,521
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR + 2.79%	5/3/2027		625,000	(18,175)	—	7,960
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/29/2025		600,000	(1,841)	—	324
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.72%	10/11/2027		350,000	463	—	1,881
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025		200,000	(760)	—	36
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR + 3.06%	11/27/2028		500,000	13,682	—	13,682
Total Interest Rate Swaps							$(138,137)	$—	$110,174
(1)For interest rates swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027		$7,507	$7,405	$7,360	0.03%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	8.12%	2/15/2029		12,224	12,171	11,942	0.05
Atlas CC Acquisition Corp.	(7)(10)	L +	4.25%	8.98%	5/25/2028		57,655	56,070	45,640	0.20
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		30,560	30,552	29,949	0.13
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		1,694	1,671	1,660	0.01
Linquest Corp.	(4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028		155,531	152,699	148,862	0.66
Loar Group, Inc.	(4)(7)(11)	L +	7.25%	11.63%	10/2/2024		144,300	140,735	142,300	0.63
Loar Group, Inc.	(4)(11)	L +	7.25%	11.63%	9/29/2023		29,120	29,120	29,120	0.13
MAG DS Corp.	(4)(11)	L +	5.50%	10.23%	4/1/2027		10,540	10,407	9,696	0.04
Maverick Acquisition, Inc.	(4)(5)(11)	L +	6.25%	10.98%	6/1/2027		48,722	47,931	44,961	0.20
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028		26,527	26,512	25,952	0.11
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028		11,918	11,865	11,726	0.05
West Star Aviation Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	8.59%	3/1/2028		4,070	3,973	3,971	0.02
								531,111	513,139	2.26
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	9.13%	6/11/2027		268,425	264,218	265,741	1.17
Alliance Ground	(4)(10)	SOFR +	5.75%	9.98%	6/11/2027		95,668	93,927	94,711	0.42
ENV Bidco AB	(4)(6)(10)	SOFR +	6.00%	10.73%	7/19/2029		102,349	99,947	99,790	0.44
ENV Bidco AB	(4)(6)(7)(8)	E +	6.00%	8.20%	7/19/2029	EUR	114,140	111,025	115,596	0.51
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.23%	4/30/2027		104,616	103,993	103,570	0.46
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	12/9/2026		34,038	33,282	34,038	0.15
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	2/5/2029		168,981	166,038	168,981	0.74
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.00%	10.69%	6/15/2029		43,077	42,294	42,191	0.19
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	10.81%	12/30/2028		1,067	1,024	1,024	0.00
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028		217,194	213,004	214,441	0.95
SEKO Global Logistics Network, LLC	(4)(5)(6)(11)	E +	5.00%	6.00%	12/30/2026	EUR	35,393	40,516	37,584	0.17
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	L +	4.75%	9.48%	12/30/2026		82,542	81,718	82,111	0.36
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.13%	3/24/2026		33,842	33,697	33,074	0.15
Wwex Uni Topco Holdings, LLC	(10)	L +	4.00%	8.73%	7/26/2028		18,968	18,734	17,421	0.08
								1,303,417	1,310,273	5.79
Airlines
Air Canada	(6)(10)	L +	3.50%	8.13%	8/11/2028		12,755	12,741	12,645	0.06
United Airlines, Inc.	(6)(10)	L +	3.75%	8.11%	4/21/2028		20,165	20,213	19,967	0.09
								32,954	32,612	0.15

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Auto Components
Metis Buyer, Inc.	(5)(7)(10)	SOFR +	4.00%	8.50%	5/4/2028		$57,438	$56,210	$54,273	0.24%
Beverages
Naked Juice, LLC	(9)	SOFR +	3.25%	7.93%	1/24/2029		10,631	10,609	9,561	0.04
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028		57,402	56,420	53,578	0.24
								67,029	63,139	0.28
Building Products
Camelot Return Merger SU	(6)(8)		8.75%	8.75%	8/1/2028		7,599	6,915	6,983	0.03
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	9.96%	8/1/2028		50,000	45,395	47,225	0.21
Cornerstone Building Brands, Inc.	(6)(9)	L +	3.25%	7.57%	4/12/2028		7,372	7,347	6,649	0.03
CP Atlas Buyer, Inc.	(9)	L +	3.50%	7.88%	11/23/2027		54,021	53,843	47,517	0.21
Engineered Stone Group Holdings III Ltd.	(4)(6)(7)(10)	SOFR +	5.51%	9.81%	4/23/2028		58,583	57,561	56,935	0.25
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.00%	7.20%	4/23/2028	EUR	28,400	30,711	29,779	0.13
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027		107,885	106,619	107,885	0.48
Great Day Improvements, LLC	(4)(10)	L +	6.25%	10.98%	12/29/2027		181,913	178,885	176,455	0.78
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.32%	4/21/2030		204,950	202,766	204,950	0.90
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	10.32%	2/25/2025		52,938	52,580	52,938	0.23
Kodiak BP, LLC	(10)	L +	3.25%	7.98%	3/12/2028		48,808	48,481	45,941	0.20
L&S Mechanical Acquisition, LLC	(4)(5)(10)	L +	5.75%	10.14%	9/1/2027		113,644	111,876	106,825	0.47
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.47%	4/7/2025		150,208	147,026	148,706	0.66
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	7.92%	12/18/2027		5,545	5,558	5,498	0.02
New Arclin US Holding Corp.	(6)(7)(9)	L +	3.75%	8.13%	10/2/2028		11,236	11,201	9,731	0.04
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029		45,466	45,147	42,966	0.19
Windows Acquisition Holdings, Inc.	(4)(5)(11)	L +	6.50%	11.23%	12/29/2026		60,465	59,655	60,465	0.27
								1,171,566	1,157,448	5.10
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026		15,667	15,700	15,357	0.07
AllSpring Buyer, LLC	(6)(9)	L +	3.00%	7.75%	11/1/2028		2,978	2,992	2,943	0.01
Resolute Investment Managers, Inc.	(11)	L +	4.25%	8.98%	4/30/2024		10,033	10,056	8,177	0.04
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.75%	10.23%	12/22/2027		12,975	12,867	12,845	0.06
Superannuation And Investments US, LLC	(6)(9)	L +	3.75%	8.13%	12/1/2028		12,859	12,779	12,686	0.06
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028		45,653	45,196	42,719	0.19
								99,590	94,727	0.43
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	8.72%	9/30/2026		4,950	4,960	4,677	0.02
Dominion Colour Corporation	(4)(6)(11)(17)	L +	8.25%	11.19%	4/6/2024		35,696	35,396	18,116	0.08
Geon Performance Solutions, LLC	(10)	L +	4.50%	9.23%	8/18/2028		3,652	3,630	3,561	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals (continued)
Hyperion Materials & Technologies, Inc.	(9)	L +	4.50%	9.23%	8/30/2028	$17,712	$17,660	$17,247	0.08%
LSF11 Skyscraper Holdco S.à r.l, LLC	(4)(6)(10)	L +	3.50%	8.23%	9/29/2027	19,653	19,577	19,260	0.08
NIC Acquisition Corp.	(10)	L +	3.75%	8.48%	12/29/2027	8,793	8,809	6,429	0.03
Olympus Water US Holding Corp.	(9)	L +	3.75%	8.50%	11/9/2028	13,708	13,694	13,195	0.06
Oxea Corporation	(6)(8)	L +	3.25%	7.00%	10/14/2024	6	6	6	0.00
WR Grace Holdings, LLC	(6)(9)	L +	3.75%	8.50%	9/22/2028	4,253	4,267	4,186	0.02
							107,999	86,677	0.39
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	32,330	32,279	31,740	0.14
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	68,605	68,383	65,312	0.29
Anticimex, Inc.	(6)(9)	L +	3.50%	8.23%	11/16/2028	16,886	16,756	16,338	0.07
APX Group, Inc.	(6)(11)	L +	3.25%	6.73%	7/10/2028	42,013	41,769	41,639	0.18
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.28%	5/7/2028	368,444	368,444	368,444	1.62
Belfor Holdings, Inc.	(8)	L +	4.00%	8.38%	4/6/2026	4,911	4,926	4,886	0.02
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	9.07%	3/31/2028	8,150	8,071	7,844	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	41,187	41,227	39,488	0.17
Divisions Holding Corp.	(10)	L +	4.75%	9.13%	5/27/2028	23,795	23,610	23,245	0.10
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	8,067	8,006	7,780	0.03
eResearchTechnology, Inc.	(11)	L +	4.50%	8.88%	2/4/2027	12,852	12,893	11,378	0.05
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	8.59%	8/31/2028	9,051	8,978	8,146	0.04
Garda World Security Corp.	(6)(8)	L +	4.25%	8.93%	10/30/2026	27,085	27,139	26,421	0.12
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	8.53%	2/1/2029	16,492	16,352	15,914	0.07
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.33%	7/11/2025	6,078	6,067	5,866	0.03
Java Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.52%	12/15/2027	166,245	163,006	159,825	0.70
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	46,038	45,540	46,038	0.20
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	240,481	237,395	240,481	1.06
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.04%	12/10/2027	51,532	50,453	50,978	0.22
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	9.89%	10/19/2028	47,442	46,656	44,714	0.20
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	12.00%	10/19/2028	21,259	20,894	20,036	0.09
MaxGen Energy Services Corporation	(4)(11)	L +	5.00%	9.18%	6/2/2027	83,035	81,442	80,959	0.36
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.50%	12/1/2027	269,254	264,782	265,986	1.17
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	8.63%	12/15/2028	30,534	30,546	25,574	0.11
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	5.50%	10.18%	6/3/2027	15,053	14,809	12,736	0.06
Recycle & Resource US, LLC	(6)(9)	L +	3.50%	8.23%	7/14/2028	5,167	5,136	4,711	0.02
Revspring, Inc.	(8)	L +	4.00%	8.73%	10/11/2025	15,284	15,197	14,787	0.07
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	10.66%	1/16/2026	16,094	15,691	15,892	0.07
The Action Environmental Group, Inc.	(4)(5)(12)	L +	6.00%	9.91%	1/15/2026	4,050	3,983	3,999	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.15%	10.47%	1/15/2026	$4,459	$4,386	$4,403	0.02%
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	L +	3.75%	8.13%	12/8/2028	41,852	41,624	40,136	0.18
USIC Holdings, Inc.	(10)	L +	3.50%	7.88%	5/12/2028	24,688	24,591	23,618	0.10
Vaco Holdings, LLC	(10)	SOFR +	5.00%	9.73%	1/21/2029	21,214	21,122	20,534	0.09
Veregy Consolidated, Inc.	(4)(11)	L +	6.00%	10.41%	11/2/2027	20,376	20,415	16,708	0.07
							1,792,568	1,766,556	7.77
Construction & Engineering
Aegion Corporation	(10)	L +	4.75%	9.13%	5/17/2028	23,640	23,585	22,152	0.10
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.06%	5/3/2027	35,460	34,948	33,598	0.15
Brookfield WEC Holdings, Inc.	(9)	SOFR +	3.75%	8.07%	8/1/2025	2,993	2,864	2,986	0.01
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	L +	5.00%	9.38%	12/31/2027	125,111	122,456	118,736	0.52
Peak Utility Services Group, Inc.	(4)(11)	L +	5.00%	9.17%	3/2/2028	23,391	23,214	22,338	0.10
Refficiency Holdings, LLC	(10)	L +	3.75%	7.82%	12/16/2027	13,801	13,674	13,102	0.06
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	4.50%	9.23%	8/31/2028	42,932	41,843	39,898	0.18
Tutor Perini Corp.	(6)(11)	L +	4.75%	9.13%	8/18/2027	2,933	2,957	2,768	0.01
							265,541	255,578	1.13
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	35,942	35,870	34,819	0.15
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	10/2/2028	11,530	11,073	11,337	0.05
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	28,131	28,094	27,131	0.12
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	16,273	16,321	15,837	0.07
Graham Packaging Co, Inc.	(10)	L +	3.00%	7.38%	8/4/2027	9,081	9,055	8,939	0.04
LABL, Inc.	(9)	L +	5.00%	9.38%	10/29/2028	7,071	6,981	6,731	0.03
MAR Bidco Sarl	(6)(9)	L +	4.30%	9.03%	7/6/2028	3,898	3,882	3,567	0.02
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	43,986	42,984	42,001	0.19
Pretium PKG Holdings, Inc.	(9)	L +	4.00%	7.74%	10/2/2028	23,650	23,293	18,971	0.08
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.96%	11/3/2025	40,486	40,474	38,875	0.17
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	28,991	28,750	27,730	0.12
Trident TPI Holdings, Inc.	(7)(9)	L +	4.00%	7.67%	9/15/2028	22,865	22,788	21,993	0.10
							233,695	223,112	0.99
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.24%	12/10/2028	7,960	7,825	7,701	0.03
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	10.63%	10/17/2025	5,825	5,754	5,825	0.03
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2026	14,588	14,392	14,515	0.06
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2027	66,848	65,640	66,514	0.29
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/2/2026	30,261	29,669	29,655	0.13

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Distributors (continued)
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	7.25%	6/23/2028	$15,810	$15,180	$15,164	0.07%
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.62%	6/23/2028	26,742	26,330	25,672	0.11
NDC Acquisition Corp.	(4)(7)(11)	L +	5.50%	10.23%	3/9/2027	22,620	22,130	22,109	0.10
Tailwind Colony Holding Corporation	(4)(11)	L +	6.25%	10.98%	11/13/2024	74,385	73,315	73,269	0.32
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.52%	6/30/2025	11,911	11,408	11,375	0.05
Unified Door & Hardware Group, LLC	(4)(11)	L +	5.75%	10.49%	12/18/2027	52,948	52,332	52,022	0.23
							323,975	323,821	1.42
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	30,790	30,294	29,188	0.13
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	9.74%	7/20/2028	958,418	950,821	958,418	4.22
Colibri Group, LLC	(10)	SOFR +	5.00%	8.87%	3/12/2029	13,099	12,998	12,260	0.05
Dreambox Learning Holding, LLC	(4)(5)(10)	L +	6.25%	9.44%	12/1/2027	135,213	132,990	127,101	0.56
EM Bidco Limited	(6)(9)	SOFR +	4.25%	8.93%	7/6/2029	4,168	4,154	4,083	0.02
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	10.67%	12/31/2026	48,755	46,720	47,045	0.21
Go Car Wash Management Corp.	(4)(14)	SOFR +	6.25%	10.67%	12/31/2026	42,256	41,527	41,199	0.18
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	46,275	45,808	44,559	0.20
Learning Care Group	(11)	L +	3.25%	7.61%	3/13/2025	37,491	36,954	34,974	0.15
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	15,896	15,734	15,323	0.07
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.18%	3/2/2029	4,025	4,007	3,814	0.02
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	6.50%	10.24%	3/23/2027	700	680	679	0.00
Sunshine Cadence Holdco, LLC	(8)	L +	4.25%	8.98%	3/23/2027	39,696	36,960	36,421	0.16
TruGreen Limited Partnership	(10)	L +	4.00%	8.38%	11/2/2027	5,895	5,924	5,250	0.02
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	14,898	14,738	14,525	0.06
Weld North Education, LLC	(9)	L +	3.75%	7.72%	12/21/2027	9,326	9,326	9,161	0.04
							1,389,635	1,384,000	6.09
Diversified Financial Services
Barbri Holdings, Inc.	(4)(7)(10)	L +	5.75%	10.13%	4/28/2028	129,071	127,193	127,765	0.56
Comet Acquisition, Inc.	(4)(9)	SOFR +	4.25%	8.98%	10/24/2025	15,830	15,626	15,355	0.07
Lereta, LLC	(10)	L +	5.25%	9.63%	7/30/2028	29,455	29,220	25,921	0.11
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	66,990	66,327	61,932	0.27
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	41,862	41,380	38,304	0.17
Sedgwick Claims Management Services, Inc.	(6)(11)	L +	4.25%	8.63%	9/3/2026	2,399	2,418	2,375	0.01
Sedgwick Claims Management Services, Inc.	(6)(8)	L +	3.75%	8.13%	9/3/2026	2,851	2,854	2,804	0.01
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	12.42% (incl. 2.00% PIK)	11/5/2024	274,238	273,743	246,814	1.09
							558,761	521,270	2.29

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	L +	3.69%	7.77%	1/31/2026		$15,505	$15,446	$14,406	0.06%
Numericable US, LLC	(6)(8)	L +	4.00%	8.65%	8/14/2026		33,493	33,515	31,246	0.14
Numericable US, LLC	(6)(8)	L +	2.75%	7.16%	7/31/2025		2,861	2,834	2,723	0.01
Point Broadband Acquisition, LLC	(4)(7)(11)	L +	6.00%	10.56%	10/1/2028		194,794	190,399	189,073	0.83
Zacapa, LLC	(6)(9)	SOFR +	4.25%	8.83%	3/22/2029		6,082	6,069	5,861	0.03
Zayo Group Holdings, Inc.	(9)	SOFR +	4.25%	8.57%	3/9/2027		4,857	4,742	4,054	0.02
								253,005	247,363	1.09
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	L +	5.25%	10.01%	3/26/2027		50,994	50,060	50,425	0.22
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	L +	5.50%	10.23%	8/17/2028		193,050	189,496	189,111	0.83
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028		50,454	49,866	47,067	0.21
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	10.73%	8/30/2028		186,571	183,344	185,353	0.82
Shoals Holdings, LLC	(4)(11)	SOFR +	3.25%	7.51%	11/25/2026		11,262	11,075	11,318	0.05
								433,781	432,849	1.91
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.75%	12/23/2026		35,138	34,718	32,854	0.14
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	9.68%	10/8/2029		465,710	455,099	455,280	2.01
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028		39,231	39,080	37,760	0.17
Ingram Micro, Inc.	(9)	L +	3.50%	8.23%	6/30/2028		3,940	3,909	3,891	0.02
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	10.83%	8/27/2029		88,177	85,665	85,532	0.38
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	8.45%	8/27/2029	EUR	5,922	2,718	3,972	0.02
LTI Holdings, Inc.	(8)	L +	3.50%	7.88%	9/6/2025		4,948	4,936	4,749	0.02
Presidio, Inc.	(8)	SOFR +	3.50%	7.92%	1/22/2027		2,197	2,200	2,167	0.01
								628,325	626,205	2.77

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	11.29%	10/4/2024		$8,031	$7,738	$8,031	0.04%
EnergySolutions, LLC	(11)	L +	3.75%	8.48%	5/9/2025	4,675		4,675	4,369	0.02
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	10.63%	8/17/2029	8,189		7,967	8,048	0.04
Tetra Technologies, Inc.	(4)(6)(11)	L +	6.25%	10.63%	9/10/2025	22,793		22,080	22,793	0.10
								42,460	43,241	0.20
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.59%	11/10/2028	7,719		7,655	7,372	0.03
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025	11,815		11,832	11,584	0.05
								19,487	18,956	0.08
Food Products
Quantum Bidco, Ltd.	(6)(8)	S +	6.00%	6.28%	1/29/2028	GBP	18,500	24,611	19,080	0.08
Snacking Investments US, LLC	(6)(11)	L +	4.00%	8.32%	12/18/2026	4,944		4,970	4,833	0.02
								29,581	23,913	0.10
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(7)(9)	SOFR +	5.75%	10.48%	6/13/2029	25,380		24,746	24,255	0.11
Auris Luxembourg III Sarl	(6)(8)	L +	3.75%	8.68%	2/27/2026	34,532		34,030	30,993	0.14
CPI Buyer, LLC	(4)(7)(10)	L +	5.50%	10.23%	11/1/2028	161,899		158,173	153,414	0.68
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	10.18%	7/6/2028	67,705		66,462	66,182	0.29
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	L +	5.50%	9.84%	9/13/2028	245,025		240,888	240,440	1.06
Mozart Borrower LP	(7)(9)	L +	3.25%	7.63%	10/23/2028	1,985		1,884	477	0.00
Natus Medical Incorporated	(4)(7)(9)	SOFR +	5.50%	8.68%	7/20/2029	53,463		50,042	49,330	0.22
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028	81,849		80,299	78,166	0.34
Sunshine Luxembourg VII S.à r.l, LLC	(6)(10)	L +	3.75%	8.48%	10/1/2026	23,496		23,346	22,560	0.10
TecoStar Holdings, Inc.	(11)	L +	3.50%	7.24%	5/1/2024	25,881		25,647	21,764	0.10
								705,517	687,581	3.04
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.75%	10.36%	8/10/2029	CAD	204,779	156,140	144,435	0.64
ACI Group Holdings, Inc.	(4)(5)(7)(10)	L +	5.75%	10.13%	8/2/2028	92,158		90,007	90,086	0.40
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.66%	5/7/2027	20,661		20,251	20,229	0.09
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027	46,518		46,278	42,491	0.19
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.59%	2/25/2028	17,532		16,596	15,861	0.07
AMGH Holding Corp.	(11)	L +	4.25%	8.63%	3/14/2025	11,615		11,628	8,300	0.04
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(11)	C +	4.50%	9.36%	4/14/2028	CAD	16,795	12,933	14,973	0.07
Caramel Bidco Limited	(4)(5)(6)(8)	S +	6.00%	9.43%	2/24/2029	GBP	60,000	78,167	69,698	0.31
Caramel Bidco Limited	(4)(5)(6)(7)(8)	SOFR +	6.00%	9.43%	2/24/2024	GBP	5,392	6,968	4,202	0.02
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028	499,035		488,434	470,913	2.08

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
CHG Healthcare Services, Inc.	(9)	L +	3.25%	7.63%	9/29/2028		$8,021	$7,983	$7,864	0.03%
Covenant Surgical Partners, Inc.	(8)	L +	4.00%	8.41%	7/1/2026		2,951	2,916	2,501	0.01
Cross Country Healthcare, Inc.	(4)(10)	L +	5.75%	10.14%	6/8/2027		48,234	46,982	48,234	0.21
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		25,015	24,846	24,620	0.11
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.19%	10/4/2024		29,118	29,118	28,972	0.13
Global Medical Response, Inc.	(11)	L +	4.25%	8.42%	10/2/2025		34,291	34,358	24,239	0.11
Gordian Medical, Inc.	(4)(10)	L +	6.25%	10.98%	1/31/2027		51,790	50,515	37,548	0.17
Heartland Dental, LLC	(8)	L +	4.00%	8.39%	4/30/2025		47,639	47,471	44,388	0.20
Jayhawk Buyer, LLC	(4)(7)(11)	L +	5.00%	9.73%	10/15/2026		274,677	270,560	271,930	1.20
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025		43,804	43,532	41,401	0.18
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	9.99%	2/1/2029		21,910	21,243	21,636	0.10
Medical Knowledge Group, LLC	(4)(10)	L +	5.75%	10.04	2/1/2029		163,706	160,860	161,660	0.71
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	7.98%	3/12/2028		19,182	19,113	17,719	0.08
National Mentor Holdings, Inc.	(10)	L +	3.75%	8.48%	3/2/2028		11,192	11,182	7,884	0.03
Navigator Acquiror, Inc.	(4)(7)(9)	L +	5.75%	9.98% (incl. 5.11% PIK)	7/16/2027		416,586	413,661	412,420	1.82
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	9.67%	2/23/2029		7,476	7,405	6,156	0.03
Odyssey Holding Company, LLC	(4)(11)	L +	5.75%	10.45%	11/16/2025		63,649	63,333	63,649	0.28
Onex TSG Intermediate Corp.	(6)(10)	L +	4.75%	9.16%	2/28/2028		23,023	22,873	20,622	0.09
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.13%	3/31/2027		30,697	30,494	25,734	0.11
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028		5,036	4,910	4,778	0.02
PetVet Care Centers, LLC	(10)	L +	3.50%	7.88%	2/14/2025		54,403	54,377	51,297	0.23
Phoenix Guarantor, Inc.	(6)(8)	L +	3.50%	7.88%	3/5/2026		17,904	17,889	16,891	0.07
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.07%	5/12/2029		91,493	89,190	86,487	0.38
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.07%	8/31/2029		114,624	112,184	113,256	0.50
PSKW Intermediate, LLC	(4)(11)	L +	6.25%	10.64%	3/9/2026		14,303	14,303	14,303	0.06
Radnet, Inc.	(6)(10)	L +	3.00%	7.73%	4/21/2028		4,850	4,832	4,733	0.02
Reverb Buyer, Inc.	(9)	L +	3.50%	7.88%	11/1/2028		6,551	6,504	6,155	0.03
Smile Doctors, LLC	(4)(7)(10)	L +	5.75%	11.00%	12/21/2028		460,037	450,702	449,712	1.98
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	10.76%	6/1/2028		623,786	615,035	601,186	2.65
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	9.76%	6/18/2028		72,500	70,742	70,051	0.31
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	L +	5.75%	10.51%	1/2/2029		166,289	163,129	160,844	0.71
Surgery Centers Holdings, Inc.	(6)(10)	L +	3.75%	8.05%	8/31/2026		14,435	14,425	14,289	0.06
The Fertility Partners, Inc.	(4)(5)(6)(10)	L +	5.75%	10.13%	3/16/2028		38,903	38,228	37,346	0.16
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.46%	3/16/2028	CAD	155,062	121,396	111,823	0.49
The GI Alliance Management, LLC	(4)(7)(11)	SOFR +	6.25%	10.49%	9/15/2028		261,135	252,087	254,229	1.12
TTF Holdings, LLC	(4)(10)	L +	4.00%	8.13%	3/31/2028		5,944	5,910	5,884	0.03

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	8.37%	10/1/2028		$38,627	$38,496	$36,876	0.16%
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.50%	10.50%	6/18/2029		863,748	863,748	863,748	3.81
United Mutual Acquisition Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.09%	7/15/2028		15,654	15,421	15,229	0.07
US Acute Care Solutions	(5)(8)		6.38%	6.38%	3/1/2026		2,885	2,919	2,564	0.01
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	5.50%	10.18%	11/18/2027		127,120	125,052	125,849	0.55
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	L +	4.50%	10.72%	11/18/2023		39,604	38,717	38,933	0.17
Veonet GmbH	(6)(8)	S +	5.25%	8.68%	3/14/2029	GBP	170,000	218,598	190,515	0.84
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028		108,280	106,326	88,257	0.39
								5,680,967	5,515,600	24.33
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	7.82%	2/15/2029		36,931	36,518	33,015	0.15
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	6.25%	5/25/2029		86,813	85,002	84,951	0.37
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029		403,316	394,706	390,501	1.72
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.18%	10/4/2029		371,638	362,597	364,206	1.61
Edifecs, Inc.	(4)(10)	L +	5.50%	10.23%	9/21/2026		122,264	120,388	121,042	0.53
Edifecs, Inc.	(4)(11)	L +	7.50%	12.23%	9/21/2026		29,360	29,261	29,947	0.13
Ensemble RCM, LLC	(4)(9)	SOFR +	5.00%	9.19%	8/3/2026		89,550	88,057	87,759	0.39
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.73%	10/29/2028		99,248	97,345	97,383	0.43
Imprivata, Inc.	(9)	L +	3.75%	8.13%	12/1/2027		3,940	3,948	3,801	0.02
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027		15,149	15,208	14,628	0.06
NMC Crimson Holdings, Inc.	(4)(7)(10)	L +	6.00%	9.74%	3/1/2028		75,988	74,013	74,805	0.33
Project Ruby Ultimate Parent Corp.	(10)	L +	3.25%	7.63%	3/10/2028		8,461	8,428	8,019	0.04
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	9.41%	4/1/2028		166,892	164,279	165,223	0.73
Verscend Holding Corp.	(8)	L +	4.00%	8.38%	8/27/2025		30,479	30,524	30,346	0.13
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026		12,408	12,425	12,222	0.05
								1,522,699	1,517,848	6.69
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028		6,241	6,251	6,180	0.03
CEC Entertainment, Inc.	(5)(8)		6.75%	6.75%	5/1/2026		51,052	51,052	47,542	0.21
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.22%	4/2/2029		43,670	42,885	41,650	0.18
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029		33,590	33,463	32,003	0.14
Flynn Restaurant Group LP	(9)	L +	4.25%	8.63%	12/1/2028		7,999	7,922	7,522	0.03
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027		15,762	15,761	15,321	0.07
Mic Glen, LLC	(9)	L +	3.50%	7.88%	7/21/2028		26,577	26,430	25,348	0.11
Scientific Games Holdings LP	(9)	SOFR +	3.50%	7.10%	4/4/2029		10,434	10,389	9,976	0.04
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027		48,876	48,867	47,129	0.21

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Twin River Worldwide Holdings, Inc.	(6)(9)	L +	3.25%	7.54%	10/2/2028		$19,084	$18,942	$17,710	0.08%
								261,962	250,381	1.10
Household Durables
AI Aqua Merger Sub, Inc.	(6)(7)(9)	SOFR +	3.75%	7.84%	7/31/2028		52,858	52,304	49,784	0.22
Hunter Douglas, Inc.	(6)(9)	SOFR +	3.50%	7.86%	2/26/2029		14,896	14,820	13,181	0.06
Instant Brands Holdings, Inc.	(10)	L +	5.00%	9.73%	4/12/2028		75,061	74,211	50,741	0.22
								141,335	113,706	0.50
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.32%	12/14/2028		11,238	11,142	10,591	0.05
CEP V Investment 11 Sarl	(4)(6)(7)(10)	S +	5.75%	5.75%	2/11/2028	CHF	97,449	97,920	104,199	0.46
Engineered Machinery Holdings, Inc.	(10)	L +	3.75%	8.48%	5/19/2028		7,978	7,978	7,738	0.03
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	10.12%	8/13/2029		161,600	158,150	157,944	0.70
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	7.55%	8/13/2029	EUR	25,323	25,502	26,486	0.12
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028		40,676	40,520	38,782	0.17
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029		52,169	49,972	48,862	0.22
Vertical US Newco, Inc.	(6)(9)	L +	3.50%	6.87%	7/30/2027		29,953	29,980	28,898	0.13
Victory Buyer, LLC	(4)(9)	L +	3.75%	8.10%	11/19/2028		22,863	22,774	19,262	0.08
								443,938	442,762	1.96
Insurance
Acrisure LLC	(8)	L +	3.50%	7.88%	2/15/2027		3,815	3,739	3,589	0.02
Acrisure LLC	(9)	L +	4.25%	8.63%	2/15/2027		18,985	18,947	18,424	0.08
Acrisure LLC	(9)	L +	3.75%	8.13%	2/15/2027		18,973	18,838	18,071	0.08
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.42%	10/2/2028		63,957	63,421	62,273	0.27
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/5/2027		7,935	7,894	7,766	0.03
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029		360,844	352,810	356,491	1.57
AssuredPartners, Inc.	(9)	L +	3.50%	7.88%	2/12/2027		30,226	29,966	29,355	0.13
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82	2/12/2027		993	991	966	0.00
Baldwin Risk Partners, LLC	(6)(9)	L +	3.50%	7.79%	10/14/2027		7,884	7,853	7,707	0.03
Benefytt Technologies, Inc.	(4)(10)	SOFR +	8.75%	12.09% (incl. 7.75% PIK)	8/12/2027		97,056	95,617	78,615	0.35
Benefytt Technologies, Inc.	(4)(7)(8)	SOFR +	7.50%	10.58% (incl. 7.75% PIK)	8/12/2027		23,520	22,851	19,016	0.08
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027		10,816	10,774	10,509	0.05
CFC Underwriting, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	8.79%	5/16/2029		138,161	134,805	136,576	0.60
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	10.68%	10/29/2028		55,681	54,797	54,978	0.24
Galway Borrower, LLC	(4)(5)(7)(10)	L +	5.25%	8.99%	9/30/2028		222,069	218,415	216,018	0.95
High Street Buyer, Inc.	(4)(5)(7)(10)	L +	6.00%	10.73%	4/14/2028		127,353	124,844	125,698	0.55

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Howden Group Holdings Limited	(6)(10)	L +	3.25%	7.69%	11/12/2027		$13,503	$13,440	$13,173	0.06%
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	1,957		1,958	1,943	0.01
Integrity Marketing Acquisition, LLC	(4)(5)(10)	L +	6.05%	11.28%	8/27/2025	80,767		80,024	77,935	0.34
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.75%	9.49%	8/27/2025	79,904		78,423	76,727	0.34
Integrity Marketing Acquisition, LLC	(4)(5)(10)	L +	5.75%	7.50%	8/27/2025	74,979		74,173	72,168	0.32
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	15,393	12,486	10,679	0.05
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	11,206	8,797	7,774	0.03
Jones Deslauriers Insurance Management, Inc.	(5)(6)(8)	C +	4.25%	8.81%	3/17/2028	CAD	69,903	54,634	48,513	0.21
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	13,596		13,511	13,038	0.06
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	L +	5.50%	10.63%	10/16/2028	24,461		23,947	23,541	0.10
Riser Merger Sub, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.33%	8/1/2028	159,870		155,983	155,699	0.69
Riser Merger Sub, Inc.	(4)(6)(10)	S +	5.75%	9.18%	8/1/2028	GBP	13,683	16,452	16,130	0.07
RSC Acquisition, Inc.	(4)(5)(10)	L +	5.50%	9.11%	10/30/2026	15,000		14,870	14,588	0.06
RSC Acquisition, Inc.	(4)(5)(7)(10)	L +	5.50%	9.74%	10/30/2026	10,680		10,160	8,928	0.04
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.17%	1/27/2027	93,540		93,262	93,540	0.41
Shelf Bidco Ltd	(6)(10)	SOFR +	6.00%	6.75%	1/3/2030	132,377		128,377	128,377	0.57
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	8.47%	7/9/2028	GBP	48,569	65,941	57,592	0.25
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	7.00%	7.00%	7/9/2028	GBP	101,623	116,566	108,100	0.48
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	10.38%	7/9/2028	166,473		162,496	163,559	0.72
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	6.25%	10.43%	8/3/2028	17,423		17,179	17,118	0.08
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028	30,570		30,181	30,035	0.13
								2,339,422	2,285,209	10.05
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	L +	3.25%	7.63%	12/6/2027	8,349		8,298	7,751	0.03
Cengage Learning, Inc.	(11)	L +	4.75%	7.81%	7/14/2026	18,763		18,629	16,919	0.07
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	15,647		15,655	15,240	0.07
Project Boost Purchaser, LLC	(9)	L +	3.50%	7.88%	5/30/2026	9,924		9,785	9,596	0.04
Red Planet Borrower, LLC	(9)	L +	3.75%	8.13%	10/2/2028	39,653		39,368	25,021	0.11
SurveyMonkey, Inc.	(6)(8)	L +	3.75%	8.14%	10/10/2025	5,957		5,869	5,778	0.03
								97,604	80,305	0.35

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(7)(11)	SOFR +	6.00%	10.43%	12/29/2026		$511,530	$510,002	$506,414	2.23%
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	7.57%	2/3/2029	9,729		9,675	9,595	0.04
Prodege International Holdings, LLC	(4)(10)	L +	5.75%	10.52%	12/15/2027	561,698		553,677	550,464	2.43
Wireless Vision, LLC	(4)(11)	L +	5.50%	10.23%	12/30/2025	19,197		19,197	19,197	0.08
								1,092,551	1,085,670	4.78
IT Services
Ahead DB Holdings, LLC	(5)(10)	L +	3.75%	8.48%	10/18/2027	2,570		2,580	2,488	0.01
AI Altius Bidco, Inc.	(4)(5)(7)(10)	L +	5.50%	10.65%	12/13/2028	106,023		103,921	103,556	0.46
AI Altius Bidco, Inc.	(4)(5)(8)		9.75% PIK	9.75% PIK	12/29/2029	22,256		21,714	21,532	0.09
BCP V Everise Acquisition, LLC	(4)(10)	SOFR +	6.50%	10.83%	5/3/2027	74,063		72,272	72,211	0.32
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	28,834		28,864	27,917	0.12
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	45,056		44,735	40,663	0.18
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.48%	4/1/2028	182,010		178,827	174,730	0.77
Inovalon Holdings, Inc.	(4)(7)(10)	L +	6.25%	10.95% (incl. 2.75% PIK)	11/24/2028	958,135		937,472	947,309	4.18
Monterey Financing, S.A.R.L	(4)(6)(7)(8)	E +	6.00%	8.14%	9/28/2029	EUR	76,519	69,979	81,366	0.36
Monterey Financing, S.A.R.L	(4)(6)(8)	CI +	6.00%	8.42%	9/28/2029	DKK	560,750	72,060	78,665	0.35
Monterey Financing, S.A.R.L	(4)(6)(8)	ST +	6.00%	8.65%	9/28/2029	SEK	243,186	21,200	22,727	0.10
Monterey Financing, S.A.R.L	(4)(6)(9)	N +	6.00%	9.26%	9/28/2029	NOK	599,094	54,450	59,479	0.26
Park Place Technologies, LLC	(11)	SOFR +	5.00%	9.42%	11/10/2027	796		798	753	0.00
Razor Holdco, LLC	(4)(10)	L +	5.75%	9.42%	10/25/2027	189,288		186,250	185,502	0.82
Red River Technology, LLC	(4)(7)(11)	L +	6.00%	10.38%	5/26/2027	149,310		147,395	148,190	0.65
Sabre GLBL, Inc.	(6)(9)	SOFR +	4.25%	8.67%	6/30/2028	1,321		1,292	1,213	0.01
Sabre GLBL, Inc.	(6)(9)	L +	3.50%	7.88%	12/17/2027	17,783		17,734	16,249	0.07
TierPoint, LLC	(10)	L +	3.75%	8.13%	5/5/2026	12,370		12,323	11,601	0.05
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	8/3/2028	EUR	16,320	18,455	17,200	0.08
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	E +	6.00%	7.36%	8/3/2028	EUR	8,284	9,576	8,587	0.04
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	10.01%	8/3/2028	12,655		12,344	12,466	0.05
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	8,918		8,930	8,632	0.04
Virtusa Corp.	(10)	L +	3.75%	8.17%	2/15/2029	942		934	912	0.00
								2,024,105	2,043,948	9.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Leisure Products
Lew's Intermediate Holdings, LLC	(4)(10)	SOFR +	5.00%	9.40%	2/11/2028	$25,913	$25,749	$23,710	0.10%
Lucky Bucks, LLC	(10)	L +	5.50%	10.43%	7/30/2027	47,204	46,462	27,811	0.12
Motion Finco, LLC	(6)(8)	L +	3.25%	7.98%	11/12/2026	19,460	18,857	18,611	0.08
Recess Holdings, Inc.	(11)	L +	3.75%	8.16%	9/30/2024	11,924	11,909	11,880	0.05
							102,977	82,012	0.35
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	7.92%	12/4/2026	4,512	4,527	4,394	0.02
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	40,647	40,658	33,673	0.15
LSCS Holdings, Inc.	(9)	L +	4.50%	8.88%	12/16/2028	15,594	15,527	14,941	0.07
Maravai Intermediate Holdings, LLC	(6)(9)	SOFR +	3.00%	6.96%	10/19/2027	1,958	1,976	1,925	0.01
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.23%	11/30/2027	1,881	1,878	1,789	0.01
							64,566	56,722	0.26

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Machinery
Apex Tool Group, LLC	(9)	SOFR +	5.25%	9.67%	2/8/2029		$14,756	$14,691	$12,743	0.06%
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027		10,431	10,262	10,042	0.04
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	9.75%	12/9/2025		1,284	1,253	1,249	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	L +	6.00%	6.75%	4/7/2024		1,201	1,181	1,168	0.01
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028		238	236	232	0.00
Titan Acquisition Ltd.	(6)(8)	L +	3.00%	5.88%	3/28/2025		15,097	14,773	14,142	0.06
								42,396	39,576	0.18
Marine
Armada Parent, Inc.	(4)(7)(10)	L +	5.75%	10.13%	10/29/2027		233,972	229,683	226,879	1.00
Media
Clear Channel Outdoor Holdings, Inc.	(6)(8)	L +	3.50%	7.91%	8/21/2026		33,680	32,906	30,754	0.14
Digital Media Solutions, LLC	(4)(6)(10)	L +	5.00%	9.73%	5/25/2026		29,518	29,015	25,238	0.11
McGraw-Hill Education, Inc.	(9)	L +	4.75%	8.32%	7/28/2028		28,501	28,269	26,907	0.12
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026		47,479	47,370	38,787	0.17
Terrier Media Buyer, Inc.	(8)	L +	3.50%	8.23%	12/17/2026		1,955	1,963	1,836	0.01
Trader Corp.	(4)(6)(7)(10)	C +	5.75%	10.40%	12/22/2029	CAD	110,510	79,009	79,416	0.35
Univision Communications, Inc.	(10)	L +	3.25%	7.63%	3/15/2026		20,074	19,952	19,798	0.09
								238,484	222,736	0.99
Metals & Mining
American Rock Salt Company, LLC	(10)	L +	4.00%	8.38%	6/9/2028		19,684	19,672	18,577	0.08
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	8.41%	3/16/2027		45,105	44,859	43,962	0.19
								64,531	62,539	0.27
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		30,190	29,569	29,737	0.13
Freeport LNG Investments, LLLP	(9)	L +	3.50%	7.74%	12/21/2028		55,586	55,399	52,984	0.23
KKR Alberta Midsteam Finance Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		16,424	16,087	16,178	0.07
								101,055	98,899	0.43
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	L +	5.50%	9.36%	11/12/2027		40,166	39,406	39,080	0.17
Profile Products, LLC	(4)(10)	C +	5.50%	10.14	11/12/2027		23,595	23,211	23,064	0.10
								62,617	62,144	0.27
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	8.56%	10/27/2028	EUR	60,136	57,958	63,092	0.28
Padagis, LLC	(6)(9)	L +	4.75%	8.49%	7/6/2028		29,371	29,331	26,189	0.12
Rhea Parent, Inc.	(4)(5)(10)	SOFR +	5.75%	10.33%	2/18/2029		205,468	201,868	202,899	0.89
Sharp Midco, LLC	(4)(9)	L +	4.00%	8.73%	12/31/2028		5,283	5,271	5,032	0.02
								294,428	297,212	1.31

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	9.67%	3/1/2028		$154,467	$153,315	$154,467	0.68%
ALKU, LLC	(4)(10)	SOFR +	5.00%	9.42%	3/1/2028		78,607	77,850	78,607	0.35
APFS Staffing Holdings, Inc.	(4)(7)(9)	SOFR +	4.00%	8.09%	12/29/2028		3,275	3,065	2,529	0.01
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028		64,131	63,860	61,432	0.27
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	9.54%	12/11/2028		3,600	3,569	3,578	0.02
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	10.30%	3/2/2028	GBP	40,700	55,179	49,379	0.22
CFGI Holdings, LLC	(4)(7)(10)	L +	5.00%	9.39%	11/2/2027		22,918	22,044	22,291	0.10
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.75%	9.80%	5/18/2029		2,944	2,930	2,798	0.01
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	10.83%	5/18/2029		42,743	42,387	41,888	0.18
Claims Automation Intermediate 2, LLC	(4)(7)(10)	L +	4.75%	8.76%	12/16/2027		45,500	44,182	43,449	0.19
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	9.98%	8/26/2027		150,490	147,773	146,988	0.65
CoreLogic, Inc.	(9)	L +	3.50%	7.94%	6/2/2028		41,138	40,876	34,466	0.15
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	8.92%	11/16/2027		1,600	1,561	1,561	0.01
Cumming Group, Inc.	(4)(7)(11)	L +	5.25%	8.92%	5/26/2027		171,367	168,531	165,889	0.73
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027		86,146	85,708	80,668	0.36
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.08%	4/14/2028		65,997	65,126	64,430	0.28
Emerald US, Inc.	(6)(8)	L +	3.25%	7.98%	7/12/2028		3,889	3,886	3,874	0.02
Galaxy US Opco, Inc.	(6)(9)	SOFR +	4.75%	9.07%	4/29/2029		12,326	12,046	11,185	0.05
Guidehouse, Inc.	(4)(5)(10)	L +	6.25%	10.32%	10/16/2028		49,874	48,441	48,877	0.22
Guidehouse, Inc.	(4)(5)(10)	L +	6.25%	10.63%	10/16/2028		1,147,802	1,138,302	1,124,846	4.96
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027		107,511	105,846	106,284	0.47
IG Investments Holdings, LLC	(4)(5)(7)(10)	L +	6.00%	10.39%	9/22/2028		466,344	458,429	463,878	2.04
Inmar, Inc.	(11)	L +	4.00%	8.73%	5/1/2024		39,981	39,814	36,493	0.16
Kaufman Hall & Associates, LLC	(4)(10)	L +	5.25%	9.63%	12/14/2028		97,255	95,601	96,526	0.43
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.26%	2/25/2028		93,094	91,039	91,631	0.40
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	9.58%	9/14/2029		778,402	759,603	767,644	3.38
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.68%	8/19/2027		264,920	260,943	256,724	1.13
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.17%	3/27/2026		281,425	274,304	269,816	1.19
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025		4,207	4,175	4,159	0.02
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029		36,173	34,805	34,763	0.15
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.08%	5/18/2029		44,888	44,066	42,138	0.19
Sherlock Buyer Corp.	(4)(7)(10)	L +	5.75%	10.48%	12/8/2028		6,488	6,210	6,060	0.03
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	8.73%	6/18/2029		34,466	33,046	33,518	0.15
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.18%	6/29/2027		44,320	43,315	43,548	0.19
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.99%	12/21/2028		389,123	381,440	380,183	1.68
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.69%	6/1/2029		146,370	143,164	144,011	0.63
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025		22,103	22,056	21,466	0.09

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
West Monroe Partners, LLC	(4)(7)(10)	L +	5.50%	9.84%	11/8/2028		$729,914	$716,495	$711,312	3.14%
								5,694,982	5,653,356	24.93
Real Estate Management & Development
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	12/16/2025	GBP	20,000	28,031	21,121	0.09
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028		70,324	69,012	70,324	0.31
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	7/25/2029		15,205	14,849	15,205	0.07
								111,892	106,650	0.47
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028		628	404	429	0.00
Software
2U, Inc.	(6)(10)	L +	5.75%	10.16%	12/30/2024		7,960	7,880	7,666	0.03
Anaplan, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	10.82%	6/21/2029		532,311	521,322	520,601	2.29
Apex Group Treasury, LLC	(6)(9)	L +	3.75%	8.26%	7/27/2028		19,608	19,584	18,775	0.08
Apttus Corp.	(10)	L +	4.25%	8.66%	5/8/2028		11,717	11,696	11,014	0.05
Armstrong Bidco Limited	(4)(6)(7)(8)	S +	5.75%	8.68%	6/28/2029	GBP	127,438	150,291	159,339	0.70
Armstrong Bidco Limited	(4)(6)(8)	S +	5.75%	8.68%	6/28/2029	GBP	314,735	374,547	360,861	1.59
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	8.00%	10/19/2028		23,077	22,519	22,442	0.10
AxiomSL Group, Inc.	(4)(7)(11)	L +	5.75%	10.13%	12/3/2027		78,219	76,887	77,322	0.34
Barracuda Networks, Inc.	(9)	SOFR +	4.50%	8.59%	8/15/2029		32,103	31,056	31,015	0.14
Project Boost Purchaser, LLC	(4)(7)(10)	SOFR +	5.25%	9.68%	5/2/2029		44,993	44,498	44,698	0.20
BlueCat Networks USA, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.46%	8/8/2028		69,864	68,344	68,246	0.30
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025		14,886	14,828	14,287	0.06
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028		57,082	56,256	54,005	0.24
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.17%	2/24/2028		15,246	14,783	14,706	0.06
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029		258,821	251,334	245,348	1.08
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.14%	7/14/2027		110,695	108,529	107,828	0.48
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028		28,620	28,541	27,260	0.12
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.13%	10/16/2028		27,418	27,320	24,607	0.11
Delta Topco, Inc.	(10)	SOFR +	3.75%	8.15%	12/1/2027		35,059	35,021	32,500	0.14
Diligent Corporation	(4)(11)	L +	5.75%	10.13%	8/4/2025		88,425	87,687	85,772	0.38
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029		472,150	462,759	453,786	2.00
DTI Holdco, Inc.	(7)(10)	SOFR +	4.75%	8.84%	4/26/2029		53,078	51,741	48,874	0.22
ECI Macola Max Holding, LLC	(6)(10)	L +	3.75%	8.48%	11/9/2027		12,010	12,033	11,560	0.05
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027		5,983	6,003	5,758	0.03
Episerver, Inc.	(4)(5)(7)(11)	L +	5.25%	9.98%	4/9/2026		25,101	24,739	23,340	0.10
Experity, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	2/24/2028		135,023	132,608	132,054	0.58
Forterro UK Ltd.	(4)(6)(7)(8)	E +	5.50%	6.70%	7/9/2029	EUR	42,187	41,136	44,292	0.20

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Forterro UK Ltd.	(4)(6)(8)	L +	5.50%	6.45%	7/9/2029	CHF	10,674	$10,698	$11,192	0.05%
Forterro UK Ltd.	(4)(6)(8)	ST +	5.50%	7.17%	7/9/2029	SEK	112,563	10,422	10,478	0.05
GI Consilio Parent, LLC	(7)(9)	L +	4.00%	8.38%	5/12/2028		$45,327	44,499	42,475	0.19
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	9.73%	3/9/2029		440,154	432,145	429,670	1.89
GovernmentJobs.com, Inc.	(4)(7)(10)	L +	5.50%	9.88%	12/1/2028		144,871	141,696	140,952	0.62
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.43%	4/27/2027		19,874	19,569	19,547	0.09
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027		5,875	5,901	5,654	0.02
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026		48,835	48,815	44,159	0.19
Hyland Software, Inc.	(10)	L +	3.50%	7.88%	7/1/2024		9,851	9,857	9,739	0.04
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028		55,721	55,589	52,691	0.23
Imperva, Inc.	(11)	L +	4.00%	8.59%	1/12/2026		19,119	19,184	15,716	0.07
ION Trading Finance Ltd.	(6)(8)	L +	4.75%	9.48%	4/3/2028		28,045	28,067	26,673	0.12
Ivanti Software, Inc.	(10)	L +	4.00%	8.73%	12/1/2027		5,128	5,117	4,061	0.02
Ivanti Software, Inc.	(10)	L +	4.25%	9.01%	12/1/2027		36,390	36,142	28,979	0.13
Kaseya, Inc.	(4)(7)(10)	SOFR +	5.75%	10.33%	6/25/2029		733,231	718,045	724,967	3.20
LD Lower Holdings, Inc.	(4)(7)(11)	L +	6.50%	11.23%	2/8/2026		117,777	116,281	116,011	0.51
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	9.73%	5/9/2026		37,810	37,005	36,487	0.16
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	9.18%	5/18/2029	GBP	103,153	125,918	122,440	0.54
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.17%	5/18/2029		967,749	943,201	950,755	4.19
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	L +	3.75%	8.16%	7/31/2028		85,175	84,168	82,084	0.36
Medallia, Inc.	(4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028		992,925	976,148	973,067	4.29
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029		11,854	11,800	11,135	0.05
Mitratech Holdings, Inc.	(5)(10)	L +	3.75%	8.16%	5/18/2028		16,831	16,766	15,996	0.07
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.67%	12/1/2027		14,767	14,057	14,014	0.06
MRI Software, LLC	(5)(7)(11)	L +	5.50%	10.23%	2/10/2026		18,567	18,537	17,581	0.08
Neogames Connect SARL	(4)(6)(8)	E +	6.25%	8.45%	5/30/2028	EUR	100,400	101,799	104,131	0.46
Nintex Topco Limited	(4)(6)(10)	L +	6.00%	10.73%	11/13/2028		681,511	670,072	637,213	2.81
NortonLifeLock, Inc.	(6)(9)	SOFR +	2.00%	6.42%	9/12/2029		12,000	11,942	11,823	0.05
Onex AP Merger Sub, LLC	(4)(7)(10)	SOFR +	5.75%	9.74%	4/4/2028		21,687	21,307	21,188	0.09
Paya Holdings III, LLC	(4)(5)(6)(7)(10)	L +	3.25%	7.63%	6/25/2028		9,381	9,247	9,021	0.04
Perforce Software, Inc.	(8)	L +	3.75%	8.13%	7/1/2026		15,455	15,441	14,443	0.06
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024		14,275	14,291	13,961	0.06
Project Leopard Holdings, Inc.	(7)(9)	SOFR +	5.25%	9.80%	7/20/2029		145,740	138,104	131,807	0.58
Proofpoint, Inc.	(5)(9)	L +	3.25%	7.98%	8/31/2028		904	874	872	0.00
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	8.49%	2/1/2029		27,881	27,655	21,634	0.10
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	8.78%	7/19/2028		115,925	113,139	112,920	0.50

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028		$21,393	$21,320	$20,387	0.09%
Relativity ODA, LLC	(4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027		1,165	1,075	1,073	0.00
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025		10,838	10,843	10,446	0.05
Rocket Software, Inc.	(9)	L +	4.25%	8.63%	11/28/2025		3,968	3,854	3,832	0.02
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	8.32%	8/14/2026		16,684	16,709	16,253	0.07
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.25%	10.58%	8/16/2029		384,906	376,984	376,526	1.66
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027		6,957	6,878	6,731	0.03
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028		5,665	5,675	5,233	0.02
Spitfire Parent, Inc.	(4)(5)(11)	E +	6.00%	7.86%	3/11/2027	EUR	19,256	22,936	20,140	0.09
Spitfire Parent, Inc.	(4)(7)(11)	SOFR +	6.00%	9.28%	3/11/2027		113,685	112,419	111,356	0.49
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		10,047	9,877	9,796	0.04
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		854,257	840,199	832,901	3.67
Surf Holdings, LLC	(6)(8)	L +	3.50%	8.23%	3/5/2027		12,018	12,013	11,683	0.05
Symphony Technology Group	(5)(6)(10)	L +	4.75%	9.17%	7/27/2028		66,060	65,486	56,874	0.25
Symphony Technology Group	(5)(6)(9)	SOFR +	3.75%	7.97%	3/1/2029		30,178	29,921	28,173	0.12
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.32%	2/18/2027		3,920	3,940	3,731	0.02
The NPD Group L.P.	(4)(10)	SOFR +	6.25%	10.43% (incl. 2.75% PIK)	12/1/2028		886,351	869,959	868,624	3.83
The NPD Group L.P.	(4)(7)(10)	L +	5.75%	10.13%	12/1/2028		701,481	686,473	693,543	3.06
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026		20,018	19,963	19,092	0.08
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	9.61%	5/5/2028		75,913	74,564	74,219	0.33
Virgin Pulse, Inc.	(10)	L +	4.00%	8.38%	4/6/2028		42,021	41,704	35,823	0.16
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028		46,070	45,944	38,272	0.17
Zendesk Inc	(4)(7)(10)	SOFR +	6.50%	11.04%	11/22/2028		912,838	887,862	889,508	3.92
								11,904,038	11,767,708	51.86
Specialty Retail
CustomInk, LLC	(4)(11)	L +	6.18%	7.18%	5/3/2026		36,866	36,379	36,866	0.16
EG America, LLC	(6)(9)	L +	4.25%	8.98%	3/31/2026		18,398	18,309	17,282	0.08
EG Dutch Finco BV	(6)(8)	L +	4.00%	9.15%	2/7/2025		35,152	34,947	33,285	0.15
Petco Health and Wellness Comp	(10)	SOFR +	3.25%	7.83%	3/3/2028		192	191	187	0.00
Runner Buyer, Inc.	(4)(10)	L +	5.50%	10.23%	10/20/2028		77,415	76,021	54,965	0.24
								165,847	142,585	0.63
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.17%	2/28/2026		45,893	45,960	44,057	0.19

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Textiles, Apparel & Luxury Goods
Mad Engine Global, LLC	(11)	L +	7.00%	11.73%	7/15/2027		$26,156	$25,655	$21,644	0.10%
S&S Holdings, LLC	(9)	L +	5.00%	9.29%	3/11/2028		6,429	6,319	5,877	0.03
								31,974	27,521	0.13
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	L +	3.25%	7.66%	1/31/2028		34,242	33,782	32,504	0.14
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028		21,955	21,803	20,336	0.09
LBM Acquisition, LLC	(10)	L +	3.75%	7.12%	12/17/2027		55,472	55,153	48,339	0.21
Park River Holdings, Inc.	(10)	L +	3.25%	6.99%	12/28/2027		71,062	69,778	62,445	0.28
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.48%	4/1/2027		82,828	80,883	82,190	0.36
Specialty Building Products Holdings, LLC	(9)	L +	3.25%	7.64%	10/15/2028		30,036	29,981	27,145	0.12
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.92%	6/2/2028		52,570	52,335	50,382	0.22
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	9.99%	10/17/2025		35,410	34,763	30,231	0.13
								378,478	353,572	1.55
Transportation Infrastructure
AIT Worldwide Logistics Holdings, Inc.	(10)	L +	4.75%	8.49%	4/6/2028		20,870	20,530	19,233	0.08
Capstone Logistics, LLC	(4)(11)	L +	4.75%	9.13%	11/12/2027		22,232	22,292	21,398	0.09
Enstructure LLC	(4)(7)(9)	SOFR +	5.50%	9.92%	5/25/2029		79,972	77,907	78,961	0.35
FFML Holdco Ltd	(4)(6)(8)	B +	6.25%	7.00%	11/30/2028	NZD 39,278		23,664	24,096	0.11
First Student Bidco, Inc.	(9)	L +	3.00%	7.73%	7/21/2028		12,569	12,491	11,399	0.05
Frontline Road Safety, LLC	(4)(10)	L +	5.75%	6.68%	5/3/2027		170,595	168,204	160,359	0.71
Helix TS, LLC	(4)(7)(10)	L +	5.75%	10.16%	8/4/2027		156,854	154,791	156,062	0.69
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	236,429	242,728	244,571	1.08
Liquid Tech Solutions Holdings, LLC	(4)(10)	L +	4.75%	8.92%	3/20/2028		19,094	19,021	18,235	0.08
Roadsafe Holdings, Inc.	(4)(7)(11)	L +	5.75%	10.87%	10/19/2027		142,790	140,438	140,831	0.62
Safety Borrower Holdings LP	(4)(5)(7)(11)	L +	5.25%	10.46%	9/1/2027		45,784	45,434	45,334	0.20
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.25%	9.95%	9/24/2027		169,256	166,058	166,682	0.73
TRP Infrastructure Services, LLC	(4)(7)(11)	L +	5.50%	10.08%	7/9/2027		72,961	71,763	67,722	0.30
								1,165,321	1,154,883	5.09
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027		24,976	24,947	23,926	0.11
Total First Lien Debt								44,461,300	43,710,812	192.69

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(5)(10)	L +	7.63%	12.36%	5/25/2029		$44,520	$43,986	$40,068	0.18%
Peraton Corp.	(10)	L +	7.75%	12.09%	2/1/2029		53,508	52,894	51,140	0.23
								96,880	91,208	0.41
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	7.25%	11.63%	9/1/2027		33,015	32,494	30,649	0.14
Wwex Uni Topco Holdings, LLC	(10)	L +	7.00%	11.73%	7/26/2029		33,000	32,604	27,658	0.12
								65,098	58,307	0.26
Capital Markets
The Edelman Financial Engines Center, LLC	(8)	L +	6.75%	11.13%	7/20/2026		14,000	13,899	12,659	0.06
Chemicals
Hexion Holdings Corp.	(4)(9)	SOFR +	7.44%	11.86%	3/15/2030		46,000	44,841	36,570	0.16
NIC Acquisition Corp.	(4)(10)	L +	7.75%	12.48%	12/29/2028		31,500	31,141	19,373	0.09
Pearls Netherlands Bidco	(4)(6)(9)	SOFR +	7.25%	11.34%	2/25/2030		42,453	41,408	41,392	0.18
								117,390	97,335	0.43
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.07%	3/30/2029		29,464	29,349	26,174	0.12
USIC Holdings, Inc.	(5)(10)	L +	6.50%	10.88%	5/14/2029		8,594	8,541	8,093	0.04
								37,890	34,267	0.16
Construction & Engineering
COP Home Services TopCo IV, Inc.	(4)(5)(11)	L +	8.75%	13.13%	12/29/2028		43,277	42,608	41,329	0.18
Thermostat Purchaser III, Inc.	(4)(7)(10)	L +	7.25%	11.98%	8/31/2029		32,725	32,281	31,374	0.14
								74,889	72,703	0.32
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(9)	L +	7.00%	11.38%	12/14/2029		25,000	24,781	22,859	0.10
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.	(4)(5)(9)	SOFR +	6.50%	11.23%	2/16/2030		52,500	51,565	51,188	0.23
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	3,005	2,587	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	10.93%	8/19/2029	GBP	65,340	87,423	76,820	0.34
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	L +	7.25%	7.25%	8/19/2029		25,000	24,450	24,250	0.11
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.17%	10/15/2027		6,537	6,439	6,488	0.03
								121,317	110,145	0.49
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	10.57%	12/1/2028		44,118	43,725	44,338	0.20
Hotels, Restaurants & Leisure
Mic Glen, LLC	(9)	L +	6.75%	11.13%	7/30/2029		19,000	18,949	17,520	0.08
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.35%	11/1/2029		24,677	24,460	21,161	0.09

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
IT Services
Dcert Buyer, Inc.	(8)	L +	7.00%	11.70%	2/19/2029	$60,975	$61,159	$55,914	0.25%
Inovalon Holdings, Inc.	(4)(5)(10)	L +	10.50%	15.20% (incl. 15.20% PIK)	11/24/2033	93,252	91,001	93,252	0.41
							152,160	149,166	0.66
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	10.91%	8/31/2029	45,977	45,210	35,862	0.16
LSCS Holdings, Inc.	(4)(9)	L +	8.00%	12.38%	12/17/2029	40,000	39,476	36,000	0.16
Phoenix Newco, Inc.	(4)(6)(9)	L +	6.50%	10.88%	11/15/2029	52,153	51,228	50,980	0.22
							135,914	122,842	0.54
Media
Houghton Mifflin, LLC	(4)(7)(9)	SOFR +	8.50%	12.82%	4/8/2030	80,500	78,678	76,034	0.34
Pharmaceuticals
Sharp Midco, LLC	(4)(5)(9)	L +	7.25%	11.98%	12/31/2029	31,500	30,811	29,925	0.13
Professional Services
Aqgen Island Holdings, Inc.	(5)(6)(9)	L +	6.50%	10.25%	8/2/2029	34,508	34,200	30,310	0.13
Celestial Saturn Parent, Inc.	(9)	L +	6.50%	10.94%	6/4/2029	134,488	133,362	96,294	0.42
Deerfield Dakota Holding, LLC	(10)	L +	6.75%	11.13%	4/7/2028	29,650	29,569	28,353	0.12
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	11.48%	6/17/2030	182,046	176,955	177,950	0.78
VT Topco, Inc.	(4)(10)	L +	6.75%	11.13%	7/31/2026	35,500	35,373	34,080	0.15
							409,459	366,987	1.60
Software
Apex Group Treasury, LLC	(4)(6)(9)	L +	6.75%	11.48%	7/27/2029	28,153	28,179	27,097	0.12
Cloudera, Inc.	(9)	L +	6.00%	10.38%	10/8/2029	66,697	66,226	55,942	0.25
HS Purchaser, LLC	(10)	SOFR +	6.75%	10.94%	11/19/2027	71,000	71,107	56,534	0.25
Human Security, Inc.	(4)(7)(11)	SOFR +	6.75%	11.07%	7/22/2027	50,000	49,209	48,250	0.21
Idera, Inc.	(4)(10)	L +	6.75%	10.50%	3/2/2029	30,331	30,243	25,175	0.11
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	6.50%	10.91%	7/30/2029	31,950	31,584	30,832	0.14
Mitratech Holdings, Inc.	(4)(10)	L +	6.75%	11.16%	5/18/2029	18,000	17,939	16,830	0.07
Proofpoint, Inc.	(5)(9)	L +	6.25%	10.98%	8/31/2029	63,274	63,103	61,086	0.27
Symphony Technology Group	(6)(10)	L +	8.25%	12.67%	7/27/2029	91,647	90,561	72,859	0.32
Virgin Pulse, Inc.	(4)(10)	L +	7.25%	11.63%	4/6/2029	27,000	26,841	21,060	0.09
Vision Solutions, Inc.	(5)(10)	L +	7.25%	11.61%	4/23/2029	88,534	88,114	66,041	0.29
							563,106	481,706	2.12
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	L +	6.75%	11.48%	12/21/2029	14,000	13,879	12,457	0.05
Total Second Lien Debt							2,074,849	1,872,806	8.26

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.82%	10/23/2034	$3,000	$3,000	$2,631	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	L +	6.60%	10.68%	10/17/2034	7,450	7,450	6,664	0.03
Allegro CLO XI Ltd.	(4)(5)(6)(8)	L +	7.00%	11.23%	1/19/2033	3,895	3,859	3,617	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	L +	5.95%	10.19%	7/20/2034	8,500	8,500	7,536	0.03
Apidos CLO XXXIII	(5)(6)(8)	L +	6.35%	10.67%	10/24/2034	5,000	4,955	4,466	0.02
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.86%	1/25/2034	9,000	9,000	7,653	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.49%	10/20/2034	7,750	7,750	6,600	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	L +	6.75%	10.99%	10/28/2034	7,000	6,936	6,151	0.03
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.60%	10.84%	1/20/2035	7,000	6,936	5,994	0.03
Barings CLO Ltd 2021-II	(4)(6)(5)(8)	L +	6.25%	10.33%	7/15/2034	6,000	6,000	5,257	0.02
Barings CLO Ltd 2021-III	(4)(6)(5)(8)	L +	6.65%	10.84%	1/18/2035	7,200	7,200	5,935	0.03
Benefit Street Partners CLO XX	(4)(5)(6)(8)	L +	6.75%	10.83%	7/15/2034	6,500	6,500	5,758	0.03
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	L +	6.70%	10.78%	10/15/2034	3,000	2,972	2,700	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	L +	6.86%	11.22%	7/25/2034	2,750	2,686	2,437	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	7,000	6,947	6,397	0.03
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.49%	7/20/2034	7,000	7,000	6,130	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	8.73%	4/21/2034	8,750	8,667	7,993	0.04
Carval CLO V-C, LTD.	(4)(5)(6)(8)	L +	6.75%	10.83%	10/15/2034	8,000	7,926	7,037	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	L +	6.80%	10.88%	10/16/2034	8,000	8,000	7,257	0.03
CIFC Funding 2022-V, Ltd.	(4)(5)(6)(8)	L +	7.55%	10.06%	7/16/2033	10,000	9,904	9,296	0.04
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	L +	6.15%	10.87%	8/20/2034	8,000	8,000	6,899	0.03
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2031	3,750	3,754	3,404	0.02
Elmwood CLO 16, Ltd.	(4)(5)(6)(8)	L +	7.22%	11.18%	4/20/2034	6,000	5,943	5,548	0.02
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	10/20/2034	3,500	3,500	3,218	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/20/2034	4,000	4,000	3,678	0.02
Flatiron RR CLO 22, LLC	(5)(6)(8)	L +	6.20%	10.27%	10/15/2034	5,000	5,000	4,491	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	L +	6.61%	10.85%	10/20/2034	12,000	11,892	10,892	0.05
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	L +	5.95%	10.69%	10/25/2031	4,000	3,948	3,459	0.02
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	L +	7.00%	10.81%	4/15/2035	3,000	2,972	2,691	0.01
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	L +	6.15%	10.39%	10/20/2034	6,200	6,200	5,551	0.02
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.21%	4/20/2034	6,500	6,441	5,775	0.03
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	L +	6.75%	10.83%	4/15/2034	1,000	959	895	0.00
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	L +	6.33%	10.41%	7/15/2034	3,500	3,488	3,045	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	10.71%	7/15/2035	5,000	4,953	4,323	0.02
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	L +	6.95%	11.68%	1/30/2035	9,500	9,325	8,536	0.04
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	L +	6.80%	9.83%	1/22/2035	4,000	3,963	3,628	0.02
Jamestown CLO XIV, Ltd.	(5)(6)(8)	L +	7.20%	11.44%	10/20/2034	10,000	9,818	8,855	0.04

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations (continued)
Kayne CLO III, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	4/15/2032	$5,000	$5,008	$4,453	0.02%
Magnetite XXXII Ltd	(4)(5)(6)(8)	L +	6.90%	10.76%	4/15/2035	5,000	5,000	4,534	0.02
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	L +	6.75%	11.26%	10/20/2034	6,500	6,500	5,784	0.03
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	L +	6.25%	10.49%	10/20/2035	11,000	11,000	9,766	0.04
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	L +	6.50%	10.74%	10/20/2034	4,250	4,073	3,696	0.02
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	L +	6.60%	10.84%	12/2/2034	9,000	8,887	7,814	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	L +	6.50%	10.74%	7/20/2034	11,000	10,878	9,540	0.04
Octagon 66, Ltd	(4)(5)(6)(8)	SOFR +	7.80%	10.34%	8/16/2033	10,000	9,904	9,288	0.04
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	L +	7.13%	11.21%	10/15/2033	5,000	4,978	4,489	0.02
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.18%	5/21/2034	2,000	1,910	1,769	0.01
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.40%	10.31%	4/20/2035	2,500	2,500	2,190	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	L +	6.50%	11.13%	11/14/2034	12,000	12,000	10,746	0.05
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	L +	7.30%	11.25%	4/20/2035	6,000	5,831	5,358	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	L +	6.45%	10.53%	10/15/2034	6,000	6,000	5,397	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	L +	6.80%	10.71%	4/20/2035	5,000	4,977	4,426	0.02
PPM CLO 2, Ltd.	(4)(5)(6)(8)	L +	6.55%	10.63%	4/16/2032	5,000	5,008	4,098	0.02
PPM CLO 4, Ltd.	(5)(6)(8)	L +	6.50%	10.69%	10/18/2034	8,775	8,775	7,490	0.03
PPM CLO 5, Ltd.	(5)(6)(8)	L +	6.50%	10.69%	10/18/2034	4,800	4,800	3,988	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	L +	6.50%	10.58%	1/15/2035	6,750	6,750	5,779	0.03
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	L +	6.72%	11.08%	10/20/2034	4,000	3,945	3,366	0.01
RR 19, Ltd.	(5)(6)(8)	L +	6.50%	10.58%	10/15/2035	3,000	3,000	2,745	0.01
RR 20, Ltd.	(4)(5)(6)(8)	L +	7.25%	11.11%	7/15/2037	4,000	3,962	3,609	0.02
Signal Peak 7, Ltd.	(4)(5)(6)(8)	L +	6.89%	11.30%	4/30/2032	3,875	3,844	3,556	0.02
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	L +	6.56%	10.92%	10/25/2034	6,900	6,775	5,670	0.02
Symphony CLO 34-PS, Ltd.	(4)(5)(6)(8)	SOFR +	7.56%	10.14%	7/24/2034	7,000	6,932	6,264	0.03
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	L +	6.25%	10.53%	7/21/2034	8,000	8,000	7,130	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	L +	7.11%	11.35%	1/20/2034	2,875	2,851	2,624	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	L +	7.06%	11.14%	7/15/2034	6,250	6,195	5,679	0.03
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	L +	6.70%	10.78%	1/15/2035	8,250	8,098	7,205	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	L +	6.40%	10.63%	7/19/2034	5,000	4,908	4,419	0.02
Total Structured Finance Obligations							409,633	365,269	1.61
Unsecured Debt
Health Care Technology
Athenahealth, Inc.	(8)		6.50%	6.50%	2/15/2030	3,297	3,297	2,436	0.01
Software
Condor Merger Sub, Inc.	(6)(8)		7.38%	7.38%	2/15/2030	14,286	14,286	11,512	0.05
Total Unsecured Debt							17,583	13,948	0.06

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)				2,890,586	$4,336	$6,446	0.03%
Micross Topco, Inc.	(4)				116	125	116	0.00
						4,461	6,562	0.03
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				1,674	1,674	1,345	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)				1,076,923	1,077	2,100	0.01
						2,751	3,445	0.02
Distributors
Box Co-Invest Blocker, LLC	(4)				3,308,320	3,308	2,944	0.01
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		29,194,330	28,734	35,317	0.16
Deneb Ultimate Topco, LLC - Class A Units	(4)				4,060	4,060	3,208	0.01
						32,794	38,525	0.17
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	10,915	9,815	0.04
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	1,414	0.01
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	304	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,109	0.01
						15,636	13,642	0.06
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,912	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	11,870	12,482	0.06
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	44,133	0.19
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	3,552	0.02
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	1,913	0.01
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	21,276	0.09
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,806	0.01
						88,135	91,202	0.40

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				988,290	$988	$109	0.00%
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				4,941,452	4,941	4,497	0.02
						5,929	4,606	0.02
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	1,300	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	25,687	0.11
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		54,010	52,935	58,195	0.26
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	8,190	0.04
Tricor Horizon, LP	(4)(6)				14,151,361	14,151	14,151	0.06
Victors CCC Topco, LP	(4)				9,600,000	9,600	12,000	0.05
						83,186	92,536	0.41
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	769	0.00
Expedition Holdco, LLC - Class A Units	(4)				810,810	810	585	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	49,388	0.22
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		45,090	43,963	47,908	0.21
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	30,672	0.14
Mimecast Limited	(4)				73,213,759	73,214	71,705	0.32
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.05
Zoro Series A Preferred Shares	(4)		12.50%		44,535	43,199	43,199	0.19
						253,320	256,185	1.13
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	33,725	32,355	0.14
Enstructure LLC	(4)				3,783,785	2,806	2,951	0.01
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	4,086	0.02
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,417	0.01
						43,825	40,809	0.18
Total Equity						565,185	580,355	2.56
Total Investments - non-controlled/non-affiliated						47,528,550	46,543,190	205.17

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (16)	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/affiliated
Equity
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(6)(15)					$719	$2,813	0.01%
Total Equity Investments						719	2,813	0.01
Total Investments - non-controlled/affiliated						719	2,813	0.01
Investments - controlled/affiliated
Equity
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(5)(6)(15)					171,900	172,330	0.76
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(6)(15)					1,421	1,881	0.01
Total Equity						173,321	174,211	0.77
Total Investments - controlled/affiliated						173,321	174,211	0.77
Investments in Joint Ventures
BCRED Emerald JV LP	(6)					2,115,000	2,072,717	9.14
BCRED Verdelite JV LP	(6)					117,706	115,677	0.51
Total Investments in Joint Ventures						2,232,706	2,188,394	9.65
Total Investment Portfolio						49,935,296	48,908,608	215.60
Cash and Cash Equivalents
Other Cash and Cash Equivalents						1,351,901	1,351,901	5.96
Total Portfolio Investments, Cash and Cash Equivalents						$51,287,197	$50,260,509	221.56%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”),or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets represented 22.9% of total assets as calculated in accordance with regulatory requirements.
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

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$32,949	$(2,990)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	48,834	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	19,119	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	3,902	(78)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	2,467	—
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	4/14/2024	8,400	(63)
Advancing Eyecare Center, Inc.	Delayed Draw Term Loan	6/13/2029	4,620	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	34,698	(347)
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/31/2028	2,296	(444)
Amerilife Holdings, LLC	Revolver	8/31/2028	48,715	(487)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	25,775	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(460)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	50,929	—
Anaplan, Inc.	Revolver	6/21/2028	53,206	(6,182)
Kwor Acquisition Inc	Delayed Draw Term Loan	12/22/2028	5,137	(180)
Kwor Acquisition Inc	Revolver	12/22/2027	12,195	(427)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(743)
Armstrong Bidco Limited	Delayed Draw Term Loan	6/28/2029	46,123	—
Ascend Buyer, LLC	Revolver	9/30/2027	7,760	(78)
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	4,449	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(2,795)
Atlas CC Acquisition Corp.	Revolver	5/26/2026	1,646	—
Avalara Inc	Revolver	10/19/2028	2,308	(58)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	5,478	(55)
AxiomSL Group, Inc.	Revolver	12/3/2025	5,983	(60)
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	14,050	—
Bazaarvoice, Inc.	Revolver	5/7/2026	42,994	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	5,543	(28)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	8,496	—
Benefytt Technologies, Inc	Delayed Draw Term Loan	8/12/2023	3,573	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	11,024	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	12,159	(122)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	59,019	(590)
Caerus US 1, Inc.	Revolver	5/25/2029	37,839	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	12,551	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	6,398	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,584	—
Caramel Bidco Limited	Delayed Draw Term Loan	2/24/2024	19,552	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	67,275	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	2/11/2028	52,130	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	11/30/2028	16,304	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	22,800	(228)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	(87)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	$10,809	$(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(127)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(326)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	32,700	(327)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	11,176	(120)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	70,006	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	14,445	(144)
Cumming Group, Inc.	Revolver	5/26/2027	22,143	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	10,046	(151)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	661	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	120,227	—
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(1,839)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,221	—
Donuts, Inc.	Delayed Draw Term Loan	5/14/2023	128,295	—
DTI Holdco, Inc.	Revolver	4/26/2027	6,800	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	12,360	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	56,100	(561)
Engineered Stone Group Holdings III Ltd.	Delayed Draw Term Loan	4/23/2028	23,817	—
Enstructure LLC	Delayed Draw Term Loan	5/25/2029	18,743	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	28,642	(3,270)
Episerver, Inc.	Revolver	4/9/2026	3,833	(172)
Episerver, Inc.	Delayed Draw Term Loan	4/9/2026	10,185	(458)
Excelitas Technologies Corp.	Revolver	8/14/2028	6,405	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	29,560	(296)
Experity, Inc.	Revolver	2/24/2028	13,452	(269)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	17,829	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	5,606	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	11,352	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(475)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	2,364	(24)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	18,000	—
GI Consilio Parent, LLC	Revolver	2/10/2026	6,300	(521)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,720	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(580)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	3,503	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	100,000	(1,125)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	19,764	(395)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	62,600	(626)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	8,571	(86)
GraphPAD Software, LLC	Revolver	4/27/2027	2,832	(42)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	6,300	(79)
Gruden Acquisition, Inc.	Revolver	7/1/2026	9,000	(113)
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	767	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	4,997	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	10,171	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	$47,320	$—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(1,448)
Human Security, Inc.	Delayed Draw Term Loan	7/22/2027	50,000	—
IG Investments Holdings, LLC	Revolver	9/22/2027	26,897	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	17,863	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	806	(12)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	795	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	62,909	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	33	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(2,162)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	44,474	(445)
Kaseya, Inc.	Revolver	6/25/2029	48,746	(487)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	8,979	(67)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	9,964	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Legacy Intermediate, LLC	Revolver	2/25/2028	17,242	(172)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	36,000	(360)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	44,775	(448)
Loar Group Inc	Delayed Draw Term Loan	9/29/2023	100,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	3,142	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	186,262	(1,863)
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	—
Material Holdings, LLC	Revolver	8/17/2027	8,266	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	16,215	—
Metis Buyer, Inc.	Revolver	5/4/2026	9,000	(672)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	691	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	38,468	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	55,097	—
Mozart Borrower LP	Revolver	10/21/2026	17,850	(1,413)
MRI Software, LLC	Revolver	2/10/2026	673	(24)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2026	7,969	—
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	91,734	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	1,657	(193)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	26,585	—
Onex AP Merger Sub, LLC	Revolver	4/4/2028	3,261	(65)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	57,531	—
Paya Holdings III, LLC	Revolver	6/16/2028	3,375	(173)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	357	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	(155)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	6,274	(125)
Plasma Buyer, LLC	Revolver	5/12/2028	14,467	(651)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	38,448	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	1,700	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Polyphase Elevator Holding Co.	Delayed Draw Term Loan	12/21/2027	$54,535	$—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	21,722	(638)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	7,234	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	14,978	(150)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	7,842	—
Profile Products, LLC	Revolver	11/12/2027	9,363	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	13,035	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	6,490	—
Rally Buyer, Inc.	Revolver	7/19/2028	17,745	(355)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	33,121	(331)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	47,832	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2,448	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Relay Purchaser, LLC	Revolver	8/30/2026	28,571	(286)
Riser Merger Sub, Inc.	Revolver	8/1/2028	24,351	(487)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	8/1/2028	48,701	(487)
RoadOne Inc	Revolver	12/30/2028	226	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	255	(4)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	53,130	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	53,013	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	58,064	(581)
Safety Borrower Holdings LP	Revolver	9/1/2027	3,356	(34)
Sailpoint Technologies, Inc.	Revolver	8/15/2028	34,083	(682)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	28,800	—
Sam Holding Co, Inc.	Revolver	3/24/2027	22,000	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	5,808	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	7,575	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	92,773	—
Smile Doctors, LLC	Revolver	12/23/2027	26,601	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	51,214	(768)
SpecialtyCare, Inc.	Revolver	6/18/2026	2,611	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	6,544	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	5,533	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	26,734	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	6,300	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	300	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	339,176	—
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	16,410	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	56,115	(1,683)
The NPD Group L.P.	Revolver	12/1/2027	92,321	—
Thermostat Purchaser III, Inc.	Delayed Draw Term Loan	8/31/2028	6,692	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(305)
Thermostat Purchaser III, Inc. (2nd Lien)	Delayed Draw Term Loan	8/31/2023	5,600	(42)
Trader Corp.	Revolver	12/22/2028	6,858	(114)
Trident TPI Holdings, Inc.	Delayed Draw Term Loan	9/15/2028	498	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	$20,128	$—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	(128)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	13,187	(132)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	4,047	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	32,608	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
United Mutual Acquisition Holdings, LLC	Revolver	7/15/2028	11,175	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	14,559	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(129)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	(311)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	(584)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	712	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	188,572	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(354)
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	3/1/2028	909	(18)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	8,272	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	19,482	—
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Total First and Second Lien Debt Unfunded Commitments			$6,343,101	$(63,045)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2022 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2022 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2022 was 2.00%.
(15)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Net change in Unrealized Gains (Losses)	Fair value as of December 31, 2022	Dividend and Interest Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$1,614	$136	$—	$1,062	$2,813	$—
Controlled/Affiliated Investments
Specialty Lending Company LLC	212,400	—	(40,500)	430	172,330	12,159
BCRED Emerald JV LP	—	2,115,000	—	(42,283)	2,072,717	100,293
BCRED Verdelite JV LP	—	117,706	—	(2,029)	115,677	—
GSO DL Co-Invest CI LP	1,809	—	—	72	1,881	—
Total	$215,823	$2,232,842	$(40,500)	$(42,748)	$2,365,418	$112,452
(16)As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), New Zealand Dollar (NZD), Danish Krone (DKK), Swedish Krona (SEK) and Norwegian Krone (NOK).
(17)Loan was on non-accrual status as of December 31, 2022.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	25,374	CAD	34,625	1/17/2023	$(213)
Goldman Sachs Bank USA	USD	78,088	DKK	546,731	3/14/2023	(998)
Goldman Sachs Bank USA	USD	61,787	EUR	58,713	3/14/2023	1,329
Goldman Sachs Bank USA	USD	58,713	NOK	584,117	3/13/2023	(829)
Goldman Sachs Bank USA	USD	61,787	NOK	584,117	3/14/2023	2,241
Goldman Sachs Bank USA	USD	10,698	SEK	109,749	3/13/2023	121
Goldman Sachs Bank USA	USD	23,113	SEK	237,106	3/14/2023	261

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024		$435,000	$(18,778)	$1,796	$(18,778)
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024		365,000	(17,499)	(545)	(17,458)
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024		500,000	(25,362)	1,822	(25,224)
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025		500,000	(26,589)	923	(26,338)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(34,657)	2,387	(34,486)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(34,352)	2,370	(34,534)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		400,000	(17,978)	—	(17,832)
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		500,000	(22,494)	—	(22,282)
Goldman Sachs Bank USA	April 2026 UK Bonds	4.87%	SOFR + 2.78%	4/14/2026	GBP	250,000	(19,940)	—	(19,889)
Goldman Sachs Bank USA	May 2027 Notes	5.61%	SOFR + 3.00%	5/3/2027		625,000	(26,135)	—	(22,217)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/27/2025		600,000	(2,165)	—	(2,165)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.72%	10/11/2027		350,000	(1,418)	—	(1,418)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025		200,000	(796)	—	(796)
Total Interest Rate Swaps							$(248,163)	$8,753	$(243,417)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). The Company expects that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
The Company offers on a continuous basis up to $36.5 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company offers to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its Common Shares.
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
The year ended December 31, 2021, represents the period from January 7, 2021 (commencement of operations) to December 31, 2021.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The annual consolidated financial statements have been prepared in accordance with GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included.
All intercompany balances and transactions have been eliminated.
Certain prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
As of December 31, 2023, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.
The Company does not consolidate its equity investment in Specialty Lending Company LLC (“SLC”). For further description of the Company’s investment in SLC, see Note 3 “Fees, Expenses, Agreements and Related Party Transactions”.
The Company does not consolidate its investments in the BCRED Emerald JV LP (“Emerald JV”) or BCRED Verdelite JV LP (“Verdelite JV”) joint ventures. For further description of the Company’s joint ventures, see “Note 11. Joint Ventures”.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within Net realized gain (loss) on the Consolidated Statements of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
Valuation of Investments
The Company is required to report its investments, including those for which current market values are not readily available, at fair value.
The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers.
Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired. The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company.
If debt investments are credit-impaired, which occurs when there is insufficient coverage under the enterprise value analysis through the respective investment’s position in the capital structure, the Adviser generally uses the enterprise value “waterfall” approach or a recovery method (if a liquidation or restructuring is deemed likely) to determine fair value. For debt investments that are not determined to be credit-impaired, the Adviser generally uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.
ASC 820 prioritizes the use of observable market prices derived from such prices. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates.”
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its Consolidated Statements of Assets and Liabilities as Derivative assets at fair value and Derivative liabilities at fair value, respectively.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated debt issued by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in net realized gains (losses) and net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations. Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as a Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in net realized gains (losses) and net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The Company has elected to not offset derivative assets and derivative liabilities in its Consolidated Statements of Assets and Liabilities including for the cash collateral, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
Forward Purchase Agreement
The Company was party to a forward purchase agreement (the “Facility Agreement”, defined in Note 8) whereby it is obligated to purchase certain assets that were acquired by the Financing Provider, subject to certain contingencies.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in foreign currency and other transactions in the Consolidated Statements of Operations, if any.
Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2023, 2022, and 2021 the Company recorded $19.1 million, $3.3 million and $8.0 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Dividend Income
Dividend income on preferred equity securities and on the Company's equity interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
For further information regarding the non-accrual status of investments, refer to “Note 4. Investments”.
Organization Expenses and Offering Expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of the Company’s shares are capitalized as Deferred offering costs in the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
For the years ended December 31, 2023 and 2022, the Company incurred $32.8 million and $1.0 million, respectively, of U.S. federal excise tax.
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.
Distributions
Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. There has been no material impact of these standards on the Company’s financial position, results of operations or cash flows.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
On August 2, 2022, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), which was approved by the Board, including a majority of the Independent Trustees. The Amended and Restated Investment Advisory Agreement altered the Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines would no longer apply if the Company’s shares become “covered securities” within the meaning of Section 18 of the Securities Act of 1933, as amended, and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Investment Advisory Agreement.
The Investment Advisory Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was most recently renewed and approved by the Board, including majority of the Independent Trustees, on May 2, 2023 for a one-year period ending on May 31, 2024.
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
Base Management Fees
The management fee is payable monthly and is settled and paid quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The management fee calculation will be prorated for any partial months, including the first calendar month in which the Company commenced operations.
For the years ended December 31, 2023, 2022 and 2021 base management fees were $316.2 million, $259.9 million and $74.6 million respectively, of which $0.0 million, $0.0 million and $18.2 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, $87.3 million and $73.4 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below.
(i) Income based incentive fees
The first part of the Company’s incentive fee is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under an administration agreement entered into between the Company and the Administrator (“Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
excluded from Pre-Incentive Fee Net Investment Income Returns. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
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
(ii) Capital gains incentive fees
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
For the years ended December 31, 2023, 2022 and 2021, the Company accrued income based incentive fees of $446.9 million, $288.9 million and $71.5 million, respectively, of which $0.0 million, $0.0 million and $14.9 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, there was $122.9 million and $94.1 million, respectively, payable to the Adviser for income based incentive fees.
For the years ended December 31, 2023 and 2021 the Company accrued capital gains incentive fees of $0.0 million, and $15.1 million, respectively. For the year ended December 31, 2022 the Company reversed previously accrued capital gains incentive fee of $(15.1) million.
Administration Agreement
On October 5, 2020, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
Unless earlier terminated as described below, the Administration Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Administration Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 2, 2023 for a one-year period.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $6.7 million, $5.8 million and $2.1 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $2.3 million and $1.9 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities, respectively.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
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
The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons,” as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.
Distribution and Servicing Plan
On October 5, 2020, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%
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
For the year ended December 31, 2023, the Company accrued distribution and shareholder servicing fees of $68.9 million and $1.1 million which were attributable to Class S and Class D shares, respectively.
For the year ended December 31, 2022, the Company accrued distribution and shareholder servicing fees of $50.4 million and $2.3 million which were attributable to Class S and Class D shares, respectively.
For the year ended December 31, 2021, the Company accrued distribution and shareholder servicing fees of $11.8 million and $0.3 million which were attributable to Class S and Class D shares, respectively.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
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
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company to the Adviser are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the years ended December 31, 2023 and 2022, the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.
For the period from the Company's commencement of operations to December 31, 2021, the Adviser made Expense Payments and there were Reimbursement Payments made to the Adviser as follows:

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of December 31, 2023 and December 31, 2022, the wholly-owned subsidiary of the Company had committed $315.0 million and $315.0 million, respectively. As of December 31, 2023 and December 31, 2022, $64.0 million and $143.1 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.
In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures.”
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$45,837,261	$45,534,013	89.7%	$44,461,300	$43,710,812	89.4%
Second lien debt	1,826,541	1,736,088	3.4	2,074,849	1,872,806	3.8
Unsecured debt	18,182	18,171	0.0	17,583	13,948	0.0
Structured finance investments	443,228	436,863	0.9	409,633	365,269	0.8
Investments in joint ventures	2,120,206	2,161,525	4.3	2,232,706	2,188,394	4.5
Equity investments (1)	776,305	857,251	1.7	739,225	757,379	1.5
Total	$51,021,723	$50,743,911	100.0%	$49,935,296	$48,908,608	100.0%

(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022
Aerospace & Defense	1.4%	1.2%
Air Freight & Logistics	2.6	2.8
Airlines	0.1	0.1
Auto Components	0.1	0.1
Beverages	0.1	0.1
Biotechnology (3)	0.0	—
Building Products	2.1	2.4
Capital Markets	0.5	0.2
Chemicals	0.2	0.4
Commercial Services & Supplies	4.0	3.7
Construction Materials	0.1	0.1
Construction & Engineering	0.7	0.7
Containers & Packaging	0.3	0.5
Distributors	1.1	0.7
Diversified Consumer Services	2.7	3.0
Diversified Financial Services(1)	2.4	2.2
Diversified Telecommunication Services	0.5	0.5
Electrical Equipment	0.5	0.9

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2023	December 31, 2022
Electronic Equipment, Instruments & Components	1.1%	1.3%
Electric Utilities	0.2	0.1
Energy Equipment & Services	0.1	0.1
Entertainment (2)(3)	0.0	0.0
Food Products (2)(3)	0.0	0.0
Ground Transportation (3)	0.0	—
Health Care Equipment & Supplies	1.6	1.5
Health Care Providers & Services	11.3	11.7
Health Care Technology	4.1	3.2
Hotels, Restaurants & Leisure	0.3	0.5
Household Durables	0.1	0.2
Industrial Conglomerates	0.9	0.9
Insurance	4.7	4.7
Interactive Media & Services (3)	0.0	0.2
Internet & Direct Marketing Retail	2.0	2.2
Investments in Joint Ventures	4.3	4.5
IT Services	4.4	4.5
Leisure Products (3)	0.0	0.2
Life Sciences Tools & Services	0.5	0.4
Machinery (3)	0.0	0.1
Marine	0.5	0.5
Media	0.5	0.6
Metals & Mining (3)	0.0	0.1
Oil, Gas & Consumable Fuels	0.1	0.2
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.9	0.7
Professional Services	11.7	12.5
Real Estate Management & Development	0.3	0.2
Road & Rail (2)	—	0.0
Software	27.3	25.6
Specialty Retail	0.2	0.3
Technology Hardware, Storage & Peripherals	0.1	0.1
Textiles, Apparel & Luxury Goods	—	0.1
Trading Companies & Distributors	0.5	0.6
Transportation Infrastructure	2.7	2.4
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%

(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of December 31, 2022.
(3)Amount rounds to less than 0.1% as of December 31, 2023.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,398,837	$45,129,324	88.9%	158.2%
Europe	4,489,832	4,500,069	8.9	15.8
Canada	669,615	657,164	1.3	2.3
Bermuda/Cayman Islands	440,117	433,445	0.9	1.5
Australia/New Zealand	23,322	23,909	0.0	0.1
Total	$51,021,723	$50,743,911	100.0%	177.9%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,326,287	$44,468,163	90.9%	196.0%
Europe	3,385,990	3,308,990	6.8	14.6
Canada	795,999	748,234	1.5	3.3
Bermuda/Cayman Islands	403,356	359,125	0.8	1.6
Australia/New Zealand	23,664	24,096	0.0	0.1
Total	$49,935,296	$48,908,608	100.0%	215.6%
As of December 31, 2023 and 2022, two borrowers (across three loans) and one borrower in the portfolio were on non-accrual status, respectively.
As of December 31, 2023 and December 31, 2022, on a fair value basis, 99.9% and 99.8%, respectively, of performing debt investments bore interest at a floating rate and 0.1% and 0.2%, respectively, of performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,197,276	$41,336,737	$45,534,013
Second lien debt	—	809,223	926,865	1,736,088
Unsecured debt	—	—	18,171	18,171
Structured finance obligations	—	70,964	365,899	436,863
Equity investments (1)	—	—	857,251	857,251
Total investments	$—	$5,077,463	$43,504,923	$48,582,386
Investments Measured at NAV (2)	—	—	—	2,161,525
Total	$—	$5,077,463	$43,504,923	$50,743,911

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$6,167,268	$37,543,544	$43,710,812
Second lien debt	—	720,083	1,152,723	1,872,806
Unsecured debt	—	13,948	—	13,948
Structured finance obligations	—	71,934	293,335	365,269
Equity investments (1)	—	—	757,379	757,379
Total investments	$—	$6,973,233	$39,746,981	$46,720,214
Investments Measured at NAV (2)	—	—	—	2,188,394
Total	$—	$6,973,233	$39,746,981	$48,908,608
(1)Includes equity investment in SLC.
(2)Includes investments in the Emerald JV and Verdelite JV (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,543,544	$1,152,723	$—	$293,335	$757,379	$39,746,981
Purchases of investments	6,804,817	58,588	18,171	63,265	90,176	7,035,017
Proceeds from principal repayments and sales of investments	(3,138,778)	(35,675)	—	(20,978)	(71,925)	(3,267,356)
Accretion of discount/(amortization of premium)	153,553	2,761	10	216	—	156,540
Net realized gain (loss)	(79,934)	59	—	(491)	18,829	(61,537)
Net change in unrealized appreciation (depreciation)	49,778	20,866	(10)	30,552	62,792	163,978
Transfers into Level 3 (1)	211,271	—	—	—	—	211,271
Transfers out of Level 3 (1)	(207,514)	(272,457)	—	—	—	(479,971)
Fair value, end of period	$41,336,737	$926,865	$18,171	$365,899	$857,251	$43,504,923
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2023	$3,815	$17,206	$(10)	$29,930	$68,053	$118,994
(1)For the year ended December 31, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments	Derivatives (2)
Fair value, beginning of period	$23,046,509	$800,133	$205,592	$545,918	$24,598,152	$1,505
Purchases of investments	18,746,208	572,675	122,160	250,927	19,691,969	—
Proceeds from principal repayments and sales of investments	(4,230,775)	(204,857)	—	(40,770)	(4,476,401)	—
Accretion of discount/(amortization of premium)	126,409	2,924	167	—	129,500	—
Net realized gain (loss)	(64,518)	(5,555)	—	144	(69,929)	—
Net change in unrealized appreciation (depreciation)	(340,383)	(74,466)	(34,584)	1,160	(448,273)	—
Transfers into Level 3 (1)	322,960	94,843	—	—	417,803	—
Transfers out of Level 3 (1)	(62,866)	(32,974)	—	—	(95,840)	(1,505)
Fair value, end of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2022	$(337,846)	$(72,999)	$(34,584)	$1,160	$(444,270)	$—
(1)For the year ended December 31, 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
(2)Includes the gain (loss) on the Company's forward purchase obligation as well as any unrealized appreciation (depreciation) on foreign currency forward contracts.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$40,753,427	Yield Analysis	Discount rate	5.77%	30.89%	10.05%
	493,636	Market quotations	Broker quoted price	86.83	100.38	98.02
	89,674	Asset Recoverability	Market Multiple	4.75x	10.50x	9.26x
	41,336,737
Investments in second lien debt	910,170	Yield Analysis	Discount Rate	10.07%	15.31%	11.56%
	16,695	Market quotations	Broker quoted price	92.75	92.75	92.75
	926,865
Investments in unsecured debt	18,171	Yield Analysis	Discount Rate	14.90%	14.90%	14.90%
Investments in structured finance	365,899	Market quotations	Broker quoted price	86.18	100.97	97.97
Investments in equity	227,117	Market approach	Performance multiple	6.40x	30.00x	21.27x
	60,558	Option Pricing Model	Volatility	32.00%	55.00%	43.75%
	302,733	Yield Analysis	Discount Rate	9.93%	17.92%	13.18%
	265,631	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	1,212	Market quotations	Broker quoted price	25.00	25.00	25.00
	857,251
Total	$43,504,923
(1)Weighted averages are calculated based on fair value of investments.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$36,766,038	Yield analysis	Discount rate	6.83%	19.84%	9.93%
	759,391	Market quotations	Broker quoted price	71.00	105.60	91.85
	18,115	Market approach	Performance multiple	7.00x	7.00x	7.00x
	37,543,544
Investments in second lien debt	906,837	Yield analysis	Discount rate	10.42%	15.33%	11.85%
	245,886	Market quotations	Broker quoted price	61.50	100.50	87.36
	1,152,723
Investments in structured finance	293,335	Market quotations	Broker quoted price	81.96	92.96	88.84
Investments in equity	261,893	Market approach	Performance multiple	5.50x	29.00x	17.21x
	48,957	Option pricing model	Expected volatility	30.00%	50.00%	44.43%
	274,199	Yield analysis	Discount rate	11.31%	14.95%	12.76%
	172,330	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	757,379
Total	$39,746,981
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
Financial Instruments Not Carried at Fair Value
Debt
The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2023 and December 31, 2022 had they been accounted for at fair value:

	December 31, 2023	December 31, 2022
	Fair Value	Fair Value
Bard Peak Funding Facility	$242,243	$1,235,414
Castle Peak Funding Facility	1,121,681	1,146,600
Maroon Peak Funding Facility	—	300,000
Summit Peak Funding Facility	286,046	1,691,844
Denali Peak Funding Facility	562,800	749,800
Bushnell Peak Funding Facility	465,300	400,000
Granite Peak Funding Facility	563,600	647,600
Middle Peak Funding Facility	600,950	596,950

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2023	December 31, 2022
	Fair Value	Fair Value
Bison Peak Funding Facility	$703,200	$1,182,000
Blanca Peak Funding Facility	1,375,090	1,081,000
Windom Peak Funding Facility	967,477	1,741,465
Monarch Peak Funding Facility	1,400,400	873,400
Borah Peak Funding Facility	130,000	223,000
2022-1 BSL WH	—	148,000
Naomi Peak Funding Facility	385,000	400,000
Meridian Peak Funding Facility	246,000	170,000
Haydon Peak Funding Facility	49,000	49,000
Bear Peak Funding Facility	360,531	166,031
Revolving Credit Facility	1,131,025	1,470,758
June 2024 Notes	427,693	406,886
June 2026 Notes	379,251	352,646
May 2027 Notes	618,319	586,924
October 2027 Notes	368,331	353,434
September 2024 Notes	354,580	336,654
December 2026 Notes	1,137,187	1,053,132
November 2026 Eurobonds	501,901	449,149
November 2024 Notes	485,177	459,089
March 2027 Notes	921,525	856,640
January 2025 Notes	483,120	462,125
January 2029 Notes	597,773	550,113
March 2025 Notes	885,149	866,280
April 2026 UK Bonds	306,018	272,657
September 2025 Notes	814,554	795,092
November 2028 Notes	520,940	—
2021-1 BSL Notes	663,000	663,000
2021-2 Notes	505,800	505,800
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	756,862	759,000
2022-1 BSL Debt	420,000	420,000
MML 2022-2 Debt	300,273	300,018
2023-1 Notes	304,970	—
Short-Term Borrowings	28,546	619,377
Total	$23,061,312	$26,030,878

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the categorization of the Company’s debt obligations as of December 31, 2023 and December 31, 2022 had they been accounted for at fair value:

	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	23,061,312	26,030,878
Total debt	$23,061,312	$26,030,878
Other Assets and Liabilities

As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.
The net fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Consolidated Statements of Assets and Liabilities. The tables below present the aggregate notional amount and fair value of the Company’s derivative financial instruments for the years ended December 31, 2023 and December 31, 2022.

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Interest rate swaps	$—	$14,145	$—	$14,145	$850,000
Total Derivative assets at fair value	$—	$14,145	$—	$14,145	$850,000
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(13,259)	$—	$(13,259)	$411,499
Interest rate swaps	—	(152,282)	—	(152,282)	5,693,663
Total Derivative liabilities at fair value	$—	$(165,541)	$—	$(165,541)	$6,105,162
Cash collateral posted				$266,573

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$3,952	$—	$3,952	$157,384
Total Derivative assets at fair value	$—	$3,952	$—	$3,952	$157,384
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(2,040)	$—	$(2,040)	$162,174
Interest rate swaps	—	(248,311)	—	(248,311)	5,975,000
Total Derivative liabilities at fair value	$—	$(250,351)	$—	$(250,351)	$6,137,174
Cash collateral posted				$355,742

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
In the tables above:
•The fair value of derivative assets and derivative liabilities is presented on a gross basis.
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the Consolidated Statements of Assets and Liabilities.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the years ended December 31, 2023 and December 31, 2022, respectively. The net unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2023	2022
Unrealized appreciation (depreciation)
Foreign currency forward contract	$(13,259)	$(4,301)
Net change in unrealized appreciation (depreciation)	$(13,259)	$(4,301)
Realized gain (loss)
Foreign currency forward contract	$3,063	$(43,104)
Net realized gain (loss)	$3,063	$(43,104)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the years ended December 31, 2023 and December 31, 2022.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2023	2022
Interest rate swaps	$110,174	$(248,311)
Hedged items	$(109,958)	$246,290

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The table below presents the carrying value of unsecured borrowings as of December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	For the Year Ended December 31,
	2023		2022
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$6,356,700	$(136,332)	$5,724,753	$(246,290)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 221.9% and 184.5%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as of December 31, 2023, as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Borah Peak Funding, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
In connection with the SPV Financing Facilities, the applicable SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Each SPV Financing Facility contains customary events of default for similar financing transactions, including if a change of control of the applicable SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the applicable SPV Financing Facility may declare the outstanding advances and all other obligations under the applicable SPV Financing Facility immediately due and payable. The occurrence of an event of default triggers a requirement that the applicable SPV obtain the consent of the lenders under the applicable SPV Financing Facility prior to entering into any sale or disposition with respect to portfolio investments.
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”), serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of dollar advances until June 30, 2023, was three-month LIBOR and from June 30, 2023, is three month term SOFR plus a 0.26% spread adjustment), plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. After March 15, 2024, the applicable margin on all outstanding advances will be 3.05% per annum. Bard Peak Funding pays a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until March 15, 2024, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender.
The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 15, 2026.
Castle Peak Funding Facility
On January 8, 2021, Castle Peak Funding entered into a senior secured revolving credit facility (the “Castle Peak Funding Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent, Wilmington Trust, National Association (“Wilmington Trust”), serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Castle Peak Funding Facility.
As of December 31, 2023, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% to 2.20% per annum depending on the nature of the advances being requested. Effective on January 4, 2024, advances under the Castle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.85% to 2.35% per annum depending on the nature of the advances being requested. After January 4, 2026, the applicable margin on outstanding advances will be increased by 1.00% per annum. Castle Peak Funding pays a commitment fee of 1.85% per annum if the unused facility amount is greater than 30% or 0.50% per annum if the unused facility amount is less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments until January 4, 2026, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
Proceeds from borrowings under the Castle Peak Funding Facility may be used to fund portfolio investments by Castle Peak Funding and to make advances under revolving loans or delayed draw term loans where Castle Peak Funding is a lender.
The period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 4, 2026, and the Castle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by January 4, 2028.
Maroon Peak Funding Facility
On January 28, 2021, Maroon Peak Funding entered into a senior secured revolving credit facility (the “Maroon Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). Morgan Stanley Senior Funding, Inc. served as administrative agent, U.S. Bank Trust Company National Association (“U.S. Bank”), served as collateral agent and the Company served as collateral manager under the Maroon Peak Funding Facility.
Advances were used to finance the purchase or origination of broadly syndicated loans under the Maroon Peak Funding Facility and bore interest at a per annum rate equal to the three-month term SOFR then in effect plus 0.10% plus the applicable spread of 2.00% per annum. Maroon Peak Funding paid a commitment fee of 0.50% per annum if the unused facility amount is greater than 10% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Maroon Peak Funding and MS.
Proceeds from borrowings under the Maroon Peak Funding Facility were used to fund portfolio investments by Maroon Peak Funding and to make advances under revolving loans or delayed draw term loans where Maroon Peak Funding is a lender.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
All amounts outstanding under the Maroon Peak Funding Facility were repaid and the Maroon Peak Funding Facility terminated on May 10, 2023.
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (“Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
Advances used to finance the purchase or origination of broadly syndicated loans under the Summit Peak Funding Facility bear interest at a blended per annum rate adjusted monthly based on the proportion of the broadly syndicated loans in the portfolio to the proportion of middle market loans in the portfolio. The rate attributable to broadly syndicated loans equals the benchmark for the currency of the applicable advance (which is three-month term SOFR for dollar advances), plus an applicable margin ranging from 1.50% for certain foreign currency advances to 1.65% per annum for U.S. dollar advances. The rate attributable to middle market loans equals such applicable benchmark plus an applicable margin ranging from 2.15% for certain foreign currency advances to 2.30% per annum for U.S. dollar advances. Such blended rates are subject to a floor of such applicable benchmark plus 2.00% for certain foreign currency advances and 2.15% per annum for U.S. dollar advances. Summit Peak Funding pays a commitment fee of 0.40% per annum if the unused facility amount is greater than 25% based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Summit Peak Funding and SG.
Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender.
On March 12, 2024, Summit Peak Funding entered into Amendment No. 5 (the “Fifth Amendment”) to the Summit Peak Funding Facility. The Fifth Amendment provides for, among other things, a decrease in the commitments under the Summit Peak Funding Facility to $1,375 million, an extension of the period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility from March 1, 2024 to March 12, 2027, an extension of the stated maturity date of the Summit Peak Funding Facility from March 3, 2026 to March 12, 2029, a change in the applicable margin to advances under the Summit Peak Funding Facility to 2.20% per annum, and the payment of certain fees as agreed between Summit Peak Funding and the lenders.
Denali Peak Funding Facility
Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”). DB serves as agent, U.S. Bank serves as collateral agent and collateral custodian and Twin Peaks serves as servicer under the Denali Peak Funding Facility.
Prior to April 4, 2023, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum. As of April 4, 2023, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus a spread adjustment of 0.15% per annum), plus the applicable margin of 1.95% per annum. After September 30, 2024, the applicable margin on outstanding advances will increase by 0.20% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender.
The period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on September 30, 2024, and the Denali Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by September 30, 2026.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Funding Facility.
Prior to April 25, 2023, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. From April 25, 2023 until December 5, 2024, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 1.85% per annum depending on the nature of the advances being requested. From and after December 6, 2024, the applicable margin for advances will increase to 2.10% to 2.45% per annum depending on the nature of the advances being requested. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.60% per annum. Bushnell Peak Funding also pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.
Proceeds from borrowings under the Bushnell Peak Funding Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding Facility is a lender.
The period during which Bushnell Peak Funding may make borrowings under the Bushnell Peak Funding Facility expires on April 25, 2026, and the Bushnell Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by October 25, 2026.
Granite Peak Funding Facility
On June 17, 2021, Granite Peak Funding entered into a senior secured revolving credit facility (the “Granite Peak Funding Facility”) with Goldman Sachs Bank USA (“GS”). GS serves as administrative agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator, and the Company serves as servicer under the Granite Peak Funding Facility.
Advances under the Granite Peak Funding Facility bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.35% per annum. Granite Peak Funding pays an unused commitment fee of 0.40% per annum on the average daily unused commitments under the Granite Peak Funding Facility. The unused commitment fee is payable only when more than 25% of the total commitments under the Granite Peak Funding Facility are unused. Granite Peak Funding also pays to GS an administrative agency fee, in addition to certain other fees, each as agreed between Granite Peak Funding and GS.
Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender.
The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by June 17, 2026.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Prior to June 26, 2023, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum. From and after June 26, 2023, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to, in the case of dollar advances, three-month term SOFR plus a spread adjustment of 0.15% per annum, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.07% per annum, which will increase to 2.35% per annum effective on June 30, 2024. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee from and after October 26, 2023 at a rate equal to the interest rate for dollar advances as described above. In addition, Middle Peak Funding pays a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments, in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender.
The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on June 26, 2026, and the Middle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by December 26, 2034.
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Prior to June 8, 2023, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. From June 8, 2023 until July 24, 2024, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.60% to 2.10% per annum depending on the nature of the advances being requested. The applicable margin for all advances will increase by an amount ranging from 0.50% to 0.65% per annum effective on July 24, 2024. Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 2.00% per annum. Bison Peak Funding also pays an unused fee of 0.40% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees as agreed between Bison Peak Funding and Bank of America.
Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender.
The period during which Bison Peak Funding may make borrowings under the Bison Peak Funding Facility expires on June 8, 2026, and the Bison Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 8, 2028.
Blanca Peak Funding Facility
On August 16, 2021, Blanca Peak Funding, entered into a senior secured revolving credit facility (the “Blanca Peak Funding Facility”) with Barclays Bank PLC (“Barclays”). Barclays serves as administrative agent, Wilmington Trust serves as collateral administrator, collateral agent and securities intermediary and the Company serves as servicer under the Blanca Peak Funding Facility.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Advances under the Blanca Peak Funding Facility bear interest at a per annum rate equal to (x) in the case of dollar advances, three-month term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.096% per annum. Blanca Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization percentage accruing a fee at a rate equal to the applicable margin described above. On December 19, 2022, on any date when Blanca Peak Funding is not utilizing more than 90% of the financing commitments, Blanca Peak Funding pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount. Blanca Peak Funding also pays to Barclays an administrative agency fee, in addition to certain other fees, each as agreed between Blanca Peak Funding and Barclays.
Proceeds from borrowings under the Blanca Peak Funding Facility may be used to fund portfolio investments by Blanca Peak Funding and to make advances under revolving loans or delayed draw term loans where Blanca Peak Funding is a lender.
The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on December 19, 2024, and the Blanca Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by December 19, 2032; provided that Barclays may require repayment of all amounts outstanding under the facility from and after August 19, 2026.
Windom Peak Funding Facility
On September 2, 2021, Windom Peak Funding entered into a senior secured revolving credit facility (the “Windom Peak Funding Facility”) with Wells Fargo Bank. Wells Fargo serves as administrative agent and collateral administrator and the Company serves as investment adviser under the Windom Peak Funding Facility. Proceeds from borrowings under the Windom Peak Funding Facility may be used to fund portfolio investments by Windom Peak Funding during the reinvestment period (which, initially, is scheduled to end three years after the closing date of the Windom Peak Funding Facility) and to make advances under revolving loans or delayed draw term loans in respect of which Windom Peak Funding is a lender.
Advances under the Windom Peak Funding Facility will bear interest, payable on a monthly basis in arrears, at a per annum rate equal to the “benchmark” rate for the currency of the applicable advance (which is, daily simple SOFR with respect to dollar advances) plus the “applicable margin” (which is a blended spread equal to the sum of 1.55% per annum with respect to any advances backed by broadly-syndicated loans and 2.05% per annum with respect to any advances backed by recurring revenue loans, middle market loans, first-lien last out loans or second lien loans).
Proceeds from borrowings under the Windom Peak Funding Facility may be used to fund portfolio investments by Windom Peak Funding and to make advances under revolving loans or delayed draw term loans where Windom Peak Funding is a lender. Windom Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.50% per annum. Windom Peak Funding also pays an unused fee of 0.50% on the daily unused amount of the financing commitments, in addition to certain other fees, each as agreed between Windom Peak Funding and Wells Fargo.
The period during which Windom Peak Funding may make borrowings under the Windom Peak Funding Facility expires on September 2, 2024, and the Windom Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by September 2, 2026.
Monarch Peak Funding Facility
On November 3, 2021, Monarch Peak Funding entered into a senior secured revolving credit facility (the “Monarch Peak Funding Facility”) with MUFG Bank, Ltd. (“MUFG”). MUFG serves as administrative agent, The Bank of New York Mellon Trust Company, National Association, serves as collateral agent, collateral custodian and collateral administrator and the Company serves as collateral manager under the Monarch Peak Funding Facility.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Advances used to finance the purchase or origination of broadly syndicated loans under the Monarch Peak Funding Facility bear interest at a per annum rate equal to one-month term SOFR, plus the applicable margin of 1.65% per annum. Advances used to finance the purchase or origination of middle market loans under the Monarch Peak Funding Facility bear interest at a per annum rate equal to one-month term SOFR plus the applicable margin of 2.05% per annum. Monarch Peak Funding is required to utilize a minimum percentage of the financing comments, with unused amounts below such minimum utilization percentage accruing a fee at a rate of 1.99% per annum. Monarch Peak Funding also pays an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, in addition to certain other fees as agreed between Monarch Peak Funding and MUFG.
Proceeds from borrowings under the Monarch Peak Funding Facility may be used to fund portfolio investments by Monarch Peak Funding and to make advances under revolving loans or delayed draw term loans where Monarch Peak Funding is a lender.
The period during which Monarch Peak Funding may make borrowings under the Monarch Peak Funding Facility expires on November 3, 2024, and the Monarch Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by November 3, 2026.
Borah Peak Funding Facility
On April 4, 2022, Borah Peak Funding LLC entered into a senior secured revolving credit facility (the “Borah Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Deutsche Bank Trust Company Americas (“DB Trust”) serves as collateral administrator and the Company serves as manager under the Borah Peak Funding Facility.
Advances under the Borah Peak Funding Facility bear interest at a per annum rate equal to the one-month term SOFR rate plus the applicable margin of 1.35%. Effective January 4, 2023, Borah Peak Funding will be required to utilize a minimum percentage of the financing commitment, with unused amounts below such minimum utilization amount accrue a fee at a rate of 1.35% per annum. In addition, Borah Peak Funding pays an unused fee of 0.25% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees as agreed between Borah Peak Funding and Bank of America.
Proceeds from borrowings under the Borah Peak Funding Facility may be used to fund portfolio investments by Borah Peak Funding and to make advances under revolving loans or delayed draw term loans where Borah Peak Funding is a lender.
On March 14, 2024, the Borah Peak Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.
2022-1 BSL WH Funding Facility
On May 16, 2022, 2022-1 BSL WH entered into a senior secured revolving credit facility (the “2022-1 BSL WH Funding Facility”) with SG. SG served as administrative agent, DB Trust served as custodian, and the Company served as collateral manager under the 2022-1 BSL WH Funding Facility.
Advances under the 2022-1 BSL WH Funding Facility bore interest at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum.
Proceeds from borrowings under the 2022-1 BSL WH Funding Facility were used to fund portfolio investments by 2022-1 BSL WH and to make advances under revolving loans or delayed draw term loans where 2022-1 BSL WH is a lender.
On April 24, 2023, the 2022-1 BSL WH Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Naomi Peak Funding Facility
On July 18, 2022, Naomi Peak Funding entered into a senior secured revolving credit facility (the “Naomi Peak Funding Facility”) with Natixis. Natixis, New York Branch serves as administrative agent, Wilmington Trust serves as collateral agent, collateral administrator and custodian, and the Company serves as collateral manager under the Naomi Peak Funding Facility.
Advances under the Naomi Peak Funding Facility bear interest at a per annum rate equal to three-month term SOFR plus an applicable margin of 1.30% per annum. Naomi Peak Funding pays an unused commitment fee of 0.50% per annum on the average daily unused revolving commitments under the Naomi Peak Funding Facility, which fee shall increase to 0.75% per annum for any day on or after January 18, 2023 on which more than 10% of the revolving commitments are unused, in addition to certain other fees as agreed between Naomi Peak Funding and Natixis.
The maximum principal amount of the Naomi Peak Funding Facility as of December 31, 2023 is $400.0 million, of which $250.0 million was funded as a term loan after the closing date and of which $150.0 million consists of a revolving credit commitment. Proceeds from borrowings under the Naomi Peak Funding Facility may be used to fund portfolio investments by Naomi Peak Funding and to make advances under revolving loans or delayed draw term loans where Naomi Peak Funding is a lender.
The period during which Naomi Peak Funding may make borrowings under the Naomi Peak Funding Facility expires on July 18, 2024, and the Naomi Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by July 18, 2031.
Meridian Peak Funding Facility
On August 16, 2022, Meridian Peak Funding entered into a senior secured revolving credit facility (the “Meridian Peak Funding Facility”) with Massachusetts Mutual Life Insurance Company (“Mass Mutual”). Wilmington Trust, National Association serves as administrative agent, collateral agent and custodian, and the Company serves as equity holder and collateral manager under the Meridian Peak Funding Facility.
Advances under the Meridian Peak Funding Facility bear interest initially at a per annum rate equal to three-month term SOFR plus an applicable margin of 2.50% per annum. Effective August 16, 2023, Meridian Peak Funding will be required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 2.50% per annum, in addition to certain other fees as agreed between Meridian Peak Funding and Mass Mutual.
Proceeds from borrowings under the Meridian Peak Funding Facility may be used to fund portfolio investments by Meridian Peak Funding and to make advances under revolving loans or delayed draw term loans where Meridian Peak Funding is a lender. The period during which Meridian Peak Funding may make borrowings under the Meridian Peak Funding Facility expires on August 16, 2025, and the Meridian Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by August 16, 2030.
Haydon Peak Funding Facility
On October 7, 2022, Haydon Peak Funding entered into a senior secured revolving credit facility (the “Haydon Peak Funding Facility”) with HSBC Bank USA, National Association (“HSBC”). HSBC serves as administrative agent, Wilmington Trust serves as collateral agent, account bank and collateral custodian, and the Company serves as servicer and transferor under the Haydon Peak Funding Facility.
Prior to May 25, 2023, advances under the Haydon Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin ranging from 1.75% to 2.25% per annum depending on the nature of the advances being requested under the credit facility. Effective May 25, 2023, the applicable margin for all advances was increased to 2.35% per annum. Effective April 7, 2023, Haydon Peak Funding pays an unused commitment fee of 0.50% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Haydon Peak Funding and HSBC.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Proceeds from borrowings under the Haydon Peak Funding Facility may be used to fund portfolio investments by Haydon Peak Funding and to make advances under revolving loans or delayed draw term loans where Haydon Peak Funding is a lender.
The period during which Haydon Peak Funding may make borrowings under the Haydon Peak Funding Facility expires on May 25, 2026, and the Haydon Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by May 25, 2028.
Bear Peak Funding Facility
On October 10, 2022, Bear Peak Funding entered into a senior secured revolving credit facility (the “Bear Peak Funding Facility”) with BNPP. GLAS USA LLC serves as administrative agent, GLAS Trust Corporation Limited serves as collateral agent, and the Company serves as servicer under the Bear Peak Funding Facility.
Advances under the Bear Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 2.45% per annum. Effective February 10, 2023, Bear Peak Funding will pay a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. Bear Peak Funding also pays BNPP an arranger fee, in addition to certain other fees, each as agreed between Bear Peak Funding and BNPP.
The current principal amount as of December 31, 2023 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
The period during which Bear Peak Funding may make borrowings under the Bear Peak Funding Facility expires on October 10, 2025, and the Bear Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by October 10, 2027.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (which was most recently amended and restated on June 9, 2023, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. A portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $390.0 million, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. The period during which the Company may make borrowings on the Revolving Credit Facility expires on June 9, 2027 (other than with respect to the foreign currency commitments of certain lenders in the amount of $50.0 million, which expire on May 6, 2026), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by June 9, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $50.0 million, which mature on May 6, 2027), pursuant to an amortization schedule.
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
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
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: June 2024 Notes, June 2026 Notes, May 2027 Notes and October 2027 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
In connection with the June 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the June 2024 Notes in a qualifying hedge accounting relationship.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
May 2027 Notes
On May 3, 2022, the Company entered into a Note Purchase Agreement (the “May 2022 Note Purchase Agreement”) governing the issuance of $625.0 million in aggregate principal amount 5.61% Series A Senior Notes (the “May 2027 Notes”) to qualified institutional investors in a private placement. The May 2027 Notes were issued on May 3, 2022 and will mature on May 3, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the May 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the May 2027 Notes at par if certain change in control events occur. The May 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event occurs, the May 2027 Notes will bear interest at a fixed rate of 6.61% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the May 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the May 2027 Notes in a qualifying hedge accounting relationship.
October 2027 Notes
On October 11, 2022, the Company entered into a Master Note Purchase Agreement (the “October 2022 Note Purchase Agreement”) governing the issuance of $350.0 million in aggregate principal amount of its 7.49% Series D Senior Notes (the “October 2027 Notes”) to qualified institutional investors in a private placement. The October 2027 Notes were issued on October 11, 2022 for an aggregate issue price of $345.6 million, or $987.57 per $1,000 principal amount of the October 2027 Notes, and will mature on October 11, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the Notes will be due semiannually. In addition, the Company is obligated to offer to repay the October 2027 Notes at par if certain change in control events occur. The October 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event (as defined in the October 2022 Note Purchase Agreement) occurs, the October 2027 Notes will bear interest at a fixed rate of 8.49% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the October 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the October 2027 Notes in a qualifying hedge accounting relationship.
Unsecured Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes, and November 2028 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee (as defined below) if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
September 2024 Notes
On September 15, 2021, the Company issued $365.0 million aggregate principal amount of 1.750% notes due 2024 (the “September 2024 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of September 15, 2021 (and together with the Base Indenture, the “September 2024 Notes Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association, the “Trustee”).
The September 2024 Notes will mature on September 15, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2024 Notes Indenture. The September 2024 Notes bear interest at a rate of 1.75% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2022. The September 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2024 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the September 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the September 2024 Notes in a qualifying hedge accounting relationship.
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
On October 13, 2021, the Company issued $350.0 million aggregate principal amount of 2.625% notes due 2026 (“December 2026 Notes Upsize”) under the Company's Base Indenture and December 2026 Notes Indenture. The December 2026 Notes Upsize were issued as “Additional Notes” under the December 2026 Notes Indenture and have identical terms to the Company's $900.0 million December 2026 Notes that were issued on September 15, 2021, other than the issue date and the issue price. The December 2026 Notes Upsize will be treated as a single class of notes with the December 2026 Notes for all purposes under the December 2026 Notes Indenture.
In connection with the December 2026 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the December 2026 Notes in a qualifying hedge accounting relationship.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
November 2026 Eurobonds
On November 2, 2021, the Company issued €500.0 million aggregate principal amount of 1.750% notes due 2026 (the “November 2026 Eurobonds”) pursuant to a supplemental indenture, dated as of November 2, 2021 (and together with the Base Indenture, the “November 2026 Eurobonds Indenture”), to the Base Indenture between the Company and the Trustee.
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

The November 2024 Notes will mature on November 22, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2024 Notes Indenture. The November 2024 Notes bear interest at a rate of 2.350% per year payable semi-annually on May 22 and November 22 of each year, commencing on May 22, 2022. The November 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2024 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the November 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2024 Notes in a qualifying hedge accounting relationship.
March 2027 Notes
On November 22, 2021, the Company issued $1.0 billion aggregate principal amount of 3.250% notes due 2027 (the “March 2027 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2021 (and together with the Base Indenture, the “March 2027 Notes Indenture”), between the Company and the Trustee.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
January 2025 Notes

On January 18, 2022, the Company issued $500.0 million aggregate principal amount of 2.700% notes due in 2025 (the “January 2025 Notes”) pursuant to a supplemental indenture, dated as of January 18, 2022 (and together with the Base Indenture, the “January 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

The January 2025 Notes will mature on January 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2025 Notes Indenture. The January 2025 Notes bear interest at a rate of 2.700% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2022. The January 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the January 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the January 2025 Notes in a qualifying hedge accounting relationship.

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

The March 2025 Notes will mature on March 24, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Notes Indenture. The March 2025 Notes bear interest at a rate of 4.700% per year payable semi-annually on March 24 and September 24 of each year, commencing on September 24, 2022. The March 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
In connection with the March 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the March 2025 Notes in a qualifying hedge accounting relationship.

April 2026 UK Bonds

On April 14, 2022, the Company issued £250.0 million in aggregate principal amount of its 4.875% notes due 2026 (the “April 2026 UK Bonds”) pursuant to a supplemental indenture, dated as of April 14, 2022 (and together with the Base Indenture, the “April 2026 UK Bonds Indenture”), to the Base Indenture between the Company and the Trustee.

The April 2026 UK Bonds will mature on April 14, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the April 2026 UK Bonds Indenture. The April 2026 UK Bonds bear interest at a rate of 4.875% per year payable annually on April 14 of each year, commencing April 14, 2023. The April 2026 UK Bonds are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the April 2026 UK Bonds, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the April 2026 UK Bonds, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the April 2026 UK Bonds in a qualifying hedge accounting relationship.

September 2025 Notes

On September 27, 2022, the Company issued $600.0 million aggregate principal amount of 7.050% notes due in 2025 (the “September 2025 Notes”) pursuant to a supplemental indenture, dated as of September 27, 2022 (and together with the Base Indenture, the “September 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

The September 2025 Notes will mature on September 29, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2025 Notes Indenture. The September 2025 Notes bear interest at a rate of 7.050% per year payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2023. The September 2025 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2025 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the September 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and September 2025 Notes in a qualifying hedge accounting relationship.

On November 17, 2022, the Company issued $200.0 million aggregate principal amount of 7.050% notes due 2025 (“September 2025 Notes Upsize”) under the Company's Base Indenture and September 2025 Notes Indenture. The September 2025 Notes Upsize were issued as “Additional Notes” under the September 2025 Notes Indenture and have identical terms to the Company's $600.0 million September 2025 Notes that were issued on September 27, 2022, other than the issue date and the issue price. The September 2026 Notes Upsize will be treated as a single class of notes with the September 2026 Notes for all purposes under the September 2025 Notes Indenture.

In connection with the September 2025 Notes Upsize, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the September 2025 Notes Upsize in a qualifying hedge accounting relationship.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
November 2028 Notes
On November 27, 2023, the Company issued $500.0 million aggregate principal amount of 7.300% notes due in 2028 (the “November 2028 Notes”) pursuant to a supplemental indenture, dated as of November 27, 2023 (and together with the Base Indenture, the “November 2028 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The November 2028 Notes will mature on November 27, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2028 Notes Indenture. The November 2028 Notes bear interest at a rate of 7.300% per year payable semi-annually on May 27 and November 27 of each year, commencing on May 27, 2024. The November 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2028 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the November 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2028 Notes in a qualifying hedge accounting relationship.
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
The following table presents information on the secured and unsecured notes issued in the 2021-1 BSL Debt Securitization:

		December 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	SOFR + 1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	SOFR + 1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	SOFR + 2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	SOFR + 3.35%	Baa3
Class E Notes (1)	Junior Secured Deferrable Floating Rate	—	SOFR + 7.00%	Ba3
Total Secured Notes		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 BSL Notes		$819,500
(1)The Class E Notes were initially issued as unfunded, undrawn class of notes, in the amount of $57.1 million, that may be funded after closing at direction of the Company.
(2)The Company retained all of the Subordinated Notes issued in the 2021-1 BSL Debt Securitization which are eliminated in consolidation.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
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
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		December 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$218,000	SOFR + 1.22%	Aaa
Class A Notes	Senior Secured Floating Rate	149,500	SOFR + 1.22%	Aaa
Class B Notes	Senior Secured Floating Rate	38,100	SOFR + 1.75%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	48,000	SOFR + 2.05%	Not rated
Class D Notes	Mezzanine Secured Deferrable Floating Rate	52,200	SOFR + 3.15%	Not rated
Total Secured Notes		505,800
Subordinated Notes (1)		97,850	None	Not rated
Total 2021-2 Notes		$603,650
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
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
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		December 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Loans	Senior Secured Floating Rate	$50,000	SOFR + 1.48%	Aaa
Class A Notes	Senior Secured Floating Rate	480,000	SOFR + 1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	SOFR + 1.90%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	SOFR + 2.60%	A2
Total Secured Notes		690,000
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$1,001,000
(1)The Company retained all of the Subordinated Notes issued in the 2021-1 MML Debt Securitization which are eliminated in consolidation.
The Company retained all of the Subordinated Notes issued in the Debt Securitization in part in exchange for the Company’s sale and contribution to the Issuer of the initial closing date portfolio. The Debt is scheduled to mature on January 15, 2035; however the Debt may be redeemed by the Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after December 15, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuer. The Class A Notes, the Class A Loans, Class B Notes and Class C Notes are secured obligations of the Issuer, the Subordinated Notes are the unsecured obligations of the Issuer, and the indenture governing the Notes and the credit agreement governing the Class A Loans, each include customary covenants and events of default.
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
2022-1 MML Debt Securitization
On March 15, 2022, the Company completed a $1,090.0 million term debt securitization (the “MML 2022-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2022-1 Debt Securitization (collectively, the “MML 2022-1 Notes”) were issued by BCRED MML CLO 2022-1 LLC (the “MML 2022-1 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		December 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	$525,000	SOFR + 1.65%	Aaa
Class A-2 Notes	Senior Secured Fixed	80,000	3.41%	Aaa
Class B Notes	Senior Secured Floating Rate	66,000	SOFR + 2.00%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	88,000	SOFR + 2.75%	A2
Total Secured Notes		759,000
Subordinated Notes (1)		331,360	None	Not rated
Total MML 2022-1 Notes		$1,090,360
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
2022-1 BSL Debt Securitization
On June 9, 2022, the Company completed a $589.8 million term debt securitization (the “2022-1 BSL Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2022-1 BSL Debt Securitization (collectively, the “2022-1 BSL Notes”) were issued by BCRED BSL CLO 2022-1, Ltd. (the “2022-1 BSL Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and BCRED BSL CLO 2022-1, LLC (the “2022-1 BSL Co-Issuer”), and are primarily secured by a diversified portfolio of broadly syndicated loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2022-1 BSL Debt Securitization:

		December 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1A Notes	Senior Secured Floating Rate	$292,000	SOFR + 1.58%	Aaa (sf)
Class A-1B Notes	Senior Secured Fixed Rate	50,000	4.34%	Aaa (sf)
Class A-2 Notes	Senior Secured Floating Rate	12,000	SOFR + 2.00%	AAA (sf)
Class B-1 Notes	Senior Secured Floating Rate	40,000	SOFR + 2.35%	AA (sf)
Class B-2 Notes	Senior Secured Fixed Rate	26,000	4.98%	AA (sf)
Class C Notes (1)	Secured Deferrable Floating Rate	51,000	SOFR + 2.60%	A (sf)
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	39,000	SOFR + 3.69%	BBB- (sf)
Class E Notes (1)	Junior Secured Deferrable Floating Rate	21,000	SOFR + 7.33%	BB- (sf)
Total Secured Notes		531,000
Subordinated Notes (1)		58,750	None	Not rated
Total 2022-1 BSL Notes		$589,750
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
2022-2 MML Debt Securitization
On August 12, 2022, the Company completed a $498.1 million term debt securitization (the “MML 2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the MML 2022-2 Debt Securitization (collectively, the “Debt”) were issued (or incurred, as applicable) by BCRED MML CLO 2022-2 LLC (the “MML 2022-2 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the MML 2022-2 Debt Securitization:

		December 31, 2023
Description	Type	Principal Outstanding		Interest Rate	Credit Rating
Class A-L Notes	Senior Secured Floating Rate	$275,000		SOFR + 2.10%	Aaa (sf)
Class B-1 Notes	Senior Secured Floating Rate	14,000		SOFR + 3.35%	Aa2
Class B-2 Notes	Senior Secured Fixed Rate	11,500		5.88%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,500		SOFR + 2.50%	A2
Total Secured Notes		341,000
Subordinated Notes (1)	Subordinated	157,105	B	None	Not rated
Total Debt		$498,105
(1)The Company retained all of the Class C Notes and the Subordinated Notes issued in the 2022-2 MML Debt Securitization which are eliminated in consolidation.
The Company retained all of the Class C Notes and the Subordinated Notes issued in the MML 2022-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-2 Issuer of the initial closing date portfolio. The Debt is scheduled to mature on July 18, 2034; however the Debt may be redeemed by the MML 2022-2 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after August 12, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers. The Class A-L Loans, Class B-1 Notes, Class B-2 Notes and Class C Notes are secured obligations of the MML 2022-2 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-2 Issuer, and the indenture governing the Debt includes customary covenants and events of default.
The Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the MML 2022-2 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
2023-1 CLO Debt Securitization
On December 13, 2023, the Company completed a $492.7 million term debt securitization (the “2023-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2023-1 Debt Securitization (collectively, the “2023-1 Notes”) were issued by BCRED CLO 2023-1 LLC (the “2023-1 Issuer”), an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2023-1 Debt Securitization:

		December 31, 2023
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$272,500	SOFR + 2.30%	Aaa (sf)
Class B Notes	Senior Secured Floating Rate	32,500	SOFR + 3.00%	Aa2 (sf)
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	34,000	SOFR + 4.00%	A2 (sf)
Total Secured Notes		339,000
Subordinated Notes (1)	Subordinated	153,665	None	Not Rated
Total Debt		$492,665
(1)The Company (through its wholly-owned and consolidated subsidiary, 2023-1 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2023-1 Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2023-1 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2023-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2023-1 Issuer of the initial closing date portfolio. The 2023-1 Notes are scheduled to mature on January 20, 2036; however the 2023-1 Notes may be redeemed by the 2023-1 Issuer, at the direction of the Company as holder of the Subordinated Notes (through 2023-1 Depositor), on any business day after December 13, 2025. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2023-1 Issuer. The Class A Notes, Class B Notes and Class C Notes are secured obligations of the 2023-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2023-1 Issuer, and the indenture governing the 2023-1 Notes includes customary covenants and events of default.
The 2023-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2023-1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
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
Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments were $59.1 million and $426.8 million as of December 31, 2023 and December 31, 2022, respectively.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 6.35% and 4.38% per annum as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, respectively, the Company had $28.5 million and $253.7 million of short-term borrowings under the Repurchase Agreements.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Other Short-Term Borrowings
In order to finance certain investment transactions, the Company may, from time to time, enter into financing agreements, whereby the Company transfers to a third party an investment that it holds in exchange for cash for a period of time, generally not to exceed 180-days from the date it was transferred (each a “Short Term Financing Transaction”). At the expiration of the agreement, the Company returns the cash and interest to the third party and receives the original investment transferred.
As of December 31, 2023 the Company had no Short-Term Financing Transactions with a third party.
As of December 31, 2022, the Company had $365.7 million of borrowings under Short-Term Financing Transactions. Certain of the Company's investments serve as collateral for the Company's obligations under the Short-Term Financing Transactions and the carrying value of pledged investments was $371.0 million as of December 31, 2022. Short-term borrowings under Short-Term Financing Transactions bore interest at an applicable margin of 7.35% per annum as of December 31, 2022.
In accordance with ASC 860, Transfers and Servicing, the Repurchase Agreements and the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Master Repurchase Agreements and the Short Term Financing Transactions is reported on the Company’s Consolidated Statements of Operations within Interest expense.
The Company’s outstanding debt obligations were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$242,243	$242,243	$—	$1,407,757	$1,290,994
Castle Peak Funding Facility (3)	1,600,000	1,121,681	1,121,681	—	478,319	186,042
Summit Peak Funding Facility (3)	2,300,000	286,046	286,046	—	2,013,954	1,575,278
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	465,300	465,300	—	134,700	134,512
Granite Peak Funding Facility	750,000	563,600	563,600	—	186,400	86,337
Middle Peak Funding Facility	1,000,000	600,950	600,950	—	399,050	278,721
Bison Peak Funding Facility	1,500,000	703,200	703,200	—	796,800	796,800
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	124,910
Windom Peak Funding Facility (3)	2,150,000	967,477	967,477	—	1,182,523	1,182,505
Monarch Peak Funding Facility	2,000,000	1,400,400	1,400,400	—	599,600	330,688
Borah Peak Funding Facility	400,000	130,000	130,000	—	270,000	81,124
Naomi Peak Funding Facility	400,000	385,000	385,000	—	15,000	15,000
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	49,000	49,000	—	201,000	201,000
Bear Peak Funding Facility (3)	551,975	360,531	360,531	—	191,444	191,444
Revolving Credit Facility (4)	5,150,000	1,131,025	1,131,025	—	4,018,975	4,018,453
June 2024 Notes (5)	435,000	435,000	426,970	612	—	—
June 2026 Notes	400,000	400,000	398,270	1,730	—	—
May 2027 Notes (5)	625,000	625,000	605,332	1,848	—	—
October 2027 Notes (5)	350,000	350,000	345,621	5,209	—	—

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
September 2024 Notes (5)	$365,000	$365,000	$355,524	$834	$—	$—
December 2026 Notes (5)	1,250,000	1,250,000	1,187,236	14,265	—	—
November 2026 Eurobonds	551,975	551,975	547,426	4,549	—	—
November 2024 Notes (5)	500,000	500,000	484,566	1,454	—	—
March 2027 Notes	1,000,000	1,000,000	991,311	8,689	—	—
January 2025 Notes (5)	500,000	500,000	483,230	1,796	—	—
January 2029 Notes	650,000	650,000	641,028	8,972	—	—
March 2025 Notes (5)	900,000	900,000	871,800	3,596	—	—
April 2026 UK Bonds (5)	318,663	318,663	304,284	2,010	—	—
September 2025 Notes (5)	800,000	800,000	790,713	7,471	—	—
November 2028 Notes (5)	500,000	500,000	501,424	11,536	—	—
2021-1 BSL Notes	663,000	663,000	662,083	917	—	—
2021-2 Notes	505,800	505,800	504,385	1,415	—	—
MML 2021-1 Debt	690,000	690,000	686,121	3,879	—	—
MML 2022-1 Debt	759,000	759,000	754,024	4,976	—	—
2022-1 BSL Debt	420,000	420,000	418,534	1,466	—	—
MML 2022-2 Debt	300,500	300,500	298,046	2,454	—	—
2023-1 Notes	305,000	305,000	303,044	1,956	—	—
Short-Term Borrowings	28,546	28,546	28,546	—	—	—
Total	$35,719,459	$23,407,827	$23,179,861	$91,634	$12,311,632	$10,785,008
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and currencies other currencies.
Under the Bard Peak Funding Facility, as of December 31, 2023, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 74.6 million
Under the Castle Peak Funding Facility, as of December 31, 2023, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of December 31, 2023, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 160.6 million
•Euros (EUR) 27.9 million
•British Pounds (GBP) 101.7 million
Under the Windom Peak Funding Facility, as of December 31, 2023, the Company had borrowings denominated in the following currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of December 31, 2023, the Company had borrowings denominated in the following currencies:
•Euros (EUR) 260.8 million
•British Pounds (GBP) 57.0 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 134.0 million
•Euros (EUR) 8.0 million
•British Pounds (GBP) 445.7 million
•Swiss Franc (CHF) 52.9 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,235,414	$1,235,414	$—	$414,586	$414,586
Castle Peak Funding Facility (3)	1,600,000	1,146,600	1,146,600	—	453,400	166,697
Maroon Peak Funding Facility	300,000	300,000	300,000	—	—	—
Summit Peak Funding Facility (3)	2,300,000	1,691,844	1,691,844	—	608,156	15,377
Denali Peak Funding Facility	750,000	749,800	749,800	—	200	200
Bushnell Peak Funding Facility	600,000	400,000	400,000	—	200,000	69,559
Granite Peak Funding Facility	750,000	647,600	647,600	—	102,400	102,134
Middle Peak Funding Facility	800,000	596,950	596,950	—	203,050	203,050
Bison Peak Funding Facility	1,500,000	1,182,000	1,182,000	—	318,000	233,740
Blanca Peak Funding Facility	1,500,000	1,081,000	1,081,000	—	419,000	360,054
Windom Peak Funding Facility (3)	2,000,000	1,741,465	1,741,465	—	258,535	258,535
Monarch Peak Funding Facility	2,000,000	873,400	873,400	—	1,126,600	968,726
Borah Peak Funding Facility	400,000	223,000	223,000	—	177,000	35,951
2022-1 BSL WH	300,000	148,000	148,000	—	152,000	152,000
Naomi Peak Funding Facility	400,000	400,000	400,000	—	—	—
Meridian Peak Funding Facility	500,000	170,000	170,000	—	330,000	330,000
Haydon Peak Funding Facility	500,000	49,000	49,000	—	451,000	373,519
Bear Peak Funding Facility (3)	468,494	166,031	166,031	—	302,463	130,772
Revolving Credit Facility (4)	5,150,000	1,470,758	1,470,758	—	3,679,242	2,326,743
June 2024 Notes (5)	435,000	435,000	413,964	1,912	—	—
June 2026 Notes	400,000	400,000	397,611	2,389	—	—
May 2027 Notes (5)	625,000	625,000	596,809	2,402	—	—
October 2027 Notes (5)	350,000	350,000	345,618	3,356	—	—
September 2024 Notes (5)	365,000	365,000	345,352	2,015	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,162,596	19,084	—	—
November 2026 Eurobonds	534,975	534,975	529,223	5,752	—	—
November 2024 Notes (5)	500,000	500,000	471,337	3,083	—	—
March 2027 Notes	1,000,000	1,000,000	988,597	11,403	—	—
January 2025 Notes (5)	500,000	500,000	470,441	3,460	—	—
January 2029 Notes	650,000	650,000	639,254	10,746	—	—
March 2025 Notes (5)	900,000	900,000	853,358	6,527	—	—
April 2026 UK Bonds (5)	301,725	301,725	278,946	2,890	—	—
September 2025 Notes (5)	800,000	800,000	786,332	10,952	—	—
2021-1 BSL Notes	663,000	663,000	661,997	1,003	—	—
2021-2 Notes	505,800	505,800	504,255	1,545	—	—
MML 2021-1 Debt	690,000	690,000	685,884	4,116	—	—
MML 2022-1 Debt	759,000	759,000	753,600	5,400	—	—
2022-1 BSL Debt	420,000	420,000	418,408	1,592	—	—
MML 2022-2 Debt	300,500	300,500	297,837	2,663	—	—
Short-Term Borrowings	619,377	619,377	619,377	—	—	—
Total	$36,037,871	$26,842,239	$26,493,658	$102,290	$9,195,632	$6,141,643

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and currencies other currencies.
Under the Bard Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 66.0 million
•British Pounds (GBP) 50.0 million
Under the Castle Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 48.8 million
•Euros (EUR) 36.0 million
•British Pounds (GBP) 42.4 million
Under the Summit Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 132.7 million
•British Pounds (GBP) 6.1 million
Under the Windom Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•British Pounds (GBP) 43.6 million
Under the Bear Peak Funding Facility, as of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Euros (EUR) 75.0 million
•British Pounds (GBP) 50.7 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 247.1 million
•Euros (EUR) 49.0 million
•British Pounds (GBP) 608.8 million
•Swiss Franc (CHF) 102.6 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
As of December 31, 2023 and December 31, 2022, $311.2 million and $395.8 million, respectively, of interest expense and $11.4 million and $12.9 million, respectively, of unused commitment fees were included in interest payable.

For the years ended December 31, 2023, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 6.93%, 4.03% and 2.21%, respectively (including unused fees and accretion of net discounts on unsecured debt) and the average principal debt outstanding was $24,905.9 million, $23,930.7 million and $6,153.4 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$1,639,410	$908,086	$127,795
Facility unused fees	61,182	34,472	5,236
Amortization of deferred financing costs	31,362	25,136	8,834
Amortization of original issue discount and debt issuance costs	27,699	20,823	3,069
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(110,174)	248,311	—
Hedged items	109,958	(246,290)	—
Total interest expense	$1,759,437	$990,538	$144,929
Cash paid for interest expense	$1,946,485	$799,997	$83,793
Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had unfunded commitments, including delayed draw terms loans and revolvers, in the aggregate amount of $5,370.8 million and $6,343.1 million, respectively.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicles’ allocation may change prior to the date of funding. In this regard, as of December 31, 2023 and December 31, 2022, the Company estimates that it had $399.5 million and $1,219.5 million, respectively, of investments that are committed but not yet funded.
As of December 31, 2023 and December 31, 2022, $340.8 million and $282.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through January 7, 2021, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management is not aware of any pending or threatened material litigation.
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
Facility Agreement
On November 2, 2020, the Company entered into the Facility Agreement, which was subsequently amended and restated on November 16, 2020, December 7, 2020 and December 28, 2020 with Goldman Sachs Bank USA (the “Financing Provider”). Under the Facility Agreement, if the Company received subscriptions of at least $400 million (the “Capital Condition”), the Company, or its designee, has a forward obligation to purchase certain investments (the “Portfolio Investments”) from the Financing Provider, who is obligated to sell such investments. The Portfolio Investments will generally consist of originated and anchor loans to private companies consistent with the Company’s investment strategy. Pursuant to the Facility Agreement, the Company may request that the Financing Provider acquire such Portfolio Investments as the Company may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. The Company elected to purchase, and in certain events the Company was required to purchase, from the Financing Provider one or more Portfolio Investments on or before June 30, 2021 (the “Facility End Date”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as the Company satisfied the Capital Condition, which occurred on January 7, 2021, it had no obligation to purchase the Portfolio Investments nor be entitled to any benefits or subject to any obligations under the Facility Agreement unless it waived the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $200 million prior to December 15, 2020, not exceed $300 million on or after December 15, 2020 and prior to December 28, 2020, not exceed $500 million on or after December 28, 2020 and prior to January 18, 2021 and will not exceed $300 million on or after January 18, 2021 up to the Facility End Date (the “Financing Amount”), the Company has agreed to pay, subject to satisfying the Capital Condition, certain fees and expenses to the Financing Provider, including (i) a financing fee at an annual rate of LIBOR plus 1.70% multiplied by the sum of the relevant principal amount for each Portfolio Investment, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount and (iii) a structuring fee equal to $1.453 million which is payable on the earlier of the termination date or the Facility End Date. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
For the year ended December 31, 2021 the Company acquired $610.6 million of investments from the Financing Provider, resulting in net realized gains of $3.7 million.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares during the year ended December 31, 2023 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	172,155,545	$4,301,597
Share transfers between classes	46,741,153	1,160,908
Distributions reinvested	31,244,345	779,404
Share repurchases	(106,798,719)	(2,667,420)
Early repurchase deduction	—	199
Net increase (decrease)	143,342,324	$3,574,688
CLASS S
Subscriptions	97,788,907	$2,442,624
Share transfers between classes	(2,790,572)	(69,353)
Distributions reinvested	13,972,434	348,634
Share repurchases	(17,647,552)	(441,447)
Early repurchase deduction	—	213
Net increase (decrease)	91,323,217	$2,280,671
CLASS D
Subscriptions	10,437,577	$259,923
Share transfers between classes	(43,951,096)	(1,091,555)
Distributions reinvested	728,009	18,060
Share repurchases	(557,743)	(13,828)
Early repurchase deduction	—	12
Net increase (decrease)	(33,343,253)	$(827,388)
Total net increase (decrease)	201,322,288	$5,027,971

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the year ended December 31, 2022 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	299,758,354	$7,657,964
Share transfers between classes	2,883,597	72,944
Distributions reinvested	20,643,452	520,100
Share repurchases	(78,639,416)	(1,938,513)
Early repurchase deduction	—	3,833
Net increase (decrease)	244,645,987	$6,316,328
CLASS S
Subscriptions	151,557,777	$3,867,398
Share transfers between classes	(1,117,876)	(27,793)
Distributions reinvested	8,108,844	204,169
Share repurchases	(8,432,731)	(208,436)
Early repurchase deduction	—	828
Net increase (decrease)	150,116,014	$3,836,166
CLASS D
Subscriptions	32,952,511	$837,827
Share transfers between classes	(1,765,721)	(45,151)
Distributions reinvested	1,465,842	36,842
Share repurchases	(671,166)	(16,537)
Early repurchase deduction	—	104
Net increase (decrease)	31,981,466	$813,085
Total net increase (decrease)	426,743,467	$10,965,579

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the year ended December 31, 2021 (dollars in thousands except share amounts):

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
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2023	$24.85	$24.85	$24.85
February 28, 2023	24.84	24.84	24.84
March 31, 2023	24.77	24.77	24.77
April 30, 2023	24.87	24.87	24.87
May 31, 2023	24.74	24.74	24.74
June 30, 2023	24.86	24.86	24.86
July 31, 2023	24.98	24.98	24.98
August 31, 2023	25.04	25.04	25.04
September 30, 2023	25.23	25.23	25.23
October 31, 2023	25.18	25.18	25.18
November 30, 2023	25.23	25.23	25.23
December 31, 2023	25.39	25.39	25.39

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2022:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	25.80	25.80	25.80
March 31, 2022	25.82	25.82	25.82
April 30, 2022	25.76	25.76	25.76
May 31, 2022	25.28	25.28	25.28
June 30, 2022	24.80	24.80	24.80
July 31, 2022	25.02	25.02	25.02
August 31, 2022	25.12	25.12	25.12
September 30, 2022	24.62	24.62	24.62
October 31, 2022	24.60	24.60	24.60
November 30, 2022	24.73	24.73	24.73
December 31, 2022	24.59	24.59	24.59
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2021:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D (1)
January 31, 2021	$25.25	$25.25	$—
February 28, 2021	25.36	25.36	—
March 31, 2021	25.49	25.49	—
April 30, 2021	25.59	25.59	—
May 31, 2021	25.80	25.80	25.80
June 30, 2021	25.81	25.81	25.81
July 31, 2021	25.80	25.80	25.80
August 31, 2021	25.84	25.84	25.84
September 30, 2021	25.90	25.90	25.90
October 31, 2021	25.93	25.93	25.93
November 30, 2021	25.91	25.91	25.91
December 31, 2021	25.93	25.93	25.93
(1) Class D commenced on May 1, 2021, at which time the Company first accepted subscriptions at a NAV per share of $25.59.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares.
The following tables present distributions that were declared and payable during the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
July 19, 2023	July 31, 2023	August 28, 2023	0.2100	138,028
August 17, 2023	August 31, 2023	September 27, 2023	0.2200	148,342
September 20, 2023	September 30, 2023	October 27, 2023	0.2200	153,681
October 18, 2023	October 31, 2023	November 27, 2023	0.2200	156,483
November 20, 2023	November 30, 2023	December 29, 2023	0.2200	160,165
December 19, 2023	December 31, 2023	January 29, 2024	0.2200	165,395
			$2.5700	$1,729,499

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
July 19, 2023	July 31, 2023	August 28, 2023	0.1924	62,065
August 17, 2023	August 31, 2023	September 27, 2023	0.2023	67,089
September 20, 2023	September 30, 2023	October 27, 2023	0.2023	69,591
October 18, 2023	October 31, 2023	November 27, 2023	0.2021	71,145
November 20, 2023	November 30, 2023	December 29, 2023	0.2022	73,684
December 19, 2023	December 31, 2023	January 29, 2024	0.2021	76,320
			$2.3582	$767,401

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
July 19, 2023	July 31, 2023	August 28, 2023	0.2048	2,551
August 17, 2023	August 31, 2023	September 27, 2023	0.2148	2,635
September 20, 2023	September 30, 2023	October 27, 2023	0.2148	2,908
October 18, 2023	October 31, 2023	November 27, 2023	0.2147	3,161
November 20, 2023	November 30, 2023	December 29, 2023	0.2148	3,256
December 19, 2023	December 31, 2023	January 29, 2024	0.2147	3,318
			$2.5075	$44,882
The following tables present distributions that were declared and payable during the year ended December 31, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 20, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 24, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 27, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	42,578	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1740	105,836
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
October 19, 2022	October 31, 2022	November 29, 2022	0.1900	116,878
November 23, 2022	November 30, 2022	December 29, 2022	0.1900	118,609
December 5, 2022	December 30, 2022	January 27, 2023	0.2100	132,959
			$2.2260	$1,239,553

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 20, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 24, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 27, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	18,159	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1563	40,547
September 7, 2022	September 30, 2022	October 26, 2022	0.1563	41,985
October 19, 2022	October 31, 2022	November 29, 2022	0.1726	47,396
November 23, 2022	November 30, 2022	December 29, 2022	0.1726	48,524
December 5, 2022	December 30, 2022	January 27, 2023	0.1926	55,342
			$2.0113	$478,548

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 20, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 24, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 27, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
July 20, 2022	August 21, 2022	September 1, 2022	0.0700	2,933	(1)
August 24, 2022	August 31, 2022	September 28, 2022	0.1688	7,073
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
October 19, 2022	October 31, 2022	November 29, 2022	0.1849	8,469
November 23, 2022	November 30, 2022	December 29, 2022	0.1849	8,792
December 5, 2022	December 30, 2022	January 27, 2023	0.2049	10,084
			$2.1628	$80,303
(1)Represents a special distribution.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present distributions that were declared and payable during the year ended December 31, 2021:

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

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
(1)Represents a special distribution.
(2)Class D commenced May 1, 2021
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
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
Through December 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2023:

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.5700	$1,729,499	$2.3582	$767,401	$2.5075	$44,882
Net realized gains	—	—	—	—	—	—
Total	$2.5700	$1,729,499	$2.3582	$767,401	$2.5075	$44,882

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2022:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.2260	$1,239,553	$2.0113	$478,548	$2.1628	$80,303
Net realized gains	—	—	—	—	—	—
Total	$2.2260	$1,239,553	$2.0113	$478,548	$2.1628	$80,303

The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2021:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.0955	$385,660	$1.8813	$110,018	$1.4978	$11,740
Net realized gains	0.0194	6,716	0.0194	2,563	0.0194	325
Total	$2.1149	$392,376	$1.9007	$112,581	$1.5172	$12,065

Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company’s Common Shares are sold to certain feeder vehicles primarily created to hold the Company’s Common Shares that in turn offer interests in such feeder vehicles to non-

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company will not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
During the years ended December 31, 2023, 2022, and 2021, 125,004,014, 87,743,313, and 642,787 shares were repurchased, respectively.
The following tables present the share repurchases completed during the years ended December 31, 2023, December 31, 2022, and the period ended December 31, 2021 (dollars in thousands except share and per share amounts):

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2023	36,061,530	3.9%	$24.77	March 31, 2023	$893,037	—
May 31, 2023	48,450,063	5.2%	$24.86	June 30, 2023	$1,204,418	—
August 31, 2023	19,508,786	2.0%	$25.23	September 30, 2023	$492,161	—
November 30, 2023	20,983,635	2.0%	$25.39	December 31, 2023	$532,655	—

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 28, 2022	2,146,916	0.4%	$25.82	March 31, 2022	$54,464	—
May 31, 2022	11,488,257	1.7%	$24.80	June 30, 2022	$282,505	—
August 31, 2022	26,978,603	3.2%	$24.62	September 30, 2022	$663,415	—
November 30, 2022	47,129,537	5.2%	$24.59	December 31, 2022	$1,158,337	—

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
May 28, 2021	48,738	0.1%	$25.81	June 30, 2021	$1,233	—
August 31, 2021	113,735	0.1%	$25.90	September 30, 2021	$2,887	—
November 30, 2021	480,314	0.1%	$25.93	December 31, 2021	$12,205	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	3.08	2.87	3.02
Net change in unrealized and realized gain (loss)	0.29	0.29	0.29
Net increase (decrease) in net assets resulting from operations	3.37	3.16	3.31
Distributions from net investment income (2)	(2.57)	(2.36)	(2.51)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(2.57)	(2.36)	(2.51)
Early repurchase deduction fees (5)	—	—	—
Total increase (decrease) in net assets	0.80	0.80	0.80
Net asset value, end of period	$25.39	$25.39	$25.39
Shares outstanding, end of period	734,579,940	373,864,258	15,452,672
Total return based on NAV (3)	14.4%	13.4%	14.1%
Ratios:
Ratio of net expenses to average net assets (4)	10.3%	11.1%	10.6%
Ratio of net investment income to average net assets (4)	12.3%	11.5%	12.0%
Portfolio turnover rate	13.5%	13.5%	13.5%
Supplemental Data:
Net assets, end of period	$18,649,595	$9,492,496	$392,346
Asset coverage ratio	221.9%	221.9%	221.9%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(4)For the year ended December 31, 2023, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2023, the ratio of total operating expenses to average net assets was 10.3%, 11.1%, and 10.6% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class S and Class D.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following are the financial highlights for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income	2.44	2.23	2.38
Net change in unrealized and realized gain (loss)	(1.56)	(1.56)	(1.56)
Net increase (decrease) in net assets resulting from operations	0.88	0.67	0.82
Distributions from net investment income (2)	(2.23)	(2.01)	(2.16)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(2.23)	(2.01)	(2.16)
Early repurchase deduction fees (5)	0.01	—	—
Total increase (decrease) in net assets	(1.34)	(1.34)	(1.34)
Net asset value, end of period	$24.59	$24.59	$24.59
Shares outstanding, end of period	591,237,616	282,541,041	48,795,925
Total return based on NAV (3)	3.6%	2.7%	3.3%
Ratios:
Ratio of net expenses to average net assets (4)	7.5%	8.4%	8.0%
Ratio of net investment income to average net assets (4)	9.8%	9.0%	9.6%
Portfolio turnover rate	21.2%	21.2%	21.2%
Supplemental Data:
Net assets, end of period	$14,537,932	$6,947,313	$1,199,819
Asset coverage ratio	184.5%	184.5%	184.5%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(4)For the year ended December 31, 2022, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2022, the ratio of total operating expenses to average net assets was 7.5%, 8.4%, and 8.0% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following are the financial highlights for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class I	Class S	Class D (6)
Per Share Data (1):
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income	2.20	1.99	1.46
Net change in unrealized and realized gain (loss) (2)	0.84	0.84	0.39
Net increase (decrease) in net assets resulting from operations	3.04	2.83	1.85
Distributions from net investment income (3)	(2.09)	(1.88)	(1.49)
Distributions from net realized gains (3)	(0.02)	(0.02)	(0.02)
Net increase (decrease) in net assets from shareholders' distributions	(2.11)	(1.90)	(1.51)
Early repurchase deduction fees (7)	—	—	—
Total increase (decrease) in net assets	0.93	0.93	0.34
Net asset value, end of period	$25.93	$25.93	$25.93
Shares outstanding, end of period	346,591,556	132,425,100	16,814,460
Total return based on NAV (4)	12.6%	11.6%	7.4%
Ratios:
Ratio of net expenses to average net assets (5)	4.8%	5.9%	5.7%
Ratio of net investment income to average net assets (5)	8.6%	7.8%	8.3%
Portfolio turnover rate	29.1%	29.1%	29.1%
Supplemental Data:
Net assets, end of period	$8,985,674	$3,433,213	$435,933
Asset coverage ratio	170.2%	170.2%	170.2%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the year ended December 31, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.31, $0.38 and $0.15 impact, on Class I, Class S and Class D, respectively, from the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the year ended December 31, 2021, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2021, the ratio of total operating expenses to average net assets was 5.4%, 6.3%, and 5.9% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.6%, 0.5% and 0.2% on Class I, Class S and Class D, respectively, of average net assets.
(6)Class D commenced on May 1, 2021.
(7)The per share amount rounds to less than $0.01 per share.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
December 31, 2023	$242,243	$2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A
Castle Peak Funding Facility
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Maroon Peak Funding Facility
December 31, 2023	$—	$—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2022-1 BSL WH
December 31, 2023	$—	$—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
Naomi Peak Funding Facility
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
Meridian Peak Funding Facility
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
Haydon Peak Funding Facility
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
Bear Peak Funding Facility
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
Revolving Credit Facility
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
June 2026 Notes
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
October 2027 Notes
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
September 2024 Notes
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
November 2026 Eurobonds
December 31, 2023	$551,975	$2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
January 2029 Notes
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
March 2025 Notes
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
April 2026 UK Bonds
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
September 2025 Notes
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
November 2028 Notes
December 31, 2023	500,000	2,219	—	N/A
2021-1 BSL Notes
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MML 2022-1 Debt
December 31, 2023	$759,000	$2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
2022-1 BSL Debt
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
MML 2022-2 Debt
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
2023-1 Notes
December 31, 2023	305,000	2,219	—	N/A
Short-Term Borrowings
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented, in thousands.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
As of December 31, 2023 and December 31, 2022, the aggregate principal amount of indebtedness outstanding was $23.4 billion and $26.8 billion, respectively.
Note 11. Joint Ventures
BCRED Emerald JV
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), and commenced operations on January 18, 2022 and operates under a limited liability company agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans.
The Company and the Emerald JV partner initially committed to contribute up to $1,500.0 million and $500.0 million of capital, respectively, to the Emerald JV. The Company initially contributed $733.4 million of cash, and the Emerald JV Partner contributed net assets of $244.5 million (i.e., $977.8 million in net assets contributed less $733.4 million in cash received by the Emerald JV Partner) to the Emerald JV in exchange for initial equity ownership interests of 75% and 25%, respectively.
On September 26, 2022, the Company and the Emerald JV Partner agreed to increase their capital commitments to the Emerald JV to $2,250.0 million and $750.0 million, respectively. The Company made capital contributions to the Emerald JV in an aggregate amount of $940.5 million (consisting of cash capital contributions of $670.2 million and an in-kind capital contribution of investments valued at $270.3 million), the Emerald JV Partner made capital contributions to the Emerald JV of approximately $313.5 million (consisting of a cash contribution of $251.4 million and an in-kind capital contribution of investments valued at $62.1 million), and certain of the subsidiaries of the Company sold investments to the Emerald JV for an aggregate cash purchase price of $1,971.6 million.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
On December 22, 2022, the Company made further capital contributions of $222.0 million (consisting of a cash contribution of $124.3 million and an in-kind contribution of investments valued at approximately $97.7 million), and the Emerald JV partner made further capital contributions of $74.0 million. After giving effect to the foregoing transactions, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV remain 75% and 25%, respectively.
The Company and the Emerald JV partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV. As of December 31, 2023 and December 31, 2022, the Company had contributed $2,002.5 million and $2,115.0 million, respectively, and the Emerald JV Partner had contributed $667.5 million and $705.0 million of capital, respectively.
As of December 31, 2023 and December 31, 2022, $247.5 million and $135.0 million of capital remained uncalled from the Company and $82.5 million and $45.0 million of capital remained uncalled from the Emerald JV Partner, respectively. As of December 31, 2023 and December 31, 2022, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV were 75% and 25%, respectively.
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner.
The Company has determined that the Emerald JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Further, the Company has a variable interest in the Emerald JV and has determined that the Emerald JV is a variable interest entity under ASC 810 - Consolidation (“ASC 810”). However, the Company is not deemed to be the primary beneficiary of the Emerald JV as there is equal power between the Company and JV Partner. Accordingly, the Company does not consolidate the Emerald JV.
The Company's investment in the Emerald JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2023:

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.47%	1/29/2027	$2,947	$2,876	$2,955	0.11%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.90%	5/25/2028	9,817	9,506	9,169	0.34
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.71%	10/16/2025	27,685	27,685	27,685	1.02
Peraton Corp.	(10)	SOFR +	3.75%	9.21%	2/1/2028	5,399	5,328	5,419	0.20
TransDigm Inc	(8)	SOFR +	3.25%	8.64%	2/22/2027	309	305	311	0.01
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.71%	12/6/2028	2,948	2,958	2,954	0.11
							48,658	48,493	1.79
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.25%	6/11/2027	19,841	19,714	19,196	0.71
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027	4,399	4,371	4,256	0.16
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026	32,101	32,101	32,101	1.18
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.25%	12/31/2028	26,639	26,256	25,174	0.93
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.72%	12/30/2026	27,539	27,441	26,988	1.00
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	4.75%	10.47%	12/30/2026	7,429	7,403	7,280	0.27
							117,286	114,995	4.25
Airlines
Air Canada	(10)	SOFR +	3.50%	9.14%	8/11/2028	3,940	3,912	3,957	0.15
American Airlines, Inc.	(10)	SOFR +	4.75%	10.34%	4/20/2028	3,434	3,524	3,532	0.13
Brown Group Holdings, LLC	(9)	SOFR +	2.75%	8.21%	6/7/2028	5,887	5,679	5,900	0.22
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.18%	9/23/2028	5,895	5,757	5,897	0.22
United Airlines, Inc.	(10)	SOFR +	3.75%	9.22%	4/21/2028	3,135	3,119	3,151	0.12
							21,991	22,437	0.84
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.86%	3/31/2028	4,821	4,768	4,785	0.18
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.71%	4/12/2028	1,470	1,449	1,473	0.05
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.21%	11/23/2027	2,751	2,756	2,713	0.10
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.64%	2/26/2027	19,487	19,427	19,194	0.71
Griffon Corporation	(9)	SOFR +	2.25%	7.79%	1/24/2029	2,305	2,256	2,311	0.09
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028	4,898	4,854	4,896	0.18
Latham Pool Products, Inc.	(7)(9)	SOFR +	4.00%	9.53%	2/23/2029	28,552	27,883	26,720	0.99
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.69%	4/7/2025	27,513	27,513	27,031	1.00
Tamko Building Product, LLC	(8)	SOFR +	3.50%	8.90%	9/20/2030	2,954	2,954	2,972	0.11
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.71%	11/3/2028	4,900	4,854	4,895	0.18
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	12.00%	12/29/2026	9,927	9,927	9,927	0.37
							103,873	102,132	3.78
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.86%	8/17/2028	9,026	8,942	9,066	0.33
AllSpring Buyer, LLC	(9)	SOFR +	3.25%	8.89%	11/1/2028	1,965	1,972	1,961	0.07
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.38%	7/27/2028	1,081	1,068	1,078	0.04
Apex Group Treasury, LLC	(4)(9)	SOFR +	5.00%	10.40%	7/27/2028	61,380	58,087	61,303	2.26

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Capital Markets (continued)
Citco Funding LLC	(9)	SOFR +	3.50%	8.59%	4/27/2028	$7,284	$7,135	$7,316	0.27%
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	11.85%	4/30/2027	951	937	616	0.02
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.95%	12/22/2027	90,087	89,136	89,186	3.29
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	9.22%	12/1/2028	1,960	1,969	1,967	0.07
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.97%	4/7/2028	8,603	8,366	8,626	0.32
							177,612	181,119	6.67
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.96%	9/30/2026	2,940	2,940	2,927	0.11
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.35%	13.71%	4/14/2030	5,695	4,705	2,893	0.11
Pigments Services, Inc.	(4)(11)	SOFR +	8.35%	13.71% PIK	4/14/2030	3,046	3,046	3,046	0.11
							10,691	8,866	0.33
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.39%	8/18/2028	19,561	19,084	19,618	0.72
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.21%	5/12/2028	8,829	8,643	8,807	0.33
Allied Universal Holdco, LLC	(9)	SOFR +	4.75%	10.07%	5/12/2028	24,938	24,239	24,994	0.92
Anticimex, Inc.	(9)	SOFR +	3.15%	8.46%	11/16/2028	4,916	4,751	4,920	0.18
Anticimex, Inc.	(4)(9)	SOFR +	4.50%	9.92%	11/16/2028	24,688	23,677	24,595	0.91
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.22%	3/31/2028	3,513	3,512	3,489	0.13
EAB Global, Inc.	(9)	SOFR +	3.50%	8.97%	8/16/2028	4,905	4,835	4,905	0.18
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	8.18%	1/31/2027	6,000	5,918	6,025	0.22
Foundational Education Group, Inc.	(4)(9)	SOFR +	4.25%	9.89%	8/31/2028	3,930	3,823	3,851	0.14
Garda World Security Corp.	(8)	SOFR +	4.25%	9.62%	2/1/2029	5,925	5,735	5,941	0.22
Garda World Security Corp.	(8)	SOFR +	4.25%	9.72%	10/30/2026	3,000	3,012	3,009	0.11
International SOS The Americas LP	(4)(9)	SOFR +	3.75%	9.40%	9/7/2028	1,960	1,965	1,967	0.07
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.23%	12/15/2027	12,604	12,448	12,572	0.46
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.47%	12/17/2030	36,457	36,273	36,457	1.35
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	12/10/2027	20,847	20,555	20,847	0.77
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.73%	10/19/2028	134,980	129,455	133,630	4.93
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.95%	6/23/2027	28,104	27,544	20,445	0.75
Recycle & Resource US, LLC	(9)	SOFR +	3.50%	9.11%	7/14/2028	2,940	2,950	2,770	0.10
Revspring, Inc.	(8)	SOFR +	4.00%	9.61%	10/11/2025	2,938	2,940	2,928	0.11
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.22%	12/8/2028	4,669	4,648	4,669	0.17
							346,007	346,439	12.77
Construction & Engineering
Brookfield WEC Holdings, Inc.	(9)	SOFR +	2.75%	8.18%	8/1/2025	9,818	9,612	9,855	0.36
Pike Electric Corp.	(8)	SOFR +	3.00%	8.43%	1/21/2028	6,000	5,853	6,028	0.22
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.96%	12/16/2027	4,418	4,390	4,430	0.16
							19,855	20,313	0.74
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.75%	8.18%	3/19/2029	3,915	3,915	3,931	0.15
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.11%	10/19/2027	5,128	4,988	5,145	0.19
							8,903	9,076	0.34

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.94%	9/29/2028		$74,782	$74,185	$73,660	2.72%
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.21%	3/11/2028		8,829	8,673	8,850	0.33
Charter NEX US, Inc.	(10)	SOFR +	3.75%	9.22%	12/1/2027		6,401	6,212	6,438	0.24
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.47%	8/4/2027		4,377	4,341	4,389	0.16
Novolex, Inc.	(9)	SOFR +	4.18%	9.63%	4/13/2029		5,895	5,705	5,928	0.22
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.50%	9.89%	9/15/2028		2,947	2,947	2,957	0.11
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.97%	8/12/2028		2,947	2,860	2,958	0.11
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.72%	3/3/2028		7,225	7,002	7,194	0.27
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.61%	9/15/2028		5,892	5,727	5,883	0.22
Trident TPI Holdings, Inc.	(9)	SOFR +	4.50%	9.89%	9/15/2028		2,982	2,904	2,990	0.11
								120,556	121,247	4.49
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.14%	12/10/2028		50,260	49,431	48,249	1.78
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.73%	10/17/2025		22,446	22,365	22,446	0.83
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.52%	12/29/2026		15,551	15,574	15,551	0.57
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.96%	11/2/2026		31,816	31,476	31,020	1.14
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.79%	6/23/2028		81,964	80,357	77,046	2.84
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.98%	11/13/2024		31,201	31,009	30,577	1.13
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.20%	6/30/2025		39,199	39,144	38,415	1.42
								269,356	263,304	9.71
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.96%	12/11/2028		8,061	7,836	7,936	0.29
BPPH2 Ltd	(4)(8)	S +	6.62%	11.80%	2/21/2030	GBP	26,000	30,780	32,644	1.20
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	11.02%	7/20/2028		34,616	34,616	34,616	1.28
Colibri Group, LLC	(10)	SOFR +	5.00%	10.58%	3/12/2029		3,930	3,901	3,935	0.15
EM Bidco Limited	(9)	SOFR +	4.25%	9.70%	7/6/2029		4,950	4,935	4,919	0.18
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	6.00%	11.42%	4/30/2027		28,707	28,131	27,883	1.03
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.22%	12/15/2028		7,860	7,717	7,818	0.29
University Support Services, LLC	(9)	SOFR +	3.25%	8.71%	2/10/2029		9,025	8,856	9,038	0.33
Weld North Education, LLC	(9)	SOFR +	3.75%	9.22%	12/21/2027		1,961	1,947	1,963	0.07
								128,719	130,752	4.82
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.21%	4/28/2028		62,199	61,732	61,266	2.26
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.40%	10/15/2028		8,351	8,145	8,360	0.31
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.47%	6/2/2028		6,877	6,642	6,794	0.25
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.11%	2/24/2028		4,417	4,380	4,436	0.16
								80,899	80,856	2.98
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	9.35%	3/22/2029		5,895	5,819	5,892	0.22
Zayo Group Holdings, Inc.	(9)	SOFR +	4.33%	9.64%	3/9/2027		2,104	2,068	1,814	0.07
								7,887	7,706	0.29

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	4.75%	10.24%	3/26/2027		$11,213	$11,141	$10,821	0.40%
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.72%	6/21/2028		6,627	6,491	6,615	0.24
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.49%	12/23/2026		819	814	741	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.52%	12/23/2026		3,194	3,165	2,890	0.11
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.46%	12/23/2026		10,641	10,544	9,630	0.36
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.39%	3/2/2028		2,940	2,950	2,874	0.11
								17,473	16,135	0.61
Energy Equipment & Services
Tetra Technologies, Inc.	(4)(11)	SOFR +	6.25%	11.71%	9/10/2025		22,793	22,793	22,793	0.84
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	9.02%	11/10/2028		4,912	4,909	4,876	0.18
Food Products
Froneri International PLC	(8)	SOFR +	2.25%	7.67%	1/29/2027		4,858	4,760	4,869	0.18
Ground Transportation
Quality Distribution LLC	(4)(11)	SOFR +	6.38%	11.83%	7/1/2028		80,307	79,515	80,307	2.96
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	SOFR +	3.75%	9.62%	2/27/2026		7,848	7,637	7,768	0.29
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.15%	11/1/2028		139,557	136,390	135,339	4.99
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	10.17%	9/8/2026		10,687	10,575	10,524	0.39
Mozart Borrower LP	(9)	SOFR +	3.25%	8.68%	10/23/2028		8,843	8,671	8,897	0.33
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	11.00%	7/20/2029		3,683	3,490	3,425	0.13
Resonetics, LLC	(10)	SOFR +	4.00%	9.65%	4/28/2028		2,940	2,932	2,946	0.11
Sunshine Luxembourg VII S.à r.l, LLC	(10)	SOFR +	3.50%	8.95%	10/1/2026		9,811	9,607	9,875	0.36
								179,302	178,774	6.60
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.96%	8/2/2028		136,004	134,811	134,644	4.97
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.53%	5/7/2027		1,714	1,693	1,698	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.79%	5/7/2027		32,668	32,347	32,668	1.21
ADMI Corp.	(9)	SOFR +	3.75%	9.22%	12/23/2027		4,989	4,879	4,756	0.18
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	11.04%	2/25/2028		83,273	81,488	83,273	3.07
Canadian Hospital Specialties Ltd.	(4)(11)	C +	4.50%	9.93%	4/14/2028	CAD	29,621	21,556	22,075	0.81
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.25%	11.70% (incl. 2.75% PIK)	12/21/2028		21,292	21,012	18,098	0.67
CHG Healthcare Services, Inc.	(9)	SOFR +	3.25%	8.68%	9/29/2028		591	572	593	0.02
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.75%	4/3/2028		29,970	29,741	29,745	1.10
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.43%	11/1/2028		6,878	6,729	6,903	0.25
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026		28,815	28,815	28,671	1.06
Global Medical Response, Inc.	(11)	SOFR +	4.25%	9.93%	10/2/2025		4,904	4,846	3,866	0.14

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.60%	9.90%	6/8/2028	$35,000	$33,144	$33,163	1.22%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.45%	10/15/2026	30,980	30,794	29,586	1.09
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028	2,940	2,943	2,675	0.10
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.50%	10.96%	7/16/2027	16,217	16,169	15,082	0.56
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.96%	7/16/2027	3,172	3,156	2,950	0.11
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	10.39%	2/28/2028	1,960	1,970	1,939	0.07
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.22%	3/31/2027	4,904	4,839	4,336	0.16
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.72%	12/29/2028	3,932	3,920	3,814	0.14
Phoenix Guarantor, Inc.	(8)	SOFR +	3.25%	8.68%	3/5/2026	5,399	5,263	5,403	0.20
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.97%	3/5/2026	2,795	2,798	2,798	0.10
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.71%	3/9/2026	36,376	36,376	36,376	1.34
Radnet, Inc.	(10)	SOFR +	3.00%	8.36%	4/21/2028	4,058	4,059	4,076	0.15
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	11.24%	12/23/2028	136,794	134,601	133,939	4.94
Smile Doctors, LLC	(4)(10)	SOFR +	5.75%	11.18%	12/23/2028	6,551	6,435	6,387	0.24
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.20%	1/2/2029	15,264	15,016	14,659	0.54
U.S. Anesthesia Partners, Inc.	(9)	SOFR +	4.25%	9.71%	10/1/2028	869	872	797	0.03
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	6.00%	11.47%	11/18/2027	20,100	19,899	19,648	0.73
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	SOFR +	6.00%	11.45%	11/18/2027	7,977	7,865	7,754	0.29
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	5.75%	11.36%	6/22/2028	6,284	6,197	3,833	0.14
WHCG Purchaser III, Inc.	(4)(7)(10)	SOFR +	5.75%	11.36%	6/22/2026	739	731	450	0.02
							705,536	696,655	25.71

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
GHX Ultimate Parent Corp	(9)	SOFR +	4.75%	10.12%	6/30/2027	$4,496	$4,401	$4,514	0.17%
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.25%	10/29/2028	44,363	43,802	44,363	1.64
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.22%	10/1/2027	3,892	3,864	3,904	0.14
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.75%	11.18%	3/10/2028	49,375	48,225	49,252	1.82
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.47%	10/22/2026	6,878	6,741	6,912	0.26
							107,033	108,945	4.03
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	SOFR +	3.50%	8.97%	8/17/2028	6,877	6,709	6,896	0.25
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.36%	1/27/2029	6,878	6,640	6,889	0.25
GVC Finance LLC	(9)	SOFR +	3.50%	8.99%	10/31/2029	906	896	908	0.03
GVC Holdings Gibraltar, Ltd.	(9)	SOFR +	2.50%	7.99%	3/29/2027	2,947	2,902	2,959	0.11
IRB Holding Corp.	(10)	SOFR +	3.00%	8.46%	12/15/2027	7,298	7,153	7,319	0.27
Scientific Games Holdings LP	(9)	SOFR +	3.25%	8.66%	4/4/2029	1,975	1,893	1,978	0.07
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.47%	2/5/2027	7,859	7,743	7,901	0.29
Twin River Worldwide Holdings, Inc.	(9)	SOFR +	3.25%	8.93%	10/2/2028	3,326	3,255	3,161	0.12
Whatabrands, LLC	(9)	SOFR +	3.00%	8.47%	8/3/2028	8,686	8,454	8,712	0.32
							45,645	46,723	1.71
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	9.09%	7/31/2028	8,889	8,641	8,907	0.33
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	9.11%	5/19/2028	3,930	3,816	3,913	0.14
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.22%	3/31/2028	8,834	8,648	8,852	0.33
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.96%	4/5/2029	1,743	1,688	1,751	0.06
Vertical US Newco, Inc.	(9)	SOFR +	3.50%	9.38%	7/30/2027	4,020	3,995	4,034	0.15
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.39%	11/19/2028	9,846	9,379	9,379	0.35
							27,526	27,929	1.03
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.46%	10/2/2028	46,359	45,620	46,359	1.71
Alliant Holdings Intermediate, LLC	(9)	SOFR +	3.50%	8.86%	11/6/2030	2,415	2,415	2,429	0.09
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.82%	2/12/2027	6,135	6,056	6,157	0.23
Baldwin Risk Partners, LLC	(9)	SOFR +	3.50%	8.97%	10/14/2027	6,867	6,796	6,878	0.25
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	8.43%	1/27/2027	7,850	7,680	7,870	0.29
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	11.45%	10/29/2028	76,026	75,418	76,026	2.81
Galway Borrower, LLC	(4)(10)	SOFR +	5.25%	10.70%	9/29/2028	44,347	43,463	43,682	1.61
High Street Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.25%	4/14/2028	6,715	6,676	6,715	0.25
Howden Group Holdings Limited	(10)	SOFR +	3.25%	8.75%	11/12/2027	4,417	4,418	4,432	0.16
NFP Corp.	(8)	SOFR +	3.25%	8.72%	2/15/2027	9,171	8,970	9,229	0.34
PGIS Intermediate Holdings, LLC	(4)(10)	SOFR +	5.50%	10.93%	10/16/2028	63,005	61,370	62,060	2.29
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.98%	1/27/2027	77,653	77,606	76,683	2.83
USI, Inc.	(9)	SOFR +	3.00%	8.35%	11/22/2029	6,805	6,749	6,827	0.25
							353,237	355,347	13.11

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.71%	12/6/2027	$2,939	$2,942	$2,883	0.11%
MH Sub I, LLC	(8)	SOFR +	3.75%	9.18%	9/13/2024	1,425	1,409	1,429	0.05
MH Sub I, LLC	(11)	SOFR +	3.75%	9.22%	9/13/2024	853	855	856	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.93%	6/1/2026	6,872	6,759	6,886	0.25
William Morris Endeavor Entertainment, LLC	(8)	SOFR +	2.75%	8.18%	5/18/2025	1,926	1,899	1,934	0.07
							13,864	13,988	0.51
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.59%	12/29/2027	9,588	9,515	9,588	0.35
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.59%	12/29/2026	32,434	32,309	32,434	1.20
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.28%	12/15/2027	20,945	20,696	19,584	0.72
							62,520	61,606	2.27
IT Services
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.43%	12/21/2028	30,024	29,543	30,024	1.11
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.36%	10/16/2026	10,060	9,820	9,992	0.37
Endurance International Group Holdings, Inc.	(10)	SOFR +	3.50%	9.42%	2/10/2028	4,413	4,338	4,335	0.16
Park Place Technologies, LLC	(11)	SOFR +	5.00%	10.46%	11/10/2027	26,280	25,528	26,223	0.97
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.23%	10/25/2027	25,480	25,143	25,289	0.93
Turing Midco, LLC	(9)	SOFR +	2.50%	7.93%	3/24/2028	2,035	2,011	2,042	0.08
Virtusa Corp.	(10)	SOFR +	3.75%	9.21%	2/15/2029	3,930	3,901	3,941	0.15
Virtusa Corp.	(10)	SOFR +	3.75%	9.22%	2/11/2028	1,970	1,925	1,977	0.07
							102,209	103,823	3.84
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.25%	8.86%	11/12/2026	5,855	5,674	5,868	0.22
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.96%	12/4/2026	5,942	5,889	5,837	0.22
Curia Global, Inc.	(10)	SOFR +	3.75%	9.23%	8/30/2026	5,212	5,105	4,706	0.17
							10,994	10,543	0.39
Machinery
Pro Mach Group, Inc.	(11)	SOFR +	4.00%	9.47%	8/31/2028	5,934	5,838	5,958	0.22
Media
Clear Channel Outdoor Holdings, Inc.	(8)	SOFR +	3.50%	9.14%	8/21/2026	1,969	1,950	1,952	0.07
iHeartCommunications, Inc.	(8)	SOFR +	3.00%	8.43%	5/1/2026	5,000	4,855	4,335	0.16
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.72%	9/25/2026	3,920	3,924	3,157	0.12
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.72%	3/15/2026	3,920	3,918	3,932	0.15
UPC Financing Partnership	(8)	SOFR +	3.00%	8.48%	1/31/2029	5,500	5,421	5,490	0.20
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.70%	1/31/2029	3,500	3,467	3,500	0.13
							23,535	22,366	0.83
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	4.00%	9.47%	3/16/2027	3,902	3,872	3,914	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.50%	8.99%	12/31/2030	7,132	7,115	7,157	0.26
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	11.63%	8/15/2028	22,595	22,334	22,595	0.83
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.18%	12/21/2028	4,882	4,853	4,886	0.18
KKR Alberta Midstrean Fince, Inc.	(4)(10)	SOFR +	6.25%	11.63%	8/15/2028	12,293	12,151	12,293	0.45
							46,453	46,931	1.72

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.95%	11/12/2027		$75,304	$74,122	$72,856	2.69%
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(4)(10)	SOFR +	6.00%	11.43%	11/19/2027		51,014	49,258	51,205	1.89
Jazz Pharmaceuticals, Inc.	(9)	SOFR +	3.50%	8.93%	5/5/2028		3,531	3,532	3,553	0.13
								52,790	54,758	2.02
Professional Services
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.97%	8/2/2028		7,643	7,420	7,638	0.28
Armor Holdco, Inc.	(9)	SOFR +	4.50%	9.93%	12/11/2028		4,163	4,099	4,183	0.15
Camelot US Acquisition, LLC	(11)	SOFR +	3.00%	8.43%	10/30/2026		3,122	3,077	3,131	0.12
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.11%	12/29/2028		4,900	4,898	4,896	0.18
CFGI Holdings, LLC	(4)(10)	SOFR +	5.00%	10.46%	11/2/2027		111,185	111,185	111,185	4.10
Corporation Service Company	(9)	SOFR +	3.25%	8.67%	11/2/2029		2,168	2,114	2,177	0.08
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.10%	4/9/2027		9,814	9,665	9,741	0.36
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.11%	11/6/2028		3,439	3,433	3,416	0.13
Galaxy US Opco, Inc.	(9)	SOFR +	4.75%	10.13%	4/29/2029		4,950	4,856	4,109	0.15
IG Investments Holdings, LLC	(4)(10)	SOFR +	6.00%	11.48%	9/22/2028		134,980	134,442	134,305	4.96
Kwor Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.71%	12/22/2028		91,444	88,869	90,073	3.32
Saphilux Sarl	(4)(8)	S +	5.50%	10.69%	7/18/2028	GBP	20,000	25,408	25,493	0.94
Sherlock Buyer Corp.	(4)(10)	SOFR +	5.75%	11.20%	12/8/2028		27,525	27,212	26,974	1.00
The Dun & Bradstreet Corporation	(8)	SOFR +	2.75%	8.17%	2/6/2026		7,929	7,929	7,955	0.29
Trans Union, LLC	(9)	SOFR +	2.25%	7.68%	12/1/2028		1,827	1,833	1,835	0.07
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.75%	11.29%	6/29/2027		118,000	117,123	118,000	4.35
West Monroe Partners, LLC	(4)(10)	SOFR +	5.25%	10.72%	11/8/2028		29,045	28,630	28,319	1.05
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.72%	11/8/2027		569	569	554	0.02
								582,762	583,984	21.55
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	2/16/2028		18,138	18,261	18,138	0.67
Software
Boxer Parent Company, Inc.	(8)	SOFR +	4.25%	9.61%	12/29/2028		7,641	7,565	7,707	0.28
Cloudera, Inc.	(9)	SOFR +	3.75%	9.21%	10/8/2028		8,119	7,883	8,063	0.30
Community Brands ParentCo, LLC	(4)(10)	SOFR +	5.50%	10.96%	2/24/2028		75,175	74,009	74,987	2.77
Confine Visual Bidco	(4)(7)(10)	SOFR +	6.50%	11.81% (incl. 3.00% PIK)	2/23/2029		32,336	31,578	27,880	1.03
ConnectWise, LLC	(9)	SOFR +	3.50%	9.11%	9/29/2028		4,410	4,416	4,410	0.16
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.12%	12/1/2027		3,929	3,906	3,932	0.15
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.36%	11/9/2027		6,876	6,696	6,887	0.25
Epicor Software Corp.	(10)	SOFR +	3.25%	8.72%	7/30/2027		9,810	9,612	9,856	0.36
Flexera Software, LLC	(10)	SOFR +	3.75%	9.22%	3/3/2028		5,509	5,416	5,512	0.20
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.47%	5/12/2028		7,081	6,964	7,067	0.26
GI Consilio Parent, LLC	(9)	SOFR +	4.50%	9.97%	5/12/2028		10,000	9,275	9,965	0.37
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2028		24,147	23,793	24,095	0.89
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.22%	4/27/2027		15,400	15,287	15,400	0.57

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.47%	12/1/2027	$4,409	$4,410	$4,432	0.16%
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.48%	11/19/2026	3,921	3,900	3,726	0.14
Idera, Inc.	(10)	SOFR +	3.75%	9.28%	3/2/2028	2,940	2,947	2,930	0.11
Informatica, LLC	(8)	SOFR +	2.75%	8.18%	10/27/2028	1,572	1,557	1,577	0.06
ION Trading Finance Ltd.	(8)	SOFR +	4.75%	10.20%	4/3/2028	7,724	7,455	7,742	0.29
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.95%	2/8/2026	14,831	14,754	14,682	0.54
Medallia, Inc.	(4)(10)	SOFR +	6.00%	11.45% (incl. 4.00% PIK)	10/29/2028	48,544	47,926	47,573	1.76
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.98%	5/2/2029	4,937	4,919	4,686	0.17
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	10.47%	5/18/2028	27,294	26,248	26,816	0.99
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.88%	5/18/2028	14,925	14,284	14,794	0.55
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.96%	12/1/2027	108,645	106,844	108,645	4.01
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2027	677	639	628	0.02
MRI Software, LLC	(11)	SOFR +	5.50%	10.95%	2/10/2027	10,073	9,880	9,884	0.36
Nintex Topco Limited	(4)(10)	SOFR +	6.00%	11.50%	11/13/2028	32,506	32,014	31,205	1.15
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.46%	9/12/2029	3,310	3,296	3,318	0.12
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.21%	7/1/2026	1,329	1,326	1,319	0.05
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.72%	8/31/2028	8,805	8,503	8,820	0.33
Quartz Acquireco LLC	(4)(9)	SOFR +	3.50%	8.82%	6/28/2030	6,749	6,687	6,779	0.25
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	9.78%	2/1/2029	3,950	3,921	3,037	0.11
RealPage, Inc.	(9)	SOFR +	3.00%	8.47%	4/24/2028	7,852	7,677	7,808	0.29
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.96%	5/12/2027	54,525	53,956	53,699	1.98
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.46%	8/14/2026	4,908	4,874	4,924	0.18
SolarWinds Holdings Inc.	(8)	SOFR +	3.75%	9.11%	2/5/2027	2,908	2,908	2,919	0.11
Sophia, LP	(9)	SOFR +	3.50%	8.96%	10/7/2027	9,824	9,540	9,857	0.36
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.97%	8/11/2028	3,925	3,924	3,886	0.14
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	7.67%	3/22/2029	4,019	3,943	4,031	0.15
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.23%	10/5/2028	58,950	58,094	57,476	2.12
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.97%	3/5/2027	4,904	4,852	4,920	0.18
Symphony Technology Group	(9)	SOFR +	3.75%	9.19%	3/1/2029	5,910	5,827	5,901	0.22
Symphony Technology Group	(10)	SOFR +	5.00%	10.64%	7/27/2028	1,965	1,968	1,406	0.05
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.76%	5/4/2026	9,082	8,912	9,118	0.34
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.27%	5/5/2028	59,390	58,943	57,312	2.12
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.31%	5/5/2028	821	792	746	0.03
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.64%	4/24/2028	5,952	5,907	5,916	0.22
VS Buyer, LLC	(8)	SOFR +	3.25%	8.71%	2/28/2027	3,026	2,995	3,037	0.11
							743,022	741,310	27.36

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.49%	5/3/2026	$36,866	$36,616	$36,866	1.36%
EG America, LLC	(8)	SOFR +	5.50%	11.24%	2/7/2028	2,892	2,808	2,849	0.11
							39,424	39,715	1.47
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.21%	2/28/2028	29,247	29,147	29,247	1.08

Trading Companies & Distributors
Core and Main, LP	(8)	SOFR +	2.50%	7.69%	7/27/2028	3,940	3,873	3,947	0.15
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.89%	1/31/2028	6,869	6,679	6,859	0.25
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	9.11%	12/22/2028	5,890	5,849	5,859	0.22
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.21%	12/17/2027	3,930	3,928	3,892	0.14
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.91%	12/28/2027	3,369	3,327	3,296	0.12
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.49%	4/1/2027	8,688	8,543	8,322	0.31
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.75%	9.21%	10/15/2028	1,965	1,974	1,965	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.96%	6/2/2028	1,965	1,946	1,968	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.97%	6/2/2028	7,864	7,709	7,887	0.29
							43,828	43,995	1.62
Transportation Infrastructure
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.55%	5/3/2027	12	12	12	0.00
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.22%	10/19/2027	11,826	11,748	11,383	0.42
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.26%	10/19/2027	6,806	6,739	6,551	0.24
							18,499	17,946	0.66
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.35%	12/17/2027	6,676	6,551	6,667	0.25
Total First Lien Debt							4,924,428	4,915,829	181.42

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Capital Markets
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.36%	7/27/2029		$11,469	$11,515	$11,357	0.42%
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.39%	7/27/2029		26,378	26,486	26,117	0.96
								38,001	37,474	1.38
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	11.17%	12/10/2029		5,301	4,810	4,598	0.17
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,221	8,060	0.30
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.23%	10/15/2027		24,712	24,568	23,600	0.87
								32,789	31,660	1.17
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.64%	11/1/2029		66,704	65,632	62,201	2.30
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.14%	8/31/2029		37,847	37,151	31,602	1.17
Phoenix Newco, Inc.	(4)(9)	SOFR +	6.50%	11.97%	11/15/2029		37,847	37,146	37,847	1.40
								74,297	69,449	2.57
Software
Proofpoint, Inc.	(9)	SOFR +	6.25%	11.72%	8/31/2029		37,847	37,053	38,320	1.41
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.89%	4/23/2029		29,995	26,505	27,626	1.02
								63,558	65,946	2.43
Total Second Lien Debt								279,087	271,328	10.02
Bonds
Software
Tangerine Bidco SPA	(4)(8)	E +	6.50%	10.43%	12/30/2029	EUR	66,000	68,176	72,679	2.68
TeamSystem SpA	(4)(8)	E +	6.25%	10.22%	2/15/2028	EUR	35,000	33,560	38,638	1.43
								101,736	111,317	4.11
Total Bonds								101,736	111,317	4.11
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)						2,547,048	4,305	8,278	0.31
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)						194	208	109	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)						1,230,769	2,215	2,203	0.08
								2,423	2,312	0.08
Capital Markets
Resolute Investment Managers, Inc.	(4)						11,751	294	294	0.01
Chemicals
Pigments LP Int	(4)						1,212	—	—	0.00
Distributors
Box Co-Invest Blocker, LLC - Series A Units	(4)						780,000	780	398	0.01
Box Co-Invest Blocker, LLC - Series C Units	(4)						94,753	92	102	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)						301,167	1,236	2,837	0.10
								2,108	3,337	0.11

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		974,662	$1,133	$1,245	0.05%
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)				797	210	62	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				429	113	34	0.00
						323	96	0.00
Software
Descartes Holdings, Inc	(4)				168,057	728	348	0.01
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		5,773	5,700	6,798	0.25
						6,428	7,146	0.26
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)				3,000,000	3,542	3,963	0.15
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				3,936	376	540	0.02
Total Equity						20,932	27,211	0.99
Total Investment Portfolio						5,326,183	5,325,685	196.54
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						603	603	0.02
Other Cash and Cash Equivalents						128,611	128,611	4.75
Total Portfolio Investments, Cash and Cash Equivalents						$5,455,397	$5,454,899	201.31%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)Reserved
(7)Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$781	$(16)
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	6,094	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	195	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/2/2025	35,000	(394)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,473	—
Latham Pool Products, Inc.	Revolver	2/18/2029	11,250	(770)
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	3,655	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	1,847	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	3,721	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(118)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/2/2024	800	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,811	(62)
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(43)
West Monroe Partners, LLC	Revolver	11/9/2027	2,274	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	2	—
Total unfunded commitments			$86,203	$(1,521)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2023 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2023 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2023 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of December 31, 2023
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2022:

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027	$2,977	$2,882	$2,919	0.11%
Atlas CC Acquisition Corp.	(10)	L +	4.25%	8.98%	5/25/2028	9,921	9,545	8,401	0.30
Loar Group, Inc.	(4)(11)	L +	7.25%	11.63%	9/29/2023	28,049	28,049	28,049	1.01
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028	5,472	5,382	5,353	0.19
TransDigm Inc	(12)	SOFR +	6.15%	10.47%	2/22/2027	312	306	312	0.01
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028	2,978	2,990	2,930	0.11
							49,154	47,964	1.73
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	9.13%	6/11/2027	24,489	24,287	24,244	0.88
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	12/9/2026	38,931	38,931	38,931	1.41
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028	21,686	21,267	21,417	0.77
SEKO Global Logistics Network, LLC	(4)(5)(11)	L +	4.75%	9.07%	12/30/2026	35,328	35,160	35,151	1.27
							119,645	119,743	4.33
Airlines
Air Canada	(10)	L +	3.50%	8.13%	8/11/2028	3,980	3,946	3,946	0.14
American Airlines, Inc.	(8)	L +	4.00%	8.17%	4/20/2028	3,815	3,938	3,805	0.14
KKR Apple Bidco, LLC	(11)	L +	2.75%	7.13%	9/23/2028	5,955	5,786	5,883	0.21
United Airlines, Inc.	(10)	L +	3.75%	8.11%	4/21/2028	3,980	3,955	3,941	0.14
							17,625	17,575	0.63
Auto Components
Clarios Global LP	(8)	L +	3.25%	7.63%	4/30/2026	3,006	2,864	2,955	0.11
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028	5,945	5,808	5,550	0.20
Building Products
Cornerstone Building Brands, Inc.	(9)	L +	3.25%	7.57%	4/12/2028	1,485	1,459	1,339	0.05
CP Atlas Buyer, Inc.	(9)	L +	3.50%	7.88%	11/23/2027	3,961	3,970	3,484	0.13
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	4.75%	8.88%	4/30/2027	20,448	20,359	19,224	0.70
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027	19,685	19,605	19,685	0.71
Griffon Corporation	(9)	SOFR +	2.50%	7.01%	1/24/2029	2,470	2,405	2,432	0.09
iHeartCommunications, Inc.	(11)	L +	3.00%	7.38%	5/1/2026	5,000	4,789	4,598	0.17
Kodiak BP, LLC	(10)	L +	3.25%	7.98%	3/12/2028	4,950	4,895	4,659	0.17
Latham Pool Products, Inc.	(7)(11)	SOFR +	3.75%	8.22%	2/23/2029	29,775	28,848	27,269	0.99
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.47%	4/7/2025	27,705	27,705	27,428	0.99
New Arclin US Holding Corp.	(7)(9)	L +	3.75%	8.13%	10/2/2028	1,370	1,377	1,186	0.04
Tamko Building Product, LLC	(8)	L +	3.00%	7.73%	6/1/2026	2,977	2,885	2,891	0.10

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Building Products (continued)
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029	$4,950	$4,893	$4,678	0.17%
Windows Acquisition Holdings, Inc.	(4)(5)(11)	L +	6.50%	11.23%	12/29/2026	10,668	10,668	10,668	0.39
							133,858	129,541	4.70
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026	9,073	8,781	8,893	0.32
AllSpring Buyer, LLC	(9)	L +	3.00%	7.75%	11/1/2028	1,985	1,994	1,962	0.07
Resolute Investment Managers, Inc.	(11)	L +	4.25%	8.98%	4/30/2024	2,447	2,451	1,994	0.07
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.75%	10.23%	12/22/2027	96,200	94,928	95,238	3.45
Superannuation And Investments US, LLC	(9)	L +	3.75%	8.13%	12/1/2028	1,980	1,991	1,953	0.07
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028	8,691	8,400	8,133	0.29
							118,545	118,173	4.27
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	8.72%	9/30/2026	2,970	2,973	2,806	0.10
Dominion Colour Corporation	(4)(11)(14)	L +	8.25%	11.19%	4/6/2024	10,970	10,918	5,567	0.20
Starfruit Finco BV	(10)	L +	2.75%	10.13%	10/1/2025	1,980	1,902	1,957	0.07
							15,793	10,330	0.37
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	5,791	5,753	5,685	0.21
Acrisure LLC	(8)	SOFR +	5.75%	9.92%	2/15/2027	27,462	26,103	27,313	0.99
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	8,920	8,687	8,492	0.31
Anticimex, Inc.	(4)(9)	L +	4.00%	8.73%	11/16/2028	2,978	3,002	2,896	0.10
Anticimex, Inc.	(4)(9)	L +	3.50%	5.25%	11/16/2028	24,938	23,695	24,127	0.87
Anticimex, Inc.	(9)	L +	3.50%	8.23%	11/16/2028	4,966	4,764	4,805	0.17
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.37%	5/7/2028	19,619	19,619	19,619	0.71
Belfor Holdings, Inc.	(8)	L +	4.00%	8.38%	4/6/2026	3,969	3,952	3,949	0.14
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	7,950	7,838	7,622	0.28
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	4,955	4,869	4,779	0.17
Energizer Holdings Inc	(9)	L +	3.75%	8.13%	12/8/2028	4,716	4,689	4,523	0.16
eResearchTechnology, Inc.	(11)	L +	4.50%	8.88%	2/4/2027	1,905	1,871	1,686	0.06
First Advantage Holdings, LLC	(11)	L +	2.75%	7.13%	1/31/2027	6,000	5,892	5,903	0.21
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	8.59%	8/31/2028	3,980	3,858	3,582	0.13
Garda World Security Corp.	(8)	L +	4.25%	8.93%	10/30/2026	3,000	3,016	2,927	0.11
Garda World Security Corp.	(8)	SOFR +	4.25%	8.53%	2/1/2029	5,985	5,755	5,776	0.21
Genuine Financial Holdings, LLC	(8)	L +	3.75%	7.82%	7/11/2025	8,230	8,088	7,944	0.29
International SOS The Americas LP	(8)	L +	4.50%	8.88%	9/7/2028	1,980	1,986	1,965	0.07
Java Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.52%	12/15/2027	11,397	11,187	10,977	0.40

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028	$36,830	$36,599	$36,830	1.33%
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.04%	12/10/2027	20,589	20,194	20,399	0.74
KPSKY Acquisition, Inc.	(4)(10)	L +	5.50%	9.54%	10/19/2028	136,343	129,600	128,503	4.65
PECF USS Intermediate Holding III Corp.	(9)	L +	4.25%	8.63%	12/15/2028	2,970	2,986	2,488	0.09
Polyphase Elevator Holding Co.	(4)(11)	L +	4.00%	9.17%	6/23/2027	19,799	19,291	19,106	0.69
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.18%	6/3/2027	8,613	8,392	8,333	0.30
Recycle & Resource US, LLC	(9)	L +	3.50%	8.23%	7/14/2028	2,977	2,990	2,714	0.10
Restaurant Technologies, Inc.	(11)	SOFR +	4.25%	8.83%	4/2/2029	19,854	19,410	19,542	0.71
Revspring, Inc.	(8)	L +	4.00%	8.73%	10/11/2025	2,969	2,972	2,873	0.10
The Action Environmental Group, Inc.	(4)(12)	L +	6.00%	10.66%	1/16/2026	2,062	2,022	2,036	0.07
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.00%	10.66%	1/16/2026	19,400	19,032	19,158	0.69
The Action Environmental Group, Inc.	(4)(12)	L +	3.91%	9.91%	1/15/2026	5,925	5,856	5,850	0.21
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	10.47%	1/15/2026	5,387	5,325	5,319	0.19
							429,293	427,721	15.46
Communications Equipment
Commscope Inc	(10)	L +	4.25%	8.98%	4/6/2026	299	283	282	0.01
Construction & Engineering
Atlas Intermediate III, LLC	(4)(10)	L +	7.50%	11.59%	2/25/2028	24,317	24,256	24,074	0.87
Brookfield WEC Holdings, Inc.	(10)	L +	3.75%	8.07%	8/1/2025	9,919	9,580	9,795	0.35
Pike Electric Corp.	(10)	L +	5.00%	7.39%	1/21/2028	6,000	5,827	5,927	0.21
Pike Electric Corp.	(10)	L +	3.50%	7.82%	1/21/2028	2,993	2,923	2,971	0.11
Refficiency Holdings, LLC	(7)(10)	L +	3.75%	7.82%	12/16/2027	4,472	4,425	4,245	0.15
							47,011	47,012	1.69
Construction Materials
Quikrete Holdings, Inc.	(11)	L +	3.00%	7.38%	6/11/2028	5,955	5,786	5,916	0.21
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	5,180	5,004	5,018	0.18
							10,790	10,934	0.39
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.25%	10.67%	10/2/2028	75,545	74,815	74,789	2.71
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	8,920	8,722	8,603	0.31
Bway Holding Corporation	(11)	L +	6.25%	10.63%	4/3/2024	1,979	1,962	1,936	0.07
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	6,467	6,227	6,294	0.23
Graham Packaging Co, Inc.	(10)	L +	3.00%	7.38%	8/4/2027	4,455	4,407	4,385	0.16
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	8,955	8,647	8,551	0.31
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.87%	11/3/2025	2,977	2,986	2,859	0.10
Ring Container Technologies Group, LLC	(9)	L +	3.50%	7.88%	8/12/2028	2,977	2,871	2,944	0.11
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	7,300	7,019	6,982	0.25

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Containers & Packaging (continued)
Trident TPI Holdings, Inc.	(8)	L +	3.25%	7.98%	9/15/2028	$3,005	$3,005	$2,975	0.11%
Trident TPI Holdings, Inc.	(9)	L +	4.00%	7.67%	9/15/2028	5,951	5,720	5,729	0.21
							126,381	126,047	4.57
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.24%	12/10/2028	50,760	49,752	49,110	1.78
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	10.63%	10/17/2025	23,299	23,168	23,299	0.84
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2026	15,710	15,742	15,632	0.57
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/2/2026	32,141	31,677	31,498	1.14
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	10.98%	6/23/2028	82,800	80,814	79,488	2.88
Tailwind Colony Holding Corporation	(4)(11)	L +	6.25%	10.98%	11/13/2024	31,575	31,156	31,101	1.13
Unified Door & Hardware Group, LLC	(4)(11)	L +	5.75%	10.32%	12/18/2027	39,559	39,457	38,867	1.41
							271,766	268,995	9.75
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	8,143	7,870	7,720	0.28
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	9.74%	7/20/2028	34,970	34,970	34,970	1.27
Colibri Group, LLC	(10)	SOFR +	5.00%	8.74%	3/12/2029	3,970	3,935	3,716	0.13
Dreambox Learning Holding, LLC	(4)(5)(10)	L +	6.25%	9.44%	12/1/2027	34,200	33,627	32,148	1.16
EM Bidco Limited	(9)	SOFR +	4.25%	8.93%	7/6/2029	5,000	4,983	4,898	0.18
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	6,938	6,795	6,680	0.24
Learning Care Group	(11)	L +	3.25%	7.64%	3/13/2025	7,931	7,701	7,399	0.27
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	7,940	7,773	7,654	0.28
Prime Security Service Borrower, LLC	(9)	L +	3.75%	8.13%	9/23/2026	4,962	4,830	4,925	0.18
Renaissance Learning, Inc.	(11)	SOFR +	4.50%	8.72%	3/30/2029	3,980	3,919	3,837	0.14
Rinchem Company, LLC	(4)(9)	SOFR +	4.50%	9.18%	3/2/2029	3,980	3,962	3,771	0.14
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	9,117	8,909	8,889	0.32
Weld North Education, LLC	(9)	L +	3.75%	7.82%	12/21/2027	1,981	1,963	1,946	0.07
							131,237	128,553	4.66
Diversified Financial Services
Barbri Holdings, Inc.	(4)(7)(10)	L +	5.75%	10.13%	4/28/2028	62,851	62,260	62,222	2.25
Citco Funding LLC	(9)	L +	3.25%	7.63%	4/19/2028	7,357	7,174	7,321	0.26
Corporation Service Company	(9)	SOFR +	3.25%	7.57%	11/2/2029	2,527	2,453	2,505	0.09
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	8,436	8,182	7,799	0.28
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	6,947	6,650	6,357	0.23
Sedgwick Claims Management Services, Inc.	(8)	L +	3.25%	7.63%	12/31/2025	7,450	7,312	7,259	0.26
							94,031	93,463	3.37

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.25%	8.83%	3/22/2029		$5,955	$5,864	$5,739	0.21%
Zayo Group Holdings, Inc.	(9)	SOFR +	4.25%	8.57%	3/9/2027		2,125	2,047	1,774	0.06
								7,911	7,513	0.27
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	L +	5.25%	10.01%	3/26/2027		11,330	11,222	11,206	0.41
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028		6,695	6,524	6,245	0.23
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.75%	12/23/2026		14,805	14,628	13,842	0.50
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028		2,970	2,982	2,858	0.10
Ingram Micro, Inc.	(9)	L +	3.50%	8.23%	6/30/2028		2,970	2,982	2,933	0.11
								20,592	19,633	0.71
Energy Equipment & Services
Tetra Technologies, Inc.	(4)(11)	L +	6.25%	10.63%	9/10/2025		22,793	22,793	22,793	0.82
Entertainment
CE Intermediate I, LLC	(4)(9)	L +	4.00%	8.59%	11/10/2028		4,963	4,958	4,739	0.17
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025		4,000	3,948	3,922	0.14
								8,906	8,661	0.31
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	8.68%	2/27/2026		7,936	7,618	7,122	0.26
CPI Buyer, LLC	(4)(7)(10)	L +	5.50%	10.23%	11/1/2028		139,958	136,023	134,950	4.88
CSHC Buyerco, LLC	(4)(7)(11)	L +	4.75%	9.48%	9/8/2026		7,452	7,297	7,287	0.26
Messer GMBH	(9)	L +	2.50%	7.23%	3/2/2026		3,094	3,039	3,072	0.11
Mozart Borrower LP	(9)	L +	3.25%	7.63%	10/23/2028		8,933	8,721	8,505	0.31
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	8.68%	7/20/2029		3,720	3,490	3,460	0.13
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028		2,970	2,960	2,836	0.10
Sunshine Luxembourg VII S.à r.l, LLC	(10)	L +	3.75%	8.48%	10/1/2026		9,912	9,650	9,517	0.34
								178,798	176,749	6.39
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(5)(10)	L +	5.75%	10.13%	8/2/2028		136,388	134,914	134,343	4.86
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.66%	5/7/2027		34,755	34,293	34,222	1.24
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027		5,949	5,758	5,434	0.20
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	10.23%	2/25/2028		97,017	94,344	93,136	3.37
Canadian Hospital Specialties Ltd.	(4)(5)(11)	C +	4.50%	9.36%	4/14/2028	CAD	29,924	21,745	21,919	0.79
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028		20,885	20,519	19,708	0.71
CHG Healthcare Services, Inc.	(9)	L +	3.25%	7.63%	9/29/2028		8,932	8,600	8,758	0.32

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028	$29,079	$28,805	$28,788	1.04%
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.00%	9.53%	4/3/2028	1,186	1,175	1,174	0.04
Electron Bidco, Inc.	(9)	L +	3.00%	7.38%	11/1/2028	6,948	6,766	6,775	0.25
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.19%	10/4/2024	29,118	29,104	28,972	1.05
Forefront Management Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	8.57%	4/1/2029	7,337	7,224	7,169	0.26
Global Medical Response, Inc.	(11)	L +	4.25%	8.42%	10/2/2025	4,955	4,861	3,502	0.13
Heartland Dental, LLC	(4)(8)	L +	4.00%	8.39%	4/30/2025	39,126	37,679	36,913	1.34
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.50%	8.40%	6/8/2028	35,000	32,726	32,375	1.17
Jayhawk Buyer, LLC	(4)(11)	L +	5.00%	9.73%	10/15/2026	31,267	31,017	30,954	1.12
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025	7,000	6,995	6,616	0.24
Midwest Physician Administrative Services, LLC	(10)	L +	3.25%	7.98%	3/12/2028	2,970	2,974	2,743	0.10
National Mentor Holdings, Inc.	(10)	L +	3.75%	8.33%	3/2/2028	3,019	2,556	2,127	0.08
Navigator Acquiror, Inc.	(4)(7)(9)	L +	5.75%	9.98% (incl. 5.11% PIK)	7/16/2027	16,674	16,612	16,507	0.60
NMSC Holdings, Inc.	(10)	SOFR +	5.25%	9.67%	2/23/2029	3,075	3,046	2,532	0.09
Onex TSG Intermediate Corp.	(10)	L +	4.75%	9.16%	2/28/2028	1,980	1,993	1,773	0.06
Pathway Vet Alliance, LLC	(8)	L +	3.75%	8.13%	3/31/2027	4,955	4,868	4,154	0.15
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028	3,709	3,694	3,519	0.13
PetVet Care Centers, LLC	(10)	L +	3.50%	7.88%	2/14/2025	6,445	6,292	6,077	0.22
Phoenix Guarantor, Inc.	(8)	L +	3.50%	7.88%	3/5/2026	8,425	8,249	7,930	0.29
PSKW Intermediate, LLC	(4)(11)	L +	6.25%	10.64%	3/9/2026	36,754	36,754	36,754	1.33
Radnet, Inc.	(10)	L +	3.00%	7.73%	4/21/2028	4,270	4,271	4,166	0.15
Reverb Buyer, Inc.	(9)	L +	3.50%	7.88%	11/1/2028	3,973	3,939	3,733	0.14
Smile Doctors, LLC	(4)(7)(10)	L +	5.75%	10.48%	12/23/2028	147,128	144,323	144,137	5.22
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	L +	5.75%	10.51%	1/2/2029	15,379	15,092	14,893	0.54
Surgery Centers Holdings, Inc.	(10)	L +	3.75%	8.05%	8/31/2026	8,958	8,790	8,867	0.32
U.S. Anesthesia Partners, Inc.	(9)	L +	4.25%	8.37%	10/1/2028	2,970	2,984	2,835	0.10
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	L +	5.50%	10.18%	11/18/2027	25,917	25,543	25,617	0.93
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028	6,595	6,457	5,379	0.19
WP CityMD Bidco, LLC	(9)	L +	4.25%	8.37%	12/22/2028	7,139	7,028	7,133	0.26
							811,990	801,634	29.03

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
Edifecs, Inc.	(4)(10)	L +	5.50%	10.23%	9/21/2026	$9,770	$9,653	$9,672	0.35%
Edifecs, Inc.	(4)(11)	L +	7.50%	12.23%	9/21/2026	17,899	18,327	18,257	0.66
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	10.73%	10/29/2028	44,801	44,152	44,129	1.60
Imprivata, Inc.	(10)	SOFR +	4.25%	8.57%	12/1/2027	4,975	4,844	4,812	0.17
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027	3,932	3,896	3,797	0.14
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.75%	10.07%	3/10/2028	49,875	48,436	48,379	1.75
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026	6,949	6,762	6,845	0.25
							136,070	135,891	4.92
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028	6,947	6,741	6,880	0.25
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029	6,948	6,660	6,619	0.24
GVC Finance LLC	(8)	SOFR +	3.50%	8.18%	10/31/2029	915	903	912	0.03
GVC Holdings Gibraltar, Ltd.	(11)	L +	4.25%	8.63%	3/29/2027	2,977	2,918	2,960	0.11
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027	7,373	7,199	7,166	0.26
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	2/5/2025	1,979	1,981	1,965	0.07
Scientific Games Holdings LP	(9)	SOFR +	3.50%	7.10%	4/4/2029	1,995	1,896	1,907	0.07
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027	7,943	7,789	7,659	0.28
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	7.54%	10/2/2028	5,360	5,196	4,974	0.18
Whatabrands, LLC	(9)	L +	3.25%	7.63%	8/3/2028	8,775	8,489	8,501	0.31
							49,772	49,543	1.80
Household Durables
AI Aqua Merger Sub, Inc.	(7)(9)	SOFR +	3.75%	8.09%	7/31/2028	8,540	8,208	8,034	0.29
Fluidra SA	(9)	SOFR +	2.00%	8.48%	1/29/2029	1,990	1,985	1,898	0.07
Hunter Douglas, Inc.	(9)	SOFR +	3.50%	7.86%	2/26/2029	3,150	3,136	2,788	0.10
							13,329	12,720	0.46
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	L +	3.75%	8.48%	5/19/2028	3,970	3,829	3,850	0.14
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028	8,925	8,693	8,509	0.31
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029	1,995	1,920	1,869	0.07
Vertical US Newco, Inc.	(9)	L +	3.50%	6.87%	7/30/2027	4,060	4,027	3,917	0.14
Victory Buyer, LLC	(4)(9)	L +	3.75%	8.10%	11/19/2028	9,962	9,390	8,393	0.30
							27,859	26,538	0.96
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.42%	10/2/2028	46,833	45,929	45,897	1.66
Alliant Holdings Intermediate, LLC	(10)	L +	3.50%	7.63%	11/5/2027	1,979	1,968	1,956	0.07
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/6/2027	2,970	2,985	2,907	0.11
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82%	2/12/2027	25,061	24,267	24,755	0.90

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Baldwin Risk Partners, LLC	(9)	L +	3.50%	7.79%	10/14/2027	$6,937	$6,846	$6,781	0.25%
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027	7,931	7,702	7,707	0.28
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	10.68%	10/29/2028	76,800	76,058	76,032	2.75
Galway Borrower, LLC	(4)(5)(10)	L +	5.25%	8.99%	9/30/2028	44,873	43,790	43,751	1.58
High Street Buyer, Inc.	(4)(5)(10)	L +	6.00%	10.73%	4/14/2028	6,784	6,735	6,733	0.24
Howden Group Holdings Limited	(10)	L +	3.25%	7.69%	11/12/2027	4,485	4,487	4,375	0.16
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	8,401	8,207	8,327	0.30
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	9,266	8,997	8,886	0.32
PGIS Intermediate Holdings, LLC	(4)(5)(10)	L +	5.50%	10.63%	10/16/2028	63,658	61,661	61,589	2.23
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	10.10%	10/30/2026	45,925	44,972	44,662	1.62
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.17%	1/27/2027	77,653	77,587	77,653	2.81
USI, Inc.	(9)	L +	3.75%	8.33%	11/22/2029	6,874	6,806	6,823	0.25
							428,997	428,834	15.53
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	L +	3.25%	7.63%	12/6/2027	2,970	2,974	2,757	0.10
Cengage Learning, Inc.	(11)	L +	4.75%	7.81%	7/14/2026	1,485	1,496	1,339	0.05
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	7,930	7,798	7,722	0.28
Project Boost Purchaser, LLC	(8)	L +	4.00%	8.39%	6/1/2026	6,944	6,772	6,711	0.24
Red Planet Borrower, LLC	(9)	L +	3.75%	8.13%	10/2/2028	4,950	4,934	3,123	0.11
SurveyMonkey, Inc.	(8)	L +	3.75%	8.14%	10/10/2025	567	566	550	0.02
William Morris Endeavor Entertainment, LLC	(9)	L +	3.75%	8.14%	5/18/2025	4,979	4,802	4,885	0.18
							29,342	27,087	0.98
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(7)(11)	SOFR +	6.00%	10.43%	12/29/2026	42,454	42,207	42,029	1.52
Prodege International Holdings, LLC	(4)(10)	L +	5.75%	10.52%	12/15/2027	21,157	20,842	20,734	0.75
							63,049	62,763	2.27

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services
AI Altius Bidco, Inc.	(4)(5)(10)	L +	5.50%	10.65%	12/21/2028	$38,554	$37,809	$37,783	1.37%
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	10,165	9,820	9,842	0.36
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	4,459	4,350	4,024	0.15
Park Place Technologies, LLC	(11)	SOFR +	5.00%	9.42%	11/10/2027	26,550	25,593	25,106	0.91
Razor Holdco, LLC	(4)(10)	L +	5.75%	9.42%	10/25/2027	25,740	25,310	25,225	0.91
Sabre GLBL, Inc.	(9)	L +	3.50%	7.57%	12/17/2027	4,962	4,720	4,534	0.16
Sabre GLBL, Inc.	(9)	L +	3.50%	7.88%	6/30/2028	4,765	4,536	4,417	0.16
Turing Midco, LLC	(9)	L +	2.75%	6.88%	3/24/2028	2,774	2,737	2,754	0.10
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	1,990	1,933	1,926	0.07
Virtusa Corp.	(10)	L +	3.75%	8.17%	2/15/2029	3,970	3,935	3,843	0.14
							120,743	119,454	4.33
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	7.98%	11/12/2026	8,436	8,077	8,068	0.29
Recess Holdings, Inc.	(11)	L +	3.75%	8.16%	9/30/2024	2,178	2,176	2,170	0.08
							10,253	10,238	0.37
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	7.92%	12/4/2026	5,946	5,869	5,790	0.21
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	10,188	9,889	8,440	0.31
							15,758	14,230	0.52
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028	6,095	5,976	5,942	0.22
Media
Clear Channel Outdoor Holdings, Inc.	(8)	L +	3.50%	7.91%	8/21/2026	1,980	1,953	1,808	0.07
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026	3,960	3,966	3,235	0.12
Univision Communications, Inc.	(10)	L +	3.25%	7.63%	3/15/2026	4,341	4,338	4,286	0.16
UPC Financing Partnership	(11)	L +	3.00%	7.24%	1/31/2029	5,500	5,405	5,385	0.19
Virgin Media Bristol, LLC	(11)	L +	3.25%	7.57%	1/31/2029	3,500	3,460	3,475	0.13
							19,122	18,189	0.67
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	L +	4.00%	8.41%	3/16/2027	3,951	3,911	3,851	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	L +	3.75%	8.48%	6/5/2028	7,925	7,876	7,900	0.29
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	10.52%	8/15/2028	25,906	25,542	25,518	0.92
Freeport LNG Investments, LLLP	(9)	L +	3.50%	7.74%	12/21/2028	4,932	4,896	4,701	0.17
KKR Alberta Midstrean Finance, Inc.	(4)(10)	SOFR +	6.25%	10.52%	8/15/2028	14,094	13,896	13,882	0.50
							52,210	52,001	1.88

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Paper & Forest Products
Profile Products, LLC	(4)(10)	L +	5.50%	10.14%	11/12/2027	$76,192	$74,685	$74,478	2.69%
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(10)	L +	6.00%	10.38%	11/19/2027	51,534	49,372	48,957	1.77
Jazz Pharmaceuticals, Inc.	(10)	L +	4.75%	8.49%	5/5/2028	3,571	3,572	3,545	0.13
							52,944	52,502	1.90
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	9.67%	3/1/2028	18,669	18,590	18,669	0.68
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028	7,940	7,657	7,606	0.28
Armor Holdco, Inc.	(9)	SOFR +	4.50%	9.54%	12/11/2028	4,205	4,127	4,179	0.15
Camelot US Acquisition, LLC	(11)	L +	3.00%	7.38%	10/30/2026	3,548	3,475	3,500	0.13
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.07%	12/29/2028	4,950	4,948	4,892	0.18
CFGI Holdings, LLC	(4)(10)	L +	5.00%	9.39%	11/2/2027	121,504	121,504	121,504	4.40
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027	9,916	9,717	9,286	0.34
Galaxy US Opco, Inc.	(9)	SOFR +	4.75%	9.07%	4/29/2029	5,000	4,887	4,538	0.16
IG Investments Holdings, LLC	(4)(5)(10)	L +	6.00%	10.38%	9/22/2028	136,361	135,703	135,679	4.91
Kwor Acquisition, Inc.	(4)(10)	L +	5.50%	9.64%	12/22/2028	92,164	89,047	88,938	3.22
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025	4,967	4,924	4,912	0.18
Sherlock Buyer Corp.	(4)(10)	L +	5.75%	10.48%	12/8/2028	27,805	27,424	26,832	0.97
The Dun & Bradstreet Corporation	(9)	L +	3.75%	8.07%	2/6/2026	8,013	7,745	7,953	0.29
Trans Union, LLC	(9)	L +	2.25%	6.63%	12/1/2028	2,389	2,399	2,370	0.09
Trinity Air Consultants Holdings Corp.	(4)(10)	L +	5.25%	10.18%	6/29/2027	118,000	116,846	116,820	4.23
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025	6,059	6,016	5,887	0.21
West Monroe Partners, LLC	(4)(7)(10)	L +	5.50%	9.84%	11/8/2028	29,340	28,826	28,593	1.03
							593,835	592,158	21.45
Real Estate Management & Development
Cumming Group, Inc.	(4)(7)(11)	L +	5.25%	8.92%	5/26/2027	14,627	14,584	14,140	0.51
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028	18,138	18,291	18,138	0.66
							32,875	32,278	1.17
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(11)	L +	5.50%	7.75%	7/1/2028	81,142	80,165	80,128	2.90
Software
2U, Inc.	(10)	L +	5.75%	10.16%	12/30/2024	67,442	65,101	64,956	2.35
Apex Group Treasury LLC	(9)	L +	6.75%	11.41%	7/27/2028	22,000	20,680	21,450	0.78
Apex Group Treasury, LLC	(4)(9)	L +	3.75%	8.26%	7/27/2028	41,092	38,476	40,045	1.45
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025	8,089	7,872	7,764	0.28
Brown Group Holdings, LLC	(11)	L +	2.50%	6.88%	6/7/2028	5,953	5,696	5,855	0.21
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028	8,201	7,914	7,759	0.28

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Community Brands ParentCo, LLC	(4)(5)(10)	SOFR +	5.75%	10.17%	2/24/2028	$75,940	$74,480	$74,421	2.69%
Confine Visual Bidco	(4)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029	31,852	30,946	30,158	1.09
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028	4,455	4,462	4,243	0.15
Delta Topco, Inc.	(10)	SOFR +	3.75%	8.15%	12/1/2027	3,970	3,939	3,680	0.13
ECI Macola Max Holding, LLC	(10)	L +	3.75%	8.48%	11/9/2027	6,947	6,718	6,686	0.24
EP Purchaser, LLC	(9)	L +	3.25%	7.63%	11/6/2028	3,474	3,466	3,443	0.12
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027	9,911	9,657	9,539	0.35
Flexera Software, LLC	(10)	L +	3.75%	8.14%	3/3/2028	5,589	5,469	5,377	0.19
GI Consilio Parent, LLC	(9)	L +	4.00%	8.38%	5/12/2028	7,153	7,005	6,785	0.25
GovernmentJobs.com, Inc.	(4)(7)(10)	L +	5.50%	9.88%	12/1/2028	23,423	22,927	22,823	0.83
GraphPAD Software, LLC	(4)(11)	L +	5.50%	6.50%	4/27/2027	15,557	15,409	15,402	0.56
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027	4,455	4,456	4,287	0.16
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026	3,962	3,932	3,582	0.13
Hyland Software, Inc.	(10)	L +	3.50%	7.88%	7/1/2024	3,961	3,941	3,916	0.14
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028	2,970	2,979	2,808	0.10
Informatica, LLC	(11)	L +	2.75%	7.19%	10/27/2028	1,588	1,570	1,562	0.06
ION Trading Finance Ltd.	(8)	L +	4.75%	9.48%	4/3/2028	7,803	7,454	7,421	0.27
Ivanti Software, Inc.	(10)	L +	4.00%	8.73%	12/1/2027	1,980	1,970	1,568	0.06
LD Lower Holdings, Inc.	(4)(7)(11)	L +	6.50%	11.23%	2/8/2026	14,983	14,868	14,758	0.53
Maverick Acquisition, Inc.	(4)(10)	SOFR +	2.50%	9.28%	5/18/2028	27,500	26,206	26,125	0.95
Medallia, Inc.	(4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028	46,458	45,713	45,529	1.65
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029	4,988	4,965	4,685	0.17
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.67%	12/1/2027	110,608	108,230	108,578	3.93
MRI Software, LLC	(5)(11)	L +	5.50%	10.23%	2/10/2026	10,178	9,890	9,809	0.35
Nintex Topco Limited	(4)(10)	L +	6.00%	10.73%	11/13/2028	32,836	32,237	30,702	1.11
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	6.42%	9/12/2029	4,000	3,980	3,941	0.14
Perforce Software, Inc.	(8)	L +	3.75%	8.13%	7/1/2026	1,342	1,338	1,254	0.05
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024	2,970	2,965	2,904	0.11
Proofpoint, Inc.	(5)(9)	L +	3.25%	7.98%	8/31/2028	8,895	8,560	8,575	0.31
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	8.49%	2/1/2029	3,990	3,955	3,096	0.11
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028	7,932	7,713	7,559	0.27
Relativity ODA, LLC	(4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027	53,210	52,472	52,403	1.90
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025	1,492	1,440	1,438	0.05
Rocket Software, Inc.	(9)	L +	4.25%	8.63%	11/28/2025	5,434	5,286	5,247	0.19
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	8.32%	8/14/2026	4,959	4,912	4,831	0.17

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
SolarWinds Holdings Inc.	(10)	SOFR +	4.00%	8.32%	2/5/2027	$2,930	$2,930	$2,906	0.11%
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027	9,925	9,561	9,602	0.35
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028	3,965	3,964	3,663	0.13
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	6.67%	3/22/2029	4,265	4,169	4,197	0.15
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028	29,775	29,264	29,031	1.05
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028	29,775	29,264	29,031	1.05
Surf Holdings, LLC	(8)	L +	3.50%	8.23%	3/5/2027	4,958	4,886	4,820	0.17
Symphony Technology Group	(5)(10)	L +	4.75%	9.17%	7/27/2028	1,985	1,989	1,709	0.06
Symphony Technology Group	(5)(9)	SOFR +	3.75%	7.97%	3/1/2029	5,970	5,863	5,573	0.20
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026	9,174	8,928	8,750	0.32
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	10.12%	5/5/2028	60,795	60,203	59,553	2.15
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028	6,019	5,963	5,000	0.18
VS Buyer, LLC	(11)	L +	3.00%	7.38%	2/28/2027	3,057	3,016	2,979	0.11
							861,249	853,778	30.89
Specialty Retail
CustomInk, LLC	(4)(11)	L +	6.18%	7.18%	5/3/2026	36,866	36,508	36,866	1.33
EG Dutch Finco BV	(8)	L +	4.00%	8.73%	2/7/2025	5,961	5,732	5,644	0.20
							42,240	42,510	1.53
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.17%	2/28/2026	29,237	29,125	28,067	1.02
Trading Companies & Distributors
Core and Main, LP	(11)	SOFR +	2.50%	7.42%	7/27/2028	3,980	3,898	3,940	0.14
Foundation Building Materials, Inc.	(9)	L +	3.25%	7.66%	1/31/2028	6,940	6,700	6,587	0.24
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028	5,953	5,888	5,514	0.20
LBM Acquisition, LLC	(10)	L +	3.75%	7.12%	12/17/2027	3,960	3,958	3,451	0.12
Park River Holdings, Inc.	(10)	L +	3.25%	6.99%	12/28/2027	3,403	3,349	2,991	0.11
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.48%	4/1/2027	8,783	8,593	8,721	0.32
Specialty Building Products Holdings, LLC	(9)	L +	3.25%	7.64%	10/15/2028	1,985	1,996	1,794	0.06
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.92%	6/2/2028	9,930	9,713	9,517	0.34
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	9.99%	10/17/2025	46,970	44,734	40,101	1.45
							88,829	82,616	2.98
Transportation Infrastructure
First Student Bidco, Inc.	(9)	L +	3.00%	7.73%	7/21/2028	3,093	3,088	2,805	0.10
Froneri International PLC	(11)	L +	2.25%	6.63%	1/29/2027	4,918	4,787	4,796	0.17
Frontline Road Safety, LLC	(4)(10)	L +	5.75%	6.68%	5/3/2027	13,251	12,854	12,456	0.45
Roadsafe Holdings, Inc.	(4)(11)	L +	5.75%	10.87%	10/19/2027	18,856	18,670	18,668	0.68
							39,399	38,725	1.40

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027		$6,745	$6,574	$6,462	0.23%
Total First Lien Debt								5,521,131	5,460,255	197.58
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/10/2029		5,301	4,705	4,588	0.17
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,117	8,170	0.30
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.17%	10/15/2027		24,712	24,530	24,527	0.89
								32,647	32,697	1.19
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.35%	11/1/2029		66,704	65,449	57,199	2.07
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	L +	6.50%	10.91%	8/31/2029		37,847	37,028	29,521	1.07
Phoenix Newco, Inc.	(4)(9)	L +	6.50%	10.88%	11/15/2029		37,847	37,027	36,995	1.34
								74,055	66,516	2.41
Software
Apex Group Treasury, LLC	(4)(9)	L +	6.75%	11.48%	7/27/2029		3,622	3,639	3,486	0.13
Apex Group Treasury, LLC	(9)	L +	3.75%	8.26%	7/27/2028		34,225	34,389	32,941	1.19
Proofpoint, Inc.	(5)(9)	L +	3.25%	7.98%	8/31/2028		37,847	36,913	36,538	1.32
Vision Solutions, Inc.	(5)(10)	L +	7.25%	11.61%	4/23/2029		37,847	32,460	28,231	1.02
								107,401	101,196	3.66
Total Second Lien Debt								284,257	262,196	9.49
Bonds
Aerospace & Defense
Howmet Aerospace Inc	(8)		5.90%	5.90%	2/1/2027		1,360	1,389	1,355	0.05
Automobiles
Ford Motor Co	(8)		4.13%	4.13%	8/4/2025		2,610	2,505	2,449	0.09
Banks
Barclays PLC	(8)		5.20%	5.20%	5/12/2026		2,570	2,540	2,502	0.09
Barclays PLC	(8)		4.84%	4.84%	5/9/2028		860	812	794	0.03
Barclays PLC	(8)		2.85%	2.85%	5/7/2026		2,100	1,961	1,953	0.07
Huntington Bancshares Inc	(8)		4.44%	4.44%	8/4/2028		620	598	592	0.02
Lloyds Banking Group PLC	(8)		4.65%	4.65%	3/24/2026		5,000	4,849	4,794	0.17
Synchrony Bank	(8)		5.40%	5.40%	8/22/2025		5,000	4,946	4,912	0.18
Synovus Financial Corp	(8)		5.20%	5.20%	8/11/2025		100	99	99	0.00
								15,805	15,646	0.56

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Building Products
Trane Technologies Luxembourg Finance SA	(8)	3.80%	3.80%	3/21/2029	$460	$432	$424	0.02%
Capital Markets
FactSet Research Systems Inc	(8)	2.90%	2.90%	3/1/2027	1,810	1,672	1,646	0.06
Jefferies Financial Group Inc.	(8)	4.15%	4.15%	1/23/2030	2,650	2,424	2,372	0.09
MSCI Inc.	(8)	4.00%	4.00%	11/15/2029	200	183	175	0.01
Nomura Holdings Inc	(8)	1.65%	1.65%	7/14/2026	2,250	1,986	1,961	0.07
Nomura Holdings Inc	(8)	2.33%	2.33%	1/22/2027	1,270	1,134	1,114	0.04
StoneX Group Inc.	(8)	8.63%	8.63%	6/15/2025	1,740	1,777	1,760	0.06
						9,176	9,028	0.33
Chemicals
Ingevity Corp	(8)	3.88%	3.88%	11/1/2028	480	421	414	0.01
Minerals Technologies Inc.	(8)	5.00%	5.00%	7/1/2028	1,240	1,123	1,107	0.04
Westlake Corp	(8)	3.60%	3.60%	8/15/2026	3,400	3,235	3,199	0.12
						4,779	4,720	0.17
Commercial Services & Supplies
Clean Harbors Inc.	(8)	4.88%	4.88%	7/15/2027	740	718	702	0.03
Communications Equipment
Juniper Networks Inc	(8)	3.75%	3.75%	8/15/2029	2,230	2,029	1,992	0.07
Motorola Solutions Inc	(8)	4.60%	4.60%	5/23/2029	4,110	4,018	3,920	0.14
						6,047	5,912	0.21
Construction & Engineering
Fluor Corp	(8)	4.25%	4.25%	9/15/2028	1,870	1,719	1,686	0.06
Quanta Services Inc	(8)	0.95%	0.95%	10/1/2024	1,830	1,695	1,686	0.06
						3,414	3,372	0.12
Consumer Finance
FirstCash Inc	(8)	5.63%	5.63%	1/1/2030	3,460	3,216	3,084	0.11
Navient Corp	(8)	6.75%	6.75%	6/25/2025	4,060	4,011	3,904	0.14
Navient Corp	(8)	4.88%	4.88%	3/15/2028	460	393	379	0.01
OneMain Finance Corp	(8)	6.88%	6.88%	3/15/2025	3,070	3,040	2,956	0.11
PRA Group Inc	(8)	5.00%	5.00%	10/1/2029	860	727	711	0.03
SLM Corp	(8)	4.20%	4.20%	10/29/2025	240	227	220	0.01
						11,614	11,254	0.41
Containers & Packaging
Berry Global, Inc.	(8)	1.65%	1.65%	1/15/2027	3,320	2,872	2,844	0.10
OI European Group BV	(8)	4.75%	4.75%	2/15/2030	550	491	482	0.02
TriMas Corp	(8)	4.13%	4.13%	4/15/2029	150	133	131	0.00
						3,496	3,457	0.12

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Diversified Consumer Services
Block Financial LLC	(8)	2.50%	2.50%	7/15/2028	$3,220	$2,796	$2,743	0.10%
Prime Security Services Borrower LLC	(8)	5.75%	5.75%	4/15/2026	2,800	2,783	2,701	0.10
Service Corp International	(8)	4.63%	4.63%	12/15/2027	3,900	3,712	3,650	0.13
						9,291	9,094	0.33
Electric Utilities
NextEra Energy Operating Partners LP	(8)	4.25%	4.25%	7/15/2024	180	177	175	0.01
Electronic Equipment, Instruments & Components
Avnet Inc	(8)	4.63%	4.63%	4/15/2026	1,990	1,937	1,917	0.07
CDW LLC	(8)	2.67%	2.67%	12/1/2026	1,740	1,572	1,548	0.06
CDW LLC	(8)	3.28%	3.28%	12/1/2028	4,280	3,733	3,672	0.13
Flex Ltd	(8)	4.88%	4.88%	6/15/2029	5,000	4,769	4,715	0.17
Jabil Inc	(8)	4.25%	4.25%	5/15/2027	5,000	4,798	4,736	0.17
Teledyne Technologies Inc	(8)	1.60%	1.60%	4/1/2026	1,340	1,209	1,200	0.04
TTM Technologies Inc	(8)	4.00%	4.00%	3/1/2029	630	560	541	0.02
						18,578	18,329	0.66
Energy Equipment & Services
Enerflex Ltd	(8)	9.00%	9.00%	10/15/2027	2,920	2,964	2,916	0.11
Equity Real Estate Investment
EPR Properties	(8)	4.95%	4.95%	4/15/2028	430	380	368	0.01
Equity Real Estate Investment Trusts (REITs)
Brixmor Operating Partnership LP	(8)	4.13%	4.13%	6/15/2026	3,780	3,609	3,569	0.13
Iron Mountain Inc	(8)	4.88%	4.88%	9/15/2027	2,670	2,535	2,460	0.09
Iron Mountain Inc	(8)	5.25%	5.25%	3/15/2028	1,120	1,065	1,032	0.04
Service Corp International	(8)	7.50%	7.50%	9/15/2025	3,910	3,829	3,731	0.14
						11,038	10,792	0.40
Food Products
Campbell Soup Co	(8)	4.15%	4.15%	3/15/2028	880	857	842	0.03
Conagra Brands Inc	(8)	4.85%	4.85%	11/1/2028	700	696	684	0.02
Conagra Brands Inc	(8)	1.38%	1.38%	11/1/2027	2,580	2,187	2,153	0.08
Lamb Weston Holdings Inc	(8)	4.88%	4.88%	5/15/2028	2,820	2,726	2,677	0.10
						6,466	6,356	0.23
Gas Utilities
Superior General Partner Inc	(8)	4.50%	4.50%	3/15/2029	330	290	283	0.01

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Health Care Providers & Services
Centene Corp	(8)	4.25%	4.25%	12/15/2027	$2,330	$2,226	$2,190	0.08%
HCA Inc.	(8)	4.50%	4.50%	2/15/2027	5,360	5,224	5,174	0.19
Molina Healthcare Inc	(8)	4.38%	4.38%	6/15/2028	120	112	110	0.00
Universal Health Services Inc	(8)	1.65%	1.65%	9/1/2026	2,560	2,229	2,198	0.08
						9,791	9,672	0.35
Hotels, Restaurants & Leisure
Hilton Domestic Operating Co Inc	(8)	3.75%	3.75%	5/1/2029	400	359	347	0.01
Hyatt Hotels Corp	(8)	4.38%	4.38%	9/15/2028	4,220	3,933	3,869	0.14
New Red Finance Inc	(8)	3.88%	3.88%	1/15/2028	2,080	1,923	1,865	0.07
New Red Finance Inc	(8)	3.50%	3.50%	2/15/2029	2,900	2,559	2,491	0.09
Vail Resorts Inc	(8)	6.25%	6.25%	5/15/2025	940	952	942	0.03
Yum! Brands Inc	(8)	4.75%	4.75%	1/15/2030	1,680	1,595	1,544	0.06
						11,321	11,058	0.40
Household Durables
D.R. Horton Inc	(8)	1.30%	1.30%	10/15/2026	3,860	3,370	3,324	0.12
Lennar Corp	(8)	4.75%	4.75%	11/29/2027	1,830	1,789	1,767	0.06
LGI Homes Inc	(8)	4.00%	4.00%	7/15/2029	790	622	611	0.02
M/I Homes Inc	(8)	3.95%	3.95%	2/15/2030	560	448	453	0.02
Meritage Homes Corp	(8)	3.88%	3.88%	4/15/2029	1,100	955	934	0.03
Taylor Morrison Communities Inc	(8)	5.88%	5.88%	6/15/2027	640	640	616	0.02
Taylor Morrison Communities Inc	(8)	5.75%	5.75%	1/15/2028	840	815	788	0.03
Tempur Sealy International Inc	(8)	4.00%	4.00%	4/15/2029	1,920	1,680	1,616	0.06
Toll Brothers Finance Corp	(8)	4.88%	4.88%	3/15/2027	5,120	4,905	4,896	0.18
						15,224	15,005	0.54
Independent Power and Renewable Electricity Producers
DPL INC	(8)	4.13%	4.13%	7/1/2025	2,260	2,174	2,127	0.08
Drax Finco PLC	(8)	6.63%	6.63%	11/1/2025	2,450	2,367	2,345	0.08
						4,541	4,472	0.16
Industrial Conglomerates
Icahn Enterprises LP	(8)	4.75%	4.75%	9/15/2024	1,180	1,154	1,134	0.04
Icahn Enterprises LP	(8)	5.25%	5.25%	5/15/2027	3,520	3,329	3,231	0.12
						4,483	4,365	0.16
Insurance
Willis North America Inc	(8)	4.65%	4.65%	6/15/2027	2,820	2,769	2,728	0.10

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
IT Services
CGI Inc	(8)	1.45%	1.45%	9/14/2026	$2,190	$1,952	$1,940	0.07%
Gartner Inc.	(8)	3.63%	3.63%	6/15/2029	4,100	3,714	3,608	0.13
						5,666	5,548	0.20
Machinery
Allison Transmission Inc	(8)	4.75%	4.75%	10/1/2027	820	777	762	0.03
Allison Transmission Inc	(8)	5.88%	5.88%	6/1/2029	3,470	3,389	3,265	0.12
CNH Industrial NV	(8)	3.85%	3.85%	11/15/2027	2,370	2,251	2,224	0.08
Weir Group PLC	(8)	2.20%	2.20%	5/13/2026	3,810	3,449	3,383	0.12
						9,866	9,634	0.35
Media
Sirius XM Radio Inc	(8)	5.00%	5.00%	8/1/2027	4,460	4,245	4,132	0.15
Metals & Mining
Carpenter Technology Corp	(8)	6.38%	6.38%	7/15/2028	3,280	3,179	3,125	0.11
FMG Resources August 2006 Pty Ltd	(8)	5.88%	5.88%	4/15/2030	2,880	2,752	2,687	0.10
Freeport-McMoRan Inc	(8)	4.13%	4.13%	3/1/2028	5,000	4,697	4,633	0.17
Mineral Resources Ltd	(8)	8.00%	8.00%	11/1/2027	4,300	4,487	4,403	0.16
Steel Dynamics Inc	(8)	3.45%	3.45%	4/15/2030	4,620	4,169	4,073	0.15
						19,284	18,921	0.69
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Trust Inc	(8)	3.75%	3.75%	12/31/2024	4,640	4,476	4,362	0.16
Multiline Retail
Macy's Retail Holdings LLC	(8)	5.88%	5.88%	3/15/2030	520	470	452	0.02
Oil, Gas & Consumable Fuels
Antero Midstream Partners LP	(8)	5.75%	5.75%	3/1/2027	3,590	3,524	3,400	0.12
Crestwood Midstream Partners LP	(8)	5.63%	5.63%	5/1/2027	1,500	1,437	1,398	0.05
DCP Midstream Operating LP	(8)	5.38%	5.38%	7/15/2025	2,880	2,887	2,858	0.10
DCP Midstream Operating LP	(8)	5.63%	5.63%	7/15/2027	2,270	2,302	2,256	0.08
EnLink Midstream Partners LP	(8)	4.85%	4.85%	7/15/2026	1,640	1,583	1,544	0.06
Hess Corp	(8)	4.30%	4.30%	4/1/2027	3,790	3,670	3,625	0.13
Hess Midstream Operations LP	(8)	5.13%	5.13%	6/15/2028	2,810	2,664	2,603	0.09
Holly Energy Partners LP	(8)	6.38%	6.38%	4/15/2027	4,120	4,156	4,053	0.15
Matador Resources Co	(8)	5.88%	5.88%	9/15/2026	2,170	2,119	2,090	0.08
NuStar Logistics LP	(8)	6.00%	6.00%	6/1/2026	2,750	2,710	2,653	0.10
ONEOK Inc	(8)	4.55%	4.55%	7/15/2028	2,420	2,330	2,289	0.08
PBF Holding Co LLC	(8)	7.25%	7.25%	6/15/2025	4,400	4,330	4,355	0.16
Phillips 66 Partners LP	(8)	3.75%	3.75%	3/1/2028	3,150	2,959	2,905	0.11
Spectra Energy Partners LP	(8)	3.38%	3.38%	10/15/2026	470	445	438	0.02

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount		Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Oil, Gas & Consumable Fuels (continued)
Sunoco LP	(8)	4.50%	4.50%	5/15/2029		$3,010	$2,738	$2,637	0.10%
							39,854	39,104	1.43
Paper & Forest Products
Louisiana-Pacific Corp	(8)	3.63%	3.63%	3/15/2029		1,910	1,687	1,658	0.06
Personal Products
Edgewell Personal Care Co	(8)	5.50%	5.50%	6/1/2028		820	785	768	0.03
Pharmaceuticals
Royalty Pharma PLC	(8)	1.75%	1.75%	9/2/2027		680	587	577	0.02
Professional Services
Booz Allen Hamilton Inc	(8)	3.88%	3.88%	9/1/2028		4,320	3,972	3,835	0.14
Real Estate Management & Development
Howard Hughes Corp	(8)	5.38%	5.38%	8/1/2028		2,250	2,080	2,031	0.07
Howard Hughes Corp	(8)	4.13%	4.13%	2/1/2029		180	156	151	0.01
							2,236	2,182	0.08
Road & Rail
Ryder System Inc	(8)	4.30%	4.30%	6/15/2027		1,000	969	959	0.03
Semiconductors & Semiconductor Equipment
Broadcom Corp	(8)	3.88%	3.88%	1/15/2027		5,450	5,219	5,163	0.19
ON Semiconductor Corp	(8)	3.88%	3.88%	9/1/2028		150	136	131	0.00
Qorvo Inc	(8)	1.75%	1.75%	12/15/2024		4,770	4,414	4,399	0.16
							9,769	9,693	0.35
Software
Fair Isaac Corp	(8)	4.00%	4.00%	6/15/2028		4,770	4,404	4,337	0.16
Oracle Corp	(8)	2.80%	2.80%	4/1/2027		1,150	1,059	1,048	0.04
Tangerine Bidco SPA	(4)(8)	6.50%	6.50%	12/30/2029	EUR	66,000	67,855	68,325	2.47
TeamSystem SpA	(4)(8)	6.50%	6.50%	2/15/2028	EUR	35,000	33,348	36,325	1.31
							106,666	110,035	3.98
Specialty Retail
Abercrombie & Fitch Management Co	(8)	8.75%	8.75%	7/15/2025		1,700	1,700	1,669	0.06
Asbury Automotive Group, Inc.	(8)	4.75%	4.75%	3/1/2030		660	573	553	0.02
Bath & Body Works Inc	(8)	9.38%	9.38%	7/1/2025		2,410	2,618	2,577	0.09
Foot Locker Inc	(8)	4.00%	4.00%	10/1/2029		440	370	343	0.01
Gap Inc	(8)	3.63%	3.63%	10/1/2029		1,940	1,538	1,371	0.05
Sonic Automotive Inc	(8)	4.63%	4.63%	11/15/2029		440	372	353	0.01
							7,171	6,866	0.24

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Bonds (continued)
Technology Hardware, Storage & Peripherals
VMware Inc	(8)	3.90%	3.90%	8/21/2027	$3,030	$2,874	$2,833	0.10%
Xerox Holdings Corp	(8)	5.50%	5.50%	8/15/2028	1,680	1,436	1,347	0.05
						4,310	4,180	0.15
Textiles, Apparel & Luxury Goods
PVH Corp	(8)	4.63%	4.63%	7/10/2025	1,810	1,765	1,749	0.06
Thrifts & Mortgage Finance
MGIC Investment Corp	(8)	5.25%	5.25%	8/15/2028	1,620	1,533	1,496	0.05
NMI Holdings Inc	(8)	7.38%	7.38%	6/1/2025	2,060	2,116	2,084	0.08
Radian Group Inc	(8)	6.63%	6.63%	3/15/2025	2,850	2,857	2,816	0.10
						6,506	6,396	0.23
Trading Companies & Distributors
Air Lease Corp	(8)	1.88%	1.88%	8/15/2026	5,030	4,447	4,375	0.16
GATX Corp	(8)	3.25%	3.25%	9/15/2026	270	254	251	0.01
						4,701	4,626	0.17
Trading Companies & Distributors
AerCap Ireland Capital DAC / AerCap Global Aviation Trust	(8)	3.88%	3.88%	1/23/2028	2,850	2,608	2,568	0.09
AerCap Ireland Capital DAC / AerCap Global Aviation Trust	(8)	4.63%	4.63%	10/15/2027	2,280	2,165	2,121	0.08
AerCap Ireland Capital DAC / AerCap Global Aviation Trust	(8)	3.00%	3.00%	10/29/2028	540	467	453	0.02
United Rentals North America Inc	(8)	4.88%	4.88%	1/15/2028	1,800	1,747	1,710	0.06
						6,987	6,852	0.25
Total Bonds						398,660	396,461	14.35

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)				2,547,048	$4,305	$5,680	0.21%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				194	208	155	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)				1,230,769	2,215	2,400	0.09
						2,423	2,555	0.10
Distributors
Box Co-Invest Blocker, LLC	(4)				780,000	780	694	0.03
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		974,662	1,133	1,184	0.04
Deneb Ultimate Topco, LLC - Class A Units	(4)				728	728	575	0.02
						1,861	1,759	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)				797	210	227	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)				429	113	122	0.00
						323	349	0.01
Software
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		5,773	5,700	6,134	0.22
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				3,936	376	275	0.01
Equity Total						15,768	17,446	0.63
Total Investments — non-controlled/non-affiliated						6,219,816	6,136,358	222.04
Total Investments — non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP) - Class A Common Units	(4)(14)				502,415	1,828	3,190	0.12
Total Equity						1,828	3,190	0.12
Total Investments — non-controlled/affiliated						1,828	3,190	0.12
Investments—controlled/affiliated
Equity
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC) - Series A Preferred Units	(4)(14)				3,000,000	3,542	3,762	0.14
Total Equity						3,542	3,762	0.14
Total Investments - controlled/affiliated						3,542	3,762	0.14
Total Investment Portfolio						6,225,186	6,143,310	222.29

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						$5,107	$5,107	0.18%
Other Cash and Cash Equivalents						118,005	118,005	4.27
Total Portfolio Investments, Cash and Cash Equivalents						$6,348,298	$6,266,422	226.75%
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD) and Euros (EUR). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)    The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$781	$(16)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	489	—
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/31/2028	519	—
Barbri Holdings, Inc.	Delayed Draw Term Loan	4/28/2023	1,363	—
Bazaarvoice, Inc.	Revolver	5/7/2026	2,123	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	7,311	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	2,832	—
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	6,094	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	7,175	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	3,511	(53)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	1,150	—
Cumming Group, Inc.	Revolver	5/26/2027	1,776	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	44	—
Donuts, Inc.	Delayed Draw Term Loan	12/29/2027	5,874	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/30/2027	14,500	—
Forefront Management Holdings, LLC	Delayed Draw Term Loan	3/23/2029	132	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	8,018	(80)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	3,414	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	$1,939	$(15)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	2,094	—
Latham Pool Products, Inc.	Delayed Draw Term Loan	2/18/2029	11,250	(942)
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	2,542	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	3,686	—
New Arclin US Holding Corp.	Delayed Draw Term Loan	9/22/2028	202	(24)
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	263	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	2,115	(62)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	3,721	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	1,442	—
Refficiency Holdings, LLC	Delayed Draw Term Loan	12/16/2027	1	—
Relativity ODA, LLC	Revolver	5/12/2027	538	(8)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	5,185	(52)
Smile Doctors, LLC	Revolver	12/23/2027	2,425	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	2,139	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	507	—
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	2,160	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(19)
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	117	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	7,580	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	(14)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	491	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	1,154	—
Total Unfunded Commitments			$133,525	$(1,395)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of December 31, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of December 31, 2022 was 1.50%.
(14)    Loan was on non-accrual status as of December 31, 2022.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statement of assets and liabilities information of the Emerald JV as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $5,326,183 and $6,225,186 at December 31, 2023 and December 31, 2022, respectively)	$5,325,685	$6,143,310
Cash and cash equivalents	129,214	123,112
Interest receivable	44,034	67,094
Receivable for investments sold	17,056	195,023
Deferred financing costs	15,576	12,664
Other assets	—	65
Total assets	$5,531,565	$6,541,268
LIABILITIES
Debt	$2,672,363	$3,377,064
Distribution payable	106,593	91,832
Payable for investments purchased and other liabilities	42,929	308,750
Total liabilities	2,821,885	3,777,646
MEMBERS’ EQUITY
Members’ Equity	2,709,680	2,763,622
Total members’ equity	2,709,680	2,763,622
Total liabilities and members' equity	$5,531,565	$6,541,268
(1)    Amount rounds to less than one thousand.

The following table presents the selected consolidated statements of operations information of the Emerald JV for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Period Ended December 31, 2022
Investment income:
Interest income	$652,708	$242,406
Payment-in-kind interest income	5,692	2,586
Dividend income	59	2,031
Other income	1,840	2,937
Total investment income	660,299	249,960
Expenses:
Interest expense	237,692	79,232
Other expenses	4,115	3,914
Total expenses	241,807	83,146
Net investment income before taxes	418,492	166,814
Tax expense	—	—
Net investment income after taxes	$418,492	$166,814
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	75,379	(82,456)
Net realized gain (loss) on investments and foreign currency	(9,491)	(6,965)
Total net realized and change in unrealized gain (loss) on investments	65,888	(89,421)
Net increase (decrease) in net assets resulting from operations	$484,380	$77,393

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
BCRED Verdelite JV
BCRED Verdelite JV LP (“Verdelite JV”), a Delaware limited liability company, was formed as a joint venture between the Company and an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”), and commenced operations on October 21, 2022 and operates under a limited liability company agreement. The Verdelite JV’s principal purpose is to make investments, primarily in broadly syndicated loans.
On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company contributed $117.7 million (consisting of a cash contribution of $26.2 million and an in-kind capital contribution of investments valued at $91.5 million), and the Verdelite JV Partner contributed cash of $16.8 million, in exchange for equity ownership interests of 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV. As of December 31, 2023 and December 31, 2022, the Company had contributed $117.7 million and the Verdelite JV Partner had contributed $16.8 million of capital, respectively, and $29.3 million and $4.2 million of capital remained uncalled from the Company and the Verdelite JV Partner, respectively. As of December 31, 2023 and December 31, 2022, the Company and the Verdelite JV Partner’s initial equity ownership interests are 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner.
The Company has determined that the Verdelite JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Further, the Company has a variable interest in the Verdelite JV and has determined that the Verdelite JV is a variable interest entity under ASC 810. However, the Company is not deemed to be the primary beneficiary of the Verdelite JV as there is equal power between the Company and JV Partner. Accordingly, the Company does not consolidate the Verdelite JV.
The Company's investment in the Verdelite JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022.

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2023:

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.47%	1/29/2027	$420	$417	$421	0.29%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.90%	5/25/2028	2,657	2,480	2,482	1.68
Avolon TLB Borrower 1 US LLC	(9)	SOFR +	2.00%	7.36%	6/22/2028	2,758	2,733	2,767	1.87
Dynasty Acquisition Co Inc	(8)	SOFR +	4.00%	9.35%	8/24/2028	2,992	2,996	3,004	2.03
LSF11 Trinity Bidco Inc	(8)	SOFR +	4.00%	9.36%	6/14/2030	2,293	2,287	2,310	1.56
Peraton Corp.	(10)	SOFR +	3.75%	9.21%	2/1/2028	5,033	4,966	5,052	3.42
TransDigm Inc	(8)	SOFR +	3.25%	8.60%	2/14/2031	4,993	4,996	5,022	3.40
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.71%	12/6/2028	3,054	3,026	3,061	2.07
							23,901	24,119	16.32
Air Freight & Logistics
Forward Air Corporation	(10)	SOFR +	4.50%	9.90%	9/20/2030	3,000	2,880	2,852	1.93
The Kenan Advantage Group, Inc.	(10)	SOFR +	3.86%	9.22%	3/24/2026	3,554	3,491	3,548	2.40
							6,371	6,400	4.33
Airlines
American Airlines, Inc.	(8)	SOFR +	2.75%	8.60%	2/15/2028	3,000	2,970	3,001	2.03
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.21%	6/7/2028	3,989	3,969	3,998	2.71
United Airlines, Inc.	(10)	SOFR +	3.75%	9.22%	4/21/2028	2,748	2,728	2,762	1.87
							9,667	9,761	6.61
Auto Components
Clarios Global LP	(8)	SOFR +	3.75%	9.11%	5/6/2030	2,913	2,900	2,924	1.98
Metis Buyer, Inc.	(10)	SOFR +	4.00%	9.47%	5/4/2028	2,985	2,962	2,994	2.03
Belron Finance US LLC	(4)(9)	SOFR +	2.25%	7.63%	4/18/2029	758	758	761	0.52
First Brands Group, LLC	(11)	SOFR +	5.00%	10.88%	3/30/2027	3,322	3,262	3,303	2.24
Phinia Inc	(4)(8)	SOFR +	4.00%	9.46%	7/3/2028	1,746	1,683	1,755	1.19
							11,565	11,737	7.96
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.86%	3/31/2028	3,458	3,285	3,432	2.32
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.71%	4/12/2028	3,990	3,921	3,998	2.71
Griffon Corporation	(9)	SOFR +	2.25%	7.75%	1/24/2029	1,178	1,167	1,182	0.80
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.95%	4/29/2029	4,816	4,686	4,777	3.23
Tamko Building Product, LLC	(8)	SOFR +	3.50%	8.87%	9/20/2030	1,782	1,781	1,793	1.21
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.71%	11/3/2028	4,557	4,361	4,552	3.08
							15,916	16,302	11.03
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.86%	8/17/2028	4,072	4,065	4,090	2.77
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.38%	7/27/2028	3,555	3,445	3,546	2.40
Aretec Group, Inc.	(8)	SOFR +	4.50%	9.95%	8/9/2030	4,437	4,355	4,440	3.01
Citco Funding LLC	(9)	SOFR +	3.25%	8.64%	4/27/2028	998	993	1,002	0.68
Focus Financial Partners LLC	(9)	SOFR +	3.50%	8.86%	6/30/2028	2,015	1,986	2,023	1.37
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.97%	4/7/2028	3,713	3,622	3,723	2.52
							18,466	18,824	12.75

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals
Nouryon USA LLC	(8)	SOFR +	4.00%	9.47%	4/3/2028	$2,992	$2,989	$3,008	2.04%
Starfruit Finco BV	(8)	SOFR +	4.00%	9.44%	4/3/2028	794	787	798	0.54
							3,776	3,806	2.58
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.39%	8/18/2028	3,756	3,580	3,767	2.55
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.21%	5/12/2028	2,560	2,456	2,553	1.73
Allied Universal Holdco, LLC	(9)	SOFR +	4.75%	10.11%	5/12/2028	1,995	1,941	2,000	1.35
Anticimex, Inc.	(9)	SOFR +	3.15%	8.46%	11/16/2028	5,399	5,332	5,403	3.66
APX Group, Inc.	(9)	SOFR +	3.25%	8.92%	7/10/2028	3,303	3,178	3,309	2.24
Belfor Holdings Inc	(9)	SOFR +	3.75%	9.10%	11/1/2030	1,081	1,071	1,086	0.74
Covanta Holding Corp	(9)	SOFR +	3.00%	8.36%	11/30/2028	1,039	1,030	1,042	0.71
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.22%	3/31/2028	1,763	1,706	1,751	1.19
EAB Global, Inc.	(9)	SOFR +	3.50%	8.97%	8/16/2028	4,548	4,458	4,548	3.08
Garda World Security Corp.	(8)	SOFR +	4.25%	9.72%	10/30/2026	2,350	2,291	2,357	1.60
Garda World Security Corp.	(8)	SOFR +	4.25%	9.62%	2/1/2029	1,500	1,504	1,504	1.02
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	9.39%	9/27/2030	3,990	3,954	3,986	2.70
Prime Security Services Borrower, LLC	(8)	SOFR +	2.50%	7.84%	10/14/2030	1,322	1,309	1,328	0.90
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.22%	12/8/2028	5,550	5,418	5,550	3.76
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.43%	1/21/2029	1,740	1,693	1,722	1.17
							40,921	41,906	28.40
Construction & Engineering
Aegion Corporation	(10)	SOFR +	4.75%	10.39%	5/17/2028	2,998	2,985	3,004	2.03
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.96%	12/16/2027	5,451	5,376	5,465	3.70
							8,361	8,469	5.73
Construction Materials
Summit Materials, LLC	(8)	SOFR +	2.50%	7.89%	11/30/2028	1,255	1,252	1,261	0.85
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.11%	10/19/2027	5,611	5,518	5,629	3.81
							6,770	6,890	4.66
Containers & Packaging
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.21%	3/11/2028	4,500	4,420	4,511	3.05
Charter NEX US, Inc.	(10)	SOFR +	3.75%	9.22%	12/1/2027	4,807	4,755	4,835	3.27
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.47%	8/4/2027	3,000	3,000	3,008	2.04
Novolex, Inc.	(9)	SOFR +	4.18%	9.63%	4/13/2029	3,798	3,730	3,819	2.59
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.50%	9.89%	9/15/2028	5,110	5,061	5,126	3.47
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.97%	8/12/2028	2,129	2,116	2,137	1.45
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.72%	3/3/2028	4,548	4,413	4,528	3.07
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.61%	9/15/2028	3,303	3,207	3,298	2.23
Trident TPI Holdings, Inc.	(9)	SOFR +	3.25%	8.70%	9/15/2028	997	984	1,000	0.68
							31,686	32,262	21.85
Distributors
Fastlane Parent Co Inc	(9)	SOFR +	4.50%	9.85%	9/29/2028	3,773	3,730	3,774	2.55

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.96%	12/11/2028	$4,157	$4,016	$4,092	2.77%
Colibri Group, LLC	(10)	SOFR +	5.00%	10.58%	3/12/2029	4,247	4,137	4,253	2.88
EM Bidco Limited	(9)	SOFR +	4.25%	9.70%	7/6/2029	2,992	2,929	2,974	2.01
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.22%	12/15/2028	3,298	3,246	3,280	2.22
Spring Education Group, Inc.	(8)	SOFR +	4.50%	9.85%	9/29/2030	3,421	3,339	3,435	2.33
TruGreen Limited Partnership	(10)	SOFR +	4.00%	9.46%	11/2/2027	274	255	266	0.18
University Support Services, LLC	(9)	SOFR +	3.25%	8.71%	2/10/2029	3,555	3,512	3,560	2.41
Weld North Education, LLC	(9)	SOFR +	3.75%	9.22%	12/21/2027	5,045	5,010	5,052	3.42
							26,444	26,912	18.22
Diversified Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.40%	10/15/2028	3,960	3,805	3,964	2.68
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.47%	6/2/2028	2,281	2,197	2,253	1.53
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.11%	2/24/2028	2,965	2,940	2,977	2.02
							8,942	9,194	6.23
Diversified REITs
Iron Mountain Information Management LLC	(8)	SOFR +	2.25%	7.63%	1/31/2031	860	853	861	0.58
Diversified Telecommunication Services
Numericable US, LLC	(8)	SOFR +	5.50%	10.89%	8/15/2028	3,770	3,730	3,397	2.30
Zacapa, LLC	(9)	SOFR +	4.00%	9.35%	3/22/2029	4,551	4,451	4,548	3.08
							8,181	7,945	5.38
Electric Utilities
Tiger Acquisition, LLC	(4)(9)	SOFR +	3.25%	8.71%	6/1/2028	2,000	1,985	1,994	1.35
Vistra Operations Co LLC	(8)	SOFR +	1.75%	7.21%	12/20/2030	2,647	2,621	2,650	1.79
							4,606	4,644	3.14
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.72%	6/21/2028	4,250	4,117	4,243	2.87
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.39%	3/2/2028	2,666	2,579	2,606	1.76
Financial Services
Paysafe Holdings US Corp	(9)	SOFR +	2.75%	8.21%	6/28/2028	1,994	1,984	1,992	1.35
Food Products
CHG PPC Parent LLC	(4)(9)	SOFR +	3.00%	8.47%	12/8/2028	2,977	2,897	2,984	2.02
Ground Transportation
Uber Technologies, Inc.	(8)	SOFR +	2.75%	8.13%	3/3/2030	1,941	1,936	1,949	1.32
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	SOFR +	3.75%	9.62%	2/27/2026	2,147	2,013	2,125	1.44
Resonetics, LLC	(10)	SOFR +	4.00%	9.65%	4/28/2028	3,551	3,456	3,558	2.41
Sunshine Luxembourg VII S.à r.l, LLC	(10)	SOFR +	3.50%	8.95%	10/1/2026	3,773	3,695	3,797	2.57
							9,164	9,480	6.42

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
ADMI Corp.	(9)	SOFR +	3.75%	9.22%	12/23/2027	$2,175	$2,085	$2,073	1.40%
CD&R Artemis UK Bidco Ltd.	(8)	SOFR +	4.25%	9.70%	8/19/2028	1,000	993	999	0.68
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.47%	11/1/2028	3,795	3,730	3,810	2.58
Heartland Dental LLC	(10)	SOFR +	5.00%	10.36%	4/28/2028	3,968	3,848	3,966	2.68
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.72%	12/29/2028	647	638	628	0.43
Surgery Centers Holdings, Inc.	(10)	SOFR +	3.50%	8.86%	12/19/2030	948	938	953	0.64
							12,232	12,429	8.41
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.61%	2/15/2029	4,538	4,262	4,524	3.06
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	9.49%	10/1/2027	1,995	1,929	1,945	1.32
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.22%	10/1/2027	2,909	2,850	2,918	1.98
Verscend Holding Corp.	(8)	SOFR +	4.00%	9.47%	8/27/2025	3,551	3,544	3,567	2.41
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.47%	10/22/2026	3,649	3,612	3,667	2.48
							16,197	16,621	11.25
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	SOFR +	3.50%	8.97%	8/17/2028	2,303	2,284	2,309	1.56
Caesars Entertainment Inc	(9)	SOFR +	3.25%	8.71%	2/6/2030	1,620	1,606	1,626	1.10
Carnival Finance LLC	(10)	SOFR +	3.25%	8.71%	10/18/2028	2,992	2,992	3,001	2.03
FanDuel Group Financing LLC	(9)	SOFR +	2.25%	7.60%	11/25/2030	2,423	2,417	2,433	1.65
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.36%	1/27/2029	3,759	3,682	3,765	2.55
Fogo de Chao, Inc.	(9)	SOFR +	4.75%	10.14%	9/30/2030	545	534	536	0.36
IRB Holding Corp.	(10)	SOFR +	3.00%	8.46%	12/15/2027	5,556	5,494	5,572	3.77
Mic Glen, LLC	(9)	SOFR +	3.25%	8.72%	7/21/2028	3,404	3,304	3,406	2.31
New Red Finance, Inc.	(8)	SOFR +	2.25%	7.61%	9/12/2030	925	921	927	0.63
Scientific Games Holdings LP	(9)	SOFR +	3.25%	8.66%	4/4/2029	2,992	2,981	2,997	2.03
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.47%	2/5/2027	3,549	3,456	3,568	2.42
Whatabrands LLC	(9)	SOFR +	3.00%	8.47%	8/3/2028	4,552	4,475	4,566	3.09
							34,146	34,706	23.50
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	9.09%	7/31/2028	4,796	4,669	4,805	3.25
AI Aqua Merger Sub, Inc.	(9)	SOFR +	4.25%	9.61%	7/31/2028	1,000	970	1,006	0.68
							5,639	5,811	3.93
Independent Power and Renewable Electricity Producers
Generation Bridge Northeast LLC	(8)	SOFR +	4.25%	9.65%	8/22/2029	2,109	2,089	2,120	1.43
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.22%	3/31/2028	4,944	4,815	4,954	3.35
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.96%	4/5/2029	3,766	3,678	3,783	2.56
Vertical US Newco, Inc.	(9)	SOFR +	3.50%	9.38%	7/30/2027	2,801	2,722	2,811	1.90
							11,215	11,548	7.81

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance
AmWINS Group, Inc	(10)	SOFR +	2.75%	8.22%	2/19/2028	$937	$930	$941	0.64%
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.97%	2/12/2027	3,776	3,719	3,790	2.57
Baldwin Risk Partners, LLC	(9)	SOFR +	3.50%	8.97%	10/14/2027	5,805	5,780	5,814	3.94
BroadStreet Partners, Inc.	(8)	SOFR +	3.75%	9.11%	1/27/2029	3,304	3,267	3,318	2.25
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	8.47%	1/27/2027	3,302	3,228	3,311	2.24
Howden Group Holdings Limited	(9)	SOFR +	4.00%	9.36%	4/18/2030	2,430	2,342	2,438	1.65
Howden Group Holdings Limited	(10)	SOFR +	3.25%	8.75%	11/12/2027	3,795	3,738	3,808	2.58
NFP Corp.	(8)	SOFR +	3.25%	8.72%	2/15/2027	4,299	4,198	4,327	2.93
USI, Inc.	(9)	SOFR +	3.25%	8.60%	9/29/2030	1,012	1,010	1,015	0.69
							28,212	28,762	19.49
Interactive Media & Services
MH Sub I, LLC	(9)	SOFR +	4.25%	9.61%	5/3/2028	3,980	3,893	3,920	2.65
MH Sub I, LLC	(11)	SOFR +	3.75%	9.22%	9/13/2024	1,102	1,095	1,106	0.75
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.97%	5/30/2026	4,048	3,972	4,057	2.75
							8,960	9,083	6.15
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.75%	9.20%	10/18/2027	2,494	2,475	2,488	1.68
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.36%	10/16/2026	2,068	2,022	2,054	1.39
Endurance International Group Holdings, Inc.	(10)	SOFR +	3.50%	9.42%	2/10/2028	3,067	2,879	3,013	2.04
GI Consilio Parent, LLC	(8)	SOFR +	4.25%	9.65%	5/12/2028	1,500	1,481	1,495	1.01
Virtusa Corp.	(10)	SOFR +	3.75%	9.22%	2/11/2028	5,045	5,000	5,064	3.43
World Wide Technology Holding Co, LLC	(9)	SOFR +	3.25%	8.71%	3/1/2030	1,006	997	1,011	0.68
							14,854	15,125	10.23
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.25%	8.86%	11/12/2026	2,551	2,495	2,556	1.73
Recess Holdings, Inc.	(4)(11)	SOFR +	4.00%	9.39%	3/29/2027	602	596	607	0.41
							3,091	3,163	2.14
Life Sciences Tools & Services
IQVIA Inc	(8)	SOFR +	2.00%	7.39%	1/2/2031	438	438	440	0.30
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.97%	12/16/2028	2,456	2,372	2,425	1.64
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.11%	11/30/2027	3,551	3,483	3,557	2.41
Phoenix Newco, Inc.	(9)	SOFR +	3.25%	8.72%	11/15/2028	2,992	2,996	3,014	2.04
							9,289	9,436	6.39
Machinery
Chart Industries, Inc.	(9)	SOFR +	3.25%	8.69%	3/16/2030	2,289	2,295	2,297	1.55
Innio North America Holding Inc	(8)	SOFR +	4.25%	9.63%	11/2/2028	677	673	678	0.46
Pro Mach Group, Inc.	(11)	SOFR +	4.00%	9.47%	8/31/2028	3,748	3,696	3,764	2.55
							6,664	6,739	4.56
Media
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.72%	9/25/2026	2,962	2,781	2,386	1.62
Univision Communications Inc	(10)	SOFR +	3.25%	8.71%	1/31/2029	4,987	4,985	4,989	3.38
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.79%	3/31/2031	2,727	2,703	2,722	1.84
							10,469	10,097	6.84
Metals & Mining
Arsenal AIC Parent LLC	(8)	SOFR +	4.50%	9.85%	8/18/2030	644	638	647	0.44

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.00%	8.38%	12/31/2030	$3,451	$3,434	$3,463	2.34%
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.18%	12/21/2028	3,000	2,970	3,003	2.03
GIP Pilot Acquisition Partners LP	(8)	SOFR +	3.00%	8.39%	10/4/2030	1,122	1,117	1,124	0.76
							7,521	7,590	5.13
Professional Services
AlixPartners, LLP	(9)	SOFR +	2.75%	8.21%	2/4/2028	1,374	1,365	1,379	0.93
APFS Staffing Holdings Inc	(9)	SOFR +	4.00%	9.36%	12/29/2028	3,930	3,839	3,908	2.65
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.97%	8/2/2028	3,645	3,565	3,643	2.47
Camelot US Acquisition, LLC	(11)	SOFR +	3.00%	8.47%	10/30/2026	2,904	2,880	2,912	1.97
Cast & Crew Payroll, LLC	(8)	SOFR +	3.75%	9.22%	2/9/2026	3,504	3,480	3,510	2.38
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.10%	4/9/2027	3,772	3,693	3,744	2.53
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.11%	11/6/2028	488	469	485	0.33
Inmar, Inc.	(11)	SOFR +	5.50%	10.85%	5/1/2026	2,073	2,014	2,053	1.39
OMNIA Partners LLC	(7)(8)	SOFR +	4.25%	9.63%	7/25/2030	2,187	2,165	2,205	1.49
Ryan LLC	(7)(9)	SOFR +	4.50%	9.85%	11/14/2030	1,508	1,478	1,516	1.03
VT Topco, Inc.	(9)	SOFR +	4.25%	9.61%	8/9/2030	1,036	1,027	1,043	0.71
							25,975	26,398	17.88
Real Estate Management & Development
Cushman & Wakefield US Borrower LLC	(9)	SOFR +	3.25%	8.71%	1/31/2030	997	975	992	0.67
Cushman & Wakefield US Borrower LLC	(9)	SOFR +	4.00%	9.36%	1/31/2030	1,712	1,672	1,714	1.16
							2,647	2,706	1.83
Software
Apttus Corp.	(10)	SOFR +	4.00%	9.47%	5/8/2028	3,564	3,424	3,577	2.42
Boxer Parent Company, Inc.	(8)	SOFR +	4.25%	9.61%	12/29/2028	3,793	3,755	3,825	2.59
CDK Global Inc.	(9)	SOFR +	4.00%	9.35%	7/6/2029	2,000	2,005	2,014	1.36
Cloudera, Inc.	(9)	SOFR +	3.75%	9.21%	10/8/2028	3,569	3,454	3,544	2.40
ConnectWise, LLC	(9)	SOFR +	3.50%	9.11%	9/29/2028	3,530	3,422	3,530	2.39
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.22%	10/16/2028	2,172	1,992	2,107	1.43
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.12%	12/1/2027	4,000	3,995	4,003	2.71
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.36%	11/9/2027	4,505	4,443	4,512	3.05
Epicor Software Corp.	(10)	SOFR +	3.25%	8.72%	7/30/2027	3,554	3,490	3,571	2.42
Epicor Software Corp.	(10)	SOFR +	3.75%	9.10%	7/30/2027	273	270	275	0.19
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.47%	5/12/2028	2,123	2,043	2,119	1.43
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.47%	12/1/2027	2,568	2,544	2,582	1.75
GTCR Investors LP	(9)	SOFR +	3.00%	8.40%	1/31/2031	3,335	3,319	3,354	2.27
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.48%	11/19/2026	3,554	3,312	3,377	2.29
Idera, Inc.	(10)	SOFR +	3.75%	9.28%	3/2/2028	1,870	1,799	1,864	1.26
Instructure Holdings Inc	(9)	SOFR +	2.75%	8.68%	10/30/2028	2,976	2,972	2,995	2.03
ION Trading Finance Ltd.	(8)	SOFR +	4.75%	10.20%	4/3/2028	2,992	2,985	3,000	2.03
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.98%	5/2/2029	3,404	3,316	3,231	2.19
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.46%	9/12/2029	3,539	3,517	3,548	2.40
Project Alpha Intermediate Holding, Inc.	(8)	SOFR +	4.75%	10.11%	10/28/2030	5,283	5,186	5,322	3.60
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.72%	8/31/2028	3,990	3,970	3,997	2.71

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Quartz Acquireco LLC	(4)(8)	SOFR +	3.50%	8.82%	6/28/2030	$1,350	$1,337	$1,356	0.92%
RealPage, Inc.	(9)	SOFR +	3.00%	8.47%	4/24/2028	2,768	2,684	2,753	1.86
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.11%	11/28/2028	2,598	2,561	2,558	1.73
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.46%	8/14/2026	3,554	3,484	3,566	2.41
Sophia, LP	(9)	SOFR +	3.50%	8.96%	10/7/2027	3,303	3,223	3,314	2.24
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.97%	8/11/2028	3,555	3,495	3,519	2.38
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.97%	3/5/2027	3,554	3,520	3,566	2.41
Symphony Technology Group	(10)	SOFR +	5.00%	10.64%	7/27/2028	3,564	3,304	2,550	1.73
Symphony Technology Group	(9)	SOFR +	3.75%	9.19%	3/1/2029	3,555	3,422	3,550	2.40
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.76%	5/4/2026	4,342	4,262	4,359	2.95
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.64%	4/24/2028	3,670	3,431	3,648	2.47
							99,936	101,086	68.42
Specialty Retail
EG America, LLC	(8)	SOFR +	5.50%	11.24%	2/7/2028	2,138	2,068	2,106	1.43
HomeServe USA Holding Corp	(8)	SOFR +	3.00%	8.33%	10/21/2030	829	821	833	0.56
							2,889	2,939	1.99
Technology Hardware, Storage & Peripherals
Xerox Corp	(9)	SOFR +	4.00%	9.35%	11/17/2029	1,200	1,165	1,204	0.81
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.89%	1/31/2028	2,992	2,963	2,988	2.02
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	9.11%	12/22/2028	4,365	4,210	4,342	2.94
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.21%	12/17/2027	2,992	2,889	2,964	2.01
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.97%	6/2/2028	4,561	4,403	4,575	3.10
Windsor Holdings III, LLC	(8)	SOFR +	4.50%	9.84%	8/1/2030	1,859	1,824	1,875	1.27
							16,289	16,744	11.34
Transportation Infrastructure
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.21%	9/22/2028	1,995	1,985	1,996	1.35
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.35%	12/17/2027	4,451	4,378	4,444	3.01
Total First Lien Debt							582,598	591,886	400.71
Total Investment Portfolio							582,598	591,886	400.71
Cash and Cash Equivalents
Other Cash and Cash Equivalents							6,307	6,307	4.27
Total Portfolio Investments, Cash and Cash Equivalents							$588,905	$598,193	404.98%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)Reserved
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
OMNIA Partners LLC	Delayed Draw Term Loan	1/25/2024	$205	$—
Ryan LLC	Delayed Draw Term Loan	11/14/2030	159	—
Total unfunded commitments			$364	$—

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2023 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2023 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2023 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2022:

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	L +	4.00%	8.17%	1/29/2027	$424	$421	$416	0.31%
Atlas CC Acquisition Corp.	(10)	L +	4.25%	8.98%	5/25/2028	2,684	2,465	2,273	1.72
Peraton Corp.	(10)	L +	3.75%	8.13%	2/1/2028	4,089	4,011	4,001	3.03
Vertex Aerospace Services Corp.	(10)	L +	3.50%	7.88%	12/6/2028	4,090	4,045	4,024	3.04
							10,942	10,714	8.10
Air Freight & Logistics
The Kenan Advantage Group, Inc.	(10)	L +	3.75%	8.13%	3/24/2026	3,591	3,499	3,509	2.65
Airlines
United Airlines, Inc.	(10)	L +	3.75%	8.11%	4/21/2028	4,489	4,448	4,445	3.36
Auto Components
Clarios Global LP	(5)(8)	SOFR +	3.25%	7.63%	4/30/2026	5,350	5,291	5,262	3.98
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	3/31/2028	3,491	3,214	3,260	2.47
Building Products
Griffon Corporation	(9)	SOFR +	2.50%	7.01%	1/24/2029	1,258	1,243	1,238	0.94
The Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/3/2029	2,593	2,431	2,451	1.85
							3,674	3,689	2.79
Capital Markets
Advisor Group Holdings, Inc.	(8)	L +	4.50%	8.88%	7/31/2026	5,336	5,214	5,231	3.96
The Edelman Financial Engines Center, LLC	(10)	L +	3.50%	7.88%	4/7/2028	2,743	2,641	2,567	1.94
							7,855	7,798	5.90
Chemicals
WR Grace Holdings, LLC	(9)	L +	3.75%	8.50%	9/22/2028	3,591	3,553	3,534	2.67
Commercial Services & Supplies
Access CIG, LLC	(8)	L +	3.75%	7.82%	2/27/2025	4,289	4,166	4,210	3.18
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	5/12/2028	3,591	3,413	3,419	2.59
Anticimex, Inc.	(9)	L +	3.50%	8.23%	11/16/2028	4,439	4,341	4,295	3.25
APX Group, Inc.	(11)	L +	3.25%	6.73%	7/10/2028	5,336	5,090	5,289	4.00
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.07%	3/31/2028	4,987	4,805	4,782	3.62
EAB Global, Inc.	(9)	L +	3.50%	7.88%	8/16/2028	4,090	3,968	3,944	2.98
Energizer Holdings Inc	(9)	L +	3.75%	8.13%	12/8/2028	3,600	3,444	3,452	2.61
Garda World Security Corp.	(8)	L +	4.25%	8.93%	10/30/2026	5,350	5,167	5,219	3.95
Genuine Financial Holdings, LLC	(8)	L +	3.75%	8.33%	7/11/2025	3,589	3,559	3,464	2.62
							37,953	38,074	28.80

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction & Engineering
Refficiency Holdings, LLC	(10)	L +	3.75%	7.82%	12/16/2027	$3,493	$3,395	$3,316	2.51%
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	8.07%	10/19/2027	4,150	4,012	4,020	3.04
Containers & Packaging
Berlin Packaging, LLC	(9)	L +	3.75%	7.88%	3/11/2028	4,539	4,438	4,377	3.31
Charter NEX US, Inc.	(10)	L +	3.75%	8.13%	12/1/2027	5,350	5,261	5,207	3.94
Novolex, Inc.	(9)	SOFR +	3.93%	8.60%	4/13/2029	5,337	5,223	5,096	3.85
ProAmpac PG Borrower, LLC	(10)	L +	3.75%	7.96%	11/3/2025	4,090	3,962	3,927	2.97
Ring Container Technologies Group, LLC	(9)	L +	3.50%	7.88%	8/12/2028	2,150	2,135	2,126	1.61
TricorBraun Holdings, Inc.	(9)	L +	3.25%	7.63%	3/3/2028	4,090	3,923	3,912	2.96
Trident TPI Holdings, Inc.	(9)	L +	4.00%	7.67%	9/15/2028	5,337	5,147	5,137	3.89
							30,089	29,782	22.53
Diversified Consumer Services
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	3,192	3,045	3,026	2.29
Colibri Group, LLC	(10)	SOFR +	5.00%	8.87%	3/12/2029	4,289	4,141	4,014	3.04
KUEHG Corp.	(11)	L +	3.75%	8.48%	2/21/2025	4,987	4,912	4,802	3.63
Learning Care Group	(11)	L +	3.25%	7.61%	3/13/2025	4,987	4,848	4,652	3.52
Pre-Paid Legal Services, Inc.	(9)	L +	3.75%	8.13%	12/15/2028	5,337	5,236	5,144	3.89
SSH Group Holdings, Inc.	(8)	L +	4.25%	7.92%	7/30/2025	4,948	4,860	4,847	3.67
University Support Services, LLC	(9)	L +	3.25%	7.63%	2/10/2029	3,591	3,540	3,501	2.65
Weld North Education, LLC	(9)	L +	3.75%	7.72%	12/21/2027	4,090	4,049	4,017	3.04
							34,631	34,003	25.73
Diversified Financial Services
Mitchell International, Inc.	(9)	L +	3.75%	8.41%	10/15/2028	2,992	2,809	2,766	2.09
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	6/2/2028	5,312	5,073	4,860	3.68
Sedgwick Claims Management Services, Inc.	(8)	L +	3.25%	7.63%	12/31/2025	4,987	4,884	4,859	3.68
							12,766	12,485	9.45
Diversified Telecommunication Services
Numericable US, LLC	(8)	L +	2.75%	7.16%	7/31/2025	2,100	1,961	1,999	1.51
Numericable US, LLC	(8)	L +	3.69%	7.77%	1/31/2026	2,200	2,048	2,044	1.55
Zacapa, LLC	(9)	SOFR +	4.25%	8.83%	3/22/2029	4,090	3,956	3,941	2.98
							7,965	7,984	6.04

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electrical Equipment
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	6/21/2028	$4,090	$3,864	$3,815	2.89%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	L +	3.25%	7.98%	3/2/2028	2,693	2,584	2,592	1.96
Presidio, Inc.	(8)	SOFR +	3.50%	7.92%	1/22/2027	3,591	3,556	3,540	2.68
							6,140	6,132	4.64
Entertainment
Recorded Books, Inc.	(8)	SOFR +	4.00%	8.32%	8/29/2025	3,600	3,552	3,530	2.67
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	L +	3.75%	8.68%	2/27/2026	2,169	1,971	1,947	1.47
Resonetics, LLC	(10)	L +	4.00%	8.41%	4/28/2028	4,090	3,955	3,906	2.95
Sunshine Luxembourg VII S.à r.l, LLC	(10)	L +	3.75%	8.48%	10/1/2026	5,311	5,162	5,100	3.86
							11,088	10,953	8.28
Health Care Providers & Services
ADMI Corp.	(9)	L +	3.75%	8.13%	12/23/2027	2,593	2,459	2,369	1.79
Electron Bidco, Inc.	(9)	L +	3.00%	7.38%	11/1/2028	5,337	5,226	5,204	3.94
LifePoint Health, Inc.	(8)	L +	3.75%	8.16%	11/16/2025	3,575	3,338	3,379	2.56
Pediatric Associates Holding Co., LLC	(7)(9)	L +	3.25%	7.63%	12/29/2028	611	597	579	0.44
Surgery Centers Holdings, Inc.	(10)	L +	3.75%	8.05%	8/31/2026	4,823	4,645	4,774	3.61
							16,265	16,305	12.34
Health Care Technology
athenahealth, Inc.	(7)(9)	SOFR +	3.50%	7.82%	2/15/2029	3,577	3,197	3,189	2.41
Netsmart Technologies, Inc.	(10)	L +	4.00%	8.38%	10/1/2027	4,439	4,325	4,286	3.24
Verscend Holding Corp.	(8)	L +	4.00%	8.38%	8/27/2025	4,090	4,077	4,072	3.08
Waystar Technologies, Inc.	(8)	L +	4.00%	8.38%	10/22/2026	4,189	4,132	4,126	3.12
							15,731	15,673	11.85
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	L +	3.50%	7.88%	8/17/2028	5,336	5,284	5,285	4.00
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	8.32%	1/27/2029	4,289	4,155	4,087	3.09
IRB Holding Corp.	(10)	SOFR +	3.00%	7.32%	12/15/2027	4,100	4,006	3,985	3.01
Mic Glen, LLC	(9)	L +	3.50%	7.88%	7/21/2028	4,450	4,291	4,244	3.21
Tacala Investment Corp.	(10)	L +	3.50%	7.88%	2/5/2027	4,089	3,947	3,943	2.98
Twin River Worldwide Holdings, Inc.	(9)	L +	3.25%	7.54%	10/2/2028	3,491	3,366	3,240	2.45
Whatabrands, LLC	(9)	L +	3.25%	7.63%	8/3/2028	3,591	3,494	3,479	2.63
							28,543	28,263	21.37
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	7.97%	7/31/2028	5,337	5,146	5,040	3.81

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	L +	3.75%	8.48%	3/31/2028	$4,987	$4,785	$4,755	3.60%
SPX Flow, Inc.	(9)	SOFR +	4.50%	8.92%	4/5/2029	2,594	2,470	2,429	1.84
Vertical US Newco, Inc.	(9)	L +	3.50%	6.87%	7/30/2027	5,337	5,143	5,149	3.89
							12,398	12,333	9.33
Insurance
Acrisure LLC	(9)	L +	4.25%	8.63%	2/15/2027	666	636	646	0.49
Acrisure LLC	(9)	L +	3.75%	8.13%	2/15/2027	2,992	2,828	2,850	2.16
Alliant Holdings Intermediate, LLC	(8)	L +	3.25%	7.63%	5/9/2025	712	700	704	0.53
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/6/2027	2,893	2,822	2,831	2.14
AssuredPartners, Inc.	(9)	L +	3.50%	7.88%	2/12/2027	5,312	5,130	5,157	3.90
Baldwin Risk Partners, LLC	(9)	L +	3.50%	7.79%	10/14/2027	5,336	5,284	5,216	3.95
BroadStreet Partners, Inc.	(8)	L +	3.00%	7.38%	1/27/2027	5,336	5,179	5,185	3.92
Howden Group Holdings Limited	(10)	L +	3.25%	7.69%	11/12/2027	5,336	5,235	5,206	3.94
HUB International Limited	(10)	L +	3.25%	7.53%	4/25/2025	4,987	4,930	4,949	3.74
NFP Corp.	(8)	L +	3.25%	7.63%	2/15/2027	5,336	5,123	5,117	3.87
							37,867	37,861	28.64
Interactive Media & Services
MH Sub I, LLC	(11)	L +	3.75%	8.13%	9/13/2024	5,336	5,249	5,197	3.93
Project Boost Purchaser, LLC	(9)	L +	3.50%	7.88%	5/30/2026	4,090	3,981	3,954	2.99
							9,230	9,151	6.92
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.70%	10/16/2026	4,089	3,965	3,960	3.00
Endurance International Group Holdings, Inc.	(10)	L +	3.50%	7.72%	2/10/2028	3,591	3,249	3,241	2.45
Virtusa Corp.	(10)	L +	3.75%	8.13%	2/11/2028	4,090	4,030	3,959	2.99
							11,244	11,160	8.44
Leisure Products
Motion Finco, LLC	(8)	L +	3.25%	7.98%	11/12/2026	2,804	2,722	2,682	2.03
Life Sciences Tools & Services
Curia Global, Inc.	(10)	L +	3.75%	8.16%	8/30/2026	4,289	3,870	3,553	2.69
LSCS Holdings, Inc.	(9)	L +	4.50%	8.88%	12/16/2028	2,481	2,379	2,377	1.80
Packaging Coordinators Midco, Inc.	(10)	L +	3.50%	8.23%	11/30/2027	4,090	3,992	3,889	2.94
							10,241	9,819	7.43
Machinery
Pro Mach Group, Inc.	(11)	L +	4.00%	8.38%	8/31/2028	4,289	4,216	4,181	3.16
Titan Acquisition Ltd.	(8)	L +	3.00%	5.88%	3/28/2025	2,992	2,856	2,803	2.12
							7,072	6,984	5.28

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Media
Radiate Holdco, LLC	(10)	L +	3.25%	7.63%	9/25/2026	$2,992	$2,742	$2,445	1.85%
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	L +	3.75%	8.48%	6/5/2028	5,336	5,304	5,320	4.02
Professional Services
APFS Staffing Holdings, Inc.	(4)(9)	SOFR +	4.00%	8.09%	12/29/2028	3,970	3,860	3,801	2.88
Aqgen Island Holdings, Inc.	(9)	L +	3.50%	8.25%	8/2/2028	4,289	4,174	4,109	3.11
Camelot US Acquisition LLC	(4)(11)	SOFR +	3.00%	7.38%	10/30/2026	4,300	4,252	4,241	3.21
Cast & Crew Payroll, LLC	(8)	L +	3.50%	7.88%	2/9/2026	3,541	3,505	3,499	2.65
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.07%	4/9/2027	5,311	5,159	4,974	3.76
Inmar, Inc.	(11)	L +	4.00%	8.73%	5/1/2024	4,089	3,751	3,732	2.82
National Intergovernmental Purchasing Alliance Co.	(8)	SOFR +	3.50%	8.08%	5/23/2025	722	716	714	0.54
VT Topco, Inc.	(7)(10)	L +	3.75%	8.13%	8/1/2025	3,878	3,811	3,766	2.85
							29,228	28,836	21.82
Software
Apex Group Treasury, LLC	(9)	L +	3.75%	8.26%	7/27/2028	3,591	3,456	3,438	2.60
Apttus Corp.	(10)	L +	4.25%	8.66%	5/8/2028	3,600	3,427	3,384	2.56
Boxer Parent Company, Inc.	(8)	L +	3.75%	8.13%	10/2/2025	3,589	3,494	3,445	2.61
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/8/2028	3,600	3,419	3,406	2.58
ConnectWise, LLC	(9)	L +	3.50%	7.88%	9/29/2028	3,566	3,434	3,397	2.57
Cornerstone OnDemand, Inc.	(9)	L +	3.75%	8.13%	10/16/2028	2,194	1,974	1,970	1.49
ECI Macola Max Holding, LLC	(10)	L +	3.75%	8.48%	11/9/2027	3,541	3,461	3,408	2.58
Epicor Software Corp.	(10)	L +	3.25%	7.63%	7/30/2027	3,591	3,507	3,456	2.61
GI Consilio Parent, LLC	(9)	L +	4.00%	8.38%	5/12/2028	2,145	2,045	2,034	1.54
Greeneden U.S. Holdings II, LLC	(10)	L +	4.00%	8.38%	12/1/2027	3,600	3,557	3,464	2.62
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.19%	11/19/2026	3,591	3,262	3,247	2.46
Idera, Inc.	(10)	L +	3.75%	7.50%	3/2/2028	2,145	2,043	2,028	1.53
Mitnick Purchaser, Inc.	(9)	SOFR +	4.75%	8.94%	5/2/2029	4,439	4,302	4,170	3.15
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	6.42%	9/12/2029	5,350	5,318	5,271	3.99
Project Alpha Intermediate Holding, Inc.	(8)	L +	4.00%	8.39%	4/26/2024	4,439	4,359	4,341	3.28
RealPage, Inc.	(9)	L +	3.00%	7.38%	4/24/2028	5,312	5,113	5,062	3.83
Rocket Software, Inc.	(8)	L +	4.25%	8.63%	11/28/2025	3,591	3,501	3,461	2.62
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	8.32%	8/14/2026	3,591	3,493	3,498	2.65
Sophia, LP	(9)	L +	3.50%	8.23%	10/7/2027	5,336	5,173	5,163	3.91
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	8/11/2028	3,591	3,518	3,317	2.51
Surf Holdings, LLC	(8)	L +	3.50%	8.23%	3/5/2027	3,591	3,546	3,491	2.64
Symphony Technology Group	(5)(10)	L +	4.75%	9.17%	7/27/2028	3,600	3,280	3,099	2.34
Symphony Technology Group	(5)(9)	SOFR +	3.75%	7.97%	3/1/2029	3,591	3,430	3,352	2.54

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
The Ultimate Software Group, Inc.	(9)	L +	3.25%	7.00%	5/4/2026	$5,386	$5,245	$5,137	3.89%
TransDigm Inc	(12)	SOFR +	6.15%	10.47%	2/22/2027	187	184	187	0.14
Vision Solutions, Inc.	(10)	L +	4.00%	8.36%	4/24/2028	2,194	1,865	1,823	1.38
							89,406	88,049	66.62
Specialty Retail
EG America, LLC	(9)	L +	4.25%	8.98%	3/31/2026	4,443	4,092	4,173	3.16
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028	2,145	2,008	1,986	1.50
SRS Distribution, Inc.	(9)	SOFR +	3.50%	7.88%	6/2/2028	4,100	3,924	3,930	2.97
							5,932	5,916	4.47
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.58%	12/17/2027	4,489	4,378	4,300	3.25
Total First Lien Debt							495,472	490,615	371.11
Total Investment Portfolio							495,472	490,615	371.11
Cash and Cash Equivalents
Other Cash and Cash Equivalents							2,767	2,767	2.09
Total Portfolio Investments, Cash and Cash Equivalents							$498,239	$493,382	373.20%
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)    Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)    The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
athenahealth, Inc.	Delayed Draw Term Loan	2/15/2029	$515	$—
Pediatric Associates Holding Co., LLC	Delayed Draw Term Loan	12/29/2028	43	—
VT Topco, Inc.	Delayed Draw Term Loan	8/1/2025	112	—
Total Unfunded Commitments			$670	$—

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(10)    The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(11)    The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(12)    The interest rate floor on these investments as of December 31, 2022 was 1.25%.
(13)    The interest rate floor on these investments as of December 31, 2022 was 1.50%.

The following table presents the selected consolidated statement of assets and liabilities information of the Verdelite JV as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value (cost of $582,598 and $495,472 at December 31, 2023 and December 31, 2022 respectively)	$591,886	$490,615
Cash and cash equivalents	6,307	2,767
Interest receivable	2,777	4,539
Receivable for investments sold	3,574	1,624
Deferred financing costs	711	—
Total assets	$605,255	$499,545
LIABILITIES
Debt	$356,700	$365,000
Distribution payable	21,310	—
Interest payable and other liabilities	79,513	2,342
Total liabilities	457,523	367,342
MEMBERS’ EQUITY
Members’ Equity	147,732	132,203
Total members’ equity	147,732	132,203
Total liabilities and members' equity	$605,255	$499,545
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the year ended December 31, 2023 and for the period ended December 31, 2022:

	Year Ended December 31, 2023	For the Period Ended December 31, 2022
Investment income:
Interest income	$44,353	$5,607
Other income	191	3
Total investment income	44,544	5,610
Expenses:
Interest expense	23,370	2,936
Other expenses	700	134
Total expenses	24,070	3,070
Net investment income before taxes	20,474	2,540
Tax Expense	—	—
Net investment income after taxes	$20,474	$2,540
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	14,145	(4,857)
Net realized gain (loss) on investments	2,218	—
Total net realized and change in unrealized gain (loss) on investments	16,363	(4,857)
Net increase (decrease) in net assets resulting from operations	$36,837	$(2,317)

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 12. Twin Peaks Acquisition
Pursuant to a Securities Purchase Agreement, dated March 5, 2021 (the “Twin Peaks Purchase Agreement”), by and among the Company, Twin Peaks Parent LLC, a Delaware limited liability company not affiliated with the Company (the “Seller”), Twin Peaks, Teacher Retirement System of Texas, an investor in Seller, and the Adviser, the Company acquired Twin Peaks which includes a portfolio of assets from Seller consisting of loans to 41 borrowers, five equity investments, cash and other assets (collectively, the “Assets”) for an aggregate purchase price of $721.0 million. The purchase price represents the fair market value of the Assets of $1,059.0 million determined pursuant to the Company’s valuation procedures (including approval of the valuations by the Company’s Board after review of reports provided by independent valuation providers) within 48 hours of the closing, less the amount of assumed borrowings (including accrued interest) of $338.0 million. The Seller is an entity owned and controlled by a third party and advised by an affiliate of the Adviser. An affiliate of the Adviser owns an approximately 2.9% non-voting interest in the Seller. The acquisition of Twin Peaks was funded with cash on hand, which primarily consists of proceeds from the Company’s offering of its Common Shares.
Pursuant to the Twin Peaks Purchase Agreement, the Company purchased 100% of the limited liability company interests in Twin Peaks, which directly holds Assets and two wholly-owned financing subsidiaries (the “Financing Subsidiaries”), each of which directly holds Assets. Each of the Financing Subsidiaries (Denali Peak Funding and Siris Peak Funding) are now indirectly wholly-owned by the Company and have entered into credit facilities that have been assumed by the Company pursuant to the Purchase Agreement.
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
Note 13. Income Taxes
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
December 31, 2023, 2022 and 2021, permanent differences were as follows:

	For The Year Ended December 31,
	2023	2022	2021
Undistributed net investment income (loss)	$19,037	$18,239	$(5,096)
Accumulated net realized gain (loss)	$17,695	$(12,226)	$9,672
Paid In Capital	$(36,732)	$(6,013)	$4,576
During the years ended December 31, 2023, 2022 and 2021, permanent differences were principally related to non-deductible offering costs, gains and losses related to foreign currency, and partnership investments.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2023, 2022 and 2021:

	For The Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$3,363,183	$663,070	$627,882
Net change in unrealized (appreciation) depreciation	(615,705)	1,045,678	(103,901)
Realized gains (losses) for tax not included in book income	(188,075)	31,297	(3,906)
Non-deductible capital gains incentive fees	—	(15,058)	15,058
Other timing differences and non-deductible expenses	35,795	5,117	4,826
Realized losses for tax not recognized	489,701	220,696	—
Taxable/distributable income	$3,084,899	$1,950,800	$539,959
The components of accumulated gains / losses as calculated on a tax basis for the taxable years ended December 31, 2023, 2022 and 2021 were as follows:

	For The Year Ended December 31,
	2023	2022	2021
Distributable ordinary income	$712,713	$190,977	$22,940
Capital losses carried forward	(489,701)	(220,696)	—
Other temporary book/tax differences	872	(2,856)	(16,075)
Net unrealized appreciation / (depreciation) on investments, derivatives, and foreign currency	(380,039)	(981,364)	102,342
Total accumulated under-distributed (over-distributed) earnings	$(156,155)	$(1,013,939)	$109,207
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Fund may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the years ended December 31, 2023, 2022 and 2021, which will be deemed to arise on the first day of the tax years ended December 31, 2024, 2023 and 2022 were as follows:

	For The Year Ended December 31,
	2023	2022	2021
Short-term:	98,417	86,229	—
Long-term:	391,284	134,468	—

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2023, 2022 and 2021 were as follows:

	For The Year Ended December 31,
	2023	2022	2021
Gross unrealized appreciation	$603,243	$236,140	$137,149
Gross unrealized depreciation	(933,876)	(1,303,014)	(34,807)
Net unrealized appreciation (depreciation)	$(330,633)	$(1,066,874)	$102,342

Tax cost of investments	$51,074,545	$49,975,483	$30,693,351
All of the dividends declared during the year ended December 31, 2023 were derived from ordinary income, as determined on a tax basis.
During the year ended December 31, 2022, $1,798.4 million and $0.0 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.
All of the dividends declared during the year ended December 31, 2021 were derived from ordinary income, as determined on a tax basis.
BCRED Investments LLC, a wholly owned subsidiary formed in 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments LLC is subject to U.S. Federal, state and local taxes. For the Company's tax year ended December 31, 2023, BCRED Investments LLC activity did not result in a material provision for income taxes.
Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company's financial statements. The Company's federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2023, except as discussed below.
January Subscriptions and Distribution Declaration
The Company received approximately $1,060.6 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective January 1, 2024
On January 24, 2024, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2020 per Class S share, and $0.2147 per Class D share, which is payable on February 28, 2023 to shareholders of record as of January 31, 2024.
February Subscriptions and Distribution Declaration
The Company received approximately $858.3 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I, Class D and Class S shares for subscriptions effective February 1, 2024.
On February 22, 2024, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2020 per Class S share, and $0.2147 per Class D share, which is payable on March 28, 2024 to shareholders of record as of February 29, 2024.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
March Subscriptions
Through the date of issuance of the consolidated financial statements, the Company received approximately $995.1 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I, Class D and Class S shares effective March 1, 2024.
January 2031 Notes
On January 25, 2024, the Company issued $500.0 million aggregate principal amount of 6.250% notes due in 2031 (the "January 2031 Notes") pursuant to a supplemental indenture, dated as of January 25, 2024 (and together with the Base Indenture, the "January 2031 Notes Indenture"), to the Base Indenture between the Company and the Trustee. The January 2031 Notes will mature on January 25, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2031 Notes Indenture. The 2031 Notes bear interest at a rate of 6.250% per year payable semi-annually on January 25 and July 25 of each year, commencing on July 25, 2024. The 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
Summit Peak Funding Facility Amendment

On March 12, 2024, Summit Peak Funding entered into Amendment No. 5 (the “Fifth Amendment”) to the Summit Peak Funding Facility. The Fifth Amendment provides for, among other things, a decrease in the commitments under the Summit Peak Funding Facility to $1,375 million, an extension of the period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility to March 12, 2027, an extension of the stated maturity date of the Summit Peak Funding Facility to March 12, 2029, a change in the applicable margin to advances under the Summit Peak Funding Facility to 2.20% per annum, and the payment of certain fees as agreed between Summit Peak Funding and the lenders.
2024-1 CLO Debt Securitization
On March 13, 2024, the Company completed a $402.2 million term debt securitization (the “2024-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2024-1 Debt Securitization (collectively, the “2024-1 Notes”) were issued by BCRED CLO 2024-1 LLC (the “2024-1 Issuer”), an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		March 13, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$180,000	SOFR + 1.83%	Aaa
Class A-L Loans	Senior Secured Floating Rate	40,000	SOFR + 1.83%	Aaa
Class B Notes	Senior Secured Floating Rate	24,000	SOFR + 2.35%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	28,000	SOFR + 2.80%	A2
Total Secured Notes		272,000
Subordinated Notes (1)	Subordinated	130,161	None	Not Rated
Total Debt		$402,161	None
(1) The Company (through its wholly-owned and consolidated subsidiary, BCRED CLO 2024-1 Depositor LLC) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization which are eliminated in consolidation.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The Company (through its wholly-owned and consolidated subsidiary, BCRED CLO 2024-1 Depositor LLC) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2024-1 Issuer of the initial closing date portfolio. The 2024-1 Notes are scheduled to mature on April 20, 2036; however the 2024-1 Notes may be redeemed by the 2024-1 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through BCRED CLO 2024-1 Depositor LLC), on any business day after March 13, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2024-1 Issuer. The Class A Notes, Class B Notes and Class C Notes are secured obligations of the 2024-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2024-1 Issuer, and the indenture governing the 2024-1 Notes includes customary covenants and events of default.
The 2024-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2024-1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are (a) effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Co-Chief Executive Officers and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., formerly “Atlantia S.p.A.,” which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board. Our Board elects the Company’s executive officers, who serve at the discretion of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. These individuals are referred to as independent trustees. In addition to the information provided below, each Trustee possesses the following attributes, which the Board of Trustees believes has prepared them to be effective Trustees: Mr. Bass, experience as an executive and service as a board member; Ms. Collins, experience as an executive and service as a board member of another registered management investment company; Ms. Fuller, experience as an executive and service as a board member of other registered management investment companies; Mr. Clark, experience as an investment professional; Mr. Marshall, experience as an executive, investment professional and leadership roles with Blackstone Credit & Insurance and Blackstone; Mr. Sawhney, experience as an executive and leadership roles with Blackstone; and Ms. Greene, experience as an executive and service as a board member of a national market system exchange.
The Board will be divided into three classes, with the members of each class serving staggered, three-year terms.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	2020
Vikrant Sawhney	1970	Trustee	2021
Independent Trustees:
Robert Bass	1949	Trustee	2020
Tracy Collins	1963	Trustee	2020
Vicki Fuller	1957	Trustee	2020
James F. Clark	1961	Trustee	2020
Michelle Greene	1969	Trustee	2022
Executive Officers Who are Not Trustees

Name	Year of Birth	Position	Officer Since
Jonathan Bock	1982	Co-Chief Executive Officer	January 2023
Carlos Whitaker	1976	President	September 2021
Teddy Desloge	1988	Chief Financial Officer	May 2023
Katherine Rubenstein	1978	Chief Operating Officer	August 2021
Matthew Alcide	1987	Chief Accounting Officer and Treasurer	May 2023 (CAO); October 2023 (Treasurer)
Oran Ebel	1979	Chief Legal Officer and Secretary	August 2023
William Renahan	1969	Chief Compliance Officer	August 2022
Stacy Wang	1989	Head of Stakeholder Relations	May 2023

Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Chairperson and Co-Chief Executive Officer of the Company, Global Head of Private Credit Strategies and Senior Managing Director of Blackstone. Mr. Marshall is Co-CEO of both BCRED and Blackstone Secured Lending Fund (“BXSL”). Mr. Marshall also sits on the various investment committees of Blackstone Credit & Insurance. Before joining Blackstone Credit & Insurance in 2005, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as Chief Financial Officer. Mr. Marshall received an M.B.A. from McGill University in Montreal and a B.A. (Honors) in Economics from Queen’s University in Kingston, Canada. Mr. Marshall also serves on the board of trustees of BXSL.
Vikrant Sawhney, Trustee of the Company and Senior Managing Director, Chief Administrative Officer of Blackstone. Mr. Sawhney currently serves as Chief Administrative Officer and Global Head of Institutional Client Solutions of Blackstone Inc, an affiliate of the Adviser. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, and prior to that was an Associate at the law firm Simpson Thacher & Bartlett LLP. Mr. Sawhney represented Blackstone as a Rockefeller Fellow during 2010-2011, and currently sits on the board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization. He graduated from Dartmouth College and received a J.D. from Harvard Law School. Mr. Sawhney also serves on the board of trustees of BXSL.
Independent Trustees
Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass served on the board of directors of Bowlero Corporation and as the Chairman of the audit committee starting in December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass also serves on the board of trustees of BXSL.
Tracy Collins. Ms. Collins is an independent finance professional and most recently served as CEO to SmartFinance LLC (2013-2017), a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins’ spouse is the founder, managing partner and co-Chief Investment Officer of Good Hill Partners LP (“Good Hill”). Good Hill is a registered investment adviser that manages various types of collective investment vehicles and investment accounts. Affiliates of the Adviser (but not the Adviser) have invested on behalf of their clients in Good Hill-managed vehicles or accounts since 2010, and the amount of such investment is material to Good Hill. Ms. Collins also serves on the board of trustees of BXSL.

Vicki Fuller. Ms. Fuller is founder and CEO of VLF Development LLC, where she oversees the execution of complex institutional advisory assignments. She previously has served as a Director of The Williams Companies, Inc. from 2018 to 2021, which she joined after retirement from the New York State Common Retirement Fund (“NYSCRF”), where she served as Chief Investment Officer from 2012 to 2018. NYSCRF is the third largest public pension fund in the nation and holds and invests the assets of the New York State and Local Retirement System on behalf of more than one million state and local government employees and retirees and their beneficiaries. Prior to joining NYSCRF, Ms. Fuller spent 27 years in leadership positions at AllianceBernstein Holding L.P., a global investment manager with more than $500 billion in assets under management. Ms. Fuller joined the company in 1993 from the Equitable Capital Management Corporation, which was acquired by Alliance Capital Management LP (in 2000, the company became AllianceBernstein LP after the company acquired Sanford C. Bernstein). In 2021, Ms. Fuller was appointed to the board of directors of Gusto, a company that provides cloud-based payroll, benefits and human resource management software for businesses. In 2019, Ms. Fuller was appointed to the board of directors of Treliant, LLC, an international multi-industry consulting firm specializing in regulatory requirements. In 2018, Ms. Fuller was appointed to the board of trustees for Fidelity Equity and High Income Funds. Ms. Fuller, who was inducted into the National Association of Securities Professionals Wall Street Hall of Fame, was named to Chief Investment Officer Magazine’s “Power 100” and received the Urban Technology Center’s Corporate Leadership Award. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. In 2023, Ms. Fuller was appointed to the board of trustees of the Robert Wood Johnson Foundation. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. Ms. Fuller also serves on the board of trustees of BXSL.
James F. Clark. Mr. Clark has served as a Partner with Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. At Sound Shore, Mr. Clark is a generalist on the investment team, responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Environmental, Social, and Governance (ESG) Committee and having served on its Investment Committee and operating committee. Previously, Mr. Clark worked at Credit Suisse First Boston (“CSFB”) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000-2004, and as the firm’s International and Domestic Oil Analyst, from 1989-2000. Mr. Clark was selected to Institutional Investor magazine’s All America Research teams, 1993-1999. Mr. Clark was also named a Wall Street Journal All-Star Analyst, for both International and Domestic Oils from 1993-1999. Mr. Clark was also recognized by the Wall Street Journal as an All-Star Analyst from 1994 to 1999, and named to that newspaper’s All-Star Analyst Hall of Fame in 1998 and 1999. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark also served as a winter adjunct faculty member at Williams College, 2020-2021. Mr. Clark brings a broad range of knowledge and experience with investing in and analyzing securities investments, and his experience managing investments is a significant resource for the Company. Mr. Clark also serves on the board of trustees of BXSL.
Michelle Greene. Ms. Greene is President Emeritus and a board member and Advisor to the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support companies seeking to partner with long-term shareholders, engage a broad group of stakeholders and build their businesses over time. In this role, she provides guidance to executives on governance and policy issues, including related to ESG, the role of the board, long-term investor and stakeholder engagement and IPOs. She also is on the board of directors and a Fellow at the Aspen Institute Business & Society Program, which works with executives, investors, and scholars to align business decisions and investments with the long-term health of society and the planet. Prior to LTSE, Ms. Greene was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (NYSE), where she launched and led its global ESG team, advised Fortune 500 companies on sustainability programs and served as Executive Director of the NYSE Foundation. Previously, she served at the U.S. Department of the Treasury under two administrations, working on financial markets policy, including government response to the 2008 financial crisis and policy development on financial inclusion. Ms. Greene was also a Consultant at McKinsey & Company and led the Carr Center for Human Rights Policy at Harvard University, having begun her career as a corporate securities lawyer. Ms. Greene has been a member of recent Aspen Institute working groups on employee voice on corporate boards and executive compensation and previously served on World Economic Forum advisory boards on financial inclusion and gender parity. She was previously Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, a member of the White House Council on Women and Girls and an adjunct professor at Columbia University’s School of International and Public Affairs. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene also serves on the board of trustees of BXSL.

Executive Officers Who Are Not Trustees
Jonathan Bock, Co-Chief Executive Officer of the Company and Global Head of Market Research of Blackstone Credit & Insurance and Senior Managing Director of Blackstone. Prior to joining Blackstone, Mr. Bock was the Chief Executive Officer of Barings BDC. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in July 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Mr. Bock was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a Bachelor of Science in finance from the University of Illinois College of Business and is a member of the CFA Institute. Mr. Bock also serves as the Co-Chief Executive Officer of BXSL.
Carlos Whitaker, President of the Company and Senior Managing Director of Blackstone. Before joining Blackstone Credit & Insurance, Mr. Whitaker had a 21-year career at Credit Suisse where he was a Managing Director and senior executive in the Global markets division. Mr. Whitaker is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. Mr. Whitaker also sits on the boards of New York for McCombs and Rising Stars Capital Management, which is a nonprofit focused on improving diversity in the finance industry. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting, and a Master of Professional Accounting from the University of Texas at Austin, where he graduated with honors. Mr. Whitaker also serves as the President of BXSL.
Teddy Desloge (Portfolio Manager), Chief Financial Officer of the Company and Managing Director of Blackstone. Mr. Desloge is involved with investment management for Blackstone Credit & Insurance’s various direct lending vehicles. Since joining Blackstone Credit & Insurance in 2015, Mr. Desloge has focused on origination, research, and execution of private and opportunistic credit investments across industries, and supporting Blackstone Credit & Insurance’s Private Credit Strategies. Before joining Blackstone Credit & Insurance in 2015, Mr. Desloge was an Associate at Gefinor Capital where he focused on origination, research and execution of private credit and equity investments. He started his career in the Leveraged Finance Group at Jefferies. Mr. Desloge graduated from Hobart & William Smith Colleges with a B.A. and a major in Economics. Mr. Desloge also serves as the Chief Financial Officer of BXSL
Katherine Rubenstein, Chief Operating Officer of the Company and Managing Director of Blackstone. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit & Insurance Value Creation), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for Blackstone Credit & Insurance’s portfolio companies. She subsequently created and led the Blackstone Credit & Insurance Value Creation Program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an A.B. from Dartmouth College. Ms. Rubenstein also serves as the Chief Operating Officer of BXSL.
Matthew Alcide, Chief Accounting Officer and Treasurer of the Company and Senior Vice President of Blackstone. Mr. Alcide is a member of the Blackstone Credit & Insurance BDC Finance Group where he oversees the accounting and financial reporting for Blackstone’s BDCs. Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities. Mr. Alcide graduated magna cum laude from Providence College with a B.S. in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York. Mr. Alcide also serves as the Chief Accounting Officer and Treasurer of BXSL.

Oran Ebel, Chief Legal Officer and Secretary of the Company and Managing Director of Blackstone. Mr. Ebel is Deputy General Counsel of Blackstone Credit & Insurance and a Managing Director in Blackstone’s Legal & Compliance Group. Mr. Ebel oversees legal matters relating to Blackstone Credit & Insurance’s BDCs, is responsible for legal matters relating to Blackstone Credit & Insurance’s Private Credit investments and plays a key role overseeing other legal functions relating to Blackstone’s Credit business. Prior to joining Blackstone in 2013, Mr. Ebel was an associate in the Finance Group of Debevoise & Plimpton LLP in New York. Mr. Ebel received an A.B., cum laude, from Princeton University and a J.D., cum laude, from New York University School of Law. Mr. Ebel also serves as the Chief Legal Officer and Secretary of BXSL.
William Renahan, Chief Compliance Officer of the Company and Managing Director of Blackstone. Prior to joining Blackstone in 2022, Mr. Renahan had been working in the Investment Management industry for over 25 years. He has previously been an associate in the New York office of Battle Fowler LLP (which subsequently “merged” into Paul Hastings LLP). He also served for approximately 13 years at Legg Mason and predecessor firms as a Managing Director and Senior Counsel. Mr. Renahan’s position immediately prior to joining Blackstone was Senior Managing Director and Chief Compliance Officer of Duff & Phelps Investment Management and its affiliated funds. Mr. Renahan has been an active member of the Investment Company Institute and served as Chairman of the ICI’s Closed-end Fund Committee from 2014—2018. He holds a B.A. from Hobart College, a J.D., cum laude, from Albany Law School (where he was also an editor of the Albany Law Review), and a Master of Laws in Taxation from New York University School of Law. Mr. Renahan also serves as the Chief Compliance Officer of BXSL.
Stacy Wang, Head of Stakeholder Relations of the Company and Managing Director of Blackstone. Prior to her current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors in Blackstone Credit & Insurance products. Prior to joining Blackstone Credit & Insurance in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions. Ms. Wang graduated from the Stern School of Business at New York University with a B.S. in Finance and Journalism. Ms. Wang also serves as the Head of Stakeholder Relations of BXSL.
Board Leadership Structure
Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.
Under our bylaws, our Board may designate one of our Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board. The Board has appointed Brad Marshall to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.
Our Board believes that its leadership structure is the optimal structure for us at this time. Our Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.
Board’s Role in Risk Oversight
Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the ‘Board’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.
Corporate Governance
Committees
The Board has an Audit Committee and a Nominating and Governance Committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.
Audit Committee
The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of five persons, including Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene all of whom are considered independent for purposes of the 1940 Act. Robert Bass serves as the chair of the Audit Committee. Our Board of Trustees has determined that Robert Bass qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.
A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.bcred.com.
Nominating and Governance Committee
The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of independent Trustees. The nominating and governance committee consists of five persons, including Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene all of whom are considered independent for purposes of the 1940 Act. Tracy Collins serves as the chair of the Nominating and Governance Committee.
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
Communications to the Board of Trustees
The independent trustees serving on our Board intend to meet in executive sessions at the conclusion of or preceding each regularly scheduled meeting of the Board, and additional as needed, without the presence of any trustees or other persons who are part of our management.
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual trustees or any group or committee of trustees, correspondence should be addressed to the Board or any such individual trustees or group or committee of trustees by either name or title. All such correspondence should be sent c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154, Attention: Chief Compliance Officer.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can view the code of ethics on the SEC’s website at www.sec.gov.
Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee as of March 11, 2024:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Brad Marshall	over 100,000	over $100,000
Vikrant Sawhney	over 100,000	over $100,000
Independent Trustees
Robert Bass	over 100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	None	None
James F. Clark	over 100,000	over $100,000
Michelle Greene	None	None
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of March 11, 2024, multiplied by the Company’s net asset value per share as of December 31, 2023.
(3)The “Fund Complex” consists of the Company, Blackstone Secured Lending Fund, the Blackstone Credit & Insurance Closed-End Funds (Blackstone Senior Floating Rate Term Fund, Blackstone Long-Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund) and Blackstone Alternative Multi-Strategy Fund.

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
Compensation of Trustees
No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Effective February 23, 2022, we pay each independent trustee: (i) $150,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $7,500 per year for the Chairman of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee. These Trustees are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows for the fiscal year ended December 31, 2023:

	Total Compensation earned from the Company for Fiscal Year 2023 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2023 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$188,000	$378,500
Tracy Collins	$180,500	$361,000
Vicki Fuller	$173,500	$347,000
James F. Clark	$180,500	$361,000
Michelle Greene	$180,500	$361,000
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as chairman of the Audit Committee
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)The Blackstone Credit & Insurance Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Secured Lending Fund does pay compensation to the Independent Trustees of the Company.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of March 11, 2024, the beneficial ownership of each current trustee, the Company’s executive officers and the executive officers and trustees as a group. We are not aware of any person that beneficially owns 5% or more of the outstanding voting shares. Percentage of beneficial ownership is based on 1,199,401,539 shares outstanding as of March 11, 2024.

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

	Type of Ownership	Number	Percentage
Interested Trustees
Brad Marshall	Record/Beneficial	79,469	*
Vikrant Sawhney	Record/Beneficial	46,673	*
Independent Trustees
Robert Bass	Record/Beneficial	5,298	*
Tracy Collins	—	—	—
Vicki Fuller	—	—	—
James F. Clark	Record/Beneficial	18,543	*
Michelle Greene	—	—	—
Executive Officers Who Are Not Directors
Jonathan Bock	—	—	—
Carlos Whitaker	—	—	—
Teddy Desloge	Record/Beneficial	4,616	*
Katherine Rubenstein	Record/Beneficial	3,615	*
Matthew Alcide	—	—	—
Oran Ebel	—	—	—
William Renahan	—	—	—
Stacy Wang	—	—	—
All Trustees and Executive Officers as a Group (15 persons)		158,215	*
* Less than 1%
Securities Authorized for Issuance Under Equity Compensation Plan
We do not have any equity compensation plans, and we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, trustees and employees (if any).

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Investment Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” and “Item 1. Business—Administration Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.
For the years ended December 31, 2023, 2022 and 2021 base management fees were $316.2 million, $259.9 million and $74.6 million respectively, of which $0.0 million, $0.0 million and $18.2 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, $87.3 million and $73.4 million, respectively, was payable to the Adviser relating to management fees.
For the years ended December 31, 2023, 2022 and 2021, the Company accrued income based incentive fees of $446.9 million, $288.9 million and $71.5 million, respectively, of which $0.0 million, $0.0 million and $14.9 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, there was $122.9 million and $94.1 million, respectively, payable to the Adviser for income based incentive fees.
For the years ended December 31, 2023 and 2021 the Company accrued capital gains incentive fees of $0.0 million, and $15.1 million, respectively. For the year ended December 31, 2022 the Company reversed previously accrued capital gains incentive fee of $(15.1) million.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $6.7 million, $5.8 million and $2.1 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $2.3 million and $1.9 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities, respectively
Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Blackstone Credit & Insurance BDCs, and other public or private Blackstone Credit & Insurance funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit & Insurance must offer an opportunity for the Blackstone Credit & Insurance BDCs to participate. The Blackstone Credit & Insurance BDCs may determine to participate or not to participate, depending on whether Blackstone Credit & Insurance determines that the investment is appropriate for the Blackstone Credit & Insurance BDCs (e.g., based on investment strategy). The co-investment is generally allocated to us, any other Blackstone Credit & Insurance BDCs (including Blackstone Secured Lending Fund) and the other Blackstone Credit & Insurance funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the years ended December 31, 2023 and December 31, 2022 were $1.9 million and $1.0 million, respectively.
Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate audit-related fees billed by Deloitte & Touche LLP for the years ended December 31, 2023 and December 31, 2022 were $0.1 million and $0.2 million, respectively.
Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and 2022.
Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the years ended December 31, 2023 and 2022.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and 2022.
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the years ended December 31, 2023 and 2022.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and 2022.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2023 and 2022. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 139 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2, filed on September 2, 2021).

4.2
Master Note Purchase Agreement, dated as of June 21, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

4.3
Note Purchase Agreement, dated May 3, 2022, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 4, 2022).

4.4
Master Note Purchase Agreement, dated October 11, 2022, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 13, 2022).

4.5
Indenture, dated June 29, 2021, by and among BCRED BSL CLO 2021-1, Ltd. as issuer, BCRED BSL CLO 2021-1, LLC as co-issuer and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

4.6
Indenture, dated as of September 15, 2021, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.6.1
First Supplemental Indenture, dated as of September 15, 2021, relating to the 1.750% Notes due 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.6.2
Second Supplemental Indenture, dated as of September 15, 2021, relating to the 2.625% Notes due 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

Exhibit Number	Description of Exhibits
4.6.3
Third Supplemental Indenture, dated as of November 2, 2021, relating to the 1.750% Notes due 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2021).

4.6.4
Fourth Supplemental Indenture, dated as of November 22, 2021, relating to the 2.350% Notes due 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.5
Fifth Supplemental Indenture, dated as of November 22, 2021, relating to the 3.250% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.6
Sixth Supplemental Indenture, dated as of January 18, 2022, relating to the 2.700% Notes due 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.7
Seventh Supplemental Indenture, dated as of January 18, 2022, relating to the 4.000% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.8
Eighth Supplemental Indenture, dated as of March 24, 2022, relating to the 2.700% Notes due 2025, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

4.6.9
Ninth Supplemental Indenture, dated as of April 14, 2022, relating to the 4.875% Notes due 2026, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on April 21, 2022).

4.6.10
Tenth Supplemental Indenture, dated as of September 27, 2022, relating to the 7.050% Notes due 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on September 27, 2022).

4.6.11
Eleventh Supplemental Indenture, dated as of November 27, 2023, relating to the 7.300% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 28, 2023).

4.6.12
Twelfth Supplemental Indenture, dated as of January 25, 2024, relating to the 6.250% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 29, 2024).

4.6.13	Form of 1.750% Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.6.14	Form of 2.625% Notes due 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 15, 2021).

4.6.15	Form of 1.750% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

4.6.16	Form of 2.350% Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.17	Form of 3.250% Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.18	Form of 2.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.19	Form of 4.000% Notes due 2029 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.20	Form of 4.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2022).

Exhibit Number	Description of Exhibits
4.6.21	Form of 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on April 21, 2022).

4.6.22	Form of 7.050% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 27, 2022).

4.6.23	Form of 7.300% Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 28, 2023).

4.6.24	Form of 6.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on January 29, 2024).

4.7
Registration Rights Agreement, dated as of November 27, 2023, relating to the 7.300% Notes due November 2028, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 28, 2023).

4.8
Registration Rights Agreement, dated as of January 25, 2024, relating to the 6.250% Notes due January 2031, by and among the Company and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., J.P. Morgan Securities LLC, and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on January 29, 2024).

4.9	Description of Securities.*

10.1	Investment Advisory Agreement between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.2
Amended and Restated Investment Advisory Agreement between the Registrant and the Adviser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 3, 2022).

10.3
Intermediary Manager Agreement between the Company and the Intermediary Manager, dated October 5, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.4	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company's Registration Statement on Form N-2, filed on September 30, 2020).

10.5	Distribution and Shareholder Servicing Plan of the Registrant, dated October 5, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

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

10.9
Agency Agreement between the Company and SS&C GIDS, Inc. (formerly, DST Systems, Inc.), dated October 5, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.10
Expense Support and Conditional Reimbursement Agreement by and between the Company and Adviser, dated October 5, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.11	Multi-Class Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.12	Distribution Reinvestment Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

Exhibit Number	Description of Exhibits

10.13
Securities Purchase Agreement, dated March 5, 2021, by and among the Company, Twin Peaks Parent LLC, BCRED Twin Peaks LLC, Teacher Retirement System of Texas and Blackstone Credit BDC Advisors LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2021).

10.14
Amendment and Restatement Agreement, dated as of May 6, 2022, to the Senior Secured Credit Agreement, dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto and Citibank N.A., as administrative agent, and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2022).

10.15
Amended and Restated Senior Secured Credit Agreement, dated as of May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 12, 2022).

10.16
First Amendment and Extension Agreement to the Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

10.17
Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 17, 2023).

21.1	Subsidiaries.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________
*    Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Private Credit Fund

Date: March 15, 2024	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 15, 2024.

Name	Title

/s/ Brad Marshall	Co-Chief Executive Officer (Principal Executive Officer) and Trustee
Brad Marshall

/s/ Jonathan Bock	Co-Chief Executive Officer (Principal Executive Officer)
Jonathan Bock

/s/ Teddy Desloge	Chief Financial Officer (Principal Financial Officer)
Teddy Desloge

/s/ Matthew Alcide	Chief Accounting Officer and Treasurer (Principal Accounting Officer)
Matthew Alcide

/s/ Vikrant Sawhney	Trustee
Vikrant Sawhney

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ Vicki Fuller	Trustee
Vicki Fuller

/s/ James F. Clark	Trustee
James F. Clark

/s/ Michelle Greene	Trustee
Michelle Greene