Form 10-Q
period 2024-03-31
Blackstone Private Credit Fund
filed 2024-05-13
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Registrant’s telephone number, including area code: (212) 503-2100
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 6, 2024 was 825,911,588, 417,991,192 and 16,932,999 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Private Credit Fund (together, with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board of Trustees (the “Board”);
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $50,251,632 and $48,561,249 at March 31, 2024 and December 31, 2023, respectively)	$50,024,720	$48,242,813
Non-controlled/affiliated investments (cost of $558 and $558 at March 31, 2024 and December 31, 2023, respectively)	2,267	2,499
Controlled/affiliated investments (cost of $2,499,563 and $2,459,916 at March 31, 2024 and December 31, 2023, respectively)	2,485,589	2,498,599
Total investments at fair value (cost of $52,751,753 and $51,021,723 at March 31, 2024 and December 31, 2023, respectively)	52,512,576	50,743,911
Cash and cash equivalents (restricted cash of $938 and $938 at March 31, 2024 and December 31, 2023, respectively)	3,071,528	1,481,770
Interest receivable from non-controlled/non-affiliated investments	604,939	515,902
Dividend receivable from controlled/affiliated investments	101,597	98,607
Receivable from broker	282,292	266,573
Deferred financing costs	106,780	93,836
Deferred offering costs	1,746	1,032
Receivable for investments sold	145,631	101,460
Derivative assets at fair value (Note 6)	10,601	14,145
Total assets	$56,837,690	$53,317,236
LIABILITIES
Debt (net of unamortized debt issuance costs of $99,904 and $91,634 at March 31, 2024 and December 31, 2023, respectively)	$23,832,245	$23,179,861
Payable for investments purchased	361,905	70,138
Management fees payable (Note 3)	95,382	87,272
Income based incentive fees payable (Note 3)	125,357	122,943
Interest payable	340,988	322,597
Derivative liabilities at fair value (Note 6)	180,901	165,541
Due to affiliates	22,648	23,577
Distribution payable (Note 9)	265,044	245,032
Payable for share repurchases (Note 9)	557,702	532,774
Accrued expenses and other liabilities	17,790	33,064
Total liabilities	25,799,962	24,782,799
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,216,675,450 and 1,123,896,870 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	12,167	11,239
Additional paid in capital	31,033,807	28,679,353
Distributable earnings (loss)	(8,246)	(156,155)
Total net assets	31,037,728	28,534,437
Total liabilities and net assets	$56,837,690	$53,317,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	March 31, 2024	December 31, 2023
Class I Shares:
Net assets	$20,311,966	$18,649,595
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	796,226,759	734,579,940
Net asset value per share	$25.51	$25.39
Class S Shares:
Net assets	$10,308,375	$9,492,496
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	404,087,160	373,864,258
Net asset value per share	$25.51	$25.39
Class D Shares:
Net assets	$417,387	$392,346
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	16,361,531	15,452,672
Net asset value per share	$25.51	$25.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,390,843	$1,231,747
Payment-in-kind interest income	92,331	40,820
Fee income	2,390	997
From controlled/affiliated investments:
Payment-in-kind interest income	349	—
Dividend income	82,951	62,178
Total investment income	1,568,864	1,335,742
Expenses:
Interest expense	450,062	436,223
Management fees (Note 3)	95,382	73,603
Income based incentive fees (Note 3)	125,357	100,758
Distribution and shareholder servicing fees
Class S	21,405	15,391
Class D	259	560
Professional fees	3,583	4,021
Board of Trustees’ fees	221	224
Administrative service expenses (Note 3)	1,833	1,922
Other general & administrative	4,839	4,644
Amortization of continuous offering costs	639	1,299
Total expenses before excise tax	703,580	638,645
Net investment income before excise tax	865,284	697,097
Excise tax expense	9,451	7,742
Net investment income after excise tax	855,833	689,355
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	141,351	123,242
Non-controlled/affiliated investments	(232)	342
Controlled/affiliated investments	(52,658)	45,799
Derivative instruments (Note 6)	21,621	(11,940)
Foreign currency and other transactions	(161)	(1,260)
Net change in unrealized appreciation (depreciation)	109,921	156,183
Net realized gain (loss):
Non-controlled/non-affiliated investments	(42,398)	(101,696)
Derivative instruments (Note 6)	(6,397)	4,770
Foreign currency and other transactions	2,089	4,243
Net realized gain (loss)	(46,706)	(92,683)
Net realized and change in unrealized gain (loss)	63,215	63,500
Net increase (decrease) in net assets resulting from operations	$919,048	$752,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operations:
Net investment income after excise tax	$855,833	$689,355
Net change in unrealized appreciation (depreciation)	109,921	156,183
Net realized gain (loss)	(46,706)	(92,683)
Net increase (decrease) in net assets resulting from operations	919,048	752,855
Distributions to common shareholders:
Class I	(520,413)	(392,229)
Class S	(240,186)	(168,893)
Class D	(10,542)	(22,249)
Net decrease in net assets resulting from distributions	(771,141)	(583,371)
Share transactions:
Class I:
Proceeds from shares sold	1,731,701	470,258
Share transfers between classes	41,217	1,111,972
Distributions reinvested	241,268	170,112
Repurchased shares, net of early repurchase deduction	(448,947)	(750,926)
Net increase (decrease) from share transactions	1,565,239	1,001,416
Class S:
Proceeds from shares sold	797,084	358,664
Share transfers between classes	(41,557)	(33,734)
Distributions reinvested	115,110	75,600
Repurchased shares, net of early repurchase deduction	(103,536)	(131,646)
Net increase (decrease) from share transactions	767,101	268,884
Class D:
Proceeds from shares sold	26,207	52,213
Share transfers between classes	340	(1,078,238)
Distributions reinvested	1,593	14,998
Repurchased shares, net of early repurchase deduction	(5,096)	(10,465)
Net increase (decrease) from share transactions	23,044	(1,021,492)
Total increase (decrease) in net assets	2,503,291	418,292
Net assets, beginning of period	28,534,437	22,685,065
Net assets, end of period	$31,037,728	$23,103,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$919,048	$752,855
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(88,461)	(169,383)
Net change in unrealized (appreciation) depreciation on derivative instruments	(21,621)	11,940
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	161	1,260
Net realized (gain) loss on investments	42,398	101,696
Net realized (gain) loss on derivative instruments	6,397	—
Net realized (gain) loss on foreign currency and other transactions	(2,089)	—
Payment-in-kind interest capitalized	(83,919)	(47,295)
Net accretion of discount and amortization of premium	(43,879)	(39,863)
Amortization of deferred financing costs	8,585	7,364
Amortization of debt issuance costs and original issue discount on notes	7,829	6,501
Amortization of offering costs	639	1,299
Purchases of investments	(3,000,252)	(779,876)
Proceeds from sale of investments and principal repayments	1,355,622	1,988,650
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(89,037)	62,265
Dividend receivable from controlled/affiliated investments	(2,990)	(20,525)
Receivable from broker	(15,719)	33,403
Receivable for investments sold	(44,171)	193,911
Other assets	—	(140)
Payable for investments purchased	291,767	(154,925)
Management fees payable	8,110	211
Income based incentive fees payable	2,414	6,641
Interest payable	18,391	(22,988)
Due to affiliates	(929)	9,971
Accrued expenses and other liabilities	(15,274)	23,825
Net cash provided by (used in) operating activities	(746,980)	1,966,797
Cash flows from financing activities:
Borrowings on debt	1,093,597	2,109,270
Repayments on debt	(343,502)	(3,558,321)
Deferred financing costs paid	(21,139)	(341)
Debt issuance costs paid	(18,782)	(1,377)
Deferred offering costs paid	(934)	(337)
Proceeds from issuance of common shares	2,554,992	881,135
Repurchased shares, net of early repurchase deduction paid	(532,655)	(1,161,453)
Dividends paid in cash	(393,158)	(322,928)
Net cash provided by (used in) financing activities	2,338,419	(2,054,352)
Net increase (decrease) in cash and cash equivalents	1,591,439	(87,555)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,681)	5,382
Cash and cash equivalents, beginning of period	1,481,770	1,351,901
Cash and cash equivalents, end of period	$3,071,528	$1,269,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$491,504	$504,776
Distribution payable	265,044	198,748
Reinvestment of distributions during the period	357,971	260,710
Accrued but unpaid debt financing and debt issuance costs	8,582	—
Accrued but unpaid offering costs	6	6
Share repurchases accrued but not yet paid	557,702	893,244
Excise taxes paid	26,402	5,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.44%	1/29/2027		$2,513	$2,514	$2,522	0.01%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	9.33%	2/15/2029		12,060	12,018	12,103	0.04
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.85%	5/25/2028		50,337	49,254	45,926	0.15
Atlas CC Acquisition Corp.	(4)(7)(10)	SOFR +	4.00%	9.44%	5/25/2028		6,337	6,158	4,625	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.42%	12/31/2027		32,721	32,673	32,067	0.10
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	12.06%	1/9/2030		2,364	2,298	2,364	0.01
Linquest Corp.	(4)(10)	SOFR +	5.75%	11.16%	7/28/2028		153,563	151,666	151,259	0.49
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.68%	4/2/2026		142,463	141,805	142,463	0.46
Loar Group, Inc.	(4)(7)(11)	SOFR +	7.25%	12.68%	4/2/2026		61,476	60,827	60,536	0.20
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.68%	4/2/2026		58,944	58,944	58,944	0.19
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	4.00%	9.33%	6/14/2030		1,071	1,069	1,077	0.00
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	11.33%	12/5/2030		54,347	52,710	53,421	0.17
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.55%	6/1/2027		48,097	47,538	35,592	0.11
Peraton Corp.	(10)	SOFR +	3.75%	9.18%	2/1/2028		13,435	13,457	13,448	0.04
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.68%	12/6/2028		11,761	11,721	11,801	0.04
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	6.00%	11.31%	3/1/2028		14,877	14,613	14,859	0.05
								659,265	643,007	2.07
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027		264,899	261,914	256,290	0.83
Alliance Ground	(4)(9)	SOFR +	5.75%	11.18%	6/11/2027		94,457	93,221	91,387	0.29
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.65%	7/19/2029	EUR	114,140	113,143	119,693	0.39
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.06%	7/19/2029		102,349	100,403	102,349	0.33
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.91%	4/30/2027		102,060	101,628	96,702	0.31
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.71%	12/9/2026		28,088	27,662	28,088	0.09
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.71%	2/5/2029		139,452	137,521	139,452	0.45
Redwood Services Group, LLC	(4)(10)	SOFR +	6.25%	11.66%	6/15/2029		62,566	61,586	62,409	0.20
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	5.75%	11.16%	6/15/2028		405	353	352	0.00
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.56%	12/30/2028		1,096	1,061	1,073	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.21%	12/31/2028		272,219	268,551	257,247	0.83
SEKO Global Logistics Network, LLC	(4)(11)	E +	5.00%	8.90%	12/30/2026	EUR	34,685	39,840	35,455	0.11
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.46%	12/30/2026		83,215	82,690	78,846	0.25
SEKO Global Logistics Network, LLC	(4)(7)(11)	P +	4.00%	12.50%	12/30/2026		6,302	6,267	5,708	0.02
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.75%	9.08%	1/25/2029		13,048	12,986	13,077	0.04
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	9.57%	7/26/2028		14,007	13,919	13,958	0.04
								1,322,745	1,302,086	4.18
Airlines
Air Canada	(6)(8)	SOFR +	2.50%	7.83%	3/14/2031		6,339	6,323	6,359	0.02
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.18%	6/7/2028		7,439	7,419	7,442	0.02
								13,742	13,801	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Auto Components
Clarios Global LP	(6)(8)	SOFR +	3.00%	8.33%	5/6/2030		$3,491	$3,491	$3,504	0.01%
First Brands Group, LLC	(11)	SOFR +	5.00%	10.57%	3/30/2027		4,549	4,515	4,557	0.01
Metis Buyer, Inc.	(10)	SOFR +	3.75%	9.08%	5/4/2028		27,091	26,713	27,168	0.09
Metis Buyer, Inc.	(4)(7)(8)	SOFR +	3.25%	8.69%	5/4/2026		5,310	5,225	5,262	0.02
								39,944	40,491	0.13
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.81%	3/31/2028		44,654	44,010	44,241	0.14
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	7.46%	11/15/2027		5,982	5,918	5,805	0.02
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.95%	8/1/2028		25,675	25,360	26,082	0.08
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	8.68%	4/12/2028		4,855	4,829	4,838	0.02
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.18%	11/23/2027		19,737	19,713	19,537	0.06
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	9.64% PIK	4/23/2028	EUR	29,426	31,984	27,223	0.09
Engineered Stone Group Holdings III Ltd.	(4)(6)(10)	SOFR +	6.01%	11.32% PIK	4/23/2028		60,946	60,087	52,261	0.17
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.43%	2/26/2027		110,430	109,476	109,326	0.35
Great Day Improvements, LLC	(4)(10)	SOFR +	6.25%	11.69%	12/29/2027		191,778	189,212	191,778	0.62
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.31%	2/25/2027		43,474	43,231	39,236	0.13
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.31%	2/25/2027		187,540	186,142	169,254	0.55
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.31%	2/25/2027		6,319	6,281	5,703	0.02
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.82%	3/12/2028		40,281	40,109	40,314	0.13
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	11.57%	9/1/2027		112,852	111,581	111,160	0.36
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	4/1/2026		147,986	146,582	145,396	0.47
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.68%	11/3/2028		25,145	24,976	25,140	0.08
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.96%	12/29/2026		56,265	55,747	55,984	0.18
								1,055,310	1,023,232	3.31
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.00%	9.33%	8/17/2028		10,638	10,637	10,692	0.03
AllSpring Buyer, LLC	(6)(9)	SOFR +	3.25%	8.82%	11/1/2028		2,940	2,951	2,942	0.01
Apex Group Treasury, LLC	(6)(9)	SOFR +	3.75%	9.33%	7/27/2028		15,102	15,079	15,111	0.05
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	5.00%	10.32%	7/27/2028		78,550	77,117	78,942	0.25
Aretec Group, Inc.	(6)(8)	SOFR +	4.50%	9.93%	8/9/2030		857	848	863	0.00
Clipper Acquisitions Corp.	(8)	SOFR +	1.75%	7.19%	3/3/2028		1,985	1,978	1,981	0.01
FFML Holdco Ltd	(4)(6)(10)	B +	6.25%	11.94%	11/30/2028	NZD	38,495	23,352	22,884	0.07
Focus Financial Partners, LLC	(9)	SOFR +	2.75%	8.08%	6/30/2028		8,945	8,934	8,927	0.03
Focus Financial Partners, LLC	(9)	SOFR +	2.50%	7.83%	6/30/2028		1,985	1,985	1,979	0.01
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	12.07%	4/30/2027		3,913	3,859	3,874	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	10.90%	12/22/2027		12,151	12,075	12,029	0.04
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	9.19%	12/1/2028		13,127	13,066	13,177	0.04
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.94%	4/7/2028		18,416	18,386	18,441	0.06
								190,267	191,842	0.61
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.93%	9/30/2026		4,887	4,893	4,897	0.02
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	11.06%	11/15/2030		21,429	20,956	21,304	0.07
Geon Performance Solutions, LLC	(4)(10)	SOFR +	4.75%	10.31%	8/18/2028		3,606	3,589	3,615	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	4.50%	10.10%	8/30/2028		7,966	7,954	7,972	0.03
Olympus Water US Holding Corp.	(9)	SOFR +	3.75%	9.32%	11/9/2028		5,498	5,489	5,508	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals (continued)
Oxea Corporation	(6)(8)	SOFR +	3.50%	8.93%	10/14/2024	$6	$6	$6	0.00%
							42,887	43,302	0.15
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.33%	8/18/2028	43,744	43,224	43,847	0.14
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.18%	5/12/2028	41,043	40,985	41,039	0.13
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	8.47%	11/16/2028	11,735	11,704	11,763	0.04
APX Group, Inc.	(6)(9)	SOFR +	3.25%	8.69%	7/10/2028	17,345	17,319	17,408	0.06
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	11.18%	5/7/2028	383,163	383,163	383,163	1.23
Bazaarvoice, Inc.	(4)(8)	SOFR +	5.75%	11.15%	5/7/2028	24,329	24,329	24,329	0.08
CFS Brands, LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.33%	10/2/2030	201,104	196,603	199,738	0.64
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	10.08%	3/31/2028	8,048	7,990	8,073	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.19%	3/31/2028	22,651	22,676	22,675	0.07
Divisions Holding Corp.	(4)(10)	SOFR +	4.75%	10.19%	5/27/2028	8,935	8,875	8,902	0.03
EAB Global, Inc.	(9)	SOFR +	3.50%	8.94%	8/16/2028	4,888	4,872	4,896	0.02
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	9.32%	8/31/2028	8,937	8,881	8,859	0.03
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.32%	11/17/2029	61,635	60,197	60,102	0.19
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.58%	2/1/2029	21,074	20,983	21,140	0.07
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.56%	10/2/2030	60,136	58,368	59,432	0.19
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.18%	12/15/2027	133,212	131,567	133,212	0.43
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.16%	11/9/2029	12,079	11,459	11,657	0.04
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.19%	12/15/2027	62,532	61,670	62,222	0.20
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.68%	12/17/2030	282,691	279,917	282,691	0.91
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.18%	12/10/2027	58,429	57,490	58,204	0.19
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.76%	10/19/2028	46,840	46,231	46,371	0.15
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.25%	10.68%	10/19/2028	20,896	20,624	20,687	0.07
MaxGen Energy Services Corporation	(4)(7)(11)	SOFR +	5.50%	10.93%	6/2/2027	83,793	82,606	83,145	0.27
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.50%	10.84%	12/1/2027	187,232	184,922	187,232	0.60
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	5.00%	10.34%	12/1/2027	127,381	125,267	127,381	0.41
Polyphase Elevator Holding Co.	(4)(7)(11)	SOFR +	6.00%	11.40% (incl. 5.00% PIK)	6/23/2027	16,375	16,168	11,628	0.04
Recycle & Resource US, LLC	(6)(9)	SOFR +	3.50%	9.07%	7/14/2028	5,102	5,078	4,882	0.02
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.19%	12/8/2028	27,000	26,914	26,990	0.09
USIC Holdings, Inc.	(10)	SOFR +	3.50%	9.06%	5/12/2028	24,375	24,302	24,359	0.08
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.43%	1/21/2029	9,009	8,978	8,927	0.03
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.57%	11/2/2027	20,091	20,120	19,690	0.06
							2,013,482	2,024,644	6.54
Construction & Engineering
Aegion Corporation	(10)	SOFR +	4.25%	9.58%	5/17/2028	15,950	15,950	16,030	0.05
ASP Endeavor Acquisition, LLC	(4)(9)	SOFR +	6.50%	12.08%	5/3/2027	35,010	34,650	32,034	0.10
Atlas Securitized Products Funding 2, L.P.	(7)(8)	SOFR +	1.50%	6.83%	4/10/2026	102,628	98,244	98,244	0.32
COP Home Services TopCo IV, Inc.	(4)(7)(11)	SOFR +	6.00%	11.41%	12/31/2027	210,563	206,472	210,140	0.68
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	10.43%	3/2/2028	23,086	22,962	22,624	0.07
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.93%	12/16/2027	11,316	11,262	11,337	0.04
Thermostat Purchaser III, Inc.	(4)(7)(10)	SOFR +	4.50%	9.99%	8/31/2028	41,261	40,602	40,639	0.13
Wec US Holdings Ltd	(8)	SOFR +	2.75%	8.08%	1/27/2031	7,963	7,893	7,963	0.03
							438,035	439,011	1.42

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Construction Materials
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.08%	10/19/2027		$16,958	$16,996	$17,028	0.05%
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.86%	9/30/2028		11,386	11,128	11,215	0.04
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	11.68%	9/30/2027		2,587	2,496	2,457	0.01
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.19%	3/11/2028		15,400	15,385	15,436	0.05
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.44%	8/4/2027		8,923	8,912	8,932	0.03
MAR Bidco S.à r.l.	(6)(9)	SOFR +	4.20%	9.77%	7/6/2028		3,849	3,837	3,666	0.01
Novolex, Inc.	(9)	SOFR +	3.68%	9.11%	4/13/2029		16,899	16,569	16,941	0.05
Pretium PKG Holdings, Inc.	(11)(18)	SOFR +	4.60%	9.91% (incl. 1.40% PIK)	10/2/2028		22,073	21,797	19,838	0.06
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	9.32%	9/15/2028		16,314	16,291	16,363	0.05
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.94%	8/12/2028		990	987	993	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.69%	3/3/2028		9,583	9,526	9,488	0.03
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.57%	9/15/2028		15,751	15,719	15,776	0.05
Trident TPI Holdings, Inc.	(9)	SOFR +	5.25%	10.56%	9/15/2028		6,041	5,926	6,073	0.02
								128,573	127,178	0.40
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.08%	12/10/2028		7,860	7,754	7,545	0.02
BradyIFS Holdings, LLC	(4)(11)	SOFR +	6.00%	11.31%	10/31/2029		203,811	200,020	201,773	0.65
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.30%	10/31/2029		5,503	4,921	5,105	0.02
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.66%	10/17/2025		5,586	5,549	5,586	0.02
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	11.18%	11/2/2026		29,877	29,483	28,906	0.09
Marcone Yellowstone Buyer, Inc.	(4)(7)(10)	SOFR +	6.50%	11.95%	6/23/2028		15,612	15,130	14,545	0.05
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.72%	6/23/2028		26,330	26,012	24,750	0.08
NDC Acquisition Corp.	(4)(11)	SOFR +	5.50%	10.90%	3/9/2027		21,825	21,531	21,825	0.07
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.50%	10.87%	3/9/2027		514	468	514	0.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.91%	5/13/2026		82,457	81,831	81,426	0.26
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.15%	6/30/2025		64,025	63,473	63,385	0.20
								456,172	455,360	1.46
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.93%	12/11/2028		20,527	20,232	20,440	0.07
BPPH2 Limited	(4)(6)(8)	S +	6.87%	12.06%	3/2/2028	GBP	40,700	55,418	51,369	0.17
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	7/20/2028		946,286	940,472	946,286	3.05
Colibri Group, LLC	(10)	SOFR +	5.00%	10.48%	3/12/2029		9,803	9,733	9,848	0.03
DTA Intermediate II Ltd.	(4)(7)(11)	SOFR +	5.50%	10.81%	3/27/2030		55,731	54,244	54,241	0.17
EM Bidco Limited	(6)(9)	SOFR +	4.25%	9.66%	7/6/2029		7,441	7,378	7,457	0.02
Endeavor Schools Holdings LLC	(4)(11)	SOFR +	6.25%	11.55%	7/18/2029		47,298	46,254	46,588	0.15
Endeavor Schools Holdings LLC	(4)(7)(11)	SOFR +	6.25%	11.56%	7/18/2029		8,706	8,377	8,429	0.03
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.68%	12/31/2026		41,643	41,149	40,602	0.13
Go Car Wash Management Corp.	(4)(7)(10)	SOFR +	6.25%	11.68%	12/31/2026		48,142	46,338	45,984	0.15
Imagine Learning, LLC	(9)	SOFR +	3.50%	8.94%	12/21/2029		65,200	64,901	65,130	0.21
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	10.38%	3/12/2029		27,500	26,857	27,626	0.09
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.19%	12/15/2028		15,697	15,605	15,643	0.05
Spring Education Group, Inc.	(8)	SOFR +	4.50%	9.81%	9/29/2030		13,751	13,590	13,824	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Sunshine Cadence Holdco, LLC	(8)	SOFR +	4.25%	9.82%	3/23/2027	$39,089	$37,191	$38,356	0.12%
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	6.50%	11.81%	3/23/2027	300	294	300	0.00
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	6.50%	11.83%	3/23/2027	700	686	700	0.00
University Support Services, LLC	(9)	SOFR +	3.00%	8.43%	2/10/2029	9,810	9,775	9,801	0.03
							1,398,494	1,402,624	4.51
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	4/28/2028	133,952	132,382	130,845	0.42
Comet Acquisition, Inc.	(4)(9)	SOFR +	4.25%	9.68%	10/24/2025	15,631	15,525	15,650	0.05
Lereta, LLC	(10)	SOFR +	5.25%	10.69%	7/30/2028	29,082	28,902	22,282	0.07
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.19%	10/15/2028	66,202	65,691	66,304	0.21
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.09%	9/1/2030	19,991	19,508	19,964	0.06
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.28%	9/1/2029	523	459	523	0.00
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.57%	6/2/2028	32,748	32,513	32,469	0.10
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.75%	9.08%	2/24/2028	5,198	5,158	5,214	0.02
SelectQuote, Inc.	(4)(5)(10)	SOFR +	9.50%	14.93% (incl. 3.00% PIK)	2/15/2025	267,986	267,846	241,188	0.78
							567,984	534,439	1.71
Diversified Telecommunication Services
Numericable US, LLC	(6)(8)	SOFR +	5.50%	10.81%	8/15/2028	22,581	22,359	18,072	0.06
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.43%	10/1/2028	230,542	226,828	230,542	0.74
Zacapa, LLC	(6)(9)	SOFR +	4.00%	9.31%	3/22/2029	7,502	7,497	7,513	0.02
							256,684	256,127	0.82
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	4.75%	10.19%	3/26/2027	50,330	49,736	49,072	0.16
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.75%	11.09%	3/26/2027	48,699	47,852	48,385	0.16
Tiger Acquisition, LLC	(9)	SOFR +	3.25%	8.68%	6/1/2028	1,990	1,976	1,976	0.01
							99,564	99,433	0.33
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	5.50%	10.91%	8/17/2028	202,873	200,144	202,436	0.65
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.69%	6/21/2028	39,924	39,616	39,914	0.13
							239,760	242,350	0.78
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.41%	12/23/2026	25,190	24,959	22,797	0.07
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.41%	12/23/2026	7,561	7,518	6,842	0.02
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.42%	12/23/2026	1,939	1,929	1,755	0.01
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	10.82%	10/8/2029	461,053	452,476	451,869	1.46
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.32%	3/2/2028	11,977	11,961	11,832	0.04
Phoenix 1 Buyer Corp.	(4)(7)(8)	SOFR +	5.50%	10.82%	11/20/2030	43,137	42,647	43,137	0.14
Presidio, Inc.	(8)	SOFR +	3.50%	8.91%	1/22/2027	2,169	2,171	2,179	0.01
							543,661	540,411	1.75

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	SOFR +	7.00%	12.43%	10/4/2024		$1,791	$1,773	$1,791	0.01%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029		8,425	8,259	8,396	0.03
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	P +	5.00%	13.50%	8/17/2028		403	388	403	0.00
LPW Group Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.35%	3/15/2031		32,832	32,017	32,011	0.10
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.33%	3/15/2030		1,642	1,479	1,477	0.00
								43,916	44,078	0.14
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.95%	11/10/2028		7,622	7,572	7,598	0.02
Food Products
Quantum Bidco, Ltd.	(4)(6)(8)	S +	5.50%	10.97%	1/29/2028	GBP	4,500	5,944	5,441	0.02
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	9.33%	12/18/2026		4,868	4,886	4,881	0.02
								10,830	10,322	0.04
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	12.07%	6/30/2028		684	663	691	0.00
Quality Distribution LLC	(4)(7)(11)	P +	5.75%	14.25%	6/30/2028	2,526		2,423	2,526	0.01
Quality Distribution LLC	(4)(11)	SOFR +	6.38%	11.81%	7/1/2028	6,856		6,732	6,856	0.02
								9,818	10,073	0.03
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(8)	SOFR +	5.75%	11.20%	6/13/2029		25,063	24,603	24,311	0.08
Auris Luxembourg III S.à r.l.	(6)(8)	SOFR +	4.25%	9.58%	2/28/2029		8,878	8,830	8,909	0.03
Bamboo US BidCo LLC	(4)(6)(7)(11)	SOFR +	6.75%	12.06% (incl. 3.38% PIK)	9/30/2030		30,897	29,813	30,369	0.10
Bamboo US BidCo LLC	(4)(6)(11)	E +	6.75%	10.66% (incl. 3.38% PIK)	9/30/2030	EUR	71,466	73,495	76,137	0.25
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.10%	11/1/2028		169,931	167,536	164,797	0.53
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	11.19%	7/6/2028		66,857	65,907	66,857	0.22
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.96%	9/13/2028		193,050	190,817	190,154	0.61
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.97%	9/13/2028		48,880	48,375	48,147	0.16
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.96%	7/20/2029		49,375	46,744	46,659	0.15
Natus Medical Incorporated	(4)(7)(9)	SOFR +	4.75%	10.18%	7/21/2027		4,400	4,307	3,861	0.01
Resonetics, LLC	(10)	SOFR +	4.00%	9.60%	4/28/2028		65,791	65,150	66,026	0.21
Sharp Services, LLC	(4)(8)	SOFR +	3.75%	9.06%	12/31/2028		5,216	5,216	5,216	0.02
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	10.81%	2/28/2031		49,101	48,205	48,193	0.16
								778,998	779,636	2.53
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.50%	10.79%	8/10/2029	CAD	237,162	181,540	173,517	0.56
ACI Group Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	8/2/2027		3,222	2,983	3,222	0.01
ACI Group Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	8/2/2028		114,324	112,422	114,119	0.37
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.79%	5/7/2027		10,485	10,373	10,485	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.58%	5/7/2027		8,625	8,546	8,625	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.50%	5/7/2027		1,059	1,026	1,059	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.74%	5/7/2027		252	252	252	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
ADMI Corp.	(9)	SOFR +	3.75%	9.19%	12/23/2027		$39,846	$39,709	$38,575	0.12%
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.70%	2/25/2028		21,160	20,601	21,160	0.07
Canadian Hospital Specialties Ltd.	(4)(6)(11)	C +	4.50%	9.80%	4/14/2028	CAD	14,783	11,715	14,160	0.05
Canadian Hospital Specialties Ltd.	(4)(6)(10)	C +	4.50%	9.80%	4/15/2027	CAD	5,400	4,275	3,897	0.01
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	11.19%	2/24/2029	GBP	62,265	81,592	73,480	0.24
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	10.03%	2/24/2029	EUR	14,000	15,578	14,122	0.05
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	11.32%	2/24/2029		6,125	6,410	5,727	0.02
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	11.91% PIK	12/21/2028		523,559	517,186	445,025	1.43
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.71%	4/3/2028		25,343	25,214	25,343	0.08
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.50%	11.80%	4/3/2028		9,971	9,743	9,971	0.03
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.41%	10/4/2026		28,740	28,740	28,596	0.09
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.41%	10/15/2026		271,510	268,786	257,934	0.83
Kwol Acquisition, Inc.	(4)(6)(7)(10)	SOFR +	6.25%	11.43%	12/6/2029		6,603	6,425	6,547	0.02
MB2 Dental Solutions, LLC	(4)(7)(10)	SOFR +	6.00%	11.32%	2/13/2031		37,838	37,396	37,389	0.12
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	11.18%	2/1/2029		183,284	180,527	183,284	0.59
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.82%	3/12/2028		18,938	18,886	15,820	0.05
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.93%	7/16/2027		496,397	493,971	461,922	1.49
Odyssey Holding Company, LLC	(4)(11)(18)	SOFR +	5.75%	11.13%	11/16/2026		50,082	49,904	50,083	0.16
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2026		13,567	13,567	13,567	0.04
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	10.32%	2/28/2028		22,731	22,619	22,759	0.07
ONS MSO, LLC	(4)(7)(11)	SOFR +	5.75%	11.15%	7/8/2026		7,714	7,206	7,174	0.02
ONS MSO, LLC	(4)(7)(11)	P +	5.25%	13.75%	7/8/2026		4,975	4,882	4,975	0.02
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.19%	3/31/2027		30,305	30,165	26,678	0.09
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.69%	12/29/2028		6,379	6,348	5,629	0.02
Phoenix Guarantor, Inc.	(8)	SOFR +	3.25%	8.58%	2/21/2031		5,000	4,951	4,941	0.02
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.06%	5/12/2029		91,026	89,599	85,797	0.28
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.06%	5/12/2028		8,680	8,482	7,848	0.03
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.09%	8/31/2029		126,926	124,873	126,217	0.41
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.68%	3/9/2026		16,913	16,913	16,913	0.05
Radnet, Inc.	(6)(10)	SOFR +	3.00%	8.57%	4/21/2028		4,610	4,596	4,619	0.01
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.24%	12/23/2028		522,053	514,074	510,313	1.64
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.34%	12/23/2028		25,873	23,954	24,013	0.08
Snoopy Bidco, Inc.	(4)(7)(10)	SOFR +	6.75%	12.35% PIK	6/1/2028		664,328	657,377	643,630	2.07
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.75%	11.34%	6/18/2028		67,717	66,491	66,025	0.21
SpecialtyCare, Inc.	(4)(7)(11)	SOFR +	5.75%	11.33%	6/18/2028		586	521	408	0.00
SpecialtyCare, Inc.	(4)(7)(8)	SOFR +	4.00%	9.33%	6/18/2028		1,068	989	920	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.50%	10.91%	1/2/2029		164,590	162,467	161,784	0.52
Surgery Centers Holdings, Inc.	(6)(8)	SOFR +	3.50%	8.83%	12/19/2030		5,687	5,632	5,720	0.02
The Fertility Partners, Inc.	(4)(6)(10)	C +	5.75%	11.04%	3/16/2028	CAD	136,915	106,174	95,519	0.31
The Fertility Partners, Inc.	(4)(6)(7)(10)	C +	5.75%	11.04%	9/16/2027	CAD	8,688	6,684	5,929	0.02
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	11.19%	3/16/2028		46,021	45,326	43,490	0.14

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	11.74%	9/15/2028		$257,834	$252,081	$257,834	0.83%
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	11.73%	1/22/2030		28,650	28,373	28,650	0.09
The GI Alliance Management, LLC	(4)(7)(11)	SOFR +	5.50%	11.72%	9/15/2028		55,554	53,151	54,371	0.18
TTF Holdings, LLC	(4)(10)	SOFR +	4.00%	9.44%	3/31/2028		4,006	3,989	4,016	0.01
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	11.07%	7/15/2028		9,572	9,436	9,572	0.03
UMP Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.06%	7/15/2028		13,125	13,031	13,086	0.04
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.58%	6/18/2029		885,169	885,150	885,150	2.85
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	6.00%	11.43%	11/18/2027		181,283	179,462	179,470	0.58
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	11.39%	11/18/2027		1,643	1,363	1,388	0.00
Veonet GmbH	(6)(8)	S +	5.25%	10.44%	3/14/2029	GBP	202,759	258,633	252,457	0.81
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	5.75%	11.31%	6/22/2028		102,900	101,718	62,769	0.20
WHCG Purchaser III, Inc.	(4)(7)(10)	SOFR +	5.75%	11.31%	6/22/2026		12,455	12,344	7,585	0.02
								5,856,421	5,645,530	18.16
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.58%	2/15/2029		36,467	36,184	36,214	0.12
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.81%	5/25/2029		386,589	380,904	386,589	1.25
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.06%	5/25/2029		117,595	114,731	117,197	0.38
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.50%	10.81%	5/25/2029		70,172	70,172	70,172	0.23
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.91%	10/4/2029		367,909	360,612	367,909	1.19
Cotiviti Inc.	(8)	SOFR +	3.25%	8.58%	2/24/2031		43,591	43,373	43,537	0.14
Datix Bidco, Ltd.	(4)(6)(8)	SOFR +	4.50%	9.94%	4/28/2025		24,000	23,908	24,000	0.08
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.06%	9/21/2026		154,195	152,962	154,195	0.50
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.06%	11/20/2028		204,375	201,073	204,375	0.66
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	11.06%	9/21/2026		95,270	95,357	95,270	0.31
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.46%	10/29/2028		103,497	102,182	103,497	0.33
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	11.57% (incl. 3.00% PIK)	11/8/2029		181,735	180,051	180,827	0.58
Imprivata, Inc.	(4)(9)	SOFR +	3.50%	8.81%	12/1/2027		2,018	2,018	2,018	0.01
Neptune Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.29%	8/31/2030		14,963	14,575	14,963	0.05
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.19%	10/1/2027		12,937	12,977	12,979	0.04
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.57%	3/1/2028		71,173	69,979	71,173	0.23
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.55%	3/1/2028		14,758	14,615	14,758	0.05
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.69%	3/10/2028		9,158	9,131	9,159	0.03
RPBLS Midco, LLC	(4)(9)	SOFR +	5.75%	11.18%	4/1/2028		164,729	162,743	164,729	0.53
Verscend Holding Corp.	(8)	SOFR +	4.00%	9.44%	8/27/2025		12,151	12,168	12,166	0.04
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.33%	10/22/2029		12,280	12,265	12,326	0.04
								2,071,980	2,098,053	6.79
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.58%	8/17/2028		9,154	9,154	9,191	0.03
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	11.43%	4/2/2029		31,369	30,917	30,860	0.10
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	9.08%	1/27/2029		13,426	13,421	13,474	0.04
Flynn Restaurant Group LP	(9)	SOFR +	4.25%	9.81%	12/1/2028		7,547	7,502	7,580	0.02
IRB Holding Corp.	(10)	SOFR +	2.75%	8.18%	12/15/2027		18,588	18,588	18,614	0.06
Mic Glen, LLC	(9)	SOFR +	3.25%	8.69%	7/21/2028		12,908	12,895	12,907	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure (continued)
New Red Finance, Inc.	(6)(8)	SOFR +	2.25%	7.58%	9/12/2030		$6,484	$6,473	$6,488	0.02%
Scientific Games Holdings LP	(9)	SOFR +	3.25%	8.58%	4/4/2029		12,278	12,254	12,290	0.04
Twin River Worldwide Holdings, Inc.	(6)(9)	SOFR +	3.25%	8.83%	10/2/2028		9,602	9,566	9,040	0.03
Whatabrands LLC	(9)	SOFR +	3.25%	8.69%	8/3/2028		11,409	11,359	11,429	0.04
								132,129	131,873	0.42
Household Durables
AI Aqua Merger Sub, Inc.	(6)(9)	SOFR +	3.75%	9.07%	7/31/2028		32,556	32,452	32,651	0.11
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	9.33%	12/14/2028		6,990	6,943	6,978	0.02
CEP V Investment 11 S.à r.l.	(4)(6)(10)	SA +	6.52%	8.22%	2/11/2028	CHF	47,449	47,602	52,613	0.17
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	10.32%	2/23/2028	EUR	54,899	51,815	59,228	0.19
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	9.32%	5/19/2028		11,845	11,810	11,817	0.04
Excelitas Technologies Corp.	(4)(8)	E +	5.75%	9.65%	8/13/2029	EUR	25,007	25,280	26,979	0.09
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	11.16%	8/13/2029		167,724	165,205	167,674	0.54
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.75%	11.16%	8/12/2028		10,937	10,722	10,937	0.04
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.32%	3/31/2028		22,878	22,810	22,899	0.07
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.93%	4/5/2029		8,622	8,348	8,668	0.03
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.34%	11/19/2028		22,575	22,506	21,503	0.07
								373,041	389,296	1.26
Insurance
Alera Group, Inc.	(4)(7)(10)	SOFR +	5.25%	10.68%	10/2/2028		56,410	55,932	56,186	0.18
Alliant Holdings Intermediate, LLC	(9)	SOFR +	3.50%	8.83%	11/6/2030		3,672	3,670	3,691	0.01
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	11.08%	8/31/2029		390,541	383,027	389,772	1.26
AmWINS Group Inc	(10)	SOFR +	2.25%	7.69%	2/19/2028		6,483	6,470	6,491	0.02
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.94%	2/12/2027		17,369	17,274	17,404	0.06
Baldwin Risk Partners, LLC	(6)(9)	SOFR +	3.50%	8.94%	10/14/2027		9,769	9,747	9,777	0.03
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	5.00%	10.30%	5/16/2029		138,161	135,400	138,250	0.45
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.41%	10/29/2028		27,640	27,260	27,497	0.09
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	5.50%	10.91%	10/29/2028		7,833	7,527	7,563	0.02
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	11.41%	10/30/2028		34,794	34,431	34,794	0.11
Galway Borrower, LLC	(4)(7)(10)	SOFR +	5.25%	10.65%	9/29/2028		221,592	219,033	221,036	0.71
Galway Borrower, LLC	(4)(7)(10)	SOFR +	5.25%	10.66%	9/29/2028		3,084	2,839	3,036	0.01
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	10.56%	4/14/2028		97,002	95,937	97,002	0.31
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	10.56%	4/16/2028		47,259	45,881	46,382	0.15
Integrity Marketing Acquisition, LLC	(4)(7)(11)	SOFR +	6.05%	11.49%	8/27/2026		79,754	79,232	79,352	0.26
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.02%	11.36%	8/27/2026		96,594	95,484	96,111	0.31
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	11.34%	8/27/2026		4,091	4,017	4,049	0.01
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.02%	11.46%	8/27/2026		71,808	71,274	71,449	0.23
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.03%	11.47%	8/27/2026		2,310	2,292	2,298	0.01
NFP Corp.	(8)	SOFR +	3.25%	8.69%	2/15/2027		13,421	13,374	13,453	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
PGIS Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.95%	10/16/2028		$24,157	$23,837	$24,014	0.08%
PGIS Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.06%	10/16/2028		4,266	4,019	3,999	0.01
Riser Merger Sub, Inc.	(4)(10)	S +	6.00%	11.19%	10/31/2029	GBP	9,268	11,072	11,668	0.04
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	6.00%	11.31%	10/31/2029		91,575	89,212	90,928	0.29
RSC Acquisition, Inc.	(4)(5)(10)	SOFR +	5.50%	10.96%	11/1/2029		129,913	129,193	130,238	0.42
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.34%	11/1/2029		24,691	23,974	24,551	0.08
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.91%	1/27/2027		171,193	170,030	169,481	0.55
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	11.99%	1/3/2030		131,716	128,451	131,716	0.42
Tennessee Bidco Limited	(4)(6)(8)	E +	7.00%	10.87% (incl. 2.50% PIK)	8/3/2028	EUR	5,575	7,028	5,969	0.02
Tennessee Bidco Limited	(4)(6)(7)(8)	S +	7.28%	12.47% (incl. 2.50% PIK)	7/9/2028	GBP	132,969	168,569	164,406	0.53
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.10%	12.18% (incl. 2.50% PIK)	7/9/2028		170,742	167,665	169,462	0.55
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.10%	12.28% (incl. 2.50% PIK)	8/3/2028		49,115	48,623	48,747	0.16
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	6.35%	11.63% (incl. 2.50% PIK)	8/3/2028		251,130	244,378	242,341	0.78
Truist Insurance Holdings, LLC	(8)	SOFR +	3.25%	8.58%	3/24/2031		44,800	44,688	44,781	0.14
USI, Inc.	(8)	SOFR +	3.00%	8.30%	11/22/2029		8,890	8,816	8,905	0.03
USI, Inc.	(8)	SOFR +	3.25%	8.55%	9/29/2030		1,990	1,995	1,994	0.01
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	6.00%	11.31%	4/3/2028		43,225	41,908	42,226	0.14
								2,623,559	2,641,019	8.52
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.68%	12/6/2027		3,599	3,583	3,495	0.01
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	9.07%	5/30/2026		4,874	4,841	4,892	0.02
								8,424	8,387	0.03
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.53%	12/29/2027		505,012	503,824	505,012	1.63
Hoya Midco, LLC	(6)(9)	SOFR +	3.25%	8.56%	2/3/2029		9,520	9,483	9,544	0.03
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.23%	12/15/2027		554,493	548,571	525,383	1.69
								1,061,878	1,039,939	3.35
IT Services
Ahead DB Holdings, LLC	(5)(10)	SOFR +	3.75%	9.16%	10/18/2027		2,537	2,545	2,542	0.01
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029		25,725	25,297	25,596	0.08
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.43%	12/21/2028		143,602	141,482	143,602	0.46
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.33%	10/16/2026		19,456	19,471	19,390	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Endurance International Group Holdings, Inc.	(10)	SOFR +	3.50%	9.42%	2/10/2028		$44,484	$44,256	$43,517	0.14%
Infostretch Corporation	(4)(10)	SOFR +	5.75%	11.21%	4/1/2028	179,798		177,401	160,919	0.52
Inovalon Holdings, Inc.	(4)(10)	SOFR +	6.25%	11.84% (incl. 2.75% PIK)	11/24/2028	989,548		974,091	987,074	3.18
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.81% (incl. 2.75% PIK)	11/24/2028	46,846		45,630	45,601	0.15
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	9.85%	9/28/2029	DKK	560,750	72,423	80,497	0.26
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.60%	9/28/2029	NOK	599,094	54,704	54,769	0.18
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	10.00%	9/28/2029	SEK	243,186	21,302	22,549	0.07
Monterey Financing, S.à r.l.	(4)(6)(7)(9)	E +	6.00%	9.84%	9/28/2029	EUR	110,819	105,407	119,530	0.39
Park Place Technologies, LLC	(4)(7)(10)	SOFR +	5.25%	10.58%	3/25/2031	561,453		555,422	555,400	1.79
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.16%	10/25/2027	186,901		184,677	186,901	0.60
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.54%	5/26/2027	147,420		146,066	147,420	0.47
S&P Global Engineering Solutions	(4)(7)(11)	SOFR +	6.75%	12.06%	5/2/2030	1,592		1,544	1,592	0.01
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	10.12% (incl. 2.50% PIK)	9/28/2028	EUR	16,739	18,990	17,833	0.06
Turing Holdco, Inc.	(4)(6)(7)(8)	E +	6.00%	9.93% (incl. 2.50% PIK)	8/3/2028	EUR	6,224	7,168	6,537	0.02
Turing Holdco, Inc.	(4)(6)(7)(8)	SOFR +	6.10%	11.41% (incl. 2.50% PIK)	10/16/2028	6,507		6,887	6,425	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	11.40% (incl. 2.50% PIK)	9/28/2028	13,065		12,820	12,902	0.04
Virtusa Corp.	(10)	SOFR +	3.75%	9.19%	2/11/2028	8,804		8,813	8,834	0.03
Virtusa Corp.	(10)	SOFR +	3.75%	9.18%	2/15/2029	3,408		3,384	3,418	0.01
								2,629,780	2,652,848	8.55
Leisure Products
Motion Finco, LLC	(6)(8)	SOFR +	3.50%	9.07%	11/12/2029	9,936		9,908	9,932	0.03
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.93%	12/4/2026	4,539		4,548	4,426	0.01
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	10.08%	8/27/2029	EUR	5,922	2,322	5,241	0.02
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	11.56%	8/27/2029	88,177		86,135	77,375	0.25
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.94%	12/16/2028	7,988		7,961	7,886	0.03
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.07%	11/30/2027	1,857		1,857	1,863	0.01
Phoenix Newco, Inc.	(6)(9)	SOFR +	3.25%	8.69%	11/15/2028	1,985		1,985	1,992	0.01
								104,808	98,783	0.33

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Chart Industries, Inc.	(6)(9)	SOFR +	3.25%	8.67%	3/16/2030		$5,467	$5,455	$5,490	0.02%
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.46%	7/21/2027		7,390	7,298	7,390	0.02
MHE Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.97%	7/21/2027		354	349	354	0.00
MHE Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.71%	7/21/2027		353	346	353	0.00
Pro Mach Group, Inc.	(11)	SOFR +	3.75%	9.08%	8/31/2028		6,929	6,875	6,962	0.02
TK Elevator U.S. Newco Inc.	(6)(9)	SOFR +	3.50%	8.79%	4/30/2030		17,627	17,627	17,706	0.06
								37,950	38,255	0.12
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.19%	10/29/2027		231,019	227,976	228,450	0.74
Media
Digital Media Solutions, LLC	(6)(10)(17)	SOFR +	11.00%	16.57% PIK	5/25/2026		33,699	33,383	9,267	0.03
McGraw-Hill Education, Inc.	(9)	SOFR +	4.75%	10.19%	7/28/2028		18,267	18,151	18,322	0.06
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.69%	9/25/2026		46,868	46,797	39,369	0.13
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	12.04%	12/22/2029	CAD	109,405	78,574	80,780	0.26
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.69%	3/15/2026		11,970	11,974	11,998	0.04
UPC Financing Partnership	(6)(8)	SOFR +	3.00%	8.44%	1/31/2029		5,000	4,938	4,987	0.02
								193,817	164,723	0.54
Metals & Mining
American Rock Salt Company, LLC	(10)	SOFR +	4.00%	9.44%	6/9/2028		9,365	9,358	8,214	0.03
SCIH Salt Holdings, Inc.	(10)	SOFR +	4.00%	9.44%	3/16/2027		13,331	13,279	13,370	0.04
								22,637	21,584	0.07
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.56%	8/15/2028		26,332	25,911	26,332	0.08
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.08%	12/21/2028		35,084	35,018	34,891	0.11
KKR Alberta Midstream Finance Inc	(4)(6)(10)	SOFR +	6.25%	11.56%	8/15/2028		14,325	14,096	14,325	0.05
								75,025	75,548	0.24
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	11/12/2027		63,461	62,733	61,181	0.20
Profile Products, LLC	(4)(7)(10)	P +	4.50%	13.00%	11/12/2027		3,295	3,179	2,974	0.01
								65,912	64,155	0.21
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.43%	10/27/2028	EUR	60,136	58,275	65,215	0.21
Ergomed Plc	(4)(6)(7)(10)	SOFR +	6.25%	11.60%	11/18/2030		108,046	105,399	107,137	0.35
Freya Bidco, Ltd.	(4)(6)(7)(8)	E +	6.25%	10.18%	1/24/2031	EUR	97,791	104,146	103,410	0.33
Freya Bidco, Ltd.	(4)(6)(7)(10)	SOFR +	6.25%	11.43%	1/24/2031		1,083	898	892	0.00
Gusto Sing Bidco Pte Ltd	(4)(6)(7)(10)	BB +	6.50%	10.93%	10/30/2028	AUD	1,000	639	629	0.00
Padagis, LLC	(6)(9)	SOFR +	4.75%	10.34%	7/6/2028		29,371	29,340	28,233	0.09
Rhea Parent, Inc.	(4)(10)	SOFR +	5.50%	10.96%	2/18/2029		202,886	200,044	202,886	0.65
								498,741	508,402	1.63
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	11.58%	5/23/2029		55,270	54,112	55,270	0.18
ALKU, LLC	(4)(10)	SOFR +	5.50%	10.83%	5/23/2029		5,000	4,902	4,900	0.02
Apex Companies, LLC	(4)(11)	SOFR +	6.25%	11.56%	1/31/2028		1,605	1,572	1,589	0.01
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	11.58%	3/15/2026		81	71	71	0.00
Apex Companies, LLC	(4)(11)	SOFR +	6.25%	11.58%	1/31/2028		369	362	362	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
APFS Staffing Holdings Inc	(9)	SOFR +	4.00%	9.33%	12/29/2028		$5,218	$5,188	$5,179	0.02%
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.94%	8/2/2028		41,141	41,048	41,043	0.13
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	9.93%	12/11/2028		3,555	3,531	3,574	0.01
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.08%	12/29/2028		11,661	11,562	11,692	0.04
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.43%	11/2/2027		20,949	20,460	20,550	0.07
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.25%	11.40%	5/18/2029		44,982	44,559	44,842	0.14
Claims Automation Intermediate 2, LLC	(4)(7)(10)	SOFR +	4.75%	10.18%	12/16/2027		44,806	43,829	44,121	0.14
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	10.65%	8/26/2027		148,598	146,636	146,701	0.47
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	10.58%	5/26/2027		197,551	195,051	197,551	0.64
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	10.58%	11/16/2027		20,780	20,343	20,635	0.07
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.06%	4/9/2027		85,040	84,753	84,727	0.27
Eliassen Group, LLC	(4)(7)(10)	SOFR +	5.50%	10.81%	4/14/2028		67,558	66,820	66,782	0.22
Emerald US, Inc.	(6)(8)	SOFR +	3.75%	9.32%	7/12/2028		3,839	3,836	3,847	0.01
EP Purchaser LLC	(9)	SOFR +	3.50%	9.07%	11/6/2028		9,522	9,365	9,469	0.03
G&A Partners Holding Company II, LLC	(4)(7)(9)	SOFR +	5.50%	10.80%	3/1/2031		60,493	58,916	58,889	0.19
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	11.08% (incl. 2.00% PIK)	12/16/2030		1,231,944	1,221,909	1,225,784	3.95
HIG Orca Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.48%	8/17/2027		93,596	92,542	93,596	0.30
HIG Orca Acquisition Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.46%	8/17/2027		8,795	8,617	8,795	0.03
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.41%	9/22/2028		442,737	436,647	442,737	1.43
Inmar, Inc.	(11)	SOFR +	5.50%	10.80%	5/1/2026		29,679	28,923	29,749	0.10
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.68%	12/14/2028		96,082	94,790	96,082	0.31
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	10.68%	12/22/2028		1,396	1,348	1,267	0.00
Kwor Acquisition, Inc.	(4)(5)(7)(10)	P +	4.25%	12.75%	12/22/2027		6,890	6,777	6,585	0.02
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.24%	2/25/2028		121,479	119,918	121,479	0.39
Legacy Intermediate, LLC	(4)(9)	SOFR +	5.75%	11.17%	2/25/2028		23,400	22,950	23,400	0.08
Mantech International CP	(4)(7)(10)	SOFR +	5.75%	11.06%	9/14/2029		811,522	796,282	809,205	2.61
Material Holdings, LLC	(4)(10)	SOFR +	6.00%	11.41%	8/19/2027		256,267	253,466	226,156	0.73
Material Holdings, LLC	(4)(10)	SOFR +	6.00%	11.42%	8/19/2027		15,897	15,718	14,029	0.05
Mercury Bidco Globe Limited	(4)(6)(7)(8)	S +	6.25%	11.44%	1/31/2031	GBP	80,581	100,108	99,289	0.32
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	10.18%	3/27/2026		177,660	174,965	178,060	0.57
MPG Parent Holdings, LLC	(4)(7)(11)	SOFR +	5.25%	10.56%	1/8/2030		18,258	17,819	17,759	0.06
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	11.07%	10/30/2030		117,984	115,767	117,984	0.38
Pavion Corp.	(4)(6)(7)(10)	SOFR +	5.75%	11.08%	10/30/2030		8,711	8,380	8,433	0.03
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	11.82%	10/17/2029		35,811	34,703	35,641	0.11
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.80%	5/18/2029		24,476	24,116	24,441	0.08
Sherlock Buyer Corp.	(4)(7)(11)	SOFR +	5.75%	11.16%	12/8/2028		33,860	33,720	33,771	0.11
STV Group, Inc.	(4)(7)(10)	SOFR +	5.00%	10.33%	3/20/2031		58,837	57,264	57,257	0.18
Thevelia US, LLC	(6)(9)	SOFR +	4.00%	9.46%	6/18/2029		34,033	32,902	34,140	0.11
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.75%	11.29%	6/29/2027		24,735	24,522	24,735	0.08
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	11.03%	6/29/2027		50,463	49,637	49,780	0.16
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	12/21/2028		383,301	377,278	382,143	1.23
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.17%	6/1/2029		144,428	141,871	144,117	0.46
West Monroe Partners, LLC	(4)(10)	SOFR +	5.50%	11.08%	11/8/2028		720,721	711,557	702,703	2.26
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.50%	11.08%	11/8/2027		14,143	13,248	13,789	0.04
								5,834,660	5,844,700	18.84

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	10.81%	11/3/2029		$33,250	$32,553	$33,250	0.11%
Cushman & Wakefield US Borrower LLC	(6)(9)	SOFR +	3.25%	8.68%	1/31/2030		7,461	7,387	7,450	0.02
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	2/2/2026	GBP	20,000	28,064	23,287	0.08
Neptune BidCo	(4)(6)(7)(8)	E +	5.25%	9.08%	4/2/2031	EUR	5,608	6,222	6,222	0.02
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	2/16/2028		79,357	78,288	79,357	0.26
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	7/25/2029		15,205	14,940	15,205	0.05
								167,454	164,771	0.54
Software
Aareon Holding GmbH	(4)(6)(10)	E +	6.25%	10.14%	8/16/2030	EUR	38,317	40,608	41,338	0.13
Aareon Holding GmbH	(4)(6)(10)	E +	6.25%	10.15%	8/19/2030	EUR	9,579	10,171	10,335	0.03
Analytic Partners LP	(4)(7)(10)	SOFR +	5.50%	10.80%	4/4/2028		21,413	21,083	21,413	0.07
Anaplan, Inc.	(4)(7)(10)	SOFR +	6.50%	11.81%	6/21/2029		537,534	528,841	537,534	1.73
Aptean Inc	(4)(7)(10)	SOFR +	5.25%	10.57%	1/29/2031		39,609	39,156	39,142	0.13
Apttus Corp.	(10)	SOFR +	4.00%	9.44%	5/8/2028		11,568	11,560	11,595	0.04
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	10.44%	6/28/2029	GBP	478,945	572,744	586,365	1.89
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	12.56%	10/19/2028		23,077	22,599	23,077	0.07
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	11.83%	3/19/2031		18,810	18,108	18,105	0.06
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.59%	5/2/2029		46,258	45,881	46,234	0.15
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	11.32% (incl. 2.00% PIK)	8/8/2028		69,791	68,805	68,396	0.22
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	11.33% (incl. 2.00% PIK)	8/8/2028		12,280	12,105	12,019	0.04
BlueCat Networks USA, Inc.	(4)(7)(10)	SOFR +	6.00%	11.31% (incl. 2.00% PIK)	8/8/2028		2,307	2,202	2,185	0.01
Bluefin Holding, LLC	(4)(5)(7)(11)	SOFR +	7.25%	12.57%	9/12/2029		45,513	44,378	45,263	0.15
Boxer Parent Company, Inc.	(8)	SOFR +	4.25%	9.58%	12/29/2028		14,718	14,579	14,830	0.05
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.31%	11/28/2030		498,512	493,097	495,453	1.60
CDK Global Inc.	(8)	SOFR +	4.00%	9.31%	7/6/2029		4,985	4,981	5,005	0.02
Circana Group, L.P.	(4)(10)	SOFR +	5.75%	11.16%	12/1/2028		680,144	669,942	680,144	2.19
Circana Group, L.P.	(4)(10)	SOFR +	6.25%	11.58% (incl. 2.75% PIK)	12/1/2028		907,276	891,645	907,276	2.92
Circana Group, L.P.	(4)(7)(10)	SOFR +	5.75%	11.08%	12/1/2027		58,750	57,130	58,750	0.19
Cloud Software Group Inc	(9)	SOFR +	4.50%	9.91%	3/30/2029		2,000	1,990	1,993	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	9.18%	10/8/2028		36,590	36,243	36,510	0.12
Community Brands ParentCo, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	2/24/2028		10,054	9,824	10,027	0.03
Confine Visual Bidco	(4)(6)(10)	SOFR +	5.75%	11.06%	2/23/2029		264,119	258,607	225,822	0.73
Connatix Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	11.09%	7/14/2027		107,616	106,260	98,323	0.32
ConnectWise, LLC	(9)	SOFR +	3.50%	9.06%	9/29/2028		28,248	28,189	28,274	0.09
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.19%	10/16/2028		27,073	26,997	26,610	0.09
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	11.32%	10/16/2028		34,738	33,795	34,043	0.11

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	7.50%	12.81%	2/27/2030		$1,836	$1,793	$1,834	0.01%
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	12.06%	11/8/2030	118,655		115,565	118,328	0.38
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.12%	12/1/2027	34,619		34,591	34,700	0.11
Denali Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	11.19%	8/29/2030	GBP	14,404	17,729	18,180	0.06
Denali Bidco Ltd	(4)(5)(6)(7)(8)	E +	6.00%	9.83%	8/29/2030	EUR	4,174	4,336	4,430	0.01
Diligent Corporation	(4)(11)	SOFR +	5.75%	11.21%	8/4/2025	87,300		86,923	87,300	0.28
Discovery Education, Inc.	(4)(10)	SOFR +	5.75%	11.18%	4/9/2029	638,393		630,911	612,857	1.97
Discovery Education, Inc.	(4)(11)	SOFR +	5.75%	11.02%	10/3/2030	65,933		65,233	63,296	0.20
DTI Holdco, Inc.	(10)	SOFR +	4.75%	10.06%	4/26/2029	24,625		24,097	24,656	0.08
DTI Holdco, Inc.	(4)(7)(10)	SOFR +	4.75%	10.06%	4/26/2027	3,280		3,280	3,211	0.01
ECI Macola Max Holding, LLC	(4)(6)(10)	SOFR +	3.75%	9.06%	5/9/2030	11,857		11,857	11,909	0.04
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.93%	10/9/2029	1,958		1,956	1,969	0.01
Epicor Software Corp.	(10)	SOFR +	3.25%	8.69%	7/30/2027	5,906		5,925	5,934	0.02
Episerver, Inc.	(4)(7)(11)	SOFR +	5.25%	10.70%	4/9/2026	24,782		24,597	24,210	0.08
Experity, Inc.	(4)(7)(10)	SOFR +	5.75%	11.15%	2/24/2028	133,448		131,638	131,979	0.43
Flexera Software, LLC.	(10)	SOFR +	3.75%	9.19%	3/3/2028	2,000		2,005	2,007	0.01
Forterro UK Ltd.	(4)(6)(8)	ST +	4.75%	8.83%	7/9/2029	SEK	112,563	10,469	10,516	0.03
Forterro UK Ltd.	(4)(6)(9)	SA +	4.75%	6.44%	7/9/2029	CHF	10,674	10,751	11,836	0.04
Forterro UK Ltd.	(4)(6)(10)	SA +	4.75%	6.44%	7/9/2029	CHF	3,484	3,476	3,863	0.01
Forterro UK Ltd.	(4)(6)(8)	E +	4.75%	8.68%	7/9/2029	EUR	31,713	31,616	34,214	0.11
Forterro UK Ltd.	(4)(6)(7)(8)	E +	4.75%	8.68%	7/9/2029	EUR	1,639	1,690	2,617	0.01
Forterro UK Ltd.	(4)(6)(10)	S +	4.75%	9.94%	7/9/2029	GBP	8,894	10,483	11,225	0.04
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.50%	8.83%	12/1/2027	5,800		5,800	5,822	0.02
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.44%	5/12/2028	39,815		39,317	39,712	0.13
GI Consilio Parent, LLC	(4)(7)(8)	S +	3.75%	8.94%	5/14/2026	GBP	332	370	352	0.00
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	11.22%	3/9/2029	426,167		419,968	426,167	1.37
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	12/1/2028	150,521		148,423	150,126	0.48
Granicus, Inc.	(4)(7)(10)	SOFR +	5.25%	10.56% (incl. 2.25% PIK)	1/17/2031	30,266		29,845	29,901	0.10
GraphPAD Software, LLC	(4)(11)	SOFR +	6.00%	11.46%	4/27/2027	2,832		2,810	2,832	0.01
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	10.96%	4/27/2027	2,573		2,559	2,573	0.01
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.13%	4/27/2027	8,571		8,523	8,571	0.03
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.19%	4/27/2027	17,019		16,888	17,019	0.05
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.43%	11/19/2026	39,505		39,499	38,305	0.12

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	11.80%	1/25/2030		$72,237	$70,702	$70,655	0.23%
Idera, Inc.	(10)	SOFR +	3.75%	9.21%	3/2/2028		51,971	51,877	51,855	0.17
ION Trading Finance Ltd.	(6)(8)	SOFR +	4.75%	10.15%	4/3/2028		27,669	27,687	27,669	0.09
Kaseya, Inc.	(4)(10)	SOFR +	6.00%	11.31% (incl. 2.50% PIK)	6/25/2029		744,229	733,057	744,229	2.40
Kaseya, Inc.	(4)(7)(10)	SOFR +	5.50%	10.83%	6/25/2029		15,071	13,983	14,626	0.05
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.91%	2/8/2026		116,279	115,399	115,407	0.37
Lightbox Intermediate, LP	(4)(8)	SOFR +	5.00%	10.56%	5/9/2026		37,337	36,838	35,750	0.12
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.25%	10.44%	5/18/2029	GBP	101,860	124,916	128,562	0.41
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.25%	10.58%	5/18/2029		984,965	965,207	982,489	3.17
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	9.20%	7/31/2028		76,538	75,825	71,181	0.23
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	11.70%	6/9/2030		62,527	60,866	62,527	0.20
Mandolin Technology Intermediate Holdings, Inc.	(4)(7)(8)	SOFR +	3.75%	9.21%	7/31/2026		5,891	5,841	5,135	0.02
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.91% (incl. 4.00% PIK)	10/29/2028		1,046,766	1,033,500	1,025,831	3.31
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.91%	5/2/2029		11,705	11,662	11,205	0.04
Mitratech Holdings, Inc.	(5)(10)	SOFR +	3.75%	9.21%	5/18/2028		16,619	16,570	16,587	0.05
Mitratech Holdings, Inc.	(4)(5)(7)(10)	SOFR +	6.25%	11.55%	5/18/2028		62,563	60,773	61,166	0.20
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	11.11%	12/1/2027		11,029	10,866	11,029	0.04
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.91%	12/1/2027		5,471	5,274	5,169	0.02
MRI Software, LLC	(4)(7)(11)	SOFR +	5.50%	10.90%	2/10/2027		48,177	47,953	47,689	0.15
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.75%	11.07%	11/9/2030		100,646	98,584	100,099	0.32
Neogames Connect S.à r.l.	(4)(6)(8)	E +	6.25%	10.15%	5/30/2028	EUR	100,400	102,481	108,317	0.35
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.50% (incl. 1.50% PIK)	11/13/2028		675,273	666,384	655,015	2.11
NortonLifeLock, Inc.	(6)(9)	SOFR +	2.00%	7.43%	9/12/2029		5,122	5,101	5,126	0.02
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.50%	12.81%	2/1/2029		66,000	64,504	66,000	0.21
PDI TA Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.83%	2/3/2031		61,674	60,425	60,451	0.19
Perforce Software, Inc.	(4)(8)	SOFR +	4.75%	10.07%	3/25/2031		20,000	19,900	19,950	0.06
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.18%	7/1/2026		15,256	15,247	15,145	0.05
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	4.75%	10.06%	10/28/2030		71,388	70,045	71,859	0.23
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	10.66%	7/20/2029		134,250	128,366	124,551	0.40
Project Leopard Holdings, Inc.	(4)(7)(8)	P +	4.25%	9.57%	7/20/2029		3,081	3,091	1,241	0.00
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.81%	8/31/2028		8,473	8,466	8,487	0.03
Quest Software US Holdings, Inc.	(6)(9)	SOFR +	4.25%	9.71%	2/1/2029		27,532	27,354	21,048	0.07
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.08%	7/19/2028		142,145	139,857	139,832	0.45
RealPage, Inc.	(9)	SOFR +	3.00%	8.44%	4/24/2028		1,965	1,961	1,915	0.01
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.93%	5/12/2027		789	731	749	0.00
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.08%	11/28/2028		43,194	42,605	42,933	0.14
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	9.43%	8/14/2026		12,447	12,460	12,486	0.04
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.00%	11.31%	8/16/2029		384,906	378,499	384,906	1.24

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Solarwinds Holdings, Inc.	(8)	SOFR +	3.25%	8.58%	2/5/2027		$2,978	$2,960	$2,989	0.01%
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.94%	8/11/2028		6,362	6,366	6,313	0.02
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	9.33%	3/11/2027	EUR	18,964	22,675	20,459	0.07
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.93%	3/11/2027		117,629	116,713	117,629	0.38
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.16%	10/5/2028		853,394	842,390	832,059	2.68
Surf Holdings, LLC	(6)(8)	SOFR +	3.50%	8.94%	3/5/2027		8,187	8,203	8,213	0.03
Symphony Technology Group	(6)(10)	SOFR +	5.00%	10.57%	7/27/2028		65,229	64,790	39,138	0.13
Symphony Technology Group	(6)(9)	SOFR +	3.75%	9.18%	3/1/2029		29,796	29,597	29,811	0.10
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	9.32%	2/18/2027		6,846	6,827	6,592	0.02
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.23%	5/5/2028		69,563	68,707	65,389	0.21
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.22%	5/5/2028		5,480	5,313	4,622	0.01
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.59%	4/24/2028		36,559	36,474	36,654	0.12
VS Buyer LLC	(6)(8)	SOFR +	3.25%	8.58%	2/28/2027		5,964	5,953	5,979	0.02
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.81%	8/14/2029		81,400	78,997	80,342	0.26
Zendesk Inc	(4)(7)(10)	SOFR +	6.25%	11.57%	11/30/2028		936,617	914,270	931,544	3.00
								13,541,535	13,545,116	43.70
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.60%	5/3/2026		36,866	36,562	36,866	0.12
EG America, LLC	(6)(8)	SOFR +	5.50%	11.24%	2/7/2028		14,803	14,400	14,766	0.05
Runner Buyer, Inc.	(10)	SOFR +	5.50%	10.96%	10/20/2028		76,440	75,360	58,381	0.19
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	10.08%	3/15/2030		2,821	2,792	2,828	0.01
								129,114	112,841	0.37
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.18%	2/28/2028		45,893	45,951	45,893	0.15
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.82%	1/31/2028		14,728	14,508	14,761	0.05
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	9.07%	12/22/2028		15,779	15,736	15,804	0.05
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.18%	12/17/2027		44,742	44,628	44,714	0.14
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.84%	12/28/2027		46,000	45,628	45,741	0.15
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.41%	4/1/2027		81,695	80,650	78,836	0.25
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	11.32%	3/4/2030		115,109	112,475	112,807	0.36
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.75%	9.18%	10/15/2028		19,709	19,656	19,676	0.06
SRS Distribution, Inc.	(9)	SOFR +	3.25%	8.68%	6/2/2028		7,948	7,914	8,001	0.03
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.94%	6/2/2028		18,377	18,334	18,525	0.06
Windsor Holdings III, LLC	(6)(8)	SOFR +	4.00%	9.33%	8/1/2030		8,925	8,925	8,971	0.03
								368,454	367,836	1.18
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.18%	11/12/2027		21,948	21,992	21,948	0.07
Enstructure LLC	(4)(9)(18)	SOFR +	6.35%	11.78%	5/25/2029		98,715	96,892	98,715	0.32
Frontline Road Safety, LLC	(4)(7)(10)	SOFR +	5.75%	11.31%	5/3/2027		206,060	203,535	205,780	0.66
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.71%	8/4/2027		92,549	91,518	91,623	0.30
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.73%	8/4/2027		76,838	76,133	76,070	0.25
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	9.35%	4/28/2029	EUR	236,429	243,874	255,071	0.82
Liquid Tech Solutions Holdings, LLC	(10)	SOFR +	4.75%	10.19%	3/20/2028		18,852	18,797	18,616	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.22%	10/19/2027	$61,555	$60,882	$59,246	0.19%
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.08%	10/19/2027	76,713	76,060	73,837	0.24
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.18%	10/19/2027	55,062	54,972	52,997	0.17
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	10.81%	9/1/2027	47,795	47,537	47,795	0.15
Safety Borrower Holdings LP	(4)(7)(11)	P +	4.25%	12.75%	9/1/2027	503	484	470	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	6.00%	11.44%	9/24/2027	148,200	146,481	147,089	0.47
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	6.00%	11.43%	9/24/2027	109,624	107,757	108,622	0.35
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	6.00%	11.41%	9/24/2027	19,793	19,264	19,443	0.06
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.96%	7/9/2027	72,033	71,248	64,830	0.21
							1,337,426	1,342,152	4.32
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.30%	12/17/2027	20,076	20,061	19,985	0.06
Total First Lien Debt - non-controlled/non-affiliated							47,855,720	47,590,841	153.44
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(11)(16)(17)	SOFR +	8.35%	13.67% PIK	4/14/2030	18,526	15,306	8,652	0.03
Pigments Services, Inc.	(4)(6)(11)(16)	SOFR +	8.35%	13.67% PIK	4/14/2030	10,271	10,271	10,271	0.03
							25,577	18,923	0.06
Insurance
CFCo LLC (Benefytt Technologies, Inc.)	(4)(8)(16)(17)(18)		0.00%	0.00%	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(8)(16)(17)		10.00%	10.00% PIK	9/12/2033	49,530	49,530	25,320	0.08
							62,101	25,320	0.08
Total First Lien Debt - controlled/affiliated							87,678	44,243	0.14
Total First Lien Debt							47,943,398	47,635,084	153.58

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)	SOFR +	7.63%	13.23%	5/25/2029		$44,520	$44,090	$39,623	0.13%
Peraton Corp.	(10)	SOFR +	7.75%	13.18%	2/1/2029		53,259	52,774	53,512	0.17
								96,864	93,135	0.30
Air Freight & Logistics
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	7.00%	12.57%	7/26/2029		33,000	32,679	29,757	0.10
Capital Markets
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	6.75%	12.31%	7/27/2029		8,531	8,474	8,489	0.03
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	6.75%	12.34%	7/27/2029		19,622	19,700	19,524	0.06
The Edelman Financial Engines Center, LLC	(8)	SOFR +	6.75%	12.19%	7/20/2026		14,000	13,933	14,092	0.05
								42,107	42,105	0.14
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	12.19%	3/30/2029		29,464	29,372	27,660	0.09
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	12.74%	8/31/2029		32,725	32,393	32,725	0.11
Diversified Consumer Services
Pre-Paid Legal Services, Inc.	(9)	SOFR +	7.00%	12.33%	12/14/2029		4,430	4,398	4,341	0.01
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	2,997	2,462	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	12.69%	8/19/2029	GBP	65,340	87,742	81,850	0.26
CD&R Artemis UK Bidco Ltd.	(4)(5)(6)(9)	SOFR +	7.35%	12.66%	8/19/2029		25,000	24,553	24,437	0.08
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.16%	10/15/2027		6,537	6,464	6,210	0.02
								121,756	114,959	0.37
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	11.56%	12/1/2028		44,118	43,808	42,353	0.14
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.59%	11/1/2029		24,677	24,492	23,258	0.07
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	12.33%	2/19/2029		60,975	61,122	55,377	0.18
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	16.07% PIK	11/24/2033		112,262	110,293	112,262	0.36
								171,415	167,639	0.54
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.07%	8/31/2029		45,977	45,354	42,528	0.14
LSCS Holdings, Inc.	(4)(9)	SOFR +	8.00%	13.44%	12/17/2029		40,000	39,570	35,600	0.11
								84,924	78,128	0.25
Media
Houghton Mifflin, LLC	(7)(9)	SOFR +	8.50%	13.83%	4/8/2030		80,500	79,012	79,255	0.26
Professional Services
Celestial Saturn Parent, Inc.	(9)	SOFR +	6.50%	11.94%	6/4/2029		67,488	67,050	63,911	0.21
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	12.32%	4/7/2028		27,069	27,015	27,120	0.09
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	12.21%	6/17/2030		182,046	177,807	181,591	0.59
								271,872	272,622	0.89

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt - non-controlled/non-affiliated (continued)
Software
Cloudera, Inc.	(9)	SOFR +	6.00%	11.43%	10/8/2029	$66,697	$66,312	$66,280	0.21%
HS Purchaser, LLC	(10)	SOFR +	6.75%	12.19%	11/19/2027	66,000	66,079	55,027	0.18
Human Security, Inc.	(4)(11)	SOFR +	6.75%	12.09%	7/22/2027	50,000	49,419	48,875	0.16
Human Security, Inc.	(4)(5)(11)	SOFR +	6.75%	12.08%	7/22/2027	50,000	49,419	48,875	0.16
Idera, Inc.	(10)	SOFR +	6.75%	12.21%	3/2/2029	30,331	30,261	29,573	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	11.95%	7/30/2029	31,950	31,654	29,873	0.10
Mitratech Holdings, Inc.	(4)(5)(10)	SOFR +	8.00%	13.35%	5/18/2029	438	430	430	0.00
Mitratech Holdings, Inc.	(5)(10)	SOFR +	6.75%	12.21%	5/18/2029	18,000	17,898	17,085	0.06
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.84%	4/23/2029	40,353	40,275	37,831	0.12
							351,747	333,849	1.09
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	SOFR +	6.75%	12.32%	12/21/2029	14,000	13,899	13,720	0.04
Total Second Lien Debt - non-controlled/non-affiliated							1,400,738	1,355,506	4.40
Total Second Lien Debt							1,400,738	1,355,506	4.40
Unsecured Debt
Unsecured Debt- non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(8)		13.75%	13.75% PIK	11/8/2031	19,126	18,592	18,840	0.06
IT Services
PPT Holdings III, LLC	(4)(8)		12.75%	12.75% PIK	3/27/2034	7,757	7,564	7,563	0.02
Total Unsecured Debt - non-controlled/non-affiliated							26,156	26,403	0.08
Total Unsecured Debt							26,156	26,403	0.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations
Structured Finance Obligations - non-controlled/non-affiliated
Diversified Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	10/23/2034	$3,000	$3,000	$3,002	0.01%
AIMCO CLO Series 2015-A	(5)(6)(8)	SOFR +	6.86%	12.18%	10/17/2034	7,450	7,450	7,450	0.02
Allegro CLO XI Ltd.	(4)(5)(6)(8)	SOFR +	7.26%	12.66%	1/19/2033	3,895	3,863	3,908	0.01
Apidos CLO XXXIII	(5)(6)(8)	SOFR +	6.61%	12.01%	10/24/2034	5,000	4,960	5,015	0.02
Apidos CLO XXXVI	(4)(5)(6)(8)	SOFR +	6.21%	11.53%	7/20/2034	8,500	8,500	8,508	0.03
Ares LXI CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	12.09%	10/20/2034	7,750	7,750	7,794	0.03
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	1/25/2034	9,000	9,000	8,825	0.03
Ares XXVII CLO, Ltd.	(5)(6)(8)	SOFR +	7.01%	12.33%	10/28/2034	5,000	4,959	4,978	0.02
Bain Capital Credit CLO 2020-4 Ltd	(4)(5)(6)(8)	SOFR +	7.98%	13.40%	10/20/2036	5,500	5,341	5,513	0.02
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	12.18%	1/20/2035	7,000	6,942	6,642	0.02
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	SOFR +	6.51%	11.83%	7/15/2034	6,000	6,000	5,917	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	SOFR +	6.91%	12.21%	1/18/2035	7,200	7,200	6,977	0.02
Barings CLO Ltd 2023-IV	(4)(5)(6)(8)	SOFR +	7.59%	12.91%	1/20/2037	3,000	2,970	3,073	0.01
Benefit Street Partners CLO XX	(4)(5)(6)(8)	SOFR +	7.01%	12.33%	7/15/2034	6,500	6,500	6,517	0.02
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	SOFR +	6.96%	12.28%	10/15/2034	3,000	2,975	3,007	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	SOFR +	7.12%	12.45%	7/25/2034	2,750	2,693	2,696	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	7/20/2034	7,000	6,953	7,016	0.02
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.83%	7/20/2034	7,000	7,000	6,862	0.02
Carlyle US CLO 2023-5 Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.27%	1/27/2036	7,000	6,863	7,096	0.02
Carval CLO V-C, LTD.	(4)(5)(6)(8)	SOFR +	7.01%	12.33%	10/15/2034	8,000	7,934	7,997	0.03
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	12.65%	4/21/2034	8,750	8,676	8,819	0.03
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	12.38%	10/16/2034	8,000	8,000	8,035	0.03
Dryden 112 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.75%	13.06%	11/15/2036	4,900	4,787	4,948	0.02
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.78%	8/20/2034	8,000	8,000	7,661	0.02
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	4/15/2031	3,750	3,754	3,760	0.01
Elmwood CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	10/20/2034	3,500	3,500	3,520	0.01
Elmwood CLO VI, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.08%	10/20/2034	4,000	4,000	4,023	0.01
Flatiron RR CLO 22, LLC	(5)(6)(8)	SOFR +	6.46%	11.73%	10/15/2034	5,000	5,000	5,005	0.02
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.87%	12.19%	10/20/2034	12,000	11,903	11,814	0.04
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.95%	12.26%	4/15/2035	3,000	2,975	3,015	0.01
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.21%	11.54%	10/25/2031	4,000	3,956	3,937	0.01
Galaxy 32 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.33%	12.70%	10/20/2036	2,140	2,119	2,205	0.01
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.57%	4/20/2034	6,500	6,448	6,531	0.02
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.73%	10/20/2034	6,200	6,200	6,234	0.02
Goldentree Loan Management US Clo 15 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.82%	10/20/2036	6,500	6,440	6,678	0.02
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.59%	11.91%	7/15/2034	3,500	3,490	3,451	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	12.24%	7/15/2035	5,000	4,958	4,959	0.02
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.33%	4/15/2034	1,250	1,212	1,251	0.00
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	SOFR +	7.20%	12.55%	1/30/2035	9,500	9,343	9,501	0.03
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	SOFR +	6.80%	12.11%	1/22/2035	4,000	3,966	3,902	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - non-controlled/non-affiliated (continued)
Diversified Financial Services (continued)
Jamestown CLO XIV, Ltd.	(5)(6)(8)	SOFR +	7.46%	12.78%	10/20/2034	$10,000	$9,837	$10,011	0.03%
Kayne CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	4/15/2032	5,000	5,007	5,013	0.02
Magnetite XXXII Ltd	(4)(5)(6)(8)	SOFR +	6.90%	12.21%	4/15/2035	5,000	5,000	5,012	0.02
MidOcean Credit CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	7.80%	13.17%	1/21/2037	9,500	9,128	9,631	0.03
MidOcean Credit CLO XIV Ltd	(4)(6)(8)	SOFR +	6.56%	11.87%	4/15/2037	1,500	1,459	1,459	0.00
MidOcean Credit CLO XIV Ltd	(4)(6)(8)	SOFR +	7.40%	12.71%	4/15/2037	3,500	3,500	3,500	0.01
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(5)(6)(8)	SOFR +	7.01%	12.28%	10/20/2034	6,500	6,500	6,537	0.02
Morgan Stanley Eaton Vance CLO 2022-17A Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.22%	7/20/2035	1,000	1,007	1,009	0.00
Neuberger Berman Loan Advisers CLO 38, Ltd.	(5)(6)(8)	SOFR +	6.51%	11.83%	10/20/2035	11,000	11,000	10,953	0.04
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	12.28%	12/2/2034	9,000	8,899	8,983	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	7/20/2034	11,000	10,891	10,600	0.03
Octagon Investment Partners 41, Ltd.	(5)(6)(8)	SOFR +	7.39%	12.71%	10/15/2033	2,500	2,490	2,413	0.01
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	10/20/2034	4,250	4,092	4,242	0.01
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	5/21/2034	2,000	1,920	2,005	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.07%	11/14/2034	12,000	12,000	12,060	0.04
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.35%	11.67%	4/20/2035	2,500	2,500	2,505	0.01
Palmer Square CLO 2023-3 Ltd	(4)(5)(6)(8)	SOFR +	7.83%	13.21%	1/20/2037	10,000	9,902	10,281	0.03
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	SOFR +	7.29%	12.61%	4/20/2035	6,000	5,848	5,996	0.02
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.71%	12.03%	10/15/2034	6,000	6,000	6,011	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.75%	12.07%	4/20/2035	5,000	4,980	4,960	0.02
Post CLO 2024-1 Ltd	(4)(6)(8)	SOFR +	6.80%	12.11%	4/20/2037	2,500	2,500	2,478	0.01
PPM CLO 4, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.06%	10/18/2034	6,775	6,775	6,474	0.02
PPM CLO 5, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.08%	10/18/2034	4,800	4,800	4,764	0.02
Rad CLO 14, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	1/15/2035	6,750	6,750	6,754	0.02
Rad CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	7.73%	13.10%	1/20/2037	7,500	7,281	7,632	0.02
Rockford Tower CLO 2021-3, Ltd.	(5)(6)(8)	SOFR +	6.98%	12.30%	10/20/2034	2,000	1,976	1,815	0.01
RR 19, Ltd.	(5)(6)(8)	SOFR +	6.76%	12.42%	10/15/2035	3,000	3,000	3,015	0.01
RR 20, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.56%	7/15/2037	4,000	3,965	4,048	0.01
Signal Peak 7, Ltd.	(4)(5)(6)(8)	SOFR +	7.15%	12.47%	4/30/2032	3,875	3,848	3,881	0.01
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	SOFR +	6.82%	12.15%	10/25/2034	5,000	4,919	4,670	0.02
Symphony CLO 34-PS Ltd.	(4)(5)(6)(8)	SOFR +	8.15%	13.47%	7/24/2036	4,000	3,924	4,109	0.01
Symphony CLO 30 Ltd	(4)(5)(6)(8)	SOFR +	8.39%	13.70%	4/20/2035	3,500	3,535	3,536	0.01
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.92%	7/21/2034	8,000	8,000	8,005	0.03
Vibrant CLO XII, Ltd.	(4)(5)(6)(8)	SOFR +	7.37%	12.79%	1/20/2034	2,875	2,854	2,841	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	SOFR +	7.32%	12.64%	7/15/2034	6,250	6,200	6,163	0.02
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.97%	12.29%	1/15/2035	8,250	8,114	8,057	0.03
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.66%	11.97%	7/19/2034	5,000	4,918	4,933	0.02
Total Structured Finance Obligations - non-controlled/non-affiliated							432,899	434,398	1.42
Total Structured Finance Obligations							432,899	434,398	1.42

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)				5,437,634	$12,614	$20,119	0.06%
Micross Topco, Inc.	(4)				116	125	117	0.00
						12,739	20,236	0.06
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				1,674	1,674	388	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)				1,076,923	1,077	1,928	0.01
						2,751	2,316	0.01
Capital Markets
Resolute Investment Managers, Inc.					48,476	1,212	667	0.00
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				893,584	894	894	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)				3,308,320	3,308	1,423	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Units	(4)				401,889	390	454	0.00
						3,698	1,877	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		29,194,330	28,735	38,491	0.12
DTA LP - Class A Units	(4)				2,612,843	2,613	2,613	0.01
						31,348	41,104	0.13
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP	(4)				666,667	667	667	0.00
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	10,915	13,091	0.04
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	4,628	0.01
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	995	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,813	0.01
						15,636	21,527	0.06
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,863	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp.	(4)				12,237,213	$11,870	$12,084	0.04%
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	52,189	0.17
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,040	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	860	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	463	0.00
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	18,124	0.06
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,114	0.01
						88,135	90,874	0.30
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)				988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)				4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%		18,035	1,804	1,804	0.01
						7,733	6,509	0.02
Insurance
RSC Topco, Inc.- Preferred Shares	(4)				100	97	106	0.00
Shelf Holdco Ltd Common Equity	(4)(6)				1,300,000	1,300	3,250	0.01
						1,397	3,356	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	29,027	0.09
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	12,285	0.04
Tricor Horizon, LP	(4)(6)				14,273,892	14,396	14,274	0.05
Victors CCC Topco, LP	(4)				9,600,000	9,600	15,648	0.05
						30,496	42,207	0.14
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	1,388	372	0.00
Descartes Holdings, Inc - Class A Units	(4)				937,585	4,060	1,510	0.00
Expedition Holdco, LLC	(4)				810,810	810	425	0.00
Knockout Intermediated Holdings I, Inc.	(4)				49,020	47,795	62,251	0.20
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		45,090	43,963	54,559	0.18
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	33,228	0.11
Mimecast Limited	(4)				75,088,584	75,089	77,607	0.25
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)				1,573	1,535	1,596	0.01
TPG IX Newark CI, L.P. - LP Interests	(4)(6)				3,846,970	3,847	3,847	0.01
Zoro Common Equity	(4)				1,195,880	11,959	11,959	0.04
Zoro Series A Preferred Shares	(4)		12.50%		44,535	42,976	52,329	0.17
						264,414	299,683	0.97

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	$33,725	$36,635	0.12%
Enstructure LLC - A-7 Units	(4)				3,783,785	2,805	3,859	0.01
Enstructure LLC - A-8 Units	(4)				858,469	635	876	0.00
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	10,509	0.03
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,886	0.01
						44,459	53,765	0.17
Total Equity - non-controlled/non-affiliated						536,119	617,572	1.97
Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)				265,556	558	2,267	0.01
Total Equity - non-controlled/affiliated						558	2,267	0.01
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments LP Int	(4)(6)(16)				3,943	0	0	0.00
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(6)(16)				290,259,000	290,258	278,678	0.90
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)				134,166,603	0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)				1,500,000	1,421	1,977	0.01
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)						291,679	280,655	0.91
Total Equity						828,356	900,494	2.89
Investments in Joint Ventures
BCRED Emerald JV	(6)(16)					2,002,500	2,031,871	6.55
BCRED Verdelite JV	(6)(16)					117,706	128,820	0.42
Total Investments in Joint Ventures						2,120,206	2,160,691	6.97

Total Investments - non-controlled/non-affiliated						50,251,632	50,024,720	161.31
Total Investments - non-controlled/affiliated						558	2,267	0.01
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)						379,357	324,898	1.05
Total Investments - Investments in Joint Ventures						2,120,206	2,160,691	6.97
Total Investment Portfolio						52,751,753	52,512,576	169.34
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						1,183,383	1,183,383	3.81
Other Cash and Cash Equivalents						1,888,145	1,888,145	6.08
Total Portfolio Investments, Cash and Cash Equivalents						$55,823,281	$55,584,104	179.23%

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented 20.4% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$20,333	$(1,569)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	20,482	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	18,259	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	2,843	—
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	21,225	—
Amerilife Holdings LLC	Revolver	8/31/2028	48,715	—
Amerilife Holdings LLC	Delayed Draw Term Loan	10/20/2026	76,816	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Analytic Partners LP	Revolver	4/4/2028	3,261	—
Anaplan, Inc.	Revolver	6/21/2028	47,983	—
Apex Companies, LLC	Delayed Draw Term Loan	3/15/2026	163	—
Apex Companies, LLC	Delayed Draw Term Loan	3/15/2026	495	(6)
Aptean Inc	Revolver	1/30/2031	3,641	(36)
Aptean Inc	Delayed Draw Term Loan	1/30/2026	6,750	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(270)
Ascend Buyer, LLC	Revolver	9/30/2027	5,173	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	12,180	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(1,331)
Atlas Securitized Products Funding 2, L.P.	Revolver	4/10/2026	47,372	—
Avalara Inc	Revolver	10/19/2028	2,308	—
Azurite Intermediate Holdings Inc.	Delayed Draw Term Loan	3/30/2026	42,750	(321)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	$6,840	$(103)
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	4,206	—
Bamboo US BidCo LLC	Revolver	9/28/2029	6,278	(78)
Bazaarvoice, Inc.	Revolver	5/7/2026	45,117	—
Beeline, LLC	Revolver	5/2/2028	5,543	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	4,821	(24)
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	9,862	—
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	(22)
BradyIFS Holdings, LLC	Revolver	10/31/2029	17,309	(173)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	16,984	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	56,649	(425)
Brave Parent Holdings, Inc.	Revolver	11/28/2030	28,325	(142)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	32,788	—
Caerus US 1, Inc.	Revolver	5/25/2029	50,451	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	6,973	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Castle Management Borrower, LLC	Revolver	11/3/2029	4,167	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2029	20,232	—
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	20,572	(206)
CFS Brands, LLC	Revolver	10/2/2030	30,858	(154)
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	—
Chronicle Bidco, Inc.	Delayed Draw Term Loan	3/26/2026	14,000	—
Circana Group, L.P.	Revolver	12/1/2027	46,161	—
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(81)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(10)
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(1,222)
Continental Buyer, Inc	Term Loan	4/2/2031	28,684	—
Continental Buyer, Inc	Revolver	4/2/2031	4,218	—
Continental Buyer, Inc	Delayed Draw Term Loan	4/2/2026	11,334	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	13,936	(209)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(31)
Cumming Group, Inc.	Revolver	11/16/2027	25,468	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	19,245	(144)
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2025	6,300	(73)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,288	—
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	19,441	(194)
DTA Intermediate II Ltd.	Revolver	3/27/2030	9,073	—
DTI Holdco, Inc.	Revolver	4/26/2027	6,720	—
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	9,961	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	43,758	(438)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	12,377	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	27,675	(3,447)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Episerver, Inc.	Revolver	4/9/2026	$3,833	$(77)
Ergomed Plc	Delayed Draw Term Loan	11/17/2025	7,569	(98)
Excelitas Technologies Corp.	Revolver	8/14/2028	3,843	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	4,927	(49)
Experity, Inc.	Revolver	2/24/2028	13,452	(135)
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(18)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	11,621	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	19,215	—
Freya Bidco, Ltd.	Delayed Draw Term Loan	1/24/2026	13,071	(163)
Freya Bidco, Ltd.	Delayed Draw Term Loan	1/24/2026	12,081	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	20,201	—
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	3,240	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,884	(110)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	26,301	(263)
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(132)
Galway Borrower, LLC	Revolver	9/30/2027	16,001	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	533	(3)
GGW Group GmbH	Term Loan	3/31/2031	115,710	—
GGW Group GmbH	Delayed Draw Term Loan	4/23/2027	47,746	—
GI Consilio Parent, LLC	Revolver	5/14/2026	5,882	(62)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	—
Gigamon Inc.	Revolver	3/11/2028	25,774	—
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	84,833	(954)
GovernmentJobs.com, Inc.	Revolver	12/2/2027	19,764	(395)
Granicus, Inc.	Revolver	1/17/2031	4,284	(11)
Granicus, Inc.	Delayed Draw Term Loan	1/17/2031	4,521	(23)
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	18,000	—
GS Acquisitionco, Inc.	Revolver	3/26/2034	4,500	(22)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	10/28/2028	102	(3)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	9,254	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	35,446	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	44,077	(440)
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(38)
Icefall Parent, Inc.	Revolver	1/17/2030	6,880	(138)
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	52,698	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	4,325	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	653	(3)
Iris Bidco Ltd	Term Loan	4/30/2031	105,570	—
Iris Bidco Ltd	Delayed Draw Term Loan	4/30/2027	55,844	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	2,759	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	403	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	453	—
Java Buyer, Inc.	Delayed Draw Term Loan	4/1/2024	30,914	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	42,170	(422)
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(366)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	$41,761	$—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Kattegat Project Bidco AB	Term Loan	4/7/2031	58,863	—
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	12,019	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,310	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	22,503	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	(7)
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2027	3,735	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	5,305	—
Loar Group, Inc.	Delayed Draw Term Loan	12/31/2024	47,000	—
LPW Group Holdings, Inc.	Revolver	3/15/2030	4,925	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	68,627	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(112)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	(135)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	4,909	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	120,596	—
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	(286)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	8,029	(26)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	13,382	(22)
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,241	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(84)
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,268	(128)
Metis Buyer, Inc.	Revolver	5/4/2026	3,690	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	—
Mitratech Holdings, Inc.	Delayed Draw Term Loan	11/26/2024	7,280	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	17,311	—
Monterey Financing, S.à r.l.	Delayed Draw Term Loan	9/19/2029	19,804	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	2,244	(27)
More Cowbell II, LLC	Revolver	9/1/2029	2,308	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2026	4,464	(89)
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	(45)
MRI Software, LLC	Revolver	2/10/2026	6,054	(182)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	37,034	(185)
Natus Medical Incorporated	Revolver	7/21/2027	1,850	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	(44)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	30,637	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	1,317	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	2,788	—
Neptune Holdings, Inc.	Revolver	8/14/2030	2,000	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	5/27/2024	80,782	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	64,286	—
ONS MSO, LLC	Revolver	7/8/2026	2,025	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	87,668	(438)
Park Place Technologies, LLC	Revolver	3/25/2030	65,751	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	19,138	—
Paya Holdings III LLC	Revolver	9/12/2029	3,375	(28)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	23,381	(234)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PDI TA Holdings, Inc.	Revolver	2/3/2031	$6,996	$(98)
Pearce Services, LLC	Delayed Draw Term Loan	6/2/2027	949	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	7,135	(143)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	22,420	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Plasma Buyer, LLC	Revolver	5/12/2028	5,787	—
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	2,718	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(50)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	4,979	(25)
Profile Products, LLC	Revolver	11/12/2027	6,591	—
Profile Products, LLC	Revolver	11/12/2027	6,700	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	14,694	—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	(183)
Quality Distribution LLC	Revolver	7/1/2026	6,568	—
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	12	—
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	1,397	(7)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	5,694	—
Rally Buyer, Inc.	Revolver	7/19/2028	17,745	(266)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	5,299	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	5,379	—
Relativity ODA, LLC	Revolver	5/12/2027	4,449	(33)
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	(41)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
RoadOne Inc	Revolver	12/30/2028	275	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	31,354	(78)
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	2,853	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(180)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	20,200	—
Scorpio Bidco	Term Loan	4/30/2031	39,366	—
Scorpio Bidco	Delayed Draw Term Loan	4/3/2030	7,747	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	5,315	—
SG Acquisition, Inc.	Term Loan	4/3/2030	51,255	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,402	—
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	98,168	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	51,214	(768)
SpecialtyCare, Inc.	Revolver	6/18/2026	4,867	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	6,544	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	22,501	(338)
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2031	11,767	(235)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	$108,101	$(2,163)
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	118,276	(1,183)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(158)
Trader Corp.	Revolver	12/22/2028	6,899	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	17,882	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	13,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,204	(94)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	3,852	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
Unified Physician Management, LLC	Delayed Draw Term Loan	3/25/2026	5,000	(19)
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(129)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	9,559	—
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	(311)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
West Monroe Partners, LLC	Revolver	11/9/2027	56,571	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	31	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	53,333	(533)
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	(33)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Zeus, LLC	Revolver	2/8/2030	6,851	(103)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	9,135	(69)
Total unfunded commitments			$5,580,498	$(37,073)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair value as of March 31, 2024	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP	$2,499	$—	$—	$(232)	$—	$2,267	$—
Controlled/Affiliated Investments
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	49,530	—	—	(24,210)	—	25,320	—
CFCo LLC (Benefytt Technologies, Inc.)	612	—	—	(612)	—	—	—
CFCo LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
Pigments Services, Inc.	9,412	—	—	(760)	—	8,652	—
Pigments Services, Inc.	9,908	363	—	—	—	10,271	349
Pigments Services, Inc.	—	—	—	—	—	—	—
Specialty Lending Company LLC	265,631	39,285	—	(26,238)	—	278,678	—
BCRED Emerald JV LP	2,032,260	—	—	(389)	—	2,031,871	77,521
BCRED Verdelite JV LP	129,265	—	—	(445)	—	128,820	5,430
GSO DL Co-Invest CI LP	1,981	—	—	(4)	—	1,977	—
Total	$2,501,098	$39,648	$—	$(52,890)	$—	$2,487,856	$83,300

(17)Loan was on non-accrual status as of March 31, 2024.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Change in Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	14,833	CAD	20,000	6/13/2024	$39
Deutsche Bank AG	USD	11,125	CAD	15,000	6/14/2024	29
Deutsche Bank AG	USD	11,284	CHF	9,820	6/14/2024	294
Goldman Sachs Bank USA	USD	85,298	DKK	579,731	6/14/2024	1,052
Deutsche Bank AG	USD	87,640	EUR	80,000	6/14/2024	987
Deutsche Bank AG	USD	102,296	GBP	80,000	6/14/2024	1,196
Goldman Sachs Bank USA	USD	56,245	NOK	587,617	6/14/2024	1,986
Goldman Sachs Bank USA	USD	24,197	NZD	39,280	6/14/2024	700
Goldman Sachs Bank USA	USD	10,744	SEK	109,749	6/13/2024	450
Goldman Sachs Bank USA	USD	23,409	SEK	239,106	6/14/2024	981
Total Foreign Currency Forward Contracts						$7,714

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA	June 2024 Notes	2.56%	SOFR + 0.93%	6/21/2024		$435,000	$(3,776)	$—	$3,425
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024		365,000	(6,159)	—	2,376
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024		500,000	(11,341)	—	2,415
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025		500,000	(13,555)	—	1,857
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(31,284)	—	(6,560)
Deutsche Bank	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026		625,000	(31,073)	—	(6,577)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		400,000	(10,768)	—	321
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025		500,000	(13,469)	—	404
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA + 2.78%	4/14/2026	GBP	250,000	(13,901)	—	(1,481)
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR + 2.79%	5/3/2027		625,000	(26,379)	—	(8,204)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/29/2025		600,000	(6,372)	—	(4,531)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.72%	10/11/2027		350,000	(5,484)	—	(5,947)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025		200,000	(2,249)	—	(1,489)
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR + 3.06%	11/27/2028		500,000	2,887	—	(10,795)
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR + 2.46%	1/25/2031		250,000	(2,482)	—	(2,482)
BNP Paribas	January 2031 Notes	6.25%	SOFR + 2.45%	1/25/2031		250,000	(2,609)	—	(2,609)
Total Interest Rate Swaps							$(178,014)	$—	$(39,877)
(1)For interest rates swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Canadian Hospital Specialties Ltd.	(4)(6)(11)	C +	4.50%	9.93%	4/14/2028	CAD	14,821	$11,739	$13,890	0.05%
Canadian Hospital Specialties Ltd.	(4)(6)(10)	C +	4.50%	9.93%	4/15/2027	CAD	5,400	4,273	4,024	0.01
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	11.19%	2/24/2029	GBP	62,265	81,504	74,207	0.26
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	10.03%	2/24/2029	EUR	14,000	15,575	14,451	0.05
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	11.32%	2/24/2029		$6,125	6,424	5,727	0.02
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.25%	11.70% (incl. 2.75% PIK)	12/21/2028		508,348	501,641	432,096	1.51
Covenant Surgical Partners, Inc.	(8)	SOFR +	4.00%	9.38%	7/1/2026		2,926	2,902	2,291	0.01
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.75%	4/3/2028		25,410	25,273	25,220	0.09
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.50%	11.85%	4/3/2028		9,996	9,753	9,946	0.03
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026		28,810	28,810	28,666	0.10
Global Medical Response, Inc.	(11)	SOFR +	4.25%	9.93%	10/2/2025		33,941	33,983	26,757	0.09
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.45%	10/15/2026		272,236	269,237	259,986	0.91
Kwol Acquisition, Inc.	(4)(6)(7)(10)	SOFR +	6.25%	11.43%	12/6/2029		6,872	6,687	6,685	0.02
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	11.21%	2/1/2029		162,061	159,705	160,035	0.56
Medical Knowledge Group, LLC	(4)(10)	SOFR +	5.75%	11.19%	2/1/2029		21,690	21,138	21,418	0.08
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028		18,987	18,932	17,278	0.06
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.96%	7/16/2027		482,571	480,045	448,791	1.57
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.13%	11/16/2025		59,439	59,232	59,439	0.21
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2025		4,211	4,211	4,211	0.01
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	10.39%	2/28/2028		22,789	22,670	22,547	0.08
ONS MSO, LLC	(4)(6)(7)(11)	SOFR +	5.75%	11.10%	7/8/2026		7,714	7,132	7,116	0.02
ONS MSO, LLC	(4)(6)(7)(11)	SOFR +	6.25%	11.69%	7/8/2026		808	705	703	0.00
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.22%	3/31/2027		30,387	30,234	26,868	0.09
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.72%	12/29/2028		6,389	6,357	6,198	0.02
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.97%	3/5/2026		7,784	7,784	7,795	0.03
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.10%	5/12/2029		90,576	88,919	85,130	0.30
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.10%	5/12/2028		4,822	4,612	3,990	0.01
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	8/31/2029		126,926	124,779	125,875	0.44
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.71%	3/9/2026		14,156	14,156	14,156	0.05
Radnet, Inc.	(6)(10)	SOFR +	3.00%	8.36%	4/21/2028		4,610	4,595	4,630	0.02
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.30%	12/23/2028		486,546	477,890	474,954	1.66
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.29%	12/23/2028		36,822	35,375	34,787	0.12
Snoopy Bidco, Inc.	(4)(7)(10)	SOFR +	6.75%	12.65% (incl. 12.65% PIK)	6/1/2028		643,738	636,468	620,439	2.17
SpecialtyCare, Inc.	(4)(7)(11)	SOFR +	5.75%	11.41%	6/18/2028		68,478	67,108	65,852	0.23
SpecialtyCare, Inc.	(4)(7)(8)	SOFR +	4.00%	9.46%	6/18/2028		831	743	623	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.20%	1/2/2029		165,094	162,739	158,429	0.56

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 21.2% of total assets as calculated in accordance with regulatory requirements.
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Brave Parent Holdings, Inc.	Revolver	11/28/2030	$28,325	$(283)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	6,973	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	32,788	—
Caerus US 1, Inc.	Revolver	5/25/2029	12,613	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Castle Management Borrower, LLC	Revolver	11/3/2029	4,167	(63)
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2029	20,232	—
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Revolver	10/2/2030	30,858	(617)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	20,572	—
Chronicle Bidco, Inc.	Revolver	11/14/2025	2,815	—
Circana Group, L.P.	Revolver	12/1/2027	86,026	—
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(16)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(1,344)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	13,936	(209)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	(1)
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(309)
Cumming Group, Inc.	Revolver	11/16/2027	25,468	(382)
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	19,245	(144)
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2030	6,300	(5)
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(2,102)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,288	—
DTI Holdco, Inc.	Revolver	4/26/2027	10,000	(173)
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	9,961	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	49,368	(494)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	12,377	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	26,639	(3,659)
Episerver, Inc.	Revolver	4/9/2026	3,833	(153)
Ergomed Plc	Delayed Draw Term Loan	11/17/2025	7,569	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	4,927	—
Excelitas Technologies Corp.	Revolver	8/14/2028	5,715	—
Experity, Inc.	Revolver	2/24/2028	13,452	(135)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/29/2024	3,945	(49)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2027	3,381	—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(66)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	11,621	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	3,958	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	27,063	(271)
Freya Bidco Limited	Term Loan	10/31/2030	1,056	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	$12,907	$—
Freya Bidco Limited	Term Loan	10/31/2030	105,258	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	12,921	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	22,446	(281)
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	15,400	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,884	(110)
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(285)
GI Consilio Parent, LLC	Revolver	5/14/2026	4,629	(51)
GI Consilio Parent, LLC	Revolver	5/14/2026	844	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	4,320	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(64)
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	84,833	(954)
GovernmentJobs.com, Inc.	Revolver	12/2/2027	19,764	(395)
GraphPAD Software, LLC	Revolver	4/27/2027	1,416	—
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	37	—
Groundworks, LLC	Revolver	3/14/2029	42	(1)
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2027	9,724	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	9,254	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	37,586	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(129)
Icefall Parent Inc	Term Loan	1/25/2030	70,792	—
Icefall Parent Inc	Revolver	1/25/2030	6,742	—
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	(224)
Inova Pharmaceutical	Term Loan	10/30/2028	661	—
Inova Pharmaceutical	Delayed Draw Term Loan	10/30/2028	102	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	4,325	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	350	(2)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	303	(3)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	6,812	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	453	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	806	—
Java Buyer, Inc.	Delayed Draw Term Loan	4/1/2024	30,676	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	42,170	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	—
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	41,761	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	25,388	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	6,824	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	628	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2027	3,735	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	6,951	—
Loar Group, Inc.	Delayed Draw Term Loan	4/1/2024	47,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(225)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	$10,780	$—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	8,247	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	120,596	—
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	(286)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	520	—
Material Holdings, LLC	Revolver	8/17/2027	7,630	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(37)
Mercury Bidco Globe Limited	Term Loan	1/31/2031	100,402	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,389	—
Metis Buyer, Inc.	Revolver	5/4/2026	5,940	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	—
Mitratech Holdings, Inc.	Delayed Draw Term Loan	11/26/2024	7,280	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	19,234	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	19,804	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	2,244	(27)
More Cowbell II, LLC	Revolver	9/1/2029	2,308	—
MPG Parent Holdings LLC	Term Loan	1/8/2030	17,938	—
MPG Parent Holdings LLC	Revolver	1/8/2030	2,188	—
MPG Parent Holdings LLC	Delayed Draw Term Loan	1/8/2026	4,464	—
MRI Software, LLC	Revolver	2/10/2026	673	(13)
MRI Software, LLC	Revolver	2/10/2027	1,677	(3)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	37,034	(185)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	3,703	(37)
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	(177)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	45,956	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune Holdings, Inc.	Revolver	8/14/2030	2,000	(40)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	2,617	—
NortonLifeLock, Inc.	Revolver	9/12/2029	3,375	(28)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	5/27/2024	10,781	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	70,001	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	64,286	—
ONS MSO, LLC	Revolver	7/8/2026	6,192	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Pavion Corp.	Revolver	10/30/2030	12,586	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	27,871	(279)
Pearce Services, LLC	Delayed Draw Term Loan	6/2/2027	949	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	7,135	(143)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	24,823	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	(83)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Plasma Buyer, LLC	Revolver	5/12/2028	9,644	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(74)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	4,979	(25)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Profile Products, LLC	Revolver	11/12/2027	$9,886	$(321)
Profile Products, LLC	Revolver	11/12/2027	6,700	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	13,391	—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	(183)
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	25	—
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Quality Distribution LLC	Revolver	7/1/2026	9,000	(405)
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	1,390	(7)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	5,694	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	12,089	—
Rally Buyer, Inc.	Revolver	7/19/2028	10,647	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	38	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	6	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2,454	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	(324)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
RoadOne Inc	Revolver	12/30/2028	275	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	45,989	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	839	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(300)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	37,200	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	8,422	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	124,106	(1,862)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	51,214	(768)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	6,544	—
SpecialtyCare, Inc.	Revolver	6/18/2026	5,104	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/2/2024	9,922	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	22,501	(788)
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	100	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	228,925	(5,202)
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(128)
Trader Corp.	Revolver	12/22/2028	6,899	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	21,738	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,203	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	3,852	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Unified Physician Management, LLC	Revolver	6/18/2029	$101,845	$—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(291)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	10,500	—
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
West Monroe Partners, LLC	Revolver	11/9/2027	56,571	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	31	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	53,333	(533)
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	(67)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zeus Company, LLC	Term Loan	2/28/2031	48,365	—
Zeus Company, LLC	Revolver	2/28/2030	6,749	—
Zeus Company, LLC	Delayed Draw Term Loan	2/28/2026	9,067	—
Total unfunded commitments			$5,370,824	$(47,166)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset-based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
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
The Company offers on a continuous basis up to $45.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company offers to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its Common Shares.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies” (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
All intercompany balances and transactions have been eliminated.
Certain prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
As of March 31, 2024, the Company's consolidated subsidiaries were BCRED Bard Peak Funding LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company does not consolidate its equity investment in Specialty Lending Company LLC (“SLC”). For further description of the Company’s investment in SLC, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions”.
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within Net realized gain (loss) on the Condensed Consolidated Statements of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations.
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
Under ASC 820, fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, fair value means the value of a portfolio investment for which market quotations are not readily available. A market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable.
Where prices or inputs are not available or, in the judgment of the Board, with assistance of the Adviser, the Audit Committee and independent valuation firm(s), determine to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit-impaired. The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Adviser, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”.
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative assets at fair value and Derivative liabilities at fair value, respectively.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated debt issued by the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company's Condensed Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Condensed Consolidated Statements of Operations. Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as a Derivative assets at fair value or Derivative liabilities at fair value on the Company's Condensed Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Condensed Consolidated Statements of Operations.
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company has elected to not offset derivative assets and derivative liabilities in its Condensed Consolidated Statements of Assets and Liabilities including for the cash collateral, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in foreign currency and other transactions in the Condensed Consolidated Statements of Operations, if any.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2024 and 2023, the Company recorded $6.8 million and $1.9 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Condensed Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity securities and on the Company’s equity interests in its joint ventures are recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
For further information regarding the non-accrual status of investments refer to “Note 4. Investments”.
Organization Expenses and Offering Expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of the Company’s shares are capitalized as Deferred offering costs in the Condensed Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the condensed consolidated financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Distributions
Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, and has been adopted by the Company beginning with the condensed consolidated financial statements as of and for the three months ended March 31, 2024. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
The Investment Advisory Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was most recently renewed and approved by the Board, including majority of the independent trustees, on May 1, 2024, for a one-year period ending on May 31, 2025.
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
For the three months ended March 31, 2024 and 2023, base management fees were $95.4 million and $73.6 million, respectively. As of March 31, 2024 and December 31, 2023, $95.4 million and $87.3 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
For the three months ended March 31, 2024 and 2023, the Company accrued income based incentive fees of $125.4 million and $100.8 million, respectively. As of March 31, 2024 and December 31, 2023, there was $125.4 million and $122.9 million, respectively, payable to the Adviser for the income based incentive fees.
For the three months ended March 31, 2024 and 2023, the Company accrued no capital gains incentive fees.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Unless earlier terminated as described below, the Administration Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Administration Agreement was most recently renewed and approved by the Board, including a majority of the independent trustees, on May 1, 2024, for a one-year period.
For the three months ended March 31, 2024 and 2023, the Company incurred $1.8 million and $1.9 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2024 and December 31, 2023, $1.1 million and $2.3 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities, respectively.
Sub-Administration Agreement
On October 5, 2020, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.
Intermediary Manager Agreement
On October 5, 2020, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P. (the “Intermediary Manager”), an affiliate of the Adviser. Pursuant to the Intermediary Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 1.5% cap on NAV for Class D shares and 3.5% cap on NAV for Class S shares. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Distribution and Servicing Plan
On October 5, 2020, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class I, Class S and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—
Class S shares	0.85%
Class D shares	0.25%
The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
For the three months ended March 31, 2024, the Company accrued distribution and shareholder servicing fees of $21.4 million and $0.3 million, which were attributable to Class S and Class D shares, respectively.
For the three months ended March 31, 2023, the Company accrued distribution and shareholder servicing fees of $15.4 million and $0.6 million, which were attributable to Class S and Class D shares, respectively.
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
For the three months ended March 31, 2024 and 2023, the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying condensed consolidated financial statements, including the Condensed Consolidated Schedule of Investments.
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of March 31, 2024 and December 31, 2023, the wholly-owned subsidiary of the Company had committed $315.0 million and $315.0 million, respectively. As of March 31, 2024 and December 31, 2023, $24.7 million and $64.0 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.
In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures”.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$47,943,398	$47,635,084	90.7%	$45,837,261	$45,534,013	89.7%
Second lien debt	1,400,738	1,355,506	2.6	1,826,541	1,736,088	3.4
Unsecured debt	26,156	26,403	0.1	18,182	18,171	0.0
Structured finance obligations	432,899	434,398	0.8	443,228	436,863	0.9
Investments in joint ventures	2,120,206	2,160,691	4.1	2,120,206	2,161,525	4.3
Equity (1)	828,356	900,494	1.7	776,305	857,251	1.7
Total	$52,751,753	$52,512,576	100.0%	$51,021,723	$50,743,911	100.0%
(1)Includes equity investment in SLC.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	1.4%	1.4%
Air Freight & Logistics	2.5	2.6
Airlines (2)	0.0	0.1
Auto Components	0.1	0.1
Beverages	0.1	0.1
Biotechnology (2)(3)	0.0	0.0
Building Products	1.9	2.1
Capital Markets	0.4	0.5
Chemicals	0.1	0.2
Commercial Services & Supplies	3.9	4.0
Construction Materials	0.1	0.1
Construction & Engineering	0.9	0.7
Containers & Packaging	0.2	0.3
Distributors	0.9	1.1
Diversified Consumer Services	2.8	2.7
Diversified Financial Services (1)	2.4	2.4
Diversified Telecommunication Services	0.5	0.5
Electrical Equipment	0.5	0.5
Electronic Equipment, Instruments & Components	1.0	1.1
Electric Utilities	0.2	0.2
Energy Equipment & Services	0.1	0.1
Entertainment (2)(3)	0.0	0.0
Food Products (2)(3)	0.0	0.0
Ground Transportation (2)(3)	0.0	0.0
Health Care Equipment & Supplies	1.5	1.6
Health Care Providers & Services	11.1	11.3
Health Care Technology	4.1	4.1
Hotels, Restaurants & Leisure	0.3	0.3
Household Durables	0.1	0.1
Industrial Conglomerates	0.8	0.9
Insurance	5.1	4.7
Interactive Media & Services (2)(3)	0.0	0.0
Internet & Direct Marketing Retail	2.0	2.0
Investments in Joint Ventures	4.1	4.3
IT Services	5.4	4.4
Leisure Products (2)(3)	0.0	0.0
Life Sciences Tools & Services	0.4	0.5
Machinery (3)	0.1	0.0
Marine	0.4	0.5
Media	0.5	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	0.2	0.1
Paper & Forest Products	0.1	0.1
Pharmaceuticals	1.0	0.9

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2024	December 31, 2023
Professional Services	11.7%	11.7%
Real Estate Management & Development	0.3	0.3
Software	27.0	27.3
Specialty Retail	0.2	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.7	0.5
Transportation Infrastructure	2.7	2.7
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of March 31, 2024.
(3)Amount rounds to less than 0.1% as of December 31, 2023.
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$46,950,650	$46,756,113	89.0%	150.6%
Europe	4,681,777	4,656,640	8.9	15.0
Canada	670,511	649,757	1.3	2.1
Bermuda/Cayman Islands	424,824	426,553	0.8	1.4
Australia/New Zealand and other	23,991	23,513	0.0	0.1
Total	$52,751,753	$52,512,576	100.0%	169.2%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,398,837	$45,129,324	88.9%	158.2%
Europe	4,489,832	4,500,069	8.9	15.8
Canada	669,615	657,164	1.3	2.3
Bermuda/Cayman Islands	440,117	433,445	0.9	1.5
Australia/New Zealand	23,322	23,909	0.0	0.1
Total	$51,021,723	$50,743,911	100.0%	177.9%
As of March 31, 2024 and December 31, 2023, three borrowers (across four loans) and two borrowers (across three loans) in the portfolio were on non-accrual status, respectively.
As of March 31, 2024 and December 31, 2023, on a fair value basis, 99.8% and 99.9%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.1%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,162,906	$43,472,178	$47,635,084
Second lien debt	—	560,821	794,685	1,355,506
Unsecured debt	—	—	26,403	26,403
Structured finance obligations	—	72,453	361,945	434,398
Equity (1)	—	666	899,828	900,494
Total	—	4,796,846	45,555,039	50,351,885
Investments Measured at NAV (2)	—	—	—	2,160,691
Total investments	$—	$4,796,846	$45,555,039	$52,512,576

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,197,276	$41,336,737	$45,534,013
Second lien debt	—	809,223	926,865	1,736,088
Unsecured debt	—	—	18,171	18,171
Structured finance obligations	—	70,964	365,899	436,863
Equity (1)	—	—	857,251	857,251
Total	$—	$5,077,463	$43,504,923	$48,582,386
Investments Measured at NAV (2)	—	—	—	2,161,525
Total investments	$—	$5,077,463	$43,504,923	$50,743,911
(1)Includes equity investment in SLC.
(2)Includes investments in the Emerald JV and Verdelite JV (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Statements of Assets and Liabilities.
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $76.8 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 1.6 years. For information regarding restrictions on Investment in joint ventures, see “Note 11. Joint Ventures”.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations	Equity	Total Investments
Fair value, beginning of period	$41,336,737	$926,865	$18,171	$365,899	$857,251	$43,504,923
Purchases of investments	2,505,473	1,140	7,957	7,708	52,051	2,574,329
Proceeds from principal repayments and sales of investments	(526,201)	(212,013)	—	(18,250)	—	(756,464)
Accretion of discount/(amortization of premium)	36,993	3,652	18	210	—	40,873
Net realized gain (loss)	(972)	—	—	(3)	—	(975)
Net change in unrealized appreciation (depreciation)	(6,340)	973	257	6,381	(8,262)	(6,991)
Transfers into Level 3 (1)	128,478	90,763	—	—	—	219,241
Transfers out of Level 3 (1)	(1,990)	(16,695)	—	—	(1,212)	(19,897)
Fair value, end of period	$43,472,178	$794,685	$26,403	$361,945	$899,828	$45,555,039
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(6,776)	$3,575	$247	$5,863	$(8,262)	$(5,353)
(1)For the three months ended March 31, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity	Total Investments
Fair value, beginning of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981
Purchases of investments	640,983	12,826	—	412	654,221
Proceeds from principal repayments and sales of investments	(176,571)	—	—	—	(176,571)
Accretion of discount/(amortization of premium)	34,758	826	53	—	35,637
Net realized gain (loss)	(1,959)	—	—	—	(1,959)
Net change in unrealized appreciation (depreciation)	(48,117)	2,655	2,413	21,359	(21,690)
Transfers into Level 3 (1)	129,669	—	—	—	129,669
Transfers out of Level 3 (1)	(178,772)	(77,003)	—	—	(255,775)
Fair value, end of period	$37,943,535	$1,092,027	$295,801	$779,150	$40,110,513
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(45,507)	$2,655	$1,316	$21,359	$(20,177)
(1)For the three months ended March 31, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$42,742,110	Yield Analysis	Discount rate	5.37%	30.72%	10.35%
	605,200	Market quotations	Broker quoted price	89.65	100.50	98.73
	124,868	Asset Recoverability	Market Multiple	4.75x	10.50x	9.49x
	43,472,178
Investments in second lien debt	703,012	Yield Analysis	Discount Rate	9.90%	14.98%	12.03%
	91,673	Market quotations	Broker quoted price	89.00	98.00	93.58
	794,685
Investments in unsecured debt	26,403	Yield Analysis	Discount Rate	13.78%	14.00%	13.94%
Investments in structured finance obligations	361,945	Market quotations	Broker quoted price	93.39	103.02	99.65
Investments in equity	249,308	Market approach	Performance multiple	6.44x	30.00x	20.96x
	61,821	Option Pricing Model	Volatility	32.00%	57.00%	43.94%
	310,022	Yield Analysis	Discount Rate	11.00%	17.92%	14.29%
	278,677	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	899,828
Total	$45,555,039
(1)Weighted averages are calculated based on fair value of investments.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of March 31, 2024 and December 31, 2023 had they been accounted for at fair value:

	March 31, 2024	December 31, 2023
	Fair Value	Fair Value
Bard Peak Funding Facility	$238,034	$242,243
Castle Peak Funding Facility	1,118,415	1,121,681
Summit Peak Funding Facility	277,095	286,046
Denali Peak Funding Facility	562,800	562,800
Bushnell Peak Funding Facility	300,300	465,300
Granite Peak Funding Facility	563,600	563,600
Middle Peak Funding Facility	750,000	600,950
Bison Peak Funding Facility	703,200	703,200
Blanca Peak Funding Facility	1,375,090	1,375,090
Windom Peak Funding Facility	966,029	967,477
Monarch Peak Funding Facility	1,400,400	1,400,400
Borah Peak Funding Facility	—	130,000
Naomi Peak Funding Facility	385,000	385,000
Meridian Peak Funding Facility	246,000	246,000
Haydon Peak Funding Facility	49,000	49,000
Bear Peak Funding Facility	353,273	360,531
Revolving Credit Facility	1,302,165	1,131,025
June 2024 Notes	435,000	427,693
June 2026 Notes	371,400	379,251
May 2027 Notes	610,500	618,319
October 2027 Notes	355,775	368,331
September 2024 Notes	357,919	354,580
December 2026 Notes	1,141,125	1,137,187
November 2026 Eurobonds	497,835	501,901
November 2024 Notes	488,700	485,177
March 2027 Notes	923,300	921,525
January 2025 Notes	488,150	483,120
January 2029 Notes	596,830	597,773
March 2025 Notes	888,930	885,149
April 2026 UK Bonds	305,030	306,018
September 2025 Notes	812,240	814,554
November 2028 Notes	521,750	520,940
January 2031 Notes	502,650	—
2021-1 BSL Notes	663,000	663,000
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	759,000	756,862
2022-1 BSL Debt	420,000	420,000
2021-2 Notes	505,800	505,800
MML 2022-2 Debt	300,266	300,273
2023-1 Notes	306,634	304,970
2024-1 Notes	243,902	—
Short-Term Borrowings	—	28,546
Total	$23,776,137	$23,061,312

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the categorization of the Company’s debt obligations as of March 31, 2024 and December 31, 2023 had they been accounted for at fair value within the hierarchy:

	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	23,776,137	23,061,312
Total debt	$23,776,137	$23,061,312
Other Assets and Liabilities
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.
The fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$7,714	$—	$7,714	$427,071
Interest rate swaps	—	2,887	—	2,887	500,000
Total Derivative assets at fair value	$—	$10,601	$—	$10,601	$927,071
Cash collateral received				$—

Derivative Liabilities
Interest rate swaps	$—	$(180,901)	$—	$(180,901)	$6,540,525
Total Derivative liabilities at fair value	$—	$(180,901)	$—	$(180,901)	$6,540,525
Cash collateral posted				$282,292

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

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
•The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three month periods ended March 31, 2024 and March 31, 2023, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2024	2023
Unrealized appreciation (depreciation)
Foreign currency forward contract	$21,621	$(11,940)
Net change in unrealized appreciation (depreciation)	$21,621	$(11,940)
Realized gain (loss)
Foreign currency forward contract	$(6,397)	$4,770
Net realized gain (loss)	$(6,397)	$4,770
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three month periods ended March 31, 2024 and March 31, 2023, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2024	2023
Interest rate swaps	$(39,877)	$67,306
Hedged items	39,182	(68,116)
The table below presents the carrying value of unsecured borrowings as of March 31, 2024 and December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	March 31, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$6,805,841	$(175,514)	$6,356,700	$(136,332)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 228.7% and 221.9%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as of March 31, 2024, as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”), serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.
Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of dollar advances until June 30, 2023, was three-month LIBOR and from June 30, 2023, is three month term SOFR plus a 0.26% spread adjustment), plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. After May 15, 2024, the applicable margin on all outstanding advances will be 3.05% per annum. Bard Peak Funding pays a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until May 15, 2024, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender.
The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on May 15, 2024, and the Bard Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 16, 2026.
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
As of December 31, 2023, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% to 2.20% per annum depending on the nature of the advances being requested. Effective January 4, 2024, advances under the Castle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.85% to 2.35% per annum depending on the nature of the advances being requested. After January 4, 2026, the applicable margin on outstanding advances will be increased by 1.00% per annum. Castle Peak Funding pays a commitment fee of 1.85% per annum if the unused facility amount is greater than 30% or 0.50% per annum if the unused facility amount is less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments until January 4, 2026, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (“Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
As of December 31, 2023, advances under the Summit Peak Funding Facility bore interest at a blended per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.50% to 2.30% per annum depending on the nature of the advances being requested with such blended rate subject to a floor of 2.00% per annum for certain foreign currency advances and 2.15% per annum for U.S. dollar advances. Effective March 12, 2024, advances under the Summit Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR rate for dollar advances) plus an applicable margin of 2.20% per annum. Summit Peak Funding pays a commitment fee of 0.40% per annum if the unused facility amount is greater than 25% based on the average daily unused amount of the financing commitments. Effective September 13, 2024, Summit Peak Funding will pay a commitment fee ranging from 0.25% per annum to 1.25% per annum based on the daily unused amount of the financing commitments, which fee may increase from and after March 12, 2025, to a rate equal to 2.20% per annum on unused amounts below a minimum percentage of the financing commitments. Summit Peak Funding also pays an administrative agency fee to SG, in addition to certain other fees as agreed between Summit Peak Funding and SG.
Proceeds from borrowings under the Summit Peak Funding Facility may be used to fund portfolio investments by Summit Peak Funding and to make advances under revolving loans or delayed draw term loans where Summit Peak Funding is a lender.
The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 12, 2027, and the Summit Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 12, 2029.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Advances under the Granite Peak Funding Facility bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.35% per annum. Granite Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for advances as described above. In addition, Granite Peak Funding pays an unused commitment fee of 0.50% per annum on the average daily unused commitments under the Granite Peak Funding Facility in excess of such minimum utilization amount. The unused commitment fee is payable only when more than 10% of the total commitments under the Granite Peak Funding Facility are unused. Granite Peak Funding also pays to GS an administrative agency fee, in addition to certain other fees, each as agreed between Granite Peak Funding and GS.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to June 26, 2023, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum. From and after June 26, 2023, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to June 30, 2025, a spread adjustment of 0.15% per annum) plus an applicable margin of 2.07% per annum, which will increase to 2.35% per annum effective on June 30, 2025. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee from and after October 26, 2023 at a rate equal to the applicable margin for dollar advances as described above. Middle Peak Funding pays a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. From and after May 7, 2024, Middle Peak Funding pays a commitment fee ranging from 0.15% per annum to 0.25% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender.
The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on December 28, 2026, and the Middle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by December 26, 2034.
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Prior to June 8, 2023, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. From June 8, 2023 until July 24, 2024, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.60% to 2.10% per annum depending on the nature of the advances being requested. The applicable margin for all advances will increase by an amount ranging from 0.50% to 0.65% per annum effective on July 24, 2024. Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.50% per annum. Bison Peak Funding also pays an unused fee of 0.20% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees as agreed between Bison Peak Funding and Bank of America.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Advances under the Windom Peak Funding Facility will bear interest, payable on a monthly basis in arrears, at a per annum rate equal to the “benchmark” rate for the currency of the applicable advance (which is, daily simple SOFR with respect to dollar advances) plus the “applicable margin” (which is a blended spread equal to the sum of 1.65% per annum with respect to any advances backed by broadly-syndicated loans and 2.15% per annum with respect to any advances backed by recurring revenue loans, middle market loans, first-lien last out loans or second lien loans).
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Borah Peak Funding Facility
On April 4, 2022, Borah Peak Funding LLC entered into a senior secured revolving credit facility (the “Borah Peak Funding Facility”) with Bank of America. Bank of America served as administrative agent, Deutsche Bank Trust Company Americas (“DB Trust”) served as collateral administrator and the Company served as manager under the Borah Peak Funding Facility.
Advances under the Borah Peak Funding Facility bore interest at a per annum rate equal to the one-month term SOFR rate plus the applicable margin of 1.35%. Borah Peak Funding was required to utilize a minimum percentage of the financing commitment, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.35% per annum. In addition, Borah Peak Funding paid an unused fee of 0.25% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees as agreed between Borah Peak Funding and Bank of America.
Proceeds from borrowings under the Borah Peak Funding Facility were used to fund portfolio investments by Borah Peak Funding and to make advances under revolving loans or delayed draw term loans where Borah Peak Funding is a lender.
On March 14, 2024, the Borah Peak Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.
Naomi Peak Funding Facility
On July 18, 2022, Naomi Peak Funding entered into a senior secured revolving credit facility (the “Naomi Peak Funding Facility”) with Natixis. Natixis, New York Branch served as administrative agent, Wilmington Trust served as collateral agent, collateral administrator and custodian, and the Company served as collateral manager under the Naomi Peak Funding Facility.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Advances under the Naomi Peak Funding Facility bore interest at a per annum rate equal to three-month term SOFR plus an applicable margin of 2.50% per annum. Naomi Peak Funding paid an unused commitment fee of 0.50% per annum on the average daily unused revolving commitments under the Naomi Peak Funding Facility, which fee increased to 0.75% per annum for any day on or after January 18, 2023 on which more than 10% of the revolving commitments were unused, in addition to certain other fees as agreed between Naomi Peak Funding and Natixis.
The maximum principal amount of the Naomi Peak Funding Facility as of March 31, 2024 was $400.0 million, of which $250.0 million was funded as a term loan after the closing date and of which $150 million consisted of a revolving credit commitment. Proceeds from borrowings under the Naomi Peak Funding Facility were used to fund portfolio investments by Naomi Peak Funding and to make advances under revolving loans or delayed draw term loans where Naomi Peak Funding is a lender.
On April 19, 2024, the Naomi Peak Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
The current principal amount as of March 31, 2024 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: June 2024 Notes, June 2026 Notes, May 2027 Notes and October 2027 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Unsecured Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes, November 2028 Notes, and January 2031 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
January 2031 Notes
On January 25, 2024, the Company issued $500.0 million aggregate principal amount of 6.250% notes due in 2031 (the “January 2031 Notes”) pursuant to a supplemental indenture, dated as of January 25, 2024 (and together with the Base Indenture, the “January 2031 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
In connection with the January 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the January 2031 Notes in a qualifying hedge accounting relationship.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Debt Securitizations
The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore, will be consolidated by the Company.
2021-1 BSL Debt Securitization
On June 29, 2021, the Company completed an $876.6 million term debt securitization (the “2021-1 BSL Debt Securitization”), $819.5 million of which was funded on the closing date. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-1 BSL Debt Securitization (collectively, the “2021-1 BSL Notes”) were issued by BCRED BSL CLO 2021-1, Ltd. (“BCRED BSL CLO Issuer”), a special purpose vehicle with its ordinary shares owned in a Cayman Islands charitable trust, and BCRED BSL CLO 2021-1, LLC, a wholly-owned subsidiary of BCRED BSL CLO Issuer (collectively, the “2021-1 BSL Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Company holds the subordinated notes of BCRED BSL CLO Issuer representing a residual economic interest in BCRED BSL CLO Issuer.
The following table presents information on the secured and unsecured notes issued in the 2021-1 BSL Debt Securitization:

		March 31, 2024
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

		March 31, 2024
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

		March 31, 2024
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2022-1 MML Debt Securitization
On March 15, 2022, the Company completed a $1,090.4 million term debt securitization (the “MML 2022-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2022-1 Debt Securitization (collectively, the “MML 2022-1 Notes”) were issued by BCRED MML CLO 2022-1 LLC (the “MML 2022-1 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		March 31, 2024
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

		March 31, 2024
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2022-2 MML Debt Securitization
On August 12, 2022, the Company completed a $498.1 million term debt securitization (the “MML 2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the MML 2022-2 Debt Securitization (collectively, the “MML 2022-2 Notes”) were issued (or incurred, as applicable) by BCRED MML CLO 2022-2 LLC (the “MML 2022-2 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the MML 2022-2 Debt Securitization:

		March 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Notes	Senior Secured Floating Rate	$275,000	SOFR + 2.10%	Aaa (sf)
Class B-1 Notes	Senior Secured Floating Rate	14,000	SOFR + 3.35%	Aa2
Class B-2 Notes	Senior Secured Fixed Rate	11,500	5.88%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,500	SOFR + 2.50%	A2
Total Secured Notes		341,000
Subordinated Notes (1)	Subordinated	157,105	None	Not rated
Total MML 2022-2 Notes		$498,105
(1)    The Company retained all of the Class C Notes and the Subordinated Notes issued in the 2022-2 MML Debt Securitization which are eliminated in consolidation.
The Company retained all of the Class C Notes and the Subordinated Notes issued in the MML 2022-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-2 Issuer of the initial closing date portfolio. The MML 2022-2 Notes is scheduled to mature on July 18, 2034; however the MML 2022-2 Notes may be redeemed by the MML 2022-2 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after August 12, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers. The Class A-L Loans, Class B-1 Notes, Class B-2 Notes and Class C Notes are secured obligations of the MML 2022-2 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-2 Issuer, and the indenture governing the MML 2022-2 Notes includes customary covenants and events of default.
The MML 2022-2 Notes has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the MML 2022-2 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2023-1 Debt Securitization:

		March 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$272,500	SOFR + 2.30%	Aaa (sf)
Class B Notes	Senior Secured Floating Rate	32,500	SOFR + 3.00%	Aa2 (sf)
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	34,000	SOFR + 4.00%	A2 (sf)
Total Secured Notes		339,000
Subordinated Notes (1)	Subordinated	153,665	None	Not Rated
Total 2023-1 Notes		$492,665
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		March 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$180,000	SOFR + 1.83%	Aaa
Class A-L Loans	Senior Secured Floating Rate	40,000	SOFR + 1.83%	Aaa
Class B Notes	Senior Secured Floating Rate	24,000	SOFR + 2.35%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	28,000	SOFR + 2.80%	A2
Total Secured Notes		272,000
Subordinated Notes (1)	Subordinated	130,161	None	Not Rated
Total 2024-1 Notes		$402,161	None
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
As of March 31, 2024, the Company had no short-term borrowings under the Repurchase Agreements. As of December 31, 2023, the Company had $28.5 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at an average applicable margin of 6.35% per annum as of December 31, 2023.
Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments were $59.1 million as of December 31, 2023.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$238,034	$238,034	$—	$1,411,966	$1,346,024
Castle Peak Funding Facility (3)	1,600,000	1,118,415	1,118,415	—	481,585	337,079
Summit Peak Funding Facility (3)	1,375,000	277,095	277,095	—	1,097,905	1,097,905
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	300,300	300,300	—	299,700	299,700
Granite Peak Funding Facility	750,000	563,600	563,600	—	186,400	43,670
Middle Peak Funding Facility	1,000,000	750,000	750,000	—	250,000	250,000
Bison Peak Funding Facility	1,500,000	703,200	703,200	—	796,800	796,800
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	124,910
Windom Peak Funding Facility (3)	2,150,000	966,029	966,029	—	1,183,971	1,183,844
Monarch Peak Funding Facility	2,000,000	1,400,400	1,400,400	—	599,600	336,693
Naomi Peak Funding Facility	400,000	385,000	385,000	—	15,000	15,000
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	49,000	49,000	—	201,000	201,000
Bear Peak Funding Facility (3)	539,425	353,273	353,273	—	186,152	186,152
Revolving Credit Facility (4)	5,150,000	1,302,165	1,302,165	—	3,847,835	3,846,987
June 2024 Notes (5)	435,000	435,000	430,943	288	—	—
June 2026 Notes	400,000	400,000	398,434	1,566	—	—
May 2027 Notes (5)	625,000	625,000	597,996	1,710	—	—
October 2027 Notes (5)	350,000	350,000	340,011	4,865	—	—
September 2024 Notes (5)	365,000	365,000	358,288	540	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,175,011	13,065	—	—
November 2026 Eurobonds	539,425	539,425	535,265	4,160	—	—
November 2024 Notes (5)	500,000	500,000	487,610	1,048	—	—
March 2027 Notes	1,000,000	1,000,000	991,988	8,012	—	—
January 2025 Notes (5)	500,000	500,000	485,664	1,335	—	—
January 2029 Notes	650,000	650,000	641,469	8,531	—	—
March 2025 Notes (5)	900,000	900,000	873,255	2,865	—	—
April 2026 UK Bonds (5)	315,537	315,537	299,897	1,791	—	—
September 2025 Notes (5)	800,000	800,000	785,668	6,404	—	—
November 2028 Notes (5)	500,000	500,000	490,838	11,022	—	—
January 2031 Notes (5)	500,000	500,000	480,660	14,249	—	—
2021-1 BSL Notes	663,000	663,000	662,105	895	—	—
2021-2 Notes	505,800	505,800	504,418	1,382	—	—
MML 2021-1 Debt	690,000	690,000	686,209	3,791	—	—
MML 2022-1 Debt	759,000	759,000	754,134	4,866	—	—
2022-1 BSL Debt	420,000	420,000	418,566	1,434	—	—
MML 2022-2 Debt	300,500	300,500	298,105	2,395	—	—
2023-1 Notes	305,000	305,000	303,084	1,916	—	—
2024-1 Notes	244,000	244,000	242,226	1,774	—	—
Total	$35,081,687	$24,107,663	$23,832,245	$99,904	$10,974,024	$10,356,964

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of March 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 74.6 million
Under the Castle Peak Funding Facility, as of March 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of March 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 159.6 million
•Euros (EUR) 26.9 million
•British Pounds (GBP) 99.7 million
Under the Windom Peak Funding Facility, as of March 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of March 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Euros (EUR) 260.8 million
•British Pounds (GBP) 57.0 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of March 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 137.0 million
•Euros (EUR) 97.5 million
•British Pounds (GBP) 512.2 million
•Swiss Franc (CHF) 52.9 million
•Australian Dollars (AUD) 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$242,243	$242,243	$—	$1,407,757	$1,290,994
Castle Peak Funding Facility (3)	1,600,000	1,121,681	1,121,681	—	478,319	186,042
Summit Peak Funding Facility (3)	2,300,000	286,046	286,046	—	2,013,954	1,575,278
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	465,300	465,300	—	134,700	134,512
Granite Peak Funding Facility	750,000	563,600	563,600	—	186,400	86,337
Middle Peak Funding Facility	1,000,000	600,950	600,950	—	399,050	278,721
Bison Peak Funding Facility	1,500,000	703,200	703,200	—	796,800	796,800
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	124,910
Windom Peak Funding Facility (3)	2,150,000	967,477	967,477	—	1,182,523	1,182,505
Monarch Peak Funding Facility	2,000,000	1,400,400	1,400,400	—	599,600	330,688
Borah Peak Funding Facility	400,000	130,000	130,000	—	270,000	81,124
Naomi Peak Funding Facility	400,000	385,000	385,000	—	15,000	15,000
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	49,000	49,000	—	201,000	201,000
Bear Peak Funding Facility (3)	551,975	360,531	360,531	—	191,444	191,444
Revolving Credit Facility (4)	5,150,000	1,131,025	1,131,025	—	4,018,975	4,018,453
June 2024 Notes (5)	435,000	435,000	426,970	612	—	—
June 2026 Notes	400,000	400,000	398,270	1,730	—	—
May 2027 Notes (5)	625,000	625,000	605,332	1,848	—	—
October 2027 Notes (5)	350,000	350,000	345,621	5,209	—	—
September 2024 Notes (5)	365,000	365,000	355,524	834	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,187,236	14,265	—	—
November 2026 Eurobonds	551,975	551,975	547,426	4,549	—	—
November 2024 Notes (5)	500,000	500,000	484,566	1,454	—	—
March 2027 Notes	1,000,000	1,000,000	991,311	8,689	—	—
January 2025 Notes (5)	500,000	500,000	483,230	1,796	—	—
January 2029 Notes	650,000	650,000	641,028	8,972	—	—
March 2025 Notes (5)	900,000	900,000	871,800	3,596	—	—
April 2026 UK Bonds (5)	318,663	318,663	304,284	2,010	—	—
September 2025 Notes (5)	800,000	800,000	790,713	7,471	—	—
November 2028 Notes (5)	500,000	500,000	501,424	11,536	—	—
2021-1 BSL Notes	663,000	663,000	662,083	917	—	—
2021-2 Notes	505,800	505,800	504,385	1,415	—	—
MML 2021-1 Debt	690,000	690,000	686,121	3,879	—	—
MML 2022-1 Debt	759,000	759,000	754,024	4,976	—	—
2022-1 BSL Debt	420,000	420,000	418,534	1,466	—	—
MML 2022-2 Debt	300,500	300,500	298,046	2,454	—	—
2023-1 Notes	305,000	305,000	303,044	1,956	—	—
Short-Term Borrowings	28,546	28,546	28,546	—	—	—
Total	$35,719,459	$23,407,827	$23,179,861	$91,634	$12,311,632	$10,785,008

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 74.6 million
Under the Castle Peak Funding Facility, as of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 160.6 million
•Euros (EUR) 27.9 million
•British Pounds (GBP) 101.7 million
Under the Windom Peak Funding Facility, as of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Euros (EUR) 260.8 million
•British Pounds (GBP) 57.0 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 134.0 million
•Euros (EUR) 8.0 million
•British Pounds (GBP) 445.7 million
•Swiss Franc (CHF) 52.9 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
As of March 31, 2024 and December 31, 2023, $328.8 million and $311.2 million, respectively, of interest expense and $12.2 million and $11.4 million, respectively, of unused commitment fees were included in Interest payable in the Company’s Condensed Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2024 and 2023, the weighted average interest rate on all borrowings outstanding (including unused fees and net discounts on unsecured debt) was 7.28% and 6.31%, respectively. For the three months ended March 31, 2024 and 2023, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 7.44% and 6.43%, respectively.
For the three months ended March 31, 2024 and 2023, and the average principal debt outstanding was $23,943.3 million and $27,150.9 million, respectively.
The components of interest expense were as follows:

	Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$411,547	$411,025
Facility unused fees	21,406	10,523
Amortization of deferred financing costs	8,585	7,364
Amortization of original issue discount and debt issuance costs	7,829	6,501
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	39,877	(67,306)
Hedged items	(39,182)	68,116
Total interest expense	$450,062	$436,223
Cash paid for interest expense	$491,504	$504,776

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $5,580.5 million and $5,370.8 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2024 and December 31, 2023, the Company estimates that $1,207.4 million and $399.5 million, respectively, of investments were committed but not yet funded.
As of March 31, 2024 and December 31, 2023, $301.5 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares during the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Shares	Amount
CLASS I
Subscriptions	68,153,130	$1,731,701
Share transfers between classes	1,600,802	41,217
Distributions reinvested	9,494,888	241,268
Share repurchases	(17,602,001)	(449,028)
Early repurchase deduction	—	81
Net increase (decrease)	61,646,819	$1,565,239
CLASS S
Subscriptions	31,368,155	$797,084
Share transfers between classes	(1,615,042)	(41,557)
Distributions reinvested	4,530,035	115,110
Share repurchases	(4,060,246)	(103,576)
Early repurchase deduction	—	40
Net increase (decrease)	30,222,902	$767,101
CLASS D
Subscriptions	1,031,771	$26,207
Share transfers between classes	14,240	340
Distributions reinvested	62,688	1,593
Share repurchases	(199,840)	(5,098)
Early repurchase deduction	—	2
Net increase (decrease)	908,859	$23,044
Total net increase (decrease)	92,778,580	$2,355,384

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	Shares	Amount
CLASS I
Subscriptions	18,970,925	$470,258
Share transfers between classes	44,780,246	1,111,972
Distributions reinvested	6,871,980	170,112
Share repurchases	(30,318,254)	(750,983)
Early repurchase deduction	—	57
Net increase (decrease)	40,304,897	$1,001,416
CLASS S
Subscriptions	14,482,809	$358,664
Share transfers between classes	(1,367,439)	(33,734)
Distributions reinvested	3,053,596	75,600
Share repurchases	(5,320,338)	(131,785)
Early repurchase deduction	—	139
Net increase (decrease)	10,848,628	$268,884
CLASS D
Subscriptions	2,111,714	$52,213
Share transfers between classes	(43,413,399)	(1,078,238)
Distributions reinvested	605,782	14,998
Share repurchases	(422,938)	(10,476)
Early repurchase deduction	—	11
Net increase (decrease)	(41,118,841)	$(1,021,492)
Total net increase (decrease)	10,034,684	$248,808
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the three months ended March 31, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	25.43	25.43	25.43
March 31, 2024	25.51	25.51	25.51

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2023	$24.85	$24.85	$24.85
February 28, 2023	24.84	24.84	24.84
March 31, 2023	24.77	24.77	24.77

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable during the three months ended March 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
			$0.6600	$520,413

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
			$0.6060	$240,186

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
			$0.6441	$10,542

The following tables present distributions that were declared and payable during the three months ended March 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
			$0.6300	$392,229

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
			$0.5774	$168,893

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
			$0.6145	$22,249
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
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
Through March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares:

	For the three months ended March 31, 2024
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6600	$520,413	$0.6060	$240,186	$0.6441	$10,542
Net realized gains	—	—	—	—	—	—
Total	$0.6600	$520,413	$0.6060	$240,186	$0.6441	$10,542

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the three months ended March 31, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6300	$392,229	$0.5774	$168,893	$0.6145	$22,249
Net realized gains	—	—	—	—	—	—
Total	$0.6300	$392,229	$0.5774	$168,893	$0.6145	$22,249
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
During the three months ended March 31, 2024 and 2023, approximately 21,862,087 and 36,061,530 shares were repurchased, respectively.
The following table presents the share repurchases completed during the three months ended March 31, 2024:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 29, 2024	21,862,087	1.9%	$25.51	March 31, 2024	$557,579	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the share repurchases completed during the three months ended March 31, 2023:

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
(3)Amounts shown net of Early Repurchase Deduction

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.39	$25.39	$25.39
Net investment income	0.73	0.68	0.71
Net change in unrealized and realized gain (loss)	0.05	0.05	0.05
Net increase (decrease) in net assets resulting from operations	0.78	0.73	0.76
Distributions from net investment income (2)	(0.66)	(0.61)	(0.64)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(0.66)	(0.61)	(0.64)
Early repurchase deduction fees (5)	—	—	—
Total increase (decrease) in net assets	0.12	0.12	0.12
Net asset value, end of period	$25.51	$25.51	$25.51
Shares outstanding, end of period	796,226,759	404,087,160	16,361,531
Total return based on NAV (3)	3.1%	2.9%	3.0%
Ratios:
Ratio of net expenses to average net assets (4)	9.0%	9.8%	9.2%
Ratio of net investment income to average net assets (4)	11.6%	10.8%	11.4%
Portfolio turnover rate	2.6%	2.6%	2.6%
Supplemental Data:
Net assets, end of period	$20,311,966	$10,308,375	$417,387
Asset coverage ratio	228.7%	228.7%	228.7%
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
(4)For the three months ended March 31, 2024, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the three months ended March 31, 2024, the ratio of total operating expenses to average net assets was 9.0%, 9.8%, and 9.2% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	0.74	0.69	0.72
Net change in unrealized and realized gain (loss)	0.07	0.07	0.07
Net increase (decrease) in net assets resulting from operations	0.81	0.76	0.79
Distributions from net investment income (2)	(0.63)	(0.58)	(0.61)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.63)	(0.58)	(0.61)
Early repurchase deduction fees (5)	—	—	—
Total increase (decrease) in net assets	0.18	0.18	0.18
Net asset value, end of period	$24.77	$24.77	$24.77
Shares outstanding, end of period	631,542,513	293,389,669	7,677,084
Total return based on NAV (3)	3.3%	3.1%	3.3%
Ratios:
Ratio of net expenses to average net assets (4)	10.7%	11.6%	11.0%
Ratio of net investment income to average net assets (4)	12.2%	11.3%	12.0%
Portfolio turnover rate	1.6%	1.6%	1.6%
Supplemental Data:
Net assets, end of period	$15,645,058	$7,268,107	$190,192
Asset coverage ratio	190.8%	190.8%	190.8%
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
(4)For the three months ended March 31, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the three months ended March 31, 2023, the ratio of total operating expenses to average net assets was 10.7%, 11.6% and 11.0%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Bard Peak Funding Facility
March 31, 2024	$238,034	$2,287	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A
Castle Peak Funding Facility
March 31, 2024	1,118,415	2,287	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Maroon Peak Funding Facility
March 31, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
March 31, 2024	277,095	2,287	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
March 31, 2024	562,800	2,287	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
March 31, 2024	300,300	2,287	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
March 31, 2024	563,600	2,287	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
March 31, 2024	750,000	2,287	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
March 31, 2024	703,200	2,287	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
March 31, 2024	1,375,090	2,287	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Windom Peak Funding Facility
March 31, 2024	$966,029	$2,287	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
March 31, 2024	1,400,400	2,287	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
March 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
2022-1 BSL WH
March 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
Naomi Peak Funding Facility
March 31, 2024	385,000	2,287	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
Meridian Peak Funding Facility
March 31, 2024	246,000	2,287	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
Haydon Peak Funding Facility
March 31, 2024	49,000	2,287	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
Bear Peak Funding Facility
March 31, 2024	353,273	2,287	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
Revolving Credit Facility
March 31, 2024	1,302,165	2,287	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
March 31, 2024	435,000	2,287	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
June 2026 Notes
March 31, 2024	$400,000	$2,287	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
March 31, 2024	625,000	2,287	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
October 2027 Notes
March 31, 2024	350,000	2,287	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
September 2024 Notes
March 31, 2024	365,000	2,287	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
March 31, 2024	1,250,000	2,287	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
March 31, 2024	539,425	2,287	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
March 31, 2024	500,000	2,287	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
March 31, 2024	1,000,000	2,287	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
March 31, 2024	500,000	2,287	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
January 2029 Notes
March 31, 2024	$650,000	$2,287	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
March 2025 Notes
March 31, 2024	900,000	2,287	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
April 2026 UK Bonds
March 31, 2024	315,537	2,287	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
September 2025 Notes
March 31, 2024	800,000	2,287	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
November 2028 Notes
March 31, 2024	500,000	2,287	—	N/A
December 31, 2023	500,000	2,219	—	N/A
January 2031 Notes
March 31, 2024	500,000	2,287	—	N/A
2021-1 BSL Notes
March 31, 2024	663,000	2,287	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
March 31, 2024	505,800	2,287	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
March 31, 2024	690,000	2,287	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
March 31, 2024	759,000	2,287	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
2022-1 BSL Debt
March 31, 2024	420,000	2,287	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
MML 2022-2 Debt
March 31, 2024	$300,500	$2,287	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
2023-1 Notes
March 31, 2024	305,000	2,287	—	N/A
December 31, 2023	305,000	2,219	—	N/A
2024-1 Notes
March 31, 2024	244,000	2,287	—	N/A
Short-Term Borrowings
March 31, 2024	—	—	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
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
As of March 31, 2024 and December 31, 2023 the aggregate principal amount of indebtedness outstanding was $24.1 billion and $23.4 billion, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Joint Ventures
BCRED Emerald JV
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited liability company, was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), and commenced operations on January 19, 2022 and operates under a limited liability company agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans.
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
On September 26, 2022, the Company and the Emerald JV Partner agreed to increase their capital commitments to the Emerald JV to $2,250.0 million and $750.0 million, respectively. The Company made capital contributions to the Emerald JV in an aggregate amount of $940.5 million (consisting of cash contributions of $670.2 million and an in-kind capital contribution of investments valued at $270.3 million), the Emerald JV Partner made capital contributions to the Emerald JV of approximately $313.5 million (consisting of a cash contribution of $251.4 million and an in-kind capital contribution of investments valued at $62.1 million), and certain of the subsidiaries of the Company sold investments to the Emerald JV for an aggregate cash purchase price of $1,971.6 million.
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
The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV. As of March 31, 2024 and December 31, 2023, the Company had contributed $2,002.5 million, and the Emerald JV Partner had contributed $667.5 million of capital.
As of March 31, 2024 and December 31, 2023, $247.5 million of capital remained uncalled from the Company and $82.5 million of capital remained uncalled from the Emerald JV Partner. As of March 31, 2024 and December 31, 2023, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV were 75% and 25%, respectively.
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV is three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Emerald JV’s General Partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV can not be transferred without the consent of the Emerald JV partner.
The Company has determined that the Emerald JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Further, the Company has a variable interest in the Emerald JV and has determined that the Emerald JV is a variable interest entity under ASC 810 - Consolidation (“ASC 810”). However, the Company is not deemed to be the primary beneficiary of the Emerald JV as there is equal power between the Company and the Emerald JV Partner. Accordingly, the Company does not consolidate the Emerald JV.
The Company's investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Emerald JV as of March 31, 2024:

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.44%	1/29/2027	$2,939	$2,874	$2,950	0.11%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.85%	5/25/2028	9,794	9,501	9,194	0.34
Peraton Corp.	(10)	SOFR +	3.75%	9.18%	2/1/2028	5,385	5,319	5,391	0.20
TransDigm Inc	(8)	SOFR +	2.75%	8.06%	3/22/2030	309	308	310	0.01
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.68%	12/6/2028	2,940	2,950	2,950	0.11
							20,952	20,795	0.77
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027	24,189	24,046	23,403	0.86
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.71%	12/9/2026	32,101	32,101	32,101	1.18
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.21%	12/31/2028	26,572	26,209	25,110	0.93
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.46%	12/30/2026	34,878	34,764	33,047	1.22
							117,120	113,661	4.19
Airlines
Air Canada	(8)	SOFR +	2.50%	7.83%	3/14/2031	2,012	2,007	2,019	0.07
American Airlines, Inc.	(10)	SOFR +	4.75%	10.33%	4/20/2028	3,243	3,323	3,373	0.12
Brown Group Holdings, LLC	(9)	SOFR +	2.75%	8.18%	6/7/2028	5,871	5,675	5,874	0.22
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.19%	9/23/2028	5,880	5,750	5,882	0.22
							16,755	17,148	0.63
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.81%	3/31/2028	4,809	4,759	4,764	0.18
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.68%	4/12/2028	1,466	1,447	1,461	0.05
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.43%	2/26/2027	19,399	19,344	19,205	0.71
Griffon Corporation	(9)	SOFR +	2.25%	7.70%	1/24/2029	2,295	2,248	2,299	0.08
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.82%	3/12/2028	4,886	4,844	4,890	0.18
Latham Pool Products, Inc.	(7)(9)	SOFR +	3.75%	9.18%	2/23/2029	26,815	26,217	26,216	0.97
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	4/1/2026	27,456	27,456	26,976	1.00
Tamko Building Product, LLC	(8)	SOFR +	2.25%	7.58%	9/20/2030	2,947	2,947	2,950	0.11
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.68%	11/3/2028	4,888	4,844	4,887	0.18
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.96%	12/29/2026	9,927	9,927	9,877	0.36
							99,274	98,761	3.64
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.00%	9.33%	8/17/2028	9,026	9,010	9,072	0.33
AllSpring Buyer, LLC	(9)	SOFR +	3.25%	8.82%	11/1/2028	1,960	1,967	1,961	0.07
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.33%	7/27/2028	1,078	1,066	1,079	0.04
Apex Group Treasury, LLC	(4)(9)	SOFR +	5.00%	10.32%	7/27/2028	61,225	58,119	61,531	2.27
Citco Funding LLC	(9)	SOFR +	3.50%	8.67%	4/27/2028	7,265	7,126	7,292	0.27
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	12.07%	4/30/2027	949	935	939	0.03
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	10.90%	12/22/2027	90,087	89,195	89,186	3.29
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	9.19%	12/1/2028	1,955	1,964	1,963	0.07
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.94%	4/7/2028	8,581	8,359	8,593	0.32
							177,741	181,616	6.69

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien (continued)
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.93%	9/30/2026	$2,932	$2,932	$2,938	0.11%
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.35%	13.67% PIK	4/14/2030	5,681	4,693	2,653	0.10
Pigments Services, Inc.	(4)(11)	SOFR +	8.35%	13.67% PIK	4/14/2030	3,150	3,150	3,150	0.12
							10,775	8,741	0.33
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.33%	8/18/2028	19,512	19,062	19,557	0.72
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.18%	5/12/2028	8,807	8,632	8,806	0.33
Allied Universal Holdco, LLC	(9)	SOFR +	4.75%	10.08%	5/12/2028	24,875	24,218	24,977	0.92
Anticimex, Inc.	(9)	SOFR +	3.15%	8.47%	11/16/2028	4,903	4,748	4,915	0.18
Anticimex, Inc.	(4)(9)	SOFR +	4.50%	9.84%	11/16/2028	24,625	23,668	24,687	0.91
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.19%	3/31/2028	3,504	3,504	3,507	0.13
EAB Global, Inc.	(9)	SOFR +	3.50%	8.94%	8/16/2028	4,892	4,826	4,901	0.18
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	8.31%	1/31/2027	6,000	5,926	6,002	0.22
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	9.32%	8/31/2028	3,920	3,819	3,886	0.14
Garda World Security Corp.	(8)	SOFR +	4.25%	9.58%	2/1/2029	5,910	5,730	5,928	0.22
International SOS The Americas LP	(4)(9)	SOFR +	3.50%	8.81%	9/7/2028	1,955	1,960	1,962	0.07
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.18%	12/15/2027	9,602	9,481	9,602	0.35
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.19%	12/15/2027	2,969	2,944	2,969	0.11
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.68%	12/17/2030	36,363	36,192	36,363	1.34
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.18%	12/10/2027	21,338	21,065	21,338	0.79
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.76%	10/19/2028	134,634	129,410	133,288	4.92
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	6.00%	11.40% (incl. 5.00% PIK)	6/23/2027	28,375	27,856	20,643	0.76
Recycle & Resource US, LLC	(9)	SOFR +	3.50%	9.07%	7/14/2028	2,932	2,942	2,806	0.10
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.19%	12/8/2028	4,657	4,638	4,655	0.17
							340,621	340,792	12.56
Construction & Engineering
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.75%	8.08%	1/27/2031	9,818	9,770	9,818	0.36
Pike Electric Corp.	(8)	SOFR +	3.00%	8.44%	1/21/2028	6,000	5,862	6,030	0.22
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.93%	12/16/2027	4,407	4,381	4,415	0.16
							20,013	20,263	0.74
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.75%	8.19%	3/19/2029	3,905	3,905	3,912	0.14
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.08%	10/19/2027	5,115	4,985	5,136	0.19
							8,890	9,048	0.33
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.86%	9/30/2028	74,591	74,027	73,472	2.71
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.19%	3/11/2028	8,807	8,660	8,828	0.33
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.44%	8/4/2027	4,377	4,343	4,382	0.16
Novolex, Inc.	(9)	SOFR +	3.68%	9.11%	4/13/2029	5,880	5,699	5,895	0.22
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	9.32%	9/15/2028	2,940	2,940	2,949	0.11
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.94%	8/12/2028	2,940	2,858	2,950	0.11
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.69%	3/3/2028	7,207	6,998	7,135	0.26

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien (continued)
Containers & Packaging (continued)
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.57%	9/15/2028		$5,877	$5,705	$5,886	0.22%
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.31%	9/15/2028		2,982	2,982	2,988	0.11
								114,212	114,485	4.23
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.08%	12/10/2028		50,132	49,347	48,127	1.78
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.66%	10/17/2025		22,346	22,277	22,346	0.82
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	11.18%	11/2/2026		31,734	31,425	30,703	1.13
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.70%	6/23/2028		81,755	80,241	76,849	2.84
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.91%	5/13/2026		31,153	30,984	30,764	1.14
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.15%	6/30/2025		39,098	39,052	38,707	1.43
								253,326	247,496	9.14
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.93%	12/11/2028		8,041	7,828	8,006	0.30
BPPH2 Ltd	(4)(8)	S +	6.62%	11.81%	3/16/2028	GBP	26,000	30,829	32,816	1.21
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	7/20/2028		34,527	34,527	34,527	1.27
Colibri Group, LLC	(10)	SOFR +	5.00%	10.48%	3/12/2029		3,913	3,885	3,931	0.15
EM Bidco Limited	(9)	SOFR +	4.25%	9.66%	7/6/2029		4,938	4,923	4,948	0.18
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	6.00%	11.43%	4/30/2027		30,968	30,409	30,360	1.12
Imagine Learning LLC	(9)	SOFR +	3.50%	8.94%	12/21/2029		1,961	1,951	1,959	0.07
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.19%	12/15/2028		7,841	7,706	7,813	0.29
University Support Services, LLC	(9)	SOFR +	3.00%	8.43%	2/10/2029		9,002	8,842	8,994	0.33
								130,900	133,354	4.92
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	4/28/2028		70,474	69,840	68,839	2.54
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.19%	10/15/2028		8,330	8,136	8,343	0.31
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.57%	6/2/2028		6,859	6,638	6,801	0.25
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.08%	2/24/2028		4,405	4,371	4,418	0.16
								88,985	88,401	3.26
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	9.31%	3/22/2029		5,880	5,808	5,889	0.22
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	4.75%	10.19%	3/26/2027		11,184	11,118	10,905	0.40
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.69%	6/21/2028		6,610	6,482	6,608	0.24
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.42%	12/23/2026		817	812	739	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.41%	12/23/2026		13,799	13,684	12,488	0.46
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.32%	3/2/2028		2,933	2,942	2,897	0.11
								17,438	16,124	0.60
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.95%	11/10/2028		4,900	4,897	4,885	0.18
Food Products
Froneri International PLC	(8)	SOFR +	2.25%	7.68%	1/29/2027		4,845	4,755	4,853	0.18
Ground Transportation
Quality Distribution LLC	(4)(11)	SOFR +	6.38%	11.81%	7/1/2028		80,102	79,357	80,102	2.96

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien (continued)
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	4.25%	9.58%	2/28/2029		$6,985	$6,857	$7,009	0.26%
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.10%	11/1/2028		139,202	136,209	135,315	4.99
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	10.18%	9/8/2026		10,643	10,542	10,589	0.39
Mozart Borrower LP	(9)	SOFR +	2.75%	8.08%	10/23/2028		8,034	8,034	8,063	0.30
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.96%	7/20/2029		3,674	3,490	3,471	0.13
Resonetics, LLC	(10)	SOFR +	4.00%	9.60%	4/28/2028		2,932	2,925	2,943	0.11
								168,057	167,390	6.18
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.93%	8/2/2028		128,872	127,819	128,872	4.76
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.58%	5/7/2027		1,709	1,696	1,709	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.79%	5/7/2027		28,915	28,644	28,915	1.07
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.50%	5/7/2027		212	207	212	0.01
ADMI Corp.	(9)	SOFR +	3.75%	9.19%	12/23/2027		4,977	4,874	4,818	0.18
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.25%	10.70%	2/25/2028		83,061	81,389	83,061	3.07
Canadian Hospital Specialties Ltd.	(4)(11)	C +	4.50%	9.80%	4/14/2028	CAD	29,545	21,509	21,321	0.79
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	11.91% PIK	12/21/2028		21,923	21,657	18,635	0.69
CHG Healthcare Services, Inc.	(9)	SOFR +	3.25%	8.69%	9/29/2028		589	571	591	0.02
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.71%	4/3/2028		29,886	29,672	29,886	1.10
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.44%	11/1/2028		6,860	6,719	6,882	0.25
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.41%	10/4/2026		28,739	28,739	28,595	1.06
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.60%	9.91%	6/8/2028		35,000	33,249	33,600	1.24
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.41%	10/15/2026		30,894	30,724	29,349	1.08
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.82%	3/12/2028		2,932	2,935	2,449	0.09
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.93%	7/16/2027		19,958	19,892	18,561	0.69
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	10.32%	2/28/2028		1,955	1,965	1,957	0.07
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.19%	3/31/2027		4,891	4,831	4,306	0.16
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.69%	12/29/2028		3,922	3,911	3,461	0.13
Phoenix Guarantor, Inc.	(8)	SOFR +	3.25%	8.58%	2/21/2031		2,000	1,980	1,977	0.07
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.68%	3/9/2026		43,461	43,461	43,461	1.60
Radnet, Inc.	(10)	SOFR +	3.00%	8.57%	4/21/2028		4,058	4,058	4,066	0.15
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	11.19%	12/23/2028		142,980	140,793	139,287	5.14
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.50%	10.91%	1/2/2029		15,224	15,000	14,969	0.55
U.S. Anesthesia Partners, Inc.	(9)	SOFR +	4.25%	9.69%	10/1/2028		866	870	830	0.03
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	11.43%	11/18/2027		28,077	27,772	27,777	1.03
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	5.75%	11.31%	6/22/2028		6,284	6,202	3,833	0.14
WHCG Purchaser III, Inc.	(4)(7)(10)	SOFR +	5.75%	11.31%	6/22/2026		739	731	450	0.02
								691,870	683,830	25.25

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
GHX Ultimate Parent Corp	(4)(9)	SOFR +	4.00%	9.31%	6/30/2027	$4,485	$4,480	$4,519	0.17%
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	11.46%	10/29/2028	44,235	43,731	44,235	1.63
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.19%	10/1/2027	3,882	3,856	3,894	0.14
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.33%	10/22/2029	6,878	6,869	6,903	0.25
							58,936	59,551	2.19
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.58%	8/17/2028	6,859	6,897	6,896	0.25
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	9.08%	1/27/2029	6,860	6,635	6,884	0.25
GVC Finance LLC	(9)	SOFR +	3.50%	8.91%	10/31/2029	903	894	908	0.03
GVC Holdings Gibraltar, Ltd.	(9)	SOFR +	2.50%	7.91%	3/29/2027	2,940	2,898	2,947	0.11
IRB Holding Corp.	(10)	SOFR +	2.75%	8.18%	12/15/2027	7,298	7,298	7,309	0.27
Scientific Games Holdings LP	(9)	SOFR +	3.25%	8.58%	4/4/2029	1,970	1,892	1,972	0.07
Twin River Worldwide Holdings, Inc.	(9)	SOFR +	3.25%	8.83%	10/2/2028	3,317	3,250	3,123	0.12
Whatabrands, LLC	(9)	SOFR +	3.25%	8.69%	8/3/2028	8,664	8,445	8,679	0.32
							38,209	38,718	1.42
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	9.07%	7/31/2028	8,866	8,633	8,892	0.33
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	9.32%	5/19/2028	3,920	3,813	3,911	0.14
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.32%	3/31/2028	8,811	8,637	8,819	0.33
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.93%	4/5/2029	1,743	1,690	1,752	0.06
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.34%	11/19/2028	9,827	9,386	9,360	0.35
							23,526	23,842	0.88
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	10.68%	10/2/2028	44,120	43,446	44,120	1.63
Alliant Holdings Intermediate, LLC	(9)	SOFR +	3.50%	8.83%	11/6/2030	2,409	2,409	2,422	0.09
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.83%	2/12/2027	6,119	6,047	6,132	0.23
Baldwin Risk Partners, LLC	(9)	SOFR +	3.50%	8.94%	10/14/2027	6,849	6,783	6,855	0.25
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	8.44%	1/27/2027	7,829	7,674	7,858	0.29
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	11.41%	10/29/2028	75,832	75,257	75,832	2.80
Galway Borrower, LLC	(4)(10)	SOFR +	5.25%	10.65%	9/29/2028	44,193	43,350	44,082	1.63
NFP Corp.	(8)	SOFR +	3.25%	8.69%	2/15/2027	9,147	8,962	9,169	0.34
PGIS Intermediate Holdings, LLC	(4)(10)	SOFR +	5.50%	10.95%	10/16/2028	62,859	61,300	62,859	2.32
USI, Inc.	(8)	SOFR +	3.00%	8.30%	11/22/2029	6,788	6,734	6,800	0.25
							261,962	266,129	9.83
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.68%	12/6/2027	2,932	2,935	2,847	0.11
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.94%	6/1/2026	6,854	6,753	6,876	0.25
William Morris Endeavor Entertainment, LLC	(8)	SOFR +	2.75%	8.19%	5/18/2025	1,920	1,898	1,921	0.07
							11,586	11,644	0.43

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.53%	12/29/2027	$41,914	$41,729	$41,914	1.55%
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.23%	12/15/2027	20,892	20,659	19,795	0.73
							62,388	61,709	2.28
IT Services
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.43%	12/21/2028	30,024	29,567	30,024	1.11
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.33%	10/16/2026	10,034	9,816	10,000	0.37
Endurance International Group Holdings, Inc.	(10)	SOFR +	3.50%	9.42%	2/10/2028	4,402	4,331	4,306	0.16
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.16%	10/25/2027	25,415	25,101	25,415	0.94
Turing Midco, LLC	(9)	SOFR +	2.50%	7.94%	3/24/2028	2,023	2,001	2,011	0.07
Virtusa Corp.	(10)	SOFR +	3.75%	9.18%	2/15/2029	3,920	3,892	3,932	0.15
Virtusa Corp.	(10)	SOFR +	3.75%	9.19%	2/11/2028	1,965	1,922	1,971	0.07
							76,630	77,659	2.87
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.50%	9.07%	11/12/2029	5,855	5,826	5,853	0.22
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.93%	12/4/2026	5,942	5,893	5,794	0.21
Machinery
Pro Mach Group, Inc.	(11)	SOFR +	3.75%	9.08%	8/31/2028	5,934	5,843	5,962	0.22
Media
iHeartCommunications, Inc.	(8)	SOFR +	3.00%	8.44%	5/1/2026	5,000	4,870	4,392	0.16
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.69%	9/25/2026	3,910	3,914	3,284	0.12
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.69%	3/15/2026	3,910	3,908	3,919	0.14
UPC Financing Partnership	(8)	SOFR +	3.00%	8.44%	1/31/2029	5,500	5,425	5,486	0.20
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.69%	1/31/2029	3,500	3,468	3,470	0.13
							21,585	20,551	0.75
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	4.00%	9.44%	3/16/2027	3,890	3,862	3,902	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.00%	8.30%	12/31/2030	7,115	7,097	7,145	0.26
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	11.56%	8/15/2028	22,595	22,348	22,595	0.83
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.08%	12/21/2028	4,869	4,843	4,842	0.18
KKR Alberta Midstream Finance, Inc.	(4)(10)	SOFR +	6.25%	11.56%	8/15/2028	12,293	12,158	12,293	0.45
							46,446	46,875	1.72
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.93%	11/12/2027	75,112	74,010	72,671	2.68
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(4)(10)	SOFR +	6.00%	11.44%	11/19/2027	50,883	49,245	51,032	1.88
Professional Services
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.94%	8/2/2028	7,623	7,413	7,605	0.28
Armor Holdco, Inc.	(9)	SOFR +	4.50%	9.93%	12/11/2028	4,152	4,091	4,174	0.15
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	8.08%	1/31/2031	3,122	3,115	3,124	0.12
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.08%	12/29/2028	4,888	4,886	4,901	0.18
CFGI Holdings, LLC	(4)(10)	SOFR +	5.00%	10.43%	11/2/2027	110,989	110,989	110,989	4.10
Corporation Service Company	(9)	SOFR +	2.75%	8.08%	11/2/2029	2,008	1,960	2,015	0.07
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.06%	4/9/2027	9,789	9,652	9,753	0.36

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.07%	11/6/2028		$3,430	$3,424	$3,411	0.13%
IG Investments Holdings, LLC	(4)(10)	SOFR +	6.00%	11.41%	9/22/2028		134,634	134,127	134,634	4.97
Kwor Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.68%	12/22/2028		91,278	88,786	88,996	3.28
Saphilux S.à r.l.	(8)	S +	5.25%	10.69%	7/18/2028	GBP	20,000	25,424	25,180	0.93
The Dun & Bradstreet Corporation	(8)	SOFR +	2.75%	8.08%	1/18/2029		7,929	7,929	7,936	0.29
Trans Union, LLC	(9)	SOFR +	2.00%	7.33%	12/1/2028		1,827	1,823	1,828	0.07
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.75%	11.29%	6/29/2027		118,000	117,186	118,000	4.36
West Monroe Partners, LLC	(4)(10)	SOFR +	5.50%	11.08%	11/8/2028		28,971	28,579	28,246	1.04
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.50%	11.08%	11/8/2027		569	569	554	0.02
								549,953	551,346	20.35
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	2/16/2028		18,138	18,254	18,138	0.67
Software
Boxer Parent Company, Inc.	(8)	SOFR +	4.25%	9.58%	12/29/2028		7,645	7,573	7,703	0.28
Cloudera, Inc.	(9)	SOFR +	3.75%	9.18%	10/8/2028		8,098	7,876	8,080	0.30
Community Brands ParentCo, LLC	(4)(10)	SOFR +	5.50%	10.93%	2/24/2028		74,984	73,891	74,864	2.76
Confine Visual Bidco	(4)(10)	SOFR +	5.75%	11.06%	2/23/2029		32,504	31,790	27,791	1.03
ConnectWise, LLC	(9)	SOFR +	3.50%	9.06%	9/29/2028		4,399	4,404	4,403	0.16
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.12%	12/1/2027		3,919	3,897	3,929	0.15
ECI Macola Max Holding, LLC	(4)(10)	SOFR +	3.75%	9.06%	5/9/2030		6,858	6,858	6,888	0.25
Epicor Software Corp.	(10)	SOFR +	3.25%	8.69%	7/30/2027		9,785	9,601	9,830	0.36
Flexera Software, LLC	(10)	SOFR +	3.75%	9.19%	3/3/2028		5,494	5,408	5,513	0.20
Genesys Cloud Services Holdings II LLC	(10)	SOFR +	3.50%	8.83%	12/1/2027		4,398	4,398	4,414	0.16
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.44%	5/12/2028		7,063	6,953	7,044	0.26
GI Consilio Parent, LLC	(9)	SOFR +	4.50%	9.94%	5/12/2028		9,975	9,293	9,954	0.37
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	12/1/2028		24,085	23,776	24,034	0.89
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	10.96%	4/27/2027		15,361	15,257	15,361	0.57
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.43%	11/19/2026		3,911	3,892	3,792	0.14
Idera, Inc.	(10)	SOFR +	3.75%	9.21%	3/2/2028		2,932	2,939	2,925	0.11
Informatica, LLC	(8)	SOFR +	2.75%	8.19%	10/27/2028		1,568	1,554	1,571	0.06
ION Trading Finance Ltd.	(8)	SOFR +	4.75%	10.15%	4/3/2028		7,704	7,451	7,704	0.28
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.91%	2/8/2026		14,793	14,725	14,682	0.54
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.91% (incl. 4.00% PIK)	10/29/2028		49,029	48,443	48,048	1.77
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.91%	5/2/2029		4,925	4,907	4,715	0.17
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	10.42%	5/18/2028		27,225	26,241	26,953	0.99
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.82%	5/18/2028		14,888	14,285	14,872	0.55
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	11.11%	12/1/2027		108,520	106,835	108,520	4.01
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.91%	12/1/2027		1,040	1,002	996	0.04
MRI Software, LLC	(4)(11)	SOFR +	5.50%	10.90%	2/10/2027		10,047	9,846	10,022	0.37
Nintex Topco Limited	(4)(10)	SOFR +	6.00%	11.50% (incl. 1.50% PIK)	11/13/2028		32,541	32,076	31,565	1.17
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.43%	9/12/2029		2,649	2,638	2,651	0.10
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.18%	7/1/2026		1,325	1,323	1,315	0.05

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.81%	8/31/2028	$8,783	$8,525	$8,797	0.32%
Quartz Acquireco LLC	(8)	SOFR +	3.50%	8.81%	6/28/2030	6,732	6,672	6,764	0.25
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	9.71%	2/1/2029	3,940	3,913	3,012	0.11
RealPage, Inc.	(9)	SOFR +	3.00%	8.44%	4/24/2028	7,832	7,668	7,630	0.28
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.93%	5/12/2027	49,135	48,666	48,763	1.80
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.43%	8/14/2026	4,710	4,684	4,725	0.17
SolarWinds Holdings Inc.	(8)	SOFR +	3.25%	8.58%	2/5/2027	2,908	2,908	2,919	0.11
Sophia, LP	(9)	SOFR +	3.50%	8.93%	10/9/2029	9,741	9,729	9,794	0.36
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.94%	8/11/2028	3,915	3,914	3,885	0.14
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	7.68%	3/22/2029	3,791	3,722	3,799	0.14
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.16%	10/5/2028	58,800	57,990	57,330	2.12
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.94%	3/5/2027	4,891	4,843	4,906	0.18
Symphony Technology Group	(10)	SOFR +	5.00%	10.57%	7/27/2028	1,960	1,963	1,176	0.04
Symphony Technology Group	(9)	SOFR +	3.75%	9.18%	3/1/2029	5,895	5,816	5,898	0.22
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.23%	5/5/2028	59,238	58,817	55,684	2.06
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.22%	5/5/2028	821	794	693	0.03
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.59%	4/24/2028	5,943	5,901	5,958	0.22
VS Buyer, LLC	(8)	SOFR +	3.25%	8.58%	2/28/2027	3,018	2,990	3,026	0.11
							728,647	724,898	26.75
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.60%	5/3/2026	36,866	36,642	36,866	1.36
EG America, LLC	(8)	SOFR +	5.50%	11.24%	2/7/2028	2,191	2,133	2,185	0.08
							38,775	39,051	1.44
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.18%	2/28/2028	29,247	29,153	29,247	1.08
Trading Companies & Distributors
Core and Main, LP	(8)	SOFR +	2.50%	8.06%	7/27/2028	3,929	3,867	3,934	0.15
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.82%	1/31/2028	6,852	6,673	6,867	0.25
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	9.07%	12/22/2028	5,875	5,836	5,884	0.22
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.18%	12/17/2027	3,909	3,908	3,907	0.14
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.84%	12/28/2027	3,360	3,321	3,341	0.12
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.41%	4/1/2027	8,666	8,568	8,363	0.31
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.75%	9.18%	10/15/2028	1,960	1,968	1,957	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.25%	8.68%	6/2/2028	1,960	1,942	1,973	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.94%	6/2/2028	7,844	7,698	7,907	0.29
							43,781	44,133	1.62
Transportation Infrastructure
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.22%	10/19/2027	11,796	11,723	11,354	0.42
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.18%	10/19/2027	6,789	6,726	6,534	0.24
							18,449	17,888	0.66
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.30%	12/17/2027	6,659	6,543	6,629	0.24
Total First Lien Debt							4,582,240	4,572,025	168.68

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien
Capital Markets
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.31%	7/27/2029		$11,469	$11,516	$11,416	0.42%
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.34%	7/27/2029		26,378	26,483	26,249	0.97
								37,999	37,665	1.39
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	11.18%	12/10/2029		5,301	4,831	5,250	0.19
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,248	7,774	0.29
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.16%	10/15/2027		24,712	24,577	23,476	0.87
								32,825	31,250	1.16
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.59%	11/1/2029		66,704	65,678	62,868	2.32
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.07%	8/31/2029		37,847	37,181	35,008	1.29
Software
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.84%	4/23/2029		26,068	23,190	24,438	0.90
Total Second Lien Debt								201,704	196,479	7.25
Bond
Software
Tangerine Bidco S.p.A.	(4)(8)	E +	6.50%	10.41%	12/30/2029	EUR	69,750	72,247	75,250	2.78
TeamSystem S.p.A.	(4)(8)	E +	6.25%	10.19%	2/15/2028	EUR	35,000	33,613	37,760	1.39
								105,860	113,010	4.17
Total Bonds								105,860	113,010	4.17
Equity
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)						194	208	45	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)						1,230,769	2,215	2,203	0.08
								2,423	2,248	0.08
Capital Markets
Resolute Investment Managers, Inc.							11,751	294	162	0.01
Chemicals
Pigments LP Int	(4)						1,212	—	—	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)						780,000	780	335	0.01
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Units	(4)						94,753	92	107	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)						301,167	1,239	2,571	0.09
								2,111	3,013	0.10
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%			974,662	1,133	1,287	0.05
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)						797	210	55	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)						429	113	30	0.00
								323	85	0.00

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Software
Descartes Holdings, Inc - Class A Units	(4)				168,057	$728	$271	0.01%
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		5,773	5,700	6,985	0.26
						6,428	7,256	0.27
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)				3,000,000	3,542	3,955	0.15
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				3,936	376	706	0.03
Total Equity						16,630	18,712	0.69
Total Investment Portfolio						4,906,434	4,900,226	180.79
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						20,781	20,781	0.77
Other Cash and Cash Equivalents						207,296	207,296	7.65
Total Portfolio Investments, Cash and Cash Equivalents						$5,134,511	$5,128,303	189.21%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$569	$—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	195	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/2/2025	32,667	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	2,566	(51)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	931	—
Latham Pool Products, Inc.	Revolver	2/18/2029	11,250	(242)
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	3,290	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	1,232	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	3,721	—
Relativity ODA, LLC	Revolver	5/12/2027	485	(4)
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(118)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,813	(27)
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	1,915	(19)
West Monroe Partners, LLC	Revolver	11/9/2027	2,274	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	2	—
Total unfunded commitments			$75,191	$(520)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of March 31, 2024.
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

The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2023:

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of March 31, 2024 and December 31, 2023 (Unaudited):

	March 31, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $4,906,434 and $5,326,183 at March 31, 2024 and December 31, 2023, respectively)	$4,900,226	$5,325,685
Cash and cash equivalents	228,077	129,214
Interest receivable	45,348	44,034
Receivable for investments sold	158,611	17,056
Deferred financing costs	14,431	15,576
Total assets	$5,346,693	$5,531,565
LIABILITIES
Debt	$2,443,542	$2,672,363
Distribution payable	103,361	106,593
Payable for investments purchased and other liabilities	90,629	42,929
Total liabilities	2,637,532	2,821,885
MEMBERS’ EQUITY
Members’ Equity	2,709,161	2,709,680
Total members’ equity	2,709,161	2,709,680
Total liabilities and members’ equity	$5,346,693	$5,531,565
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three months ended March 31, 2024 and March 31, 2023 (Unaudited):

	Three Months Ended March 31,
	2024	2023
Investment income:
Interest income	$152,314	$159,216
Payment-in-kind interest income	1,898	2,581
Dividend income	—	337
Other income	585	1,386
Total investment income	154,797	163,520
Expenses:
Interest expense	50,974	57,291
Other expenses	617	1,409
Total expenses	51,591	58,700
Net investment income before taxes	103,206	104,820
Tax expense	—	—
Net investment income after taxes	$103,206	$104,820
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments and foreign currency	(3,125)	20,101
Net realized gain (loss) on investments and foreign currency	2,761	165
Total net realized and change in unrealized gain (loss)	(364)	20,266
Net increase (decrease) in net assets resulting from operations	$102,842	$125,086

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV. As of March 31, 2024 and December 31, 2023, the Company had contributed $117.7 million and the Verdelite JV Partner had contributed $16.8 million of capital, respectively, and $29.3 million and $4.2 million of capital remained uncalled from the Company and the Verdelite JV Partner, respectively. As of March 31, 2024 and December 31, 2023, the Company and the Verdelite JV Partner’s equity ownership interests are 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The initial term of the Verdelite JV is three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Verdelite JV’s General Partner, except in the case of a dissolution event. The Company’s investment in the Verdelite JV can not be transferred without the consent of the Verdelite JV partner.
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
The Company's investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Verdelite JV as of March 31, 2024:

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.44%	1/29/2027	$420	$417	$421	0.29%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.85%	5/25/2028	2,650	2,484	2,488	1.69
Dynasty Acquisition Co, Inc.	(8)	SOFR +	3.50%	8.83%	8/24/2028	2,992	2,989	3,000	2.04
KBR, Inc.	(8)	SOFR +	2.25%	7.58%	1/17/2031	508	507	510	0.35
LSF11 Trinity Bidco Inc	(4)(8)	SOFR +	4.00%	9.33%	6/14/2030	2,287	2,282	2,299	1.56
Ovation Parent, Inc.	(10)	SOFR +	3.50%	8.81%	3/27/2031	935	933	937	0.64
Peraton Corp.	(10)	SOFR +	3.75%	9.18%	2/1/2028	5,019	4,957	5,025	3.41
TransDigm Inc	(8)	SOFR +	3.25%	8.56%	2/14/2031	4,981	4,983	5,011	3.40
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.68%	12/6/2028	3,046	3,020	3,056	2.08
							22,572	22,747	15.46
Air Freight & Logistics
Forward Air Corporation	(10)	SOFR +	4.50%	9.83%	12/19/2030	2,787	2,680	2,751	1.87
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.75%	9.08%	1/25/2029	3,554	3,537	3,562	2.42
							6,217	6,313	4.29
Airlines
American Airlines, Inc.	(8)	SOFR +	2.75%	8.60%	2/15/2028	3,000	2,972	3,003	2.04
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.18%	6/7/2028	3,978	3,959	3,980	2.70
United Airlines, Inc.	(8)	SOFR +	2.75%	8.08%	2/22/2031	2,758	2,744	2,765	1.88
							9,675	9,748	6.62
Auto Components
Belron Finance US LLC	(9)	SOFR +	2.25%	7.66%	4/18/2029	758	754	759	0.52
Clarios Global, LP	(8)	SOFR +	3.00%	8.33%	5/6/2030	2,913	2,913	2,924	1.99
First Brands Group, LLC	(11)	SOFR +	5.00%	10.57%	3/30/2027	3,769	3,710	3,776	2.56
Metis Buyer, Inc.	(10)	SOFR +	3.75%	9.08%	5/4/2028	2,977	2,985	2,986	2.03
Phinia Inc	(4)(8)	SOFR +	4.00%	9.43%	7/3/2028	1,741	1,682	1,743	1.18
							12,044	12,188	8.28
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.81%	3/31/2028	3,449	3,287	3,417	2.32
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.68%	4/12/2028	3,979	3,915	3,966	2.69
Griffon Corporation	(9)	SOFR +	2.25%	7.70%	1/24/2029	1,173	1,163	1,175	0.80
MIWD Holdco II, LLC	(8)	SOFR +	3.50%	8.83%	3/21/2031	2,064	2,054	2,077	1.41
Tamko Building Product, LLC	(8)	SOFR +	2.25%	7.58%	9/20/2030	1,778	1,777	1,780	1.21
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.68%	11/3/2028	4,543	4,358	4,542	3.09
							13,267	13,540	9.20
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.00%	9.33%	8/17/2028	4,349	4,347	4,371	2.97
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.33%	7/27/2028	3,545	3,442	3,548	2.41
Aretec Group, Inc.	(8)	SOFR +	4.50%	9.93%	8/9/2030	4,425	4,347	4,456	3.03
Citco Funding LLC	(9)	SOFR +	3.25%	8.42%	4/27/2028	995	990	999	0.68
Focus Financial Partners, LLC	(9)	SOFR +	2.75%	8.08%	6/30/2028	2,010	2,008	2,006	1.36
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	4.00%	9.30%	3/19/2031	1,490	1,486	1,494	1.01
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.94%	4/7/2028	3,703	3,618	3,708	2.52
							20,238	20,582	13.98

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals
CI Maroon Holdings, LLC	(4)(8)	SOFR +	4.00%	9.34%	3/3/2031	$900	$896	$905	0.61%
Nouryon USA LLC	(8)	SOFR +	4.00%	9.42%	4/3/2028	2,985	2,981	2,998	2.04
Starfruit Finco BV	(8)	SOFR +	4.00%	9.42%	4/3/2028	792	786	796	0.54
							4,663	4,699	3.19
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.33%	8/18/2028	4,471	4,298	4,482	3.04
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.18%	5/12/2028	2,553	2,456	2,553	1.73
Allied Universal Holdco, LLC	(9)	SOFR +	4.75%	10.08%	5/12/2028	1,990	1,939	1,998	1.36
Anticimex, Inc.	(9)	SOFR +	3.15%	8.47%	11/16/2028	4,388	4,341	4,398	2.99
APX Group, Inc.	(9)	SOFR +	3.25%	8.69%	7/10/2028	3,294	3,176	3,306	2.25
Belfor Holdings Inc	(4)(9)	SOFR +	3.75%	9.08%	11/1/2030	1,016	1,006	1,022	0.69
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.19%	3/31/2028	1,758	1,710	1,760	1.20
EAB Global, Inc.	(9)	SOFR +	3.50%	8.94%	8/16/2028	4,537	4,451	4,545	3.09
Garda World Security Corp.	(8)	SOFR +	4.25%	9.58%	2/1/2029	3,846	3,844	3,858	2.62
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	9.33%	9/27/2030	5,975	5,920	5,942	4.04
OMNIA Partners, LLC	(8)	SOFR +	3.75%	9.07%	7/25/2030	2,387	2,363	2,400	1.63
Prime Security Services Borrower, LLC	(8)	SOFR +	2.50%	7.83%	10/14/2030	1,319	1,306	1,321	0.90
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.19%	12/8/2028	4,538	4,447	4,537	3.08
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.50%	8.81%	2/24/2031	1,193	1,190	1,196	0.81
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.43%	1/21/2029	1,736	1,690	1,720	1.17
Vestis Corp	(8)	SOFR +	2.25%	7.56%	2/22/2031	1,372	1,369	1,374	0.93
							45,506	46,412	31.53
Construction & Engineering
Aegion Corporation	(10)	SOFR +	4.25%	9.58%	5/17/2028	2,986	2,982	3,001	2.04
Artera Services, LLC	(8)	SOFR +	4.50%	9.81%	2/15/2031	471	467	473	0.32
Groundworks, LLC	(8)	SOFR +	3.50%	8.73%	3/14/2031	1,604	1,588	1,606	1.09
Groundworks, LLC	(8)	SOFR +	3.50%	8.82%	3/14/2031	295	294	296	0.20
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.93%	12/16/2027	4,439	4,390	4,448	3.02
Touchdown Acquirer, Inc.	(7)(8)	SOFR +	4.00%	9.31%	2/21/2031	1,148	1,142	1,154	0.78
							10,863	10,978	7.45
Construction Materials
Summit Materials, LLC	(8)	SOFR +	2.50%	7.83%	1/12/2029	1,255	1,252	1,263	0.86
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.08%	10/19/2027	4,596	4,535	4,615	3.14
							5,787	5,878	4.00
Containers & Packaging
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.19%	3/11/2028	4,489	4,413	4,499	3.06
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.44%	8/4/2027	3,000	3,000	3,003	2.04
Novolex, Inc.	(9)	SOFR +	3.68%	9.11%	4/13/2029	3,788	3,724	3,798	2.58
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	9.32%	9/15/2028	5,097	5,087	5,112	3.47
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.94%	8/12/2028	2,123	2,112	2,131	1.45
SupplyOne, Inc.	(8)	SOFR +	4.25%	9.56%	3/27/2031	1,141	1,129	1,137	0.77
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.69%	3/3/2028	4,536	4,410	4,491	3.05
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.57%	9/15/2028	3,295	3,204	3,300	2.24
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.31%	9/15/2028	995	995	997	0.68
							28,074	28,468	19.34

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Distributors
Fastlane Parent Co Inc	(9)	SOFR +	4.50%	9.83%	9/29/2028	$3,763	$3,723	$3,765	2.56%
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.93%	12/11/2028	4,147	4,013	4,129	2.80
Cengage Learning, Inc.	(11)	SOFR +	4.25%	9.58%	3/22/2031	1,968	1,949	1,969	1.34
Colibri Group, LLC	(10)	SOFR +	5.00%	10.48%	3/12/2029	4,229	4,124	4,249	2.89
EM Bidco Limited	(9)	SOFR +	4.25%	9.66%	7/6/2029	2,985	2,923	2,991	2.03
Imagine Learning, LLC	(9)	SOFR +	3.50%	8.94%	12/21/2029	2,000	1,990	1,998	1.36
Mister Car Wash Holdings, Inc.	(8)	SOFR +	3.00%	8.33%	3/21/2031	775	775	778	0.53
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.19%	12/15/2028	3,290	3,241	3,278	2.23
Spring Education Group, Inc.	(8)	SOFR +	4.50%	9.81%	9/29/2030	3,413	3,333	3,431	2.33
University Support Services, LLC	(9)	SOFR +	3.00%	8.43%	2/10/2029	3,546	3,506	3,542	2.41
Wand NewCo 3, Inc.	(8)	SOFR +	3.75%	9.08%	1/30/2031	2,012	2,007	2,020	1.37
							27,861	28,385	19.29
Diversified Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.19%	10/15/2028	3,950	3,803	3,956	2.69
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.57%	6/2/2028	2,275	2,196	2,255	1.53
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.08%	2/24/2028	2,957	2,934	2,966	2.01
							8,933	9,177	6.23
Diversified REITs
Iron Mountain Information Management LLC	(8)	SOFR +	2.25%	7.58%	1/31/2031	858	851	853	0.58
Diversified Telecommunication Services
Numericable US, LLC	(8)	SOFR +	5.50%	10.81%	8/15/2028	3,760	3,723	3,009	2.04
Zacapa, LLC	(9)	SOFR +	4.00%	9.31%	3/22/2029	4,537	4,442	4,544	3.09
							8,165	7,553	5.13
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	2.00%	7.31%	3/27/2031	1,778	1,773	1,777	1.21
Tiger Acquisition, LLC	(9)	SOFR +	3.25%	8.68%	6/1/2028	1,995	1,980	1,981	1.35
Vistra Operations Co, LLC	(8)	SOFR +	2.00%	7.33%	12/20/2030	2,640	2,615	2,641	1.79
							6,368	6,399	4.35
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.69%	6/21/2028	4,239	4,114	4,238	2.88
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.32%	3/2/2028	2,659	2,577	2,627	1.78
Financial Services
Paysafe Holdings US Corp	(9)	SOFR +	2.75%	8.19%	6/28/2028	1,988	1,979	1,977	1.34
Planet US Buyer, LLC	(8)	SOFR +	3.50%	8.81%	1/31/2031	1,025	1,022	1,029	0.70
							3,001	3,006	2.04
Food Products
CHG PPC Parent LLC	(9)	SOFR +	3.00%	8.44%	12/8/2028	2,969	2,894	2,977	2.02
Saratoga Food Specialties, LLC	(8)	SOFR +	3.75%	9.07%	3/7/2029	723	719	725	0.49
							3,613	3,702	2.51

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Ground Transportation
Uber Technologies, Inc.	(8)	SOFR +	2.75%	8.08%	3/3/2030	$1,935	$1,930	$1,945	1.32%
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	4.25%	9.58%	2/28/2029	3,106	3,032	3,117	2.12
Resonetics, LLC	(10)	SOFR +	4.00%	9.60%	4/28/2028	3,542	3,452	3,554	2.41
							6,484	6,671	4.53
Health Care Providers & Services
ADMI Corp.	(9)	SOFR +	3.75%	9.19%	12/23/2027	2,170	2,085	2,101	1.43
CD&R Artemis UK Bidco Ltd.	(9)	SOFR +	4.25%	9.66%	8/19/2028	1,000	993	1,001	0.68
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.44%	11/1/2028	3,786	3,724	3,798	2.58
Heartland Dental LLC	(10)	SOFR +	5.00%	10.33%	4/28/2028	3,958	3,846	3,971	2.70
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.69%	12/29/2028	646	637	570	0.39
Surgery Centers Holdings, Inc.	(8)	SOFR +	3.50%	8.83%	12/19/2030	948	939	953	0.65
							12,224	12,394	8.43
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.58%	2/15/2029	4,527	4,265	4,495	3.05
Cotiviti, Inc.	(8)	SOFR +	3.25%	8.58%	2/24/2031	5,231	5,205	5,224	3.55
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	9.41%	10/1/2027	1,990	1,924	1,907	1.30
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.19%	10/1/2027	2,901	2,847	2,911	1.98
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.33%	10/22/2029	3,901	3,896	3,915	2.66
							18,137	18,452	12.54
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.58%	8/17/2028	2,297	2,297	2,309	1.57
Caesars Entertainment, Inc.	(9)	SOFR +	3.25%	8.66%	2/6/2030	1,616	1,602	1,622	1.10
Caesars Entertainment, Inc.	(9)	SOFR +	2.75%	8.04%	2/6/2031	2,825	2,818	2,831	1.92
Carnival Finance LLC	(10)	SOFR +	3.25%	8.69%	10/18/2028	2,985	2,985	2,993	2.03
FanDuel Group Financing, LLC.	(9)	SOFR +	2.25%	7.56%	11/25/2030	2,417	2,412	2,423	1.65
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	9.08%	1/27/2029	4,162	4,088	4,176	2.84
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.75%	8.08%	1/17/2031	716	714	718	0.49
IRB Holding Corp.	(10)	SOFR +	2.75%	8.18%	12/15/2027	4,556	4,556	4,563	3.10
Mic Glen, LLC	(9)	SOFR +	3.25%	8.69%	7/21/2028	3,395	3,301	3,395	2.31
New Red Finance, Inc.	(8)	SOFR +	2.25%	7.58%	9/12/2030	923	919	924	0.63
Scientific Games Holdings LP	(9)	SOFR +	3.25%	8.58%	4/4/2029	2,985	2,974	2,988	2.03
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.33%	1/31/2031	1,609	1,605	1,612	1.10
Whatabrands LLC	(9)	SOFR +	3.25%	8.69%	8/3/2028	4,541	4,468	4,548	3.09
							34,739	35,102	23.86
Household Durables
AI Aqua Merger Sub, Inc.	(7)(9)	SOFR +	4.25%	9.57%	7/31/2028	897	709	903	0.61
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	9.07%	7/31/2028	3,287	3,210	3,297	2.24
							3,919	4,200	2.85
Independent Power and Renewable Electricity Producers
Generation Bridge Northeast LLC	(8)	SOFR +	3.50%	8.83%	8/22/2029	2,107	2,088	2,111	1.43
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.32%	3/31/2028	4,932	4,810	4,936	3.35
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.93%	4/5/2029	3,766	3,682	3,786	2.57
							8,492	8,722	5.92

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance
AmWINS Group, Inc	(10)	SOFR +	2.75%	8.08%	2/19/2028	$935	$928	$938	0.64%
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.94%	2/12/2027	3,762	3,710	3,770	2.56
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.83%	2/14/2031	540	537	541	0.37
Baldwin Risk Partners, LLC	(9)	SOFR +	3.50%	8.94%	10/14/2027	4,778	4,762	4,782	3.25
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	8.44%	1/27/2027	1,299	1,272	1,303	0.89
BroadStreet Partners, Inc.	(8)	SOFR +	3.75%	9.08%	1/27/2029	3,295	3,261	3,309	2.25
Howden Group Holdings Limited	(9)	SOFR +	4.00%	9.33%	4/18/2030	2,417	2,334	2,430	1.65
Howden Group Holdings Limited	(9)	SOFR +	3.50%	8.83%	2/15/2031	1,995	1,985	1,999	1.36
HUB International, Ltd.	(10)	SOFR +	3.25%	8.57%	6/20/2030	673	673	674	0.46
NFP Corp.	(8)	SOFR +	3.25%	8.69%	2/15/2027	4,288	4,195	4,298	2.92
USI, Inc.	(8)	SOFR +	3.25%	8.55%	9/29/2030	1,011	1,009	1,013	0.69
							24,666	25,057	17.04
Interactive Media & Services
MH Sub I, LLC	(9)	SOFR +	4.25%	9.58%	5/3/2028	2,474	2,423	2,462	1.67
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	9.07%	5/30/2026	4,038	3,970	4,052	2.75
							6,393	6,514	4.42
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.75%	9.16%	10/18/2027	2,487	2,470	2,492	1.69
Ahead DB Holdings, LLC	(10)	SOFR +	4.25%	9.56%	1/24/2031	900	891	904	0.61
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.33%	10/16/2026	2,063	2,021	2,056	1.40
Endurance International Group Holdings, Inc.	(10)	SOFR +	3.50%	9.42%	2/10/2028	3,059	2,883	2,993	2.03
GI Consilio Parent, LLC	(9)	SOFR +	4.50%	9.94%	5/12/2028	1,496	1,485	1,493	1.01
Virtusa Corp.	(10)	SOFR +	3.75%	9.19%	2/11/2028	5,032	4,990	5,049	3.43
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.75%	8.18%	3/1/2030	905	905	912	0.62
							15,645	15,899	10.79
Leisure Products
Amer Sports Co	(8)	SOFR +	3.25%	8.58%	2/17/2031	283	282	284	0.19
Motion Finco, LLC	(8)	SOFR +	3.50%	9.07%	11/12/2029	2,551	2,538	2,550	1.73
							2,820	2,834	1.92
Life Sciences Tools & Services
IQVIA Inc	(8)	SOFR +	2.00%	7.31%	1/2/2031	436	436	439	0.30
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.94%	12/16/2028	2,450	2,370	2,418	1.64
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.50%	9.07%	11/30/2027	3,541	3,478	3,553	2.41
Phoenix Newco, Inc.	(9)	SOFR +	3.25%	8.69%	11/15/2028	2,985	2,988	2,995	2.03
							9,272	9,405	6.38
Machinery
Chart Industries, Inc.	(9)	SOFR +	3.25%	8.67%	3/16/2030	2,289	2,295	2,299	1.56
Innio North America Holding Inc	(8)	SOFR +	4.25%	9.56%	11/2/2028	677	673	681	0.46
Pro Mach Group, Inc.	(11)	SOFR +	3.75%	9.08%	8/31/2028	3,748	3,699	3,766	2.56
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.50%	8.79%	4/30/2030	4,384	4,380	4,403	2.99
							11,047	11,149	7.57

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Media
Fleet US Bidco, Inc.	(4)(8)	SOFR +	3.25%	8.58%	2/21/2031	$726	$722	$728	0.49%
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.69%	9/25/2026	2,955	2,790	2,482	1.69
Univision Communications Inc	(10)	SOFR +	3.25%	8.69%	1/31/2029	4,975	4,972	4,972	3.38
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.79%	3/31/2031	2,727	2,703	2,691	1.83
							11,187	10,873	7.39
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	3.75%	9.08%	8/18/2030	642	642	645	0.44
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.00%	8.30%	12/31/2030	3,442	3,418	3,457	2.35
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.08%	12/21/2028	2,992	2,963	2,976	2.02
GIP Pilot Acquisition Partners LP	(8)	SOFR +	3.00%	8.33%	10/4/2030	1,122	1,117	1,127	0.77
							7,498	7,560	5.14
Professional Services
AlixPartners, LLP	(9)	SOFR +	2.50%	7.94%	2/4/2028	1,371	1,362	1,374	0.93
APFS Staffing Holdings Inc	(9)	SOFR +	4.00%	9.33%	12/29/2028	3,920	3,834	3,891	2.64
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.94%	8/2/2028	3,636	3,560	3,627	2.46
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	8.08%	1/31/2031	2,904	2,896	2,906	1.97
Cast & Crew Payroll, LLC	(8)	SOFR +	3.75%	9.19%	2/9/2026	3,495	3,474	3,507	2.38
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.06%	4/9/2027	3,763	3,690	3,749	2.55
Eisner Advisory Group LLC	(9)	SOFR +	4.00%	9.33%	2/28/2031	1,217	1,205	1,223	0.83
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.07%	11/6/2028	487	469	484	0.33
Inmar, Inc.	(11)	SOFR +	5.50%	10.80%	5/1/2026	2,068	2,016	2,073	1.41
Ryan, LLC	(7)(9)	SOFR +	4.50%	9.83%	11/14/2030	1,508	1,479	1,518	1.03
VT Topco, Inc.	(9)	SOFR +	3.50%	8.83%	8/9/2030	1,034	1,034	1,038	0.70
							25,019	25,390	17.23
Real Estate Management & Development
Cushman & Wakefield US Borrower LLC	(9)	SOFR +	3.25%	8.68%	1/31/2030	995	974	993	0.67
Cushman & Wakefield US Borrower LLC	(4)(9)	SOFR +	4.00%	9.33%	1/31/2030	1,708	1,669	1,714	1.16
							2,643	2,707	1.83
Software
Applied Systems, Inc.	(8)	SOFR +	3.50%	8.81%	2/24/2031	176	175	177	0.12
Apttus Corp.	(10)	SOFR +	4.00%	9.44%	5/8/2028	3,554	3,424	3,563	2.42
Boxer Parent Company, Inc.	(8)	SOFR +	4.25%	9.58%	12/29/2028	3,856	3,820	3,885	2.64
CDK Global Inc.	(8)	SOFR +	4.00%	9.31%	7/6/2029	2,000	2,005	2,008	1.36
Cloud Software Group, Inc.	(9)	SOFR +	4.50%	9.93%	3/21/2031	1,419	1,408	1,411	0.96
Cloudera, Inc.	(9)	SOFR +	3.75%	9.18%	10/8/2028	3,560	3,452	3,552	2.41
ConnectWise, LLC	(9)	SOFR +	3.50%	9.06%	9/29/2028	3,521	3,419	3,524	2.39
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.19%	10/16/2028	2,167	1,996	2,130	1.45
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.12%	12/1/2027	3,990	3,985	3,999	2.72
ECI Macola Max Holding, LLC	(4)(10)	SOFR +	3.75%	9.06%	5/9/2030	4,491	4,475	4,510	3.06
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.93%	10/9/2029	3,283	3,279	3,301	2.24
Epicor Software Corp.	(10)	SOFR +	3.25%	8.69%	7/30/2027	3,545	3,485	3,561	2.42
Epicor Software Corp.	(10)	SOFR +	3.75%	9.08%	7/30/2027	272	270	274	0.19

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.75%	9.19%	12/1/2027	$290	$290	$292	0.20%
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.50%	8.83%	12/1/2027	2,618	2,618	2,628	1.79
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.44%	5/12/2028	2,117	2,042	2,112	1.43
GTCR Investors LP	(8)	SOFR +	3.00%	8.31%	1/31/2031	3,335	3,319	3,351	2.28
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.43%	11/19/2026	3,545	3,324	3,437	2.33
Idera, Inc.	(10)	SOFR +	3.75%	9.21%	3/2/2028	1,865	1,799	1,861	1.26
Instructure Holdings Inc	(9)	SOFR +	2.75%	8.09%	10/30/2028	2,971	2,967	2,975	2.02
ION Trading Finance Ltd.	(8)	SOFR +	4.75%	10.15%	4/3/2028	2,985	2,977	2,985	2.03
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.91%	5/2/2029	3,396	3,311	3,251	2.21
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.43%	9/12/2029	2,833	2,819	2,835	1.93
Project Alpha Intermediate Holding, Inc.	(8)	SOFR +	4.75%	10.06%	10/28/2030	3,283	3,227	3,305	2.24
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.81%	8/31/2028	4,295	4,277	4,302	2.92
Quartz Acquireco, LLC	(8)	SOFR +	3.50%	8.81%	6/28/2030	1,983	1,970	1,992	1.35
RealPage, Inc.	(9)	SOFR +	3.00%	8.44%	4/24/2028	2,761	2,682	2,690	1.83
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.08%	11/28/2028	2,592	2,556	2,576	1.75
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.43%	8/14/2026	3,411	3,350	3,421	2.32
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.94%	8/11/2028	3,546	3,489	3,519	2.39
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.94%	3/5/2027	3,545	3,514	3,556	2.42
Symphony Technology Group	(10)	SOFR +	5.00%	10.57%	7/27/2028	3,555	3,310	2,133	1.45
Symphony Technology Group	(9)	SOFR +	3.75%	9.18%	3/1/2029	3,546	3,419	3,548	2.41
UKG, Inc.	(8)	SOFR +	3.50%	8.81%	2/10/2031	2,999	2,995	3,020	2.05
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.59%	4/24/2028	3,660	3,437	3,670	2.49
Webpros US Bidco, Inc.	(4)(8)	SOFR +	4.00%	9.33%	3/19/2031	655	653	657	0.45
							99,538	100,011	67.93
Specialty Retail
EG America, LLC	(8)	SOFR +	5.50%	11.24%	2/7/2028	1,379	1,346	1,376	0.93
HomeServe USA Holding Corp	(8)	SOFR +	3.00%	8.33%	10/21/2030	829	822	832	0.57
							2,168	2,208	1.50
Technology Hardware, Storage & Peripherals
Xerox Corp	(9)	SOFR +	4.00%	9.33%	11/17/2029	1,185	1,152	1,192	0.81
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	2.00%	7.33%	1/31/2031	685	684	686	0.47
Avolon TLB Borrower 1 US LLC	(9)	SOFR +	2.00%	7.33%	6/22/2028	2,751	2,727	2,755	1.87
Core & Main, LP	(8)	SOFR +	2.25%	7.56%	2/9/2031	1,086	1,080	1,087	0.74
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.82%	1/31/2028	2,985	2,957	2,991	2.03
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	9.07%	12/22/2028	4,354	4,207	4,361	2.96
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.18%	12/17/2027	2,985	2,888	2,983	2.03
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.94%	6/2/2028	4,549	4,423	4,586	3.11
Sunsource Borrower LLC	(8)	SOFR +	4.00%	9.42%	3/25/2031	1,755	1,746	1,761	1.20
Windsor Holdings III, LLC	(8)	SOFR +	4.00%	9.33%	8/1/2030	1,854	1,854	1,864	1.27
							22,566	23,074	15.68

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.19%	9/22/2028	$1,990	$1,980	$1,990	1.35%
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.30%	12/17/2027	4,337	4,289	4,317	2.93
Total First Lien Debt							587,937	595,097	404.24
Total Investment Portfolio							587,937	595,097	404.24
Cash and Cash Equivalents
Other Cash and Cash Equivalents							14,306	14,306	9.72
Total Portfolio Investments, Cash and Cash Equivalents							$602,243	$609,403	413.96%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AI Aqua Merger Sub, Inc.	Delayed Draw Term Loan	7/31/2028	$103	$—
Ryan LLC	Delayed Draw Term Loan	11/14/2030	159	—
Touchdown Acquirer, Inc.	Delayed Draw Term Loan	2/21/2031	251	—
Total unfunded commitments			$513	$—

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2023:

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments December 31, 2023 (in thousands) (Unaudited)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of March 31, 2024 and December 31, 2023 (Unaudited):

	March 31, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $587,937 and $582,598 at March 31, 2024 and December 31, 2023, respectively)	$595,097	$591,886
Cash and cash equivalents	14,306	6,307
Interest receivable	2,721	2,777
Receivable for investments sold	21,643	3,574
Deferred financing costs	504	711
Total assets	$634,271	$605,255
LIABILITIES
Debt	$407,100	$356,700
Distribution payable	27,515	21,310
Interest payable and other liabilities	52,433	79,513
Total liabilities	487,048	457,523
MEMBERS’ EQUITY
Members’ Equity	147,223	147,732
Total members’ equity	147,223	147,732
Total liabilities and members’ equity	$634,271	$605,255
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three months ended March 31, 2024 and March 31, 2023 (Unaudited):

	Three Months Ended March 31,
	2024	2023
Investment income:
Interest income	$14,471	$10,643
Other income	13	110
Total investment income	14,484	10,753
Expenses:
Interest expense	7,750	5,564
Other expenses	34	75
Total expenses	7,784	5,639
Net investment income before taxes	6,700	5,114
Tax Expense	—	—
Net investment income after taxes	$6,700	$5,114
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	(2,128)	6,886
Net realized gain (loss) on investments	1,124	1,098
Total net realized and change in unrealized gain (loss) on investments	(1,004)	7,984
Net increase (decrease) in net assets resulting from operations	$5,696	$13,098

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of March 31, 2024, except as discussed below.
April Subscriptions and Distribution Declaration
The Company received approximately $1,126.5 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective April 1, 2024.
On April 17, 2024, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2019 per Class S share, and $0.2147 per Class D share, which is payable on May 28, 2024 to shareholders of record as of April 30, 2024.
May Subscriptions
Through the date of issuance of the condensed consolidated financial statements the Company received approximately $1,278.9 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective May 1, 2024.
Naomi Peak Funding Facility Termination

On April 19, 2024, the Naomi Peak Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8-Consolidated Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company’s periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as updated from time to time by the Company's periodic filings with the SEC.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). In limited instances, we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, we will also invest in publicly traded securities of large corporate issuers (“Opportunistic Credit”). We expect that the Opportunistic Credit investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
We focus primarily on loans and securities, including syndicated loans, of U.S. private companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support Agreement with the Adviser. For additional information see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.

Portfolio and Investment Activity
For the three months ended March 31, 2024, we made $3,784.7 million aggregate principal amount of new investment commitments (including $1,281.0 million of which remained unfunded as of March 31, 2024), $3,719.0 million of which was first lien debt, $7.8 million of which was unsecured debt, $7.8 million of which was structured finance obligations and $50.1 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2024	2023
Investments:
Total investments, beginning of period	$51,021,723	$49,935,296
New investments purchased	3,000,252	779,877
Payment-in-kind interest capitalized	83,919	47,295
Net accretion of discount on investments	43,879	39,863
Net realized gain (loss) on investments	(42,398)	(101,696)
Investments sold or repaid	(1,355,622)	(1,988,650)
Total investments, end of period	$52,751,753	$48,711,985
Amount of investments funded at principal:
First lien debt	$2,975,811	$787,159
Second lien debt	—	10,000
Unsecured debt	7,757	—
Structured finance obligations	7,750	—
Equity and Investments in joint ventures	52,051	412
Total	$3,043,369	$797,571
Proceeds from investments sold or repaid:
First lien debt	$(939,939)	$(1,837,569)
Second lien debt	(397,433)	(23,966)
Unsecured debt	—	(14,616)
Structured finance obligations	(18,250)	—
Equity and Investments in joint ventures	—	(112,500)
Total	$(1,355,622)	$(1,988,651)

	March 31, 2024	December 31, 2023
Number of portfolio companies	502	503
Weighted average yield on debt and income producing investments, at amortized cost (1)(2)	11.6%	11.7%
Weighted average yield on debt and income producing investments, at fair value (1)(2)	11.6%	11.8%
Average loan to value (LTV) (3)	43.8%	43.7%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)	0.2%	0.1%
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
(2)As of March 31, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 10.9% and 11.0%, respectively. The weighted average total portfolio yield at fair value was 11.0% and 11.1%, respectively.
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
(4)As a percentage of total amortized cost of Investments (excluding Investments in Joint Ventures). Assets on non-accrual represented 0.1% and less than 0.1% of total fair value of Investments (excluding Investments in Joint Ventures) as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and March 31, 2023, our portfolio companies had a weighted average annual EBITDA of $225 million and $200.0 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments”.
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
As of March 31, 2024, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of March 31, 2024 the Company had contributed $2,002.5 million and the Emerald JV Partner had contributed $667.5 million of capital and $247.5 million and $82.5 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
The following table is a summary of Emerald JV’s portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Total investments, at fair value	$4,900,226	$5,325,685
Total senior secured debt investments at fair value	4,768,506	5,187,161
Number of portfolio companies	265	272
Weighted average yield on debt and income producing investments, at fair value (1)	11.6%	11.5%
Weighted average yield on debt and income producing investments, at cost (1)	11.6%	11.4%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.2%
Percentage of assets on non-accrual, at amortized cost (2)	0.1%	0.1%
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
(2)As a percentage of total amortized cost of Investments of Emerald JV. Assets on non-accrual represented 0.1% and 0.1% of total fair value of Investments of Emerald JV as of March 31, 2024 and December 31, 2023, respectively.

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
As of March 31, 2024, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
The following table is a summary of Verdelite JV’s portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Total investments, at fair value	$595,097	$591,886
Total senior secured debt investments at fair value	$595,097	$591,886
Number of portfolio companies	213	192
Weighted average yield on debt and income producing investments, at fair value (1)	9.5%	9.7%
Weighted average yield on debt and income producing investments, at cost (1)	9.6%	9.8%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual, at amortized cost (2)	—%	—%
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
(2)As a percentage of total amortized cost of Investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of March 31, 2024 and December 31, 2023.

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures”.

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Total investment income	$1,568,864	$1,335,742
Net expenses before excise tax	703,580	638,645
Net investment income before excise tax	865,284	697,097
Excise tax expense	9,451	7,742
Net investment income after excise tax	855,833	689,355
Net change in unrealized appreciation (depreciation)	109,921	156,183
Net realized gain (loss)	(46,706)	(92,683)
Net increase (decrease) in net assets resulting from operations	$919,048	$752,855
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$1,390,843	$1,231,747
Payment-in-kind interest income	92,680	40,820
Dividend income	82,951	62,178
Fee income	2,390	997
Total investment income	$1,568,864	$1,335,742
Total investment income increased to $1,568.9 million for the three months ended March 31, 2024, an increase of $233.1 million or 17% compared to the same period in the prior year. This was primarily driven by increased benchmark interest rates and an increase in the average investments at fair value. Average investments at fair value increased by 6% to $51,487.6 million during the three months ended March 31, 2024 compared to $48,403.1 million during the three months ended March 31, 2023.
A further increase was driven by dividend income which was primarily comprised of $83.0 million received from our Emerald JV and Verdelite JV joint ventures as compared to $62.2 million in the prior year.
Additionally, for the three months ended March 31, 2024, we recorded $6.8 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1.9 million in the prior year, primarily a result of increased prepayments.
For the three months ended March 31, 2024 and 2023, Payment-in-kind interest income represented 5.9% and 3.1% of total investment income, respectively.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

While elevated interest rates have favorably impacted our investment income during the three months ended March 31, 2024, further interest rate increases, and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense	$450,062	$436,223
Management fees	95,382	73,603
Income based incentive fees	125,357	100,758
Distribution and shareholder servicing fees
Class S	21,405	15,391
Class D	259	560
Professional fees	3,583	4,021
Board of Trustees’ fees	221	224
Administrative service expenses	1,833	1,922
Other general & administrative	4,839	4,644
Amortization of continuous offering costs	639	1,299
Total expenses before excise tax	703,580	638,645
Net investment income before excise tax	865,284	697,097
Excise tax expense	9,451	7,742
Net investment income after excise tax	$855,833	$689,355
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $450.1 million for the three months ended March 31, 2024, an increase of $13.8 million or 3% compared to the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period, partially offset by a decrease in our average principal of debt outstanding.
Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and excluding amortization of deferred financing costs) increased to 7.28% for the three months ended March 31, 2024 from 6.31% for the same period in the prior year. The average principal of debt outstanding decreased to $23,943.3 million for the three months ended March 31, 2024 from $27,150.9 million for the same period in the prior year.
Management Fees
Management fees increased to $95.4 million for the three months ended March 31, 2024, an increase of $21.8 million or 30% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $30,674.1 million for the three months ended March 31, 2024 compared to $23,671.4 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees increased to $125.4 million for the three months ended March 31, 2024, an increase of $24.6 million or 24% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $1,002.9 million for the three months ended March 31, 2024 from $806.1 million for the same period in the prior year.

Capital Gains Based Incentive Fees
We accrued no capital gains incentive fees for the three months ended March 31, 2024. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses are primarily comprised of $21.7 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $4.8 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $3.6 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company).
Total other expenses increased to $32.8 million for the three months ended March 31, 2024, an increase of $4.7 million as compared to the same period in the prior year. The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for taxation as a RIC, we must distribute to our shareholders, in each taxable year, generally at least 90% of the sum of (i) our “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally our ordinary income plus the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income.
In addition, based on the excise tax distribution requirements, we are subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax is considered to have been distributed.
For the three months ended March 31, 2024 and 2023, we accrued $9.5 million and $7.7 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net change in unrealized gain (loss) on investments	$88,461	$169,383
Net change in unrealized gain (loss) on derivative instruments	21,621	(11,940)
Net change in unrealized gain (loss) on foreign currency and other transactions	(161)	(1,260)
Net change in unrealized gain (loss)	$109,921	$156,183
For the three months ended March 31, 2024, the net change in unrealized gains of $109.9 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.3% from 97.4% as of December 31, 2023 to 97.7% as of March 31, 2024, driven by strong portfolio company fundamentals and changes in the economic outlook.
For the three months ended March 31, 2024, we had net change in unrealized gains of $21.6 million and $0.2 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the NOK, EUR and DKK exchange rates vs. USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net realized gain (loss) on investments	$(42,398)	$(101,696)
Net realized gain (loss) on derivative instruments	(6,397)	4,770
Net realized gain (loss) on foreign currency and other transactions	2,089	4,243
Net realized gain (loss)	$(46,706)	$(92,683)
For the three months ended March 31, 2024, we generated net realized losses on investments of $42.4 million which was primarily from full or partial sales or restructures of our debt investments.
Additional net realized losses were generated on derivative assets and derivative liabilities of $6.4 million as a result of the settlement of our foreign currency derivative transactions.
The net realized losses for the three months ended March 31, 2024,were partially offset by the net realized gains of $2.1 million on foreign currency and other transactions, primarily as a result of fluctuations in the GBP and EUR exchange rates vs. USD.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facilities and unsecured debt issuances, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt and other investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to the holders of our Common Shares.
As of March 31, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024 and December 31, 2023, we had an aggregate principal amount of $24,107.7 million and $23,407.8 million, of debt outstanding and our asset coverage ratio was 228.7% and 221.9%, respectively.
Cash and cash equivalents as of March 31, 2024, taken together with our $10,974.0 million of unused capacity under our credit facilities (subject to borrowing base availability, $10,357.0 million is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2024, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $4,796.8 million of Level 2 debt investments as of March 31, 2024, which could provide additional liquidity if necessary.

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
As of March 31, 2024, we had $3,071.5 million in cash and cash equivalents. During the three months ended March 31, 2024, cash used in operating activities was $747.0 million, primarily due to purchases of investments of $3,000.3 million partially offset by sales of investments and principal repayments of $1,355.6 million and receipt of interest payments from our investments. Cash provided by financing activities was $2,338.4 million during the period, primarily as a result of proceeds from issuance of Common Shares of $2,555.0 million and net borrowing on our credit facilities and unsecured notes of $750.1 million, partially offset by share repurchases of $532.7 million and dividends paid in cash of $393.2 million.
Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended March 31, 2024
	Shares	Amount
CLASS I
Subscriptions	68,153,130	$1,731,701
Share transfers between classes	1,600,802	41,217
Distributions reinvested	9,494,888	241,268
Share repurchases	(17,602,001)	(449,028)
Early repurchase deduction	—	81
Net increase (decrease)	61,646,819	$1,565,239
CLASS S
Subscriptions	31,368,155	$797,084
Share transfers between classes	(1,615,042)	(41,557)
Distributions reinvested	4,530,035	115,110
Share repurchases	(4,060,246)	(103,576)
Early repurchase deduction	—	40
Net increase (decrease)	30,222,902	$767,101
CLASS D
Subscriptions	1,031,771	$26,207
Share transfers between classes	14,240	340
Distributions reinvested	62,688	1,593
Share repurchases	(199,840)	(5,098)
Early repurchase deduction	—	2
Net increase (decrease)	908,859	$23,044
Total net increase (decrease)	92,778,580	$2,355,384

Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
			$0.6600	$520,413

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
			$0.6060	$240,186

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
			$0.6441	$10,542
With respect to distributions, we have adopted an “opt out” distribution reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional Common Shares rather than receiving cash distributions. Shareholders who receive distributions in the form of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
For additional information on our distributions and dividend reinvestment plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets”.
Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All Common Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, it is expected to repurchase Common Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of Common Shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company’s Common Shares are sold to certain feeder vehicles primarily created to hold the Company’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company will not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
During the three months ended March 31, 2024, approximately 21,862,087 shares were repurchased for a total value of $557.6 million (net of Early Repurchase Deduction).
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets”.
Borrowings
As of March 31, 2024 and December 31, 2023, we had an aggregate principal amount of $24,107.7 million and $23,407.8 million, respectively, of debt outstanding.
For additional information on our debt obligations see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 7. Borrowings”.
Interest Rate Swaps
We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2. Significant Accounting Policies—Derivative Instruments” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 6. Derivatives” for additional disclosure regarding our derivative instruments designated in a hedge accounting relationship.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $5,580.5 million and $5,370.8 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2024 and December 31, 2023, we estimate that $1,207.4 million and $399.5 million, respectively, of investments were committed but not yet funded.

Other Commitments and Contingencies
As of March 31, 2024 and December 31, 2023, $301.5 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2024, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Intermediary Manager Agreement; and.
•the Expense Support and Conditional Reimbursement Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.
Recent Developments
Macroeconomic Environment
The three months ended March 31, 2024 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, elevated interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the wars in Ukraine and Russia and in the Middle East. Events affecting financial institutions during the past year also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023 and throughout the first quarter of 2024, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including maintaining elevated interest rates. These higher interest rates have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, further increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes with respect to interest rates or inflation.
Additionally, bank closures in the United States over the course of 2023 have since caused uncertainty for financial services companies and fear of instability in the global financial system generally, which may also have other implications for broader economic and monetary policy, including interest rate policy. There can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on January 25, 2024, February 23, 2024 and March 22, 2024 for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended March 31, 2024:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 29, 2024	21,862,087	1.9%	$25.51	March 31, 2024	$557,579	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets”.
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

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

10.1
Twelfth Supplemental Indenture, dated as of January 25, 2024, relating to the 6.250% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 29, 2024).

10.2	Form of 6.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on January 29, 2024).

10.3
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

*Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Private Credit Fund

Date:	May 13, 2024	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2024	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2024	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)