Form 10-Q
period 2024-06-30
Blackstone Private Credit Fund
filed 2024-08-13
CIK 1803498

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
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 9, 2024 was 902,518,227, 447,705,666 and 20,320,307 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $53,536,328 and $48,561,249 at June 30, 2024 and December 31, 2023, respectively)	$53,363,354	$48,242,813
Non-controlled/affiliated investments (cost of $558 and $558 at June 30, 2024 and December 31, 2023, respectively)	2,079	2,499
Controlled/affiliated investments (cost of $2,572,738 and $2,459,916 at June 30, 2024 and December 31, 2023, respectively)	2,509,563	2,498,599
Total investments at fair value (cost of $56,109,624 and $51,021,723 at June 30, 2024 and December 31, 2023, respectively)	55,874,996	50,743,911
Cash and cash equivalents (restricted cash of $901 and $938 at June 30, 2024 and December 31, 2023, respectively)	1,634,142	1,481,770
Interest receivable from non-controlled/non-affiliated investments	633,956	515,902
Interest receivable from controlled/affiliated investments	1,481	—
Dividend receivable from controlled/affiliated investments	101,375	98,607
Receivable from broker	255,586	266,573
Deferred financing costs	102,386	93,836
Deferred offering costs	2,286	1,032
Receivable for investments sold	117,279	101,460
Derivative assets at fair value (Note 6)	5,758	14,145
Total assets	$58,729,245	$53,317,236
LIABILITIES
Debt (net of unamortized debt issuance costs of $103,101 and $91,634 at June 30, 2024 and December 31, 2023, respectively)	$22,808,852	$23,179,861
Payable for investments purchased	286,413	70,138
Management fees payable (Note 3)	104,328	87,272
Income based incentive fees payable (Note 3)	134,199	122,943
Interest payable	345,622	322,597
Derivative liabilities at fair value (Note 6)	164,188	165,541
Due to affiliates	24,032	23,577
Distribution payable (Note 9)	289,093	245,032
Payable for share repurchases (Note 9)	459,098	532,774
Accrued expenses and other liabilities	27,296	33,064
Total liabilities	24,643,121	24,782,799
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,332,963,664 and 1,123,896,870 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	13,330	11,239
Additional paid in capital	34,001,773	28,679,353
Distributable earnings (loss)	71,021	(156,155)
Total net assets	34,086,124	28,534,437
Total liabilities and net assets	$58,729,245	$53,317,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	June 30, 2024	December 31, 2023
Class I Shares:
Net assets	$22,383,884	$18,649,595
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	875,338,950	734,579,940
Net asset value per share	$25.57	$25.39
Class S Shares:
Net assets	$11,193,379	$9,492,496
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	437,725,435	373,864,258
Net asset value per share	$25.57	$25.39
Class D Shares:
Net assets	$508,861	$392,346
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	19,899,279	15,452,672
Net asset value per share	$25.57	$25.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,464,789	$1,274,647	$2,855,631	$2,506,394
Payment-in-kind interest income	94,859	51,402	187,190	92,222
Dividend income	45	—	45	—
Fee income	4,064	384	6,454	1,381
From non-controlled/affiliated investments:
Dividend income	13	7	13	7
From controlled/affiliated investments:
Interest income	1,481	—	1,481	—
Payment-in-kind interest income	360	262	709	262
Dividend income	77,283	80,603	160,234	142,781
Total investment income	1,642,894	1,407,305	3,211,757	2,743,047
Expenses:
Interest expense	446,152	438,599	896,215	874,822
Management fees (Note 3)	104,328	75,635	199,710	149,238
Income based incentive fees (Note 3)	134,199	109,501	259,556	210,259
Distribution and shareholder servicing fees
Class S	23,329	16,297	44,735	31,688
Class D	302	121	561	681
Professional fees	3,147	3,959	6,730	7,980
Board of Trustees’ fees	225	240	446	464
Administrative service expenses (Note 3)	1,909	1,432	3,741	3,354
Other general & administrative	3,773	4,728	8,612	9,372
Amortization of continuous offering costs	857	1,016	1,496	2,315
Total expenses before excise tax	718,221	651,528	1,421,802	1,290,173
Net investment income before excise tax	924,673	755,777	1,789,955	1,452,874
Excise tax expense	8,911	5,691	18,362	13,433
Net investment income after excise tax	915,762	750,086	1,771,593	1,439,441
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	59,746	14,594	201,098	137,836
Non-controlled/affiliated investments	(188)	(215)	(420)	127
Controlled/affiliated investments	(49,200)	5,315	(101,858)	51,114
Derivative instruments (Note 6)	(3,698)	(3,026)	17,923	(14,966)
Foreign currency and other transactions	10,324	(4,523)	10,164	(5,783)
Net change in unrealized appreciation (depreciation)	16,984	12,145	126,907	168,328
Net realized gain (loss):
Non-controlled/non-affiliated investments	(22,111)	(76,354)	(64,509)	(178,050)
Non-controlled/affiliated investments	—	213	—	213
Derivative instruments (Note 6)	6,014	(2,464)	(383)	2,306
Foreign currency and other transactions	1,959	(820)	4,048	3,423
Net realized gain (loss)	(14,138)	(79,425)	(60,844)	(172,108)
Net realized and change in unrealized gain (loss)	2,846	(67,280)	66,063	(3,780)
Net increase (decrease) in net assets resulting from operations	$918,608	$682,806	$1,837,656	$1,435,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operations:
Net investment income after excise tax	$915,762	$750,086	$1,771,593	$1,439,441
Net change in unrealized appreciation (depreciation)	16,984	12,145	126,907	168,328
Net realized gain (loss)	(14,138)	(79,425)	(60,844)	(172,108)
Net increase (decrease) in net assets resulting from operations	918,608	682,806	1,837,656	1,435,661
Distributions to common shareholders:
Class I	(566,603)	(415,176)	(1,087,016)	(807,405)
Class S	(260,487)	(178,614)	(500,673)	(347,507)
Class D	(12,251)	(4,804)	(22,793)	(27,053)
Net decrease in net assets resulting from distributions	(839,341)	(598,594)	(1,610,482)	(1,181,965)
Share transactions:
Class I:
Proceeds from shares sold	2,069,043	991,563	3,800,744	1,461,821
Share transfers between classes	29,248	19,887	70,465	1,131,859
Distributions reinvested	261,258	185,625	502,526	355,737
Repurchased shares, net of early repurchase deduction	(339,649)	(1,069,607)	(788,596)	(1,820,533)
Net increase (decrease) from share transactions	2,019,900	127,468	3,585,139	1,128,884
Class S:
Proceeds from shares sold	872,680	534,160	1,669,764	892,824
Share transfers between classes	(29,789)	(8,406)	(71,346)	(42,140)
Distributions reinvested	127,071	80,362	242,181	155,962
Repurchased shares, net of early repurchase deduction	(111,072)	(131,460)	(214,608)	(263,106)
Net increase (decrease) from share transactions	858,890	474,656	1,625,991	743,540
Class D:
Proceeds from shares sold	95,631	20,071	121,838	72,284
Share transfers between classes	541	(11,481)	881	(1,089,719)
Distributions reinvested	2,010	707	3,603	15,705
Repurchased shares, net of early repurchase deduction	(7,843)	(3,351)	(12,939)	(13,816)
Net increase (decrease) from share transactions	90,339	5,946	113,383	(1,015,546)
Total increase (decrease) in net assets	3,048,396	692,282	5,551,687	1,110,574
Net assets, beginning of period	31,037,728	23,103,357	28,534,437	22,685,065
Net assets, end of period	$34,086,124	$23,795,639	$34,086,124	$23,795,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,837,656	$1,435,661
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(98,820)	(189,077)
Net change in unrealized (appreciation) depreciation on derivative instruments	(17,923)	14,966
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	(10,164)	5,783
Net realized (gain) loss on investments	64,509	177,837
Net realized (gain) loss on derivative instruments	383	(2,306)
Net realized (gain) loss on foreign currency and other transactions	(4,048)	(3,423)
Payment-in-kind interest capitalized	(179,574)	(99,977)
Net accretion of discount and amortization of premium	(108,967)	(82,560)
Amortization of deferred financing costs	21,647	15,190
Amortization of debt issuance costs and original issue discount on notes	15,931	13,242
Amortization of offering costs	1,496	2,315
Purchases of investments	(9,016,308)	(1,677,844)
Proceeds from sale of investments and principal repayments	4,152,440	3,191,597
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(118,054)	27,384
Interest receivable from controlled/affiliated investments	(1,481)	—
Dividend receivable from controlled/affiliated investments	(2,768)	17,962
Receivable from broker	10,987	(19,969)
Receivable for investments sold	(15,819)	(143,243)
Other assets	—	4,507
Payable for investments purchased	216,275	217,392
Management fees payable	17,056	2,244
Income based incentive fees payable	11,256	15,384
Interest payable	23,025	6,263
Due to affiliates	455	4,526
Accrued expenses and other liabilities	(5,768)	(6,611)
Net cash provided by (used in) operating activities	(3,206,578)	2,927,243
Cash flows from financing activities:
Borrowings on debt	2,155,844	2,250,773
Repayments on debt	(2,455,031)	(4,830,765)
Deferred financing costs paid	(29,389)	(26,568)
Debt issuance costs paid	(3,068)	(1,377)
Deferred offering costs paid	(2,818)	(337)
Proceeds from issuance of common shares	5,592,346	2,426,929
Repurchased shares, net of early repurchase deduction paid	(1,090,234)	(2,056,186)
Dividends paid in cash	(818,110)	(647,345)
Net cash provided by (used in) financing activities	3,349,540	(2,884,876)
Net increase (decrease) in cash and cash equivalents	142,962	42,367
Effect of foreign exchange rate changes on cash and cash equivalents	9,410	(5,236)
Cash and cash equivalents, beginning of period	1,481,770	1,351,901
Cash and cash equivalents, end of period	$1,634,142	$1,389,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$994,156	$963,045
Distribution payable	289,093	205,657
Subscription receivable	—	1,686
Reinvestment of distributions during the period	748,310	527,404
Accrued but unpaid debt financing costs	8,582	—
Accrued but unpaid debt issuance costs	1,458	—
Accrued but unpaid offering costs	—	6
Share repurchases accrued but not yet paid	459,098	1,204,469
Excise taxes paid	26,402	5,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.46%	1/29/2027		$2,506	$2,508	$2,516	0.01%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	9.34%	2/15/2029		12,040	12,000	12,108	0.04
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.86%	5/25/2028		50,112	49,106	32,866	0.10
Atlas CC Acquisition Corp.	(4)(5)(7)(10)	SOFR +	4.00%	9.44%	5/26/2026		6,419	6,261	881	0.00
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.42%	12/31/2027		32,637	32,593	32,637	0.10
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.33%	1/9/2030		2,358	2,295	2,358	0.01
Linquest Corp.	(4)(10)	SOFR +	5.75%	11.18%	7/28/2028		153,169	151,386	153,169	0.45
Loar Group, Inc.	(4)(11)	SOFR +	4.75%	10.09%	5/10/2030		251,214	250,713	251,214	0.74
Loar Group, Inc.	(4)(7)(11)	SOFR +	4.75%	10.09%	5/10/2030		1,211	1,074	259	0.00
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	3.50%	8.84%	6/14/2030		1,066	1,066	1,072	0.00
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	11.34%	12/5/2030		54,212	52,640	54,077	0.16
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.58%	6/1/2027		47,974	47,460	37,659	0.11
Peraton Corp.	(10)	SOFR +	3.75%	9.19%	2/1/2028		13,399	13,420	13,417	0.04
TransDigm Inc	(6)(8)	SOFR +	2.50%	7.84%	2/28/2031		8,000	8,024	8,026	0.02
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	8.09%	12/6/2028		11,731	11,694	11,760	0.03
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	5.00%	10.33%	3/1/2028		14,839	14,593	14,839	0.04
								656,833	628,858	1.85
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.26%	6/11/2027		263,721	260,982	256,469	0.75
Alliance Ground	(4)(9)	SOFR +	5.75%	11.26%	6/11/2027		94,220	93,084	91,629	0.27
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.47%	7/19/2029	EUR	114,140	113,265	121,888	0.36
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.08%	7/19/2029		102,349	100,494	102,349	0.30
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.93%	4/30/2027		101,794	101,398	98,231	0.29
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.72%	12/9/2026		27,349	26,973	27,349	0.08
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.72%	2/5/2029		135,783	133,999	135,783	0.40
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.59%	12/30/2028		1,093	1,063	1,066	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.23%	12/31/2028		271,526	268,059	253,198	0.74
SEKO Global Logistics Network, LLC	(4)(11)	E +	5.00%	8.72%	12/30/2026	EUR	34,596	39,765	27,418	0.08
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.48%	12/30/2026		83,036	82,561	61,447	0.18
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	5.00%	10.47%	12/30/2026		6,830	6,798	3,810	0.01
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.75%	9.09%	1/25/2029		13,016	12,956	13,097	0.04
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.25%	9.85%	7/26/2028		13,971	13,889	14,029	0.04
								1,255,286	1,207,763	3.54
Airlines
Air Canada	(6)(8)	SOFR +	2.50%	7.85%	3/14/2031		6,323	6,308	6,340	0.02
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.19%	6/7/2028		7,418	7,400	7,423	0.02
								13,708	13,763	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Auto Components
Clarios Global LP	(6)(8)	SOFR +	3.00%	8.34%	5/6/2030		$3,491	$3,491	$3,504	0.01%
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	9.22%	6/18/2029	EUR	23,500	24,895	25,094	0.07
First Brands Group, LLC	(11)	SOFR +	5.00%	10.59%	3/30/2027		4,538	4,507	4,518	0.01
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.75%	9.09%	5/4/2028		27,765	27,410	27,862	0.08
Metis Buyer, Inc.	(4)(5)(7)(8)	SOFR +	3.50%	8.96%	5/4/2026		2,790	2,715	2,747	0.01
								63,018	63,725	0.18
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.85%	3/31/2028		44,539	43,939	44,606	0.13
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	7.44%	11/15/2027		5,966	5,907	5,877	0.02
Broadline Retail
Peer USA LLC	(6)(8)	SOFR +	3.00%	8.35%	6/20/2031		7,000	7,021	7,016	0.02
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.95%	8/1/2028		25,610	25,314	25,916	0.08
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	8.68%	4/12/2028		4,842	4,819	4,736	0.01
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.19%	11/23/2027		19,688	19,665	19,251	0.06
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	10.72% PIK	4/23/2028	EUR	30,254	32,904	27,783	0.08
Engineered Stone Group Holdings III Ltd.	(4)(6)(10)	SOFR +	6.01%	12.57% PIK	4/23/2028		63,275	62,198	54,259	0.16
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.44%	2/26/2027		110,146	109,277	108,494	0.32
Great Day Improvements LLC	(4)(5)(7)(13)	SOFR +	5.50%	11.11%	6/13/2030		36,328	35,483	35,483	0.10
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.33%	2/25/2027		43,474	43,252	39,888	0.12
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.34%	2/25/2027		187,540	186,262	172,068	0.50
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.33%	2/25/2027		6,319	6,284	5,798	0.02
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.85%	3/12/2028		40,175	40,015	40,244	0.12
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	11.55%	9/1/2027		109,506	108,362	109,506	0.32
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	5/1/2026		147,517	146,461	146,042	0.43
Oscar Acquisitionco LLC	(4)(7)(11)	SOFR +	4.25%	9.90%	4/29/2029		5,985	6,007	5,989	0.02
Tamko Building Products, LLC	(8)	SOFR +	3.25%	8.59%	9/20/2030		2,992	3,000	2,996	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.69%	11/3/2028		25,080	24,923	25,096	0.07
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.98%	12/29/2026		56,108	55,638	54,424	0.16
								909,864	877,973	2.58
Capital Markets
AllSpring Buyer, LLC	(6)(9)	SOFR +	3.25%	8.89%	11/1/2028		709	713	709	0.00
Apex Group Treasury, LLC	(6)(9)	SOFR +	3.75%	9.33%	7/27/2028		15,063	15,042	15,101	0.04
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	5.00%	10.32%	7/27/2028		78,351	77,004	78,840	0.23
Aretec Group, Inc.	(6)(8)	SOFR +	4.00%	9.34%	8/9/2030		853	853	858	0.00
Clipper Acquisitions Corp.	(8)	SOFR +	1.75%	7.19%	3/3/2028		1,980	1,973	1,980	0.01
FFML Holdco Ltd	(4)(6)(10)	B +	6.25%	11.93%	11/30/2028	NZD	37,987	23,072	23,138	0.07
Focus Financial Partners, LLC	(9)	SOFR +	2.75%	8.09%	6/30/2028		10,918	10,912	10,919	0.03
Focus Financial Partners, LLC	(9)	SOFR +	2.50%	7.84%	6/30/2028		6,468	6,479	6,470	0.02
GTCR Everest Borrower LLC	(6)(8)	SOFR +	3.00%	8.34%	6/3/2031		20,647	20,595	20,685	0.06
Osaic Holdings Inc	(8)	SOFR +	4.00%	9.34%	8/17/2028		10,620	10,629	10,666	0.03
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	12.10%	4/30/2027		3,903	3,854	3,825	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	10.93%	12/22/2027		12,151	12,080	12,151	0.04
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	9.21%	12/1/2028		13,093	13,036	13,118	0.04
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.25%	8.59%	4/7/2028		18,416	18,417	18,463	0.05
								214,659	216,923	0.63

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
DCG Acquisition Corp.	(4)(5)(7)(10)	SOFR +	4.75%	10.08%	6/13/2031	$210,895	$208,257	$208,239	0.61%
Derby Buyer LLC	(6)(9)	SOFR +	3.50%	8.83%	11/1/2030	6,484	6,524	6,522	0.02
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	11.07%	11/15/2030	21,375	20,922	21,375	0.06
Geon Performance Solutions, LLC	(4)(10)	SOFR +	4.25%	9.85%	8/18/2028	3,598	3,581	3,618	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	4.50%	10.04%	8/30/2028	7,945	7,935	7,760	0.02
OQ Chemicals Corp	(6)(8)	SOFR +	3.50%	8.91%	10/14/2024	6	6	6	0.00
							247,225	247,520	0.72
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.33%	8/18/2028	43,634	43,146	43,969	0.13
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.19%	5/12/2028	40,938	40,883	40,827	0.12
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	8.46%	11/16/2028	11,705	11,676	11,719	0.03
APX Group, Inc.	(6)(9)	SOFR +	2.75%	8.07%	7/10/2028	17,345	17,320	17,388	0.05
Bazaarvoice, Inc.	(4)(8)	SOFR +	5.25%	10.54%	5/7/2028	382,170	382,170	382,170	1.12
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.25%	10.54%	5/7/2028	24,268	24,268	24,268	0.07
CFS Brands, LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.34%	10/2/2030	200,600	196,281	200,394	0.59
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	10.09%	3/31/2028	8,027	7,973	8,062	0.02
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.21%	3/31/2028	22,593	22,617	22,598	0.07
Divisions Holding Corp.	(4)(10)	SOFR +	4.75%	10.19%	5/27/2028	8,935	8,878	8,902	0.03
EAB Global, Inc.	(9)	SOFR +	3.25%	8.59%	8/16/2028	13,407	13,389	13,410	0.04
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	9.34%	8/31/2028	8,914	8,861	8,691	0.03
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.35%	11/17/2029	45,240	44,229	44,451	0.13
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.36%	11/17/2029	17,418	17,046	17,134	0.05
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.59%	2/1/2029	21,021	20,934	21,179	0.06
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.59%	10/2/2030	59,986	58,290	59,732	0.18
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.19%	12/15/2027	169,291	166,292	168,102	0.49
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	11.17%	12/15/2027	12,049	11,834	12,049	0.04
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.20%	12/15/2027	93,230	92,251	93,230	0.27
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.70%	12/17/2030	282,165	279,547	282,165	0.83
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	10.44%	12/10/2027	82,286	81,404	82,074	0.24
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	11.03%	10/19/2028	46,720	46,145	45,084	0.13
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.90%	10/19/2028	20,843	20,587	20,114	0.06
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.50%	10.95%	12/1/2027	187,232	185,079	187,232	0.55
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	5.00%	10.45%	12/1/2027	136,463	134,438	135,216	0.40
Pearce Intermediate Holdings, Inc	(4)(7)(11)	SOFR +	4.50%	9.94%	6/2/2027	83,578	82,487	83,552	0.25
Polyphase Elevator Holding Co.	(4)(5)(7)(11)	SOFR +	6.00%	11.43% (incl. 5.00% PIK)	6/23/2027	16,549	16,506	12,361	0.04
Prime Security Services Borrower, LLC	(8)	SOFR +	2.25%	7.58%	10/13/2030	1,500	1,509	1,501	0.00
Pye-Barker Fire & Safety LLC	(4)(5)(10)	SOFR +	4.50%	9.85%	5/24/2031	4,461	4,461	4,461	0.01
Pye-Barker Fire & Safety LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.84%	5/24/2031	5,301	5,274	5,301	0.02
The Hiller Companies LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	6/20/2030	76,021	75,024	75,019	0.22
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.21%	12/8/2028	26,931	26,850	27,022	0.08
USIC Holdings, Inc.	(10)	SOFR +	3.50%	9.10%	5/12/2028	24,313	24,244	23,568	0.07
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.48%	1/21/2029	8,986	8,957	8,938	0.03
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.59%	11/2/2027	20,046	20,072	20,108	0.06
							2,200,922	2,211,991	6.51

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	SOFR +	6.50%	12.08%	5/3/2027	$34,920	$34,590	$31,952	0.09%
Atlas Securitized Products Funding 2, L.P.	(5)(7)(8)	SOFR +	1.50%	6.84%	4/10/2026	113,253	109,894	113,253	0.33
Azuria Water Solutions Inc	(10)	SOFR +	4.25%	9.57%	5/17/2028	34,609	34,607	34,791	0.10
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.75%	8.09%	1/27/2031	7,963	7,895	7,979	0.02
Consor Intermediate II LLC	(4)(5)(7)(10)	SOFR +	4.75%	10.08%	5/10/2031	48,883	48,070	48,054	0.14
COP Home Services TopCo IV, Inc.	(4)(7)(11)	SOFR +	6.00%	11.43%	12/31/2027	210,031	206,226	209,609	0.61
Groundworks, LLC	(8)	SOFR +	3.50%	8.83%	3/14/2031	9,079	9,097	9,085	0.03
Groundworks, LLC	(7)(8)	SOFR +	3.50%	8.83%	3/14/2031	267	271	378	0.00
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	10.44%	3/2/2028	23,027	22,910	21,184	0.06
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.94%	12/16/2027	11,285	11,235	11,323	0.03
Thermostat Purchaser III, Inc.	(4)(7)(10)	SOFR +	4.25%	9.60%	8/31/2028	10,000	9,912	10,024	0.03
							494,707	497,632	1.44
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	11.23%	9/30/2028	11,357	11,114	11,357	0.03
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.23%	9/30/2027	2,587	2,503	2,587	0.01
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.08%	6/7/2031	15,400	15,355	15,452	0.05
Charter Next Generation Inc	(10)	SOFR +	3.50%	8.84%	12/1/2027	2,000	2,014	2,006	0.01
Clydesdale Acquisition Holdings Inc	(9)	SOFR +	3.68%	9.12%	4/13/2029	16,856	16,535	16,914	0.05
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.46%	8/4/2027	8,891	8,881	8,915	0.03
MAR Bidco S.à r.l.	(6)(9)	SOFR +	4.20%	9.77%	7/6/2028	3,839	3,828	3,772	0.01
Pretium PKG Holdings, Inc.	(11)(18)	SOFR +	4.60%	9.93% (incl. 1.40% PIK)	10/2/2028	22,151	21,890	19,293	0.06
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	9.32%	9/15/2028	16,273	16,273	16,332	0.05
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.96%	8/12/2028	987	984	995	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.71%	3/3/2028	13,698	13,628	13,694	0.04
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.34%	9/15/2028	21,793	21,797	21,852	0.06
							134,802	133,169	0.40
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	5.50%	11.11%	12/10/2028	7,840	7,740	7,291	0.02
BradyIFS Holdings, LLC	(4)(11)	SOFR +	6.00%	11.33%	10/31/2029	203,310	199,696	203,310	0.60
BradyIFS Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.30%	10/31/2029	13,911	13,316	13,686	0.04
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.68%	10/17/2025	5,561	5,530	5,561	0.02
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	11.25%	11/2/2026	29,802	29,447	28,833	0.08
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.50%	11.98%	6/23/2028	15,572	15,241	14,715	0.04
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.73%	6/23/2028	26,255	25,957	24,549	0.07
NDC Acquisition Corp.	(4)(5)(7)(11)	SOFR +	5.50%	10.93%	3/9/2027	21,769	21,459	21,769	0.06
PT Intermediate Holdings III LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.33% (incl. 1.75% PIK)	4/9/2030	167,194	166,779	166,759	0.49
S&S Holdings LLC	(9)	SOFR +	5.00%	10.43%	3/11/2028	6,832	6,844	6,849	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.93%	5/13/2026	82,243	81,776	81,626	0.24
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.18%	6/30/2025	63,418	62,980	63,418	0.19
Unified Door & Hardware Group, LLC	(4)(5)(11)	SOFR +	5.75%	11.18%	6/30/2025	3,113	3,060	3,113	0.01
							639,825	641,479	1.88

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.94%	12/11/2028		$20,475	$20,197	$20,480	0.06%
BPPH2 Limited	(4)(6)(8)	S +	6.87%	12.07%	3/2/2028	GBP	40,700	55,466	51,449	0.15
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	7/20/2028		943,860	938,397	943,860	2.77
Cengage Learning, Inc.	(11)	SOFR +	4.25%	9.54%	3/22/2031		8,479	8,520	8,513	0.02
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.35%	5/31/2031		55,000	54,388	54,380	0.16
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	5/31/2031		790	638	640	0.00
DTA Intermediate II Ltd.	(4)(11)	SOFR +	5.50%	10.84%	3/27/2030		51,714	50,724	51,196	0.15
DTA Intermediate II Ltd.	(4)(5)(7)(11)	SOFR +	5.50%	10.79%	3/27/2030		3,888	3,380	3,486	0.01
Element Materials Technology Group US Holdings Inc.	(6)(9)	SOFR +	4.25%	9.68%	7/6/2029		7,422	7,362	7,461	0.02
Endeavor Schools Holdings LLC	(4)(11)	SOFR +	6.25%	11.58%	7/18/2029		47,179	46,187	46,117	0.14
Endeavor Schools Holdings LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.57%	7/18/2029		8,684	8,371	8,368	0.02
Essential Services Holding Corp	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	6/17/2031		69,595	68,741	68,736	0.20
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.69%	12/31/2026		41,535	41,087	41,223	0.12
Go Car Wash Management Corp.	(4)(10)	SOFR +	6.25%	11.69%	12/31/2026		48,019	47,405	47,659	0.14
Imagine Learning, LLC	(9)	SOFR +	3.50%	8.84%	12/21/2029		65,037	64,752	65,108	0.19
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	10.48%	3/12/2029		9,790	9,724	9,840	0.03
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	10.33%	3/12/2029		27,363	26,755	27,502	0.08
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.21%	12/15/2028		17,651	17,561	17,662	0.05
Spring Education Group, Inc.	(8)	SOFR +	4.00%	9.33%	9/29/2030		13,716	13,562	13,800	0.04
Sunshine Cadence Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	5/1/2031		200,000	197,737	197,680	0.58
University Support Services, LLC	(9)	SOFR +	2.75%	8.09%	2/10/2029		9,785	9,759	9,791	0.03
								1,690,713	1,694,951	4.96
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.19%	4/28/2028		133,613	132,135	132,945	0.39
Lereta, LLC	(10)	SOFR +	5.25%	10.71%	7/30/2028		29,008	28,838	21,877	0.06
Mitchell International, Inc.	(9)	SOFR +	3.25%	8.59%	6/17/2031		65,229	64,903	64,755	0.19
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.09%	9/1/2030		19,941	19,478	19,914	0.06
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.33%	9/1/2029		1,220	1,159	1,220	0.00
RFS Opco LLC	(4)(9)	SOFR +	5.00%	10.33%	4/4/2031		30,476	30,182	30,171	0.09
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.75%	9.09%	2/24/2028		5,185	5,147	5,197	0.02
SelectQuote, Inc.	(4)(10)	SOFR +	9.50%	14.94% (incl. 3.00% PIK)	5/15/2025		266,757	266,679	240,082	0.70
Solera, LLC	(9)(18)	SOFR +	4.00%	9.59%	6/2/2028		32,664	32,445	32,690	0.10
								580,966	548,851	1.61

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified REITs
Iron Mountain Information Management LLC	(8)	SOFR +	2.25%	7.59%	1/31/2031	$5,985	$6,007	$5,967	0.02%
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	10.81%	10/1/2028	230,542	227,033	229,697	0.67
Zacapa, LLC	(6)(9)	SOFR +	4.00%	9.33%	3/22/2029	7,483	7,478	7,486	0.02
							234,511	237,183	0.69
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.25%	10.60%	3/26/2027	61,356	60,761	61,049	0.18
Qualus Power Services Corp.	(4)(5)(7)(11)	SOFR +	5.25%	10.60%	3/26/2027	52,838	51,655	52,056	0.15
Sabre Industries Inc	(9)	SOFR +	3.25%	8.69%	6/1/2028	9,477	9,457	9,414	0.03
							121,873	122,519	0.36
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	5.50%	10.93%	8/17/2028	202,355	199,786	201,917	0.59
Madison IAQ, LLC	(9)	SOFR +	2.75%	8.09%	6/21/2028	39,823	39,534	39,909	0.12
							239,320	241,826	0.71
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.44%	12/23/2026	25,125	24,915	22,989	0.07
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.40%	12/23/2026	7,541	7,503	6,900	0.02
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.42%	12/23/2026	1,934	1,925	1,770	0.01
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.34%	3/2/2028	11,946	11,932	11,491	0.03
Phoenix 1 Buyer Corp.	(4)(7)(8)	SOFR +	5.50%	10.83%	11/20/2030	43,029	42,559	43,029	0.13
							88,834	86,179	0.26

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029		$8,626	$8,468	$8,596	0.03%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	P +	5.00%	13.50%	8/17/2028		242	228	242	0.00
LPW Group Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.35%	3/15/2031		32,832	31,890	32,241	0.09
								40,586	41,079	0.12
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.97%	11/10/2028		7,603	7,555	7,629	0.02
Renaissance Holdings Corp	(9)	SOFR +	4.25%	9.60%	4/5/2030		2,524	2,529	2,525	0.01
								10,084	10,154	0.03
Food Products
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	9.35%	12/18/2026		4,855	4,872	4,868	0.01
Health Care Equipment & Supplies
Advancing Eyecare Center, Inc.	(4)(8)	SOFR +	5.75%	11.23%	6/13/2029		24,937	24,502	21,197	0.06
Auris Luxembourg III S.à r.l.	(6)(8)	SOFR +	4.25%	9.99%	2/28/2029		8,878	8,836	8,911	0.03
Bamboo US BidCo LLC	(4)(6)(7)(11)	SOFR +	6.75%	12.08% (incl. 3.38% PIK)	9/30/2030		31,399	30,357	31,342	0.09
Bamboo US BidCo LLC	(4)(6)(11)	E +	6.75%	10.62% (incl. 3.38% PIK)	9/30/2030	EUR	71,714	73,894	76,802	0.23
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.11%	11/1/2028		169,473	167,226	164,974	0.48
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.83%	11/1/2028		3,164	3,077	3,033	0.01
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	11.20%	7/6/2028		66,687	65,795	66,687	0.20
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.95%	9/13/2027		192,555	190,489	189,667	0.56
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.98%	9/13/2027		48,758	48,290	48,026	0.14
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.98%	7/20/2029		49,250	46,749	48,388	0.14
Natus Medical Incorporated	(4)(5)(7)(9)	SOFR +	4.75%	10.19%	7/21/2027		4,400	4,314	4,095	0.01
Sharp Services, LLC	(4)(8)	SOFR +	3.75%	9.08%	12/31/2028		5,203	5,203	5,242	0.02
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	10.83%	2/28/2031		49,101	48,238	48,753	0.14
								716,970	717,117	2.11
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	CA +	5.50%	10.27%	8/10/2029	CAD	253,273	193,395	185,069	0.54
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.94%	8/2/2027		5,370	5,149	5,370	0.02
ACI Group Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	10.94%	8/2/2028		116,653	114,474	116,653	0.34
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.66%	5/7/2027		10,458	10,356	10,458	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.61%	5/7/2027		8,603	8,531	8,603	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.65%	5/7/2026		892	863	892	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.66%	5/7/2027		251	249	251	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
ADMI Corp.	(9)	SOFR +	3.75%	9.21%	12/23/2027		$39,743	$39,616	$39,023	0.11%
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.25%	10.73%	2/25/2028		21,106	20,605	21,106	0.06
Canadian Hospital Specialties Ltd.	(4)(6)(11)	C +	4.50%	9.47%	4/14/2028	CAD	14,745	11,691	10,509	0.03
Canadian Hospital Specialties Ltd.	(4)(6)(10)	C +	4.50%	9.47%	4/15/2027	CAD	5,400	4,278	3,849	0.01
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	11.20%	2/24/2029	GBP	62,265	81,673	72,806	0.21
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	9.77%	2/24/2029	EUR	14,000	15,581	13,869	0.04
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	11.31%	2/24/2029		6,125	6,395	5,666	0.02
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	11.94% PIK	12/21/2028		539,227	533,191	467,780	1.37
Continental Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	4/2/2031		29,121	28,554	28,534	0.08
CSC Mkg Topco LLC	(4)(10)	SOFR +	5.75%	11.19%	2/1/2029		161,238	159,124	161,238	0.47
CSC Mkg Topco LLC	(4)(10)	SOFR +	5.75%	11.18%	2/1/2029		21,579	21,085	21,579	0.06
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.74%	4/3/2028		25,276	25,156	25,276	0.07
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	11.83%	4/3/2028		9,946	9,733	9,946	0.03
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.43%	10/4/2026		28,664	28,664	28,664	0.08
Heartland Dental LLC	(10)	SOFR +	4.50%	9.84%	4/30/2028		9,975	10,024	10,013	0.03
Inception Fertility Ventures LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.82%	4/29/2030		263,218	262,043	261,997	0.77
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.44%	10/15/2026		270,800	268,350	257,260	0.75
Kwol Acquisition, Inc.	(4)(6)(10)	SOFR +	6.25%	11.51%	12/6/2029		6,587	6,437	6,587	0.02
Kwol Acquisition, Inc.	(4)(5)(6)(7)(10)	SOFR +	6.25%	11.60%	12/6/2029		224	204	224	0.00
MB2 Dental Solutions, LLC	(4)(7)(10)	SOFR +	6.00%	11.33%	2/13/2031		38,236	37,808	38,188	0.11
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.85%	3/12/2028		8,637	8,612	7,590	0.02
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.94%	7/16/2027		495,357	493,120	450,775	1.32
Odyssey Holding Company, LLC	(4)(11)(18)	SOFR +	5.75%	11.13%	11/16/2026		59,439	59,287	59,439	0.17
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2026		4,211	4,211	4,211	0.01
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	10.35%	2/28/2028		22,672	22,568	22,653	0.07
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	5.75%	11.09%	7/8/2026		34,984	34,552	34,621	0.10
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.65%	7/8/2026		508	426	508	0.00
ONS MSO, LLC	(4)(5)(11)	SOFR +	5.75%	11.10%	7/8/2026		10,000	9,908	9,975	0.03
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.71%	12/29/2028		2,515	2,506	2,437	0.01
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	11.08%	5/12/2029		91,475	90,111	85,358	0.25
Plasma Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.09%	5/12/2028		8,101	7,915	7,125	0.02
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.10%	8/31/2029		126,926	124,989	126,926	0.37
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.35%	8/31/2029		2,489	2,468	2,464	0.01
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.69%	3/9/2026		16,869	16,869	16,869	0.05
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.35%	12/23/2028		520,738	513,209	509,024	1.49
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	11.35%	12/23/2028		47,403	45,041	45,306	0.13
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.75%	12.36% PIK	6/1/2028		685,756	679,185	666,898	1.96
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.75%	11.31%	6/18/2028		67,544	66,394	66,193	0.19
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	11.33%	6/18/2028		584	580	573	0.00
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	9.44%	6/18/2028		2,255	2,185	2,255	0.01
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	1/2/2029		179,558	177,148	178,169	0.52
Surgery Centers Holdings, Inc.	(6)(8)	SOFR +	2.75%	8.09%	12/19/2030		5,687	5,695	5,708	0.02
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.75%	3/16/2028	CAD	136,568	105,429	94,482	0.28

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	11.21%	3/16/2028		$45,905	$45,252	$43,609	0.13%
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	11.00%	9/15/2028		257,180	251,762	257,180	0.75
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	10.98%	9/15/2028		28,516	28,252	28,516	0.08
The GI Alliance Management, LLC	(4)(7)(11)	SOFR +	5.50%	10.99%	9/15/2028		55,413	53,148	54,230	0.16
TTF Holdings, LLC	(4)(10)	SOFR +	4.00%	9.46%	3/31/2028		2,753	2,742	2,750	0.01
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	11.07%	7/15/2028		9,548	9,420	9,500	0.03
UMP Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	7/15/2028		13,092	13,003	12,988	0.04
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.59%	6/18/2029		882,923	882,905	882,904	2.59
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	10.65%	11/20/2028		216,239	214,578	216,239	0.63
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.43%	11/20/2028		2,278	2,012	2,152	0.01
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	6.50%	11.93%	11/20/2028		2,682	2,682	2,682	0.01
Veonet GmbH	(6)(8)	S +	5.50%	10.70%	3/14/2029	GBP	253,448	321,549	318,381	0.93
WHCG Purchaser III, Inc.	(4)(5)(10)(17)	SOFR +	5.75%	11.34%	6/22/2028		102,373	101,266	66,542	0.20
WHCG Purchaser III, Inc.	(4)(5)(7)(10)(17)	SOFR +	5.75%	11.34%	6/22/2026		12,455	12,356	8,085	0.02
								6,316,564	6,116,727	17.90
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.59%	2/15/2029		36,374	36,107	36,300	0.11
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	10.33%	5/25/2029		385,608	380,212	385,608	1.13
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.00%	10.33%	5/25/2029		304,167	301,452	303,638	0.89
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.00%	10.33%	5/25/2029		70,172	70,172	70,172	0.21
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.93%	10/4/2029		366,993	360,142	366,993	1.08
Cotiviti, Inc.	(8)	SOFR +	3.25%	8.58%	5/1/2031		43,482	43,269	43,373	0.13
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.08% (incl. 2.35% PIK)	9/21/2026		154,816	153,706	154,816	0.45
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.08% (incl. 2.35% PIK)	11/20/2028		204,233	201,124	204,233	0.60
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	11.08% (incl. 2.35% PIK)	9/21/2026		95,654	95,733	95,654	0.28
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.48%	10/29/2028		103,345	102,106	103,345	0.30
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	11.57% (incl. 3.00% PIK)	11/8/2029		182,648	181,042	181,734	0.53
Imprivata, Inc.	(9)	SOFR +	3.50%	9.09%	12/1/2027		2,013	2,013	2,025	0.01
Neptune Holdings, Inc.	(4)(7)(11)	SOFR +	5.75%	11.04%	8/31/2030		14,925	14,553	14,925	0.04
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.21%	10/1/2027		12,904	12,940	12,954	0.04
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.54%	3/1/2028		71,173	70,055	71,173	0.21
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.56%	3/1/2028		14,758	14,624	14,758	0.04
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.71%	3/10/2028		9,134	9,109	9,159	0.03
Rocky MRA Acquisition Corp	(4)(9)	SOFR +	5.75%	11.15%	4/1/2028		164,310	162,453	164,310	0.48
Waystar Technologies, Inc.	(8)	SOFR +	2.75%	8.10%	10/22/2029		7,206	7,201	7,224	0.02
								2,218,013	2,242,394	6.58

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.59%	8/17/2028		$9,154	$9,154	$9,196	0.03%
Bally's Corp	(6)(9)	SOFR +	3.25%	8.84%	10/2/2028		9,577	9,544	9,118	0.03
Caesars Entertainment Inc	(6)(13)	SOFR +	2.75%	8.10%	2/6/2030		2,871	2,892	2,877	0.01
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	11.43%	4/2/2029		31,369	30,939	30,428	0.09
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	9.08%	1/27/2029		13,392	13,387	13,423	0.04
Flynn Restaurant Group LP	(9)	SOFR +	4.25%	9.71%	12/1/2028		7,528	7,485	7,541	0.02
IRB Holding Corp.	(10)	SOFR +	2.75%	8.18%	12/15/2027		21,534	21,545	21,550	0.06
Mic Glen, LLC	(9)	SOFR +	3.50%	8.96%	7/21/2028		12,791	12,780	12,808	0.04
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	7.09%	9/12/2030		6,484	6,468	6,476	0.02
Scientific Games Holdings LP	(9)	SOFR +	3.00%	8.31%	4/4/2029		14,778	14,785	14,766	0.04
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.34%	1/31/2031		2,993	3,007	3,009	0.01
Whatabrands LLC	(9)	SOFR +	2.75%	8.09%	8/3/2028		11,380	11,385	11,396	0.03
								143,371	142,588	0.42
Household Durables
AI Aqua Merger Sub, Inc.	(6)(9)	SOFR +	4.00%	9.33%	7/31/2028		32,473	32,376	32,567	0.10
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	9.34%	12/14/2028		6,972	6,927	6,959	0.02
CEP V Investment 11 S.à r.l.	(4)(6)(10)	SA +	6.52%	8.22%	2/11/2028	CHF	47,449	47,629	52,812	0.15
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	10.32%	2/23/2028	EUR	54,899	51,916	58,794	0.17
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	9.35%	5/19/2028		11,814	11,782	11,876	0.03
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	8.95%	8/13/2029	EUR	24,944	25,235	26,713	0.08
Excelitas Technologies Corp.	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	8/13/2029		31,088	30,368	31,039	0.09
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.35%	3/31/2028		22,819	22,756	22,850	0.07
SPX Flow, Inc.	(9)	SOFR +	3.50%	8.84%	4/5/2029		6,901	6,901	6,949	0.02
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.34%	11/19/2028		22,518	22,453	21,730	0.06
								225,967	239,722	0.69
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	10.59%	10/2/2028		55,152	54,809	55,152	0.16
Alera Group, Inc.	(4)(7)(10)	SOFR +	5.75%	11.09%	10/2/2028		3,640	3,527	3,640	0.01
Alliant Holdings Intermediate, LLC	(9)	SOFR +	3.50%	8.84%	11/6/2030		3,663	3,661	3,676	0.01
Amerilife Holdings LLC	(4)(7)(10)	SOFR +	5.75%	11.08%	8/31/2029		459,397	451,062	458,752	1.35
AmWINS Group Inc	(10)	SOFR +	2.25%	7.71%	2/19/2028		6,467	6,455	6,469	0.02
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.84%	2/14/2031		25,609	25,575	25,705	0.08
Baldwin Risk Partners, LLC	(4)(6)(9)	SOFR +	3.25%	8.59%	5/26/2031		8,237	8,221	8,248	0.02
BroadStreet Partners Inc.	(8)	SOFR +	3.25%	8.59%	6/14/2031		6,000	6,045	5,991	0.02
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	4.95%	10.27%	5/16/2029		138,161	135,535	137,904	0.40
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	10/29/2030		27,569	27,058	27,235	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	10/29/2030		12,252	11,933	11,982	0.04
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	10.58%	10/29/2030		34,702	34,360	34,702	0.10
Galway Borrower, LLC	(4)(7)(10)	SOFR +	5.25%	10.68%	9/29/2028		221,033	218,623	221,031	0.65
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.69%	9/29/2028		2,620	2,388	2,620	0.01
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	9.64%	4/23/2031	EUR	110,003	114,326	114,863	0.34
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	9.64%	4/23/2031	EUR	8,148	7,823	7,527	0.02
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	10.58%	4/14/2028		96,753	95,757	96,753	0.28
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	4/16/2028		52,143	50,811	51,317	0.15
Integrity Marketing Acquisition, LLC	(4)(7)(11)	SOFR +	6.05%	11.50%	8/27/2026		79,554	79,088	79,551	0.23

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.02%	11.37%	8/27/2026		$96,351	$95,358	$96,351	0.28%
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	6.00%	11.35%	8/27/2026	5,401		5,330	5,386	0.02
Integrity Marketing Acquisition, LLC	(4)(10)	SOFR +	6.02%	11.47%	8/27/2026	71,627		71,150	71,627	0.21
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	11.48%	8/27/2026	2,304		2,288	2,304	0.01
OneDigital Borrower LLC	(4)(9)	SOFR +	3.25%	8.60%	6/13/2031	10,000		9,988	9,988	0.03
Paisley Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	10.45%	4/18/2031	GBP	12,094	14,864	14,976	0.04
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	5.25%	9.12%	4/18/2031	EUR	7,947	8,429	8,384	0.02
PGIS Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.48%	10/16/2028	24,096		23,794	23,953	0.07
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.09%	10/16/2028	8,163		7,930	7,954	0.02
Riser Merger Sub, Inc.	(4)(5)(10)	S +	6.00%	11.20%	10/31/2029	GBP	9,245	11,054	11,686	0.03
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	6.00%	11.33%	10/31/2029	91,346		89,092	90,968	0.27
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	5.00%	10.34%	10/31/2029	14,707		14,214	14,208	0.04
RSC Acquisition, Inc.	(4)(10)	SOFR +	5.50%	10.98%	11/1/2029	129,583		128,933	129,583	0.38
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.34%	11/1/2029	47,887		47,190	47,747	0.14
SG Acquisition, Inc.	(4)(5)(7)(9)	SOFR +	5.00%	10.30%	4/3/2030	222,354		220,681	222,354	0.65
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	12.01%	1/3/2030	131,385		128,271	131,385	0.39
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	7.00%	10.87% (incl. 2.50% PIK)	8/3/2028	EUR	5,575	7,006	5,971	0.02
Tennessee Bidco Limited	(4)(6)(8)	S +	7.28%	12.46% (incl. 2.50% PIK)	7/9/2028	GBP	146,599	198,296	185,316	0.54
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.10%	12.37% (incl. 2.50% PIK)	7/9/2028	170,742		167,845	170,742	0.50
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	7.10%	12.37% (incl. 2.50% PIK)	8/3/2028	49,399		48,935	49,399	0.14
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	6.25%	11.63% (incl. 1.25% PIK)	8/3/2028	273,027		265,710	273,027	0.80
Truist Insurance Holdings, LLC	(8)	SOFR +	3.25%	8.58%	3/24/2031	38,401		38,322	38,531	0.11
Truist Insurance Holdings LLC	(4)(5)(7)(8)	SOFR +	3.25%	8.58%	5/6/2029	1,693		1,259	1,597	0.00
USI, Inc.	(8)	SOFR +	2.75%	8.08%	11/22/2029	8,868		8,868	8,879	0.03
USI, Inc.	(8)	SOFR +	2.75%	8.08%	9/29/2030	1,985		1,985	1,988	0.01
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	6.00%	11.33%	4/3/2028	43,117		41,884	42,583	0.12
								2,995,733	3,020,005	8.84
Interactive Media & Services
Arches Buyer Inc	(9)	SOFR +	3.25%	8.69%	12/6/2027	3,590		3,575	3,442	0.01
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.96%	5/30/2026	4,862		4,832	4,872	0.01
								8,407	8,314	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Internet & Direct Marketing Retail
Identity Digital Inc	(4)(11)	SOFR +	5.25%	10.78%	12/29/2027		$503,716	$502,611	$503,716	1.48%
Hoya Midco, LLC	(6)(9)	SOFR +	3.00%	8.33%	2/3/2029	9,520		9,485	9,572	0.03
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.24%	12/15/2027	553,288		547,778	533,923	1.57
								1,059,874	1,047,211	3.08
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.75%	9.16%	2/1/2031	2,531		2,538	2,542	0.01
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029	27,000		26,595	26,865	0.08
AI Altius Bidco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	10.03%	12/21/2028	27,021		26,541	27,021	0.08
AI Altius US Bidco Inc	(4)(10)	SOFR +	4.75%	10.03%	12/21/2028	218,247		216,017	218,247	0.64
Allium Buyer LLC	(4)(7)(11)	SOFR +	6.75%	12.08%	5/2/2030	1,588		1,542	1,588	0.00
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.34%	10/16/2026	19,406		19,419	18,957	0.06
Infostretch Corporation	(4)(10)	SOFR +	5.75%	11.23%	4/1/2028	179,340		177,098	166,338	0.49
Inovalon Holdings, Inc.	(4)(10)	SOFR +	6.25%	11.84% (incl. 2.75% PIK)	11/24/2028	996,427		981,799	996,427	2.92
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	6.25%	11.84% (incl. 2.75% PIK)	11/24/2028	76,226		75,175	76,226	0.22
KEN Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	11.31%	8/3/2028	GBP	13,921	16,966	17,378	0.05
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	9.60%	9/28/2029	DKK	560,750	72,495	79,918	0.23
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.63%	9/28/2029	NOK	599,094	54,754	55,690	0.16
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	9.72%	9/28/2029	SEK	243,186	21,323	22,772	0.07
Monterey Financing, S.à r.l.	(4)(6)(7)(9)	E +	6.00%	9.65%	9/28/2029	EUR	110,819	105,524	117,532	0.34
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	8.94%	2/10/2028	44,370		44,159	41,319	0.12
Park Place Technologies, LLC	(4)(7)(10)	SOFR +	5.25%	10.59%	3/25/2031	561,453		556,033	558,208	1.64
Park Place Technologies, LLC	(4)(7)(10)	SOFR +	5.25%	10.58%	3/25/2030	7,452		6,824	7,123	0.02
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.18%	10/25/2027	186,450		184,387	186,450	0.55
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.54%	5/26/2027	147,042		145,798	147,042	0.43
Redwood Services Group, LLC	(4)(10)	SOFR +	6.25%	11.69%	6/15/2029	62,413		61,344	62,413	0.18
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.19%	6/15/2028	405		307	352	0.00
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.82% (incl. 2.50% PIK)	9/28/2028	EUR	16,952	19,238	17,928	0.05
Turing Holdco, Inc.	(4)(6)(7)(8)	E +	6.00%	9.89% (incl. 2.50% PIK)	8/3/2028	EUR	6,228	7,166	6,587	0.02
Turing Holdco, Inc.	(4)(6)(7)(8)	SOFR +	6.10%	11.41% (incl. 2.50% PIK)	10/16/2028	6,543		6,901	6,461	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	11.42% (incl. 2.50% PIK)	9/28/2028	13,147		12,916	12,983	0.04
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	11.32%	8/3/2028	GBP	23,404	28,522	29,215	0.09
Turing Holdco, Inc.	(4)(5)(6)(10)	SOFR +	6.00%	11.00%	8/3/2028	31,139		30,238	30,750	0.09
Virtusa Corp.	(10)	SOFR +	3.25%	8.59%	2/15/2029	12,181		12,181	12,229	0.04
								2,913,800	2,946,561	8.64

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Leisure Products
Motion Finco, LLC	(6)(8)	SOFR +	3.50%	8.83%	11/12/2029		$12,405	$12,379	$12,423	0.04%
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.94%	12/4/2026	4,528		4,536	4,470	0.01
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	10.08%	8/27/2029	EUR	5,922	2,351	4,416	0.01
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	11.59%	8/27/2029	88,177		86,229	70,101	0.21
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.96%	12/16/2028	7,968		7,942	7,893	0.02
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	8.58%	11/30/2027	1,857		1,857	1,866	0.01
Phoenix Newco, Inc.	(6)(9)	SOFR +	3.25%	8.71%	11/15/2028	1,980		1,980	1,986	0.01
								104,895	90,732	0.27

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Chart Industries, Inc.	(6)(9)	SOFR +	3.25%	8.68%	3/16/2030		$5,467	$5,467	$5,495	0.02%
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.48%	7/21/2027		7,384	7,299	7,384	0.02
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	11.98%	7/21/2027		354	350	354	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.73%	7/21/2027		353	347	353	0.00
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	8.84%	8/31/2028		6,912	6,861	6,955	0.02
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	3.50%	8.79%	4/30/2030		17,583	17,540	17,695	0.05
								37,864	38,236	0.11
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.20%	10/29/2027		230,328	227,505	227,755	0.67
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	6.00%	9.72%	4/7/2031	EUR	51,768	54,601	53,904	0.16
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	6.00%	11.33%	4/7/2031		4,522	4,413	4,409	0.01
								286,519	286,068	0.84
Media
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.60%	4/26/2031		208,166	205,763	205,699	0.60
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.60%	4/26/2031		8,555	8,360	8,355	0.02
Digital Media Solutions, LLC	(6)(10)(17)	SOFR +	11.00%	16.57% PIK	5/25/2026		33,699	33,382	4,044	0.01
Digital Media Solutions LLC	(4)(5)(6)(10)	SOFR +	8.00%	13.61% PIK	2/25/2026		1,977	1,977	1,977	0.01
Houghton Mifflin, LLC	(7)(9)	SOFR +	4.25%	9.68%	4/7/2027		1,125	892	760	0.00
McGraw-Hill Education, Inc.	(9)	SOFR +	4.75%	10.20%	7/28/2028		18,220	18,111	18,275	0.05
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.71%	9/25/2026		28,335	28,309	23,028	0.07
Sunrise Financing Partnership	(6)(8)	SOFR +	3.00%	8.44%	1/31/2029		5,000	4,942	4,980	0.01
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	11.74%	12/22/2029	CAD	109,128	77,330	79,769	0.23
Trader Corp.	(4)(5)(6)(10)	CA +	5.50%	10.28%	12/21/2029	CAD	49,036	35,480	35,844	0.11
								414,546	382,731	1.11
Metals & Mining
American Rock Salt Company, LLC	(10)	SOFR +	4.00%	9.61%	6/9/2028		9,341	9,334	8,034	0.02
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.50%	8.83%	3/16/2027		13,289	13,242	13,314	0.04
								22,576	21,348	0.06
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.57%	8/15/2028		26,332	25,935	26,332	0.08
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.09%	12/21/2028		34,994	34,932	34,999	0.10
KKR Alberta Midstream Finance, Inc	(4)(6)(10)	SOFR +	6.25%	11.57%	8/15/2028		14,325	14,109	14,325	0.04
								74,976	75,656	0.22
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	11/12/2027		63,300	62,624	61,725	0.18
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	13.00%	11/12/2027		2,546	2,437	2,323	0.01
								65,061	64,048	0.19

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Pharmaceuticals
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(8)	E +	6.25%	10.18%	1/24/2031	EUR	97,791	$104,248	$104,571	0.31%
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(10)	SOFR +	6.25%	11.43%	1/24/2031		$1,083	905	919	0.00
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.21%	10/27/2028	EUR	60,136	58,273	64,332	0.19
Eden Acquisitionco Ltd	(4)(6)(7)(10)	SOFR +	6.25%	11.51%	11/18/2030		108,046	105,498	107,949	0.32
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	6.50%	10.90%	10/30/2028	AUD	1,000	640	651	0.00
Padagis, LLC	(6)(9)	SOFR +	4.75%	10.31%	7/6/2028		29,371	29,342	28,783	0.08
Rhea Parent, Inc.	(4)(10)	SOFR +	5.50%	10.83%	2/18/2029		202,370	199,679	202,370	0.59
								498,585	509,575	1.49
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	11.59%	5/23/2029		55,128	54,029	55,128	0.16
ALKU, LLC	(4)(10)	SOFR +	5.50%	10.84%	5/23/2029		4,988	4,895	4,925	0.01
Apex Companies, LLC	(4)(11)	SOFR +	6.25%	11.58%	1/31/2028		1,605	1,574	1,605	0.00
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.75%	11.09%	3/15/2026		320	309	310	0.00
Apex Companies, LLC	(4)(5)(11)	SOFR +	6.25%	11.59%	1/31/2028		369	361	369	0.00
APFS Staffing Holdings Inc	(9)	SOFR +	4.00%	9.34%	12/29/2028		6,116	6,091	6,108	0.02
Armor Holdco, Inc.	(6)(9)	SOFR +	4.50%	10.01%	12/11/2028		6,395	6,373	6,431	0.02
Baker Tilly Advisory Group LP	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	6/3/2031		169,479	166,165	166,123	0.49
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.09%	12/29/2028		11,631	11,538	11,651	0.03
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	9.84%	11/2/2027		20,891	20,437	20,492	0.06
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.25%	11.90%	5/18/2029		2,892	2,892	2,892	0.01
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	11.90%	5/18/2029		41,976	41,707	41,976	0.12
Chronicle Bidco, Inc.	(4)(7)(11)	SOFR +	6.25%	11.49%	3/17/2031		733	590	593	0.00
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	11.18%	12/8/2028		33,774	33,642	33,347	0.10
Claims Automation Intermediate 2, LLC	(4)(7)(10)	SOFR +	4.75%	10.18%	12/16/2027		44,688	44,172	44,688	0.13
Claims Automation Intermediate 2, LLC	(4)(7)(10)	SOFR +	4.75%	10.20%	12/16/2027		34,260	33,668	33,747	0.10
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	10.68%	8/26/2027		119,265	117,757	118,935	0.35
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	10.59%	5/26/2027		197,045	194,725	197,045	0.58
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	10.59%	11/16/2027		25,346	24,910	25,202	0.07
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.08%	4/9/2027		84,819	84,557	84,881	0.25
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	11.08%	4/14/2028		67,386	66,760	66,712	0.20
Emerald US, Inc.	(6)(8)	SOFR +	3.75%	9.35%	7/12/2028		3,829	3,826	3,832	0.01
EP Purchaser LLC	(9)	SOFR +	3.50%	9.10%	11/6/2028		9,498	9,350	9,515	0.03
G&A Partners Holding Company II, LLC	(4)(9)	SOFR +	5.50%	10.85%	3/1/2031		60,493	59,341	59,737	0.18
G&A Partners Holding Company II, LLC	(4)(7)(9)	SOFR +	5.50%	10.85%	3/1/2030		2,367	2,004	2,022	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	11.09% (incl. 2.00% PIK)	12/16/2030		1,235,190	1,225,567	1,235,190	3.62
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.43%	9/22/2028		441,601	435,678	441,601	1.30
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.33%	9/22/2028		4,244	4,204	4,244	0.01
Inmar, Inc.	(11)	SOFR +	5.50%	10.84%	5/1/2026		29,603	28,939	29,714	0.09

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.69%	12/14/2028		$95,837	$94,617	$95,837	0.28%
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	10.68%	12/22/2028		1,392	1,380	1,344	0.00
Kwor Acquisition, Inc.	(4)(5)(7)(10)	P +	4.25%	12.75%	12/22/2027		9,390	9,284	8,963	0.03
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.25%	2/25/2028		121,168	119,710	121,168	0.36
Legacy Intermediate, LLC	(4)(9)	SOFR +	5.75%	11.24%	2/25/2028		23,341	22,920	23,341	0.07
Mantech International CP	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	9/14/2029		903,634	889,141	902,435	2.65
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	6.25%	11.45%	1/31/2031	GBP	80,581	100,225	101,576	0.30
Mercury Borrower Inc	(9)	SOFR +	3.50%	8.96%	8/2/2028		41,030	40,942	41,112	0.12
Minotaur Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	10.35%	5/10/2030		99,098	96,621	96,587	0.28
MPG Parent Holdings, LLC	(4)(7)(11)	SOFR +	5.25%	10.58%	1/8/2030		18,212	17,793	18,212	0.05
Oxford Global Resources Inc	(4)(11)	SOFR +	6.00%	11.50%	8/17/2027		93,356	92,383	93,356	0.27
Oxford Global Resources Inc	(4)(5)(7)(11)	SOFR +	6.00%	11.47%	8/17/2027		8,772	8,608	8,772	0.03
Oxford Global Resources Inc	(4)(5)(9)	SOFR +	6.00%	11.33%	6/6/2030		9,974	9,777	9,974	0.03
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	11.08%	10/30/2030		117,689	115,561	117,689	0.35
Pavion Corp.	(4)(5)(6)(7)(10)	SOFR +	5.75%	11.08%	10/30/2030		23,887	23,557	23,609	0.07
Petrus Buyer Inc	(4)(7)(10)	SOFR +	5.25%	10.68%	10/17/2029		35,720	34,665	35,551	0.10
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.83%	5/18/2029		24,414	24,072	23,944	0.07
Soliant Lower Intermediate, LLC	(4)(10)	SOFR +	4.00%	9.10%	6/20/2031		50,286	49,783	50,286	0.15
STV Group, Inc.	(4)(7)(10)	SOFR +	5.00%	10.33%	3/20/2031		58,690	57,402	58,228	0.17
STV Group, Inc.	(4)(7)(10)	P +	4.00%	12.50%	3/20/2030		841	615	782	0.00
Thevelia US, LLC	(6)(9)	SOFR +	4.00%	9.48%	6/18/2029		33,946	32,872	34,238	0.10
Trinity Air Consultants Holdings Corp	(4)(10)	SOFR +	5.25%	10.66%	6/29/2028		24,735	24,539	24,735	0.07
Trinity Air Consultants Holdings Corp	(4)(7)(10)	SOFR +	5.25%	10.62%	6/29/2028		50,463	49,701	50,285	0.15
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.98%	12/21/2028		382,411	376,717	381,266	1.12
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	10.08%	6/1/2029		144,060	141,632	143,749	0.42
West Monroe Partners, LLC	(4)(10)	SOFR +	5.50%	11.10%	11/8/2028		718,882	710,237	706,302	2.07
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	5.50%	11.11%	11/8/2027		14,143	13,310	13,895	0.04
								5,844,125	5,896,251	17.30
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	10.81%	11/3/2029		33,167	32,576	33,167	0.10
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	10.83%	11/3/2029		1,250	1,176	1,250	0.00
Cushman & Wakefield US Borrower LLC	(4)(6)(9)	SOFR +	3.00%	8.34%	1/31/2030		7,461	7,461	7,471	0.02
Cushman & Wakefield US Borrower LLC	(4)(6)(9)	SOFR +	3.75%	9.09%	1/31/2030		1,600	1,614	1,612	0.00
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	2/2/2026	GBP	20,000	28,071	24,018	0.07
Neptune BidCo	(4)(5)(6)(7)(8)	E +	5.25%	9.12%	4/2/2031	EUR	5,608	5,904	5,863	0.02
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.94%	8/8/2030		79,357	78,357	79,357	0.23
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.94%	8/8/2030		15,205	14,957	15,205	0.04
								170,116	167,943	0.48

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software
Aareon Holding GmbH	(4)(6)(10)	E +	6.25%	9.97%	8/16/2030	EUR	38,317	$40,645	$41,035	0.12%
Aareon Holding GmbH	(4)(6)(10)	E +	6.25%	9.97%	8/19/2030	EUR	15,779	16,870	16,899	0.05
Analytic Partners LP	(4)(7)(10)	SOFR +	5.00%	10.33%	4/4/2028		$21,359	21,050	21,359	0.06
Anaplan Inc	(4)(5)(10)	SOFR +	5.75%	11.08%	6/21/2029	200		198	200	0.00
Anaplan, Inc.	(4)(7)(10)	SOFR +	5.75%	11.08%	6/21/2029	537,534		529,263	537,534	1.58
Aptean Inc	(4)(7)(10)	SOFR +	5.25%	10.59%	1/29/2031	39,263		38,860	39,263	0.12
Aptean Inc	(4)(7)(10)	SOFR +	5.25%	10.59%	1/29/2031	345		312	312	0.00
Apttus Corp.	(10)	SOFR +	4.00%	9.46%	5/8/2028	11,539		11,529	11,553	0.03
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	10.45%	6/28/2029	GBP	478,945	573,009	587,271	1.72
Avalara Inc	(4)(7)(10)	SOFR +	7.25%	12.58%	10/19/2028	23,077		22,628	23,077	0.07
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	11.84%	3/19/2031	46,170		45,297	45,849	0.13
Bayshore Intermediate #2 LP	(4)(5)(10)	SOFR +	5.75%	11.05%	10/1/2028	72,103		71,749	71,743	0.21
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	11.33% (incl. 2.00% PIK)	8/8/2028	69,983		69,055	69,633	0.20
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	11.30% (incl. 2.00% PIK)	8/8/2028	12,310		12,145	12,248	0.04
BlueCat Networks USA, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.33% (incl. 2.00% PIK)	8/8/2028	2,317		2,218	2,195	0.01
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	7.25%	12.59%	9/12/2029	45,513		44,430	45,263	0.13
Boxer Parent Company, Inc.	(8)	SOFR +	4.00%	9.34%	12/29/2028	14,681		14,550	14,730	0.04
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.33%	11/28/2030	502,788		497,642	502,386	1.47
CDK Global Inc.	(8)	SOFR +	3.25%	8.58%	7/6/2029	4,985		4,988	4,927	0.01
Cloud Software Group Inc	(9)	SOFR +	4.00%	9.33%	3/30/2029	7,500		7,506	7,503	0.02
Cloud Software Group Inc	(9)	SOFR +	4.50%	9.83%	3/21/2031	2,600		2,605	2,610	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	9.19%	10/8/2028	35,252		34,942	35,318	0.10
Community Brands ParentCo, LLC	(4)(7)(10)	SOFR +	5.50%	10.94%	2/24/2028	10,041		9,842	10,041	0.03
Confine Visual Bidco	(4)(6)(10)	SOFR +	5.75%	11.06%	2/23/2029	264,119		258,887	223,180	0.65
Connatix Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	11.11%	7/14/2027	107,333		106,082	102,388	0.30
ConnectWise, LLC	(9)	SOFR +	3.50%	9.10%	9/29/2028	28,176		28,121	28,021	0.08
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.21%	10/16/2028	27,003		26,932	25,563	0.07
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	11.33%	10/16/2028	34,650		33,758	34,217	0.10
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.83%	2/27/2030	1,836		1,795	1,834	0.01
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	12.08%	11/8/2030	118,659		115,686	118,332	0.35
Delta Topco, Inc.	(10)	SOFR +	3.50%	8.85%	12/1/2029	74,973		74,790	75,028	0.22
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	5.75%	10.95%	8/29/2030	GBP	14,404	17,746	18,205	0.05
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.75%	9.47%	8/29/2030	EUR	10,019	10,588	10,605	0.03
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.50%	9.22%	8/29/2030	EUR	263	275	276	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Diligent Corp	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	8/2/2030		$173,460	$171,936	$173,085	0.51%
Diligent Corp	(4)(10)	SOFR +	5.00%	10.34%	8/2/2030		29,736	29,575	29,736	0.09
Discovery Education, Inc.	(4)(10)	SOFR +	5.75%	11.18%	4/9/2029		636,906	629,815	587,546	1.72
Discovery Education, Inc.	(4)(11)	SOFR +	5.75%	11.09%	4/9/2029		65,651	64,979	60,563	0.18
DTI Holdco, Inc.	(10)	SOFR +	4.75%	10.09%	4/26/2029		24,563	24,062	24,694	0.07
DTI Holdco, Inc.	(4)(5)(7)(10)	P +	4.75%	12.25%	4/26/2027		1,200	1,200	1,172	0.00
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.75%	9.08%	5/9/2030		10,655	10,655	10,732	0.03
Elements Finco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	10.20%	4/29/2031	GBP	67,590	83,659	84,395	0.25
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	10.09%	4/29/2031		21,157	20,914	20,946	0.06
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	10.09%	4/30/2031		17,609	17,507	17,433	0.05
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.94%	10/9/2029		1,962	1,960	1,973	0.01
Epicor Software Corp	(10)	SOFR +	3.25%	8.59%	5/30/2031		4,564	4,559	4,589	0.01
Epicor Software Corp	(10)	SOFR +	3.25%	8.59%	5/30/2031		535	535	538	0.00
Episerver, Inc.	(4)(7)(11)	SOFR +	5.25%	10.73%	4/9/2026		24,718	24,556	24,433	0.07
Experity, Inc.	(4)(7)(10)	SOFR +	5.75%	11.18%	2/24/2028		133,028	131,339	133,028	0.39
Flexera Software LLC	(10)	SOFR +	3.50%	8.83%	3/3/2028		5,315	5,338	5,342	0.02
Gen Digital Inc	(6)(9)	SOFR +	2.00%	7.09%	9/12/2029		5,040	5,040	5,028	0.01
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.50%	8.84%	12/1/2027		5,785	5,784	5,820	0.02
Genuine Financial Holdings LLC	(9)	SOFR +	4.00%	9.33%	9/27/2030		3,990	4,002	3,982	0.01
Gigamon Inc.	(4)(11)	SOFR +	5.75%	11.22%	3/9/2029		425,069	419,372	425,069	1.25
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	11.20%	3/9/2029		10,310	10,151	10,310	0.03
GovernmentJobs.com, Inc.	(4)(10)	SOFR +	5.50%	10.95%	12/1/2028		165,756	164,026	165,756	0.49
GovernmentJobs.com, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.93%	12/1/2028		12,318	12,018	11,872	0.03
Granicus, Inc.	(4)(7)(10)	SOFR +	5.75%	8.82% (incl. 2.25% PIK)	1/17/2031		30,443	30,101	30,420	0.09
Graphpad Software LLC	(4)(5)(7)(10)	SOFR +	4.75%	10.08%	6/28/2031		143,417	141,959	142,444	0.42
GS Acquisitionco Inc	(4)(5)(7)(9)	SOFR +	5.25%	10.58%	5/25/2028		959	917	914	0.00
GS Acquisitionco Inc	(4)(7)(10)	SOFR +	5.25%	10.58%	5/25/2028		600	579	578	0.00
Homecare Software Solutions LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	6/14/2031		76,735	75,973	75,968	0.22
Homecare Software Solutions LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	6/14/2031		3,688	3,524	3,520	0.01
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.43%	11/19/2026		36,410	36,411	32,883	0.10
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	11.83%	1/25/2030		72,237	70,768	71,446	0.21
Idera, Inc.	(10)	SOFR +	3.50%	8.83%	3/2/2028		52,221	52,216	51,927	0.15
IGT Holding IV AB	(4)(5)(6)(8)	E +	5.00%	9.15%	3/31/2028	EUR	14,538	15,636	15,569	0.05
ION Trading Finance Ltd.	(6)(8)	SOFR +	4.00%	9.35%	4/1/2028		24,018	23,912	24,023	0.07
IQN Holding Corp	(4)(7)(10)	SOFR +	5.25%	10.60%	5/2/2029		46,141	45,837	46,141	0.14
IQN Holding Corp	(4)(7)(10)	SOFR +	5.25%	10.60%	5/2/2028		647	611	647	0.00
IRI Group Holdings Inc	(4)(10)	SOFR +	5.50%	10.85% (incl. 2.00% PIK)	12/1/2028		1,589,605	1,565,203	1,589,605	4.66
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	12/1/2027		68,402	66,890	68,402	0.20
JS Parent Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.32%	4/24/2031		81,422	80,987	80,975	0.24
Kaseya, Inc.	(4)(10)	SOFR +	5.50%	10.83%	6/25/2029		748,880	738,240	748,880	2.20
Kaseya, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.83%	6/25/2029		17,295	16,243	16,850	0.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
LD Lower Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.93%	2/8/2026		$116,275	$115,513	$115,403	0.34%
Lightbox Intermediate, LP	(4)(8)	SOFR +	5.00%	10.46%	5/9/2026		37,240	36,801	35,657	0.10
Magenta Buyer LLC	(5)(6)(10)(17)	SOFR +	5.00%	10.59%	7/27/2028		65,063	64,649	36,476	0.11
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.25%	10.45%	5/18/2029	GBP	101,601	124,714	128,434	0.38
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.25%	10.59%	5/18/2029		982,461	963,707	979,986	2.88
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	9.23%	7/31/2028		76,343	75,672	70,617	0.21
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	11.73%	6/9/2030		62,370	60,780	62,370	0.18
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	9.24%	7/31/2026		6,087	6,042	5,277	0.02
Maverick Bidco Inc.	(10)	SOFR +	3.75%	9.23%	5/18/2028		16,576	16,530	16,504	0.05
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	5.00%	10.43%	5/18/2028		69,686	67,894	68,293	0.20
McAfee Corp	(6)(9)	SOFR +	3.25%	8.58%	3/1/2029		29,796	29,796	29,803	0.09
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.93% (incl. 4.00% PIK)	10/29/2028		1,057,466	1,044,923	1,036,317	3.04
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.93%	5/2/2029		11,675	11,635	10,893	0.03
Modena Buyer LLC	(8)	SOFR +	4.50%	9.80%	7/1/2031		49,961	48,961	48,829	0.14
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	11.13%	12/1/2027		11,001	10,849	11,001	0.03
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.93%	12/1/2027		5,457	5,273	5,155	0.02
MRI Software, LLC	(4)(7)(11)	SOFR +	5.50%	10.93%	2/10/2027		68,123	68,119	67,209	0.20
MRI Software, LLC	(4)(7)(11)	SOFR +	5.75%	11.08%	2/10/2027		6,851	6,698	6,759	0.02
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	10.83%	11/9/2030		100,395	98,417	100,395	0.29
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.46% (incl. 1.50% PIK)	11/13/2028		676,359	667,967	656,068	1.92
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	10.32%	6/24/2031		39,181	38,688	38,683	0.11
Oranje Holdco Inc	(4)(5)(11)	SOFR +	7.25%	12.59%	2/1/2029		5,000	4,900	5,000	0.01
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.50%	12.83%	2/1/2029		66,000	64,581	66,000	0.19
PDI TA Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	10.58%	2/3/2031		69,063	67,873	67,971	0.20
Perforce Software, Inc.	(4)(8)	SOFR +	4.75%	10.09%	3/25/2031		20,000	19,903	20,017	0.06
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.19%	7/1/2026		15,216	15,208	15,197	0.04
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.75%	9.07%	10/28/2030		71,209	71,209	71,516	0.21
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	10.68%	7/20/2029		133,910	128,316	124,984	0.37
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	9.58%	7/20/2027		6,755	6,764	5,014	0.01
Proofpoint, Inc.	(9)	SOFR +	3.00%	8.34%	8/31/2028		6,956	6,956	6,970	0.02
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.09% (incl. 1.75% PIK)	7/19/2028		142,445	140,595	140,309	0.41
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.07%	7/19/2028		7,098	6,858	6,832	0.02
RealPage, Inc.	(9)	SOFR +	3.00%	8.46%	4/24/2028		1,960	1,956	1,909	0.01
Recorded Future Inc	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	6/28/2030		131,314	129,078	129,522	0.38

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.00%	11.44%	5/12/2027		$789	$736	$789	0.00%
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.09%	11/28/2028	43,086		42,529	43,319	0.13
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	9.44%	8/14/2026	12,413		12,425	12,450	0.04
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.00%	11.33%	8/16/2029	384,906		378,801	384,906	1.13
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	9.60%	4/30/2031	EUR	37,234	39,487	39,000	0.11
Skopima Consilio Parent LLC	(5)(7)(9)	SOFR +	4.00%	9.46%	5/12/2028	39,714		39,209	39,692	0.12
Solarwinds Holdings, Inc.	(8)	SOFR +	3.25%	8.59%	2/5/2030	2,978		2,967	2,985	0.01
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.96%	8/11/2028	13,826		13,769	13,738	0.04
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	9.15%	3/11/2027	EUR	18,915	22,634	20,257	0.06
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.94%	3/11/2027	117,327		116,492	117,327	0.34
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.18%	10/5/2028	851,217		840,847	836,321	2.45
Surf Holdings, LLC	(6)(8)	SOFR +	3.50%	8.95%	3/5/2027	12,651		12,677	12,680	0.04
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	9.33%	2/18/2027	6,828		6,811	6,586	0.02
TravelPerk Inc	(4)(5)(6)(8)		11.00%	11.00% PIK	5/2/2029	39,354		38,606	38,567	0.11
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.24%	5/5/2028	69,386		68,585	65,223	0.19
Triple Lift, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.21%	5/5/2028	5,480		5,323	4,622	0.01
Vision Solutions, Inc.	(10)	SOFR +	4.25%	9.84%	4/24/2028	40,205		40,110	39,652	0.12
VS Buyer LLC	(6)(8)	SOFR +	3.25%	8.58%	4/12/2031	9,834		9,810	9,871	0.03
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.82%	8/14/2029	81,400		79,108	81,156	0.24
XPLOR T1 LLC	(4)(8)	SOFR +	4.25%	9.60%	6/24/2031	35,000		34,825	35,000	0.10
Yellow Castle AB	(4)(6)(8)	ST +	4.75%	8.76%	7/9/2029	SEK	112,563	10,478	10,620	0.03
Yellow Castle AB	(4)(6)(9)	SA +	4.75%	6.21%	7/9/2029	CHF	10,674	10,762	11,881	0.03
Yellow Castle AB	(4)(5)(6)(10)	SA +	4.75%	6.21%	7/9/2029	CHF	3,484	3,481	3,877	0.01
Yellow Castle AB	(4)(6)(8)	E +	4.75%	8.67%	7/9/2029	EUR	31,713	31,646	33,963	0.10
Yellow Castle AB	(4)(5)(6)(7)(8)	E +	4.75%	8.67%	7/9/2029	EUR	1,639	1,702	1,756	0.01
Yellow Castle AB	(4)(5)(6)(10)	S +	4.75%	9.95%	7/9/2029	GBP	8,894	10,493	11,242	0.03
Zendesk Inc	(4)(7)(10)	SOFR +	6.25%	11.60%	11/22/2028	936,617		915,469	931,544	2.73
								14,572,589	14,550,226	42.64
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.61%	5/3/2026	36,866		36,598	36,866	0.11
EG America, LLC	(6)(8)	SOFR +	5.50%	11.14%	2/7/2028	13,815		13,484	13,671	0.04
Runner Buyer, Inc.	(10)	SOFR +	5.50%	10.96%	10/20/2028	76,245		75,227	45,250	0.13
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	10.09%	3/15/2030	7,767		7,753	7,779	0.02
								133,062	103,566	0.30
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	10.43%	2/28/2028	75,139		75,194	75,139	0.22

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.84%	1/31/2028		$14,690	$14,486	$14,552	0.04%
Hillman Group Inc	(9)	SOFR +	2.25%	7.59%	7/14/2028		3,989	3,996	3,997	0.01
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.35%	12/22/2028		15,739	15,699	15,808	0.05
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.18%	5/30/2031		44,742	44,366	44,055	0.13
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.81%	12/28/2027		45,915	45,569	44,984	0.13
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.43%	4/1/2027		81,485	80,529	78,633	0.23
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	11.33%	3/4/2030		114,821	112,304	114,247	0.34
Sunsource Borrower LLC	(8)	SOFR +	4.00%	9.42%	3/25/2031		2,993	3,000	3,002	0.01
White Cap Buyer, LLC	(9)	SOFR +	3.25%	8.59%	10/19/2029		16,915	16,873	16,963	0.05
Windsor Holdings III, LLC	(6)(8)	SOFR +	4.00%	9.34%	8/1/2030		8,903	8,903	8,972	0.03
								345,725	345,213	1.02
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.19%	11/12/2027		21,892	21,933	21,892	0.06
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	10.09%	5/15/2031		157,242	156,729	157,206	0.46
Channelside AcquisitionCo, Inc.	(4)(5)(7)(11)	SOFR +	4.75%	10.09%	5/15/2029		5,002	4,883	4,998	0.01
Enstructure LLC	(4)(5)(7)(9)(18)	SOFR +	5.00%	10.33%	6/10/2029		142,519	140,063	139,698	0.41
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.42%	5/3/2027		203,818	201,740	203,818	0.60
Frontline Road Safety, LLC	(4)(7)(10)	SOFR +	5.75%	11.33%	5/3/2027		8,974	8,682	8,693	0.03
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.73%	8/4/2027		92,312	91,360	90,465	0.27
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.70%	8/4/2027		76,609	75,960	75,077	0.22
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	9.09%	4/28/2029	EUR	236,429	244,096	253,203	0.74
Liquid Tech Solutions Holdings, LLC	(10)	SOFR +	4.75%	10.21%	3/20/2028		18,803	18,752	18,823	0.06
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/19/2027		71,919	71,093	69,762	0.20
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.15%	10/19/2027		76,521	75,914	74,225	0.22
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.15%	10/19/2027		54,921	54,838	53,273	0.16
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	10.81%	9/1/2027		47,673	47,435	47,673	0.14
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.75%	9/1/2027		1,175	1,157	1,141	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	11.20%	9/24/2027		147,820	146,228	147,820	0.43
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.75%	11.19%	9/24/2027		109,413	107,924	109,413	0.32
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.15%	9/24/2027		19,743	19,253	19,541	0.06
Sam Holding Co, Inc.	(4)(7)(11)	P +	5.00%	13.50%	3/24/2027		9,200	8,962	9,199	0.03
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.98%	7/9/2027		71,848	71,124	65,380	0.19
								1,568,126	1,571,300	4.61
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.33%	12/17/2027		21,029	21,016	21,077	0.06
Total First Lien Debt - non-controlled/non-affiliated								50,783,911	50,516,610	148.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(11)(16)(17)	SOFR +	8.35%	13.69% PIK	4/14/2029	$18,433	$15,229	$8,259	0.02%
Pigments Services, Inc.	(4)(6)(11)(16)	SOFR +	8.35%	13.69% PIK	4/14/2029	10,596	10,596	10,596	0.03
							25,825	18,855	0.05
Insurance
CFCo LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)		10.00%	10.00% PIK	9/12/2033	49,530	49,530	13,551	0.04
							62,101	13,551	0.04
Professional Services
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	11.35%	8/19/2027	222,554	220,360	222,554	0.65
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	11.35%	8/19/2027	54,133	53,566	32,821	0.10
							273,926	255,375	0.75
Total First Lien Debt - controlled/affiliated							361,852	287,781	0.84
Total First Lien Debt							51,145,763	50,804,391	148.89

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)	SOFR +	7.63%	13.23%	5/25/2029		$44,520	$44,112	$34,948	0.10%
Peraton Corp.	(10)	SOFR +	7.75%	13.18%	2/1/2029		53,259	52,800	53,580	0.16
								96,912	88,528	0.26
Air Freight & Logistics
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	7.00%	12.60%	7/26/2029		33,000	32,694	31,680	0.09
Capital Markets
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	6.75%	12.31%	7/27/2029		8,531	8,477	8,531	0.03
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	6.75%	12.34%	7/27/2029		19,622	19,696	19,622	0.06
								28,173	28,153	0.09
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	12.21%	3/30/2029		29,464	29,377	28,963	0.08
OMNIA Partners LLC	(4)(5)(8)	SOFR +	5.00%	10.35%	5/31/2032		165,000	164,184	164,175	0.48
								193,561	193,138	0.56
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	12.74%.(incl. 0.50% PIK)	8/31/2029		32,740	32,423	32,740	0.10
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2029	CAD	3,800	2,998	2,424	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	12.69%	8/19/2029	GBP	65,340	87,806	82,390	0.24
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	SOFR +	7.35%	12.68%	8/19/2029		25,000	24,574	24,500	0.07
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.18%	10/15/2027		6,537	6,469	6,210	0.02
								121,847	115,524	0.34
Health Care Technology
Imprivata, Inc.	(4)(9)	SOFR +	6.25%	11.58%	12/1/2028		44,118	43,824	42,353	0.12
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.60%	11/19/2029		24,677	24,501	23,443	0.07
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	12.34%	2/19/2029		60,975	61,114	54,725	0.16
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	16.09% PIK	11/24/2033		116,774	114,856	116,774	0.34
								175,970	171,499	0.50
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.09%	8/31/2029		45,977	45,383	41,379	0.12
LSCS Holdings, Inc.	(9)	SOFR +	8.00%	13.46%	12/17/2029		40,000	39,589	38,200	0.11
								84,972	79,579	0.23
Media
Houghton Mifflin, LLC	(4)(9)	SOFR +	8.50%	13.85%	4/8/2030		80,500	79,318	79,293	0.23
Professional Services
Celestial Saturn Parent, Inc.	(9)	SOFR +	6.50%	11.96%	6/4/2029		67,488	67,071	66,307	0.19
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	12.32%	4/7/2028		27,069	27,018	27,137	0.08
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	12.21%	6/17/2030		182,046	177,977	182,046	0.53
								272,066	275,490	0.80

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt - non-controlled/non-affiliated (continued)
Software
Cloudera, Inc.	(9)	SOFR +	6.00%	11.44%	10/8/2029	$66,697	$66,330	$66,321	0.19%
Delta Topco, Inc.	(8)	SOFR +	5.25%	10.60%	12/1/2030	87,913	87,483	89,408	0.26
HS Purchaser, LLC	(5)(10)	SOFR +	6.75%	12.20%	11/19/2027	18,000	18,062	14,063	0.04
Human Security, Inc.	(4)(11)	SOFR +	6.75%	12.09%	7/22/2027	50,000	49,463	48,875	0.14
Human Security, Inc.	(4)(5)(11)	SOFR +	6.75%	12.07%	7/22/2027	50,000	49,463	48,875	0.14
Idera, Inc.	(10)	SOFR +	6.75%	12.23%	3/2/2029	27,051	26,850	26,544	0.08
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	11.98%	7/30/2029	31,950	31,668	29,793	0.09
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	8.00%	13.34%	5/18/2029	628	616	619	0.00
Maverick Bidco Inc.	(5)(10)	SOFR +	6.75%	12.23%	5/18/2029	18,000	17,953	17,460	0.05
Vision Solutions, Inc.	(5)(10)	SOFR +	7.25%	12.84%	4/23/2029	41,439	41,247	40,040	0.12
							389,135	381,998	1.11
Trading Companies & Distributors
Icebox Holdco III, Inc.	(4)(9)	SOFR +	6.75%	12.35%	12/21/2029	14,000	13,903	14,210	0.04
Total Second Lien Debt - non-controlled/non-affiliated							1,589,299	1,557,628	4.54
Total Second Lien Debt							1,589,299	1,557,628	4.54
Unsecured Debt
Unsecured Debt- non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2031	19,784	19,268	19,487	0.06
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/27/2034	8,018	7,829	7,878	0.02
Total Unsecured Debt - non-controlled/non-affiliated							27,097	27,365	0.08
Total Unsecured Debt							27,097	27,365	0.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Diversified Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	10/23/2034	$3,000	$3,000	$2,942	0.01%
AIMCO CLO Series 2015-A	(4)(5)(6)(8)	SOFR +	6.86%	12.18%	10/17/2034	7,450	7,450	7,488	0.02
Allegro CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	6.87%	12.20%	7/20/2034	2,500	2,450	2,507	0.01
Apidos CLO XXXIII	(5)(6)(8)	SOFR +	6.61%	12.01%	10/24/2034	5,000	4,961	5,028	0.01
Apidos CLO XXXVI	(4)(5)(6)(8)	SOFR +	6.21%	11.54%	7/20/2034	8,500	8,500	8,545	0.03
Ares Loan Funding VI Ltd	(4)(5)(6)(8)	SOFR +	6.40%	11.73%	7/10/2037	2,000	2,000	2,000	0.01
Ares LX CLO LTD	(4)(5)(6)(8)	SOFR +	6.51%	11.84%	7/18/2034	5,000	4,978	4,980	0.01
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	1/25/2034	9,000	9,000	9,044	0.03
Ares XXVII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.34%	10/28/2034	5,000	4,960	5,022	0.01
Bain Capital Credit CLO 2020-4 Ltd	(4)(5)(6)(8)	SOFR +	7.98%	13.30%	10/20/2036	5,500	5,344	5,752	0.02
Bain Capital Credit CLO 2024-3 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.59%	7/16/2037	2,500	2,500	2,519	0.01
Balboa Bay Loan Funding 2021-2, Ltd.	(5)(6)(8)	SOFR +	6.86%	12.18%	1/20/2035	7,000	6,944	6,842	0.02
Balboa Bay Loan Funding 2024-1 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.60%	7/20/2037	2,300	2,300	2,317	0.01
Barings Clo Ltd 2019-IV	(4)(5)(6)(8)	SOFR +	6.40%	11.73%	7/15/2037	5,000	5,000	5,014	0.01
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	SOFR +	6.51%	11.84%	7/15/2034	6,000	6,000	6,030	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	SOFR +	6.91%	12.24%	1/18/2035	7,200	7,200	6,996	0.02
Barings CLO Ltd 2023-IV	(4)(5)(6)(8)	SOFR +	7.59%	12.91%	1/20/2037	3,000	2,971	3,166	0.01
Benefit Street Partners CLO XX	(4)(5)(6)(8)	SOFR +	7.01%	12.34%	7/15/2034	6,500	6,500	6,560	0.02
Benefit Street Partners LLC BSP 2020-21A	(4)(5)(6)(8)	SOFR +	6.96%	12.29%	10/15/2034	3,000	2,975	3,018	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	SOFR +	7.12%	12.45%	7/25/2034	2,750	2,695	2,718	0.01
Broad River Ltd 2020-1	(5)(6)(8)	SOFR +	6.76%	12.09%	7/20/2034	7,000	6,954	7,051	0.02
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.84%	7/20/2034	11,500	11,500	11,554	0.03
Carlyle US CLO 2023-5 Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.27%	1/27/2036	7,000	6,866	7,336	0.02
Carval CLO V-C, LTD.	(5)(6)(8)	SOFR +	7.01%	12.34%	10/15/2034	8,000	7,936	8,060	0.02
Carval CLO VI-C, LTD.	(5)(6)(8)	SOFR +	7.33%	12.65%	4/21/2034	8,750	8,678	8,809	0.03
Carval Clo X-C Ltd	(4)(5)(6)(8)	SOFR +	6.15%	11.48%	7/20/2037	3,000	3,000	3,023	0.01
CBAM 2018-8 Ltd	(4)(5)(6)(8)	SOFR +	7.40%	12.75%	7/15/2037	4,000	4,000	4,015	0.01
CBAM 2018-8 Ltd	(4)(5)(6)(8)	SOFR +	6.37%	11.72%	7/15/2037	1,000	961	971	0.00
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	12.39%	10/16/2034	8,000	8,000	8,068	0.02
Dryden 112 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.75%	13.07%	11/15/2036	4,900	4,789	4,970	0.01
Dryden 78 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.70%	13.02%	4/17/2037	4,000	4,000	4,100	0.01
Dryden 78 CLO Ltd	(4)(5)(6)(8)	SOFR +	6.63%	11.95%	4/17/2037	1,000	977	1,005	0.00
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.74%	8/20/2034	8,000	8,000	7,650	0.02
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	SOFR +	6.40%	11.74%	7/15/2037	5,000	5,000	5,025	0.01
Elmwood CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.82%	4/17/2036	3,500	3,465	3,468	0.01
Elmwood CLO VI, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	10/20/2034	4,000	4,000	4,046	0.01
Flatiron RR CLO 22, LLC	(4)(5)(6)(8)	SOFR +	6.46%	11.80%	10/15/2034	5,000	5,000	5,027	0.01
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.87%	12.19%	10/20/2034	13,000	12,879	12,999	0.04
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.95%	12.28%	4/15/2035	3,000	2,975	3,011	0.01
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.50%	11.82%	4/25/2036	4,000	4,000	4,029	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Diversified Financial Services (continued)
Galaxy 32 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.33%	12.65%	10/20/2036	$2,140	$2,120	$2,208	0.01%
Goldentree Loan Management US Clo 12 Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.57%	4/20/2034	6,500	6,449	6,569	0.02
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.73%	10/20/2034	6,200	6,200	6,257	0.02
Goldentree Loan Management US Clo 15 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.82%	10/20/2036	6,500	6,441	6,716	0.02
GoldenTree Loan Management US CLO 16 Ltd	(4)(5)(6)(8)	SOFR +	8.50%	13.82%	1/20/2034	4,000	3,993	4,016	0.01
Goldentree Loan Management US Clo 18 Ltd	(4)(5)(6)(8)	SOFR +	8.50%	13.82%	1/20/2037	5,000	4,933	5,048	0.01
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.59%	11.92%	7/15/2034	5,000	4,959	5,000	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	12.18%	7/15/2035	5,000	4,959	5,017	0.01
Gulf Stream Meridian GSM 2021-IIIA, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.34%	4/15/2034	1,250	1,213	1,255	0.00
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	SOFR +	7.20%	12.56%	1/30/2035	9,500	9,347	9,404	0.03
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	SOFR +	6.80%	12.10%	1/22/2035	4,000	3,967	4,012	0.01
HPS Loan Management 2024-20 Ltd	(4)(5)(6)(8)	SOFR +	6.20%	11.54%	7/25/2037	2,000	2,000	2,010	0.01
Jamestown CLO XIV, Ltd.	(4)(5)(6)(8)	SOFR +	7.46%	12.79%	10/20/2034	10,000	9,841	10,060	0.03
Jamestown CLO XV, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	12.39%	7/15/2035	3,000	2,970	2,987	0.01
Kayne CLO III, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	4/15/2032	5,000	5,007	5,036	0.01
Magnetite XXXII Ltd	(4)(5)(6)(8)	SOFR +	6.90%	12.23%	4/15/2035	5,000	5,000	5,058	0.01
MidOcean Credit CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	7.80%	13.17%	1/21/2037	9,500	9,135	9,949	0.03
MidOcean Credit CLO XIV Ltd	(4)(5)(6)(8)	SOFR +	6.56%	11.87%	4/15/2037	1,500	1,460	1,472	0.00
MidOcean Credit CLO XIV Ltd	(4)(5)(6)(8)	SOFR +	7.40%	12.71%	4/15/2037	3,500	3,500	3,532	0.01
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.35%	10/20/2034	6,500	6,500	6,509	0.02
Morgan Stanley Eaton Vance CLO 2022-17A Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.22%	7/20/2035	1,000	1,007	1,011	0.00
Neuberger Berman Loan Advisers CLO 38, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.84%	10/20/2035	11,000	11,000	11,037	0.03
OCP CLO 2021-22, Ltd.	(5)(6)(8)	SOFR +	6.86%	12.19%	12/2/2034	9,000	8,902	9,026	0.03
Octagon 55, Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	7/20/2034	11,000	10,894	10,801	0.03
Octagon Investment Partners 41, Ltd.	(4)(5)(6)(8)	SOFR +	7.39%	12.72%	10/15/2033	2,500	2,491	2,509	0.01
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	10/20/2034	4,250	4,096	4,251	0.01
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	5/21/2034	2,000	1,922	2,007	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.08%	11/14/2034	13,000	13,003	13,053	0.04
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.35%	11.67%	4/20/2035	2,500	2,500	2,525	0.01
Palmer Square CLO 2023-3 Ltd	(4)(5)(6)(8)	SOFR +	7.83%	13.21%	1/20/2037	10,000	9,904	10,393	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Diversified Financial Services (continued)
Parallel 2020-1 Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	7/20/2034	$3,500	$3,435	$3,449	0.01%
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	SOFR +	7.29%	12.61%	4/20/2035	6,000	5,852	5,925	0.02
Pikes Peak CLO 3	(4)(5)(6)(8)	SOFR +	6.87%	12.20%	10/25/2034	3,000	3,010	2,996	0.01
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.71%	12.03%	10/15/2034	6,000	6,000	6,025	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.75%	12.07%	4/20/2035	5,000	4,980	4,933	0.01
Post CLO 2024-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.80%	12.11%	4/20/2037	2,500	2,500	2,541	0.01
PPM CLO 4, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	10/18/2034	6,775	6,775	6,545	0.02
PPM CLO 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	10/18/2034	4,800	4,800	4,692	0.01
Rad CLO 14, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	1/15/2035	6,750	6,750	6,772	0.02
Rad CLO 16 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.83%	7/15/2037	5,000	5,000	4,993	0.01
Rad CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	7.73%	13.10%	1/20/2037	7,500	7,285	7,848	0.02
Rad Clo 25 Ltd	(4)(5)(6)(8)	SOFR +	6.00%	11.34%	7/20/2037	3,000	3,000	3,023	0.01
Rad CLO 3 Ltd	(4)(5)(6)(8)	SOFR +	5.88%	11.21%	7/15/2037	2,715	2,661	2,661	0.01
Rad CLO 3 Ltd	(4)(5)(6)(8)	SOFR +	7.00%	12.33%	7/15/2037	2,715	2,715	2,715	0.01
Rockford Tower CLO 2021-3, Ltd.	(4)(5)(6)(8)	SOFR +	6.98%	12.31%	10/20/2034	2,000	1,976	1,888	0.01
RR 19, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	10/15/2035	3,000	3,000	3,012	0.01
RR 20, Ltd.	(5)(6)(8)	SOFR +	7.25%	12.58%	7/15/2037	4,000	3,966	4,017	0.01
Signal Peak 7, Ltd.	(4)(5)(6)(8)	SOFR +	7.15%	12.48%	4/30/2032	3,875	3,849	3,896	0.01
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	SOFR +	6.82%	12.15%	10/25/2034	5,000	4,919	4,591	0.01
Symphony CLO 34-PS Ltd.	(4)(5)(6)(8)	SOFR +	8.15%	13.47%	7/24/2036	4,000	3,924	4,131	0.01
Symphony CLO 44 Ltd	(4)(5)(6)(8)	SOFR +	6.15%	11.50%	7/14/2037	2,500	2,500	2,512	0.01
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.84%	7/21/2034	8,000	8,000	8,022	0.02
Trinitas CLO XVI Ltd	(4)(5)(6)(8)	SOFR +	7.26%	12.59%	7/20/2034	5,000	4,827	4,788	0.01
Vibrant CLO XII Ltd.	(4)(5)(6)(8)	SOFR +	6.94%	12.27%	4/20/2034	1,000	985	990	0.00
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	SOFR +	7.32%	12.65%	7/15/2034	6,250	6,202	6,290	0.02
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.97%	12.29%	1/15/2035	8,250	8,117	8,020	0.02
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.66%	11.99%	7/19/2034	5,000	4,920	4,962	0.01
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated							498,369	503,670	1.42
Total Structured Finance Obligations - Debt Instruments							498,369	503,670	1.42

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity and other
Equity - non-controlled/non-affiliated
Aerospace & Defense
Loar Holdings Inc. - Common Equity					910,404	$12,614	$48,625	0.14%
Micross Topco, Inc. - Common Equity	(4)				116	125	141	0.00
						12,739	48,766	0.14
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				1,674	1,674	1,097	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)				1,076,923	1,077	1,497	0.00
						2,751	2,594	0.00
Capital Markets
Resolute Investment Managers, Inc. - Common Equity					48,476	1,212	242	0.00
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				893,584	894	894	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)				3,308,320	3,308	926	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Units	(4)				401,889	390	458	0.00
						3,698	1,384	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		29,194,330	28,735	39,754	0.12
DTA LP - Class A Units	(4)				2,612,843	2,613	2,613	0.01
						31,348	42,367	0.13
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interests	(4)				666,667	667	799	0.00
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				12,870	10,915	11,590	0.03
Point Broadband Holdings, LLC - Class B Units	(4)				685,760	1,955	2,455	0.01
Point Broadband Holdings, LLC - Class Additional A Units	(4)				147,380	420	528	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				2,766	2,346	2,491	0.01
						15,636	17,064	0.05
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				4,853	4,853	2,863	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)				12,237,213	$11,870	$12,727	0.04%
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)				33,000,000	43,662	54,146	0.16
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)				6,000,000	6,090	5,340	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				12,472	2,220	740	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				6,716	1,195	398	0.00
Maia Aggregator, L.P. - Class A Units	(4)				19,700,000	19,700	15,760	0.05
NC Eve, L.P. - LP Interest	(4)(6)				2,500,000	3,398	2,054	0.01
						88,135	91,165	0.28
Health Care Technology
Azalea Parent Corp - Series A-1 Preferred Shares	(4)		12.75%		91,500	89,213	91,509	0.27
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)				988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)				4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interests	(4)		6.00%		18,035	1,804	1,804	0.01
						96,946	98,018	0.29
Insurance
RSC Topco, Inc. - Preferred Shares	(4)				100	97	110	0.00
Shelf Holdco Ltd - Common Equity	(4)(6)				1,300,000	1,300	4,160	0.01
						1,397	4,270	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				25,687,196	25,687	30,311	0.09
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				6,500,000	6,500	13,390	0.04
Tricor Horizon - LP Interest	(4)(6)				14,273,892	14,396	15,130	0.04
Trinity Air Consultants Holdings Corp - Common Units	(4)				4,797	5	10	0.00
Victors CCC Topco, LP - Common Equity	(4)				9,600,000	9,600	17,568	0.05
						30,501	46,098	0.13

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Software
Connatix Parent, LLC - Class L Common Units	(4)				126,136	$1,388	$544	0.00%
Descartes Holdings, Inc - Class A Units	(4)				937,585	4,060	675	0.00
Expedition Holdco, LLC - Common Units	(4)				810,810	810	520	0.00
Knockout Intermediate Holdings I, Inc. - Preferred Shares	(4)				49,020	47,793	64,950	0.19
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		45,090	43,963	55,458	0.16
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				31,950,000	30,992	34,426	0.10
Mimecast Limited - LP Interests	(4)				75,088,584	75,089	79,594	0.23
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)				1,573	1,535	1,647	0.00
TPG IX Newark CI, L.P. - LP Interests	(4)(6)				3,846,970	3,847	3,847	0.01
Zoro - Common Equity	(4)				1,195,880	11,959	11,959	0.04
Zoro - Series A Preferred Shares	(4)		12.50%		44,535	42,976	54,444	0.16
						264,412	308,064	0.89
Transportation Infrastructure
Atlas Intermediate Holding LLC - Preferred Interest	(4)				34,238,400	33,725	33,040	0.10
Enstructure LLC - A-7 Units	(4)				3,783,785	2,805	3,859	0.01
Enstructure LLC - A-8 Units	(4)				858,469	635	876	0.00
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				58,590	6,178	11,575	0.03
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				1,485,282	1,116	1,395	0.00
						44,459	50,745	0.14
Total Equity - non-controlled/non-affiliated						625,335	745,644	2.16
Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Diversified Financial Services
MidOcean Credit CLO XV Ltd - Subordinated Notes	(4)(5)(6)(8)			7/21/2037	5,000,000	3,550	3,668	0.01
Rad Clo 25 Ltd - Subordinated Notes	(4)(5)(6)(8)			7/20/2037	5,000,000	4,317	4,318	0.01
Signal Peak CLO 11 Ltd - Subordinated Notes	(4)(5)(6)(8)			7/18/2037	5,000,000	4,450	4,451	0.01
						12,317	12,437	0.03
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated						12,317	12,437	0.03
Total Equity and other - non-controlled/non-affiliated						637,652	758,081	2.19

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)				265,556	$558	$2,079	0.01%
Total Equity - non-controlled/affiliated						558	2,079	0.01
Equity - controlled/affiliated
Chemicals
Pigments Holdings LP - LP Interests	(4)(6)(16)				3,943	0	0	0.00
Diversified Financial Services
Specialty Lending Company LLC - LLC Interest	(4)(6)(16)				276,759,000	276,759	262,783	0.77
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)				134,166,603	0	0	0.00
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)				63,589	0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)				1,500,000	1,421	2,189	0.01
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)						278,180	264,972	0.78
Total Equity and other						916,390	1,025,132	2.98
Investment in Joint Venture
BCRED Emerald JV LP - LP Interests	(6)(16)					1,815,000	1,830,280	5.37
BCRED Verdelite JV LP - LP Interests	(6)(16)					117,706	126,530	0.37
Total Investments in Joint Ventures						1,932,706	1,956,810	5.74

Total Investments - non-controlled/non-affiliated						53,536,328	53,363,354	156.28
Total Investments - non-controlled/affiliated						558	2,079	0.01
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)						640,032	552,753	1.62
Total Investments - Investments in Joint Ventures						1,932,706	1,956,810	5.74
Total Investment Portfolio						56,109,624	55,874,996	163.65
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						13,796	13,796	0.04
Other Cash and Cash Equivalents						1,620,346	1,620,346	4.75
Total Portfolio Investments, Cash and Cash Equivalents						$57,743,766	$57,509,138	168.44%

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 20.8% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$8,078	$(65)
ACI Group Holdings, Inc.	Revolver	8/2/2027	16,111	—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	17,886	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,010	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	39,500	—
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	18,693	—
Allium Buyer LLC	Revolver	5/2/2029	249	—
American Restoration Holdings, LLC	Term Loan	7/24/2030	26,991	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	1/24/2025	8,119	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	7/24/2026	21,015	—
American Restoration Holdings, LLC	Revolver	7/24/2030	7,620	—
Amerilife Holdings LLC	Revolver	8/31/2028	48,715	—
Amerilife Holdings LLC	Delayed Draw Term Loan	10/20/2026	6,683	(67)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/17/2026	115,601	(578)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Analytic Partners LP	Revolver	4/4/2028	3,261	—
Anaplan, Inc.	Revolver	6/21/2028	47,983	—
Apex Companies, LLC	Delayed Draw Term Loan	3/15/2026	419	—
Aptean Inc	Revolver	1/30/2031	3,641	—
Aptean Inc	Delayed Draw Term Loan	1/30/2026	6,750	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(270)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ascend Buyer, LLC	Revolver	9/30/2027	$5,173	$—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	12,098	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(4,307)
Atlas Securitized Products Funding 2, L.P.	Revolver	4/10/2026	36,747	—
Avalara Inc	Revolver	10/19/2028	2,308	—
Azurite Intermediate Holdings Inc.	Delayed Draw Term Loan	3/30/2026	15,390	—
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	6,840	—
Baker Tilly Advisory Group LP	Revolver	6/3/2030	37,285	(559)
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	33,896	(254)
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	3,806	—
Bamboo US BidCo LLC	Revolver	9/28/2029	6,278	—
Bazaarvoice, Inc.	Revolver	5/7/2026	45,117	—
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	76,993	(385)
Bimini Group Purchaser Inc	Revolver	4/26/2031	11,406	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2024	9,873	—
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	(22)
BPPH2 Limited	Term Loan	3/16/2028	16,398	—
BradyIFS Holdings, LLC	Revolver	10/31/2029	17,309	—
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	8,546	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	22,569	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	26,868	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	32,788	—
Caerus US 1, Inc.	Revolver	5/25/2029	54,204	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	20,176	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,917	—
CEP V Investment 11 Sarl	Delayed Draw Term Loan	6/13/2026	54,538	—
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2029	20,232	(258)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	20,572	(206)
CFS Brands, LLC	Revolver	10/2/2030	30,858	—
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	6,792	(34)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	918	(2)
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	13,756	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	7,000	(70)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	29,210	—
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	—
Chronicle Bidco, Inc.	Delayed Draw Term Loan	3/26/2026	13,265	—
Cisive Holdings Corp	Revolver	12/8/2027	4,445	(89)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2024	34,260	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	—
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(652)
Consor Intermediate II LLC	Delayed Draw Term Loan	5/10/2026	44,439	(222)
Consor Intermediate II LLC	Revolver	5/10/2031	11,850	(119)
Continental Buyer Inc	Revolver	4/2/2031	4,282	(64)
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	11,420	(86)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	13,936	(209)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	$164	$(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	11,903	—
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(31)
Cumming Group, Inc.	Revolver	11/16/2027	25,468	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	14,626	—
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	13,071	(163)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	12,081	(159)
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	36,470	—
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Diligent Corp	Delayed Draw Term Loan	4/26/2026	50,000	(375)
Diligent Corp	Revolver	8/4/2030	33,333	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,367	(71)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	19,441	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	12,961	(130)
DTI Holdco, Inc.	Revolver	4/26/2027	8,800	—
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	7,569	(96)
Elements Finco Ltd	Delayed Draw Term Loan	4/30/2027	37,680	(192)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	43,758	(438)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	12,377	—
Enstructure LLC	Delayed Draw Term Loan	6/10/2026	176,353	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	27,675	(350)
Episerver, Inc.	Revolver	4/9/2026	3,833	(38)
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp	Revolver	6/17/2030	9,056	(91)
Everbridge Holdings LLC	Term Loan	7/2/2031	34,641	—
Everbridge Holdings LLC	Delayed Draw Term Loan	7/2/2026	8,682	—
Everbridge Holdings LLC	Revolver	7/2/2031	3,464	—
Excelitas Technologies Corp.	Revolver	8/14/2028	14,780	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/12/2024	4,927	(49)
Experity, Inc.	Revolver	2/24/2028	13,452	—
Fern Bidco Ltd	Term Loan	7/1/2031	49,994	—
Fern Bidco Ltd	Delayed Draw Term Loan	7/1/2027	25,252	—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	16,269	(244)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	14,794	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	17,972	(90)
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	13,468	—
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	2,100	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,884	(110)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	23,934	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(82)
Galway Borrower, LLC	Revolver	9/30/2027	16,465	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	533	(3)
Gannett Fleming, Inc	Term Loan	8/5/2030	454,778	—
Gannett Fleming, Inc	Revolver	8/5/2030	46,614	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gigamon Inc.	Revolver	3/11/2028	$15,465	$—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	39,244	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	18,422	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2024	60,893	—
Granicus, Inc.	Revolver	1/17/2031	4,216	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2031	4,521	(23)
Graphpad Software LLC	Revolver	6/28/2031	13,945	(70)
Graphpad Software LLC	Delayed Draw Term Loan	6/28/2026	37,287	(186)
Great Day Improvements LLC	Revolver	6/13/2030	5,914	(118)
Groundworks LLC	Delayed Draw Term Loan	3/14/2026	1,294	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	17,040	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	3,900	—
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	10/28/2028	102	(3)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	30,442	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	44,077	(439)
Homecare Software Solutions LLC	Delayed Draw Term Loan	6/14/2026	26,280	—
Homecare Software Solutions LLC	Revolver	6/14/2031	11,501	—
Houghton Mifflin, LLC	Revolver	4/7/2027	17,625	—
Icefall Parent, Inc.	Revolver	1/17/2030	6,880	(69)
IG Investments Holdings, LLC	Revolver	9/22/2027	55,251	—
Inception Fertility Ventures LLC	Revolver	4/29/2030	12,329	(247)
Inception Fertility Ventures LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	653	(3)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	3,002	—
IQN Holding Corp	Revolver	5/2/2028	4,896	—
IRI Group Holdings Inc	Revolver	12/1/2027	36,509	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	2,759	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	564	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2024	230	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	5,750	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/26/2026	80,946	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	(121)
Java Buyer, Inc.	Revolver	12/15/2027	24,284	(243)
JS Parent Inc	Revolver	4/24/2031	7,880	(39)
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(626)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	39,538	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	12,225	(151)
Kona Intermediate, LLC	Term Loan	7/23/2031	213,479	—
Kona Intermediate, LLC	Delayed Draw Term Loan	7/23/2025	63,105	—
Kona Intermediate, LLC	Delayed Draw Term Loan	7/23/2026	63,422	—
Kona Intermediate, LLC	Revolver	7/23/2031	25,115	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	3,930	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	21,101	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	672	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	2,805	—
Loar Group, Inc.	Delayed Draw Term Loan	5/10/2026	100,000	—
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	(98)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magic Bidco Inc	Term Loan	7/1/2030	$43,925	$—
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	17,561	—
Magic Bidco Inc	Revolver	7/1/2030	8,092	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	68,627	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	—
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	(135)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	4,713	—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	133,060	(1,200)
Mantech International CP	Revolver	4/12/2030	111,612	—
Material Holdings, LLC	Revolver	8/17/2027	3,179	(374)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	8,029	(26)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	13,382	(22)
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,748	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(107)
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,268	—
Metis Buyer, Inc.	Revolver	5/4/2026	6,210	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	—
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(198)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2025	16,516	(165)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2026	16,516	(165)
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	17,311	—
Monterey Financing, S.à r.l.	Delayed Draw Term Loan	9/30/2024	19,804	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	2,244	(27)
More Cowbell II, LLC	Revolver	9/1/2029	1,611	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2026	4,464	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MRI Software, LLC	Revolver	2/10/2026	7,224	(235)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	30,183	—
Natus Medical Incorporated	Revolver	7/21/2027	1,850	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	30,637	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	3,008	—
Neptune Holdings, Inc.	Revolver	8/14/2030	2,000	—
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	9,042	—
Noble Midco 3 Ltd	Revolver	6/10/2030	6,028	(60)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	71,368	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	36,836	—
ONS MSO, LLC	Revolver	7/8/2026	6,492	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Oxford Global Resources Inc	Revolver	8/17/2027	9,254	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	10,906	(82)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	87,668	(438)
Park Place Technologies, LLC	Revolver	3/25/2030	58,299	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	3,902	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	15,993	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	6,996	(87)
Pearce Services, LLC	Delayed Draw Term Loan	12/29/2024	949	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	$7,135	$(143)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	18,524	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Plasma Buyer, LLC	Revolver	5/12/2028	6,365	—
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	2,038	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	67,596	(845)
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	2,489	—
Profile Products, LLC	Revolver	11/12/2027	7,340	—
Profile Products, LLC	Revolver	11/12/2027	6,700	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2024	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	11,021	—
PT Intermediate Holdings III LLC	Delayed Draw Term Loan	4/4/2026	13,445	(17)
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	9/25/2025	8,516	—
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	1,423	—
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	50,000	—
Rally Buyer, Inc.	Revolver	7/19/2028	10,647	—
Recorded Future Inc	Delayed Draw Term Loan	6/28/2026	32,625	(326)
Recorded Future Inc	Revolver	6/28/2030	15,241	(152)
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	5,379	—
Relativity ODA, LLC	Revolver	5/12/2027	4,449	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	6/4/2026	85,093	—
RoadOne Inc	Revolver	12/30/2028	275	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	8,039	—
Safety Borrower Holdings LP	Revolver	9/1/2027	2,181	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	14,800	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/19/2024	20,200	—
Scorpio BidCo SAS	Delayed Draw Term Loan	4/3/2026	7,858	(78)
Sedgwick Claims Management Services, Inc.	Term Loan	7/31/2032	227,700	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	4,787	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Skopima Consilio Parent LLC	Revolver	5/14/2026	6,300	(40)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	76,573	—
SpecialtyCare, Inc.	Revolver	6/18/2026	3,680	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	24,314	(122)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	49,255	—
Spectrum Safety Solution Purchaser, LLC	Equity	7/1/2031	22,775	—
Spectrum Safety Solution Purchaser, LLC	Term Loan	7/1/2031	326,147	—
Spectrum Safety Solution Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	68,946	—
Spectrum Safety Solution Purchaser, LLC	Revolver	7/1/2030	68,429	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2031	10,927	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	52,000	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tennessee Bidco Limited	Term Loan	7/1/2031	$90,122	$—
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	176,796	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,055	(353)
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	118,276	(1,183)
The Hiller Companies LLC	Delayed Draw Term Loan	6/20/2026	21,732	—
The Hiller Companies LLC	Revolver	6/20/2030	13,256	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(26)
Trader Corp.	Revolver	12/22/2028	8,022	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	12/31/2024	17,882	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	13,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	—
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
TTF Holdings, LLC	Revolver	7/19/2029	19,550	—
Truist Insurance Holdings LLC	Revolver	5/6/2029	18,201	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,204	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/13/2024	3,852	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
Unified Physician Management, LLC	Delayed Draw Term Loan	3/25/2026	5,000	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	15,496	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	8,924	—
Victors CCC Buyer, LLC	Delayed Draw Term Loan	12/1/2024	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
West Monroe Partners, LLC	Revolver	11/9/2027	56,571	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	31	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	53,333	(533)
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	—
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
Yellow Castle AB	Delayed Draw Term Loan	7/7/2029	11,621	—
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	9,135	(69)
Total unfunded commitments			$8,215,954	$(30,496)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair value as of June 30, 2024	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	$2,499	$—	$—	$(420)	$—	$2,079	$13
Controlled/Affiliated Investments
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	49,530	—	—	(35,979)	—	13,551	—
CFCo LLC (Benefytt Technologies, Inc.)	612	—	—	(612)	—	—	—
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Pigments Services, Inc.	9,412	—	(77)	(1,076)	—	8,259	—
Pigments Services, Inc.	9,908	733	(45)	—	—	10,596	709
Pigments Holdings LP - LP Interests	—	—	—	—	—	—	—
Material Holdings, LLC	—	220,360	—	2,194	—	222,554	1,191
Material Holdings, LLC	—	53,566	—	(20,745)	—	32,821	290
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Specialty Lending Company LLC - LLC Interest	265,631	39,285	(13,500)	(28,633)	—	262,783	—
BCRED Emerald JV LP - LP Interests	2,032,260	—	(187,500)	(14,480)	—	1,830,280	149,064
BCRED Verdelite JV LP - LP Interests	129,265	—	—	(2,735)	—	126,530	11,170
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	1,981	—	—	208	—	2,189	—
Total	$2,501,098	$313,944	$(201,122)	$(102,278)	$—	$2,511,642	$162,437

(17)Loan was on non-accrual status as of June 30, 2024. As of June 30, 2024, $54.2 million of the cost and $35.6 million of fair value of WHCG Purchaser III, Inc. is considered to be on non-accrual status.
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	14,578	CAD	20,000	9/17/2024	$(61)
Deutsche Bank AG	USD	10,934	CAD	15,000	9/18/2024	(46)
BNP Paribas US	USD	1,683	CAD	2,300	8/28/2024	—
Deutsche Bank AG	USD	11,081	CHF	9,820	9/18/2024	57
Goldman Sachs Bank USA	USD	84,115	DKK	579,731	9/18/2024	478
Deutsche Bank AG	USD	86,443	EUR	80,000	9/18/2024	440
BNP Paribas US	USD	87,387	EUR	80,200	8/28/2024	1,257
Goldman Sachs Bank USA	USD	82,978	GBP	65,000	9/18/2024	794
BNP Paribas US	USD	39,357	GBP	30,900	8/28/2024	295
Goldman Sachs Bank USA	USD	55,271	NOK	587,617	9/18/2024	49
BNP Paribas US	USD	2,843	NOK	30,100	8/28/2024	16
Goldman Sachs Bank USA	USD	24,130	NZD	39,280	9/18/2024	195
Goldman Sachs Bank USA	USD	10,574	SEK	109,749	9/17/2024	181
Goldman Sachs Bank USA	USD	23,020	SEK	239,106	9/18/2024	378
BNP Paribas US	USD	1,791	SEK	19,100	8/28/2024	(17)
Total Foreign Currency Forward Contracts						$4,016

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA	September 2024 Notes	1.75%	SOFR + 0.08%	9/15/2024	365,000		$(3,008)	$—	$5,527
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR + 0.66%	11/22/2024	500,000		(7,309)	—	6,446
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR + 0.99%	1/15/2025	500,000		(9,760)	—	5,653
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000		(30,595)	—	(5,871)
Deutsche Bank	December 2026 Notes	2.63%	SOFR + 0.26%	12/15/2026	625,000		(30,404)	—	(5,908)
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	400,000		(8,491)	—	2,598
Deutsche Bank	March 2025 Notes	4.70%	SOFR + 2.43%	3/24/2025	500,000		(10,621)	—	3,253
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA + 2.78%	4/14/2026	GBP	250,000	(13,255)	—	(835)
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR + 2.79%	5/3/2027	625,000		(26,660)	—	(8,486)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.93%	9/29/2025	600,000		(6,337)	—	(4,496)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR + 3.72%	10/11/2027	350,000		(6,614)	—	(7,077)
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR + 2.97%	9/29/2025	200,000		(2,218)	—	(1,458)
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR + 3.06%	11/27/2028	500,000		104	—	(13,578)
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR + 2.46%	1/25/2031	250,000		(4,335)	—	(4,335)
BNP Paribas US	January 2031 Notes	6.25%	SOFR + 2.45%	1/25/2031	250,000		(4,458)	—	(4,458)
Deutsche Bank	July 2029 Notes	5.95%	SOFR + 1.74%	7/16/2029	500,000		1,515	—	1,515
Total Interest Rate Swaps							$(162,446)	$—	$(31,510)
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
As of June 30, 2024, the Company's consolidated subsidiaries were BCRED Bard Peak Funding LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2024, the Company recorded $26.9 million and $33.7 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.). For the three and six months ended June 30, 2023, the Company recorded $4.6 million and $6.5 million, respectively, in non-recurring interest income.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On August 2, 2022, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), which was approved by the Board, including a majority of the trustees who are not “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). The Amended and Restated Investment Advisory Agreement altered the Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines would no longer apply if the Company’s shares become “covered securities” within the meaning of Section 18 of the Securities Act of 1933, as amended, and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Investment Advisory Agreement.
The Investment Advisory Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was renewed and approved by the Board, including a majority of the Independent Trustees, on May 1, 2024, for a one-year period ending on May 31, 2025.
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
For the three and six months ended June 30, 2024, base management fees were $104.3 million and $199.7 million, respectively. For the three and six months ended June 30, 2023, base management fees were $75.6 million and $149.2 million, respectively. As of June 30, 2024 and December 31, 2023, $104.3 million and $87.3 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $134.2 million and $259.6 million, respectively. For the three and six months ended June 30, 2023, the Company accrued income based incentive fees of $109.5 million and $210.3 million, respectively. As of June 30, 2024 and December 31, 2023, there was $134.2 million and $122.9 million, respectively, payable to the Adviser for the income based incentive fees.
For the three and six months ended June 30, 2024 and 2023, the Company accrued no capital gains incentive fees.

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
For the three and six months ended June 30, 2024, the Company incurred $1.9 million and $3.7 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred $1.4 million and $3.4 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2024 and December 31, 2023, $1.9 million and $2.3 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities, respectively.
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
For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees of $23.3 million and $44.7 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees of $0.3 million and $0.6 million, respectively, which were attributable to Class D shares.
For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $16.3 million and $31.7 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $0.1 million and $0.7 million, respectively, which were attributable to Class D shares.
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
For the three and six months ended June 30, 2024 and 2023, the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.

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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of June 30, 2024 and December 31, 2023, a wholly-owned subsidiary of the Company had committed $315.0 million and $315.0 million, respectively. As of June 30, 2024 and December 31, 2023, $38.2 million and $64.0 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.
In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures”.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$51,145,763	$50,804,391	90.9%	$45,837,261	$45,534,013	89.7%
Second lien debt	1,589,299	1,557,628	2.8	1,826,541	1,736,088	3.4
Unsecured debt	27,097	27,365	0.0	18,182	18,171	0.0
Structured finance obligations - debt instruments	498,369	503,670	0.9	443,228	436,863	0.9
Investments in joint ventures	1,932,706	1,956,810	3.5	2,120,206	2,161,525	4.3
Equity and other (1)(2)	916,390	1,025,132	1.9	776,305	857,251	1.7
Total	$56,109,624	$55,874,996	100.0%	$51,021,723	$50,743,911	100.0%
(1)Includes equity investment in SLC.
(2)“Other” includes subordinated notes representing the equity of third party managed collateralized loan obligations (“CLO”) vehicles.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	1.4%	1.4%
Air Freight & Logistics	2.2	2.6
Airlines (2)	0.0	0.1
Auto Components	0.1	0.1
Beverages	0.1	0.1
Biotechnology (2)(3)	0.0	0.0
Broadline Retail (2)	0.0	—
Building Products	1.6	2.1
Capital Markets	0.4	0.5
Chemicals	0.5	0.2
Commercial Services & Supplies	4.3	4.0
Construction Materials	0.1	0.1
Construction & Engineering	0.9	0.7
Containers & Packaging	0.2	0.3
Distributors	1.2	1.1
Diversified Consumer Services	3.1	2.7
Diversified Financial Services (1)	2.4	2.4
Diversified REITs (2)	0.0	—
Diversified Telecommunication Services	0.5	0.5
Electrical Equipment	0.4	0.5
Electronic Equipment, Instruments & Components	0.2	1.1
Electric Utilities	0.2	0.2
Energy Equipment & Services	0.1	0.1
Entertainment (2)(3)	0.0	0.0
Food Products (2)(3)	0.0	0.0
Ground Transportation (2)(3)	0.0	0.0
Health Care Equipment & Supplies	1.3	1.6
Health Care Providers & Services	11.3	11.3
Health Care Technology	4.3	4.1
Hotels, Restaurants & Leisure	0.3	0.3
Household Durables	0.1	0.1
Industrial Conglomerates	0.5	0.9
Insurance	5.4	4.7
Interactive Media & Services (2)(3)	0.0	0.0
Internet & Direct Marketing Retail	1.9	2.0
Investments in Joint Ventures	3.5	4.3
IT Services	5.6	4.4
Leisure Products (2)(3)	0.0	0.0
Life Sciences Tools & Services	0.3	0.5
Machinery (3)	0.1	0.0
Marine	0.5	0.5
Media	0.8	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	0.1	0.1

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2024	December 31, 2023
Paper & Forest Products	0.1%	0.1%
Pharmaceuticals	0.9	0.9
Professional Services	11.6	11.7
Real Estate Management & Development	0.3	0.3
Software	27.3	27.3
Specialty Retail	0.2	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.6	0.5
Transportation Infrastructure	2.9	2.7
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of June 30, 2024.
(3)Amount rounds to less than 0.1% as of December 31, 2023.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$49,643,574	$49,458,549	88.5%	145.1%
Europe	5,242,494	5,205,897	9.3	15.3
Canada	709,162	688,639	1.2	2.0
Bermuda/Cayman Islands	490,680	498,123	0.9	1.5
Australia/New Zealand and other	23,714	23,788	0.1	0.1
Total	$56,109,624	$55,874,996	100.0%	164.0%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,398,837	$45,129,324	88.9%	158.2%
Europe	4,489,832	4,500,069	8.9	15.8
Canada	669,615	657,164	1.3	2.3
Bermuda/Cayman Islands	440,117	433,445	0.9	1.5
Australia/New Zealand	23,322	23,909	0.0	0.1
Total	$51,021,723	$50,743,911	100.0%	177.9%
As of June 30, 2024 and December 31, 2023, five borrowers (across seven loans) and two borrowers (across three loans) in the portfolio were on non-accrual status, respectively.
As of June 30, 2024 and December 31, 2023, on a fair value basis, 99.8% and 99.9%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.1%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,015,227	$46,789,164	$50,804,391
Second lien debt	—	554,428	1,003,200	1,557,628
Unsecured debt	—	—	27,365	27,365
Structured finance obligations - debt instruments	—	48,833	454,837	503,670
Equity and other (1)(3)	48,625	242	976,265	1,025,132
Total	48,625	4,618,730	49,250,831	53,918,186
Investments Measured at NAV (2)	—	—	—	1,956,810
Total investments	$48,625	$4,618,730	$49,250,831	$55,874,996

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,197,276	$41,336,737	$45,534,013
Second lien debt	—	809,223	926,865	1,736,088
Unsecured debt	—	—	18,171	18,171
Structured finance obligations	—	70,964	365,899	436,863
Equity (1)	—	—	857,251	857,251
Total	$—	$5,077,463	$43,504,923	$48,582,386
Investments Measured at NAV (2)	—	—	—	2,161,525
Total investments	$—	$5,077,463	$43,504,923	$50,743,911
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
(3)“Other” includes subordinated notes representing the equity of third party managed collateralized loan obligations (“CLO”) vehicles.
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $128.1 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 1.0 year. For information regarding restrictions on Investment in joint ventures, see “Note 11. Joint Ventures”.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total Investments
Fair value, beginning of period	$43,472,178	$794,685	$26,403	$361,945	$899,828	$45,555,039
Purchases of investments	4,617,771	184,962	919	94,598	88,920	4,987,170
Proceeds from principal repayments and sales of investments	(1,681,092)	(16,091)	—	(29,270)	(13,500)	(1,739,953)
Accretion of discount/(amortization of premium)	59,172	572	22	118	—	59,884
Net realized gain (loss)	1,773	16	—	15	—	1,804
Net change in unrealized appreciation (depreciation)	(11,469)	(4,637)	21	3,500	1,017	(11,568)
Transfers into Level 3 (1)	333,863	79,293	—	67,438	—	480,594
Transfers out of Level 3 (1)	(3,032)	(35,600)	—	(43,507)	—	(82,139)
Fair value, end of period	$46,789,164	$1,003,200	$27,365	$454,837	$976,265	$49,250,831
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(1,122)	$(4,633)	$21	$3,513	$8,522	$6,301

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total Investments
Fair value, beginning of period	$41,336,737	$926,865	$18,171	$365,899	$857,251	$43,504,923
Purchases of investments	7,131,048	186,102	8,875	102,304	140,972	7,569,301
Proceeds from principal repayments and sales of investments	(2,195,994)	(228,103)	—	(47,520)	(13,500)	(2,485,117)
Accretion of discount/(amortization of premium)	96,624	4,256	40	325	—	101,245
Net realized gain (loss)	934	16	—	12	—	962
Net change in unrealized appreciation (depreciation)	(18,049)	(1,684)	279	10,654	(7,246)	(16,046)
Transfers into Level 3 (1)	439,853	132,443	—	66,075	—	638,371
Transfers out of Level 3 (1)	(1,989)	(16,695)	—	(42,912)	(1,212)	(62,808)
Fair value, end of period	$46,789,164	$1,003,200	$27,365	$454,837	$976,265	$49,250,831
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(27,279)	$472	$268	$9,765	$4,935	$(11,839)
(1)For the three and six months ended June 30, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
(2)“Other” includes subordinated notes representing the equity of third party managed collateralized loan obligations (“CLO”) vehicles.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,943,535	$1,092,027	$295,801	$779,150	$40,110,513
Purchases of investments	861,128	1,189	—	—	862,317
Proceeds from principal repayments and sales of investments	(854,802)	—	—	(827)	(855,629)
Accretion of discount/(amortization of premium)	38,565	749	53	—	39,367
Net realized gain (loss)	(15,436)	—	—	666	(14,770)
Net change in unrealized appreciation (depreciation)	(71,123)	(2,839)	7,984	3,538	(62,440)
Transfers into Level 3 (1)	28,751	—	—	—	28,751
Transfers out of Level 3 (1)	(6,761)	—	—	—	(6,761)
Fair value, end of period	$37,923,857	$1,091,126	$303,838	$782,527	$40,101,348
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(91,096)	$(3,713)	$8,398	$3,538	$(82,873)

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981
Purchases of investments	1,519,657	14,996	—	412	1,535,065
Proceeds from principal repayments and sales of investments	(1,079,635)	(5)	—	(827)	(1,080,467)
Accretion of discount/(amortization of premium)	72,858	1,550	106	—	74,514
Net realized gain (loss)	(48,938)	—	—	666	(48,272)
Net change in unrealized appreciation (depreciation)	(98,772)	(185)	10,397	24,897	(63,663)
Transfers into Level 3 (1)	199,627	—	—	—	199,627
Transfers out of Level 3 (1)	(184,484)	(77,953)	—	—	(262,437)
Fair value, end of period	$37,923,857	$1,091,126	$303,838	$782,527	$40,101,348
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(134,748)	$(1,463)	$9,714	$24,897	$(101,600)
(1)For the three and six months ended June 30, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$45,601,545	Yield Analysis	Discount rate	5.64%	30.50%	10.08%
	706,453	Market quotations	Broker quoted price	70.09	100.75	98.66
	479,189	Asset Recoverability	Market Multiple	4.75x	11.50x	8.96x
	1,977	Transaction Price	N/A
	46,789,164
Investments in second lien debt	946,637	Yield Analysis	Discount Rate	9.24%	18.25%	11.64%
	56,563	Market quotations	Broker quoted price	96.00	101.50	97.38
	1,003,200
Investments in unsecured debt	27,365	Yield Analysis	Discount Rate	12.87%	13.96%	13.65%
Investments in structured finance obligations - debt instruments	454,837	Market quotations	Broker quoted price	91.84	105.55	100.33
Investments in equity and other (2)	234,626	Market approach	Performance multiple	6.44x	30.00x	20.56x
	58,621	Option Pricing Model	Volatility	32.00%	55.00%	44.91%
	12,434	Market quotations	Broker quoted price	73.34	89.00	83.46
	407,802	Yield Analysis	Discount Rate	11.88%	19.10%	14.34%
	262,782	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	976,265
Total	$49,250,831
(1)Weighted averages are calculated based on fair value of investments.
(2)“Other” includes subordinated notes representing the equity of third party managed collateralized loan obligations (“CLO”) vehicles.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of June 30, 2024 and December 31, 2023 had they been accounted for at fair value:

	June 30, 2024	December 31, 2023
	Fair Value	Fair Value
Bard Peak Funding Facility	$236,949	$242,243
Castle Peak Funding Facility	1,122,599	1,121,681
Summit Peak Funding Facility	275,915	286,046
Denali Peak Funding Facility	562,800	562,800
Bushnell Peak Funding Facility	300,300	465,300
Granite Peak Funding Facility	563,600	563,600
Middle Peak Funding Facility	750,000	600,950
Bison Peak Funding Facility	295,200	703,200
Blanca Peak Funding Facility	1,375,090	1,375,090
Windom Peak Funding Facility	966,255	967,477
Monarch Peak Funding Facility	700,000	1,400,400
Borah Peak Funding Facility	—	130,000
Naomi Peak Funding Facility	—	385,000
Meridian Peak Funding Facility	246,000	246,000
Haydon Peak Funding Facility	—	49,000
Bear Peak Funding Facility	220,597	360,531
Revolving Credit Facility	1,877,496	1,131,025
June 2024 Notes	—	427,693
June 2026 Notes	374,909	379,251
May 2027 Notes	617,118	618,319
October 2027 Notes	353,254	368,331
September 2024 Notes	361,627	354,580
December 2026 Notes	1,143,563	1,137,187
November 2026 Eurobonds	499,914	501,901
November 2024 Notes	492,830	485,177
March 2027 Notes	923,520	921,525
January 2025 Notes	490,770	483,120
January 2029 Notes	593,476	597,773
March 2025 Notes	891,180	885,149
April 2026 UK Bonds	306,731	306,018
September 2025 Notes	808,000	814,554
November 2028 Notes	518,425	520,940
January 2031 Notes	497,420	—
July 2029 Notes	489,880	—
2021-1 BSL Notes	663,000	663,000
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	759,000	756,862
2022-1 BSL Debt	420,000	420,000
2021-2 Notes	505,800	505,800
MML 2022-2 Debt	300,472	300,273
2023-1 Notes	307,354	304,970
2024-1 Notes	244,130	—
Short-Term Borrowings	—	28,546
Total	$22,745,174	$23,061,312

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the categorization of the Company’s debt obligations as of June 30, 2024 and December 31, 2023 had they been accounted for at fair value within the hierarchy:

	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	22,745,174	23,061,312
Total debt	$22,745,174	$23,061,312
Other Assets and Liabilities
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$4,139	$—	$4,139	$508,883
Interest rate swaps	—	1,619	—	1,619	1,000,000
Total Derivative assets at fair value	$—	$5,758	$—	$5,758	$1,508,883
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(123)	$—	$(123)	$27,302
Interest rate swaps	$—	$(164,065)	$—	$(164,065)	$6,106,025
Total Derivative liabilities at fair value	$—	$(164,188)	$—	$(164,188)	$6,133,327
Cash collateral posted				$255,586

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2024 and June 30, 2023, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized appreciation (depreciation)
Foreign currency forward contract	$(3,698)	$(3,026)	$17,923	$(14,966)
Net change in unrealized appreciation (depreciation)	$(3,698)	$(3,026)	$17,923	$(14,966)
Realized gain (loss)
Foreign currency forward contract	$6,014	$(2,464)	$(383)	$2,306
Net realized gain (loss)	$6,014	$(2,464)	$(383)	$2,306

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2024 and June 30, 2023, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$15,568	$(91,271)	$(24,309)	$(23,965)
Hedged items	(15,865)	91,352	23,317	23,236
The table below presents the carrying value of unsecured borrowings as of June 30, 2024 and December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$6,881,912	$(159,649)	$6,356,700	$(136,332)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 247.7% and 221.9%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as of June 30, 2024, as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding and Bear Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.
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
As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”), serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.
Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of dollar advances until June 30, 2023, was three-month LIBOR and from June 30, 2023 until May 15, 2024, was three month term SOFR plus a 0.26% spread adjustment, and from and after May 15, 2024, is one month term SOFR), plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. From May 15, 2024 until May 15, 2027, the applicable margin on all outstanding advances is 2.15% per annum. From and after May 15, 2027, the applicable margin on all outstanding advances will be 2.65% per annum. Until June 15, 2024, Bard Peak Funding paid a commitment fee of 0.90% per annum if the unused facility amount was greater than 50% or 0.35% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. From and after June 15, 2024, Bard Peak Funding pays a commitment fee ranging from 0.70% to 2.15% per annum based on the daily unused amount of the financing commitments to the extent in excess of 25%, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender.
The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on May 15, 2027, and the Bard Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by May 15, 2029.
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
The period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 5, 2026, and the Castle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by January 5, 2028.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to April 4, 2023, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum. As of April 4, 2023, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus a spread adjustment of 0.15% per annum), plus the applicable margin of 1.95% per annum. After September 30, 2024, the applicable margin on outstanding advances will increase by 0.10% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
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
The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expired on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by June 17, 2026.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with MS. MS serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.
Prior to June 26, 2023, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum. From and after June 26, 2023, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to June 30, 2025, a spread adjustment of 0.15% per annum) plus an applicable margin of 2.07% per annum, which will increase to 2.35% per annum effective on June 30, 2025. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee from and after October 26, 2023 at a rate equal to the applicable margin for dollar advances as described above. Prior to May 7, 2024, Middle Peak Funding paid a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. From and after May 7, 2024, Middle Peak Funding pays a commitment fee ranging from 0.15% per annum to 0.25% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender.
The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on December 28, 2026, and the Middle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by June 28, 2035.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to June 8, 2023, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. From June 8, 2023 until July 24, 2024, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.60% to 2.10% per annum depending on the nature of the advances being requested. From July 24, 2024 until June 8, 2027, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.95% per annum. The applicable margin for all advances will increase by 0.30% per annum effective June 8, 2027. Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.50% per annum. Bison Peak Funding also pays an unused fee of 0.20% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to an administrative agent servicing fee and certain other fees as agreed between Bison Peak Funding and Bank of America.
Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender.
As of June 30, 2024, the period during which Bison Peak Funding may make borrowings under the Bison Peak Funding Facility expires on June 8, 2026, and the Bison Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 8, 2028. As amended on July 25, 2024, the period during which Bison Peak Funding may make borrowings under the Bison Peak Funding Facility expires on June 8, 2027, and the Bison Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 8, 2029.
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
Advances under the Blanca Peak Funding Facility bear interest at a per annum rate equal to in the case of dollar advances, three-month term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.096% per annum. Blanca Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization percentage accruing a fee at a rate equal to the applicable margin described above. Effective December 19, 2022, on any date when Blanca Peak Funding is not utilizing more than 90% of the financing commitments, Blanca Peak Funding pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount. Blanca Peak Funding also pays to Barclays an administrative agency fee, in addition to certain other fees, each as agreed between Blanca Peak Funding and Barclays.
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
On May 28, 2024, the Company reduced the committed principal of the Monarch Peak Funding Facility from $2.0 billion to $1.0 billion.
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
The current principal amount as of June 30, 2024 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of June 30, 2024, a portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $390.0 million, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of June 30, 2024, the period during which the Company may make borrowings on the Revolving Credit Facility expires on June 9, 2027 (other than with respect to the foreign currency commitments of certain lenders in the amount of $50.0 million, which expire on May 6, 2026), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by June 9, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $50.0 million, which mature on May 6, 2027), pursuant to an amortization schedule.
Prior to the effectiveness of the Revolver Amendment, as defined in Note 12, borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
On August 6, 2024, the Revolving Credit Facility was amended. For further detail on the amendment, see “Note 12. Subsequent Events”.

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
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
June 2024 Notes
On June 21, 2021, the Company entered into a Note Purchase Agreement (the “2021 Note Purchase Agreement”) governing the issuance of $435.0 million in aggregate principal amount of its 2.56% Series A Senior Notes (the “June 2024 Notes”) to qualified institutional investors in a private placement. Interest on the June 2024 Notes was due semiannually on June 3 and December 3. In addition, the Company was obligated to offer to repay the June 2024 Notes at par if certain change in control events occur. The June 2024 Notes were general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The June 2024 Notes were issued on June 21, 2021 and matured on June 21, 2024 and were paid off consistent with the terms of the 2021 Note Purchase Agreement.
In connection with the June 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the June 2024 Notes in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting of the June 2024 Notes matured on June 21, 2024.
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
Unsecured Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes, November 2028 Notes, January 2031 Notes and July 2029 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes”.
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
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
The January 2031 Notes will mature on January 25, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2031 Notes Indenture. The January 2031 Notes bear interest at a rate of 6.250% per year payable semi-annually on January 25 and July 25 of each year, commencing on July 25, 2024. The January 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the January 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the January 2031 Notes in a qualifying hedge accounting relationship.
July 2029 Notes
On May 29, 2024, the Company issued $500.0 million aggregate principal amount of 5.950% notes due in 2029 (the “July 2029 Notes”) pursuant to a supplemental indenture, dated as of May 29, 2024 (and together with the Base Indenture, the “July 2029 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The July 2029 Notes will mature on July 16, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the July 2029 Notes Indenture. The July 2029 Notes bear interest at a rate of 5.950% per year payable semi-annually on January 16 and July 16 of each year, commencing on January 16, 2025. The July 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the July 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the July 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the July 2029 Notes in a qualifying hedge accounting relationship.
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
The following table presents information on the secured and unsecured notes issued in the 2021-1 BSL Debt Securitization:

		June 30, 2024
Description	Type	Principal Outstanding	Interest Rate (3)	Credit Rating
Class A Notes	Senior Secured Floating Rate	$499,800	SOFR + 1.25%	Aaa
Class B Notes	Senior Secured Floating Rate	38,760	SOFR + 1.80%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	59,160	SOFR + 2.15%	A2
Class D Notes	Mezzanine Secured Deferrable Floating Rate	65,280	SOFR + 3.35%	Baa3
Class E Notes (1)	Junior Secured Deferrable Floating Rate	—	SOFR + 7.00%	Ba3
Total Secured Notes		663,000
Subordinated Notes (2)		156,500	None	Not rated
Total 2021-1 BSL Notes		$819,500
(1)The Class E Notes were initially issued as unfunded, undrawn class of notes, in the amount of $57.1 million, that may be funded after closing at direction of the Company.
(2)The Company retained all of the Subordinated Notes issued in the 2021-1 BSL Debt Securitization which are eliminated in consolidation.
(3)The floating rate notes include a spread adjustment to SOFR of 0.26161% included within the base rate.

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
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		June 30, 2024
Description	Type	Principal Outstanding	Interest Rate (2)	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$218,000	SOFR + 1.22%	Aaa
Class A Notes	Senior Secured Floating Rate	149,500	SOFR + 1.22%	Aaa
Class B Notes	Senior Secured Floating Rate	38,100	SOFR + 1.75%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	48,000	SOFR + 2.05%	Not rated
Class D Notes	Mezzanine Secured Deferrable Floating Rate	52,200	SOFR + 3.15%	Not rated
Total Secured Notes		505,800
Subordinated Notes (1)		97,850	None	Not rated
Total 2021-2 Notes		$603,650
(1)    The Company retained all of the Subordinated Notes issued in the 2021-2 Debt Securitization which are eliminated in consolidation.
(2)    The floating rate notes include a spread adjustment to SOFR of 0.26161% included within the base rate.
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
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		June 30, 2024
Description	Type	Principal Outstanding	Interest Rate (2)	Credit Rating
Class A Loans	Senior Secured Floating Rate	$50,000	SOFR + 1.48%	Aaa
Class A Notes	Senior Secured Floating Rate	480,000	SOFR + 1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	SOFR + 1.90%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	SOFR + 2.60%	A2
Total Secured Notes		690,000
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$1,001,000
(1)The Company retained all of the Subordinated Notes issued in the 2021-1 MML Debt Securitization which are eliminated in consolidation.
(2)The floating rate notes include a spread adjustment to SOFR of 0.26161% included within the base rate.
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

		June 30, 2024
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

		June 30, 2024
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

		June 30, 2024
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

		June 30, 2024
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

		June 30, 2024
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
As of June 30, 2024, the Company had no short-term borrowings under the Repurchase Agreements. As of December 31, 2023, the Company had $28.5 million of short-term borrowings under the Repurchase Agreements.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$236,949	$236,949	$—	$1,413,051	$1,290,430
Castle Peak Funding Facility (3)	1,600,000	1,122,599	1,122,599	—	477,401	477,376
Summit Peak Funding Facility (3)	1,375,000	275,915	275,915	—	1,099,085	1,099,085
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	300,300	300,300	—	299,700	298,863
Granite Peak Funding Facility	563,600	563,600	563,600	—	—	—
Middle Peak Funding Facility	1,000,000	750,000	750,000	—	250,000	250,000
Bison Peak Funding Facility	1,500,000	295,200	295,200	—	1,204,800	1,034,912
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	50,989
Windom Peak Funding Facility (3)	2,150,000	966,255	966,255	—	1,183,745	1,183,745
Monarch Peak Funding Facility	1,000,000	700,000	700,000	—	300,000	300,000
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	—	—	—	250,000	250,000
Bear Peak Funding Facility (3)	535,475	220,597	220,597	—	314,878	314,878
Revolving Credit Facility (4)	5,150,000	1,877,496	1,877,496	—	3,272,504	3,272,282
June 2026 Notes	400,000	400,000	398,598	1,402	—	—
May 2027 Notes (5)	625,000	625,000	597,843	1,572	—	—
October 2027 Notes (5)	350,000	350,000	339,194	4,521	—	—
September 2024 Notes (5)	365,000	365,000	361,743	246	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,177,629	11,855	—	—
November 2026 Eurobonds	535,475	535,475	531,704	3,771	—	—
November 2024 Notes (5)	500,000	500,000	492,045	642	—	—
March 2027 Notes	1,000,000	1,000,000	992,664	7,336	—	—
January 2025 Notes (5)	500,000	500,000	489,842	915	—	—
January 2029 Notes	650,000	650,000	641,911	8,089	—	—
March 2025 Notes (5)	900,000	900,000	879,112	2,135	—	—
April 2026 UK Bonds (5)	316,025	316,025	301,250	1,572	—	—
September 2025 Notes (5)	800,000	800,000	786,740	5,336	—	—
November 2028 Notes (5)	500,000	500,000	489,032	10,432	—	—
January 2031 Notes (5)	500,000	500,000	477,478	13,728	—	—
July 2029 Notes (5)	500,000	500,000	490,004	11,511	—	—
2021-1 BSL Notes	663,000	663,000	662,127	873	—	—
2021-2 Notes	505,800	505,800	504,450	1,350	—	—
MML 2021-1 Debt	690,000	690,000	686,296	3,704	—	—
MML 2022-1 Debt	759,000	759,000	754,244	4,756	—	—
2022-1 BSL Debt	420,000	420,000	418,598	1,402	—	—
MML 2022-2 Debt	300,500	300,500	298,161	2,339	—	—
2023-1 Notes	305,000	305,000	303,124	1,876	—	—
2024-1 Notes	244,000	244,000	242,262	1,738	—	—
Total	$33,552,875	$23,071,601	$22,808,852	$103,101	$10,481,274	$10,113,760

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
Under the Bard Peak Funding Facility, as of June 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 74.6 million
Under the Castle Peak Funding Facility, as of June 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of June 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 159.6 million
•Euros (EUR) 26.9 million
•British Pounds (GBP) 99.7 million
Under the Windom Peak Funding Facility, as of June 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of June 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Euros (EUR) 158.8 million
•British Pounds (GBP) 40.0 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of June 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 197.0 million
•Euros (EUR) 327.5 million
•British Pounds (GBP) 738.2 million
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
As of June 30, 2024 and December 31, 2023, $333.4 million and $311.2 million, respectively, of interest expense and $12.2 million and $11.4 million, respectively, of unused commitment fees were included in Interest payable in the Company’s Condensed Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2024, the weighted average interest rate on all borrowings outstanding (including unused fees and net discounts on unsecured debt) was 7.22% and 7.26%, respectively. For the three and six months ended June 30, 2023, the weighted average interest rate on all borrowings outstanding (including unused fees and net discounts on unsecured debt) was 6.82% and 6.56%, respectively.
For the three and six months ended June 30, 2024, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 7.43% and 7.43%, respectively, including $4.7 million and $4.7 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities. For the three and six months ended June 30, 2023, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 6.95% and 6.68%, respectively.
For the three and six months ended June 30, 2024, and the average principal debt outstanding was $23,762.5 million and $23,853.0 million, respectively. For the three and six months ended June 30, 2023, and the average principal debt outstanding was $25,238.7 million and $26,189.5 million, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$408,015	$410,769
Facility unused fees	16,677	13,344
Amortization of deferred financing costs	13,061	7,826
Amortization of original issue discount and debt issuance costs	8,102	6,741
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(15,568)	91,271
Hedged items	15,865	(91,352)
Total interest expense	$446,152	$438,599
Cash paid for interest expense	$502,652	$458,269

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$819,562	$821,794
Facility unused fees	38,083	23,867
Amortization of deferred financing costs	21,647	15,190
Amortization of original issue discount and debt issuance costs	15,931	13,242
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	24,309	23,965
Hedged items	(23,317)	(23,236)
Total interest expense	$896,215	$874,822
Cash paid for interest expense	$994,156	$963,045
Note 8. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $8,216.0 million and $5,370.8 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2024 and December 31, 2023, the Company estimates that $1,963.6 million and $399.5 million, respectively, of investments were committed but not yet funded.
As of June 30, 2024 and December 31, 2023, $502.5 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares during the three months ended June 30, 2024:

	For the three months ended June 30, 2024
	Shares	Amount
CLASS I
Subscriptions	81,033,241	$2,069,043
Share transfers between classes	1,145,385	29,248
Distributions reinvested	10,231,927	261,258
Share repurchases	(13,298,362)	(340,039)
Early repurchase deduction	—	390
Net increase (decrease)	79,112,191	$2,019,900
CLASS S
Subscriptions	34,179,709	$872,680
Share transfers between classes	(1,166,588)	(29,789)
Distributions reinvested	4,976,576	127,071
Share repurchases	(4,351,422)	(111,266)
Early repurchase deduction	—	194
Net increase (decrease)	33,638,275	$858,890
CLASS D
Subscriptions	3,744,903	$95,631
Share transfers between classes	21,203	541
Distributions reinvested	78,718	2,010
Share repurchases	(307,076)	(7,852)
Early repurchase deduction	—	9
Net increase (decrease)	3,537,748	$90,339
Total net increase (decrease)	116,288,214	$2,969,129

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the six months ended June 30, 2024:

	For the six months ended June 30, 2024
	Shares	Amount
CLASS I
Subscriptions	149,186,371	$3,800,744
Share transfers between classes	2,746,187	70,465
Distributions reinvested	19,726,815	502,526
Share repurchases	(30,900,363)	(789,067)
Early repurchase deduction	—	471
Net increase (decrease)	140,759,010	$3,585,139
CLASS S
Subscriptions	65,547,864	$1,669,764
Share transfers between classes	(2,781,630)	(71,346)
Distributions reinvested	9,506,611	242,181
Share repurchases	(8,411,668)	(214,842)
Early repurchase deduction	—	234
Net increase (decrease)	63,861,177	$1,625,991
CLASS D
Subscriptions	4,776,674	$121,838
Share transfers between classes	35,443	881
Distributions reinvested	141,406	3,603
Share repurchases	(506,916)	(12,950)
Early repurchase deduction	—	11
Net increase (decrease)	4,446,607	$113,383
Total net increase (decrease)	209,066,794	$5,324,513

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the three months ended June 30, 2023:

	For the three months ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	40,025,888	$991,563
Share transfers between classes	801,656	19,887
Distributions reinvested	7,486,630	185,625
Share repurchases	(43,026,051)	(1,069,628)
Early repurchase deduction	—	21
Net increase (decrease)	5,288,123	$127,468
CLASS S
Subscriptions	21,551,333	$534,160
Share transfers between classes	(338,831)	(8,406)
Distributions reinvested	3,241,102	80,362
Share repurchases	(5,289,207)	(131,490)
Early repurchase deduction	—	30
Net increase (decrease)	19,164,397	$474,656
CLASS D
Subscriptions	810,907	$20,071
Share transfers between classes	(462,803)	(11,481)
Distributions reinvested	28,518	707
Share repurchases	(134,805)	(3,351)
Early repurchase deduction	—	—
Net increase (decrease)	241,817	$5,946
Total net increase (decrease)	24,694,337	$608,070

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the six months ended June 30, 2023:

	For the six months ended June 30, 2023
	Shares	Amount
CLASS I
Subscriptions	58,996,813	$1,461,821
Share transfers between classes	45,581,902	1,131,859
Distributions reinvested	14,358,610	355,737
Share repurchases	(73,344,305)	(1,820,611)
Early repurchase deduction	—	78
Net increase (decrease)	45,593,020	$1,128,884
CLASS S
Subscriptions	36,034,142	$892,824
Share transfers between classes	(1,706,270)	(42,140)
Distributions reinvested	6,294,698	155,962
Share repurchases	(10,609,545)	(263,275)
Early repurchase deduction	—	169
Net increase (decrease)	30,013,025	$743,540
CLASS D
Subscriptions	2,922,621	$72,284
Share transfers between classes	(43,876,202)	(1,089,719)
Distributions reinvested	634,300	15,705
Share repurchases	(557,743)	(13,827)
Early repurchase deduction	—	11
Net increase (decrease)	(40,877,024)	$(1,015,546)
Total net increase (decrease)	34,729,021	$856,878
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the six months ended June 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	25.43	25.43	25.43
March 31, 2024	25.51	25.51	25.51
April 30, 2024	25.54	25.54	25.54
May 31, 2024	25.55	25.55	25.55
June 30, 2024	25.57	25.57	25.57

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
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable during the six months ended June 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
			$1.3200	$1,087,016

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
			$1.2117	$500,673

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
			$1.2882	$22,793

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following tables present distributions that were declared and payable during the six months ended June 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
			$1.2600	$807,405

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
			$1.1548	$347,507

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2049	$10,247
February 24, 2023	February 28, 2023	March 29, 2023	0.2048	10,343
March 23, 2023	March 31, 2023	April 28, 2023	0.2048	1,659
April 19, 2023	April 30, 2023	May 26, 2023	0.2048	1,591
May 17, 2023	May 31, 2023	June 27, 2023	0.2048	1,564
June 20, 2023	June 30, 2023	July 27, 2023	0.2048	1,649
			$1.2289	$27,053
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
Through June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares:

	For the six months ended June 30, 2024
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.3200	$1,087,016	$1.2117	$500,673	$1.2882	$22,793
Net realized gains	—	—	—	—	—	—
Total	$1.3200	$1,087,016	$1.2117	$500,673	$1.2882	$22,793

	For the six months ended June 30, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2600	$807,405	$1.1548	$347,507	$1.2289	$27,053
Net realized gains	—	—	—	—	—	—
Total	$1.2600	$807,405	$1.1548	$347,507	$1.2289	$27,053
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
During the three months ended June 30, 2024 and 2023, approximately 17,956,860 and 48,450,063 shares were repurchased, respectively. During the six months ended June 30, 2024 and 2023, approximately 39,818,947 and 84,511,593 shares were repurchased, respectively.
The following table presents the share repurchases during the six months ended June 30, 2024:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 29, 2024	21,862,087	1.9%	$25.51	March 31, 2024	$557,579	—
May 31, 2024	17,956,860	1.5%	$25.57	June 30, 2024	$458,564	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction.

The following table presents the share repurchases during the six months ended June 30, 2023:

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2024:

	For the six months ended June 30, 2024
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.39	$25.39	$25.39
Net investment income	1.45	1.34	1.42
Net change in unrealized and realized gain (loss)	0.05	0.05	0.05
Net increase (decrease) in net assets resulting from operations	1.50	1.39	1.47
Distributions from net investment income (2)	(1.32)	(1.21)	(1.29)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.32)	(1.21)	(1.29)
Early repurchase deduction fees (5)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.18	0.18	0.18
Net asset value, end of period	$25.57	$25.57	$25.57
Shares outstanding, end of period	875,338,950	437,725,435	19,899,279
Total return based on NAV (3)	6.0%	5.6%	5.9%
Ratios:
Ratio of net expenses to average net assets (4)	8.7%	9.5%	8.9%
Ratio of net investment income to average net assets (4)	11.4%	10.6%	11.2%
Portfolio turnover rate	7.8%	7.8%	7.8%
Supplemental Data:
Net assets, end of period	$22,383,884	$11,193,379	$508,861
Asset coverage ratio	247.7%	247.7%	247.7%
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
(4)For the six months ended June 30, 2024, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the six months ended June 30, 2024, the ratio of total operating expenses to average net assets was 8.7%, 9.5%, and 8.9% on Class I, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the six months ended June 30, 2023:

	For the six months ended June 30, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	1.53	1.42	1.50
Net change in unrealized and realized gain (loss) (5)	0.00	0.00	0.00
Net increase (decrease) in net assets resulting from operations	1.53	1.42	1.50
Distributions from net investment income (2)	(1.26)	(1.15)	(1.23)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.26)	(1.15)	(1.23)
Early repurchase deduction fees (5)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.27	0.27	0.27
Net asset value, end of period	$24.86	$24.86	$24.86
Shares outstanding, end of period	636,830,636	312,554,067	7,918,900
Total return based on NAV (3)	6.3%	5.9%	6.2%
Ratios:
Ratio of net expenses to average net assets (4)	10.6%	11.5%	11.0%
Ratio of net investment income to average net assets (4)	12.4%	11.6%	12.1%
Portfolio turnover rate	3.5%	3.5%	3.5%
Supplemental Data:
Net assets, end of period	$15,829,602	$7,769,195	$196,842
Asset coverage ratio	197.7%	197.7%	197.7%
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
(4)For the six months ended June 30, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the six months ended June 30, 2023, the ratio of total operating expenses to average net assets was 10.6%, 11.5% and 11.0%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.
(5)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Bard Peak Funding Facility
June 30, 2024	$236,949	$2,477	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A
Castle Peak Funding Facility
June 30, 2024	1,122,599	2,477	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Maroon Peak Funding Facility
June 30, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
June 30, 2024	275,915	2,477	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
June 30, 2024	562,800	2,477	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
June 30, 2024	300,300	2,477	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
June 30, 2024	563,600	2,477	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
June 30, 2024	750,000	2,477	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
June 30, 2024	295,200	2,477	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
June 30, 2024	1,375,090	2,477	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Windom Peak Funding Facility
June 30, 2024	$966,255	$2,477	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
June 30, 2024	700,000	2,477	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
June 30, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
2022-1 BSL WH
June 30, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
Naomi Peak Funding Facility
June 30, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
Meridian Peak Funding Facility
June 30, 2024	246,000	2,477	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
Haydon Peak Funding Facility
June 30, 2024	—	—	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
Bear Peak Funding Facility
June 30, 2024	220,597	2,477	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
Revolving Credit Facility
June 30, 2024	1,877,496	2,477	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
June 30, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
June 2026 Notes
June 30, 2024	$400,000	$2,477	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
June 30, 2024	625,000	2,477	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
October 2027 Notes
June 30, 2024	350,000	2,477	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
September 2024 Notes
June 30, 2024	365,000	2,477	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
June 30, 2024	1,250,000	2,477	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
June 30, 2024	535,475	2,477	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
June 30, 2024	500,000	2,477	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
June 30, 2024	1,000,000	2,477	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
June 30, 2024	500,000	2,477	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
January 2029 Notes
June 30, 2024	$650,000	$2,477	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
March 2025 Notes
June 30, 2024	900,000	2,477	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
April 2026 UK Bonds
June 30, 2024	316,025	2,477	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
September 2025 Notes
June 30, 2024	800,000	2,477	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
November 2028 Notes
June 30, 2024	500,000	2,477	—	N/A
December 31, 2023	500,000	2,219	—	N/A
January 2031 Notes
June 30, 2024	500,000	2,477	—	N/A
July 2029 Notes
June 30, 2024	500,000	2,477	—	N/A
2021-1 BSL Notes
June 30, 2024	663,000	2,477	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
June 30, 2024	505,800	2,477	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
June 30, 2024	690,000	2,477	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
June 30, 2024	759,000	2,477	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2022-1 BSL Debt
June 30, 2024	$420,000	$2,477	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
MML 2022-2 Debt
June 30, 2024	300,500	2,477	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
2023-1 Notes
June 30, 2024	305,000	2,477	—	N/A
December 31, 2023	305,000	2,219	—	N/A
2024-1 Notes
June 30, 2024	244,000	2,477	—	N/A
Short-Term Borrowings
June 30, 2024	—	—	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
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
As of June 30, 2024 and December 31, 2023, the aggregate principal amount of indebtedness outstanding was $23.1 billion and $23.4 billion, respectively.

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
The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV. As of June 30, 2024 and December 31, 2023, the Company had made capital contributions (net of returns of capital) of $1,815.0 million and $2,002.5 million, respectively, and the Emerald JV Partner had made capital contributions (net of returns of capital) of $605.0 million and $667.5 million, respectively.
As of June 30, 2024 and December 31, 2023, $435.0 million and $247.5 million, respectively, of capital remained uncalled from the Company and $145.0 million and $82.5 million, respectively, of capital remained uncalled from the Emerald JV Partner. As of June 30, 2024 and December 31, 2023, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV were 75% and 25%, respectively.
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
The Company's investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Emerald JV as of June 30, 2024:

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.46%	1/29/2027	$2,931	$2,872	$2,942	0.12%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.86%	5/25/2028	9,768	9,494	7,246	0.30
Peraton Corp.	(10)	SOFR +	3.75%	9.19%	2/1/2028	15,345	15,343	15,365	0.63
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	8.09%	12/6/2028	2,933	2,942	2,940	0.12
							30,651	28,493	1.17
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.26%	6/11/2027	24,116	23,984	23,453	0.96
Clue Opco LLC	(10)	SOFR +	4.50%	9.83%	12/19/2030	3,226	3,158	3,017	0.12
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.72%	12/9/2026	31,256	31,256	31,256	1.28
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.23%	12/31/2028	26,504	26,161	24,715	1.01
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.48%	12/30/2026	34,788	34,685	25,743	1.05
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.25%	9.85%	7/26/2028	4,786	4,754	4,806	0.20
							123,998	112,990	4.62
Airlines
American Airlines, Inc.	(10)	SOFR +	4.75%	10.34%	4/20/2028	3,052	3,123	3,157	0.13
Brown Group Holdings, LLC	(9)	SOFR +	2.75%	8.19%	6/7/2028	5,855	5,671	5,859	0.24
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.21%	9/23/2028	5,865	5,742	5,875	0.24
							14,536	14,891	0.61
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.85%	3/31/2028	14,771	14,737	14,793	0.61
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.68%	4/12/2028	1,462	1,444	1,430	0.06
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.44%	2/26/2027	19,350	19,299	19,059	0.78
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.85%	3/12/2028	4,873	4,834	4,881	0.20
Latham Pool Products, Inc.	(7)(9)	SOFR +	4.00%	9.44%	2/23/2029	26,740	26,174	25,676	1.05
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	5/1/2026	27,400	27,400	27,126	1.11
Tamko Building Product, LLC	(8)	SOFR +	3.25%	8.59%	9/20/2030	2,939	2,939	2,943	0.12
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.69%	11/3/2028	14,849	14,821	14,859	0.61
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.98%	12/29/2026	9,899	9,899	9,602	0.39
							106,810	105,576	4.32
Capital Markets
AllSpring Buyer, LLC	(9)	SOFR +	3.25%	8.89%	11/1/2028	535	537	534	0.02
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.33%	7/27/2028	1,075	1,064	1,078	0.04
Apex Group Treasury, LLC	(4)(9)	SOFR +	5.00%	10.32%	7/27/2028	61,070	58,151	61,452	2.52
Citco Funding LLC	(9)	SOFR +	2.75%	8.10%	4/27/2028	7,247	7,238	7,280	0.30
Osaic Holdings Inc	(8)	SOFR +	4.00%	9.34%	8/17/2028	9,003	9,003	9,042	0.37
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	12.10%	4/30/2027	946	934	927	0.04
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	10.93%	12/22/2027	90,087	89,255	90,087	3.69
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	9.21%	12/1/2028	1,950	1,958	1,954	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.25%	8.59%	4/7/2028	13,581	13,562	13,616	0.56
							181,702	185,970	7.62

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Chemicals
Derby Buyer LLC	(9)	SOFR +	4.25%	9.56%	11/1/2030	$3,226	$3,242	$3,245	0.13%
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.35%	13.69% PIK	4/14/2029	5,667	4,682	2,539	0.10
Pigments Services, Inc.	(4)(11)	SOFR +	8.35%	13.69% PIK	4/14/2029	3,257	3,257	3,257	0.13
							11,181	9,041	0.36
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.33%	8/18/2028	19,462	19,040	19,612	0.80
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.19%	5/12/2028	18,060	17,897	18,011	0.74
Anticimex, Inc.	(9)	SOFR +	3.15%	8.46%	11/16/2028	4,891	4,744	4,897	0.20
Anticimex, Inc.	(9)	SOFR +	3.40%	8.71%	11/16/2028	24,563	24,563	24,721	1.01
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.21%	3/31/2028	3,495	3,495	3,495	0.14
EAB Global, Inc.	(9)	SOFR +	3.25%	8.59%	8/16/2028	4,880	4,818	4,881	0.20
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	8.21%	1/31/2027	6,000	5,932	6,009	0.25
Foundational Education Group, Inc.	(4)(9)	SOFR +	3.75%	9.34%	8/31/2028	3,910	3,814	3,812	0.16
Garda World Security Corp.	(8)	SOFR +	4.25%	9.59%	2/1/2029	5,895	5,725	5,939	0.24
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.19%	12/15/2027	9,578	9,465	9,578	0.39
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.20%	12/15/2027	2,962	2,939	2,962	0.12
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.70%	12/17/2030	36,270	36,039	36,270	1.49
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	11.03%	10/19/2028	134,289	129,363	129,589	5.31
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	6.00%	11.43% (incl. 5.00% PIK)	6/23/2027	28,746	28,268	21,632	0.89
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.75%	9.21%	12/8/2028	4,645	4,627	4,661	0.19
							300,729	296,069	12.13
Construction & Engineering
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.75%	8.09%	1/27/2031	4,818	4,795	4,828	0.20
Pike Electric Corp.	(8)	SOFR +	3.00%	8.46%	1/21/2028	6,000	5,871	6,020	0.25
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.94%	12/16/2027	4,395	4,371	4,410	0.18
							15,037	15,258	0.63
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	11.23%	9/30/2028	74,400	73,869	74,400	3.05
Berlin Packaging, LLC	(8)	SOFR +	3.75%	9.08%	6/7/2031	8,807	8,785	8,837	0.36
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.68%	9.12%	4/13/2029	5,865	5,688	5,885	0.24
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.46%	8/4/2027	9,362	9,343	9,387	0.38
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	9.33%	9/15/2028	2,933	2,933	2,943	0.12
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.96%	8/12/2028	2,932	2,855	2,954	0.12
SupplyOne, Inc.	(8)	SOFR +	4.25%	9.59%	4/19/2031	3,218	3,226	3,227	0.13
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.71%	3/3/2028	12,176	11,962	12,172	0.50
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.34%	9/15/2028	16,852	16,872	16,897	0.69
							135,533	136,702	5.59

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.11%	12/10/2028		$50,004	$49,263	$46,504	1.91%
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.68%	10/17/2025		22,246	22,188	22,246	0.91
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	11.25%	11/2/2026		31,653	31,374	30,624	1.25
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.73%	6/23/2028		81,545	80,125	76,245	3.12
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.93%	5/13/2026		31,071	30,954	30,838	1.26
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.01%	6/30/2025		38,719	38,683	38,719	1.59
								252,587	245,176	10.04
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.94%	12/11/2028		8,020	7,819	8,022	0.33
BPPH2 Ltd	(4)(8)	S +	6.62%	11.82%	3/16/2028	GBP	26,000	30,877	32,867	1.35
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	7/20/2028		34,439	34,439	34,439	1.41
Cengage Learning, Inc.	(11)	SOFR +	4.25%	9.54%	3/22/2031		3,210	3,218	3,223	0.13
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	4.25%	9.68%	7/6/2029		4,925	4,911	4,951	0.20
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	6.00%	11.44%	4/30/2027		33,198	32,659	32,733	1.34
Imagine Learning LLC	(9)	SOFR +	3.50%	8.84%	12/21/2029		1,956	1,947	1,958	0.08
Mckissock Investment Holdings LLC	(10)	SOFR +	5.00%	10.48%	3/12/2029		3,918	3,891	3,938	0.16
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.21%	12/15/2028		12,807	12,680	12,815	0.53
University Support Services, LLC	(9)	SOFR +	2.75%	8.09%	2/10/2029		8,979	8,828	8,985	0.37
								141,269	143,931	5.90
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.19%	4/28/2028		70,294	69,689	69,942	2.87
Mitchell International, Inc.	(9)	SOFR +	3.25%	8.59%	6/17/2031		5,000	4,981	4,964	0.20
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.09%	2/24/2028		4,394	4,362	4,405	0.18
Solera, LLC	(9)	SOFR +	4.00%	9.59%	6/2/2028		16,816	16,609	16,829	0.69
								95,641	96,140	3.94
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	9.33%	3/22/2029		5,865	5,797	5,868	0.24
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	2.75%	8.09%	6/21/2028		16,567	16,489	16,603	0.68
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.44%	12/23/2026		13,763	13,659	12,593	0.52
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.42%	12/23/2026		815	811	746	0.03
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.34%	3/2/2028		2,925	2,934	2,814	0.12
								17,404	16,153	0.67
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.97%	11/10/2028		4,887	4,885	4,904	0.20

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	4.25%	9.99%	2/28/2029		$6,985	$6,951	$7,011	0.29%
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.11%	11/1/2028		138,847	136,027	135,664	5.56
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	10.19%	9/8/2026		10,608	10,517	10,581	0.43
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.98%	7/20/2029		3,664	3,490	3,600	0.15
								156,985	156,856	6.43
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.94%	8/2/2028		128,544	127,579	128,544	5.27
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.61%	5/7/2027		1,705	1,692	1,705	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.66%	5/7/2027		28,840	28,618	28,840	1.18
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.65%	5/7/2026		89	85	89	0.00
ADMI Corp.	(9)	SOFR +	3.75%	9.21%	12/23/2027		4,964	4,868	4,874	0.20
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.25%	10.73%	2/25/2028		82,849	81,289	82,849	3.39
Canadian Hospital Specialties Ltd.	(4)(11)	C +	4.50%	9.47%	4/14/2028	CAD	29,470	21,461	21,003	0.86
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	11.94% PIK	12/21/2028		22,579	22,327	19,587	0.80
CHG Healthcare Services, Inc.	(9)	SOFR +	3.25%	8.71%	9/29/2028		588	571	589	0.02
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.74%	4/3/2028		29,802	29,602	29,802	1.22
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.46%	11/1/2028		11,823	11,697	11,834	0.48
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.43%	10/4/2026		28,663	28,663	28,663	1.17
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.85%	10.16%	6/8/2028		35,000	33,353	33,600	1.38
International SOS The Americas LP	(4)(9)	SOFR +	3.50%	8.83%	9/7/2028		1,950	1,951	1,955	0.08
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.44%	10/15/2026		30,813	30,661	29,273	1.20
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.85%	3/12/2028		1,337	1,339	1,175	0.05
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.94%	7/16/2027		19,911	19,850	18,119	0.74
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	10.35%	2/28/2028		1,950	1,959	1,948	0.08
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.71%	12/29/2028		2,773	2,766	2,687	0.11
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.69%	3/9/2026		43,348	43,348	43,348	1.78
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	11.20%	12/23/2028		142,632	140,566	138,948	5.69
Team Services Group, LLC	(11)	SOFR +	5.00%	10.58%	12/20/2027		2,298	2,304	2,300	0.09
U.S. Anesthesia Partners, Inc.	(9)	SOFR +	4.25%	9.69%	10/1/2028		864	867	831	0.03
WHCG Purchaser III, Inc.	(4)(10)(17)	SOFR +	5.75%	11.34%	6/22/2028		6,252	6,175	4,064	0.17
WHCG Purchaser III, Inc.	(4)(7)(10)(17)	SOFR +	5.75%	11.34%	6/22/2026		739	732	480	0.02
								644,323	637,107	26.08

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
ACProducts Holdings, Inc.	(9)	SOFR +	4.25%	9.85%	5/17/2028	$2,311	$1,947	$1,966	0.08%
GHX Ultimate Parent Corp.	(4)(9)	SOFR +	4.00%	9.33%	6/30/2027	4,474	4,469	4,508	0.18
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	11.48%	10/29/2028	44,122	43,647	44,122	1.81
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.21%	10/1/2027	3,872	3,848	3,887	0.16
Waystar Technologies, Inc.	(8)	SOFR +	2.75%	8.10%	10/22/2029	4,036	4,036	4,046	0.17
							57,947	58,529	2.40
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.59%	8/17/2028	6,859	6,859	6,891	0.28
Bally's Corp	(9)	SOFR +	3.25%	8.84%	10/2/2028	3,313	3,249	3,154	0.13
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	9.08%	1/27/2029	11,830	11,623	11,857	0.49
GVC Finance LLC	(9)	SOFR +	2.75%	8.01%	10/31/2029	903	901	906	0.04
Scientific Games Holdings LP	(9)	SOFR +	3.00%	8.31%	4/4/2029	11,970	11,970	11,960	0.49
Whatabrands, LLC	(9)	SOFR +	2.75%	8.09%	8/3/2028	8,643	8,643	8,655	0.35
							43,245	43,423	1.78
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	4.00%	9.33%	7/31/2028	18,842	18,647	18,897	0.77
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	9.35%	5/19/2028	3,910	3,809	3,930	0.16
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.35%	3/31/2028	13,789	13,638	13,808	0.57
SPX Flow, Inc.	(9)	SOFR +	3.50%	8.84%	4/5/2029	1,395	1,395	1,405	0.06
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.34%	11/19/2028	9,802	9,387	9,459	0.39
							28,229	28,602	1.18
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	10.59%	10/2/2028	44,012	43,383	44,012	1.80
Alliant Holdings Intermediate, LLC	(9)	SOFR +	3.50%	8.84%	11/6/2030	2,403	2,403	2,412	0.10
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.84%	2/14/2031	7,317	7,308	7,344	0.30
Baldwin Risk Partners, LLC	(4)(8)	SOFR +	3.25%	8.59%	5/26/2031	5,775	5,761	5,783	0.24
BroadStreet Partners, Inc.	(8)	SOFR +	3.25%	8.59%	6/14/2031	12,829	12,816	12,810	0.52
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	10.58%	10/29/2030	75,639	75,096	75,639	3.10
Galway Borrower, LLC	(4)(10)	SOFR +	5.25%	10.68%	9/29/2028	44,120	43,332	44,120	1.81
PGIS Intermediate Holdings, LLC	(4)(10)	SOFR +	5.00%	10.48%	10/16/2028	62,685	61,227	62,685	2.57
USI, Inc.	(8)	SOFR +	2.75%	8.08%	11/22/2029	6,771	6,763	6,780	0.28
							258,089	261,585	10.72
Interactive Media & Services
Ancestry.com Operations, Inc.	(9)	SOFR +	3.25%	8.69%	12/6/2027	2,924	2,927	2,804	0.11
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.96%	6/1/2026	6,836	6,747	6,850	0.28
							9,674	9,654	0.39

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	10.78%	12/29/2027	$41,789	$41,616	$41,789	1.71%
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.24%	12/15/2027	20,839	20,622	20,109	0.82
							62,238	61,898	2.53
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	4.25%	9.58%	2/1/2031	3,226	3,250	3,241	0.13
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.34%	10/16/2026	10,008	9,812	9,777	0.40
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	8.94%	2/10/2028	4,391	4,325	4,089	0.17
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.18%	10/25/2027	25,350	25,058	25,350	1.04
Virtusa Corp.	(10)	SOFR +	3.25%	8.59%	2/15/2029	5,877	5,871	5,900	0.24
							48,316	48,357	1.98
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.50%	8.83%	11/12/2029	15,821	15,807	15,845	0.65
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.94%	12/4/2026	5,928	5,884	5,851	0.24
Machinery
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	8.84%	8/31/2028	5,919	5,833	5,956	0.24
Media
Directv Financing, LLC	(10)	SOFR +	5.25%	10.71%	8/2/2029	2,251	2,253	2,244	0.09
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.71%	9/25/2026	2,364	2,363	1,921	0.08
Sunrise Financing Partnership	(8)	SOFR +	3.00%	8.44%	1/31/2029	5,500	5,429	5,477	0.22
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.59%	3/15/2026	5	4	5	0.00
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.69%	1/31/2029	3,500	3,470	3,352	0.14
							13,519	12,999	0.53
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.50%	8.83%	3/16/2027	3,878	3,852	3,885	0.16
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	11.57%	8/15/2028	22,595	22,363	22,595	0.93
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.09%	12/21/2028	14,857	14,844	14,859	0.61
KKR Alberta Midsteam Finance, Inc.	(4)(10)	SOFR +	6.25%	11.57%	8/15/2028	12,293	12,166	12,293	0.50
							49,373	49,747	2.04
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.93%	11/12/2027	74,921	73,897	73,235	3.00
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(10)	SOFR +	6.00%	11.46%	11/19/2027	50,753	49,231	50,944	2.09
Professional Services
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.00%	9.34%	12/29/2028	2,992	2,985	2,988	0.12
Armor Holdco, Inc.	(9)	SOFR +	4.50%	10.01%	12/11/2028	7,498	7,467	7,540	0.31
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	8.09%	1/31/2031	3,114	3,107	3,124	0.13
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.09%	12/29/2028	4,875	4,873	4,884	0.20
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	9.84%	11/2/2027	110,682	110,682	110,682	4.54
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.08%	4/9/2027	14,751	14,631	14,761	0.60
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.10%	11/6/2028	3,421	3,416	3,427	0.14

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
Genuine Financial Holdings LLC	(8)	SOFR +	4.00%	9.33%	9/27/2030		$12,955	$12,931	$12,929	0.53%
IG Investments Holdings, LLC	(4)(10)	SOFR +	6.00%	11.43%	9/22/2028		134,289	133,811	134,289	5.50
Kwor Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.68%	12/22/2028		91,046	88,739	87,860	3.60
Mercury Borrower, Inc.	(9)	SOFR +	3.50%	8.96%	8/2/2028		12,577	12,398	12,602	0.52
Saphilux S.à r.l.	(8)	S +	5.25%	10.70%	7/18/2028	GBP	20,000	25,440	25,377	1.04
The Dun & Bradstreet Corporation	(8)	SOFR +	2.75%	8.10%	1/18/2029		7,909	7,909	7,924	0.32
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	10.66%	6/29/2028		118,000	117,248	118,000	4.84
West Monroe Partners, LLC	(4)(10)	SOFR +	5.50%	11.10%	11/8/2028		28,897	28,527	28,391	1.16
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.50%	11.11%	11/8/2027		569	569	559	0.02
								574,733	575,337	23.57
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.94%	8/8/2030		18,138	18,247	18,138	0.74
Software
Boxer Parent Company, Inc.	(8)	SOFR +	4.00%	9.34%	12/29/2028		7,626	7,557	7,651	0.31
Cloud Software Group, Inc.	(9)	SOFR +	4.50%	9.83%	3/21/2031		2,304	2,296	2,314	0.09
Cloudera, Inc.	(9)	SOFR +	3.75%	9.19%	10/8/2028		14,374	14,181	14,401	0.59
Community Brands ParentCo, LLC	(4)(10)	SOFR +	5.50%	10.94%	2/24/2028		74,793	73,772	74,793	3.06
Confine Visual Bidco	(4)(10)	SOFR +	5.75%	11.06%	2/23/2029		32,504	31,826	27,466	1.13
ConnectWise, LLC	(9)	SOFR +	3.50%	9.10%	9/29/2028		4,388	4,392	4,363	0.18
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.08%	5/9/2030		6,841	6,841	6,891	0.28
Epicor Software Corp.	(7)(10)	SOFR +	3.25%	8.59%	5/30/2031		9,785	9,785	9,845	0.40
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.94%	10/9/2029		9,760	9,749	9,816	0.40
Flexera Software LLC	(4)(10)	SOFR +	3.50%	8.83%	3/3/2028		5,481	5,481	5,508	0.23
Gen Digital Inc	(9)	SOFR +	1.75%	7.09%	9/12/2029		2,607	2,605	2,601	0.11
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.50%	8.84%	12/1/2027		4,387	4,322	4,413	0.18
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.43%	11/19/2026		3,901	3,883	3,523	0.14
Idera, Inc.	(10)	SOFR +	3.50%	8.83%	3/2/2028		10,432	10,411	10,373	0.43
ION Trading Finance Ltd	(8)	SOFR +	4.00%	9.35%	4/1/2028		10,718	10,717	10,720	0.44
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.93%	2/8/2026		14,793	14,734	14,682	0.60
Magenta Buyer LLC	(4)(10)(17)	SOFR +	5.00%	10.59%	7/27/2028		1,955	1,958	1,096	0.04
McAfee Corp.	(9)	SOFR +	3.25%	8.58%	3/1/2029		15,895	15,907	15,899	0.65
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.93% (incl. 4.00% PIK)	10/29/2028		49,530	48,976	48,540	1.99
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.93%	5/2/2029		4,912	4,895	4,583	0.19
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	10.42%	5/18/2028		27,156	26,234	27,020	1.11
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.84%	5/18/2028		14,850	14,285	14,846	0.61
Modena Buyer LLC	(8)	SOFR +	4.50%	9.80%	7/1/2031		3,100	3,038	3,030	0.12
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	11.13%	12/1/2027		108,223	106,657	108,223	4.43
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.93%	12/1/2027		1,037	1,004	994	0.04
MRI Software, LLC	(4)(11)	SOFR +	5.50%	10.93%	2/10/2027		10,021	9,838	9,921	0.41
Nintex Topco Limited	(4)(10)	SOFR +	6.00%	11.46% (incl. 1.50% PIK)	11/13/2028		32,583	32,144	31,605	1.30
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.19%	7/1/2026		1,322	1,319	1,320	0.05

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Proofpoint, Inc.	(9)	SOFR +	3.00%	8.34%	8/31/2028	$8,761	$8,761	$8,779	0.36%
Quartz Acquireco LLC	(8)	SOFR +	2.75%	8.08%	6/28/2030	6,716	6,716	6,728	0.28
RealPage, Inc.	(9)	SOFR +	3.00%	8.46%	4/24/2028	7,812	7,659	7,606	0.31
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.00%	11.44%	5/12/2027	49,135	48,704	49,135	2.01
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.09%	11/28/2028	3,192	3,180	3,209	0.13
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.44%	8/14/2026	4,698	4,674	4,712	0.19
Skopima Consilio Parent LLC	(9)	SOFR +	4.00%	9.46%	5/12/2028	7,045	6,942	7,048	0.29
Skopima Consilio Parent LLC	(9)	SOFR +	4.50%	9.96%	5/12/2028	9,950	9,311	9,981	0.41
Solarwinds Holdings, Inc.	(8)	SOFR +	3.25%	8.59%	2/28/2030	2,908	2,906	2,916	0.12
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.96%	8/11/2028	11,579	11,519	11,505	0.47
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.18%	10/5/2028	58,650	57,887	57,624	2.36
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.95%	3/5/2027	14,852	14,834	14,887	0.61
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.24%	5/5/2028	59,086	58,692	55,541	2.28
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	5/5/2028	821	795	693	0.03
Vision Solutions, Inc.	(10)	SOFR +	4.25%	9.84%	4/24/2028	5,928	5,888	5,846	0.24
							727,275	722,647	29.60
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.61%	5/3/2026	36,866	36,669	36,866	1.51
EG America, LLC	(8)	SOFR +	5.50%	11.14%	2/7/2028	1,986	1,938	1,966	0.08
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	10.09%	3/15/2030	2,270	2,279	2,274	0.09
							40,886	41,106	1.68
Trading Companies & Distributors
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.84%	1/31/2028	6,834	6,668	6,770	0.28
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.35%	12/22/2028	5,860	5,824	5,886	0.24
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.18%	5/31/2031	3,909	3,871	3,849	0.16
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.81%	12/28/2027	3,352	3,315	3,284	0.13
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.43%	4/1/2027	8,644	8,554	8,341	0.34
White Cap Buyer, LLC	(8)	SOFR +	3.25%	8.59%	10/19/2029	10,102	10,106	10,131	0.42
							38,338	38,261	1.57
Transportation Infrastructure
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/19/2027	11,765	11,698	11,412	0.47
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.15%	10/19/2027	6,772	6,713	6,568	0.27
							18,411	17,980	0.74
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.33%	12/17/2027	6,642	6,534	6,657	0.27
Total First Lien Debt							4,438,499	4,412,054	180.71

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Capital Markets
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.31%	7/27/2029		$11,469	$11,514	$11,467	0.47%
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.34%	7/27/2029		26,378	26,480	26,374	1.08
								37,994	37,841	1.55
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	11.19%	12/10/2029		5,301	4,851	5,216	0.21
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,275	7,653	0.31
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.18%	10/15/2027		24,712	24,587	23,476	0.96
								32,862	31,129	1.27
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.60%	11/19/2029		66,704	65,724	63,369	2.60
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.09%	8/31/2029		37,847	37,212	34,062	1.40
Software
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.84%	4/23/2029		24,942	22,328	24,100	0.99
Total Second Lien Debt								200,971	195,717	8.02
Bond
Software
Tangerine Bidco S.p.A	(4)(8)	E +	5.50%	9.22%	12/30/2029	EUR	69,750	72,330	74,699	3.06
TeamSystem S.p.A	(4)(8)	E +	6.25%	9.97%	2/15/2028	EUR	35,000	33,665	37,483	1.54
								105,995	112,182	4.60
Total Bonds								105,995	112,182	4.60
Equity
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)						194	208	127	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)						1,230,769	2,215	1,711	0.07
								2,423	1,838	0.08
Capital Markets
Resolute Investment Managers, Inc. - Common Equity							11,751	294	59	0.00
Chemicals
Pigments Holdings LP - LP Interests	(4)						1,212	—	—	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)						780,000	780	218	0.01
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Units	(4)						94,753	92	108	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)						301,167	1,239	2,358	0.10
								2,111	2,684	0.11
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%			974,662	1,133	1,328	0.05
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)						797	210	47	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)						429	113	25	0.00
								323	72	0.00

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Software
Descartes Holdings, Inc - Class A Units	(4)				168,057	$728	$121	0.00%
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		5,773	5,700	7,101	0.29
						6,428	7,222	0.29
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)				3,000,000	3,542	4,380	0.18
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				3,936	376	778	0.03
Total Equity						16,630	18,361	0.74
Total Investment Portfolio						4,762,095	4,738,314	194.07
Cash and Cash Equivalents
Other Cash and Cash Equivalents						155,588	155,588	6.38
Total Portfolio Investments, Cash and Cash Equivalents						$4,917,683	$4,893,902	200.45%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	$692	$—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	3,290	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	195	—
Latham Pool Products, Inc.	Revolver	2/18/2029	11,250	(563)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	1,232	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/26/2024	3,721	—
Relativity ODA, LLC	Revolver	5/12/2027	485	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(118)
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,274	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	2	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/2/2025	30,333	—
Epicor Software Corp.	Delayed Draw Term Loan	5/30/2027	1,147	—
Total unfunded commitments			$66,902	$(740)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan, or a portion of loan as noted, was on non-accrual status as of June 30, 2024. As of June 30, 2024, $3.3 million of the cost and $2.2 million of fair value of WHCG Purchaser III, Inc. is considered to be on non-accrual status.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of June 30, 2024 and December 31, 2023 (Unaudited):

	June 30, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $4,762,095 and $5,326,183 at June 30, 2024 and December 31, 2023, respectively)	$4,738,314	$5,325,685
Cash and cash equivalents	155,588	129,214
Interest receivable	46,148	44,034
Receivable for investments sold	58,924	17,056
Deferred financing costs	13,435	15,576
Total assets	$5,012,409	$5,531,565
LIABILITIES
Debt	$2,200,061	$2,672,363
Distribution payable	95,391	106,593
Payable for investments purchased and other liabilities	276,584	42,929
Total liabilities	2,572,036	2,821,885
MEMBERS’ EQUITY
Members’ Equity	2,440,373	2,709,680
Total members’ equity	2,440,373	2,709,680
Total liabilities and members’ equity	$5,012,409	$5,531,565

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and six months ended June 30, 2024 and June 30, 2023 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Interest income	$137,722	$162,897	$290,036	$322,113
Payment-in-kind interest income	1,749	881	3,647	3,462
Dividend income	16	8	16	345
Other income	19	47	604	1,433
Total investment income	139,506	163,833	294,303	327,353
Expenses:
Interest expense	47,153	60,223	98,128	117,514
Other expenses	445	1,459	1,061	2,868
Total expenses	47,598	61,682	99,189	120,382
Net investment income before taxes	91,908	102,151	195,114	206,971
Tax expense	—	—	—	—
Net investment income after taxes	$91,908	$102,151	$195,114	$206,971
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments and foreign currency	(16,730)	17,655	(19,855)	37,756
Net realized gain (loss) on investments and foreign currency	1,426	(6,309)	4,187	(6,144)
Total net realized and change in unrealized gain (loss)	(15,304)	11,346	(15,668)	31,612
Net increase (decrease) in net assets resulting from operations	$76,604	$113,497	$179,446	$238,583

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
The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV. As of June 30, 2024 and December 31, 2023, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million of capital, respectively, and $29.3 million and $4.2 million of capital remained uncalled from the Company and the Verdelite JV Partner, respectively. As of June 30, 2024 and December 31, 2023, the Company and the Verdelite JV Partner’s equity ownership interests are 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The initial term of the Verdelite JV is three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Verdelite JV’s General Partner, except in the case of a dissolution event. The Company’s investment in the Verdelite JV cannot be transferred without the consent of the Verdelite JV partner.
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
The Company's investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Verdelite JV as of June 30, 2024:

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.46%	1/29/2027	$418	$415	$419	0.29%
Dynasty Acquisition Co, Inc.	(8)	SOFR +	3.50%	8.83%	8/24/2028	2,985	2,985	2,999	2.07
KBR, Inc.	(8)	SOFR +	2.25%	7.58%	1/17/2031	507	506	510	0.35
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	3.50%	8.84%	6/14/2030	2,328	2,328	2,342	1.62
Ovation Parent, Inc.	(10)	SOFR +	3.50%	8.81%	3/27/2031	935	933	941	0.65
Peraton Corp.	(10)	SOFR +	3.75%	9.19%	2/1/2028	5,006	4,948	5,013	3.47
TransDigm Inc	(8)	SOFR +	2.50%	7.84%	2/28/2031	4,981	4,983	4,997	3.46
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	8.09%	12/6/2028	5,602	5,577	5,615	3.88
							22,675	22,836	15.79
Air Freight & Logistics
Savage Enterprises, LLC	(9)	SOFR +	3.00%	8.34%	9/15/2028	154	154	154	0.11
Airlines
American Airlines, Inc.	(8)	SOFR +	2.75%	8.19%	2/15/2028	2,970	2,944	2,967	2.05
American Airlines, Inc.	(8)	SOFR +	1.75%	7.07%	1/29/2027	500	499	499	0.35
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.19%	6/7/2028	3,967	3,949	3,970	2.75
United Airlines, Inc.	(8)	SOFR +	2.75%	8.08%	2/22/2031	2,751	2,738	2,761	1.91
							10,130	10,197	7.06
Auto Components
Belron Finance US LLC	(9)	SOFR +	2.25%	7.66%	4/18/2029	756	753	758	0.52
Clarios Global LP	(8)	SOFR +	3.00%	8.34%	5/6/2030	2,965	2,965	2,975	2.06
First Brands Group, LLC	(11)	SOFR +	5.00%	10.59%	3/30/2027	3,760	3,706	3,743	2.59
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.75%	9.08%	5/4/2028	3,058	3,065	3,069	2.12
							10,489	10,545	7.29
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.85%	3/31/2028	3,441	3,289	3,446	2.38
Biotechnology
Grifols Worldwide Operations USA Inc	(14)	SOFR +	2.00%	7.44%	11/15/2027	4,538	4,516	4,470	3.09
Broadline Retail
Peer USA LLC	(8)	SOFR +	3.00%	8.35%	6/20/2031	1,105	1,105	1,108	0.77
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.68%	4/12/2028	3,969	3,909	3,882	2.68
Griffon Corporation	(9)	SOFR +	2.25%	7.60%	1/24/2029	3,500	3,507	3,508	2.43
Gulfside Supply Inc	(4)(8)	SOFR +	3.00%	8.29%	6/17/2031	667	665	668	0.46
MIWD Holdco II, LLC	(8)	SOFR +	3.50%	8.83%	3/21/2031	2,064	2,054	2,079	1.44
Resideo Funding Inc	(8)	SOFR +	2.00%	7.30%	6/13/2031	550	550	550	0.38
Standard Industries Inc	(9)	SOFR +	2.00%	7.34%	9/22/2028	1,642	1,642	1,648	1.14
Tamko Building Product, LLC	(8)	SOFR +	3.25%	8.59%	9/20/2030	1,773	1,772	1,776	1.23
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.69%	11/3/2028	4,531	4,357	4,534	3.14
							18,456	18,645	12.90

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Capital Markets
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.33%	7/27/2028	$3,536	$3,439	$3,545	2.45%
Aretec Group, Inc.	(8)	SOFR +	4.00%	9.34%	8/9/2030	4,414	4,414	4,437	3.07
Clipper Acquisitions Corp.	(8)	SOFR +	1.75%	7.19%	3/3/2028	3,491	3,500	3,492	2.42
Focus Financial Partners, LLC	(9)	SOFR +	2.75%	8.09%	6/30/2028	2,005	2,003	2,006	1.39
GTCR Everest Borrower LLC	(8)	SOFR +	3.00%	8.34%	6/3/2031	1,445	1,442	1,448	1.00
Osaic Holdings Inc	(8)	SOFR +	4.00%	9.34%	8/17/2028	4,339	4,338	4,358	3.01
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	4.00%	9.30%	3/19/2031	1,490	1,486	1,497	1.04
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.25%	8.59%	4/7/2028	3,890	3,890	3,900	2.70
							24,512	24,683	17.08
Chemicals
CI Maroon Holdings, LLC	(4)(8)	SOFR +	4.00%	9.34%	3/3/2031	900	896	906	0.63
Nouryon USA LLC	(8)	SOFR +	3.50%	8.83%	4/3/2028	3,777	3,777	3,793	2.62
							4,673	4,699	3.25
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.33%	8/18/2028	4,460	4,297	4,494	3.11
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.19%	5/12/2028	4,442	4,351	4,430	3.06
Anticimex, Inc.	(9)	SOFR +	3.15%	8.46%	11/16/2028	4,377	4,333	4,382	3.03
APX Group, Inc.	(9)	SOFR +	2.75%	8.07%	7/10/2028	3,294	3,183	3,302	2.28
Asplundh Tree Expert LLC	(8)	SOFR +	1.75%	7.10%	5/23/2031	1,350	1,347	1,351	0.93
Belfor Holdings Inc	(9)	SOFR +	3.75%	9.08%	11/1/2030	1,013	1,004	1,021	0.71
Brightview Landscapes LLC	(9)	SOFR +	2.50%	7.82%	4/20/2029	149	149	150	0.10
EAB Global, Inc.	(9)	SOFR +	3.25%	8.59%	8/16/2028	8,855	8,753	8,857	6.12
Garda World Security Corp.	(8)	SOFR +	4.25%	9.59%	2/1/2029	3,836	3,834	3,865	2.67
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	9.33%	9/27/2030	5,960	5,907	5,948	4.11
GFL Environmental, Inc.	(4)(9)	SOFR +	2.25%	7.32%	6/27/2031	833	831	835	0.58
OMNIA Partners, LLC	(8)	SOFR +	3.25%	8.57%	7/25/2030	2,387	2,364	2,391	1.65
Prime Security Services Borrower, LLC	(8)	SOFR +	2.25%	7.58%	10/13/2030	4,273	4,273	4,276	2.96
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.21%	12/8/2028	4,527	4,441	4,542	3.14
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.50%	8.81%	2/24/2031	1,193	1,189	1,202	0.83
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	10.48%	1/21/2029	2,330	2,283	2,318	1.60
							52,539	53,364	36.88
Construction & Engineering
Artera Services, LLC	(8)	SOFR +	4.50%	9.81%	2/15/2031	469	466	473	0.33
Azuria Water Solutions Inc	(10)	SOFR +	4.25%	9.57%	5/17/2028	2,978	2,977	2,994	2.07
Groundworks, LLC	(7)(8)	SOFR +	3.50%	8.83%	3/14/2031	1,651	1,634	1,652	1.14
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.94%	12/16/2027	4,428	4,383	4,443	3.07
Summit Materials, LLC	(8)	SOFR +	2.50%	7.83%	1/12/2029	1,252	1,249	1,262	0.87
Touchdown Acquirer, Inc.	(7)(8)	SOFR +	4.00%	9.31%	2/21/2031	1,148	1,142	1,156	0.80
							11,851	11,980	8.28

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Containers & Packaging
Altium Packaging LLC	(4)(8)	SOFR +	2.50%	7.84%	6/11/2031	$536	$536	$536	0.37%
Anchor Packaging LLC	(8)	SOFR +	3.75%	9.09%	7/18/2029	750	748	751	0.52
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.08%	6/7/2031	4,489	4,477	4,504	3.11
Clydesdale Acquisition Holdings Inc	(9)	SOFR +	3.68%	9.12%	4/13/2029	3,779	3,718	3,792	2.62
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.46%	8/4/2027	2,989	2,989	2,997	2.07
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	9.33%	9/15/2028	5,084	5,084	5,103	3.53
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.96%	8/12/2028	2,118	2,107	2,133	1.48
SupplyOne, Inc.	(8)	SOFR +	4.25%	9.59%	4/19/2031	1,708	1,700	1,713	1.18
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.71%	3/3/2028	4,525	4,406	4,523	3.13
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.34%	9/15/2028	4,430	4,429	4,442	3.07
							30,194	30,494	21.08
Distributors
Fastlane Parent Co Inc	(9)	SOFR +	4.50%	9.83%	9/29/2028	3,754	3,716	3,742	2.59
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.94%	12/11/2028	4,136	4,010	4,137	2.86
Bright Horizons Family Solutions LLC	(9)	SOFR +	2.25%	7.71%	11/24/2028	3,491	3,495	3,496	2.42
Cengage Learning, Inc.	(11)	SOFR +	4.25%	9.54%	3/22/2031	1,963	1,944	1,971	1.36
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	4.25%	9.68%	7/6/2029	2,977	2,918	2,993	2.07
Imagine Learning, LLC	(9)	SOFR +	3.50%	8.84%	12/21/2029	1,995	1,986	1,997	1.38
Mckissock Investment Holdings LLC	(10)	SOFR +	5.00%	10.48%	3/12/2029	4,226	4,126	4,247	2.94
Mister Car Wash Holdings, Inc.	(8)	SOFR +	3.00%	8.33%	3/21/2031	775	775	778	0.54
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.21%	12/15/2028	3,281	3,235	3,283	2.27
Spring Education Group, Inc.	(8)	SOFR +	4.00%	9.33%	9/29/2030	3,404	3,328	3,425	2.37
University Support Services, LLC	(9)	SOFR +	2.75%	8.09%	2/10/2029	3,930	3,892	3,933	2.72
Wand NewCo 3, Inc.	(8)	SOFR +	3.75%	9.08%	1/30/2031	2,012	2,007	2,027	1.40
							31,716	32,287	22.33
Diversified Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	8.59%	6/17/2031	4,942	4,917	4,906	3.39
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.09%	2/24/2028	4,721	4,695	4,732	3.27
Solera, LLC	(9)	SOFR +	4.00%	9.59%	6/2/2028	2,269	2,195	2,271	1.57
							11,807	11,909	8.23
Diversified REITs
Iron Mountain Information Management LLC	(8)	SOFR +	2.25%	7.59%	1/31/2031	855	849	853	0.59
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC.	(8)	SOFR +	2.25%	7.69%	1/31/2028	2,450	2,426	2,372	1.64
Lorca Co-Borrower, LLC	(9)	SOFR +	3.50%	8.82%	3/25/2031	1,000	998	1,004	0.69
Zacapa, LLC	(9)	SOFR +	4.00%	9.33%	3/22/2029	4,525	4,436	4,527	3.13
							7,860	7,903	5.46
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	2.00%	7.31%	3/27/2031	1,773	1,769	1,776	1.23
Sabre Industries Inc	(9)	SOFR +	3.25%	8.69%	6/1/2028	1,990	1,976	1,977	1.37
Vistra Operations Co, LLC	(8)	SOFR +	2.00%	7.33%	12/20/2030	2,634	2,609	2,639	1.82
							6,354	6,392	4.42

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electrical Equipment
Generac Power Systems Inc	(4)(8)	SOFR +	1.75%	7.09%	6/12/2031	$3,799	$3,794	$3,808	2.63%
Madison IAQ, LLC	(9)	SOFR +	2.75%	8.09%	6/21/2028	4,229	4,111	4,238	2.93
							7,905	8,046	5.56
Electronic Equipment, Instruments & Components
Celestica Inc.	(4)(8)	SOFR +	1.75%	7.10%	6/20/2031	3,500	3,500	3,500	2.42
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.34%	3/2/2028	2,653	2,576	2,552	1.76
							6,076	6,052	4.18
Financial Services
Blackstone Mortgage Trust Inc	(8)	SOFR +	3.50%	8.84%	5/9/2029	2,444	2,356	2,338	1.62
Citco Funding LLC	(9)	SOFR +	2.75%	8.10%	4/27/2028	993	991	997	0.69
CPI Holdco B LLC	(8)	SOFR +	2.00%	7.34%	5/17/2031	1,204	1,201	1,204	0.83
Paysafe Holdings US Corp	(9)	SOFR +	2.75%	8.19%	6/28/2028	1,983	1,974	1,981	1.37
Planet US Buyer, LLC	(8)	SOFR +	3.50%	8.81%	1/31/2031	1,025	1,022	1,033	0.71
							7,544	7,553	5.22
Food Products
CHG PPC Parent LLC	(9)	SOFR +	3.00%	8.44%	12/8/2028	2,962	2,890	2,971	2.05
Saratoga Food Specialties, LLC	(8)	SOFR +	3.75%	9.07%	3/7/2029	723	720	728	0.50
							3,610	3,699	2.55
Ground Transportation
Genesee & Wyoming Inc	(8)	SOFR +	2.00%	7.33%	4/10/2031	4,324	4,303	4,325	2.99
Uber Technologies, Inc.	(8)	SOFR +	2.75%	8.08%	3/3/2030	1,928	1,925	1,940	1.34
							6,228	6,265	4.33
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	4.25%	9.99%	2/28/2029	3,100	3,085	3,112	2.15
Resonetics LLC	(10)	SOFR +	3.75%	9.09%	6/18/2031	3,565	3,556	3,576	2.47
							6,641	6,688	4.62
Health Care Providers & Services
Agiliti Health Inc	(8)	SOFR +	3.00%	8.30%	5/1/2030	3,491	3,493	3,481	2.41
Concentra Health Services Inc	(4)(8)	SOFR +	2.25%	7.59%	6/26/2031	2,143	2,140	2,154	1.49
Davita Inc	(8)	SOFR +	2.00%	7.34%	5/9/2031	3,500	3,500	3,494	2.42
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.46%	11/1/2028	3,776	3,718	3,780	2.61
Ensemble RCM LLC	(8)	SOFR +	3.00%	8.33%	8/1/2029	946	925	944	0.65
Hunter US Bidco Inc.	(9)	SOFR +	4.25%	9.66%	8/19/2028	1,000	993	991	0.69
MED ParentCo LP	(8)	SOFR +	4.00%	9.34%	4/15/2031	1,195	1,189	1,196	0.83
Outcomes Group Holdings Inc	(8)	SOFR +	4.25%	9.59%	5/6/2031	2,080	2,070	2,089	1.44
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.71%	12/29/2028	644	635	624	0.43
Surgery Centers Holdings, Inc.	(8)	SOFR +	2.75%	8.09%	12/19/2030	1,043	1,043	1,047	0.72
							19,706	19,800	13.69

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.59%	2/15/2029	$4,515	$4,268	$4,506	3.12%
Cotiviti, Inc.	(8)	SOFR +	3.25%	8.58%	5/1/2031	5,218	5,192	5,205	3.60
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	9.41%	10/1/2027	1,985	1,927	1,927	1.33
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.21%	10/1/2027	2,894	2,843	2,905	2.01
Waystar Technologies, Inc.	(8)	SOFR +	2.75%	8.10%	10/22/2029	2,289	2,289	2,294	1.59
							16,519	16,837	11.65
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.59%	8/17/2028	2,297	2,297	2,307	1.60
Caesars Entertainment, Inc.	(9)	SOFR +	2.75%	8.10%	2/6/2031	2,818	2,812	2,824	1.95
Caesars Entertainment, Inc.	(9)	SOFR +	2.75%	8.10%	2/6/2030	1,546	1,534	1,549	1.07
Carnival Finance LLC	(10)	SOFR +	2.75%	8.09%	10/18/2028	2,321	2,321	2,330	1.61
Cedar Fair, L.P.	(8)	SOFR +	2.00%	7.33%	5/1/2031	728	726	728	0.50
FanDuel Group Financing, LLC.	(9)	SOFR +	2.25%	7.56%	11/25/2030	2,411	2,406	2,416	1.67
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	9.08%	1/27/2029	4,151	4,081	4,160	2.88
GVC Finance LLC	(9)	SOFR +	2.75%	8.01%	10/31/2029	3,391	3,400	3,401	2.35
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.75%	8.08%	1/17/2031	714	713	715	0.49
IRB Holding Corp.	(10)	SOFR +	2.75%	8.18%	12/15/2027	4,545	4,545	4,548	3.15
LC Ahab US Bidco LLC	(8)	SOFR +	3.50%	8.84%	5/1/2031	672	668	674	0.47
Marriott Ownership Resorts Inc	(8)	SOFR +	2.25%	7.59%	4/1/2031	3,143	3,166	3,154	2.18
Mic Glen, LLC	(9)	SOFR +	3.50%	8.96%	7/21/2028	3,364	3,277	3,369	2.33
New Red Finance, Inc.	(8)	SOFR +	1.75%	7.09%	9/12/2030	923	921	922	0.64
Ovg Business Services LLC	(8)	SOFR +	3.00%	8.35%	6/25/2031	1,512	1,512	1,511	1.05
Scientific Games Holdings LP	(9)	SOFR +	3.00%	8.31%	4/4/2029	2,985	2,985	2,982	2.06
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.34%	1/31/2031	1,605	1,601	1,614	1.12
Whatabrands LLC	(9)	SOFR +	2.75%	8.09%	8/3/2028	4,529	4,529	4,535	3.14
							43,494	43,739	30.26
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	4.00%	9.33%	7/31/2028	4,281	4,167	4,294	2.97
Household Products
Energizer Holdings Inc	(8)	SOFR +	2.00%	7.34%	12/22/2027	802	802	805	0.56
Independent Power and Renewable Electricity Producers
Generation Bridge Northeast LLC	(8)	SOFR +	3.50%	8.83%	8/22/2029	2,106	2,088	2,122	1.47
Industrial Conglomerates
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.35%	3/31/2028	7,115	6,996	7,125	4.93
SPX Flow, Inc.	(9)	SOFR +	3.50%	8.84%	4/5/2029	3,014	3,014	3,035	2.10
							10,010	10,160	7.03

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance
AmWINS Group Inc	(10)	SOFR +	2.25%	7.71%	2/19/2028	$746	$745	$746	0.52%
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.84%	2/14/2031	4,928	4,920	4,947	3.42
Baldwin Risk Partners, LLC	(4)(8)	SOFR +	3.25%	8.59%	5/26/2031	4,029	4,019	4,034	2.79
BroadStreet Partners, Inc.	(8)	SOFR +	3.25%	8.59%	6/14/2031	4,594	4,588	4,587	3.17
Howden Group Holdings Limited	(9)	SOFR +	4.00%	9.34%	4/18/2030	2,411	2,331	2,418	1.67
Howden Group Holdings Limited	(9)	SOFR +	3.50%	8.83%	2/15/2031	1,990	1,981	1,997	1.38
HUB International, Ltd.	(10)	SOFR +	3.25%	8.57%	6/20/2030	672	671	674	0.47
OneDigital Borrower LLC	(4)(9)	SOFR +	3.25%	8.60%	6/13/2031	1,129	1,123	1,128	0.78
USI Inc	(8)	SOFR +	2.75%	8.08%	9/29/2030	1,007	1,007	1,008	0.70
USI Inc	(8)	SOFR +	2.75%	8.08%	11/22/2029	455	455	455	0.31
							21,840	21,994	15.21
Interactive Media & Services
Project Boost Purchaser, LLC	(9)	SOFR +	3.50%	8.96%	5/30/2026	4,027	3,967	4,036	2.79
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.75%	9.16%	2/1/2031	2,481	2,465	2,492	1.72
Ahead DB Holdings, LLC	(10)	SOFR +	4.25%	9.58%	2/1/2031	900	891	904	0.63
Chrysaor Bidco S.à r.l.	(7)(9)	SOFR +	3.50%	8.82%	5/14/2031	771	771	776	0.54
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.34%	10/16/2026	2,057	2,019	2,010	1.39
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	8.94%	2/10/2028	3,051	2,887	2,842	1.97
Virtusa Corp.	(10)	SOFR +	3.25%	8.59%	2/15/2029	5,020	5,020	5,039	3.48
World Wide Technology Holding Co, LLC	(4)(9)	SOFR +	2.75%	8.18%	3/1/2030	902	902	907	0.63
							14,955	14,970	10.36
Leisure Products
Amer Sports Co	(8)	SOFR +	3.25%	8.58%	2/17/2031	282	281	285	0.20
Motion Finco, LLC	(8)	SOFR +	3.50%	8.83%	11/12/2029	2,544	2,533	2,548	1.76
							2,814	2,833	1.96
Life Sciences Tools & Services
IQVIA Inc	(8)	SOFR +	2.00%	7.31%	1/2/2031	435	435	438	0.30
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.96%	12/16/2028	2,444	2,368	2,421	1.67
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	8.58%	11/30/2027	3,541	3,541	3,558	2.46
Phoenix Newco, Inc.	(9)	SOFR +	3.25%	8.71%	11/15/2028	2,977	2,981	2,987	2.07
							9,325	9,404	6.50
Machinery
American Trailer World Corp	(10)	SOFR +	3.75%	9.19%	3/3/2028	2,450	2,405	2,402	1.66
Chart Industries, Inc.	(9)	SOFR +	3.25%	8.68%	3/15/2030	2,289	2,289	2,301	1.59
Innio North America Holding, Inc.	(8)	SOFR +	3.25%	8.60%	11/2/2028	675	674	677	0.47
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	8.84%	8/31/2028	3,739	3,692	3,762	2.60
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.50%	8.79%	4/30/2030	4,362	4,345	4,390	3.04
							13,405	13,532	9.36

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Media
American Greetings Corp	(8)	SOFR +	5.75%	11.09%	10/30/2029	$1,309	$1,283	$1,318	0.91%
Cable One Inc.	(8)	SOFR +	2.00%	7.46%	5/3/2028	2,444	2,435	2,410	1.67
Cogeco Communications Finance USA LP	(9)	SOFR +	2.50%	7.96%	9/1/2028	2,450	2,393	2,375	1.64
Fleet US Bidco, Inc.	(4)(8)	SOFR +	3.25%	8.58%	2/21/2031	726	723	731	0.51
Live Nation Entertainment Inc	(8)	SOFR +	1.75%	7.19%	10/19/2026	3,491	3,495	3,493	2.42
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.66%	3/31/2031	2,727	2,704	2,582	1.79
							13,033	12,909	8.94
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	3.75%	9.08%	8/18/2030	641	641	645	0.45
Oil, Gas & Consumable Fuels
AL GCX Holdings, LLC	(9)	SOFR +	3.25%	8.58%	5/17/2029	2,558	2,552	2,559	1.77
Buckeye Partners LP	(8)	SOFR +	2.00%	7.34%	11/1/2026	3,273	3,277	3,280	2.27
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.09%	12/21/2028	2,985	2,957	2,985	2.06
GIP Pilot Acquisition Partners LP	(8)	SOFR +	2.50%	7.83%	10/4/2030	1,119	1,119	1,122	0.78
							9,905	9,946	6.88
Pharmaceuticals
Elanco Animal Health Inc	(8)	SOFR +	1.75%	7.18%	8/1/2027	3,490	3,492	3,482	2.41
Professional Services
AlixPartners, LLP	(9)	SOFR +	2.50%	7.94%	2/4/2028	1,367	1,359	1,370	0.95
Ankura Consulting Group LLC	(10)	SOFR +	4.25%	9.56%	3/17/2028	1,145	1,145	1,149	0.79
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.00%	9.34%	12/29/2028	3,845	3,765	3,840	2.66
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	8.09%	1/31/2031	2,896	2,889	2,905	2.01
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.09%	12/29/2028	1,915	1,905	1,918	1.33
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.08%	4/9/2027	3,753	3,686	3,756	2.60
Eisner Advisory Group LLC	(9)	SOFR +	4.00%	9.33%	2/28/2031	1,211	1,199	1,224	0.85
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.10%	11/6/2028	486	468	487	0.34
Grant Thornton Advisors LLC	(8)	SOFR +	3.25%	8.60%	6/2/2031	2,378	2,378	2,388	1.65
Inmar, Inc.	(11)	SOFR +	5.50%	10.84%	5/1/2026	2,063	2,017	2,071	1.43
Mercury Borrower, Inc.	(9)	SOFR +	3.50%	8.96%	8/2/2028	3,626	3,555	3,633	2.51
Mermaid Bidco, Inc.	(4)(8)	SOFR +	3.25%	8.59%	6/27/2031	2,579	2,576	2,586	1.79
Ryan, LLC	(7)(9)	SOFR +	3.50%	8.84%	11/14/2030	2,234	2,203	2,248	1.55
Soliant Lower Intermediate, LLC	(4)(8)	SOFR +	4.00%	9.10%	6/20/2031	1,257	1,245	1,257	0.87
Trans Union, LLC.	(9)	SOFR +	2.00%	7.34%	12/1/2028	4,539	4,544	4,546	3.14
VT Topco, Inc.	(9)	SOFR +	3.50%	8.83%	8/9/2030	1,031	1,031	1,037	0.72
							35,965	36,415	25.19
Real Estate Management & Development
Cushman & Wakefield US Borrower LLC	(4)(9)	SOFR +	3.00%	8.34%	1/31/2030	995	995	996	0.69
Cushman & Wakefield US Borrower LLC	(4)(9)	SOFR +	3.75%	9.09%	1/31/2030	1,708	1,708	1,721	1.19
							2,703	2,717	1.88

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software
Applied Systems, Inc.	(8)	SOFR +	3.50%	8.81%	2/24/2031	$176	$175	$177	0.12%
Apttus Corp.	(10)	SOFR +	4.00%	9.46%	5/8/2028	3,545	3,423	3,550	2.45
BEP Intermediate Holdco LLC	(4)(8)	SOFR +	3.75%	9.09%	4/25/2031	745	742	749	0.52
Boxer Parent Company, Inc.	(8)	SOFR +	4.00%	9.34%	12/29/2028	3,846	3,812	3,859	2.67
Cloud Software Group, Inc.	(9)	SOFR +	4.50%	9.83%	3/21/2031	1,419	1,408	1,424	0.98
Cloudera, Inc.	(9)	SOFR +	3.75%	9.19%	10/8/2028	3,551	3,449	3,557	2.46
ConnectWise, LLC	(9)	SOFR +	3.50%	9.10%	9/29/2028	3,512	3,416	3,493	2.42
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	9.21%	10/16/2028	2,161	2,001	2,046	1.41
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.85%	12/1/2029	5,998	5,983	6,002	4.15
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.08%	5/9/2030	4,479	4,479	4,512	3.12
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.94%	10/9/2029	3,281	3,277	3,300	2.28
Flexera Software LLC	(4)(10)	SOFR +	3.50%	8.83%	3/3/2028	603	603	606	0.42
Fortress Intermediate 3 Inc	(4)(8)	SOFR +	3.75%	9.10%	6/27/2031	1,800	1,791	1,805	1.25
Gen Digital Inc	(9)	SOFR +	1.75%	7.09%	9/12/2029	5,905	5,905	5,892	4.07
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.75%	9.19%	12/1/2027	290	289	292	0.20
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.50%	8.84%	12/1/2027	2,611	2,611	2,627	1.82
Go Daddy Operating Co LLC	(8)	SOFR +	1.75%	7.09%	5/30/2031	750	749	750	0.52
GTCR Investors LP	(8)	SOFR +	2.50%	7.84%	1/31/2031	5,835	5,833	5,851	4.05
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.43%	11/19/2026	3,535	3,336	3,193	2.21
Idera, Inc.	(10)	SOFR +	3.50%	8.83%	3/2/2028	1,865	1,865	1,855	1.28
Instructure Holdings Inc	(9)	SOFR +	2.75%	8.35%	10/30/2028	2,963	2,959	2,965	2.05
ION Trading Finance Ltd	(8)	SOFR +	4.00%	9.35%	4/1/2028	2,221	2,211	2,222	1.54
McAfee Corp	(9)	SOFR +	3.25%	8.58%	3/1/2029	3,546	3,546	3,547	2.45
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.93%	5/2/2029	3,387	3,307	3,160	2.19
Modena Buyer LLC	(8)	SOFR +	4.50%	9.80%	7/1/2031	2,998	2,938	2,930	2.03
Planview Parent Inc	(8)	SOFR +	3.75%	9.08%	12/17/2027	1,916	1,911	1,916	1.33
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.75%	9.07%	10/28/2030	3,275	3,275	3,289	2.27
Proofpoint, Inc.	(9)	SOFR +	3.00%	8.34%	8/31/2028	2,993	2,993	2,999	2.07
Quartz Acquireco LLC	(8)	SOFR +	2.75%	8.08%	6/28/2030	1,978	1,978	1,982	1.37
RealPage, Inc.	(9)	SOFR +	3.00%	8.46%	4/24/2028	2,754	2,680	2,681	1.85
Rocket Software, Inc.	(9)	SOFR +	4.75%	10.09%	11/28/2028	2,585	2,552	2,599	1.80
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.44%	8/14/2026	3,401	3,347	3,412	2.36
Skopima Consilio Parent LLC	(9)	SOFR +	4.00%	9.46%	5/12/2028	2,112	2,041	2,113	1.46
Skopima Consilio Parent LLC	(9)	SOFR +	4.50%	9.96%	5/12/2028	1,493	1,482	1,497	1.04
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.96%	8/11/2028	3,537	3,484	3,514	2.43
SS&C Technologies, Inc.	(8)	SOFR +	2.00%	7.34%	5/9/2031	2,818	2,818	2,826	1.95
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.95%	3/5/2027	3,536	3,507	3,544	2.45
Vision Solutions, Inc.	(10)	SOFR +	4.25%	9.84%	4/24/2028	3,651	3,442	3,601	2.49
Webpros US Bidco, Inc.	(4)(8)	SOFR +	4.00%	9.33%	3/19/2031	653	652	659	0.46
XPLOR T1 LLC	(4)(8)	SOFR +	4.25%	9.60%	6/24/2031	2,100	2,090	2,100	1.45
							108,360	109,096	75.44
Specialty Retail
Apro, LLC.	(4)(8)	SOFR +	3.75%	9.08%	6/26/2031	3,952	3,942	3,957	2.74
HomeServe USA Holding Corp	(8)	SOFR +	2.50%	7.84%	10/21/2030	827	827	830	0.57
							4,769	4,787	3.31

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments June 30, 2024 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Technology Hardware, Storage & Peripherals
Xerox Corp	(9)	SOFR +	4.00%	9.33%	11/17/2029	$2,419	$2,389	$2,420	1.67%
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	2.00%	7.33%	1/31/2031	683	682	685	0.47
Avolon TLB Borrower 1 US LLC	(9)	SOFR +	2.00%	7.33%	6/22/2028	2,744	2,724	2,750	1.90
Core & Main, LP	(4)(8)	SOFR +	2.25%	7.56%	2/9/2031	1,083	1,079	1,086	0.75
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.84%	1/31/2028	2,977	2,951	2,949	2.04
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	9.35%	12/22/2028	4,343	4,205	4,362	3.02
Johnstone Supply LLC	(8)	SOFR +	3.00%	8.33%	6/7/2031	1,298	1,295	1,301	0.90
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.18%	5/31/2031	6,021	5,961	5,928	4.10
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.81%	12/28/2027	2,446	2,425	2,397	1.66
Sunsource Borrower LLC	(8)	SOFR +	4.00%	9.42%	3/25/2031	1,751	1,742	1,756	1.21
White Cap Buyer, LLC	(8)	SOFR +	3.25%	8.59%	10/19/2029	4,585	4,573	4,598	3.18
Windsor Holdings III, LLC	(8)	SOFR +	4.00%	9.34%	8/1/2030	1,850	1,850	1,864	1.29
							29,487	29,676	20.52
Transportation Infrastructure
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.21%	9/23/2028	1,985	1,976	1,988	1.37
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.33%	12/17/2027	4,326	4,282	4,336	3.00
Total First Lien Debt							674,983	680,953	470.91
Total Investment Portfolio							674,983	680,953	470.91
Cash and Cash Equivalents
Other Cash and Cash Equivalents							6,587	6,587	4.56
Total Portfolio Investments, Cash and Cash Equivalents							$681,570	$687,540	475.47%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ABG Intermediate Holdings 2 LLC	Delayed Draw Term Loan	6/13/2025	$670	$—
Chrysaor Bidco S.à r.l.	Delayed Draw Term Loan	5/15/2026	57	—
Groundworks, LLC	Delayed Draw Term Loan	3/14/2026	248	—
Ryan, LLC	Delayed Draw Term Loan	11/14/2024	159	—
Touchdown Acquirer, Inc.	Delayed Draw Term Loan	2/21/2026	251	—
Total unfunded commitments			$1,385	$—
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2024 was 2.00%.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of June 30, 2024 and December 31, 2023 (Unaudited):

	June 30, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $674,983 and $582,598 at June 30, 2024 and December 31, 2023, respectively)	$680,953	$591,886
Cash and cash equivalents	6,587	6,307
Interest receivable	3,333	2,777
Receivable for investments sold	10,785	3,574
Deferred financing costs	297	711
Total assets	$701,955	$605,255
LIABILITIES
Debt	$428,800	$356,700
Distribution payable	34,075	21,310
Interest payable and other liabilities	94,474	79,513
Total liabilities	557,349	457,523
MEMBERS’ EQUITY
Members’ Equity	144,606	147,732
Total members’ equity	144,606	147,732
Total liabilities and members’ equity	$701,955	$605,255
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and six months ended June 30, 2024 and June 30, 2023 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Interest income	$14,349	$10,970	$28,820	$21,613
Other income	9	3	22	113
Total investment income	14,358	10,973	28,842	21,726
Expenses:
Interest expense	8,141	5,562	15,891	11,126
Other expenses	76	75	110	150
Total expenses	8,217	5,637	16,001	11,276
Net investment income before taxes	6,141	5,336	12,841	10,450
Tax Expense	—	—	—	—
Net investment income after taxes	$6,141	$5,336	$12,841	$10,450
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	(1,190)	1,984	(3,318)	8,870
Net realized gain (loss) on investments	(1,007)	330	117	1,428
Total net realized and change in unrealized gain (loss) on investments	(2,197)	2,314	(3,201)	10,298
Net increase (decrease) in net assets resulting from operations	$3,944	$7,650	$9,640	$20,748

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of June 30, 2024, except as discussed below.
July Subscriptions and Distribution Declaration
The Company received approximately $961.0 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective July 1, 2024.
On July 17, 2024, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2019 per Class S share, and $0.2147 per Class D share, which is payable on August 27, 2024 to shareholders of record as of July 31, 2024.
August Subscriptions
Through the date of issuance of the condensed consolidated financial statements the Company received approximately $986.6 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective August 1, 2024.
Revolving Credit Facility Amendment
On August 6, 2024, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, which became effective August 12, 2024, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $5.150 billion to $5.500 billion, which is comprised of (i) revolving commitments in an aggregate amount of $5.105 billion and (ii) funded term loans in an aggregate principal amount of $395.0 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from June 2027 to August 2028 (other than with respect to the revolving commitments of certain lenders (x) in the amount of $50.0 million, which expire on May 6, 2026 and (y) in the amount of $90.0 million, which expire on June 9, 2027), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from June 2028 to August 2029 (other than with respect to (x) the revolving commitments of certain lenders in the amount of $50.0 million, which mature on May 6, 2027, (y) the revolving commitments of certain lenders in the amount of $90.0 million, which mature on June 9, 2028, and (z) the term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028), (d) resetting the minimum shareholders’ equity test, (e) adding a step down of the interest for the borrowings under the Revolving Credit Facility (other than with respect to borrowings of certain lenders with revolving commitments in the amount of $140.0 million and term loans in the amount of $10.0 million) (i) for loans for which the Company elects the base rate option, the alternate base rate plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (ii) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775% and (f) decreasing the unused fee for the revolving commitments (other than with respect to the revolving commitments of certain lenders in the amount of $140.0 million) from 0.375% to 0.325%.
Bison Peak Funding Facility Amendment
On July 25, 2024, Bison Peak Funding entered in to the Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”) to the Bison Peak Funding Facility. The Second Amendment provides for, among other things, an extension of the period during which Bison Peak Funding may make borrowings under the Bison Peak Funding Facility to June 8, 2027, and extension of the stated maturity date of the Bison Peak Funding Facility to June 8, 2029, a change in the applicable margin to advances under the Bison Peak Funding Facility to 1.95% per annum, and the payment of certain fees as agreed between Bison Peak Funding and the lenders.

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

Portfolio and Investment Activity
For the three months ended June 30, 2024, we made $8,761.7 million aggregate principal amount of new investment commitments (including $3,642.1 million of which remained unfunded as of June 30, 2024), $8,282.1 million of which was first lien debt, $280.2 million of which was second lien debt, $95.2 million of which was structured finance obligations - debt instruments and $104.2 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$52,751,753	$48,711,985
New investments purchased	6,016,056	897,969
Payment-in-kind interest capitalized	95,655	52,680
Net accretion of discount on investments	65,088	42,697
Net realized gain (loss) on investments	(22,111)	(76,141)
Investments sold or repaid	(2,796,817)	(1,202,947)
Total investments, end of period	$56,109,624	$48,426,243
Amount of investments funded at principal:
First lien debt	$5,584,850	$871,878
Second lien debt	280,362	40,000
Structured finance obligations - debt instruments	95,230	—
Equity and other (1)	104,217	—
Total	$6,064,659	$911,878
Proceeds from investments sold or repaid:
First lien debt	$(2,478,423)	$(1,166,370)
Second lien debt	(88,125)	(35,750)
Structured finance obligations - debt instruments	(29,270)	—
Equity and other (1)	(200,999)	(827)
Total	$(2,796,817)	$(1,202,947)

	June 30, 2024	December 31, 2023
Number of portfolio companies	539	503
Weighted average yield on debt and income producing investments, at amortized cost (2)(3)	11.4%	11.7%
Weighted average yield on debt and income producing investments, at fair value (2)(3)	11.4%	11.8%
Average loan to value (LTV) (4)	43.5%	43.7%
Percentage of performing debt investments bearing a floating rate, at fair value	99.8%	99.9%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.2%	0.1%
Percentage of assets on non-accrual, at amortized cost (5)	0.4%	0.1%
(1)“Other” includes subordinated notes representing the equity of third party managed collateralized loan obligations (“CLO”) vehicles.
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
(3)As of June 30, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 10.8% and 11.0%, respectively. The weighted average total portfolio yield at fair value was 10.8% and 11.1%, respectively.
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

(5)As a percentage of total amortized cost of Investments (excluding Investments in Joint Ventures). Assets on non-accrual represented 0.2% and less than 0.1% of total fair value of Investments (excluding Investments in Joint Ventures) as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and June 30, 2023, our portfolio companies had a weighted average annual EBITDA of $233.7 million and $208.6 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of June 30, 2024, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of June 30, 2024 the Company had contributed (net of returns of capital) $1,815.0 million and the Emerald JV Partner had contributed (net of returns of capital) $605.0 million of capital and $435.0 million and $145.0 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
The following table is a summary of Emerald JV’s portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Total investments, at fair value	$4,738,314	$5,325,685
Total senior secured debt investments at fair value	4,607,771	5,187,161
Number of portfolio companies	250	272
Weighted average yield on debt and income producing investments, at fair value (1)	11.5%	11.5%
Weighted average yield on debt and income producing investments, at cost (1)	11.4%	11.4%
Percentage of performing debt investments bearing a floating rate, at fair value	99.8%	99.8%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.2%	0.2%
Percentage of assets on non-accrual, at amortized cost (2)	0.2%	0.1%
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
(2)As a percentage of total amortized cost of Investments of Emerald JV. Assets on non-accrual represented 0.1% and 0.1% of total fair value of Investments of Emerald JV as of June 30, 2024 and December 31, 2023, respectively.

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
As of June 30, 2024, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
The following table is a summary of Verdelite JV’s portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Total investments, at fair value	$680,953	$591,886
Total senior secured debt investments at fair value	$680,953	$591,886
Number of portfolio companies	254	192
Weighted average yield on debt and income producing investments, at fair value (1)	9.0%	9.7%
Weighted average yield on debt and income producing investments, at cost (1)	9.1%	9.8%
Percentage of performing debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual, at amortized cost (2)	—%	—%
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
(2)As a percentage of total amortized cost of Investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of June 30, 2024 and December 31, 2023.

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures”.

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$1,642,894	$1,407,305	$3,211,757	$2,743,047
Net expenses before excise tax	718,221	651,528	1,421,802	1,290,173
Net investment income before excise tax	924,673	755,777	1,789,955	1,452,874
Excise tax expense	8,911	5,691	18,362	13,433
Net investment income after excise tax	915,762	750,086	1,771,593	1,439,441
Net change in unrealized appreciation (depreciation)	16,984	12,145	126,907	168,328
Net realized gain (loss)	(14,138)	(79,425)	(60,844)	(172,108)
Net increase (decrease) in net assets resulting from operations	$918,608	$682,806	$1,837,656	$1,435,661
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1,466,270	$1,274,647	$2,857,112	$2,506,394
Payment-in-kind interest income	95,219	51,664	187,899	92,484
Dividend income	77,341	80,610	160,292	142,788
Fee income	4,064	384	6,454	1,381
Total investment income	$1,642,894	$1,407,305	$3,211,757	$2,743,047
Total investment income increased to $1,642.9 million for the three months ended June 30, 2024, an increase of $235.6 million or 17% compared to the same period in the prior year. This was primarily driven by an increase in the average investments at fair value. Average investments at fair value increased by 14% to $54,503.3 million during the three months ended June 30, 2024 compared to $47,831.9 million during the three months ended June 30, 2023. This was partially offset by a decrease in dividend income which was primarily comprised of $77.3 million received from our Emerald JV and Verdelite JV joint ventures as compared to $80.6 million for the same period in the prior year.
Total investment income increased to $3,211.8 million for the six months ended June 30, 2024, an increase of $468.7 million or 17% compared to the same period in the prior year. This was primarily driven by increase in the average investments at fair value. Average investments at fair value increased by 10% to $53,064.4 million during the six months ended June 30, 2024 compared to $48,147.7 million during the six months ended June 30, 2023. A further increase was driven by dividend income which was primarily comprised of $160.2 million received from our Emerald JV and Verdelite JV joint ventures as compared to $142.8 million for the same period in the prior year.
Additionally, for the three months ended June 30, 2024, we recorded $26.9 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $4.6 million in the prior year, primarily a result of increased prepayments. For six months ended June 30, 2024, we recorded $33.7 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $6.5 million in the prior year, primarily a result of increased prepayments.

For the three months ended June 30, 2024 and 2023, Payment-in-kind interest income represented 5.8% and 3.7% of total investment income, respectively. For six months ended June 30, 2024 and 2023, Payment-in-kind interest income represented 5.9% and 3.4% of total investment income, respectively.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While elevated interest rates have favorably impacted our investment income during the three and six months ended June 30, 2024, further interest rate increases, and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$446,152	$438,599	$896,215	$874,822
Management fees	104,328	75,635	199,710	149,238
Income based incentive fees	134,199	109,501	259,556	210,259
Distribution and shareholder servicing fees
Class S	23,329	16,297	44,735	31,688
Class D	302	121	561	681
Professional fees	3,147	3,959	6,730	7,980
Board of Trustees’ fees	225	240	446	464
Administrative service expenses	1,909	1,432	3,741	3,354
Other general & administrative	3,773	4,728	8,612	9,372
Amortization of continuous offering costs	857	1,016	1,496	2,315
Total expenses before excise tax	718,221	651,528	1,421,802	1,290,173
Net investment income before excise tax	924,673	755,777	1,789,955	1,452,874
Excise tax expense	8,911	5,691	18,362	13,433
Net investment income after excise tax	$915,762	$750,086	$1,771,593	$1,439,441
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $446.2 million for the three months ended June 30, 2024, an increase of $7.6 million or 2% compared to the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period, partially offset by a decrease in our average principal of debt outstanding.
Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and excluding amortization of deferred financing costs) increased to 7.22% for the three months ended June 30, 2024 from 6.82% for the same period in the prior year. The average principal of debt outstanding decreased to $23,762.5 million for the three months ended June 30, 2024 from $25,238.7 million for the same period in the prior year.
Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) increased to $896.2 million for the six months ended June 30, 2024, an increase of $21.4 million or 2% compared to the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period, partially offset by a decrease in our average principal of debt outstanding.

Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and excluding amortization of deferred financing costs) increased to 7.26% for the six months ended June 30, 2024 from 6.56% for the same period in the prior year. The average principal of debt outstanding decreased to $23,853.0 million for the six months ended June 30, 2024 from $26,189.5 million for the same period in the prior year.
Management Fees
Management fees increased to $104.3 million for the three months ended June 30, 2024, an increase of $28.7 million or 38% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $33,536.5 million for the three months ended June 30, 2024 compared to $24,303.7 million for the same period in the prior year.
Management fees increased to $199.7 million for the six months ended June 30, 2024, an increase of $50.5 million or 34% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $32,105.3 million for the six months ended June 30, 2024 compared to $23,989.3 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees increased to $134.2 million for the three months ended June 30, 2024, an increase of $24.7 million or 23% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $1,073.6 million for the three months ended June 30, 2024 from $876.0 million for the same period in the prior year.
Income based incentive fees increased to $259.6 million for the six months ended June 30, 2024, an increase of $49.3 million or 23% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $2,076.4 million for the six months ended June 30, 2024 from $1,682.1 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains incentive fees for the three and six months ended June 30, 2024. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses for the three months ended June 30, 2024 are primarily comprised of $23.6 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $3.8 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $3.1 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). Total other expenses increased to $33.5 million for the three months ended June 30, 2024, an increase of $5.7 million as compared to the same period in the prior year. The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
Total other expenses for the six months ended June 30, 2024 are primarily comprised of $45.3 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $8.6 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $6.7 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). Total other expenses increased to $66.3 million for the six months ended June 30, 2024, an increase of $10.5 million as compared to the same period in the prior year. The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.

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
For the three months ended June 30, 2024 and 2023, we accrued $8.9 million and $5.7 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2024 and 2023, we accrued $18.4 million and $13.4 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$10,358	$19,694	$98,820	$189,077
Net change in unrealized gain (loss) on derivative instruments	(3,698)	(3,026)	17,923	(14,966)
Net change in unrealized gain (loss) on foreign currency and other transactions	10,324	(4,523)	10,164	(5,783)
Net change in unrealized gain (loss)	$16,984	$12,145	$126,907	$168,328
For the three months ended June 30, 2024, the net change in unrealized gains of $17.0 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.2% from 97.7% as of March 31, 2024 to 97.9% as of June 30, 2024, driven by changes in portfolio company fundamentals and changes in the economic outlook.
For the three months ended June 30, 2024, we had net change in unrealized losses of $3.7 million and net change in unrealized gains of $10.3 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the NOK, EUR, and SEK exchange rates vs. USD.
For the six months ended June 30, 2024, the net change in unrealized gains of $126.9 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.5% from 97.4% as of December 31, 2023 to 97.9% as of June 30, 2024, driven by strong portfolio company fundamentals and changes in the economic outlook.
For the six months ended June 30, 2024, we had net change in unrealized gains of $17.9 million and $10.2 million on foreign currency forward contracts and foreign currency transactions, respectively, primarily as a result of fluctuations in the NOK and EUR exchange rates vs. USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments	$(22,111)	$(76,141)	$(64,509)	$(177,837)
Net realized gain (loss) on derivative instruments	6,014	(2,464)	(383)	2,306
Net realized gain (loss) on foreign currency and other transactions	1,959	(820)	4,048	3,423
Net realized gain (loss)	$(14,138)	$(79,425)	$(60,844)	$(172,108)
For the three and six months ended June 30, 2024, we generated net realized losses on investments of $22.1 million and $64.5 million respectively, which was primarily from full or partial sales or restructures of our debt investments.
For the three and six months ended June 30, 2024, we generated net realized gains of $6.0 million and net realized losses of $0.4 million respectively, on derivative assets and derivative liabilities as a result of the settlement of our foreign currency derivative transactions.
The net realized losses for the three and six months ended June 30, 2024,were partially offset by the net realized gains of $2.0 million and $4.0 million respectively, on foreign currency and other transactions, primarily as a result of fluctuations in the GBP and EUR exchange rates vs. USD.
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
As of June 30, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024 and December 31, 2023, we had an aggregate principal amount of $23,071.6 million and $23,407.8 million, of debt outstanding and our asset coverage ratio was 247.7% and 221.9%, respectively.
Cash and cash equivalents as of June 30, 2024, taken together with our $10,481.3 million of unused capacity under our credit facilities (subject to borrowing base availability, $10,113.8 million is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2024, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $4,618.7 million of Level 2 debt investments as of June 30, 2024, which could provide additional liquidity if necessary.

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
As of June 30, 2024, we had $1,634.1 million in cash and cash equivalents. During the six months ended June 30, 2024, cash used in operating activities was $3,206.6 million, was primarily due to purchases of investments of $9,016.3 million partially offset by sales of investments and principal repayments of $4,152.4 million and receipt of interest payments from our investments. Cash provided by financing activities was $3,349.5 million during the period, primarily as a result of proceeds from issuance of Common Shares of $5,592.3 million, partially offset by share repurchases of $1,090.2 million, dividends paid in cash of $818.1 million and net repayments on our credit facilities and unsecured notes of $299.2 million.
Equity
The following tables present transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended June 30, 2024
	Shares	Amount
CLASS I
Subscriptions	81,033,241	$2,069,043
Share transfers between classes	1,145,385	29,248
Distributions reinvested	10,231,927	261,258
Share repurchases	(13,298,362)	(340,039)
Early repurchase deduction	—	390
Net increase (decrease)	79,112,191	$2,019,900
CLASS S
Subscriptions	34,179,709	$872,680
Share transfers between classes	(1,166,588)	(29,789)
Distributions reinvested	4,976,576	127,071
Share repurchases	(4,351,422)	(111,266)
Early repurchase deduction	—	194
Net increase (decrease)	33,638,275	$858,890
CLASS D
Subscriptions	3,744,903	$95,631
Share transfers between classes	21,203	541
Distributions reinvested	78,718	2,010
Share repurchases	(307,076)	(7,852)
Early repurchase deduction	—	9
Net increase (decrease)	3,537,748	$90,339
Total net increase (decrease)	116,288,214	$2,969,129

	For the six months ended June 30, 2024
	Shares	Amount
CLASS I
Subscriptions	149,186,371	$3,800,744
Share transfers between classes	2,746,187	70,465
Distributions reinvested	19,726,815	502,526
Share repurchases	(30,900,363)	(789,067)
Early repurchase deduction	—	471
Net increase (decrease)	140,759,010	$3,585,139
CLASS S
Subscriptions	65,547,864	$1,669,764
Share transfers between classes	(2,781,630)	(71,346)
Distributions reinvested	9,506,611	242,181
Share repurchases	(8,411,668)	(214,842)
Early repurchase deduction	—	234
Net increase (decrease)	63,861,177	$1,625,991
CLASS D
Subscriptions	4,776,674	$121,838
Share transfers between classes	35,443	881
Distributions reinvested	141,406	3,603
Share repurchases	(506,916)	(12,950)
Early repurchase deduction	—	11
Net increase (decrease)	4,446,607	$113,383
Total net increase (decrease)	209,066,794	$5,324,513
Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
			$1.3200	$1,087,016

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
			$1.2117	$500,673

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
			$1.2882	$22,793
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
During the three months ended June 30, 2024, approximately 17,956,860 shares were repurchased for a total value of $458.6 million (net of Early Repurchase Deduction). During the six months ended June 30, 2024, approximately 39,818,947 shares were repurchased for a total value of $1,016.1 million (net of Early Repurchase Deduction).

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets”.
Borrowings
As of June 30, 2024 and December 31, 2023, we had an aggregate principal amount of $23,071.6 million and $23,407.8 million, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $8,216.0 million and $5,370.8 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2024 and December 31, 2023, we estimate that $1,963.6 million and $399.5 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
As of June 30, 2024 and December 31, 2023, $502.5 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2024, management is not aware of any material pending legal proceedings.
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
Recent Developments
Macroeconomic Environment
The six months ended June 30, 2024 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, elevated interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the wars in Ukraine and Russia and in the Middle East. Recent events affecting financial institutions also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023 and throughout the first half of 2024, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including maintaining elevated interest rates. These higher interest rates have created further uncertainty for the economy and for our borrowers. Although our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, further increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes with respect to interest rates or inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to valuation risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

As of June 30, 2024, 99.8% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$1,605,861	$(609,559)	$996,302
Up 200 basis points	1,070,574	(406,373)	664,202
Up 100 basis points	535,287	(203,186)	332,101
Down 100 basis points	(534,928)	203,186	(331,741)
Down 200 basis points	(1,069,529)	406,373	(663,156)
(1)Excludes the impact of incentive fees. See “Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” for further information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on April 18, 2024, May 21, 2024 and June 21, 2024 for information about unregistered sales of our equity securities during the quarter.
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended June 30, 2024:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
February 29, 2024	21,862,087	1.9%	$25.51	March 31, 2024	$557,579	—
May 31, 2024	17,956,860	1.5%	$25.57	June 30, 2024	$458,564	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets”.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
Revolving Credit Facility Amendment
On August 6, 2024, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, which became effective August 12, 2024, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $5.150 billion to $5.500 billion, which is comprised of (i) revolving commitments in an aggregate amount of $5.105 billion and (ii) funded term loans in an aggregate principal amount of $395.0 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from June 2027 to August 2028 (other than with respect to the revolving commitments of certain lenders (x) in the amount of $50.0 million, which expire on May 6, 2026 and (y) in the amount of $90.0 million, which expire on June 9, 2027), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from June 2028 to August 2029 (other than with respect to (x) the revolving commitments of certain lenders in the amount of $50.0 million, which mature on May 6, 2027, (y) the revolving commitments of certain lenders in the amount of $90.0 million, which mature on June 9, 2028, and (z) the term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028), (d) resetting the minimum shareholders’ equity test, (e) adding a step down of the interest for the borrowings under the Revolving Credit Facility (other than with respect to borrowings of certain lenders with revolving commitments in the amount of $140.0 million and term loans in the amount of $10.0 million) (i) for loans for which the Company elects the base rate option, the alternate base rate plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (ii) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775% and (f) decreasing the unused fee for the revolving commitments (other than with respect to the revolving commitments of certain lenders in the amount of $140.0 million) from 0.375% to 0.325%.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

4.1
Thirteenth Supplemental Indenture, dated as of May 29, 2024, relating to the 5.950% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on May 29, 2024).

4.2	Form of 5.950% Notes due 2029 (included in Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on May 29, 2024 and incorporated by reference).

4.3
Registration Rights Agreement, dated as of May 29, 2024, relating to the Notes, by and among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on May 29, 2024).

10.1
Amendment No. 2, dated June 12, 2024, to the Amended and Restated Senior Secured Credit Agreement dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.*

10.2
Amendment No. 3, dated August 6, 2024, to the Amended and Restated Senior Secured Credit Agreement dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit Number	Description of Exhibits

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Blackstone Private Credit Fund

Date:	August 12, 2024	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)