Form 10-Q
period 2024-09-30
Blackstone Private Credit Fund
filed 2024-11-13
CIK 1803498

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
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 8, 2024 was 965,055,847, 477,270,942 and 21,759,000 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

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

WEBSITE DISCLOSURE

We use our website (www.bcred.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $59,210,695 and $48,561,249 at September 30, 2024 and December 31, 2023, respectively)	$59,166,572	$48,242,813
Non-controlled/affiliated investments (cost of $558 and $558 at September 30, 2024 and December 31, 2023, respectively)	1,987	2,499
Controlled/affiliated investments (cost of $2,580,499 and $2,459,916 at September 30, 2024 and December 31, 2023, respectively)	2,494,703	2,498,599
Total investments at fair value (cost of $61,791,752 and $51,021,723 at September 30, 2024 and December 31, 2023, respectively)	61,663,262	50,743,911
Cash and cash equivalents (restricted cash of $901 and $938 at September 30, 2024 and December 31, 2023, respectively)	1,341,345	1,481,770
Interest receivable from non-controlled/non-affiliated investments	641,912	515,902
Interest receivable from controlled/affiliated investments	126	—
Dividend receivable from controlled/affiliated investments	94,023	98,607
Receivable from broker	150,669	266,573
Deferred financing costs	123,358	93,836
Deferred offering costs	1,556	1,032
Receivable for investments	602,953	101,460
Derivative assets at fair value (Note 6)	55,247	14,145
Total assets	$64,674,451	$53,317,236
LIABILITIES
Debt (net of unamortized debt issuance costs of $110,340 and $91,634 at September 30, 2024 and December 31, 2023, respectively)	$26,538,391	$23,179,861
Payable for investments	101,435	70,138
Management fees payable (Note 3)	112,634	87,272
Income based incentive fees payable (Note 3)	139,413	122,943
Interest payable	350,012	322,597
Derivative liabilities at fair value (Note 6)	69,280	165,541
Due to affiliates	23,724	23,577
Distribution payable (Note 9)	310,553	245,032
Payable for share repurchases (Note 9)	547,722	532,774
Accrued expenses and other liabilities	34,694	33,064
Total liabilities	28,227,858	24,782,799
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,429,358,181 and 1,123,896,870 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	14,294	11,239
Additional paid in capital	36,466,156	28,679,353
Distributable earnings (loss)	(33,857)	(156,155)
Total net assets	36,446,593	28,534,437
Total liabilities and net assets	$64,674,451	$53,317,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	September 30, 2024	December 31, 2023
Class I Shares:
Net assets	$24,012,040	$18,649,595
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	941,701,780	734,579,940
Net asset value per share	$25.50	$25.39
Class S Shares:
Net assets	$11,892,013	$9,492,496
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	466,379,311	373,864,258
Net asset value per share	$25.50	$25.39
Class D Shares:
Net assets	$542,540	$392,346
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	21,277,090	15,452,672
Net asset value per share	$25.50	$25.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,534,454	$1,309,957	$4,390,085	$3,816,351
Payment-in-kind interest income	86,045	60,593	273,235	152,815
Dividend income	442	158	487	158
Fee income	3,528	1,108	9,982	2,489
From non-controlled/affiliated investments:
Dividend income	—	9	13	16
From controlled/affiliated investments:
Interest income	846	144	2,327	144
Payment-in-kind interest income	7,634	839	8,343	1,101
Dividend income	64,207	84,119	224,441	226,900
Total investment income	1,697,156	1,456,927	4,908,913	4,199,974
Expenses:
Interest expense	452,804	444,235	1,349,019	1,319,057
Management fees (Note 3)	112,634	79,728	312,344	228,966
Income based incentive fees (Note 3)	139,413	113,721	398,969	323,979
Distribution and shareholder servicing fees
Class S	24,940	17,649	69,675	49,338
Class D	331	199	892	880
Professional fees	2,780	5,791	9,510	13,771
Board of Trustees’ fees	225	221	671	685
Administrative service expenses (Note 3)	1,408	1,741	5,149	5,095
Other general & administrative	3,889	5,403	12,501	14,776
Amortization of continuous offering costs	1,116	361	2,613	2,676
Total expenses before excise tax	739,540	669,049	2,161,343	1,959,223
Net investment income before excise tax	957,616	787,878	2,747,570	2,240,751
Excise tax expense	6,990	9,681	25,352	23,113
Net investment income after excise tax	950,626	778,197	2,722,218	2,217,638
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(42,971)	346,721	158,127	484,558
Non-controlled/affiliated investments	(92)	(305)	(512)	(178)
Controlled/affiliated investments	(22,621)	26,866	(124,479)	77,980
Derivative instruments (Note 6)	(8,485)	7,661	9,438	(7,305)
Foreign currency and other transactions	(7,609)	3,562	2,555	(2,220)
Net change in unrealized appreciation (depreciation)	(81,778)	384,505	45,129	552,835
Net realized gain (loss):
Non-controlled/non-affiliated investments	(61,988)	(127,364)	(126,497)	(305,414)
Non-controlled/affiliated investments	—	—	—	213
Derivative instruments (Note 6)	(14,196)	2,704	(14,578)	5,010
Foreign currency and other transactions	7,941	(10,321)	11,989	(6,900)
Net realized gain (loss)	(68,243)	(134,981)	(129,086)	(307,091)
Net realized and change in unrealized gain (loss)	(150,021)	249,524	(83,957)	245,744
Net increase (decrease) in net assets resulting from operations	$800,605	$1,027,721	$2,638,261	$2,463,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operations:
Net investment income after excise tax	$950,626	$778,197	$2,722,218	$2,217,638
Net change in unrealized appreciation (depreciation)	(81,778)	384,505	45,129	552,835
Net realized gain (loss)	(68,243)	(134,981)	(129,086)	(307,091)
Net increase (decrease) in net assets resulting from operations	800,605	1,027,721	2,638,261	2,463,382
Distributions to common shareholders:
Class I	(613,824)	(440,051)	(1,700,840)	(1,247,456)
Class S	(278,214)	(198,745)	(778,887)	(546,252)
Class D	(13,444)	(8,094)	(36,237)	(35,147)
Net decrease in net assets resulting from distributions	(905,482)	(646,890)	(2,515,964)	(1,828,855)
Share transactions:
Class I:
Proceeds from shares sold	1,817,606	1,320,655	5,618,350	2,782,476
Share transfers between classes	30,939	17,624	101,404	1,149,483
Distributions reinvested	285,248	202,132	787,774	557,869
Repurchased shares, net of early repurchase deduction	(436,427)	(409,713)	(1,225,023)	(2,230,246)
Net increase (decrease) from share transactions	1,697,366	1,130,698	5,282,505	2,259,582
Class S:
Proceeds from shares sold	733,227	708,441	2,402,991	1,601,265
Share transfers between classes	(30,977)	(13,077)	(102,323)	(55,217)
Distributions reinvested	138,243	89,644	380,424	245,606
Repurchased shares, net of early repurchase deduction	(107,743)	(82,448)	(322,351)	(345,554)
Net increase (decrease) from share transactions	732,750	702,560	2,358,741	1,446,100
Class D:
Proceeds from shares sold	36,765	143,591	158,603	215,875
Share transfers between classes	38	(4,547)	919	(1,094,266)
Distributions reinvested	2,429	891	6,032	16,596
Repurchased shares, net of early repurchase deduction	(4,002)	—	(16,941)	(13,816)
Net increase (decrease) from share transactions	35,230	139,935	148,613	(875,611)
Total increase (decrease) in net assets	2,360,469	2,354,024	7,912,156	3,464,598
Net assets, beginning of period	34,086,124	23,795,639	28,534,437	22,685,065
Net assets, end of period	$36,446,593	$26,149,663	$36,446,593	$26,149,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,638,261	$2,463,382
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(33,136)	(562,360)
Net change in unrealized (appreciation) depreciation on derivative instruments	(9,438)	7,305
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	(2,555)	2,220
Net realized (gain) loss on investments	126,497	305,201
Net realized (gain) loss on derivative instruments	14,578	(5,010)
Net realized (gain) loss on foreign currency and other transactions	(11,989)	6,900
Payment-in-kind interest capitalized	(286,773)	(161,247)
Net accretion of discount and amortization of premium	(153,853)	(124,982)
Amortization of deferred financing costs	29,581	23,205
Amortization of debt issuance costs and original issue discount on notes	24,199	20,587
Amortization of offering costs	2,613	2,676
Purchases of investments	(16,186,297)	(3,702,885)
Proceeds from sale of investments and principal repayments	5,730,397	4,743,706
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(126,010)	49,942
Interest receivable from controlled/affiliated investments	(126)	—
Dividend receivable from controlled/affiliated investments	4,584	(28,522)
Receivable from broker	115,904	(12,581)
Receivable for investments	(501,493)	411,392
Other assets	—	5,088
Payable for investments	31,297	(392,120)
Management fees payable	25,362	6,336
Income based incentive fees payable	16,470	19,604
Interest payable	27,415	31,409
Due to affiliates	147	(18,302)
Accrued expenses and other liabilities	1,630	(4,092)
Net cash provided by (used in) operating activities	(8,522,735)	3,086,852
Cash flows from financing activities:
Borrowings on debt	6,135,797	2,610,921
Repayments on debt	(3,040,077)	(6,085,397)
Deferred financing costs paid	(57,698)	(25,976)
Debt issuance costs paid	(4,525)	(13,278)
Deferred offering costs paid	(3,317)	(337)
Proceeds from issuance of common shares	8,179,944	4,599,616
Repurchased shares, net of early repurchase deduction paid	(1,549,969)	(3,258,629)
Dividends paid in cash	(1,277,857)	(980,992)
Net cash provided by (used in) financing activities	8,382,298	(3,154,072)
Net increase (decrease) in cash and cash equivalents	(140,437)	(67,220)
Effect of foreign exchange rate changes on cash and cash equivalents	12	(2,334)
Cash and cash equivalents, beginning of period	1,481,770	1,351,901
Cash and cash equivalents, end of period	$1,341,345	$1,282,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$1,513,206	$1,429,853
Distribution payable	310,553	226,180
Reinvestment of distributions during the period	1,174,230	820,071
Accrued but unpaid debt financing costs	175	—
Accrued but unpaid debt issuance costs	1,966	—
Accrued but unpaid offering costs	616	6
Share repurchases accrued but not yet paid	547,722	492,207
Excise taxes paid	26,402	5,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.57%	5/25/2021	5/25/2028		$50,078	$49,146	$35,125	0.10%
Atlas CC Acquisition Corp.	(4)(5)(7)(10)	SOFR +	4.00%	9.29%	5/25/2021	5/26/2026		5,596	5,459	714	0.00
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.61%	1/7/2021	12/31/2027		32,553	32,513	32,553	0.09
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.10%	1/9/2023	1/9/2030		2,352	2,292	2,352	0.01
Loar Group Inc	(4)(6)(7)(11)	SOFR +	4.75%	9.60%	7/28/2022	5/10/2030		252,178	251,601	251,238	0.69
Loar Group Inc	(4)(5)(6)(11)	SOFR +	4.75%	9.60%	8/26/2024	5/10/2030		359,100	352,042	359,100	0.99
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.60% (incl. 2.65% PIK)	12/5/2023	12/5/2030		54,337	52,831	54,202	0.15
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	10.85%	6/1/2021	6/1/2027		47,851	47,382	37,563	0.10
Peraton Corp.	(10)	SOFR +	3.75%	8.70%	2/1/2021	2/1/2028		14,361	14,382	13,851	0.04
TransDigm Inc	(6)(8)	SOFR +	2.50%	7.10%	11/28/2023	2/28/2031		7,980	8,004	7,958	0.02
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	7.60%	12/6/2021	12/6/2030		11,702	11,661	11,709	0.03
West Star Aviation Acquisition, LLC	(4)(5)(11)	SOFR +	5.00%	9.60%	11/3/2023	3/1/2028		9,903	9,747	9,903	0.03
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	5.00%	9.60%	3/1/2022	3/1/2028		4,889	4,816	4,889	0.01
									841,876	821,157	2.26
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.26%	6/11/2021	6/11/2027		211,975	209,979	207,205	0.57
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.23%	12/21/2021	6/11/2027		51,581	51,073	50,420	0.14
Alliance Ground	(4)(9)	SOFR +	5.75%	11.26%	7/25/2022	6/11/2027		93,986	92,949	91,871	0.25
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.10%	7/19/2022	7/19/2029	EUR	114,140	113,391	126,691	0.35
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	10.35%	7/19/2022	7/19/2029		102,349	100,586	102,349	0.28
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.24%	8/13/2021	4/30/2027		101,042	100,684	98,768	0.27
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.50%	1/7/2021	12/9/2026		27,349	27,012	27,213	0.07
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.50%	2/4/2022	2/5/2029		135,783	134,097	135,104	0.37
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.10%	12/30/2022	12/30/2028		1,090	1,062	1,063	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.50%	12/13/2021	12/31/2028		270,834	267,569	249,844	0.69
SEKO Global Logistics Network, LLC	(4)(5)(11)(17)	E +	8.00%	11.38%	12/21/2021	12/30/2026	EUR	34,596	39,792	26,958	0.07
SEKO Global Logistics Network, LLC	(4)(5)(11)(17)	SOFR +	8.00%	12.95%	1/7/2021	12/30/2026		74,663	73,767	52,264	0.14

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Air Freight & Logistics (continued)
SEKO Global Logistics Network, LLC	(4)(5)(11)(17)	SOFR +	8.00%	12.95%	7/25/2022	12/30/2026		$9,420	$9,246	$6,594	0.02%
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	8.00%	12.95%	7/1/2024	12/30/2026		1,398	1,365	1,398	0.00
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)(17)	SOFR +	8.00%	12.95%	1/7/2021	12/30/2026		6,920	6,863	4,270	0.01
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.25%	8.10%	8/6/2024	1/25/2029		12,983	12,983	12,962	0.04
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.87%	7/26/2021	7/26/2028		13,935	13,860	14,018	0.04
									1,256,278	1,208,992	3.31
Airlines
Air Canada	(6)(8)	SOFR +	2.50%	7.25%	3/21/2024	3/14/2031		6,308	6,293	6,331	0.02
Auto Components
Clarios Global LP	(6)(8)	SOFR +	2.50%	7.35%	7/16/2024	5/6/2030		3,491	3,491	3,497	0.01
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	8.85%	6/20/2024	6/18/2029	EUR	23,500	24,907	26,192	0.07
									28,398	29,689	0.08
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.12%	3/31/2021	3/31/2028		44,424	43,867	44,398	0.12
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	7.40%	1/7/2021	11/15/2027		4,094	4,057	3,986	0.01
Broadline Retail
Peer USA, LLC	(6)(8)	SOFR +	3.00%	7.60%	6/26/2024	6/20/2031		7,000	7,021	7,031	0.02
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.72%	7/25/2022	8/1/2028		25,545	25,268	25,759	0.07
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	8.45%	4/15/2021	4/12/2028		4,830	4,808	4,739	0.01
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	10.35% (incl. 6.53% PIK)	11/22/2021	4/23/2028	EUR	31,114	33,896	29,959	0.08
Engineered Stone Group Holdings III Ltd.	(4)(6)(10)	SOFR +	5.75%	12.10% (incl. 7.54% PIK)	11/22/2021	4/23/2028		64,832	63,826	56,080	0.15

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Building Products (continued)
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.95%	2/26/2021	2/26/2027		$109,862	$109,078	$108,215	0.30%
Great Day Improvements, LLC	(4)(7)(13)	SOFR +	5.50%	10.71%	6/13/2024	6/13/2030		36,237	35,436	35,394	0.10
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.60%	1/7/2021	2/25/2027		43,474	43,273	39,562	0.11
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.60%	4/20/2022	2/25/2027		187,540	186,384	170,661	0.47
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.60%	1/7/2021	2/25/2027		6,319	6,287	5,750	0.02
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.21%	3/12/2021	3/12/2028		40,069	39,921	40,123	0.11
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	11.55%	9/1/2021	9/1/2027		109,203	108,153	109,203	0.30
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	11.55%	8/19/2024	9/1/2027		11,009	10,797	11,009	0.03
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.97%	6/6/2024	5/31/2031		44,630	44,204	43,837	0.12
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.55%	4/19/2022	5/1/2026		146,952	146,245	145,482	0.40
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.85%	4/29/2022	4/29/2029		2,985	2,996	2,952	0.01
Tamko Building Products, LLC	(8)	SOFR +	3.25%	8.17%	9/20/2023	9/20/2030		2,985	2,992	2,996	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.20%	11/3/2021	11/3/2028		25,016	24,869	24,913	0.07
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.25% (incl. 10.03% PIK)	1/7/2021	12/29/2026		57,420	57,000	52,539	0.14
									945,433	909,173	2.50
Capital Markets
Apex Group Treasury, LLC	(6)(9)	SOFR +	3.75%	8.96%	7/27/2021	7/27/2028		15,024	15,004	15,062	0.04
Apex Group Treasury, LLC	(6)(9)	SOFR +	4.00%	9.08%	8/2/2024	7/27/2028		78,157	78,157	78,450	0.22
Aretec Group, Inc.	(6)(8)	SOFR +	4.00%	8.85%	5/29/2024	8/9/2030		853	853	837	0.00
FFML Holdco Ltd	(4)(6)(10)	B+	6.25%	11.53%	11/11/2022	11/30/2028	NZD	37,316	22,694	23,707	0.07
Focus Financial Partners LLC	(7)(8)	SOFR +	3.25%	8.10%	9/11/2024	9/11/2031		14,889	14,851	14,858	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	3.00%	7.60%	9/5/2024	9/5/2031		12,388	12,287	12,200	0.03
Osaic Holdings Inc	(8)	SOFR +	4.00%	8.85%	5/6/2024	8/17/2028		10,594	10,602	10,493	0.03
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	11.37%	12/29/2023	4/30/2027		3,894	3,848	3,604	0.01
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.20%	12/22/2021	12/22/2027		12,151	12,085	12,090	0.03
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	8.71%	12/1/2021	12/1/2028		13,059	13,005	13,097	0.04
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.25%	8.10%	6/5/2024	4/7/2028		18,370	18,370	18,357	0.05
									201,756	202,755	0.56

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
Charter Next Generation Inc	(10)	SOFR +	3.25%	8.10%	1/30/2024	12/1/2027	$1,990	$2,003	$1,992	0.01%
DCG Acquisition Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.60%	6/13/2024	6/13/2031	210,895	208,353	209,293	0.57
Derby Buyer, LLC	(6)(9)	SOFR +	3.50%	8.70%	5/14/2024	11/1/2030	6,468	6,506	6,486	0.02
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	10.87%	11/15/2023	11/15/2030	21,321	20,888	21,073	0.06
Geon Performance Solutions, LLC	(10)	SOFR +	4.25%	9.12%	8/18/2021	8/18/2028	3,589	3,574	3,603	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	4.50%	9.46%	8/30/2021	8/30/2028	7,925	7,915	7,392	0.02
								249,239	249,839	0.69
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.25%	8/18/2023	8/18/2028	43,524	43,067	43,765	0.12
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.70%	4/8/2021	5/12/2028	40,833	40,782	40,480	0.11
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	8.48%	11/8/2021	11/16/2028	11,675	11,648	11,678	0.03
APX Group, Inc.	(6)(9)	SOFR +	2.75%	8.03%	7/9/2021	7/10/2028	17,256	17,234	17,279	0.05
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.25%	9.25%	5/7/2021	5/7/2028	405,472	405,472	405,472	1.11
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.75%	10.60%	10/2/2023	10/2/2030	210,048	205,827	209,942	0.58
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.71%	3/31/2021	3/31/2028	22,535	22,557	22,514	0.06
Divisions Holding Corp.	(4)(10)	SOFR +	4.75%	9.71%	5/27/2021	5/27/2028	5,865	5,832	5,873	0.02
EAB Global, Inc.	(9)	SOFR +	3.25%	8.10%	8/16/2021	8/16/2028	13,374	13,354	13,342	0.04
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	9.26%	8/31/2021	8/31/2028	8,891	8,842	8,614	0.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.75%	10.62%	11/17/2023	11/17/2029	45,126	44,258	45,126	0.12
FusionSite Midco, LLC	(4)(11)	SOFR +	5.75%	11.29%	11/17/2023	11/17/2029	19,516	19,140	19,516	0.05
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.49%	9/25/2024	11/17/2029	2,978	2,026	1,945	0.01
Garda World Security Corp.	(6)(8)	SOFR +	3.50%	8.60%	8/6/2024	2/1/2029	20,967	20,967	20,991	0.06
Gatekeeper Systems Inc	(4)(10)	SOFR +	5.00%	10.06%	8/27/2024	8/28/2030	252,665	247,690	247,612	0.68
Gatekeeper Systems Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.06%	8/27/2024	8/28/2030	6,159	5,188	5,172	0.01
GBT US III, LLC	(6)(8)	SOFR +	3.00%	8.28%	7/26/2024	7/25/2031	4,000	4,010	3,997	0.01
Gorilla Investor LLC	(4)(5)(10)	SOFR +	5.00%	9.60%	9/26/2024	9/30/2031	168,043	164,684	166,363	0.46
Iris Buyer, LLC	(4)(11)	SOFR +	6.25%	11.50%	10/2/2023	10/2/2030	54,679	53,390	54,679	0.15
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.85%	10/2/2023	10/2/2030	5,155	4,822	4,902	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.79%	12/15/2021	12/15/2027	$162,481	$160,234	$161,457	0.44%
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.45%	11/9/2023	12/15/2027	54,083	53,114	54,083	0.15
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.17%	12/15/2021	12/15/2027	92,906	92,001	92,906	0.25
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.10%	12/29/2021	12/17/2030	236,063	233,923	236,063	0.65
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.10%	1/7/2021	12/17/2030	45,220	44,806	45,220	0.12
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.95%	12/10/2021	12/10/2027	89,216	88,336	89,137	0.24
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.85%	10/19/2021	10/19/2028	46,601	46,062	41,941	0.12
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.90%	10/19/2021	10/19/2028	20,790	20,549	18,711	0.05
Onex Baltimore Buyer, Inc.	(4)(11)(18)	SOFR +	5.00%	9.85%	12/1/2021	12/1/2027	187,232	185,238	187,232	0.51
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	5.00%	9.85%	12/1/2021	12/1/2027	219,692	216,704	218,457	0.60
Pearce Intermediate Holdings, Inc	(4)(12)	SOFR +	4.50%	9.52%	6/2/2021	6/2/2027	82,554	81,587	82,554	0.23
Pearce Intermediate Holdings, Inc	(4)(5)(7)(11)	SOFR +	4.50%	9.91%	6/29/2023	6/2/2027	814	787	787	0.00
Polyphase Elevator Holding Co.	(4)(5)(7)(11)	SOFR +	6.00%	10.70% (incl. 5.00% PIK)	6/23/2021	6/23/2027	6,019	5,980	4,578	0.01
Polyphase Elevator Holding Co.	(4)(5)(11)	SOFR +	6.00%	10.70% (incl. 5.00% PIK)	12/21/2021	6/23/2027	10,694	10,694	8,128	0.02
Prime Security Services Borrower, LLC	(8)	SOFR +	2.25%	7.45%	4/15/2024	10/13/2030	1,496	1,505	1,496	0.00
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	9.10%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.01
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	9.10%	5/24/2024	5/24/2031	13,816	13,751	13,747	0.04
Safety Products/JHC Acquisition Corp	(7)(8)	SOFR +	4.50%	9.45%	1/7/2021	6/28/2026	50,567	50,447	50,606	0.14
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.96%	6/20/2024	6/20/2030	75,563	74,843	74,808	0.21
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.28%	6/20/2024	6/20/2030	4,335	4,080	4,089	0.01
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.75%	8.71%	12/9/2021	12/8/2028	26,862	26,785	26,883	0.07
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.95%	1/21/2022	1/21/2029	8,963	8,936	8,820	0.02
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.51%	1/7/2021	11/2/2027	20,000	20,024	19,983	0.05
Water Holdings Acquisition LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.25%	7/31/2024	7/31/2031	185,476	183,497	183,436	0.50
								2,969,134	2,978,845	8.14

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	SOFR +	6.50%	11.87%	5/3/2021	5/3/2027	$30,600	$30,336	$30,600	0.08%
Atlas Securitized Products Funding 2, L.P.	(4)(5)(7)(8)	SOFR +	1.50%	6.70%	3/28/2024	4/10/2026	134,503	130,697	134,503	0.37
Azuria Water Solutions Inc	(10)	SOFR +	3.75%	8.60%	7/23/2024	5/17/2028	34,522	34,522	34,706	0.10
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.75%	7.60%	1/25/2024	1/27/2031	7,963	7,884	7,970	0.02
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	5/10/2024	5/10/2031	48,883	48,100	48,357	0.13
COP Home Services TopCo IV, Inc.	(4)(7)(11)	SOFR +	6.00%	11.35%	6/9/2023	12/31/2027	209,500	205,980	209,077	0.57
Gannett Fleming Inc	(4)(5)(7)(10)	SOFR +	4.50%	9.67%	8/5/2024	8/5/2030	361,703	355,874	355,718	0.98
Groundworks, LLC	(8)	SOFR +	3.50%	8.60%	3/14/2024	3/14/2031	9,056	9,074	9,008	0.02
Groundworks, LLC	(7)(8)	SOFR +	3.50%	8.60%	3/14/2024	3/14/2031	267	165	258	0.00
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	10.41%	3/2/2021	3/2/2028	15,170	15,096	13,881	0.04
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	5.00%	10.41%	3/2/2021	3/2/2028	2,023	2,016	1,851	0.01
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.45%	10/28/2021	12/16/2027	11,258	11,212	11,318	0.03
Thermostat Purchaser III, Inc.	(4)(7)(10)	SOFR +	4.25%	8.85%	6/20/2024	8/31/2028	9,975	9,869	9,942	0.03
								860,825	867,189	2.38
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.75%	8.60%	5/7/2024	7/18/2029	1,995	2,000	2,005	0.01
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.50%	10/18/2022	9/30/2028	11,328	11,100	11,328	0.03
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.50%	9/30/2021	9/30/2027	2,587	2,509	2,587	0.01
Berlin Packaging, LLC	(8)	SOFR +	3.75%	8.95%	6/7/2024	6/7/2031	15,361	15,325	15,367	0.04
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	8.02%	4/13/2022	4/13/2029	13,989	13,737	13,933	0.04
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	7.35%	7/31/2024	8/4/2027	7,932	7,932	7,933	0.02
MAR Bidco S.à r.l.	(6)(9)	SOFR +	4.20%	9.29%	6/28/2021	7/6/2028	3,829	3,818	3,714	0.01
Pretium PKG Holdings, Inc.	(11)(18)	SOFR +	4.60%	9.85% (incl. 1.38% PIK)	10/2/2023	10/2/2028	22,230	21,985	17,914	0.05
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	9.30%	4/9/2024	9/15/2028	16,232	16,232	16,277	0.04
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.60%	7/19/2024	8/12/2028	985	985	985	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.21%	3/3/2021	3/3/2028	13,663	13,598	13,419	0.04
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	8.60%	4/1/2024	9/15/2028	21,739	21,739	21,798	0.06
								130,960	127,260	0.35

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	5.50%	10.69%	12/10/2021	12/10/2028		$7,820	$7,726	$7,096	0.02%
BradyIFS Holdings, LLC	(4)(11)	SOFR +	6.00%	11.25%	10/31/2023	10/31/2029	202,799		199,365	202,799	0.56
BradyIFS Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.06%	10/31/2023	10/31/2029	15,991		15,665	15,767	0.04
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.70%	11/1/2021	11/2/2026	29,725		29,410	28,759	0.08
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.50%	11.98%	11/1/2022	6/23/2028	15,532		15,223	14,290	0.04
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.53%	12/31/2021	6/23/2028	26,188		25,910	23,897	0.07
NDC Acquisition Corp.	(4)(7)(8)	SOFR +	5.50%	10.20%	3/9/2021	3/9/2027	21,713		21,432	21,713	0.06
PT Intermediate Holdings III, LLC	(4)(9)	SOFR +	5.00%	10.33% (incl. 1.75% PIK)	4/9/2024	4/9/2030	167,958		167,577	167,958	0.46
PT Intermediate Holdings III, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	4/9/2024	4/9/2030	1,432		1,417	1,415	0.00
S&S Holdings, LLC	(9)	SOFR +	5.00%	10.06%	3/11/2021	3/11/2028	7,812		7,828	7,790	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.85%	1/7/2021	5/13/2026	82,044		81,646	80,813	0.22
									573,199	572,297	1.57
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	10.28%	7/19/2024	7/24/2030	27,542		27,008	26,991	0.07
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	10.05%	7/19/2024	7/24/2030	5,571		5,232	5,221	0.01
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	10.28%	7/19/2024	7/24/2030	1,697		1,546	1,541	0.00
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.45%	12/10/2021	12/11/2028	20,422		20,161	20,353	0.06
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.70%	12/21/2021	4/28/2028	133,249		131,864	132,582	0.36
BPPH2 Limited	(4)(6)(8)	S +	6.87%	11.82%	3/16/2021	3/16/2028	GBP	40,700	55,517	54,414	0.15
BPPH2 Limited	(4)(5)(6)(8)	S +	6.25%	11.20%	6/17/2024	3/16/2028	GBP	8,269	10,349	11,055	0.03
BPPH2 Limited	(4)(5)(6)(10)	CA +	6.25%	10.78%	6/17/2024	3/16/2028	CAD	5,090	3,647	3,764	0.01
BPPH2 Limited	(4)(5)(6)(10)	SOFR +	6.25%	11.31%	6/17/2024	3/16/2028	2,645		2,583	2,645	0.01
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.88%	7/20/2021	7/20/2028	941,434		936,323	941,434	2.58
Caribou Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.95%	7/2/2024	2/1/2029	GBP	198,859	252,188	263,056	0.72

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Cengage Learning, Inc.	(11)	SOFR +	4.25%	9.54%	3/22/2024	3/22/2031	$8,458	$8,498	$8,486	0.02%
Charger Debt Merger Sub, LLC	(4)(5)(10)	SOFR +	5.00%	10.25%	5/31/2024	5/31/2031	55,000	54,476	54,725	0.15
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.75%	5/31/2024	5/31/2031	8,690	8,440	8,470	0.02
DTA Intermediate II Ltd.	(4)(12)	SOFR +	5.25%	9.89%	3/27/2024	3/27/2030	51,584	50,640	51,584	0.14
DTA Intermediate II Ltd.	(4)(5)(7)(11)	SOFR +	5.25%	10.56%	3/27/2024	3/27/2030	3,879	3,393	3,645	0.01
Element Materials Technology Group US Holdings Inc.	(6)(9)	SOFR +	3.75%	8.35%	6/24/2022	7/6/2029	7,403	7,347	7,431	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	11.53%	7/18/2023	7/18/2029	47,060	46,120	46,001	0.13
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.54%	7/18/2023	7/18/2029	8,662	8,365	8,347	0.02
Essential Services Holding Corp	(4)(5)(7)(10)	SOFR +	5.00%	10.29%	6/17/2024	6/17/2031	69,595	68,772	68,736	0.19
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.20%	10/12/2021	12/31/2026	41,428	41,027	41,118	0.11
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.20%	10/12/2021	12/31/2026	47,897	47,346	47,538	0.13
Imagine Learning, LLC	(9)	SOFR +	3.50%	8.35%	2/1/2024	12/21/2029	64,874	64,585	64,919	0.18
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	10.45%	3/10/2022	3/12/2029	9,765	9,703	9,795	0.03
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.96%	11/20/2023	3/12/2029	27,294	26,721	27,376	0.08
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.71%	12/15/2021	12/15/2028	17,606	17,522	17,614	0.05
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.60%	9/29/2023	9/29/2030	13,682	13,534	13,798	0.04
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	10.20%	5/1/2024	5/1/2031	200,000	198,120	198,000	0.54
Sunshine Cadence Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.16%	5/1/2024	5/1/2031	16,640	16,186	16,320	0.04
University Support Services, LLC	(9)	SOFR +	2.75%	7.60%	2/10/2022	2/10/2029	9,521	9,491	9,504	0.03
								2,146,704	2,166,463	5.93
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.85%	12/28/2023	1/31/2031	5,970	5,991	5,944	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	10.43%	10/1/2021	10/1/2028		$230,465	$227,165	$229,620	0.63%
Zacapa, LLC	(6)(9)	SOFR +	4.00%	8.60%	3/22/2022	3/22/2029		7,464	7,460	7,488	0.02
									234,625	237,108	0.65
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.25%	10.31%	3/26/2021	3/26/2027		61,209	60,670	60,903	0.17
Qualus Power Services Corp.	(4)(11)	SOFR +	5.25%	10.31%	7/27/2023	3/26/2027		54,130	53,215	53,860	0.15
Qualus Power Services Corp.	(4)(5)(7)(11)	SOFR +	5.25%	10.55%	5/9/2024	3/26/2027		3,167	2,670	2,667	0.01
Sabre Industries Inc	(9)	SOFR +	3.25%	8.20%	6/1/2021	6/1/2028		13,119	13,107	13,073	0.04
									129,662	130,503	0.37
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.70%	8/17/2021	8/17/2030		194,843	192,512	194,405	0.53
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.81%	8/8/2024	8/8/2030		327,813	322,460	322,325	0.88
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	6/21/2021	6/21/2028		39,700	39,430	39,715	0.11
									554,402	556,445	1.52
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.76%	1/7/2021	12/23/2026		25,060	24,872	23,117	0.06
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.70%	1/7/2021	12/23/2026		7,522	7,487	6,939	0.02
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.33%	1/7/2021	12/23/2026		1,929	1,921	1,780	0.00
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.26%	3/2/2021	3/2/2028		11,916	11,902	11,593	0.03
Modena Buyer, LLC	(8)	SOFR +	4.50%	9.10%	7/1/2024	7/1/2031		49,961	48,994	47,947	0.13
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	5.50%	10.63%	11/20/2023	11/20/2030		42,921	42,471	42,921	0.12
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.71%	7/1/2024	7/1/2030	EUR	8,660	9,300	9,496	0.03
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.70%	7/1/2024	7/1/2031	EUR	64,338	68,095	70,544	0.19
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	5.00%	9.60%	7/1/2024	7/1/2031		263,667	258,379	258,308	0.71
									473,421	472,645	1.29

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.63%	8/20/2024	8/20/2031		$8,834	$8,667	$8,834	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	P +	3.75%	11.75%	8/20/2024	8/20/2030		73	49	65	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.20%	3/15/2024	3/15/2031		32,750	31,846	32,160	0.09
									40,562	41,059	0.11
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.76%	11/10/2021	11/10/2028		7,583	7,539	7,605	0.02
Renaissance Holdings Corp	(9)	SOFR +	4.25%	9.10%	2/9/2024	4/5/2030		2,517	2,522	2,519	0.01
									10,061	10,124	0.03
Financial Services
DM Intermediate Parent LLC	(4)(7)(10)	SOFR +	5.00%	9.60%	9/30/2024	9/30/2030		104,836	102,452	102,451	0.28
Mitchell International, Inc.	(9)	SOFR +	3.25%	8.10%	6/17/2024	6/17/2031		65,205	64,891	64,327	0.18
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.89%	9/1/2023	9/1/2030		19,841	19,422	19,841	0.05
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.44%	9/1/2023	9/1/2029		1,176	1,095	1,149	0.00
RFS Opco, LLC	(4)(9)	SOFR +	5.00%	9.60%	4/4/2024	4/4/2031		30,476	30,193	30,324	0.08
SelectQuote Inc.	(4)(6)(10)	SOFR +	9.50%	14.45% (incl. 3.00% PIK)	2/29/2024	9/15/2025		265,576	265,501	239,018	0.66
Solera, LLC	(9)(18)	SOFR +	4.00%	9.51%	6/4/2021	6/2/2028		32,580	32,376	32,080	0.09
									515,930	489,190	1.34
Food Products
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	8.86%	1/7/2021	12/18/2026		4,843	4,858	4,870	0.01
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	10.00%	5/15/2024	5/15/2031		156,848	156,361	156,818	0.43
Channelside AcquisitionCo, Inc.	(4)(5)(7)(11)	SOFR +	4.75%	10.00%	5/15/2024	5/15/2029		5,002	4,902	5,002	0.01
									161,263	161,820	0.44
Health Care Equipment & Supplies
AEC Parent Holdings Inc.	(9)	SOFR +	5.75%	10.50%	6/13/2022	6/13/2029		24,872	24,460	20,240	0.06
Auris Luxembourg III S.à r.l.	(6)(8)	SOFR +	4.25%	9.56%	9/27/2024	2/28/2029		8,878	8,878	8,892	0.02
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	6.75%	12.00% (incl. 3.38% PIK)	9/29/2023	9/30/2030		32,962	31,948	32,925	0.09
Bamboo US BidCo, LLC	(4)(11)	E +	6.75%	10.39% (incl. 3.38% PIK)	9/29/2023	9/30/2030	EUR	72,155	74,484	80,319	0.22

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies (continued)
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.82%	11/1/2021	11/1/2028		$168,996	$167,138	$165,193	0.45%
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.82%	5/23/2024	11/1/2028	6,471		6,138	5,704	0.02
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.75%	10.70%	7/6/2022	7/6/2028	66,517		65,684	66,517	0.18
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.45%	9/13/2021	9/13/2027	192,055		190,156	187,253	0.51
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.70%	9/13/2021	9/13/2027	48,634		48,204	47,418	0.13
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.25%	7/21/2022	7/20/2029	49,125		46,755	48,143	0.13
Natus Medical Incorporated	(4)(5)(7)(9)	SOFR +	4.50%	9.45%	7/21/2022	7/21/2027	5,025		4,946	4,705	0.01
Sharp Services, LLC	(8)	SOFR +	3.75%	8.35%	4/3/2024	12/31/2028	7,684		7,696	7,693	0.02
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	10.10%	2/28/2024	2/28/2031	48,979		48,151	48,876	0.13
									724,638	723,878	1.97
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	CA +	5.00%	9.24%	8/10/2022	8/10/2029	CAD	254,221	194,362	187,939	0.52
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.45%	8/2/2021	8/2/2027	9,667		9,464	9,237	0.03
ACI Group Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.45%	7/7/2023	8/2/2028	133,389		131,218	130,721	0.36
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.66%	5/7/2021	5/7/2027	10,431		10,339	10,431	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.60%	5/7/2021	5/7/2027	8,581		8,515	8,581	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.68%	5/7/2021	5/7/2026	334		310	334	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.66%	4/14/2022	5/7/2027	251		249	251	0.00
ADMI Corp.	(9)	SOFR +	3.75%	8.71%	6/30/2021	12/23/2027	8,265		8,242	8,107	0.02
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.25%	9.75%	2/25/2022	2/25/2028	21,053		20,587	21,053	0.06
Canadian Hospital Specialties Ltd.	(4)(6)(11)	CA +	4.50%	9.11%	4/15/2021	4/14/2028	CAD	14,707	11,666	10,712	0.03
Canadian Hospital Specialties Ltd.	(4)(6)(7)(10)	CA +	4.50%	9.11%	4/15/2021	4/15/2027	CAD	3,780	2,848	2,735	0.01
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	11.20%	2/11/2022	2/24/2029	GBP	60,000	78,733	72,596	0.20
Caramel Bidco Limited	(4)(5)(6)(8)	S +	6.00%	11.20%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,741	0.01
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	9.77%	2/24/2022	2/24/2029	EUR	14,000	15,585	14,104	0.04
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	11.31%	2/24/2022	2/24/2029	6,125		6,381	5,543	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	11.21% PIK	12/21/2021	12/21/2028	$556,038	$550,342	$482,364	1.32%
Compsych Investments Corp	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	7/22/2024	7/22/2031	70,669	70,276	70,265	0.19
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.75%	10.70%	2/1/2022	2/1/2029	160,827	158,834	160,827	0.44
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.75%	11.05%	8/1/2022	2/1/2029	21,524	21,058	21,524	0.06
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.41%	11.01%	3/12/2021	4/3/2028	25,209	25,097	25,020	0.07
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	11.10%	12/28/2022	4/3/2028	9,920	9,722	9,846	0.03
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.35%	1/7/2021	10/4/2026	28,587	28,587	28,587	0.08
Heartland Dental, LLC	(10)	SOFR +	4.50%	9.35%	5/30/2024	4/30/2028	9,950	9,996	9,796	0.03
Imagine 360 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.81%	9/18/2024	9/30/2028	97,521	96,400	96,391	0.26
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	10.76%	4/29/2024	4/29/2030	262,560	262,295	261,890	0.72
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.71%	5/26/2021	10/15/2026	270,090	267,916	255,235	0.70
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	6.25%	11.51%	12/8/2023	12/6/2029	6,570	6,428	6,570	0.02
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	6.25%	11.11%	12/8/2023	12/6/2029	112	93	112	0.00
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	6.00%	10.85%	2/13/2024	2/13/2031	37,648	37,304	37,648	0.10
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.85%	2/13/2024	2/13/2031	2,141	2,054	2,089	0.01
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.85%	7/16/2021	7/16/2027	503,358	501,269	442,955	1.22
Odyssey Holding Company, LLC	(4)(11)(18)	SOFR +	5.75%	10.91%	1/7/2021	11/16/2026	50,082	49,958	50,082	0.14
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.91%	1/7/2021	11/16/2026	4,211	4,211	4,211	0.01
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.91%	1/7/2021	11/16/2026	9,357	9,357	9,357	0.03
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	9.71%	2/26/2021	2/28/2028	22,614	22,517	22,621	0.06
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.60%	12/13/2023	7/8/2026	34,984	34,504	34,621	0.09
ONS MSO, LLC	(4)(5)(7)(11)	P +	5.25%	13.25%	12/13/2023	7/8/2026	2,250	2,178	2,250	0.01
ONS MSO, LLC	(4)(5)(11)	SOFR +	5.75%	10.60%	4/26/2024	7/8/2026	9,950	9,870	9,925	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.35%	5/12/2022	5/12/2029		$91,920	$90,625	$86,043	0.24%
Plasma Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.35%	5/12/2022	5/12/2028		8,101	7,927	7,161	0.02
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	10.81%	8/31/2022	8/31/2029		126,609	124,910	126,609	0.35
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.94%	9/6/2023	8/31/2029		3,106	2,767	2,982	0.01
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.20%	1/7/2021	3/9/2026		16,825	16,825	16,825	0.05
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		519,423	512,905	509,034	1.40
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		47,284	44,499	44,127	0.12
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	11.28%	6/1/2021	6/1/2028		707,413	701,264	680,885	1.87
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.75%	11.34%	6/18/2021	6/18/2028		67,237	66,164	65,892	0.18
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	11.30%	6/18/2021	6/18/2028		583	578	571	0.00
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	9.32%	6/18/2021	6/18/2026		2,255	2,194	2,255	0.01
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	9.60%	12/30/2021	1/2/2029		179,099	177,383	178,204	0.49
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.60%	4/25/2024	1/2/2029		4,913	4,335	4,422	0.01
Surgery Centers Holdings, Inc.	(6)(8)	SOFR +	2.75%	7.67%	6/20/2024	12/19/2030		5,658	5,658	5,668	0.02
The Fertility Partners, Inc.	(4)(6)(7)(10)	CA +	5.75%	10.29%	3/16/2022	3/16/2028	CAD	136,068	105,036	95,221	0.26
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	10.72%	3/16/2022	3/16/2028		45,693	45,084	43,408	0.12
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	10.45%	9/15/2022	9/15/2028		256,525	251,445	256,525	0.70
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	10.77%	1/22/2024	9/15/2028		28,444	28,193	28,444	0.08
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	10.71%	9/15/2022	9/15/2028		55,273	54,180	55,273	0.15
The GI Alliance Management, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.91%	3/7/2024	9/15/2028		15,802	14,630	15,802	0.04
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	11.04%	7/15/2022	7/15/2028		9,524	9,404	9,476	0.03
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.00%	7/15/2022	7/15/2028		13,065	13,001	13,000	0.04
Unified Women's Healthcare LP	(4)(9)	SOFR +	5.25%	10.10%	6/16/2022	6/18/2029		880,676	880,676	880,676	2.42
Unified Women's Healthcare LP	(4)(5)(7)(9)	SOFR +	5.25%	10.36%	3/22/2024	6/18/2029		1,757	1,734	1,738	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	10.47%	11/18/2021	11/20/2028		$153,992	$152,748	$153,992	0.42%
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	10.69%	11/18/2021	11/20/2028		62,247	61,775	62,247	0.17
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.12%	8/16/2023	11/20/2028		4,750	4,474	4,624	0.01
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	6.50%	11.92%	12/5/2022	11/20/2028		2,682	2,682	2,682	0.01
Veonet GmbH	(6)(8)	S +	5.50%	10.45%	4/18/2024	3/14/2029	GBP	253,448	321,708	338,001	0.93
WHCG Purchaser III Inc	(4)(5)(7)(10)	SOFR +	6.50%	11.10% (incl. 5.55% PIK)	8/2/2024	6/30/2029		45,297	45,297	45,297	0.12
WHCG Purchaser III Inc	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		36,317	14,654	14,654	0.04
									6,446,544	6,281,009	17.28
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.10%	2/15/2022	2/15/2029		36,282	36,030	36,115	0.10
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.60%	5/25/2022	5/25/2029		384,626	379,521	384,626	1.06
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.00%	9.60%	5/25/2022	5/25/2029		25,968	25,405	25,640	0.07
Caerus US 1, Inc.	(4)(5)(6)(7)(12)	SOFR +	5.00%	9.96%	5/25/2022	5/25/2029		31,760	31,083	31,760	0.09
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.60%	10/28/2022	5/25/2029		15,980	15,853	15,855	0.04
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.60%	10/28/2022	5/25/2029		247,431	246,227	247,431	0.68
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.00%	9.60%	3/27/2024	5/25/2029		69,996	69,996	69,996	0.19
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.45%	7/2/2024	10/1/2029		366,075	359,567	366,075	1.00
Continental Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.50%	4/2/2024	4/2/2031		29,121	28,576	28,971	0.08
Cotiviti, Inc.	(8)	SOFR +	3.25%	8.45%	5/1/2024	5/1/2031		43,373	43,169	43,400	0.12
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	10.06%	8/30/2024	8/30/2031		160,631	158,906	158,883	0.44
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	10.35% (incl. 2.01% PIK)	9/10/2021	9/21/2026		155,660	154,677	155,660	0.43
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	10.42% (incl. 2.01% PIK)	11/20/2023	11/20/2028		205,229	202,299	205,229	0.56
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	10.35% (incl. 2.01% PIK)	1/7/2021	9/21/2026		96,061	96,131	96,061	0.26

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.75%	10/29/2021	10/29/2028	$103,081	$101,918	$103,081	0.28%
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	11.31% (incl. 3.00% PIK)	11/8/2023	11/8/2029	183,599	182,073	182,681	0.50
Imprivata, Inc.	(9)	SOFR +	3.50%	8.75%	4/4/2024	12/1/2027	2,008	2,008	2,018	0.01
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.78%	7/23/2024	7/23/2031	215,636	212,983	212,909	0.58
Magic Bidco Inc	(4)(5)(6)(7)(10)	SOFR +	5.75%	10.41%	7/1/2024	7/1/2030	4,742	4,349	4,313	0.01
Magic Bidco Inc	(4)(5)(6)(10)	SOFR +	5.75%	10.35%	7/1/2024	7/1/2030	45,052	43,973	43,925	0.12
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	5.75%	10.35%	8/31/2023	8/31/2030	14,888	14,532	14,888	0.04
Netsmart Technologies Inc	(4)(5)(7)(10)	SOFR +	5.20%	10.05% (incl. 2.70% PIK)	8/23/2024	8/23/2031	184,817	182,613	182,573	0.50
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.56%	3/1/2021	3/1/2028	71,173	70,132	71,173	0.20
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.35%	3/1/2021	3/1/2028	14,758	14,634	14,758	0.04
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.21%	3/10/2021	3/10/2028	9,111	9,087	9,108	0.02
Rocky MRA Acquisition Corp	(4)(9)	SOFR +	5.75%	11.17%	4/1/2022	4/1/2028	163,891	162,163	163,891	0.45
Vizient, Inc.	(9)	SOFR +	2.00%	6.85%	8/1/2024	8/1/2031	5,000	5,037	5,015	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.75%	7.60%	6/27/2024	10/22/2029	6,513	6,513	6,525	0.02
								2,859,455	2,882,560	7.90
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.10%	4/1/2024	8/17/2028	9,131	9,131	9,164	0.03
Bally's Corp	(6)(9)	SOFR +	3.25%	8.79%	10/1/2021	10/2/2028	9,553	9,522	9,120	0.03
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.75%	7.60%	2/6/2023	2/6/2030	2,864	2,884	2,869	0.01
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	11.30%	4/1/2022	4/2/2029	31,207	30,803	29,667	0.08
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	8.85%	1/27/2022	1/27/2029	13,358	13,353	13,336	0.04
IRB Holding Corp.	(10)	SOFR +	2.75%	7.70%	1/22/2024	12/15/2027	21,480	21,490	21,477	0.06
Mic Glen, LLC	(9)	SOFR +	3.50%	8.46%	7/21/2021	7/21/2028	12,758	12,747	12,787	0.04
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	6.60%	6/16/2024	9/12/2030	6,468	6,452	6,413	0.02
Scientific Games Holdings LP	(9)	SOFR +	3.00%	8.32%	6/11/2024	4/4/2029	14,778	14,784	14,708	0.04
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.25%	9/26/2024	1/31/2031	2,999	3,010	3,007	0.01
Whatabrands, LLC	(9)	SOFR +	2.75%	7.60%	5/14/2024	8/3/2028	11,332	11,332	11,328	0.03
								135,508	133,876	0.39

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.70%	7/30/2021	7/31/2028		$32,473	$32,382	$32,471	0.09%
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.60%	12/14/2021	12/14/2028	6,954		6,912	6,931	0.02
CEP V Investment 11 S.à r.l.	(4)(6)(7)(10)	SA +	6.52%	7.73%	5/6/2022	2/11/2028	CHF	47,449	47,838	55,507	0.15
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	9.84%	3/31/2023	2/23/2028	EUR	57,485	55,500	63,961	0.18
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	8.62%	8/12/2021	5/19/2028	11,784		11,754	11,837	0.03
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	8.60%	8/12/2022	8/13/2029	EUR	24,880	25,190	27,696	0.08
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	9.85%	8/12/2022	8/13/2029	33,241		32,559	33,192	0.09
									179,753	199,124	0.55
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	10.10%	9/30/2021	10/2/2028	55,011		54,689	55,011	0.15
Alera Group, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	10.60%	11/17/2023	10/2/2028	6,788		6,669	6,788	0.02
Alliant Holdings Intermediate LLC	(8)	SOFR +	3.00%	7.96%	9/12/2024	9/19/2031	3,663		3,663	3,646	0.01
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	9.70%	6/17/2024	8/31/2029	464,909		458,134	464,909	1.28
Amerilife Holdings, LLC	(4)(5)(7)(13)	SOFR +	5.00%	9.70%	6/17/2024	8/31/2029	36,439		35,444	36,043	0.10
AmWINS Group Inc	(10)	SOFR +	2.25%	7.21%	2/19/2021	2/19/2028	6,450		6,439	6,447	0.02
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.35%	2/16/2024	2/14/2031	25,545		25,515	25,549	0.07
Baldwin Risk Partners, LLC	(6)(8)	SOFR +	3.25%	8.10%	5/24/2024	5/26/2031	11,209		11,201	11,237	0.03
BroadStreet Partners, Inc.	(8)	SOFR +	3.25%	8.10%	6/14/2024	6/14/2031	13,965		14,006	13,925	0.04
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	4.95%	10.27%	1/25/2022	5/16/2029	138,161		135,672	137,889	0.38
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.85%	10/29/2021	10/29/2030	27,991		27,698	27,991	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.85%	11/17/2023	10/29/2030	24,761		24,094	24,157	0.07
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.85%	4/14/2022	10/29/2030	38,794		38,428	38,794	0.11
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	9.10%	9/30/2021	9/29/2028	242,531		240,400	242,531	0.67
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.14%	9/30/2021	9/29/2028	5,340		5,111	5,340	0.01
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.14%	4/28/2023	9/29/2028	251		242	242	0.00
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	9.39%	4/15/2024	4/23/2031	EUR	110,003	114,435	120,613	0.33
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	9.39%	4/15/2024	4/23/2031	EUR	8,148	7,850	8,322	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	9.35%	7/3/2024	11/25/2028		$90,424	$90,338	$90,424	0.25%
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.85%	4/16/2021	4/14/2028	96,505		95,577	96,505	0.26
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.45%	2/4/2022	4/14/2028	64,209		62,954	63,505	0.17
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	3.50%	8.35%	2/15/2024	2/15/2031	7,486		7,492	7,500	0.02
Integrity Marketing Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	10.08%	8/27/2024	8/25/2028	255,187		253,202	255,090	0.70
OneDigital Borrower, LLC	(9)	SOFR +	3.25%	8.10%	7/2/2024	6/13/2031	9,975		9,963	9,909	0.03
Paisley Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	10.20%	4/17/2024	4/18/2031	GBP	12,094	14,876	15,920	0.04
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	5.25%	8.89%	4/17/2024	4/18/2031	EUR	7,947	8,434	8,758	0.02
Patriot Growth Insurance Services, LLC.	(4)(10)	SOFR +	5.00%	9.75%	10/14/2021	10/16/2028	24,034		23,837	24,034	0.07
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.75%	10.35%	11/17/2023	10/16/2028	11,563		11,341	11,262	0.03
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.95%	10/14/2021	10/16/2028	1,189		1,103	1,046	0.00
Riser Merger Sub, Inc.	(4)(5)(10)	S +	6.00%	10.95%	10/31/2023	10/31/2029	GBP	9,221	11,036	12,329	0.03
Riser Merger Sub, Inc.	(4)(10)	SOFR +	6.00%	10.60%	10/31/2023	10/31/2029	91,116		89,569	91,116	0.25
Riser Topco II LLC	(4)(5)(10)	S +	5.00%	9.95%	8/16/2024	10/31/2029	GBP	16,481	20,759	21,925	0.06
Riser Topco II LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.02%	6/4/2024	10/31/2029	63,557		62,408	62,785	0.17
RSC Acquisition, Inc.	(4)(10)	SOFR +	4.75%	10.00%	11/12/2021	11/1/2029	59,946		59,928	59,871	0.16
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	10.00%	1/7/2021	11/1/2029	172,187		170,659	171,579	0.47
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	10.07%	4/3/2024	4/3/2030	216,037		214,139	216,037	0.59
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.19%	11.47%	12/3/2022	1/3/2030	131,049		128,076	131,049	0.36
Sparta UK Bidco Ltd	(4)(5)(6)(7)(8)	S +	6.00%	10.95%	9/4/2024	9/25/2031	GBP	31,208	41,032	40,889	0.11

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	8.93%	7/1/2024	7/1/2031	EUR	4,515	$5,672	$4,976	0.01%
Tennessee Bidco Limited	(4)(6)(8)	S +	5.25%	10.20%	7/1/2024	7/1/2031	GBP	149,270	200,809	197,571	0.54
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	5.25%	10.20%	7/1/2024	7/1/2031	GBP	13,483	16,868	17,086	0.05
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	5.25%	10.51%	7/1/2024	7/1/2031		$585,611	569,778	579,755	1.59
TIH Insurance Holdings, LLC.	(8)	SOFR +	3.25%	7.85%	5/6/2024	3/24/2031		38,401	37,731	38,405	0.11
TIH Insurance Holdings, LLC.	(4)(5)(7)(8)	SOFR +	3.25%	7.85%	5/6/2024	5/6/2029		847	435	686	0.00
USI, Inc.	(8)	SOFR +	2.75%	7.35%	6/21/2024	11/22/2029		8,846	8,846	8,830	0.02
USI, Inc.	(8)	SOFR +	2.75%	7.35%	5/30/2024	9/29/2030		1,980	1,980	1,976	0.01
World Insurance Associates, LLC	(4)(11)	SOFR +	6.00%	10.60%	10/20/2023	4/3/2028		43,008	42,332	43,008	0.12
World Insurance Associates, LLC	(4)(5)(7)(11)	SOFR +	5.75%	11.00%	10/20/2023	4/3/2028		17,740	17,129	17,207	0.05
									3,487,993	3,530,467	9.68
Interactive Media & Services
Arches Buyer Inc	(9)	SOFR +	3.25%	8.20%	2/25/2021	12/6/2027		3,571	3,557	3,433	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.70%	8/28/2024	10/30/2027		12,533	12,351	12,345	0.03
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	10.38%	8/28/2024	10/30/2027		7,337	7,230	7,227	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	10.40%	8/28/2024	10/30/2027		3,121	3,076	3,075	0.01
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	10.16%	8/28/2024	10/30/2027		4,509	4,256	4,248	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.70%	8/28/2024	10/30/2027		3,631	3,579	3,577	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	10.38%	8/28/2024	10/30/2027		22,355	22,029	22,019	0.06
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.74%	8/28/2024	10/30/2027		6,341	6,092	6,085	0.02
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.79%	7/16/2024	7/16/2031		6,862	6,850	6,867	0.02
									69,020	68,876	0.19
Internet & Direct Marketing Retail
Hoya Midco, LLC	(6)(9)	SOFR +	3.00%	7.85%	2/3/2022	2/3/2029		9,496	9,463	9,556	0.03
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	10.35%	1/7/2021	12/29/2027		502,357	501,335	502,357	1.38
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.84%	12/15/2021	12/15/2027		551,658	546,568	536,488	1.47
									1,057,366	1,048,401	2.88

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	8.10%	8/2/2024	2/1/2031		$2,524	$2,521	$2,531	0.01%
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2021	12/21/2029	27,000		26,618	26,865	0.07
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	10.03%	12/13/2021	12/21/2028	27,021		26,568	27,021	0.07
AI Altius US Bidco, Inc.	(4)(10)	SOFR +	4.75%	10.03%	5/21/2024	12/21/2028	218,247		216,142	218,247	0.60
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	10.25%	5/2/2023	5/2/2030	1,584		1,540	1,584	0.00
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.85%	1/7/2021	10/16/2026	19,355		19,367	18,829	0.05
Fern Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	10.20%	7/1/2024	7/3/2031	GBP	40,356	49,796	52,336	0.14
Infostretch Corporation	(4)(10)	SOFR +	5.75%	11.23%	4/1/2022	4/1/2028	178,883		176,797	165,914	0.46
Inovalon Holdings, Inc.	(4)(10)	SOFR +	6.25%	11.79% (incl. 2.75% PIK)	11/24/2021	11/24/2028	1,003,353		989,564	1,003,353	2.75
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	6.25%	11.46% (incl. 2.75% PIK)	11/24/2021	11/24/2028	76,908		75,738	76,908	0.21
KEN Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	11.07%	5/3/2024	8/3/2028	GBP	13,921	16,998	18,380	0.05
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	9.32%	9/28/2022	9/28/2029	DKK	560,750	72,569	83,318	0.23
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.64%	9/28/2022	9/28/2029	NOK	599,094	54,804	56,486	0.15
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	9.31%	9/28/2022	9/28/2029	SEK	243,186	21,344	23,826	0.07
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	9.38%	9/28/2022	9/28/2029	EUR	110,819	106,449	122,455	0.34
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	8.81%	2/10/2021	2/10/2028	44,255		44,061	39,241	0.11
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.85%	3/25/2024	3/25/2031	546,804		542,318	544,070	1.49
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.10%	3/25/2024	3/25/2031	10,271		9,289	9,522	0.03
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.11%	10/25/2021	10/25/2027	186,001		184,098	186,001	0.51
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.95%	5/26/2021	5/26/2027	146,664		145,531	146,664	0.40
Redwood Services Group, LLC	(4)(10)	SOFR +	6.25%	10.96%	6/15/2022	6/15/2029	62,261		61,517	62,261	0.17
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.46%	2/5/2024	6/29/2028	405		310	352	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.82% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	16,952	$19,257	$18,635	0.05%
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.35% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	6,228	7,159	6,846	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	11.43% (incl. 2.50% PIK)	10/14/2021	10/16/2028		$6,585	6,921	6,503	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	11.39% (incl. 2.50% PIK)	10/14/2021	9/28/2028	13,231		13,013	13,065	0.04
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	11.07%	5/3/2024	8/3/2028	GBP	23,404	28,576	30,899	0.08
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	SOFR +	6.00%	11.16%	5/3/2024	8/3/2028	31,139		30,293	30,750	0.08
Virtusa Corp.	(10)	SOFR +	3.25%	8.10%	6/21/2024	2/15/2029	12,151		12,151	12,160	0.03
									2,961,309	3,005,022	8.23
Leisure Products
Motion Finco, LLC	(6)(8)	SOFR +	3.50%	8.10%	2/5/2024	11/12/2029	12,374		12,349	11,923	0.03
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.45%	1/29/2021	12/4/2026	4,518		4,525	4,498	0.01
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	9.60%	8/5/2022	8/27/2029	EUR	5,922	2,381	4,579	0.01
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	10.85%	8/5/2022	8/27/2029	88,177		86,325	70,101	0.19
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.46%	12/16/2021	12/16/2028	7,948		7,923	7,944	0.02
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	8.10%	5/28/2024	11/30/2027	1,857		1,857	1,859	0.01
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.85%	7/25/2024	11/15/2028	1,898		1,898	1,901	0.01
									104,909	90,882	0.25

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Chart Industries, Inc.	(4)(6)(9)	SOFR +	2.50%	7.82%	7/2/2024	3/16/2030		$5,328	$5,328	$5,324	0.01%
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.50%	8.42%	6/20/2024	6/14/2030		1,063	1,063	1,066	0.00
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.40%	7/21/2021	7/21/2027		5,600	5,539	5,600	0.02
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	11.78%	12/20/2022	7/21/2027		229	226	229	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.65%	8/30/2022	7/21/2027		228	225	228	0.00
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	8.35%	9/3/2024	8/31/2028		6,912	6,912	6,943	0.02
SPX Flow, Inc.	(9)	SOFR +	3.50%	8.35%	6/6/2024	4/5/2029		6,901	6,901	6,918	0.02
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	3.50%	8.59%	3/14/2024	4/30/2030		17,539	17,498	17,593	0.05
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.72%	11/19/2021	11/19/2028		22,460	22,399	21,716	0.06
									66,091	65,617	0.18
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.91%	10/29/2021	10/29/2027		229,838	227,233	227,269	0.62
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	6.00%	9.35%	3/20/2024	4/7/2031	EUR	51,768	54,667	56,605	0.16
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	6.00%	10.60%	3/20/2024	4/7/2031		4,522	4,417	4,454	0.01
									286,317	288,328	0.79
Media
Bimini Group Purchaser Inc	(4)(5)(10)	SOFR +	5.25%	10.31%	4/26/2024	4/26/2031		207,645	205,697	206,607	0.57
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.49%	4/26/2024	4/26/2031		8,555	8,006	8,070	0.02
Digital Media Solutions, LLC	(6)(10)(17)	SOFR +	11.00%	15.96% PIK	5/25/2021	5/25/2026		25,859	25,627	3,222	0.01
Digital Media Solutions, LLC	(4)(5)(6)(10)	SOFR +	8.00%	13.10% (incl. 7.00% PIK)	4/17/2024	2/25/2026		2,813	2,813	2,813	0.01
Digital Media Solutions, LLC	(4)(5)(6)(7)(14)	SOFR +	8.00%	13.10% (incl. 7.00% PIK)	9/13/2024	12/10/2024		1,723	1,511	1,628	0.00
Digital Media Solutions, LLC	(4)(6)(10)(17)	SOFR +	8.00%	12.79% (incl. 7.00% PIK)	4/17/2024	5/25/2026		8,280	8,215	1,391	0.00
McGraw-Hill Education, Inc.	(9)	SOFR +	4.00%	8.60%	8/6/2024	8/6/2031		12,651	12,620	12,714	0.03
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.21%	11/1/2021	9/25/2026		28,263	28,238	24,323	0.07
Sunrise Financing Partnership	(6)(8)	SOFR +	2.93%	8.14%	4/20/2021	1/31/2029		5,000	4,945	4,982	0.01
Trader Corp.	(4)(6)(7)(10)	CA +	5.50%	9.80%	12/22/2022	12/22/2029	CAD	108,852	77,210	80,485	0.22
Trader Corp.	(4)(5)(6)(10)	CA +	5.50%	9.80%	6/20/2024	12/21/2029	CAD	44,093	31,952	32,603	0.09
									406,834	378,838	1.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Metals & Mining
American Rock Salt Co LLC	(10)	SOFR +	4.00%	9.32%	6/11/2021	6/9/2028		$9,317	$9,311	$7,701	0.02%
American Rock Salt Co LLC	(5)(7)(14)	SOFR +	7.00%	12.08%	9/19/2024	6/9/2028	3,325		1,606	1,606	0.00
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.50%	8.76%	4/29/2021	3/16/2027	13,247		13,205	13,261	0.04
									24,122	22,568	0.06
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc	(4)(6)(10)	SOFR +	5.25%	10.37%	8/30/2024	8/15/2028	39,004		38,668	39,004	0.11
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.04%	12/21/2021	12/21/2028	34,904		34,846	34,638	0.10
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	5.25%	10.37%	8/30/2024	8/15/2028	21,218		21,034	21,218	0.06
									94,548	94,860	0.27
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.70%	11/12/2021	11/12/2027	62,752		62,181	61,340	0.17
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.50%	11/12/2021	11/12/2027	7,674		7,574	7,452	0.02
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.50%	11/12/2021	11/12/2027	387		334	228	0.00
									70,089	69,020	0.19
Pharmaceuticals
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(8)	E +	6.25%	9.89%	1/23/2024	1/24/2031	EUR	97,791	104,345	108,691	0.30
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(10)	SOFR +	6.25%	11.39%	1/23/2024	1/24/2031	1,083		912	919	0.00
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	5.50%	8.99%	10/11/2022	10/27/2028	EUR	60,136	58,351	66,867	0.18
Eden Acquisitionco Ltd	(4)(6)(7)(10)	SOFR +	6.25%	11.51%	11/2/2023	11/18/2030	108,046		105,599	107,944	0.30
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	6.50%	10.96%	1/29/2024	10/30/2028	AUD	1,000	642	676	0.00
Padagis, LLC	(6)(9)	SOFR +	4.75%	10.33%	7/6/2021	7/6/2028	27,824		27,792	26,015	0.07
Rhea Parent, Inc.	(4)(10)	SOFR +	5.50%	10.25%	2/18/2022	2/18/2029	201,854		199,316	201,854	0.55
									496,957	512,966	1.40

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	10.50%	5/23/2023	5/23/2029	$54,992	$53,952	$54,992	0.15%
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.75%	2/21/2024	5/23/2029	4,975	4,887	4,950	0.01
Apex Companies, LLC	(4)(11)	SOFR +	5.50%	10.75%	1/31/2023	1/31/2028	1,605	1,576	1,581	0.00
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.50%	10.56%	3/15/2024	3/15/2026	738	722	727	0.00
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.50%	10.44%	1/31/2023	1/31/2028	368	361	362	0.00
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.50%	10.56%	8/28/2024	1/31/2028	12,851	12,664	12,658	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.56%	8/28/2024	1/31/2028	319	243	244	0.00
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.00%	8.85%	12/29/2021	12/29/2028	6,100	6,077	5,970	0.02
Armor Holdco, Inc.	(4)(6)(9)	SOFR +	4.50%	10.01%	12/10/2021	12/11/2028	6,379	6,358	6,427	0.02
Artisan Acquisitionco Ltd	(4)(5)(6)(8)	SOFR +	5.00%	9.64%	9/23/2024	9/30/2031	392,805	384,952	384,949	1.06
Baker Tilly Advisory Group LP	(4)(5)(7)(10)	SOFR +	5.00%	9.85%	6/3/2024	6/3/2031	176,767	173,521	174,426	0.48
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.60%	12/30/2021	12/29/2028	11,601	11,514	11,637	0.03
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	9.35%	11/2/2021	11/2/2027	20,834	20,414	20,435	0.06
Chronicle Bidco, Inc.	(4)(5)(11)	SOFR +	6.25%	11.50%	5/19/2022	5/18/2029	2,884	2,884	2,884	0.01
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	11.50%	5/19/2022	5/18/2029	41,869	41,615	41,869	0.11
Chronicle Bidco, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	11.50%	3/26/2024	5/18/2029	731	596	591	0.00
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	10.45%	12/8/2021	12/8/2028	33,688	33,564	33,093	0.09
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.89%	12/16/2021	12/16/2027	44,573	44,096	44,573	0.12
Claims Automation Intermediate 2, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.70%	12/16/2021	12/16/2027	34,175	33,626	33,148	0.09
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	9.95%	8/26/2021	8/26/2027	118,875	117,639	118,875	0.33
CRCI Longhorn Holdings Inc	(4)(5)(10)	SOFR +	5.00%	9.85%	8/27/2024	8/27/2031	64,147	63,514	63,506	0.17
CRCI Longhorn Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.85%	8/27/2024	8/27/2031	5,555	5,363	5,360	0.01
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	9.50%	5/26/2021	11/16/2027	196,540	194,664	196,540	0.54
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	9.50%	11/18/2022	11/16/2027	25,294	24,626	25,150	0.07
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.35%	1/7/2021	4/9/2027	84,598	84,361	82,996	0.23
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	10.35%	4/14/2022	4/14/2028	67,215	66,632	66,207	0.18
Emerald US, Inc.	(6)(8)	SOFR +	3.75%	8.62%	1/7/2021	7/12/2028	3,819	3,816	3,832	0.01
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.37%	11/4/2021	11/6/2028	9,473	9,334	9,509	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
G&A Partners Holding Company II, LLC	(4)(9)	SOFR +	5.50%	10.52%	3/1/2024	3/1/2031		$60,342	$59,236	$60,040	0.16%
G&A Partners Holding Company II, LLC	(4)(5)(7)(9)	SOFR +	5.50%	10.52%	3/1/2024	3/1/2030		2,361	2,040	2,065	0.01
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.85%	6/28/2024	9/27/2030		3,987	3,999	3,967	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	10.60% (incl. 2.00% PIK)	10/15/2021	12/16/2030		1,238,581	1,229,372	1,238,581	3.40
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	11.35%	9/22/2021	9/22/2028		440,466	434,921	440,466	1.21
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.25%	4/8/2024	9/22/2028		4,233	4,196	4,233	0.01
Inmar, Inc.	(11)	SOFR +	5.50%	10.35%	6/21/2023	5/1/2026		29,346	28,780	29,437	0.08
Kwor Acquisition, Inc.	(4)(5)(11)	P +	4.25%	12.25%	6/22/2022	12/22/2028		1,389	1,377	1,156	0.00
Kwor Acquisition, Inc.	(4)(5)(11)	P +	4.25%	12.25%	12/22/2021	12/22/2027		12,195	12,097	10,152	0.03
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.96%	2/25/2022	2/25/2028		120,861	119,506	120,861	0.33
Legacy Intermediate, LLC	(4)(9)	SOFR +	5.75%	11.13%	12/22/2023	2/25/2028		23,283	22,892	23,283	0.06
Lereta, LLC	(10)	SOFR +	5.25%	10.21%	7/30/2021	7/30/2028		28,933	28,775	23,581	0.06
Mantech International CP	(4)(7)(10)	SOFR +	5.00%	10.25%	4/12/2024	9/14/2029		901,369	887,627	900,170	2.47
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	6.25%	11.20%	1/18/2024	1/31/2031	GBP	80,581	100,347	107,430	0.29
Mercury Borrower, Inc.	(9)	SOFR +	3.50%	8.46%	8/2/2021	8/2/2028		40,937	40,856	40,988	0.11
Minotaur Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	9.85%	5/10/2024	5/10/2030		115,614	113,085	114,194	0.31
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.25%	9.85%	1/8/2024	1/8/2030		18,166	17,846	18,166	0.05
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.84%	1/8/2024	1/8/2030		1,781	1,687	1,781	0.00
Oxford Global Resources Inc	(4)(11)	SOFR +	6.00%	10.22%	8/17/2021	8/17/2027		93,117	92,224	93,117	0.26
Oxford Global Resources Inc	(4)(5)(7)(11)	SOFR +	6.00%	11.20%	8/17/2021	8/17/2027		8,750	8,599	8,750	0.02
Oxford Global Resources Inc	(4)(5)(9)	SOFR +	6.00%	11.39%	6/6/2024	8/17/2027		9,949	9,761	9,949	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	11.00%	10/30/2023	10/30/2030		$117,394	$115,356	$117,394	0.32%
Pavion Corp.	(4)(5)(6)(7)(10)	SOFR +	5.75%	11.03%	10/30/2023	10/30/2030		23,827	23,379	23,550	0.06
Petrus Buyer Inc	(4)(10)	SOFR +	5.25%	10.54%	10/17/2022	10/17/2029		35,630	34,860	35,630	0.10
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.31%	10/17/2022	10/17/2029		6,375	6,073	6,206	0.02
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	10.10%	5/20/2022	5/18/2029		24,352	24,028	23,819	0.07
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.00%	8.25%	2/24/2023	7/31/2031		5,185	5,143	5,181	0.01
Soliant Lower Intermediate, LLC	(8)	SOFR +	3.75%	8.60%	7/18/2024	7/18/2031		50,286	46,964	50,411	0.14
Soliant Lower Intermediate, LLC	(4)(5)(7)(8)	SOFR +	3.75%	8.61%	7/18/2024	7/18/2029		1,500	1,068	1,050	0.00
STV Group, Inc.	(4)(10)	SOFR +	5.00%	9.96%	3/20/2024	3/20/2031		58,543	57,461	58,250	0.16
STV Group, Inc.	(4)(5)(7)(10)	P +	4.00%	12.50%	3/20/2024	3/20/2030		1,681	1,311	1,454	0.00
Thevelia US, LLC	(6)(9)	SOFR +	3.25%	7.85%	7/29/2024	6/18/2029		33,861	33,861	33,959	0.09
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	10.66%	6/29/2021	6/29/2028		24,735	24,528	24,735	0.07
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.61%	6/29/2021	6/29/2028		53,725	52,921	53,578	0.15
Trinity Partners Holdings, LLC	(4)(7)(11)	SOFR +	5.75%	10.90%	12/21/2021	12/21/2028		381,408	376,047	380,263	1.04
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	9.85%	6/1/2022	6/1/2029		143,692	141,393	143,382	0.39
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.50%	10.73%	11/9/2021	11/8/2028		717,044	708,148	704,495	1.93
									6,275,335	6,323,215	17.30
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(11)	SOFR +	5.50%	10.10%	11/3/2023	11/3/2029		33,083	32,662	33,083	0.09
Castle Management Borrower, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.10%	11/3/2023	11/3/2029		417	346	417	0.00
Cushman & Wakefield US Borrower, LLC	(4)(6)(9)	SOFR +	3.00%	7.85%	6/18/2024	1/31/2030		7,461	7,461	7,471	0.02
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	3.00%	7.85%	9/25/2024	1/31/2030		1,600	1,600	1,603	0.00
McCarthy & Stone PLC	(4)(5)(6)(8)		7.00%	7.00%	1/27/2021	2/2/2026	GBP	20,000	28,078	25,736	0.07
Neptune BidCo SAS	(4)(5)(6)(7)(8)	E +	5.25%	8.89%	3/28/2024	4/1/2031	EUR	6,495	6,857	7,165	0.02
Progress Residential PM Holdings, LLC	(4)(10)	SOFR +	5.50%	10.25%	2/16/2021	8/8/2030		79,357	78,211	79,357	0.22
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.25%	7/26/2022	8/8/2030		15,205	14,930	15,205	0.04
									170,145	170,037	0.46

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software
Aareon Holding GmbH	(4)(6)(10)	E +	6.00%	9.72%	8/8/2023	8/16/2030	EUR	38,317	$40,683	$42,652	0.12%
Aareon Holding GmbH	(4)(6)(10)	E +	6.00%	9.72%	8/8/2023	8/19/2030	EUR	15,779	16,880	17,565	0.05
AI Titan Parent Inc	(4)(5)(7)(10)	SOFR +	4.75%	9.81%	8/29/2024	8/29/2031		$110,274	108,941	108,924	0.30
Analytic Partners LP	(4)(7)(10)	SOFR +	5.00%	9.60%	4/4/2022	4/4/2028		21,304	21,017	21,304	0.06
Anaplan, Inc.	(4)(5)(10)	SOFR +	5.25%	9.85%	4/25/2024	6/21/2029		200	198	200	0.00
Anaplan, Inc.	(4)(7)(10)	SOFR +	5.25%	9.85%	6/21/2022	6/21/2029		537,534	529,690	537,534	1.47
Aptean Inc	(4)(10)	SOFR +	5.25%	10.10%	1/29/2024	1/29/2031		41,196	40,833	41,196	0.11
Aptean Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.06%	1/29/2024	1/29/2031		102	46	76	0.00
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	10.20%	6/2/2022	6/28/2029	GBP	478,945	573,578	621,116	1.70
AuditBoard Inc	(4)(7)(10)	SOFR +	4.75%	9.35%	7/12/2024	7/12/2031		80,730	79,613	79,577	0.22
Avalara Inc	(4)(7)(10)	SOFR +	6.25%	10.85%	10/19/2022	10/19/2028		23,077	22,649	23,077	0.06
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	11.35%	3/19/2024	3/19/2031		46,170	45,329	45,708	0.13
Bayshore Intermediate #2 LP	(4)(5)(10)	SOFR +	6.25%	11.55% (incl. 2.88% PIK)	6/6/2024	10/1/2028		72,103	71,770	71,833	0.20
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.75%	10.86%	8/8/2022	8/8/2028		70,091	69,223	69,741	0.19
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.75%	10.71%	8/8/2022	8/8/2028		12,340	12,186	12,279	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	10.87%	8/8/2022	8/8/2028		8,520	8,428	8,477	0.02
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	7.25%	12.20%	9/12/2023	9/12/2029		45,513	44,482	45,263	0.12
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	9.01%	7/30/2024	7/30/2031		14,681	14,645	14,669	0.04
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.25%	11/28/2023	11/28/2030		501,528	496,594	501,126	1.37
CDK Global Inc.	(8)	SOFR +	3.25%	7.85%	5/16/2024	7/6/2029		4,985	4,985	4,939	0.01
Cloud Software Group, Inc.	(9)	SOFR +	4.00%	8.60%	5/24/2024	3/30/2029		7,481	7,487	7,459	0.02
Cloud Software Group, Inc.	(9)	SOFR +	4.50%	9.10%	3/22/2024	3/21/2031		2,600	2,605	2,610	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	8.70%	10/8/2021	10/8/2028		35,162	34,872	34,326	0.09
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.58%	2/23/2022	2/23/2029		257,960	253,132	211,527	0.58
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.58%	3/11/2022	2/23/2029		6,159	6,039	5,050	0.01
Conga Corp.	(10)	SOFR +	3.50%	8.56%	8/8/2024	5/8/2028		11,509	11,509	11,565	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	10.53%	7/14/2021	7/14/2027		107,049	106,056	104,908	0.29
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.42%	7/14/2021	7/14/2027		3,715	3,564	3,389	0.01
ConnectWise, LLC	(9)	SOFR +	3.50%	8.37%	9/30/2021	9/29/2028		28,103	28,052	28,117	0.08
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.71%	10/15/2021	10/16/2028		26,934	26,868	25,301	0.07
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	11.10%	9/7/2023	10/16/2028		34,563	33,725	34,130	0.09

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.75%	2/27/2023	2/27/2030		$1,827	$1,788	$1,825	0.01%
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	11.35%	11/8/2023	11/8/2030	118,659		115,804	117,349	0.32
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.20%	5/1/2024	12/1/2029	74,786		74,612	74,760	0.21
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	6.00%	10.95%	8/29/2023	8/29/2030	GBP	14,404	17,763	19,255	0.05
Denali Bidco Ltd	(4)(5)(6)(8)	E +	6.00%	9.35%	8/29/2023	8/29/2030	EUR	4,174	4,416	4,647	0.01
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.50%	8.85%	2/28/2024	8/29/2030	EUR	263	276	293	0.00
Denali Bidco Ltd	(4)(5)(6)(9)	E +	6.00%	9.35%	2/28/2024	8/29/2030	EUR	5,845	6,206	6,507	0.02
Diligent Corp	(4)(7)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030	173,460		171,697	171,626	0.47
Diligent Corp	(4)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030	29,736		29,582	29,736	0.08
Discovery Education, Inc.	(4)(5)(10)	SOFR +	5.75%	10.91%	4/7/2022	4/9/2029	635,419		628,721	563,934	1.55
Discovery Education, Inc.	(4)(11)	SOFR +	5.75%	10.98%	10/3/2023	4/9/2029	65,604		64,961	58,224	0.16
DTI Holdco, Inc.	(10)	SOFR +	4.75%	9.60%	4/26/2022	4/26/2029	24,500		24,027	24,627	0.07
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.75%	8.35%	9/20/2024	5/9/2030	10,628		10,628	10,671	0.03
Elements Finco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.95%	3/27/2024	4/29/2031	GBP	67,590	83,697	89,484	0.25
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.60%	3/27/2024	4/29/2031	21,157		20,923	20,999	0.06
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.60%	4/30/2024	4/29/2031	17,609		17,511	17,477	0.05
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.45%	2/29/2024	10/9/2029	1,957		1,955	1,964	0.01
Epicor Software Corp.	(10)	SOFR +	3.25%	8.10%	5/30/2024	5/30/2031	4,564		4,549	4,573	0.01
Epicor Software Corp.	(7)(10)	SOFR +	3.25%	8.10%	5/30/2024	4/25/2031	309		308	310	0.00
Episerver, Inc.	(4)(11)	SOFR +	5.25%	9.85%	12/21/2021	4/9/2026	7,064		7,027	6,994	0.02
Episerver, Inc.	(4)(7)(11)	SOFR +	5.25%	10.00%	5/26/2021	4/9/2026	17,590		17,489	17,376	0.05
Everbridge Holdings, LLC	(4)(5)(6)(10)	SOFR +	5.00%	10.33%	7/2/2024	7/2/2031	34,815		34,647	34,641	0.10
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	10.30%	7/2/2024	7/2/2031	3,412		3,366	3,364	0.01
Experity, Inc.	(4)(10)	SOFR +	5.50%	10.60% (incl. 3.25% PIK)	7/22/2021	2/24/2028	105,722		104,648	105,722	0.29
Experity, Inc.	(4)(7)(10)	SOFR +	5.50%	10.60% (incl. 3.25% PIK)	2/24/2022	2/24/2028	34,067		33,538	34,067	0.09
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.75%	6/11/2024	3/2/2028	52,090		52,086	51,138	0.14
Flexera Software, LLC	(10)	SOFR +	3.50%	8.46%	5/20/2024	3/3/2028	9,299		9,344	9,315	0.03
Gen Digital Inc	(6)(9)	SOFR +	1.75%	6.60%	6/5/2024	9/12/2029	5,020		5,020	5,010	0.01
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.75%	8.60%	9/26/2024	12/1/2027	5,770		5,770	5,789	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Gigamon Inc.	(4)(11)	SOFR +	5.75%	11.19%	3/11/2022	3/9/2029		$423,957	$418,581	$417,598	1.15%
Gigamon Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.21%	3/11/2022	3/9/2029		20,619	20,472	20,233	0.06
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.00%	9.60%	7/15/2024	12/2/2028		287,035	284,017	286,428	0.79
Granicus Inc.	(4)(10)	SOFR +	5.75%	11.00% (incl. 2.25% PIK)	1/17/2024	1/17/2031		30,470	30,202	30,470	0.08
Granicus Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.10% (incl. 2.25% PIK)	1/17/2024	1/17/2031		8,211	8,128	8,122	0.02
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.35%	6/28/2024	6/28/2031		143,417	142,382	142,700	0.39
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	6/28/2024	6/28/2031		3,729	3,359	3,473	0.01
GS Acquisitionco Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.54%	3/26/2024	5/25/2028		12,027	11,962	11,952	0.03
GS Acquisitionco Inc	(4)(5)(7)(11)	SOFR +	5.25%	9.85%	3/26/2024	5/25/2028		583	564	561	0.00
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.00%	10.10%	6/14/2024	6/14/2031		76,735	76,000	75,968	0.21
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.00%	10.10%	6/14/2024	6/14/2031		29,969	29,682	29,669	0.08
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.25%	10.10%	9/26/2024	6/14/2031		35,450	35,096	35,095	0.10
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.95%	6/23/2021	11/19/2026		35,928	35,929	34,356	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	11.35%	1/26/2024	1/25/2030		72,237	70,834	71,644	0.20
Idemia America Corp	(6)(10)	SOFR +	4.25%	8.85%	2/2/2024	9/30/2028		997	1,004	1,002	0.00
IGT Holding II AB	(4)(5)(6)(8)	SOFR +	6.50%	11.27% (incl. 6.50% PIK)	8/13/2024	8/27/2033		121,993	119,579	119,553	0.33
IGT Holding IV AB	(4)(5)(6)(8)	E +	5.25%	8.60% (incl. 2.13% PIK)	10/25/2022	3/31/2028	EUR	14,538	15,634	16,061	0.04
ION Trading Finance Ltd.	(6)(8)	SOFR +	4.00%	9.02%	6/3/2024	4/1/2028		24,025	23,927	24,064	0.07
IQN Holding Corp	(4)(10)	SOFR +	5.25%	10.31%	5/2/2022	5/2/2029		46,024	45,736	46,024	0.13
IQN Holding Corp	(4)(5)(7)(10)	SOFR +	5.25%	10.31%	5/2/2022	5/2/2028		1,293	1,260	1,293	0.00
IRI Group Holdings Inc	(4)(10)	SOFR +	5.00%	9.85%	4/1/2024	12/1/2028		1,591,181	1,568,258	1,591,181	4.37
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.85%	4/1/2024	12/1/2027		58,750	57,351	58,750	0.16
JS Parent Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.25%	4/24/2024	4/24/2031		81,422	81,003	81,382	0.22

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Kaseya, Inc.	(4)(10)	SOFR +	5.50%	10.75%	6/23/2022	6/25/2029		$747,047	$736,970	$747,047	2.05%
Kaseya, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.75%	6/23/2022	6/25/2029		11,426	10,985	11,095	0.03
Kaseya, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.10%	6/23/2022	6/25/2029		12,317	11,646	12,317	0.03
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	12.20%	2/8/2021	8/9/2027		107,688	107,090	106,880	0.29
Lightbox Intermediate, LP	(4)(8)	SOFR +	5.00%	10.11%	6/1/2022	5/9/2026		37,145	36,767	35,566	0.10
Magenta Security Holdings LLC	(5)(11)	SOFR +	6.25%	11.37%	8/14/2024	7/27/2028		9,724	9,341	9,919	0.03
Magenta Security Holdings LLC	(5)(10)(18)	SOFR +	6.75%	12.13%	8/14/2024	7/27/2028		27,581	26,248	26,216	0.07
Magenta Security Holdings LLC	(5)(10)(17)(18)	SOFR +	7.00%	12.38% (incl. 5.50% PIK)	8/14/2024	7/27/2028		6,619	2,317	2,002	0.01
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.00%	9.95%	5/19/2022	5/18/2029	GBP	101,483	124,688	135,677	0.37
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	5.00%	9.85%	5/19/2022	5/18/2029		1,048,417	1,030,677	1,048,417	2.88
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	5.00%	9.85%	3/21/2024	5/18/2029		29,338	29,014	29,338	0.08
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	8.50%	7/30/2021	7/31/2028		76,147	75,520	70,055	0.19
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	11.00%	6/9/2023	6/9/2030		62,212	60,694	62,212	0.17
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	8.54%	7/30/2021	7/31/2026		8,149	8,110	7,298	0.02
Maverick Bidco Inc.	(10)	SOFR +	3.75%	9.15%	5/18/2021	5/18/2028		16,534	16,491	16,523	0.05
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	5.00%	10.20%	5/26/2023	5/18/2028		69,511	67,673	69,338	0.19
Maverick Bidco Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.79%	8/16/2024	5/18/2028		15,368	14,965	15,028	0.04
McAfee Corp.	(6)(9)	SOFR +	3.25%	8.45%	5/31/2024	3/1/2029		29,722	29,476	29,654	0.08
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	10/28/2021	10/29/2028		857,065	847,973	814,212	2.23
Medallia, Inc.	(4)(7)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	8/16/2022	10/29/2028		211,446	208,724	200,740	0.55
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.85%	5/2/2022	5/2/2029		11,646	11,607	10,412	0.03
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	10.20%	12/1/2021	12/1/2027		10,972	10,833	10,972	0.03
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.20%	12/1/2021	12/1/2027		5,444	5,273	5,214	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
MRI Software, LLC	(4)(5)(11)	SOFR +	4.75%	9.35%	12/19/2023	2/10/2027		$50,702	$50,287	$50,448	0.14%
MRI Software, LLC	(4)(11)	SOFR +	4.75%	9.35%	1/7/2021	2/10/2027		183,587	182,476	180,833	0.50
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	9.35%	8/27/2024	2/10/2027		7,811	7,441	6,828	0.02
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	10.60%	11/9/2023	11/9/2030		100,143	98,251	100,143	0.27
Nintex Topco Limited	(4)(6)(8)	SOFR +	4.50%	9.26% (incl. 1.50% PIK)	11/12/2021	11/13/2028		677,565	669,674	643,686	1.77
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.60%	6/10/2024	6/24/2031		39,181	38,708	38,909	0.11
Oranje Holdco Inc	(4)(5)(11)	SOFR +	7.25%	12.50%	4/19/2024	2/1/2029		5,000	4,906	5,000	0.01
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.50%	12.75%	2/1/2023	2/1/2029		66,000	64,659	66,000	0.18
PDI TA Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	10.50%	2/1/2024	2/3/2031		68,890	67,748	68,161	0.19
Perforce Software, Inc.	(9)	SOFR +	4.75%	9.60%	3/22/2024	3/25/2031		19,950	19,857	19,950	0.05
Perforce Software, Inc.	(8)	SOFR +	3.75%	8.70%	1/7/2021	7/1/2026		15,176	15,169	15,141	0.04
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.75%	9.00%	5/14/2024	10/28/2030		71,031	71,031	71,269	0.20
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	10.60%	7/20/2022	7/20/2029		133,570	128,269	120,394	0.33
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	9.49%	7/20/2022	7/20/2027		9,006	9,015	6,526	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.85%	5/28/2024	8/31/2028		6,938	6,938	6,943	0.02
Rally Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.56% (incl. 1.75% PIK)	7/19/2022	7/19/2028		142,701	140,971	135,566	0.37
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.57%	7/19/2022	7/19/2028		11,535	11,309	10,647	0.03
RealPage, Inc.	(9)	SOFR +	3.00%	7.96%	4/22/2021	4/24/2028		1,955	1,951	1,900	0.01
Recorded Future Inc	(4)(10)	SOFR +	5.75%	10.60%	6/28/2024	6/28/2030		131,314	129,629	131,314	0.36
Recorded Future Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.88%	6/28/2024	6/28/2030		7,952	7,494	7,474	0.02
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	9.46%	5/12/2021	5/12/2029		37,640	37,587	37,520	0.10
Rocket Software, Inc.	(9)	SOFR +	4.75%	9.60%	10/5/2023	11/28/2028		42,977	42,454	43,073	0.12
S2P Acquisition Borrower, Inc.	(6)(8)	SOFR +	4.00%	9.16%	1/7/2021	8/14/2026		12,380	12,390	12,411	0.03
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.00%	11.10%	8/16/2022	8/16/2029		384,906	379,073	384,860	1.06
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	9.60%	4/3/2024	4/30/2031	EUR	37,234	39,519	40,952	0.11
Skopima Consilio Parent, LLC	(9)	SOFR +	4.00%	8.96%	5/14/2021	5/12/2028		39,612	39,178	39,600	0.11
Solarwinds Holdings, Inc.	(6)(8)	SOFR +	2.75%	7.60%	7/24/2024	2/5/2030		2,978	2,974	2,983	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.46%	8/12/2021	8/11/2028		$13,791	$13,737	$13,803	0.04%
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	8.88%	3/8/2021	3/11/2027	EUR	18,866	22,593	21,001	0.06
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.45%	3/9/2021	3/11/2027	117,026		116,271	117,026	0.32
Stamps.com, Inc.	(4)(5)(10)	SOFR +	5.75%	10.94%	12/14/2021	10/5/2028	9,870		9,754	9,697	0.03
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.94%	10/5/2021	10/5/2028	839,170		829,554	824,484	2.26
Surf Holdings, LLC	(6)(8)	SOFR +	3.50%	8.53%	1/7/2021	3/5/2027	12,622		12,646	12,666	0.03
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	9.13%	1/7/2021	2/18/2027	6,811		6,795	6,564	0.02
TravelPerk Inc	(4)(5)(6)(8)		11.50%	11.50% PIK	5/2/2024	5/2/2029	43,984		41,286	41,785	0.11
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.71%	5/6/2021	5/5/2028	43,621		43,174	41,440	0.11
Triple Lift, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.20%	5/6/2021	5/5/2028	5,480		5,333	4,677	0.01
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.56%	3/18/2022	5/5/2028	25,586		25,286	24,307	0.07
Varicent Parent Holdings Corp	(4)(5)(7)(10)	SOFR +	6.00%	10.60% (incl. 3.25% PIK)	8/23/2024	8/23/2031	68,826		67,544	67,511	0.19
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.51%	10/25/2021	4/24/2028	40,102		40,014	39,150	0.11
VS Buyer, LLC	(6)(7)(8)	SOFR +	3.25%	8.35%	4/4/2024	4/12/2031	6,318		5,420	5,362	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.62%	8/14/2023	8/14/2029	81,400		79,221	81,156	0.22
XPLOR T1, LLC	(4)(8)	SOFR +	4.25%	8.85%	6/24/2024	6/24/2031	35,000		34,832	35,175	0.10
Yellow Castle AB	(4)(6)(8)	ST +	4.75%	8.38% (incl. 2.59% PIK)	4/14/2022	7/9/2029	SEK	112,563	10,488	11,084	0.03
Yellow Castle AB	(4)(6)(8)	SA +	4.75%	5.96% (incl. 1.86% PIK)	4/14/2022	7/9/2029	CHF	10,674	10,773	12,612	0.03
Yellow Castle AB	(4)(5)(6)(10)	SA +	4.75%	5.96% (incl. 1.86% PIK)	7/28/2022	7/9/2029	CHF	3,484	3,486	4,116	0.01
Yellow Castle AB	(4)(6)(8)	E +	4.75%	8.42% (incl. 2.60% PIK)	4/14/2022	7/9/2029	EUR	31,713	31,678	35,301	0.10
Yellow Castle AB	(4)(5)(6)(7)(8)	E +	4.75%	8.42% (incl. 2.60% PIK)	4/14/2022	7/9/2029	EUR	1,639	1,714	1,825	0.01
Yellow Castle AB	(4)(5)(6)(10)	S +	4.75%	9.95% (incl. 3.06% PIK)	7/28/2022	7/9/2029	GBP	8,894	10,504	11,890	0.03
Zendesk Inc	(4)(7)(10)	SOFR +	5.00%	9.69%	7/23/2024	11/22/2028	936,617		916,681	933,497	2.56
Zorro Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.95%	8/13/2024	8/13/2031	GBP	65,579	82,099	85,727	0.24
									15,531,921	15,501,413	42.54

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.04%	11.39%	1/7/2021	5/3/2026	$36,866	$36,635	$36,866	0.10%
EG America, LLC	(6)(8)	SOFR +	5.50%	10.44%	7/12/2023	2/7/2028	13,781	13,474	13,792	0.04
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.50%	8.35%	7/18/2024	5/4/2028	27,696	27,696	27,715	0.08
Metis Buyer, Inc.	(4)(5)(7)(8)	SOFR +	3.25%	8.36%	5/4/2021	5/4/2026	3,690	3,626	3,622	0.01
Runner Buyer, Inc.	(10)	SOFR +	5.50%	10.67%	10/21/2021	10/20/2028	76,050	75,092	38,514	0.11
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.60%	3/15/2024	3/15/2030	11,239	11,230	11,248	0.03
								167,753	131,757	0.37
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	10.20%	6/13/2024	2/28/2028	75,139	75,190	75,139	0.21
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.71%	4/1/2021	3/31/2028	22,760	22,702	22,794	0.06
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.76%	1/29/2021	1/31/2028	14,652	14,463	14,298	0.04
Hillman Group Inc	(9)	SOFR +	2.25%	7.10%	7/14/2021	7/14/2028	3,977	3,984	3,980	0.01
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	8.62%	12/22/2021	12/22/2028	15,663	15,626	15,728	0.04
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.84%	1/7/2021	12/28/2027	45,781	45,460	45,128	0.12
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.70%	4/30/2021	4/1/2027	81,276	80,406	76,805	0.21
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	10.60%	3/4/2024	3/4/2030	114,533	112,135	114,533	0.31
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.95%	3/25/2024	3/25/2031	2,985	2,992	2,969	0.01
White Cap Buyer, LLC	(8)	SOFR +	3.25%	8.10%	6/13/2024	10/19/2029	16,915	16,875	16,812	0.05
Windsor Holdings III LLC	(8)	SOFR +	3.50%	8.46%	9/20/2024	8/1/2030	8,881	8,881	8,934	0.02
								323,524	321,981	0.87

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Capstone Acquisition Holdings Inc	(4)(7)(11)	SOFR +	4.50%	9.56%	8/29/2024	11/13/2029		$96,131	$95,585	$96,131	0.26%
Enstructure, LLC	(4)(9)(18)	SOFR +	5.00%	10.11%	6/10/2024	6/10/2029		142,519	141,196	142,519	0.39
Enstructure, LLC	(4)(5)(7)(9)	SOFR +	5.00%	10.11%	6/10/2024	6/10/2029		88,177	86,357	85,355	0.23
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.42%	5/3/2021	5/3/2027		180,328	178,787	180,328	0.49
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.42%	12/15/2023	5/3/2027		22,446	22,103	22,446	0.06
Frontline Road Safety, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.34%	12/15/2023	5/3/2027		17,947	17,630	17,666	0.05
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.65%	8/4/2021	8/4/2027		92,074	91,203	89,312	0.25
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.74%	8/4/2021	8/4/2027		61,726	61,360	59,874	0.16
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.09%	12/22/2023	8/4/2027		13,795	13,579	13,381	0.04
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	11.00%	12/14/2022	8/4/2027		985	973	956	0.00
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	9.09%	4/28/2022	4/28/2029	EUR	236,429	244,330	263,180	0.72
Liquid Tech Solutions Holdings, LLC	(4)(10)	SOFR +	4.75%	9.71%	3/19/2021	3/20/2028		18,755	18,707	18,778	0.05
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	4/19/2021	10/19/2027		76,046	75,200	73,764	0.20
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	1/31/2022	10/19/2027		76,325	75,766	74,035	0.20
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	4/19/2021	10/19/2027		54,780	54,704	53,136	0.15
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	10.21%	9/1/2021	9/1/2027		47,430	47,211	47,430	0.13
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.25%	9/1/2021	9/1/2027		1,258	1,242	1,225	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	10.91%	9/24/2021	9/24/2027		147,440	145,976	147,440	0.40
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	11.13%	9/19/2023	9/24/2027		63,360	62,419	63,360	0.17
Sam Holding Co, Inc.	(4)(5)(11)	SOFR +	5.75%	11.08%	9/19/2023	9/24/2027		39,894	39,293	39,894	0.11
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	11.17%	9/24/2021	9/24/2027		45,738	45,310	45,738	0.13
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	5.00%	13.50%	9/24/2021	3/24/2027		6,000	5,784	6,000	0.02
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.90%	7/9/2021	7/9/2027		71,663	70,989	68,081	0.19
									1,595,704	1,610,029	4.40
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.60%	1/7/2021	12/17/2027		20,975	20,963	20,973	0.06
CyrusOne Revolving Warehouse	(4)(5)(6)(7)(8)	SOFR +	3.00%	8.13%	7/12/2024	7/2/2029		38,333	37,045	38,335	0.11
									58,008	59,308	0.17
Total First Lien Debt - non-controlled/non-affiliated									56,109,579	55,938,678	153.40

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(11)(16)(17)	SOFR +	8.25%	13.27% PIK	4/14/2023	4/14/2029	$18,387	$15,191	$8,072	0.02
Pigments Services, Inc.	(4)(6)(11)(16)	SOFR +	8.25%	13.27% PIK	4/14/2023	4/14/2029	10,960	10,960	10,960	0.03
								26,151	19,032	0.05
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	49,530	49,530	12,194	0.03
								62,101	12,194	0.03
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	10.70% (incl. 8.02% PIK)	6/14/2024	8/19/2027	227,908	225,891	227,908	0.63
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.70% PIK	6/14/2024	8/19/2027	55,991	55,470	33,188	0.09
								281,361	261,096	0.72
Total First Lien Debt - controlled/affiliated								369,613	292,322	0.80
Total First Lien Debt								56,479,192	56,231,000	154.20

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)	SOFR +	7.63%	12.94%	5/25/2021	5/25/2029		$44,520	$44,132	$34,058	0.09%
Peraton Corp.	(10)	SOFR +	7.75%	12.97%	5/6/2021	2/1/2029		53,259	52,824	50,146	0.14
									96,956	84,204	0.23
Air Freight & Logistics
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	7.00%	11.87%	7/26/2021	7/26/2029		33,000	32,710	32,285	0.09
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.71%	3/31/2021	3/30/2029		29,464	29,381	27,789	0.08
OMNIA Partners, LLC	(4)(5)(8)	SOFR +	5.00%	10.28%	5/31/2024	5/31/2032		165,000	164,210	165,000	0.45
									193,591	192,789	0.53
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	12.96%.(incl. 0.50% PIK)	8/31/2021	8/31/2029		32,783	32,481	32,619	0.09
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,000	2,501	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	12.45%	8/19/2021	8/19/2029	GBP	65,340	87,873	86,701	0.24
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	SOFR +	7.35%	12.10%	12/31/2021	8/19/2029		15,000	14,760	14,700	0.04
CD&R Artemis UK Bidco Ltd.	(4)(5)(6)(9)	SOFR +	7.35%	12.10%	3/31/2022	8/19/2029		10,000	9,835	9,800	0.03
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.10%	5/26/2021	10/15/2027		6,537	6,474	5,948	0.02
									121,942	119,650	0.34
Interactive Media & Services
Project Boost Purchaser, LLC	(5)(8)	SOFR +	5.25%	10.53%	7/16/2024	7/16/2032		44,853	44,634	45,003	0.12
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	11.85%	2/19/2021	2/19/2029		60,975	61,107	52,961	0.15
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	16.01% PIK	11/24/2021	11/24/2033		121,576	119,709	121,576	0.33
									180,816	174,537	0.48
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.01%	9/1/2021	8/31/2029		45,977	45,412	40,919	0.11
LSCS Holdings, Inc.	(9)	SOFR +	8.00%	12.96%	12/16/2021	12/17/2029		40,000	39,608	38,500	0.11
									85,020	79,419	0.22
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.96%	11/19/2021	11/19/2029		24,677	24,509	23,320	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt - non-controlled/non-affiliated (continued)
Media
Houghton Mifflin, LLC	(4)(9)	SOFR +	8.50%	13.35%	4/7/2022	4/8/2030	$80,500	$79,370	$78,085	0.21%
Professional Services
Celestial Saturn Parent, Inc.	(9)	SOFR +	6.50%	11.46%	6/4/2021	6/4/2029	67,488	67,093	66,026	0.18
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	11.62%	4/22/2021	4/7/2028	27,069	27,022	26,604	0.07
Sedgwick Claims Management Services, Inc.	(4)(5)(6)(8)	SOFR +	5.00%	10.25%	7/31/2024	7/31/2032	230,000	227,749	228,275	0.63
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.00%	10.60%	6/17/2022	6/17/2030	182,046	178,149	182,046	0.50
								500,013	502,951	1.38
Software
Boxer Parent Company, Inc.	(5)(8)	SOFR +	5.75%	11.01%	7/30/2024	7/30/2032	45,494	45,381	44,850	0.12
Cloudera, Inc.	(9)	SOFR +	6.00%	10.95%	10/8/2021	10/8/2029	66,697	66,348	63,140	0.17
Delta Topco, Inc.	(8)	SOFR +	5.25%	9.95%	5/1/2024	12/1/2030	87,913	87,500	88,609	0.24
Flash Charm, Inc.	(8)	SOFR +	6.75%	12.15%	3/2/2021	3/2/2029	27,051	26,860	26,409	0.07
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.60%	7/22/2022	7/22/2027	50,000	49,507	47,750	0.13
Human Security, Inc.	(4)(5)(11)	SOFR +	6.75%	12.00%	7/22/2022	7/22/2027	50,000	49,507	47,750	0.13
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	11.25%	7/30/2021	7/30/2029	31,950	31,682	29,234	0.08
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	8.00%	13.16%	12/19/2023	5/18/2029	628	617	619	0.00
Maverick Bidco Inc.	(5)(10)	SOFR +	6.75%	12.15%	5/18/2021	5/18/2029	18,000	17,954	17,639	0.05
Vision Solutions, Inc.	(5)(10)	SOFR +	7.25%	12.76%	4/23/2021	4/23/2029	41,439	41,257	39,030	0.11
								416,613	405,030	1.10
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	SOFR +	6.75%	11.62%	12/22/2021	12/21/2029	14,000	13,908	14,158	0.04
Total Second Lien Debt - non-controlled/non-affiliated								1,822,563	1,784,050	4.89
Total Second Lien Debt								1,822,563	1,784,050	4.89

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie Inc	(5)(6)(8)	4.80%	4.80%	9/10/2024	3/15/2029	$1,000	$1,032	$1,029	0.00%
Amgen Inc	(5)(6)(8)	5.15%	5.15%	9/10/2024	3/2/2028	1,000	1,030	1,030	0.00
Biogen Inc	(5)(6)(8)	2.25%	2.25%	9/10/2024	5/1/2030	1,000	896	893	0.00
Gilead Sciences Inc	(5)(6)(8)	1.65%	1.65%	9/10/2024	10/1/2030	1,000	866	864	0.00
Regeneron Pharmaceuticals Inc	(5)(6)(8)	1.75%	1.75%	9/10/2024	9/15/2030	1,000	869	864	0.00
							4,693	4,680	0.00
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030	1,000	880	875	0.00
Alcon Finance Corp	(5)(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030	1,000	915	913	0.00
Becton Dickinson & Co	(5)(6)(8)	5.08%	5.08%	9/10/2024	6/7/2029	1,000	1,035	1,034	0.00
Boston Scientific Corp	(5)(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030	1,000	924	920	0.00
							3,754	3,742	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/8/2031	20,471	19,973	20,164	0.06
IT Services
PPT Holdings III, LLC	(4)(5)(8)	12.75%	12.75% PIK	3/25/2024	3/27/2034	8,285	8,101	8,244	0.02
Life Sciences Tools & Services
Thermo Fisher Scientific Inc.	(5)(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029	1,000	1,038	1,037	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Unsecured Debt - non-controlled/non-affiliated (continued)
Pharmaceuticals
Astrazeneca Finance LLC	(5)(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029	$1,000	$1,033	$1,032	0.00%
Bristol-Myers Squibb Co	(5)(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029	1,000	1,035	1,034	0.00
Eli Lilly & Co	(5)(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029	1,000	1,012	1,010	0.00
GlaxoSmithKline Capital PLC	(5)(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029	1,000	974	972	0.00
Johnson & Johnson	(5)(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029	1,000	1,044	1,041	0.00
Merck & Co Inc	(5)(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030	1,000	1,017	1,015	0.00
Novartis Capital Corp	(5)(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030	1,000	912	908	0.00
Novo Nordisk Finance Netherlands BV	(5)(6)(8)	3.13%	3.13%	9/10/2024	1/21/2029	1,000	1,119	1,136	0.00
Pfizer Inc	(5)(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030	1,000	884	883	0.00
Roche Holdings Inc	(5)(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029	1,000	1,009	1,005	0.00
Takeda Pharmaceutical Co Ltd	(5)(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030	1,000	891	890	0.00
Teva Pharmaceutical Finance Netherlands III B.V.	(5)(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026	1,000	959	962	0.00
							11,889	11,888	0.00
Total Unsecured Debt - non-controlled/non-affiliated							49,448	49,755	0.08
Total Unsecured Debt							49,448	49,755	0.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.04%	11/9/2021	10/23/2034	$3,000	$3,000	$2,884	0.01%
Allegro CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	6.87%	12.15%	5/25/2021	7/20/2034	2,500	2,451	2,496	0.01
Apidos CLO XXXIII	(4)(5)(6)(8)	SOFR +	6.61%	12.01%	9/14/2021	10/24/2034	5,000	4,961	5,015	0.01
Apidos CLO XXXVI	(4)(5)(6)(8)	SOFR +	6.21%	11.54%	7/28/2021	7/20/2034	8,500	8,500	8,547	0.02
Ares Loan Funding VI Ltd	(4)(5)(6)(8)	SOFR +	6.40%	11.72%	5/24/2024	7/10/2037	2,000	2,000	2,006	0.01
Ares LX CLO LTD	(4)(5)(6)(8)	SOFR +	6.51%	11.79%	5/6/2021	7/18/2034	5,000	4,978	4,950	0.01
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.05%	11/18/2021	1/25/2034	9,000	9,000	9,020	0.02
Ares XXVII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.29%	9/23/2021	10/28/2034	5,000	4,961	5,024	0.01
Bain Capital Credit CLO 2020-4 Ltd	(4)(5)(6)(8)	SOFR +	7.98%	13.26%	10/11/2023	10/20/2036	5,500	5,347	5,718	0.02
Bain Capital Credit CLO 2024-3 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.59%	5/16/2024	7/16/2037	2,500	2,500	2,544	0.01
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	12.14%	10/20/2021	1/20/2035	7,000	6,945	6,742	0.02
Balboa Bay Loan Funding 2024-1 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.60%	5/17/2024	7/20/2037	2,300	2,300	2,329	0.01
Barings CLO Ltd 2018-II	(4)(5)(6)(8)	SOFR +	6.90%	12.00%	8/9/2024	7/15/2036	4,000	4,000	4,038	0.01
Barings Clo Ltd 2019-IV	(4)(5)(6)(8)	SOFR +	6.40%	11.70%	5/13/2024	7/15/2037	5,000	5,000	5,032	0.01
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	SOFR +	6.51%	11.81%	7/14/2021	7/15/2034	6,000	6,000	5,925	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	SOFR +	6.91%	12.19%	11/17/2021	1/18/2035	7,200	7,200	6,806	0.02
Barings Clo Ltd 2022-II	(4)(5)(6)(8)	SOFR +	6.90%	12.20%	7/2/2024	7/15/2039	5,000	5,000	5,020	0.01
Barings CLO Ltd 2023-IV	(4)(5)(6)(8)	SOFR +	7.59%	12.87%	12/6/2023	1/20/2037	3,000	2,972	3,133	0.01
Benefit Street Partners CLO XX	(4)(5)(6)(8)	SOFR +	7.01%	12.31%	8/9/2021	7/15/2034	6,500	6,500	6,536	0.02
Benefit Street Partners CLO XXVI Ltd	(4)(5)(6)(8)	SOFR +	6.00%	11.28%	7/3/2024	7/20/2037	3,000	3,000	2,985	0.01
Benefit Street Partners, LLC BSP 2020-21A	(4)(5)(6)(8)	SOFR +	6.96%	12.29%	8/25/2021	10/15/2034	3,000	2,976	3,011	0.01
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	SOFR +	7.12%	12.41%	7/15/2021	7/25/2034	2,750	2,696	2,660	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	SOFR +	6.76%	12.04%	5/17/2021	7/20/2034	7,000	6,955	7,024	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Carlyle US CLO 2018-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.43%	11.44%	7/23/2024	10/17/2037	$1,000	$970	$976	0.00%
Carlyle US CLO 2018-4, Ltd.	(4)(5)(6)(8)	SOFR +	7.86%	12.87%	7/23/2024	10/17/2037	5,000	5,025	5,024	0.01
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.79%	7/14/2021	7/20/2034	11,500	11,500	11,530	0.03
Carlyle US CLO 2022-4 Ltd	(4)(5)(6)(8)	SOFR +	6.75%	12.03%	7/12/2024	7/25/2036	4,000	4,000	4,016	0.01
Carlyle US CLO 2023-5 Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.16%	11/10/2023	1/27/2036	7,000	6,869	7,297	0.02
Carval CLO V-C, LTD.	(4)(5)(6)(8)	SOFR +	7.01%	12.34%	11/24/2021	10/15/2034	8,000	7,937	8,028	0.02
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	12.61%	4/22/2022	4/21/2034	8,750	8,680	8,789	0.02
Carval Clo VIII-C Ltd	(4)(5)(6)(8)	SOFR +	7.60%	12.23%	9/13/2024	10/22/2037	2,000	2,000	2,010	0.01
Carval Clo X-C Ltd	(4)(5)(6)(8)	SOFR +	6.15%	11.43%	6/13/2024	7/20/2037	3,000	3,000	3,042	0.01
CarVal CLO XI C Ltd	(4)(5)(6)(8)	SOFR +	6.35%	11.02%	8/14/2024	10/20/2037	3,000	3,000	3,036	0.01
CBAM 2018-8 Ltd	(4)(5)(6)(8)	SOFR +	7.40%	12.75%	5/10/2024	7/15/2037	4,000	4,000	4,035	0.01
CBAM 2018-8 Ltd	(4)(5)(6)(8)	SOFR +	6.37%	11.72%	5/10/2024	7/15/2037	1,000	962	970	0.00
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	12.39%	8/16/2021	10/16/2034	8,000	8,000	8,046	0.02
Dryden 112 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.75%	12.87%	11/9/2023	11/15/2036	4,900	4,791	4,936	0.01
Dryden 78 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.70%	12.99%	4/4/2024	4/17/2037	4,000	4,000	4,091	0.01
Dryden 78 CLO Ltd	(4)(5)(6)(8)	SOFR +	6.63%	11.92%	4/4/2024	4/17/2037	1,000	978	992	0.00
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.54%	7/29/2021	8/20/2034	8,000	8,000	7,753	0.02
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	SOFR +	6.40%	11.74%	5/9/2024	7/15/2037	5,000	5,000	5,056	0.01
Elmwood CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.79%	2/8/2023	4/17/2036	3,500	3,466	3,370	0.01
Flatiron RR CLO 22, LLC	(4)(5)(6)(8)	SOFR +	6.46%	11.70%	9/27/2021	10/15/2034	5,000	5,000	5,030	0.01
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.87%	12.15%	8/4/2021	10/20/2034	13,000	12,882	12,978	0.04
Galaxy 30 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.95%	12.25%	2/25/2022	4/15/2035	3,000	2,976	3,011	0.01
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.50%	11.78%	4/19/2024	4/25/2036	4,000	4,000	4,014	0.01
Galaxy 32 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.33%	12.61%	9/22/2023	10/20/2036	2,140	2,120	2,186	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Goldentree Loan Management US Clo 8 Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.69%	8/4/2021	10/20/2034	$7,400	$7,406	$7,419	0.02%
Goldentree Loan Management US Clo 15 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.78%	8/18/2023	10/20/2036	6,500	6,442	6,600	0.02
GoldenTree Loan Management US CLO 16 Ltd	(4)(5)(6)(8)	SOFR +	8.50%	13.78%	11/15/2023	1/20/2034	4,000	3,993	3,949	0.01
Goldentree Loan Management US Clo 18 Ltd	(4)(5)(6)(8)	SOFR +	8.50%	13.78%	10/20/2023	1/20/2037	5,000	4,934	5,018	0.01
Gulf Stream Meridian 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.59%	11.89%	5/27/2021	7/15/2034	5,000	4,960	4,929	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	12.15%	2/18/2022	7/15/2035	5,000	4,959	4,961	0.01
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	SOFR +	7.20%	12.27%	11/19/2021	1/30/2035	9,500	9,350	9,059	0.02
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	SOFR +	6.80%	12.08%	2/8/2022	1/22/2035	4,000	3,968	4,014	0.01
HPS Loan Management 2024-20 Ltd	(4)(5)(6)(8)	SOFR +	6.20%	11.54%	5/15/2024	7/25/2037	2,000	2,000	1,980	0.01
Invesco CLO 2022-3 Ltd	(4)(5)(6)(8)	SOFR +	6.75%	12.13%	9/30/2024	10/22/2037	1,500	1,485	1,485	0.00
Jamestown CLO XIV, Ltd.	(4)(5)(6)(8)	SOFR +	7.46%	12.74%	9/23/2021	10/20/2034	10,000	9,845	10,032	0.03
Jamestown CLO XV, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	12.39%	5/28/2024	7/15/2035	3,000	2,971	3,009	0.01
Magnetite XXXII Ltd	(4)(5)(6)(8)	SOFR +	6.90%	12.20%	3/7/2022	4/15/2035	5,000	5,000	5,033	0.01
MidOcean Credit CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	7.80%	13.08%	11/16/2023	1/21/2037	9,500	9,143	9,687	0.03
MidOcean Credit CLO XIV Ltd	(4)(5)(6)(8)	SOFR +	6.56%	11.86%	2/15/2024	4/15/2037	1,500	1,460	1,506	0.00
MidOcean Credit CLO XIV Ltd	(4)(5)(6)(8)	SOFR +	7.40%	12.70%	2/15/2024	4/15/2037	3,500	3,500	3,538	0.01
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	12.25%	9/24/2021	10/20/2034	6,500	6,500	6,532	0.02
Morgan Stanley Eaton Vance CLO 2022-17A Ltd	(4)(5)(6)(8)	SOFR +	7.90%	13.18%	6/30/2022	7/20/2035	1,000	1,007	1,008	0.00
Neuberger Berman Loan Advisers CLO 38, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.79%	9/27/2021	10/20/2035	11,000	11,000	11,044	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Northwoods Capital XI-B Ltd	(4)(5)(6)(8)	SOFR +	7.35%	12.63%	7/3/2024	7/19/2037	$3,412	$3,354	$3,364	0.01%
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	12.14%	10/15/2021	12/2/2034	9,000	8,904	9,066	0.02
OCP CLO 2020-18 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.38%	7/30/2024	7/20/2037	1,000	1,000	1,009	0.00
Octagon 55, Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.04%	7/1/2021	7/20/2034	11,000	10,896	10,885	0.03
Octagon Investment Partners 41, Ltd.	(4)(5)(6)(8)	SOFR +	7.39%	12.69%	9/24/2021	10/15/2033	2,500	2,491	2,460	0.01
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	SOFR +	6.76%	12.04%	8/6/2021	10/20/2034	4,250	4,099	4,278	0.01
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.89%	5/25/2021	5/21/2034	2,000	1,924	2,006	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.88%	11/16/2021	11/14/2034	13,000	13,003	13,039	0.04
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.35%	11.63%	1/24/2022	4/20/2035	2,500	2,500	2,515	0.01
Palmer Square CLO 2023-3 Ltd	(4)(5)(6)(8)	SOFR +	7.83%	13.11%	11/17/2023	1/20/2037	10,000	9,906	10,383	0.03
Parallel 2020-1 Ltd	(4)(5)(6)(8)	SOFR +	6.76%	12.04%	6/14/2021	7/20/2034	3,500	3,437	3,460	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	SOFR +	7.29%	12.57%	2/11/2022	4/20/2035	6,000	5,855	5,982	0.02
Pikes Peak CLO 3	(4)(5)(6)(8)	SOFR +	6.87%	12.16%	8/13/2021	10/25/2034	3,000	3,010	3,021	0.01
Pikes Peak CLO 5	(4)(5)(6)(8)	SOFR +	6.90%	11.53%	9/19/2024	10/20/2037	1,000	1,000	1,005	0.00
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.71%	12.01%	7/30/2021	10/15/2034	6,000	6,000	5,999	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.75%	12.03%	2/15/2022	4/20/2035	5,000	4,981	4,992	0.01
Post CLO 2024-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.80%	12.11%	2/6/2024	4/20/2037	2,500	2,500	2,551	0.01
PPM CLO 4, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.04%	9/29/2021	10/18/2034	6,775	6,775	6,351	0.02
PPM CLO 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.04%	9/17/2021	10/18/2034	4,800	4,800	4,560	0.01
Rad CLO 14, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.09%	11/2/2021	1/15/2035	6,750	6,750	6,731	0.02
Rad CLO 16 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.80%	5/3/2024	7/15/2037	5,000	5,000	5,024	0.01
Rad CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	7.73%	13.01%	10/27/2023	1/20/2037	7,500	7,290	7,627	0.02
Rad CLO 25 Ltd	(4)(5)(6)(8)	SOFR +	6.00%	11.34%	5/16/2024	7/20/2037	3,000	3,000	3,028	0.01
Rad CLO 3 Ltd	(4)(5)(6)(8)	SOFR +	5.88%	11.19%	6/18/2024	7/15/2037	2,715	2,662	2,655	0.01
Rad CLO 3 Ltd	(4)(5)(6)(8)	SOFR +	7.00%	12.31%	6/18/2024	7/15/2037	2,715	2,715	2,696	0.01
Rockford Tower CLO 2021-3, Ltd.	(4)(5)(6)(8)	SOFR +	6.98%	12.25%	9/22/2021	10/20/2034	2,000	1,977	1,847	0.01
RR 19, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.06%	9/24/2021	10/15/2035	3,000	3,000	3,010	0.01
RR 20, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	12.55%	4/6/2022	7/15/2037	4,000	3,966	4,017	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	SOFR +	6.82%	12.11%	10/1/2021	10/25/2034	$5,000	$4,923	$4,622	0.01%
Symphony CLO 34-PS Ltd.	(4)(5)(6)(8)	SOFR +	8.15%	13.43%	7/13/2023	7/24/2036	4,000	3,927	4,127	0.01
Symphony CLO 44 Ltd	(4)(5)(6)(8)	SOFR +	6.15%	11.50%	5/20/2024	7/14/2037	2,500	2,500	2,528	0.01
Trestles Clo IV, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.84%	7/12/2021	7/21/2034	8,000	8,000	8,035	0.02
Trinitas CLO XVI Ltd	(4)(5)(6)(8)	SOFR +	7.26%	12.54%	6/14/2021	7/20/2034	5,000	4,832	4,763	0.01
Vibrant CLO IV-R Ltd	(4)(5)(6)(8)	SOFR +	7.90%	12.53%	9/19/2024	10/20/2037	1,000	970	1,005	0.00
Vibrant CLO XII Ltd.	(4)(5)(6)(8)	SOFR +	6.94%	12.22%	5/16/2024	4/20/2034	2,695	2,602	2,611	0.01
Vibrant CLO XIII, Ltd.	(4)(5)(6)(8)	SOFR +	7.32%	12.62%	4/21/2021	7/15/2034	6,250	6,204	6,274	0.02
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.97%	12.27%	12/14/2021	1/15/2035	8,250	8,120	8,278	0.02
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.66%	11.94%	8/6/2021	7/19/2034	5,000	4,922	4,982	0.01
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated								508,116	511,250	1.39
Total Structured Finance Obligations - Debt Instruments								508,116	511,250	1.39

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity and other
Equity - non-controlled/non-affiliated
Aerospace & Defense
Loar Holdings Inc. - Common Equity	(6)			4/25/2024		910,404	$12,614	$67,907	0.19%
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	125	141	0.00
							12,739	68,048	0.19
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			6/11/2021		1,674	1,674	1,471	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	1,314	0.00
							2,751	2,785	0.00
Biotechnology
Moderna Inc - Common Stock	(6)			9/12/2024		12,613	983	843	0.00
Capital Markets
Resolute Investment Managers, Inc. - Common Equity	(4)			12/29/2023		48,476	1,212	103	0.00
Commercial Services & Supplies
GTCR Investors LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	933	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			12/10/2021		3,308,320	3,308	728	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		401,889	390	478	0.00
							3,698	1,206	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,735	40,672	0.11
DTA LP - Class A Common Units	(4)			3/25/2024		2,612,843	2,613	2,613	0.01
							31,348	43,285	0.12

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	$10,915	$12,469	0.03%
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	2,750	0.01
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	2,680	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	591	0.00
							15,636	18,490	0.05
Electronic Equipment, Instruments & Components
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,775	22,775	0.06
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		666,667	667	857	0.00
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	2,427	0.01
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		12,237,213	11,870	13,155	0.04
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,662	57,165	0.16
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)			8/19/2021		6,000,000	6,090	5,100	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	409	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	220	0.00
Maia Aggregator, L.P. - Class A Units	(4)			2/1/2022		19,700,000	19,700	15,563	0.04
NC Eve, L.P. - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	1,738	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							88,135	93,350	0.25

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Technology
Azalea Parent Corp - Series A-1 Preferred Shares	(4)		12.75%	4/30/2024		91,500	$89,213	$96,075	0.26%
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		18,035	1,804	1,804	0.00
							96,946	102,584	0.27
Insurance
RSC Topco, Inc. - Preferred Shares	(4)		13.25%	8/14/2023		100	97	116	0.00
Shelf Holdco Ltd - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,875	0.01
							1,397	4,991	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)			11/12/2021		25,687,196	25,687	30,311	0.08
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)			6/29/2021		6,500,000	6,500	14,040	0.04
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		14,396,424	14,519	15,260	0.04
Trinity Air Consultants Holdings Corp - Common Units	(4)			6/12/2024		4,797	5	10	0.00
Victors CCC Topco, LP - Common Equity	(4)			6/1/2022		9,600,000	9,600	17,568	0.05
							30,624	46,878	0.13

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)			8/28/2024		1,103	$1,103	$1,103	0.00%
Connatix Parent, LLC - Class L Common Units	(4)			7/14/2021		126,136	1,388	628	0.00
Descartes Holdings, Inc - Class A Common Stock	(4)			10/9/2023		937,585	4,060	413	0.00
Expedition Holdco, LLC - Common Units	(4)			2/24/2022		810,810	810	552	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)		11.75%	6/23/2022		49,020	47,795	68,015	0.19
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%	11/30/2021		45,090	43,963	57,490	0.16
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)		10.50%	7/30/2021		31,950,000	30,992	34,346	0.09
Mimecast Limited - LP Interest	(4)			5/3/2022		75,088,584	75,089	81,096	0.22
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)		13.50%	12/19/2023		1,573	1,535	1,722	0.00
TPG IX Newark CI, L.P. - LP Interest	(4)(6)			10/26/2023		3,846,970	3,847	3,847	0.01
TravelPerk Inc - Warrants	(4)(6)			5/2/2024		244,818	2,101	2,159	0.01
Zoro - Common Equity	(4)			11/22/2022		1,195,880	11,959	11,959	0.03
Zoro - Series A Preferred Shares	(4)		12.50%	11/22/2022		44,535	42,976	56,782	0.16
							267,618	320,112	0.87
Transportation Infrastructure
Atlas Intermediate Holding, LLC - Preferred Interest	(4)		11.00%	5/24/2021		34,238,400	33,723	34,581	0.09
Enstructure, LLC - Class A-7 Common Units	(4)			9/27/2022		3,783,785	2,803	3,859	0.01
Enstructure, LLC - Class A-8 Common Units	(4)			3/1/2023		858,469	635	876	0.00
Frontline Road Safety Investments, LLC - Class A Common Units	(4)			4/30/2021		58,590	6,178	13,024	0.04
Ncp Helix Holdings, LLC. - Preferred Shares	(4)		8.00%	8/3/2021		1,485,282	1,116	1,384	0.00
							44,455	53,724	0.14
Total Equity - non-controlled/non-affiliated							652,418	813,702	2.18

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Galaxy 34 Clo Ltd	(4)(6)	Estimated Yield:	16.18%	9/26/2024	10/20/2037	20,000,000	$18,500	$18,500	0.05%
MidOcean Credit CLO XV Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	12.28%	5/10/2024	7/21/2037	5,000,000	3,550	3,734	0.01
New Mountain CLO 6 Ltd	(4)(6)	Estimated Yield:	15.01%	8/23/2024	10/15/2037	18,750,000	16,238	16,051	0.04
New Mountain CLO 6 Ltd	(4)(6)			8/23/2024	10/15/2037	1,875,000	0	0	0.00
RAD CLO 25 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	12.90%	5/16/2024	7/20/2037	5,000,000	4,317	4,461	0.01
RAD CLO 26 Ltd	(4)(6)	Estimated Yield:	16.71%	8/7/2024	10/20/2037	7,180,000	6,156	6,173	0.02
Signal Peak CLO 11 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.84%	6/5/2024	7/18/2037	5,000,000	4,450	4,595	0.01
Sixth Street CLO XXI Ltd	(4)(6)	Estimated Yield:	15.28%	9/29/2022	10/15/2035	8,000,000	5,760	6,023	0.02
Vibrant CLO XVI, Ltd	(4)(6)	Estimated Yield:	17.95%	4/14/2023	4/15/2036	12,000,000	9,600	9,600	0.03
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							68,571	69,137	0.19
Total Equity and other - non-controlled/non-affiliated							720,989	882,839	2.37
Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)			11/1/2021		265,556	558	1,987	0.01
Total Equity - non-controlled/affiliated							558	1,987	0.01
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings LP - LP Interest	(4)(6)(16)			4/14/2023		3,943	0	0	0.00
Financial Services
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)			10/19/2021		276,759,000	276,759	276,482	0.76
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)			9/28/2023		134,166,603	0	0	0.00
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	0	0	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - controlled/affiliated (excluding Investments in Joint Ventures) (continued)
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	$1,421	$2,185	0.01%
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)							278,180	278,667	0.77
Total Equity and other							999,727	1,163,493	3.15
Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			1,815,000	1,795,374	4.93
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	128,340	0.35
Investments in Joint Ventures Total							1,932,706	1,923,714	5.28

Total Investments - non-controlled/non-affiliated							59,210,695	59,166,572	162.13
Total Investments - non-controlled/affiliated							558	1,987	0.01
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							647,793	570,989	1.57
Total Investments - Investments in Joint Ventures							1,932,706	1,923,714	5.28
Total Investment Portfolio							61,791,752	61,663,262	168.99
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund			4.87%				15,805	15,805	0.04
Other Cash and Cash Equivalents							1,325,540	1,325,540	3.64
Total Portfolio Investments, Cash and Cash Equivalents							$63,133,097	$63,004,607	172.67%

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 23.5% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/9/2026	$25,460	$—
123Dentist, Inc.	Delayed Draw Term Loan	8/9/2026	6,562	(31)
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,815	—
Accountor Group	Term Loan	9/18/2031	803	—
Accountor Group	Delayed Draw Term Loan	9/18/2031	299	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,567	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	39,500	—
AI Titan Parent Inc	Delayed Draw Term Loan	9/30/2026	22,055	—
AI Titan Parent Inc	Revolver	8/29/2031	13,784	(138)
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	15,528	—
Allium Buyer LLC	Revolver	5/2/2029	249	—
American Restoration Holdings, LLC	Revolver	7/19/2030	6,079	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	1/24/2025	2,630	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	7/24/2026	21,227	(212)
American Rock Salt Co LLC	Delayed Draw Term Loan	9/16/2026	1,718	—
Amerilife Holdings LLC	Revolver	8/31/2028	48,715	—
Amerilife Holdings LLC	Delayed Draw Term Loan	6/17/2026	79,071	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Analytic Partners LP	Revolver	4/4/2028	3,261	—
Anaplan, Inc.	Revolver	6/21/2028	47,983	—
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	9,696	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean Inc	Revolver	1/30/2031	$3,641	$—
Aptean Inc	Delayed Draw Term Loan	1/30/2026	4,962	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	(270)
Arnhem BidCo GmbH	Term Loan	9/18/2031	253,111	—
Arnhem BidCo GmbH	Delayed Draw Term Loan	9/18/2031	57,525	—
Ascend Buyer, LLC	Revolver	9/30/2027	5,173	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	12,921	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(3,797)
Atlas Securitized Products Funding 2, L.P.	Revolver	4/10/2026	15,497	—
AuditBoard Inc	Delayed Draw Term Loan	7/12/2026	38,443	—
AuditBoard Inc	Revolver	7/12/2031	15,377	(154)
Avalara Inc	Revolver	10/19/2028	2,308	—
Azurite Intermediate Holdings Inc.	Delayed Draw Term Loan	3/30/2026	15,390	—
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	6,840	—
Baker Tilly Advisory Group LP	Revolver	6/3/2030	37,285	(373)
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	26,608	(200)
Bamboo US BidCo LLC	Delayed Draw Term Loan	3/31/2025	2,439	—
Bamboo US BidCo LLC	Revolver	9/28/2029	6,278	—
Bazaarvoice, Inc.	Revolver	5/7/2026	45,117	—
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	76,993	(385)
Bimini Group Purchaser Inc	Revolver	4/26/2031	11,406	—
BlueCat Networks, Inc.	Term Loan	8/18/2028	55,827	—
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	(22)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	6,426	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	22,569	—
Brave Parent Holdings, Inc.	Revolver	11/29/2030	26,868	—
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	32,788	—
Caerus US 1, Inc.	Revolver	5/25/2029	35,995	—
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	20,176	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	101,715	—
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,432	—
Capstone Acquisition Holdings Inc	Delayed Draw Term Loan	8/29/2026	8,261	—
Caribou Bidco Ltd	Delayed Draw Term Loan	7/9/2027	28,928	—
Castle Management Borrower, LLC	Revolver	11/3/2029	3,750	—
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	52,464	(556)
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2029	20,232	(272)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	—
CFS Brands, LLC	Delayed Draw Term Loan	4/2/2025	10,595	(106)
CFS Brands, LLC	Revolver	10/2/2030	30,858	—
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	6,792	(20)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	918	(9)
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	13,756	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	7,000	(70)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	21,310	—
Chronicle Bidco, Inc.	Revolver	11/14/2025	4,331	—
Chronicle Bidco, Inc.	Delayed Draw Term Loan	3/26/2026	13,265	—
Cisive Holdings Corp	Revolver	12/8/2027	4,445	(89)
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2024	34,260	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	—
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	20,230	(51)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Connatix Buyer, Inc.	Revolver	7/14/2027	$12,579	$—
Consor Intermediate II LLC	Delayed Draw Term Loan	5/10/2026	44,439	(222)
Consor Intermediate II LLC	Revolver	5/10/2031	11,850	(59)
Continental Buyer Inc	Revolver	4/2/2031	4,282	(64)
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	11,420	(86)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	13,936	(209)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	8,588	—
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	5,555	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	16,678	(83)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(124)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	5,636	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	14,164	(142)
Cumming Group, Inc.	Revolver	11/16/2027	25,468	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	14,626	—
CyrusOne Revolving Warehouse	Revolver	7/2/2029	229,667	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	36,470	(182)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	13,071	(163)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	12,081	(165)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Digital Media Solutions, LLC	Delayed Draw Term Loan	12/10/2024	2,254	—
Diligent Corp	Delayed Draw Term Loan	4/26/2026	50,000	(375)
Diligent Corp	Revolver	8/4/2030	33,333	—
DM Intermediate Parent LLC	Revolver	9/30/2030	30,960	(464)
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	46,461	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,367	(73)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	19,441	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	4/26/2027	16,000	(1,459)
Elements Finco Ltd	Delayed Draw Term Loan	4/30/2027	37,680	(203)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	43,758	(438)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	1/18/2025	12,377	—
Enstructure LLC	Delayed Draw Term Loan	6/10/2026	88,177	—
ENV Bidco AB	Delayed Draw Term Loan	7/28/2025	27,675	(364)
Epicor Software Corp.	Delayed Draw Term Loan	5/30/2031	226	—
Episerver, Inc.	Revolver	4/9/2026	3,833	(38)
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	7,569	(102)
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp	Revolver	6/17/2030	9,056	(91)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	(17)
Excelitas Technologies Corp.	Revolver	8/14/2028	14,780	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	4,927	(49)
Experity, Inc.	Revolver	2/24/2028	13,452	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	39,911	—
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	25,512	(540)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Fidelis Insurance Holdings Ltd	Term Loan	8/21/2031	$938,360	$—
Focus Financial Partners LLC	Delayed Draw Term Loan	9/11/2031	1,599	—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(36)
Foundation Risk Partners Corp.	Revolver	10/29/2029	16,269	(244)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	2,255	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	17,972	(90)
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	4,489	—
FusionSite Midco, LLC	Delayed Draw Term Loan	9/30/2027	54,556	(546)
FusionSite Midco, LLC	Revolver	11/17/2029	7,366	(166)
FusionSite Midco, LLC	Delayed Draw Term Loan	9/25/2025	34,251	—
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	23,934	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(33)
Galway Borrower, LLC	Revolver	9/30/2027	15,015	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,961	(10)
Galway Borrower, LLC	Delayed Draw Term Loan	7/25/2025	20	—
Gannett Fleming Inc	Revolver	8/5/2030	37,324	(560)
Gatekeeper Systems Inc	Delayed Draw Term Loan	8/27/2026	61,694	—
Gatekeeper Systems Inc	Revolver	8/28/2030	12,318	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	—
Gigamon Inc.	Revolver	3/11/2028	5,155	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	39,244	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2024	60,893	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	38,416	(607)
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	1,431	(7)
Granicus, Inc.	Revolver	1/17/2031	4,284	—
Graphpad Software LLC	Revolver	6/28/2031	13,945	(70)
Graphpad Software LLC	Delayed Draw Term Loan	6/28/2026	33,558	—
Great Day Improvements LLC	Revolver	6/13/2030	5,914	(118)
Groundworks LLC	Delayed Draw Term Loan	3/14/2026	1,404	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	5,940	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	3,917	—
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(58)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	10/28/2028	102	(3)
Hargreaves Lansdown	Term Loan	9/26/2031	110,792	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	18,244	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	44,077	(439)
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(96)
Icefall Parent, Inc.	Revolver	1/17/2030	6,880	(52)
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2027	55,251	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360 LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures LLC	Revolver	4/29/2030	12,329	(247)
Inception Fertility Ventures LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	19,372	(97)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2028	2,183	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	653	—
IQN Holding Corp	Revolver	5/2/2028	4,249	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IRI Group Holdings Inc	Revolver	12/1/2027	$46,161	$—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	2,759	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	734	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,595	(8)
Java Buyer, Inc.	Delayed Draw Term Loan	6/26/2026	50,996	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	(121)
Java Buyer, Inc.	Revolver	12/15/2027	24,284	(243)
JS Parent Inc	Revolver	4/24/2031	7,880	(39)
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	(662)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	33,089	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	12,225	(157)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	9,171	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	8,737	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	63,422	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	63,422	(317)
Kona Buyer, LLC	Revolver	7/23/2031	25,369	(254)
Kwol Acquisition, Inc.	Revolver	12/6/2029	785	—
Loar Group, Inc.	Delayed Draw Term Loan	12/31/2024	100,000	—
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	(98)
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	17,784	—
Magic Bidco Inc	Revolver	7/1/2030	3,557	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	—
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	(135)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	2,651	—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	133,060	(1,200)
Mantech International CP	Revolver	4/12/2030	111,612	—
Material Holdings, LLC	Revolver	8/17/2027	3,179	(374)
Maverick Bidco Inc.	Delayed Draw Term Loan	8/16/2026	52,632	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	8,029	(26)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	11,241	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,241	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(133)
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,268	—
Metis Buyer, Inc.	Revolver	5/4/2026	5,310	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	804	—
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(99)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2025	16,516	(165)
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	17,311	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	2,244	(27)
More Cowbell II, LLC	Revolver	9/1/2029	1,655	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2026	2,679	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MRI Software, LLC	Revolver	2/10/2026	25,354	(824)
MRI Software, LLC	Delayed Draw Term Loan	1/16/2027	23,940	—
Natus Medical Incorporated	Revolver	7/21/2027	1,225	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	21,446	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	$2,051	$—
Neptune Holdings, Inc.	Revolver	8/14/2030	2,000	—
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	26,031	—
Netsmart Technologies Inc	Revolver	8/23/2031	26,555	(266)
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3 Ltd	Revolver	6/10/2030	6,028	(30)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	10,730	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	25,764	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	68,013	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	36,836	—
ONS MSO, LLC	Revolver	7/8/2026	4,750	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Orisha SAS	Term Loan	10/4/2031	78,678	—
Orisha SAS	Delayed Draw Term Loan	10/4/2031	5,737	—
Orisha SAS	Revolver	10/4/2031	30,261	—
Oxford Global Resources Inc	Revolver	8/17/2027	9,254	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	10,906	(87)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	85,594	(428)
Park Place Technologies, LLC	Revolver	3/25/2030	53,924	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	3,902	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	15,993	(160)
PDI TA Holdings, Inc.	Revolver	2/3/2031	6,996	(52)
Pearce Services, LLC	Delayed Draw Term Loan	12/29/2024	949	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	4,929	—
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	5,945	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	15,112	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Plasma Buyer, LLC	Revolver	5/12/2028	6,365	—
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	1,359	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	67,596	(845)
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	9/6/2025	1,867	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	19,691	(98)
Profile Products, LLC	Revolver	11/12/2027	2,212	—
Profile Products, LLC	Revolver	11/12/2027	6,700	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	11/8/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	11/8/2024	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	8,769	—
PT Intermediate Holdings III LLC	Delayed Draw Term Loan	4/4/2026	12,013	—
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	46,833	—
Rally Buyer, Inc.	Revolver	7/19/2028	6,211	—
Recorded Future Inc	Delayed Draw Term Loan	6/28/2026	24,673	—
Recorded Future Inc	Revolver	6/28/2030	15,241	(152)
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	5,379	—
Relativity ODA, LLC	Revolver	5/12/2027	4,813	(120)
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	15,233	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
RoadOne Inc	Revolver	12/30/2028	$275	$—
RSC Acquisition, Inc.	Revolver	11/1/2029	6,174	(108)
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	5,881	(7)
RSC Acquisition, Inc.	Delayed Draw Term Loan	11/1/2029	55,566	(278)
Safety Borrower Holdings LP	Revolver	9/1/2027	2,097	—
Safety Products/JHC Acquisition Corp	Delayed Draw Term Loan	6/28/2026	12,675	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	18,000	—
Scorpio BidCo SAS	Delayed Draw Term Loan	4/3/2026	7,858	(81)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	2,207	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	498	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Skopima Consilio Parent LLC	Revolver	5/14/2026	6,300	(45)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	76,573	—
Soliant Lower Intermediate, LLC	Revolver	7/18/2029	18,500	—
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	19,292	—
SpecialtyCare, Inc.	Revolver	6/18/2026	3,680	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	69,467	(521)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	58,815	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	24,314	(122)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	44,329	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2031	10,086	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	35,360	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	159,961	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,152	(357)
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	102,475	—
The Hiller Companies LLC	Delayed Draw Term Loan	6/20/2026	17,397	—
The Hiller Companies LLC	Revolver	6/20/2030	13,713	(137)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(51)
Trader Corp.	Term Loan	9/9/2026	100,150	—
Trader Corp.	Term Loan	9/9/2026	57,153	—
Trader Corp.	Second Lien Term Loan	8/14/2026	592,593	—
Trader Corp.	Revolver	9/9/2026	28,322	—
Trader Corp.	Revolver	12/22/2028	8,022	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	12/31/2024	15,079	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	13,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	—
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
Truist Insurance Holdings LLC	Revolver	5/6/2029	19,048	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,204	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
Unified Women's Healthcare LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	3/25/2026	3,243	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	15,496	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	6,452	—
Varicent Parent Holdings Corp	Delayed Draw Term Loan	8/23/2026	18,545	—
Varicent Parent Holdings Corp	Revolver	8/23/2031	9,550	(143)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	$31,095	$—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
VS Buyer, LLC	Revolver	4/12/2029	15,000	(975)
Water Holdings Acquisition LLC	Delayed Draw Term Loan	7/31/2026	37,122	(186)
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
WHCG Purchaser III Inc	Delayed Draw Term Loan	6/30/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/21/2025	35,593	—
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	—
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
Yellow Castle AB	Delayed Draw Term Loan	7/7/2029	11,621	—
Young & Associates, LLC	Term Loan	10/1/2031	43,861	—
Young & Associates, LLC	Delayed Draw Term Loan	10/1/2031	18,977	—
Young & Associates, LLC	Revolver	10/1/2031	9,054	—
Zellis Topco Ltd.	Term Loan	1/13/2026	21,107	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2025	208,035	(3,121)
Zendesk Inc	Revolver	7/23/2030	97,650	—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	9,135	(69)
Zorro Bidco Ltd	Delayed Draw Term Loan	8/13/2027	18,421	—
Total unfunded commitments			$9,564,958	$(34,016)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair value as of September 30, 2024	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	$2,499	$—	$—	$(512)	$—	$1,987	$13
Controlled/Affiliated Investments
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	49,530	—	—	(37,336)	—	12,194	—
CFCo, LLC (Benefytt Technologies, Inc.)	612	—	—	(612)	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Pigments Services, Inc.	9,412	—	(115)	(1,225)	—	8,072	—
Pigments Services, Inc.	9,908	1,120	(68)	—	—	10,960	1,084
Pigments Holdings LP - LP Interest	—	—	—	—	—	—	—
Material Holdings, LLC	—	225,891	—	2,017	—	227,908	7,710
Material Holdings, LLC	—	55,470	—	(22,282)	—	33,188	1,876
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Specialty Lending Company, LLC - LLC Interest	265,631	39,285	(13,500)	(14,934)	—	276,482	—
BCRED Emerald JV LP - LP Interest	2,032,260	—	(187,500)	(49,386)	—	1,795,374	213,271
BCRED Verdelite JV LP - LP Interest	129,265	—	—	(925)	—	128,340	11,170
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	1,981	—	—	204	—	2,185	—
Total	$2,501,098	$321,766	$(201,183)	$(124,991)	$—	$2,496,690	$235,124

(17)Loan was on non-accrual status as of September 30, 2024.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures but excluding Loar Holdings Inc. - Common Equity and Moderna Inc - Common Stock, and may be deemed to be “restricted securities.” As of September 30, 2024, the aggregate fair value of these securities is $61,594.5 million or 168.80% of the Company’s net assets. The initial acquisition dates have been included for such securities.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	11,063	CAD	15,000	12/18/2024	$(58)
Deutsche Bank AG	USD	14,751	CAD	20,000	12/17/2024	(77)
BNP PARIBAS US	USD	1,695	CAD	2,300	11/21/2024	(9)
Deutsche Bank AG	USD	11,737	CHF	9,820	12/18/2024	10
Goldman Sachs Bank USA	USD	83,534	DKK	557,791	12/18/2024	(183)
BNP PARIBAS US	USD	100,608	EUR	90,200	11/21/2024	(114)
Deutsche Bank AG	USD	170,802	EUR	153,000	12/18/2024	(230)
Deutsche Bank AG	USD	104,044	GBP	78,800	12/18/2024	(1,512)
BNP PARIBAS US	USD	53,582	GBP	40,900	11/21/2024	(1,211)
Goldman Sachs Bank USA	USD	53,108	NOK	562,273	12/18/2024	(275)
BNP PARIBAS US	USD	2,847	NOK	30,100	11/21/2024	(10)
Goldman Sachs Bank USA	USD	24,324	NZD	39,280	12/18/2024	(673)
Goldman Sachs Bank USA	USD	23,580	SEK	239,106	12/18/2024	(77)
Goldman Sachs Bank USA	USD	10,823	SEK	109,749	12/17/2024	(36)
BNP PARIBAS US	USD	1,874	SEK	19,100	11/21/2024	(13)
Total Foreign Currency Forward Contracts						$(4,468)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA	November 2024 Notes	2.35%	SOFR +	0.66%	11/22/2024	500,000		$(2,305)	$—	$11,451
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR +	0.99%	1/15/2025	500,000		(4,323)	—	11,089
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	625,000		(14,119)	—	10,605
Deutsche Bank	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	625,000		(13,945)	—	10,550
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR +	2.43%	3/24/2025	400,000		(4,011)	—	7,078
Deutsche Bank	March 2025 Notes	4.70%	SOFR +	2.43%	3/24/2025	500,000		(5,019)	—	8,855
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(9,437)	—	2,984
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027	625,000		(9,094)	—	9,081
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR +	2.93%	9/29/2025	600,000		1,041	—	2,882
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027	350,000		3,607	—	3,143
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR +	2.97%	9/29/2025	200,000		262	—	1,022
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028	500,000		17,000	—	3,318
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031	250,000		6,664	—	6,664
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.45%	1/25/2031	250,000		6,542	—	6,542
Deutsche Bank	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029	500,000		20,121	—	20,121
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027	400,000		(1,306)	—	(1,306)
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030	400,000		(1,243)	—	(1,243)
Total Interest Rate Swaps								$(9,565)	$—	$112,836
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
As of September 30, 2024, the Company's consolidated subsidiaries were BCRED Bard Peak Funding LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company does not consolidate its equity investment in Specialty Lending Company LLC (“SLC”). For further description of the Company’s investment in SLC, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions.”
The Company does not consolidate its investments in the BCRED Emerald JV LP (“Emerald JV”) or BCRED Verdelite JV LP (“Verdelite JV”) joint ventures. For further description of the Company’s joint ventures, see “Note 11. Joint Ventures.”
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2024, the Company recorded $3.9 million and $37.7 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.). For the three and nine months ended September 30, 2023, the Company recorded $1.6 million and $8.1 million, respectively, in non-recurring interest income.
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
For further information regarding the non-accrual status of investments refer to “Note 4. Investments.”
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
For the three and nine months ended September 30, 2024, base management fees were $112.6 million and $312.3 million, respectively. For the three and nine months ended September 30, 2023, base management fees were $79.7 million and $229.0 million, respectively. As of September 30, 2024 and December 31, 2023, $112.6 million and $87.3 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $139.4 million and $399.0 million, respectively. For the three and nine months ended September 30, 2023, the Company accrued income based incentive fees of $113.7 million and $324.0 million, respectively. As of September 30, 2024 and December 31, 2023, there was $139.4 million and $122.9 million, respectively, payable to the Adviser for the income based incentive fees.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three and nine months ended September 30, 2024 and 2023, the Company accrued no capital gains incentive fees.
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
For the three and nine months ended September 30, 2024, the Company incurred $1.4 million and $5.1 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred $1.7 million and $5.1 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2024 and December 31, 2023, $2.5 million and $2.3 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees of $24.9 million and $69.7 million, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees of $0.3 million and $0.9 million, respectively, which were attributable to Class D shares.
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
For the three and nine months ended September 30, 2024 and 2023, the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.

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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of September 30, 2024 and December 31, 2023, a wholly-owned subsidiary of the Company had committed $315.0 million and $315.0 million, respectively. As of September 30, 2024 and December 31, 2023, $38.2 million and $64.0 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.
In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to the Emerald JV and Verdelite JV. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures.”
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$56,479,192	$56,231,000	91.2%	$45,837,261	$45,534,013	89.7%
Second lien debt	1,822,563	1,784,050	2.9	1,826,541	1,736,088	3.4
Unsecured debt	49,448	49,755	0.1	18,182	18,171	0.0
Structured finance obligations - debt instruments	508,116	511,250	0.8	443,228	436,863	0.9
Investments in joint ventures	1,932,706	1,923,714	3.1	2,120,206	2,161,525	4.3
Equity and other (1)(2)	999,727	1,163,493	1.9	776,305	857,251	1.7
Total	$61,791,752	$61,663,262	100.0%	$51,021,723	$50,743,911	100.0%
(1)Includes equity investment in SLC.
(2)“Other” includes subordinated notes representing the equity of third party managed collateralized loan obligations (“CLO”) vehicles.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	1.6%	1.4%
Air Freight & Logistics	2.0	2.6
Airlines (2)	0.0	0.1
Auto Components	—	0.1
Beverages	0.1	0.1
Biotechnology (2)(3)	0.0	0.0
Broadline Retail (2)	0.0	—
Building Products	1.5	2.1
Capital Markets	0.3	0.5
Chemicals	0.5	0.2
Commercial Services & Supplies	5.1	4.0
Construction Materials	—	0.1
Construction & Engineering	1.5	0.7
Containers & Packaging	0.2	0.3
Distributors	0.9	1.1
Diversified Consumer Services	3.6	2.7
Diversified REITs (2)	0.0	—
Diversified Telecommunication Services	0.4	0.5
Electrical Equipment	0.9	0.5
Electronic Equipment, Instruments & Components	0.8	1.1
Electric Utilities	0.2	0.2
Energy Equipment & Services	0.1	0.1
Entertainment (2)(3)	0.0	0.0
Financial Services (1)	2.2	2.4
Food Products (2)(3)	0.0	0.0
Ground Transportation (3)	0.3	0.0
Health Care Equipment & Supplies	1.2	1.6
Health Care Providers & Services	10.5	11.3
Health Care Technology	4.9	4.1
Hotels, Restaurants & Leisure	0.2	0.3
Household Durables	0.1	0.1
Industrial Conglomerates	0.3	0.9
Insurance	5.8	4.7
Interactive Media & Services (3)	0.2	0.0
Internet & Direct Marketing Retail	1.7	2.0
Investments in Joint Ventures	3.1	4.3
IT Services	5.2	4.4
Leisure Products (2)(3)	0.0	0.0
Life Sciences Tools & Services	0.3	0.5
Machinery (3)	0.1	0.0
Marine	0.5	0.5
Media	0.7	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	0.2	0.1

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2024	December 31, 2023
Paper & Forest Products	0.1%	0.1%
Pharmaceuticals	0.9	0.9
Professional Services	11.6	11.7
Real Estate Management & Development	0.3	0.3
Software	26.3	27.3
Specialty Retail	0.2	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.5	0.5
Transportation Infrastructure	2.7	2.7
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of September 30, 2024.
(3)Amount rounds to less than 0.1% as of December 31, 2023.
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$54,076,241	$53,856,415	87.3%	147.8%
Europe	6,377,626	6,476,244	10.5	17.8
Canada	726,487	711,653	1.2	2.0
Bermuda/Cayman Islands	553,311	559,719	0.9	1.5
Australia/New Zealand and other	22,693	23,706	0.0	0.1
Asia	35,394	35,525	0.1	0.1
Total	$61,791,752	$61,663,262	100.0%	169.3%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,398,837	$45,129,324	88.9%	158.2%
Europe	4,489,832	4,500,069	8.9	15.8
Canada	669,615	657,164	1.3	2.3
Bermuda/Cayman Islands	440,117	433,445	0.9	1.5
Australia/New Zealand	23,322	23,909	0.0	0.1
Total	$51,021,723	$50,743,911	100.0%	177.9%
As of September 30, 2024 and December 31, 2023, six borrowers (across eleven loans) and two borrowers (across three loans) in the portfolio were on non-accrual status, respectively.
As of September 30, 2024 and December 31, 2023, on a fair value basis, 99.7% and 99.9%, respectively, of performing debt investments bore interest at a floating rate and 0.3% and 0.1%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,004,268	$52,226,732	$56,231,000
Second lien debt	—	633,149	1,150,901	1,784,050
Unsecured debt	—	21,347	28,408	49,755
Structured finance obligations - debt instruments	—	—	511,250	511,250
Equity and other (1)(3)	68,750	—	1,094,743	1,163,493
Total	68,750	4,658,764	55,012,034	59,739,548
Investments Measured at NAV (2)	—	—	—	1,923,714
Total investments	$68,750	$4,658,764	$55,012,034	$61,663,262

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,197,276	$41,336,737	$45,534,013
Second lien debt	—	809,223	926,865	1,736,088
Unsecured debt	—	—	18,171	18,171
Structured finance obligations	—	70,964	365,899	436,863
Equity (1)	—	—	857,251	857,251
Total	$—	$5,077,463	$43,504,923	$48,582,386
Investments Measured at NAV (2)	—	—	—	2,161,525
Total investments	$—	$5,077,463	$43,504,923	$50,743,911
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
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $150.5 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 0.7 years. For information regarding restrictions on Investment in joint ventures, see “Note 11. Joint Ventures.”

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total Investments
Fair value, beginning of period	$46,789,164	$1,003,200	$27,365	$454,837	$976,265	$49,250,831
Purchases of investments	6,324,151	232,544	955	37,625	82,354	6,677,629
Proceeds from principal repayments and sales of investments	(1,006,389)	(28,153)	—	(28,075)	—	(1,062,617)
Accretion of discount/(amortization of premium)	41,669	601	23	91	—	42,384
Net realized gain (loss)	(36,338)	—	—	106	—	(36,232)
Net change in unrealized appreciation (depreciation)	55,978	(728)	65	(2,167)	35,882	89,030
Transfers into Level 3 (1)	141,486	—	—	48,833	242	190,561
Transfers out of Level 3 (1)	(82,989)	(56,563)	—	—	—	(139,552)
Fair value, end of period	$52,226,732	$1,150,901	$28,408	$511,250	$1,094,743	$55,012,034
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$16,718	$(748)	$66	$(1,844)	$35,881	$50,073

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total Investments
Fair value, beginning of period	$41,336,737	$926,865	$18,171	$365,899	$857,251	$43,504,923
Purchases of investments	13,552,109	418,647	9,830	139,930	223,325	14,343,841
Proceeds from principal repayments and sales of investments	(3,239,764)	(256,257)	—	(75,595)	(13,500)	(3,585,116)
Accretion of discount/(amortization of premium)	138,810	4,815	63	435	—	144,123
Net realized gain (loss)	(35,518)	16	—	117	—	(35,385)
Net change in unrealized appreciation (depreciation)	41,257	(3,770)	344	9,500	27,667	74,998
Transfers into Level 3 (1)	468,879	77,280	—	70,964	—	617,123
Transfers out of Level 3 (1)	(35,778)	(16,695)	—	—	—	(52,473)
Fair value, end of period	$52,226,732	$1,150,901	$28,408	$511,250	$1,094,743	$55,012,034
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$31,266	$(1,614)	$334	$8,342	$32,725	$71,053
(1)For the three and nine months ended September 30, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
(2)“Other” includes subordinated notes representing the equity of third party managed collateralized loan obligations (“CLO”) vehicles.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,923,857	$1,091,126	$303,838	$782,527	$40,101,348
Purchases of investments	1,780,577	38,382	13,606	2,170	1,834,735
Proceeds from principal repayments and sales of investments	(749,646)	(35,588)	(9,400)	—	(794,634)
Accretion of discount/(amortization of premium)	37,541	804	54	—	38,399
Net realized gain (loss)	(63,957)	32	(289)	—	(64,214)
Net change in unrealized appreciation (depreciation)	86,716	11,774	13,659	22,380	134,529
Transfers into Level 3 (1)	44,592	22,750	—	—	67,342
Transfers out of Level 3 (1)	(160,904)	(70,438)	—	—	(231,342)
Fair value, end of period	$38,898,776	$1,058,842	$321,468	$807,077	$41,086,163
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$22,180	$7,189	$13,377	$22,381	$65,127

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Structured Finance Investments	Equity	Total Investments
Fair value, beginning of period	$37,543,544	$1,152,723	$293,335	$757,379	$39,746,981
Purchases of investments	3,285,859	52,416	13,606	2,581	3,354,462
Proceeds from principal repayments and sales of investments	(1,824,434)	(35,588)	(9,400)	(827)	(1,870,249)
Accretion of discount/(amortization of premium)	110,256	2,273	159	—	112,688
Net realized gain (loss)	(80,718)	59	(289)	666	(80,282)
Net change in unrealized appreciation (depreciation)	(29,960)	18,584	24,057	47,278	59,959
Transfers into Level 3 (1)	187,985	22,859	—	—	210,844
Transfers out of Level 3 (1)	(293,756)	(154,484)	—	—	(448,240)
Fair value, end of period	$38,898,776	$1,058,842	$321,468	$807,077	$41,086,163
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(70,835)	$14,924	$23,091	$47,277	$14,457
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

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$50,813,287	Yield Analysis	Discount rate	4.62%	18.65%	9.15%
	661,042	Market Quotations	Broker quoted price	73.64	100.75	99.00
	469,125	Asset Recoverability	Market Multiple	4.75x	11.25x	8.81x
	244,945	Market Approach	Performance Multiple	4.00x	10.70x	10.54x
	38,333	Transaction Price	N/A
	52,226,732
Investments in second lien debt	1,150,901	Yield Analysis	Discount Rate	7.98%	18.20%	10.65%
Investments in unsecured debt	28,408	Yield Analysis	Discount Rate	12.77%	13.95%	13.61%
Investments in structured finance obligations - debt instruments	511,250	Market quotations	Broker quoted price	92.36	104.42	99.89
Investments in equity and other (2)	243,674	Market approach	Performance Multiple	6.55x	31.50x	20.35x
	29,397	Option Pricing Model	Expected Volatility	32.00%	56.00%	39.05%
	69,240	Market quotations	Broker quoted price	2.13	92.50	85.74
	475,950	Yield Analysis	Discount Rate	8.74%	19.27%	13.08%
	276,482	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	1,094,743
Total	$55,012,034
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
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable input used under the asset recoverability approach is the market multiple. Significant decreases in quoted prices, Performance Multiples, or market multiples would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of September 30, 2024 and December 31, 2023 had they been accounted for at fair value:

	September 30, 2024	December 31, 2023
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,226,089	$242,243
Castle Peak Funding Facility	1,179,916	1,121,681
Summit Peak Funding Facility	1,365,655	286,046
Denali Peak Funding Facility	562,800	562,800
Bushnell Peak Funding Facility	300,300	465,300
Granite Peak Funding Facility	493,554	563,600
Middle Peak Funding Facility	750,000	600,950
Bison Peak Funding Facility	557,200	703,200
Blanca Peak Funding Facility	1,375,090	1,375,090
Windom Peak Funding Facility	974,695	967,477
Monarch Peak Funding Facility	700,000	1,400,400
Borah Peak Funding Facility	—	130,000
Naomi Peak Funding Facility	—	385,000
Meridian Peak Funding Facility	246,000	246,000
Haydon Peak Funding Facility	—	49,000
Bear Peak Funding Facility	230,211	360,531
Revolving Credit Facility	2,642,839	1,131,025
June 2024 Notes	—	427,693
June 2026 Notes	383,040	379,251
May 2027 Notes	627,500	618,319
October 2027 Notes	362,145	368,331
September 2024 Notes	—	354,580
December 2026 Notes	1,182,375	1,137,187
November 2026 Eurobonds	532,197	501,901
November 2024 Notes	497,600	485,177
March 2027 Notes	953,200	921,525
January 2025 Notes	496,250	483,120
January 2029 Notes	619,125	597,773
March 2025 Notes	897,840	885,149
April 2026 UK Bonds	328,890	306,018
September 2025 Notes	815,280	814,554
November 2028 Notes	532,350	520,940
January 2031 Notes	513,550	—
July 2029 Notes	509,400	—
September 2027 Notes	397,160	—
April 2030 Notes	394,200	—
2021-1 BSL Notes	663,000	663,000
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	759,000	756,862
2022-1 BSL Debt	420,000	420,000
2021-2 Notes	505,800	505,800
MML 2022-2 Debt	300,483	300,273
2023-1 Notes	307,588	304,970
2024-1 Notes	244,195	—
Short-Term Borrowings	—	28,546
Total	$26,536,517	$23,061,312

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the categorization of the Company’s debt obligations as of September 30, 2024 and December 31, 2023 had they been accounted for at fair value within the hierarchy:

	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	26,536,517	23,061,312
Total debt	$26,536,517	$23,061,312
Other Assets and Liabilities
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contract	$—	$10	$—	$10	$11,737
Interest rate swaps	—	55,237	—	55,237	2,650,000
Total Derivative assets at fair value	$—	$55,247	$—	$55,247	$2,661,737
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(4,478)	$—	$(4,478)	$656,635
Interest rate swaps	—	(64,802)	—	(64,802)	4,909,238
Total Derivative liabilities at fair value	$—	$(69,280)	$—	$(69,280)	$5,565,873
Cash collateral posted				$150,669

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2024 and September 30, 2023, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized appreciation (depreciation)
Foreign currency forward contract	$(8,485)	$7,661	$9,438	$(7,305)
Net change in unrealized appreciation (depreciation)	$(8,485)	$7,661	$9,438	$(7,305)
Realized gain (loss)
Foreign currency forward contract	$(14,196)	$2,704	$(14,578)	$5,010
Net realized gain (loss)	$(14,196)	$2,704	$(14,578)	$5,010

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2024 and September 30, 2023, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$152,881	$2,953	$128,572	$(21,013)
Hedged items	(150,919)	(2,662)	(127,602)	20,574
The table below presents the carrying value of unsecured borrowings as of September 30, 2024 and December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$7,476,691	$(8,730)	$6,356,700	$(136,332)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 236.7% and 221.9%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as of September 30, 2024, as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding, Bear Peak Funding and Phoenix Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”), serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.
Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which in the case of dollar advances until June 30, 2023, was three-month LIBOR and from June 30, 2023 until May 14, 2024, was three month term SOFR plus a 0.26% spread adjustment, and from and after May 15, 2024, is one month term SOFR), plus an applicable margin of 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. From May 15, 2024 until October 7, 2024, the applicable margin on all outstanding advances is 2.15% per annum. From October 8, 2024 until May 15, 2027, the applicable margin on all outstanding advances is 2.00% per annum. From and after May 15, 2027, the applicable margin on all outstanding advances will be 2.50% per annum. Until June 15, 2024, Bard Peak Funding paid a commitment fee of 0.90% per annum if the unused facility amount was greater than 50% or 0.35% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. From and after June 15, 2024, Bard Peak Funding pays a commitment fee ranging from 0.70% to 2.15% per annum based on the daily unused amount of the financing commitments to the extent in excess of 25%, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
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
On October 8, 2024, the Bard Peak Funding Facility was amended. For further detail on the amendment, see “Note 12. Subsequent Events.”
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of December 31, 2023, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% to 2.20% per annum depending on the nature of the advances being requested. Effective January 4, 2024, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.85% to 2.35% per annum depending on the nature of the advances being requested. Effective September 25, 2024, advances under the Castle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 2.50% per annum depending on the nature of the advances being requested. After January 4, 2026, the applicable margin on outstanding advances will be increased by 1.00% per annum. Prior to September 25, 2024, Castle Peak Funding paid a commitment fee of 1.85% per annum if the unused facility amount is greater than 30% or 0.50% per annum if the unused facility amount is less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments. Effective September 25, 2024, Castle Peak Funding pays a commitment fee of 1.90% per annum if the unused facility amount is greater than 35%, 0.90% per annum if the unused facility amount is less than or equal to 35% and greater than 15%, 0.25% per annum if the unused facility amount is less than or equal to 15% and greater than 5%, and 0.0% per annum if the unused facility amount is less than or equal to 5%, in each case based on the average daily unused amount of the financing commitments until January 4, 2026, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
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
Prior to April 4, 2023, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum. As of April 4, 2023, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to September 26, 2024, a spread adjustment of 0.15% per annum), plus the applicable margin of 1.95% per annum. After September 30, 2026, the applicable margin on outstanding advances will increase by 0.10% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, prior to September 26, 2024, Denali Peak Funding paid an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Effective December 26, 2024, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount, plus, from and after March 26, 2025, an additional unused commitment fee of 0.25% on the unused facility amount in excess of such minimum utilization percentage if advances outstanding are below the minimum utilization percentage. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender.
The period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on September 30, 2026, and the Denali Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by October 2, 2028.
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
As of September 30, 2024, advances under the Granite Peak Funding Facility bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.35% per annum. From October 3, 2024, advances under the Granite Peak Funding Facility bear interest at a per annum rate equal to three-month SOFR, plus an applicable margin of 2.05% per annum. From July 3, 2025, Granite Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for advances as described above. In addition, Granite Peak Funding pays an unused commitment fee of 0.50% per annum on the average daily unused commitments under the Granite Peak Funding Facility in excess of such minimum utilization amount. The unused commitment fee is payable only when more than 10% of the total commitments under the Granite Peak Funding Facility are unused. Granite Peak Funding also pays to GS an administrative agency fee, in addition to certain other fees, each as agreed between Granite Peak Funding and GS.
Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender.
As of September 30, 2024, the period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expired on June 17, 2024, and the Granite Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by June 17, 2026. As amended on October 3, 2024, the period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on October 5, 2026, and the Granite Peak Funding Facility will mature and all amounts under the facility must be repaid by April 5, 2028.
On October 3, 2024, the Granite Peak Funding Facility was amended. For further detail on the amendment, see “Note 12. Subsequent Events.”
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). MS serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.
Prior to June 26, 2023, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum. From June 26, 2023 until October 22, 2024, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to June 30, 2025, a spread adjustment of 0.15% per annum) plus an applicable margin of 2.07% per annum. From October 23, 2024, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR) plus an applicable margin of 1.97% per annum, which will increase to 2.07% per annum effective on December 28, 2026. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee from and after October 26, 2023 at a rate equal to the applicable margin for dollar advances as described above. Prior to May 7, 2024, Middle Peak Funding paid a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. From and after May 7, 2024, Middle Peak Funding pays a commitment fee ranging from 0.15% per annum to 0.25% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.

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
On October 23, 2024, the Middle Peak Funding Facility was amended. For further detail on the amendment, see “Note 12. Subsequent Events.”
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Prior to June 8, 2023, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. From June 8, 2023 until July 24, 2024, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.60% to 2.10% per annum depending on the nature of the advances being requested. From July 25, 2024 until June 7, 2027, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.95% per annum. The applicable margin for all advances will increase by 0.30% per annum effective June 8, 2027. Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.50% per annum. Bison Peak Funding also pays an unused fee of 0.20% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to an administrative agent servicing fee and certain other fees as agreed between Bison Peak Funding and Bank of America.
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
Advances under the Windom Peak Funding Facility will bear interest, payable on a monthly basis in arrears, at a per annum rate equal to the “benchmark” rate for the currency of the applicable advance (which is, daily simple SOFR with respect to dollar advances) plus the “applicable margin” (which, prior to August 29, 2024, is a blended spread equal to the sum of 1.65% per annum with respect to any advances backed by broadly-syndicated loans and 2.15% per annum with respect to any advances backed by recurring revenue loans, middle market loans, first-lien last out loans or second lien loans, and from and after August 29, 2024 is 1.95% per annum for all advances).
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
The period during which Windom Peak Funding may make borrowings under the Windom Peak Funding Facility expires on August 27, 2026, and the Windom Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by August 29, 2029.
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
The committed principal amount as of September 30, 2024 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
The period during which Bear Peak Funding may make borrowings under the Bear Peak Funding Facility expires on October 10, 2025, and the Bear Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by October 10, 2027.

Phoenix Peak Funding Facility
On September 25, 2024, BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”) entered into a secured credit facility (the “Phoenix Peak Funding Facility”) with HSBC Bank Plc (“HSBC Plc”). Trimont Europe Limited serves as agent and security agent under the Phoenix Peak Funding Facility and Trimont Europe Limited is also appointed as servicer pursuant to a separate servicing agreement.
Advances under the Phoenix Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 1.75% per annum. Effective October 25, 2024 through December 2, 2024, Phoenix Peak Funding will pay a commitment fee of 0.78% per annum of the unused Term Facility A amount. Phoenix Peak Funding also paid HSBC Plc an arranger fee, in addition to certain other fees, each as agreed between Phoenix Peak Funding and HSBC Plc.

The committed principal amount as of September 30, 2024 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.

The period during which Phoenix Peak Funding may make borrowings under the Phoenix Peak Funding Facility expires on December 2, 2024 and the Phoenix Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid five business days following the termination date under the Asset Level Facility, which expires on October 4, 2028 with an option to extend to October 4, 2029.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (which was most recently amended and restated on August 6, 2024, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of September 30, 2024, a portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $395.0 million, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of September 30, 2024, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 12, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of (x) $50.0 million, which expire on May 6, 2026 and (y) $90.0 million, which expire on June 9, 2027), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 12, 2029 (other than with respect to (x) the foreign currency commitments of certain lenders in the amount of $50.0 million, which mature on May 6, 2027 and (y) the foreign currency commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028), pursuant to an amortization schedule.
Borrowings under the Revolving Credit Facility with respect to foreign currency commitments of certain lenders in the amount of $140.0 million and term loans of certain lenders in the amount of $10.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1.0% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company pays an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments (other than with respect to the foreign currency commitments of certain lenders in the amount of $140.0 million, for which the Company pays an unused fee of 0.375%). The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
The September 2024 Notes matured on September 15, 2024, and were paid off consistent with the terms of the September 2024 Notes Indenture

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In connection with the September 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the September 2024 Notes in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting of the September 2024 Notes matured on September 15, 2024.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
September 2027 Notes
On September 26, 2024, the Company issued $400.0 million aggregate principal amount of 4.950% notes due in 2027 (the “September 2027 Notes”) pursuant to a supplemental indenture, dated as of September 26, 2024 (and together with the Base Indenture, the “September 2027 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The September 2027 Notes will mature on September 26, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2027 Notes Indenture. The September 2027 Notes bear interest at a rate of 4.950% per year payable semi-annually on March 26 and September 26 of each year, commencing on March 26, 2025. The September 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the September 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the September 2027 Notes in a qualifying hedge accounting relationship.
April 2030 Notes
On September 26, 2024, the Company issued $400.0 million aggregate principal amount of 5.250% notes due in 2030 (the “April 2030 Notes”) pursuant to a supplemental indenture, dated as of September 26, 2024 (and together with the Base Indenture, the “April 2030 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The April 2030 Notes will mature on April 1, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the April 2030 Notes Indenture. The April 2030 Notes bear interest at a rate of 5.250% per year payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2025. The April 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the April 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the April 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the April 2030 Notes in a qualifying hedge accounting relationship.

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

		September 30, 2024
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

		September 30, 2024
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

		September 30, 2024
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

		September 30, 2024
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
The MML 2022-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
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

		September 30, 2024
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

		September 30, 2024
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

		September 30, 2024
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

		September 30, 2024
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
As of September 30, 2024, the Company had no short-term borrowings under the Repurchase Agreements. As of December 31, 2023, the Company had $28.5 million of short-term borrowings under the Repurchase Agreements.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,226,089	$1,226,089	$—	$423,911	$303,697
Castle Peak Funding Facility (3)	1,600,000	1,179,916	1,179,916	—	420,084	419,187
Summit Peak Funding Facility (3)	1,375,000	1,365,655	1,365,655	—	9,345	9,345
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	300,300	300,300	—	299,700	299,700
Granite Peak Funding Facility	493,554	493,554	493,554	—	—	—
Middle Peak Funding Facility	1,000,000	750,000	750,000	—	250,000	250,000
Bison Peak Funding Facility	1,500,000	557,200	557,200	—	942,800	803,406
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	103,424
Windom Peak Funding Facility (3)	2,150,000	974,695	974,695	—	1,175,305	1,174,940
Monarch Peak Funding Facility	1,000,000	700,000	700,000	—	300,000	300,000
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	—	—	—	250,000	250,000
Bear Peak Funding Facility (3)	556,575	230,211	230,211	—	326,364	155,751
Phoenix Peak Funding Facility	212,158	—	—	—	212,158	212,158
Revolving Credit Facility (4)	5,500,000	2,642,839	2,642,839	—	2,857,161	2,850,509
June 2026 Notes	400,000	400,000	398,764	1,236	—	—
May 2027 Notes (5)	625,000	625,000	614,845	1,433	—	—
October 2027 Notes (5)	350,000	350,000	349,723	4,174	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,211,672	10,632	—	—
November 2026 Eurobonds	556,575	556,575	553,197	3,378	—	—
November 2024 Notes (5)	500,000	500,000	497,455	232	—	—
March 2027 Notes	1,000,000	1,000,000	993,348	6,652	—	—
January 2025 Notes (5)	500,000	500,000	495,675	490	—	—
January 2029 Notes	650,000	650,000	642,358	7,642	—	—
March 2025 Notes (5)	900,000	900,000	889,932	1,397	—	—
April 2026 UK Bonds (5)	334,238	334,238	323,503	1,350	—	—
September 2025 Notes (5)	800,000	800,000	797,465	4,257	—	—
November 2028 Notes (5)	500,000	500,000	506,234	9,836	—	—
January 2031 Notes (5)	500,000	500,000	500,005	13,202	—	—
July 2029 Notes (5)	500,000	500,000	509,185	10,936	—	—
September 2027 Notes (5)	400,000	400,000	392,027	6,509	—	—
April 2030 Notes (5)	400,000	400,000	388,970	9,368	—	—
2021-1 BSL Notes	663,000	663,000	662,148	852	—	—
2021-2 Notes	505,800	505,800	504,483	1,317	—	—
MML 2021-1 Debt	690,000	690,000	686,385	3,615	—	—
MML 2022-1 Debt	759,000	759,000	754,353	4,647	—	—
2022-1 BSL Debt	420,000	420,000	418,630	1,370	—	—
MML 2022-2 Debt	300,500	300,500	298,221	2,279	—	—
2023-1 Notes	305,000	305,000	303,165	1,835	—	—
2024-1 Notes	244,000	244,000	242,299	1,701	—	—
Total	$34,540,400	$26,657,462	$26,538,391	$110,340	$7,882,938	$7,423,317

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
Under the Bard Peak Funding Facility, as of September 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 74.6 million
Under the Castle Peak Funding Facility, as of September 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of September 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 159.6 million
•Euros (EUR) 26.9 million
•British Pounds (GBP) 99.7 million
Under the Windom Peak Funding Facility, as of September 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of September 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Euros (EUR) 158.8 million
•British Pounds (GBP) 40.0 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of September 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 197.0 million
•Euros (EUR) 563.0 million
•British Pounds (GBP) 1,056.3 million
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
As of September 30, 2024 and December 31, 2023, $338.0 million and $311.2 million, respectively, of interest expense and $12.0 million and $11.4 million, respectively, of unused commitment fees were included in Interest payable in the Company’s Condensed Consolidated Statements of Assets and Liabilities.
For the three and nine months ended September 30, 2024, the weighted average interest rate on all borrowings outstanding (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting) was 7.12% and 7.20%, respectively. For the three and nine months ended September 30, 2023, the weighted average interest rate on all borrowings outstanding (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting) was 7.12% and 6.71%, respectively.
For the three and nine months ended September 30, 2024, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 7.24% and 7.37%, respectively, including nil and $4.7 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities. For the three and nine months ended September 30, 2023, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 7.27% and 6.84%, respectively.
For the three and nine months ended September 30, 2024, the average principal debt outstanding was $24,471.8 million and $24,060.8 million, respectively. For the three and nine months ended September 30, 2023, and the average principal debt outstanding was $23,929.5 million and $25,427.9 million, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$422,608	$412,127
Facility unused fees	15,956	17,039
Amortization of deferred financing costs	7,934	8,015
Amortization of original issue discount and debt issuance costs	8,268	7,345
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(152,881)	(2,953)
Hedged items	150,919	2,662
Total interest expense	$452,804	$444,235
Cash paid for interest expense	$519,050	$466,808

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$1,242,170	$1,233,921
Facility unused fees	54,039	40,905
Amortization of deferred financing costs	29,581	23,205
Amortization of original issue discount and debt issuance costs	24,199	20,587
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(128,572)	21,013
Hedged items	127,602	(20,574)
Total interest expense	$1,349,019	$1,319,057
Cash paid for interest expense	$1,513,206	$1,429,853
Note 8. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $9,565.0 million and $5,370.8 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2024 and December 31, 2023, the Company estimates that $750.7 million and $399.5 million, respectively, of investments were committed but not yet funded.
As of September 30, 2024 and December 31, 2023, $502.5 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares during the three months ended September 30, 2024:

	For the three months ended September 30, 2024
	Shares	Amount
CLASS I
Subscriptions	71,124,097	$1,817,606
Share transfers between classes	1,210,658	30,939
Distributions reinvested	11,161,520	285,248
Share repurchases	(17,133,445)	(436,903)
Early repurchase deduction	—	476
Net increase (decrease)	66,362,830	$1,697,366
CLASS S
Subscriptions	28,690,983	$733,227
Share transfers between classes	(1,212,141)	(30,977)
Distributions reinvested	5,409,356	138,243
Share repurchases	(4,234,322)	(107,977)
Early repurchase deduction	—	234
Net increase (decrease)	28,653,876	$732,750
CLASS D
Subscriptions	1,438,639	$36,765
Share transfers between classes	1,483	38
Distributions reinvested	95,041	2,429
Share repurchases	(157,352)	(4,013)
Early repurchase deduction	—	11
Net increase (decrease)	1,377,811	$35,230
Total net increase (decrease)	96,394,517	$2,465,346

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the nine months ended September 30, 2024:

	For the nine months ended September 30, 2024
	Shares	Amount
CLASS I
Subscriptions	220,310,468	$5,618,350
Share transfers between classes	3,956,845	101,404
Distributions reinvested	30,888,335	787,774
Share repurchases	(48,033,808)	(1,225,970)
Early repurchase deduction	—	947
Net increase (decrease)	207,121,840	$5,282,505
CLASS S
Subscriptions	94,238,847	$2,402,991
Share transfers between classes	(3,993,771)	(102,323)
Distributions reinvested	14,915,967	380,424
Share repurchases	(12,645,990)	(322,819)
Early repurchase deduction	—	468
Net increase (decrease)	92,515,053	$2,358,741
CLASS D
Subscriptions	6,215,313	$158,603
Share transfers between classes	36,926	919
Distributions reinvested	236,447	6,032
Share repurchases	(664,268)	(16,963)
Early repurchase deduction	—	22
Net increase (decrease)	5,824,418	$148,613
Total net increase (decrease)	305,461,311	$7,789,859

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the three months ended September 30, 2023:

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the nine months ended September 30, 2023:

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
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the nine months ended September 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	25.43	25.43	25.43
March 31, 2024	25.51	25.51	25.51
April 30, 2024	25.54	25.54	25.54
May 31, 2024	25.55	25.55	25.55
June 30, 2024	25.57	25.57	25.57
July 31, 2024	25.57	25.57	25.57
August 31, 2024	25.53	25.53	25.53
September 30, 2024	25.50	25.50	25.50

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
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable during the nine months ended September 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
July 17, 2024	July 31, 2024	August 27, 2024	0.2200	198,554
August 20, 2024	August 31, 2024	September 27, 2024	0.2200	204,327
September 19, 2024	September 30, 2024	October 23, 2024	0.2200	210,943
			$1.9800	$1,700,840

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
July 17, 2024	July 31, 2024	August 27, 2024	0.2019	90,392
August 20, 2024	August 31, 2024	September 27, 2024	0.2019	92,814
September 19, 2024	September 30, 2024	October 23, 2024	0.2019	95,008
			$1.8174	$778,887

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
July 17, 2024	July 31, 2024	August 27, 2024	0.2147	4,363
August 20, 2024	August 31, 2024	September 27, 2024	0.2147	4,479
September 19, 2024	September 30, 2024	October 23, 2024	0.2147	4,602
			$1.9323	$36,237

The following tables present distributions that were declared and payable during the nine months ended September 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
July 19, 2023	July 31, 2023	August 28, 2023	0.2100	138,028
August 17, 2023	August 31, 2023	September 27, 2023	0.2200	148,342
September 20, 2023	September 30, 2023	October 27, 2023	0.2200	153,681
			$1.9100	$1,247,456

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.1926	$55,316
February 24, 2023	February 28, 2023	March 29, 2023	0.1924	56,106
March 23, 2023	March 31, 2023	April 28, 2023	0.1924	57,471
April 19, 2023	April 30, 2023	May 26, 2023	0.1925	58,078
May 17, 2023	May 31, 2023	June 27, 2023	0.1924	59,351
June 20, 2023	June 30, 2023	July 27, 2023	0.1925	61,185
July 19, 2023	July 31, 2023	August 28, 2023	0.1924	62,065
August 17, 2023	August 31, 2023	September 27, 2023	0.2023	67,089
September 20, 2023	September 30, 2023	October 27, 2023	0.2023	69,591
			$1.7518	$546,252

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
Through September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares:

	For the nine months ended September 30, 2024
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9800	$1,700,840	$1.8174	$778,887	$1.9323	$36,237
Net realized gains	—	—	—	—	—	—
Total	$1.9800	$1,700,840	$1.8174	$778,887	$1.9323	$36,237

	For the nine months ended September 30, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9100	$1,247,456	$1.7518	$546,252	$1.8633	$35,147
Net realized gains	—	—	—	—	—	—
Total	$1.9100	$1,247,456	$1.7518	$546,252	$1.8633	$35,147
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Share Repurchases
During the three months ended September 30, 2024 and 2023, approximately 21,525,119 and 19,508,786 Common Shares were repurchased, respectively. During the nine months ended September 30, 2024 and 2023, approximately 61,344,066 and 104,020,379 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan during the nine months ended September 30, 2024:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
February 29, 2024	21,862,087	1.9%	$25.51	March 31, 2024	$557,579	—
May 31, 2024	17,956,860	1.5%	$25.57	June 30, 2024	$458,564	—
August 30, 2024	21,482,182	1.6%	$25.50	September 30, 2024	$547,076	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Additionally, the Company repurchased 42,937 Common Shares at a price per share of $25.53 (which represented the net asset value per share as of August 31, 2024), for a total amount repurchased of $1.1 million during the three months ended September 30, 2024.

The following table presents the share repurchases pursuant to the Company’s share repurchase plan during the nine months ended September 30, 2023:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
February 28, 2023	36,061,530	3.9%	$24.77	March 31, 2023	$893,037	—
May 31, 2023	48,450,063	5.2%	$24.86	June 30, 2023	$1,204,418	—
August 31, 2023	19,508,786	2.0%	$25.23	September 30, 2023	$492,161	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2024:

	For the nine months ended September 30, 2024
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.39	$25.39	$25.39
Net investment income	2.14	1.98	2.09
Net change in unrealized and realized gain (loss)	(0.05)	(0.05)	(0.05)
Net increase (decrease) in net assets resulting from operations	2.09	1.93	2.04
Distributions from net investment income (2)	(1.98)	(1.82)	(1.93)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.98)	(1.82)	(1.93)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.11	0.11	0.11
Net asset value, end of period	$25.50	$25.50	$25.50
Shares outstanding, end of period	941,701,780	466,379,311	21,277,090
Total return based on NAV (4)	8.5%	7.8%	8.3%
Ratios:
Ratio of net expenses to average net assets (5)	8.4%	9.3%	8.6%
Ratio of net investment income to average net assets (5)	11.2%	10.3%	10.9%
Portfolio turnover rate	10.4%	10.4%	10.4%
Supplemental Data:
Net assets, end of period	$24,012,040	$11,892,013	$542,540
Asset coverage ratio	236.7%	236.7%	236.7%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the nine months ended September 30, 2024, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the nine months ended September 30, 2024, the ratio of total operating expenses to average net assets was 8.4%, 9.3%, and 8.6% on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the nine months ended September 30, 2023:

	For the nine months ended September 30, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	2.31	2.15	2.26
Net change in unrealized and realized gain (loss) (5)	0.24	0.24	0.24
Net increase (decrease) in net assets resulting from operations	2.55	2.39	2.50
Distributions from net investment income (2)	(1.91)	(1.75)	(1.86)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.91)	(1.75)	(1.86)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.64	0.64	0.64
Net asset value, end of period	$25.23	$25.23	$25.23
Shares outstanding, end of period	682,310,681	340,729,696	13,539,500
Total return based on NAV (4)	10.7%	10.0%	10.5%
Ratios:
Ratio of net expenses to average net assets (5)	10.5%	11.3%	10.8%
Ratio of net investment income to average net assets (5)	12.4%	11.5%	12.1%
Portfolio turnover rate	7.7%	7.7%	7.7%
Supplemental Data:
Net assets, end of period	$17,212,365	$8,595,719	$341,579
Asset coverage ratio	211.9%	211.9%	211.9%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the nine months ended September 30, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the nine months ended September 30, 2023, the ratio of total operating expenses to average net assets was 10.5%, 11.3% and 10.8%, on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Bard Peak Funding Facility
September 30, 2024	$1,226,089	$2,367	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A
Castle Peak Funding Facility
September 30, 2024	1,179,916	2,367	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Maroon Peak Funding Facility
September 30, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
September 30, 2024	1,365,655	2,367	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
September 30, 2024	562,800	2,367	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
September 30, 2024	300,300	2,367	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
September 30, 2024	493,554	2,367	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
September 30, 2024	750,000	2,367	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
September 30, 2024	557,200	2,367	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
September 30, 2024	1,375,090	2,367	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Windom Peak Funding Facility
September 30, 2024	$974,695	$2,367	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
September 30, 2024	700,000	2,367	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
September 30, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL WH
September 30, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
September 30, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Meridian Peak Funding Facility
September 30, 2024	246,000	2,367	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Haydon Peak Funding Facility
September 30, 2024	—	—	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
September 30, 2024	230,211	2,367	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Phoenix Peak Funding Facility
September 30, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
September 30, 2024	2,642,839	2,367	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
September 30, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
June 2026 Notes
September 30, 2024	400,000	2,367	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
September 30, 2024	625,000	2,367	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
October 2027 Notes
September 30, 2024	350,000	2,367	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2024 Notes
September 30, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
September 30, 2024	1,250,000	2,367	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
November 2026 Eurobonds
September 30, 2024	$556,575	$2,367	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
September 30, 2024	500,000	2,367	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
September 30, 2024	1,000,000	2,367	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
September 30, 2024	500,000	2,367	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
January 2029 Notes
September 30, 2024	650,000	2,367	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
September 30, 2024	900,000	2,367	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
September 30, 2024	334,238	2,367	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2025 Notes
September 30, 2024	800,000	2,367	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
November 2028 Notes
September 30, 2024	$500,000	$2,367	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2031 Notes
September 30, 2024	500,000	2,367	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2029 Notes
September 30, 2024	500,000	2,367	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
September 30, 2024	400,000	2,367	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
September 30, 2024	400,000	2,367	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2021-1 BSL Notes
September 30, 2024	663,000	2,367	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
September 30, 2024	505,800	2,367	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
September 30, 2024	690,000	2,367	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
MML 2022-1 Debt
September 30, 2024	$759,000	$2,367	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
September 30, 2024	420,000	2,367	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
September 30, 2024	300,500	2,367	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
September 30, 2024	305,000	2,367	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-1 Notes
September 30, 2024	244,000	2,367	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Short-Term Borrowings
September 30, 2024	—	—	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
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
As of September 30, 2024 and December 31, 2023, the aggregate principal amount of indebtedness outstanding was $26.7 billion and $23.4 billion, respectively.

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
The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV. As of September 30, 2024 and December 31, 2023, the Company had made capital contributions (net of returns of capital) of $1,815.0 million and $2,002.5 million, respectively, and the Emerald JV Partner had made capital contributions (net of returns of capital) of $605.0 million and $667.5 million, respectively.
As of September 30, 2024 and December 31, 2023, $435.0 million and $247.5 million, respectively, of capital remained uncalled from the Company and $145.0 million and $82.5 million, respectively, of capital remained uncalled from the Emerald JV Partner. As of September 30, 2024 and December 31, 2023, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s General Partner, which is jointly controlled by the Company and the Emerald JV Partner. For the three and nine months ended September 30, 2024, the Company purchased loans from Emerald JV with a par value of $93.9 million and $402.3 million, respectively, for a total cash purchase price based on then-current fair value (at the time of purchase) of $93.9 million and $406.9 million, respectively.
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
The Company's investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Emerald JV as of September 30, 2024:

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.57%	1/19/2022	5/25/2028	$9,743	$9,488	$7,573	0.32%
Peraton Corp.	(10)	SOFR +	3.75%	8.70%	8/4/2022	2/1/2028	20,291	20,246	19,570	0.82
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	7.60%	1/19/2022	12/6/2030	2,926	2,936	2,927	0.12
								32,670	30,070	1.26
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.26%	1/19/2022	6/11/2027	24,054	23,934	23,512	0.98
Clue Opco, LLC	(10)	SOFR +	4.50%	9.75%	12/19/2023	12/19/2030	3,226	3,161	3,209	0.13
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.50%	1/19/2022	12/9/2026	31,256	31,256	31,100	1.30
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.50%	1/19/2022	12/31/2028	26,437	26,113	24,388	1.02
SEKO Global Logistics Network, LLC	(4)(11)(17)	SOFR +	8.00%	12.95%	9/26/2022	12/30/2026	35,137	34,746	24,596	1.03
SEKO Global Logistics Network, LLC	(4)(7)(11)	SOFR +	8.00%	12.95%	7/1/2024	12/30/2026	527	527	527	0.02
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.87%	4/22/2024	7/26/2028	4,780	4,748	4,808	0.20
								124,485	112,140	4.68
Airlines
American Airlines, Inc.	(10)	SOFR +	4.75%	10.29%	1/19/2022	4/20/2028	2,861	2,923	2,946	0.12
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	7.71%	6/7/2022	9/23/2028	5,850	5,735	5,848	0.24
								8,658	8,794	0.36
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.12%	1/19/2022	3/31/2028	14,733	14,703	14,724	0.62
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.45%	1/19/2022	4/12/2028	1,458	1,442	1,431	0.06
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.95%	1/19/2022	2/26/2027	19,300	19,254	19,010	0.79
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.21%	1/19/2022	3/12/2028	4,860	4,824	4,866	0.20
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.97%	6/6/2024	5/31/2031	3,900	3,862	3,830	0.16
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.55%	1/19/2022	5/1/2026	27,344	27,344	27,070	1.13
Tamko Building Products, LLC	(8)	SOFR +	3.25%	8.17%	9/20/2023	9/20/2030	2,932	2,932	2,943	0.12
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.20%	1/19/2022	11/3/2028	14,811	14,785	14,750	0.62
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.25% (incl. 10.03% PIK)	1/19/2022	12/29/2026	10,131	10,131	9,270	0.39
								84,574	83,170	3.47

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Capital Markets
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	8.96%	1/19/2022	7/27/2028		$1,072	$1,062	$1,075	0.04%
Apex Group Treasury, LLC	(9)	SOFR +	4.00%	9.08%	8/2/2024	7/27/2028		60,917	60,917	61,146	2.55
Citco Funding, LLC	(9)	SOFR +	2.75%	7.31%	6/13/2024	4/27/2028		7,229	7,221	7,276	0.30
GTCR Everest Borrower, LLC	(8)	SOFR +	3.00%	7.60%	9/5/2024	9/5/2031		8,259	8,238	8,172	0.34
Osaic Holdings Inc	(8)	SOFR +	4.00%	8.85%	5/6/2024	8/17/2028		8,981	8,981	8,895	0.37
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	11.37%	12/29/2023	4/30/2027		944	933	874	0.04
Saphilux S.à r.l.	(8)	S +	4.75%	9.70%	7/27/2023	7/18/2028	GBP	20,000	25,458	26,850	1.12
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.20%	9/26/2022	12/22/2027		90,087	89,315	89,637	3.74
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	8.71%	1/19/2022	12/1/2028		1,945	1,953	1,951	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.25%	8.10%	6/5/2024	4/7/2028		18,535	18,528	18,521	0.77
									222,606	224,397	9.35
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.50%	8.70%	5/14/2024	11/1/2030		3,210	3,226	3,219	0.13
Latham Pool Products, Inc.	(4)(7)(9)	SOFR +	3.75%	8.70%	2/23/2022	2/23/2029		23,701	23,227	22,301	0.93
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.25%	13.27% PIK	4/14/2023	4/14/2029		5,652	4,670	2,481	0.10
Pigments Services, Inc.	(4)(11)	SOFR +	8.25%	13.27% PIK	4/14/2023	4/14/2029		3,369	3,369	3,369	0.14
									34,492	31,370	1.30

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.25%	8/18/2023	8/18/2028	$19,413	$19,018	$19,521	0.82%
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.70%	1/19/2022	5/12/2028	23,001	22,831	22,803	0.95
Anticimex, Inc.	(9)	SOFR +	3.15%	8.48%	5/25/2022	11/16/2028	4,878	4,740	4,880	0.20
Anticimex, Inc.	(9)	SOFR +	3.40%	8.73%	4/23/2024	11/16/2028	24,502	24,502	24,527	1.02
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.71%	1/19/2022	3/31/2028	3,486	3,486	3,482	0.15
EAB Global, Inc.	(9)	SOFR +	3.25%	8.10%	1/19/2022	8/16/2028	9,856	9,767	9,832	0.41
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	9.26%	6/7/2022	8/31/2028	3,900	3,810	3,778	0.16
Garda World Security Corp.	(8)	SOFR +	3.50%	8.60%	8/6/2024	2/1/2029	5,880	5,880	5,887	0.25
International SOS The Americas LP	(4)(9)	SOFR +	2.75%	7.35%	6/28/2024	9/7/2028	1,945	1,945	1,948	0.08
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.79%	1/19/2022	12/15/2027	9,553	9,449	9,553	0.40
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.17%	1/19/2022	12/15/2027	2,954	2,933	2,954	0.12
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.10%	1/19/2022	12/17/2030	36,176	35,987	36,176	1.51
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.85%	9/26/2022	10/19/2028	133,944	129,318	120,550	5.04
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	6.00%	10.70% (incl. 5.00% PIK)	9/26/2022	6/23/2027	29,086	28,649	22,905	0.96
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.75%	8.71%	1/19/2022	12/8/2028	4,633	4,616	4,637	0.19
								306,931	293,433	12.26
Construction & Engineering
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.75%	7.60%	1/25/2024	1/27/2031	9,818	9,796	9,827	0.41
Pike Electric Corp.	(8)	SOFR +	3.00%	7.96%	6/7/2022	1/21/2028	6,000	5,880	6,034	0.25
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.45%	1/19/2022	12/16/2027	4,384	4,362	4,407	0.18
								20,038	20,268	0.84

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.50%	9/26/2022	9/30/2028		$74,209	$73,711	$74,209	3.10%
Berlin Packaging, LLC	(8)	SOFR +	3.75%	8.95%	6/7/2024	6/7/2031		8,785	8,764	8,788	0.37
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	8.02%	4/13/2022	4/13/2029		6,338	6,192	6,312	0.26
Graham Packaging Co, Inc.	(4)(10)	SOFR +	3.00%	8.46%	1/19/2022	8/4/2027		5,000	5,013	4,998	0.21
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	7.35%	7/31/2024	8/4/2027		3,891	3,891	3,892	0.16
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	9.30%	4/9/2024	9/15/2028		2,925	2,925	2,933	0.12
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.60%	7/15/2024	8/12/2028		2,925	2,925	2,926	0.12
SupplyOne, Inc.	(8)	SOFR +	4.25%	9.10%	4/19/2024	4/19/2031		3,210	3,218	3,223	0.13
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.21%	1/19/2022	3/3/2028		14,638	14,426	14,377	0.60
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	8.60%	4/1/2024	9/15/2028		16,810	16,830	16,856	0.70
									137,895	138,514	5.77
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.69%	9/26/2022	12/10/2028		49,876	49,179	45,263	1.89
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.70%	1/19/2022	11/2/2026		31,572	31,297	30,546	1.28
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.73%	9/26/2022	6/23/2028		81,336	80,009	74,219	3.10
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.85%	1/19/2022	5/13/2026		30,988	30,920	30,523	1.28
									191,405	180,551	7.55
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.45%	1/19/2022	12/11/2028		7,999	7,811	7,972	0.33
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.70%	1/19/2022	4/28/2028		70,092	69,518	69,742	2.91
BPPH2 Limited	(4)(8)	S +	6.50%	11.57%	2/21/2023	3/16/2028	GBP	26,000	30,928	34,761	1.45
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.88%	1/19/2022	7/20/2028		34,350	34,350	34,350	1.43
Cengage Learning, Inc.	(11)	SOFR +	4.25%	9.54%	3/22/2024	3/22/2031		3,210	3,218	3,221	0.13
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.35%	4/12/2022	7/6/2029		4,913	4,900	4,931	0.21
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	6.00%	10.95%	1/19/2022	4/30/2027		36,614	36,052	36,220	1.51
Imagine Learning, LLC	(9)	SOFR +	3.50%	8.35%	2/1/2024	12/21/2029		1,951	1,942	1,952	0.08
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	10.45%	3/10/2022	3/12/2029		3,900	3,875	3,912	0.16
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.71%	1/19/2022	12/15/2028		17,762	17,631	17,771	0.74
University Support Services, LLC	(9)	SOFR +	2.75%	7.60%	2/10/2022	2/10/2029		13,602	13,467	13,578	0.57
									223,692	228,410	9.52

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	8.60%	3/22/2022	3/22/2029	$5,850	$5,786	$5,869	0.25%
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	1/19/2022	6/21/2028	16,524	16,426	16,531	0.69
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.70%	1/19/2022	12/23/2026	3,169	3,148	2,924	0.12
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.33%	1/19/2022	12/23/2026	813	809	750	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.76%	1/19/2022	12/23/2026	10,558	10,487	9,740	0.41
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.26%	1/19/2022	3/2/2028	2,918	2,926	2,839	0.12
Modena Buyer, LLC	(8)	SOFR +	4.50%	9.10%	7/1/2024	7/1/2031	3,100	3,038	2,975	0.12
								20,408	19,228	0.80
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.76%	1/19/2022	11/10/2028	4,875	4,872	4,889	0.20
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	8.10%	6/17/2024	6/17/2031	4,988	4,969	4,921	0.21
Solera, LLC	(9)(18)	SOFR +	4.00%	9.51%	5/16/2022	6/2/2028	16,773	16,580	16,515	0.69
								21,549	21,436	0.90
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	4.25%	9.56%	4/8/2024	2/28/2029	6,985	6,978	6,996	0.29
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.82%	1/19/2022	11/1/2028	138,493	135,846	135,317	5.65
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	9.70%	2/15/2022	9/8/2026	10,553	10,473	10,526	0.44
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.25%	8/18/2022	7/20/2029	3,655	3,489	3,582	0.15
								156,786	156,421	6.53

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.45%	7/7/2023	8/2/2028		$128,216	$127,319	$125,651	5.25%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.60%	1/19/2022	5/7/2027		1,701	1,689	1,701	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.66%	1/19/2022	5/7/2027		28,757	28,534	28,757	1.20
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	10.68%	1/19/2022	5/7/2026		67	63	67	0.00
ADMI Corp.	(9)	SOFR +	3.75%	8.71%	1/19/2022	12/23/2027		712	712	699	0.03
Amerivet Partners Management, Inc.	(4)(11)	SOFR +	5.25%	9.75%	9/26/2022	2/25/2028		82,637	81,189	82,637	3.45
Canadian Hospital Specialties Ltd.	(4)(11)	CA +	4.50%	9.11%	12/20/2022	4/14/2028	CAD	29,394	21,414	21,408	0.89
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	11.21% PIK	1/19/2022	12/21/2028		23,283	23,044	20,198	0.84
CHG Healthcare Services, Inc.	(9)	SOFR +	3.50%	8.46%	5/24/2022	9/29/2028		586	570	587	0.02
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.01%	1/19/2022	4/3/2028		29,719	29,532	29,496	1.23
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.35%	1/19/2022	10/4/2026		28,587	28,587	28,587	1.19
Examworks Bidco, Inc.	(9)	SOFR +	3.00%	7.96%	1/19/2022	11/1/2028		11,799	11,681	11,829	0.49
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.75%	9.68%	12/20/2022	6/8/2028		35,000	33,458	33,600	1.40
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.71%	1/19/2022	10/15/2026		30,733	30,598	29,042	1.21
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.85%	1/19/2022	7/16/2027		20,233	20,175	17,805	0.74
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	9.71%	1/19/2022	2/28/2028		1,945	1,953	1,945	0.08
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.20%	9/26/2022	3/9/2026		43,235	43,235	43,235	1.81
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	10.56%	1/19/2022	12/23/2028		142,268	140,324	138,593	5.79
Team Services Group, LLC	(11)	SOFR +	5.00%	10.51%	4/22/2024	12/20/2027		2,293	2,298	2,271	0.09
U.S. Anesthesia Partners, Inc.	(9)	SOFR +	4.25%	9.57%	1/19/2022	10/1/2028		862	865	846	0.04
WHCG Purchaser III Inc	(4)(10)	SOFR +	6.50%	11.10% (incl. 5.55% PIK)	8/2/2024	6/30/2029		2,758	2,758	2,758	0.12
WHCG Purchaser III Inc	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		2,211	892	892	0.04
									630,890	622,604	25.98

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
GHX Ultimate Parent Corp.	(9)	SOFR +	4.00%	9.13%	2/21/2024	6/30/2027	$4,463	$4,458	$4,488	0.19%
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	10.75%	9/26/2022	10/29/2028	44,009	43,563	44,009	1.84
Waystar Technologies, Inc.	(8)	SOFR +	2.75%	7.60%	6/27/2024	10/22/2029	3,647	3,647	3,654	0.15
								51,668	52,151	2.18
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.10%	4/1/2024	8/17/2028	6,842	6,842	6,866	0.29
Bally's Corp	(9)	SOFR +	3.25%	8.79%	1/19/2022	10/2/2028	3,301	3,241	3,151	0.13
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	8.85%	5/19/2022	1/27/2029	11,799	11,605	11,780	0.49
GVC Finance, LLC	(9)	SOFR +	2.75%	8.01%	5/8/2024	10/31/2029	901	900	902	0.04
Scientific Games Holdings LP	(9)	SOFR +	3.00%	8.32%	6/11/2024	4/4/2029	14,970	14,955	14,899	0.62
Whatabrands, LLC	(9)	SOFR +	2.75%	7.60%	5/14/2024	8/3/2028	8,621	8,621	8,618	0.36
								46,164	46,216	1.93
Household Durables
ACProducts Holdings Inc	(9)	SOFR +	4.25%	9.12%	5/20/2024	5/17/2028	2,305	1,970	1,938	0.08
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.70%	6/21/2024	7/31/2028	18,818	18,637	18,817	0.79
								20,607	20,755	0.87
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	8.62%	6/7/2022	5/19/2028	3,900	3,806	3,917	0.16
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	10.10%	9/26/2022	10/2/2028	43,899	43,309	43,899	1.83
Alliant Holdings Intermediate LLC	(8)	SOFR +	3.00%	7.96%	9/12/2024	9/19/2031	2,403	2,403	2,392	0.10
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.35%	2/16/2024	2/14/2031	12,286	12,284	12,288	0.51
Baldwin Risk Partners, LLC	(8)	SOFR +	3.25%	8.10%	5/24/2024	5/26/2031	5,761	5,747	5,775	0.24
BroadStreet Partners, Inc.	(8)	SOFR +	3.25%	8.10%	6/14/2024	6/14/2031	17,785	17,760	17,734	0.74
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.85%	9/26/2022	10/29/2030	75,445	74,875	75,445	3.15
Patriot Growth Insurance Services, LLC.	(4)(10)	SOFR +	5.00%	9.75%	9/26/2022	10/16/2028	62,525	61,156	62,525	2.61
USI, Inc.	(8)	SOFR +	2.75%	7.35%	6/21/2024	11/22/2029	6,754	6,754	6,742	0.28
								224,288	226,800	9.46
Interactive Media & Services
Arches Buyer Inc	(9)	SOFR +	3.25%	8.20%	1/19/2022	12/6/2027	2,909	2,912	2,797	0.12
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.79%	7/16/2024	7/16/2031	6,836	6,819	6,841	0.29
								9,731	9,638	0.41

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	10.35%	1/19/2022	12/29/2027	$41,698	$41,524	$41,698	1.74%
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.84%	1/19/2022	12/15/2027	20,785	20,585	20,214	0.84
								62,109	61,912	2.58
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	8.10%	8/2/2024	2/1/2031	3,218	3,214	3,227	0.13
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.85%	5/24/2022	10/16/2026	9,982	9,808	9,711	0.41
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	8.81%	1/19/2022	2/10/2028	4,379	4,318	3,883	0.16
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.11%	1/19/2022	10/25/2027	25,285	25,016	25,285	1.06
Virtusa Corp.	(10)	SOFR +	3.25%	8.10%	6/21/2024	2/15/2029	5,855	5,855	5,860	0.24
								48,211	47,966	2.00
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.50%	8.10%	2/5/2024	11/12/2029	15,776	15,762	15,202	0.64
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.45%	1/19/2022	12/4/2026	5,915	5,875	5,889	0.25
Machinery
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	8.35%	9/3/2024	8/31/2028	5,919	5,919	5,945	0.25
SPX Flow, Inc.	(9)	SOFR +	3.50%	8.35%	6/6/2024	4/5/2029	1,395	1,395	1,398	0.06
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.72%	1/19/2022	11/19/2028	9,777	9,387	9,453	0.39
								16,701	16,796	0.70
Media
Directv Financing, LLC	(10)	SOFR +	5.25%	10.21%	1/24/2024	8/2/2029	2,198	2,200	2,168	0.09
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.21%	1/19/2022	9/25/2026	2,358	2,357	2,029	0.08
Sunrise Financing Partnership	(8)	SOFR +	2.93%	8.14%	6/7/2022	1/31/2029	5,500	5,433	5,480	0.23
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.46%	6/7/2022	1/31/2029	3,500	3,472	3,353	0.14
								13,462	13,030	0.54
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.50%	8.76%	1/19/2022	3/16/2027	3,866	3,843	3,870	0.16
Oil, Gas & Consumable Fuels
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.04%	1/19/2022	12/21/2028	18,318	18,290	18,179	0.76
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.70%	9/26/2022	11/12/2027	74,730	73,785	73,048	3.05

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.00%	8.85%	4/22/2024	12/29/2028	$2,984	$2,977	$2,921	0.12%
Armor Holdco, Inc.	(4)(9)	SOFR +	4.50%	10.01%	6/7/2022	12/11/2028	7,485	7,431	7,541	0.32
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	7.60%	1/31/2024	1/31/2031	3,107	3,099	3,106	0.13
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.60%	1/19/2022	12/29/2028	4,862	4,861	4,878	0.20
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	9.35%	9/26/2022	11/2/2027	110,376	110,376	110,376	4.61
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.35%	1/19/2022	4/9/2027	14,712	14,605	14,434	0.60
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.37%	1/19/2022	11/6/2028	3,413	3,407	3,425	0.14
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	7.71%	6/7/2022	1/31/2027	6,000	5,939	5,984	0.25
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.85%	6/28/2024	9/27/2030	12,935	12,912	12,870	0.54
IG Investments Holdings, LLC	(4)(10)	SOFR +	6.00%	11.35%	9/26/2022	9/22/2028	133,944	133,495	133,944	5.60
Kwor Acquisition, Inc.	(4)(11)	P +	4.25%	12.25%	9/26/2022	12/22/2028	90,815	88,643	75,603	3.16
Mercury Borrower, Inc.	(9)	SOFR +	3.50%	8.46%	5/25/2022	8/2/2028	12,557	12,390	12,573	0.53
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	8.25%	2/24/2023	7/31/2031	4,394	4,359	4,391	0.18
The Dun & Bradstreet Corporation	(8)	SOFR +	2.75%	7.61%	1/29/2024	1/18/2029	7,889	7,889	7,891	0.33
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	10.66%	9/26/2022	6/29/2028	118,000	117,229	118,000	4.93
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.50%	10.73%	1/19/2022	11/8/2028	28,823	28,475	28,319	1.18
								558,087	546,256	22.82
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.25%	1/19/2022	8/8/2030	18,138	18,262	18,138	0.76

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	9.01%	7/30/2024	7/30/2031	$9,626	$9,586	$9,618	0.40%
Cloud Software Group, Inc.	(9)	SOFR +	4.50%	9.10%	3/22/2024	3/21/2031	2,304	2,296	2,313	0.10
Cloudera, Inc.	(9)	SOFR +	3.75%	8.70%	1/19/2022	10/8/2028	14,337	14,158	13,997	0.58
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	10.58%	9/26/2022	2/23/2029	32,504	31,863	26,652	1.11
ConnectWise, LLC	(9)	SOFR +	3.50%	8.37%	1/19/2022	9/29/2028	4,376	4,381	4,378	0.18
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	8.35%	9/20/2024	5/9/2030	6,824	6,824	6,852	0.29
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.45%	2/29/2024	10/9/2029	9,735	9,725	9,771	0.41
Epicor Software Corp.	(7)(10)	SOFR +	3.25%	8.10%	5/30/2024	5/30/2031	9,785	9,783	9,806	0.41
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.75%	6/11/2024	3/2/2028	10,406	10,384	10,216	0.43
Flexera Software, LLC	(10)	SOFR +	3.50%	8.46%	5/20/2024	3/3/2028	5,467	5,467	5,476	0.23
Gen Digital Inc	(9)	SOFR +	1.75%	6.60%	6/5/2024	9/12/2029	2,597	2,597	2,591	0.11
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.50%	8.35%	9/26/2024	12/1/2027	4,375	4,375	4,389	0.18
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.95%	1/19/2022	11/19/2026	3,848	3,833	3,680	0.15
ION Trading Finance Ltd.	(8)	SOFR +	4.00%	9.02%	6/3/2024	4/1/2028	10,694	10,694	10,712	0.45
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	12.20%	1/19/2022	8/9/2027	13,700	13,654	13,597	0.57
Magenta Security Holdings LLC	(11)	SOFR +	6.25%	11.37%	8/14/2024	7/27/2028	292	281	298	0.01
Magenta Security Holdings LLC	(10)(18)	SOFR +	6.75%	12.13%	8/14/2024	7/27/2028	829	789	788	0.03
Magenta Security Holdings LLC	(10)(18)	SOFR +	7.25%	13.13% (incl. 6.25% PIK)	8/14/2024	7/27/2028	630	478	441	0.02
Magenta Security Holdings LLC	(10)(17)(18)	SOFR +	7.00%	12.38% (incl. 5.50% PIK)	8/14/2024	7/27/2028	199	70	60	0.00
McAfee Corp.	(9)	SOFR +	3.25%	8.45%	5/31/2024	3/1/2029	15,855	15,868	15,819	0.66
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	1/19/2022	10/29/2028	50,048	49,526	47,545	1.99
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.85%	4/20/2022	5/2/2029	4,900	4,884	4,381	0.18
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	10.16%	8/9/2022	5/18/2028	27,088	26,228	27,020	1.13
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.76%	4/5/2023	5/18/2028	14,813	14,286	14,813	0.62

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	10.20%	1/19/2022	12/1/2027	$107,946	$106,500	$107,946	4.51%
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.20%	1/19/2022	12/1/2027	1,035	1,004	991	0.04
MRI Software, LLC	(4)(11)	SOFR +	4.75%	9.35%	9/26/2022	2/10/2027	9,994	9,830	9,845	0.41
Nintex Topco Limited	(4)(8)	SOFR +	4.50%	9.26% (incl. 1.50% PIK)	1/19/2022	11/13/2028	32,660	32,247	31,027	1.30
Perforce Software, Inc.	(8)	SOFR +	3.75%	8.70%	1/19/2022	7/1/2026	1,318	1,316	1,315	0.05
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.85%	5/28/2024	8/31/2028	8,739	8,739	8,745	0.37
Quartz Acquireco, LLC	(8)	SOFR +	2.75%	7.35%	6/3/2024	6/28/2030	6,699	6,699	6,711	0.28
RealPage, Inc.	(9)	SOFR +	3.00%	7.96%	1/19/2022	4/24/2028	7,792	7,649	7,573	0.32
Rocket Software, Inc.	(9)	SOFR +	4.75%	9.60%	10/5/2023	11/28/2028	3,184	3,173	3,191	0.13
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.16%	1/19/2022	8/14/2026	4,685	4,664	4,697	0.20
Skopima Consilio Parent, LLC	(9)	SOFR +	4.00%	8.96%	1/19/2022	5/12/2028	7,026	6,931	7,024	0.29
Skopima Consilio Parent, LLC	(9)	SOFR +	4.50%	9.46%	8/29/2023	5/12/2028	9,925	9,329	9,948	0.42
Solarwinds Holdings, Inc.	(8)	SOFR +	2.75%	7.60%	7/24/2024	2/5/2030	2,908	2,906	2,914	0.12
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.46%	1/19/2022	8/11/2028	11,550	11,492	11,559	0.48
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.94%	1/19/2022	10/5/2028	58,500	57,784	57,476	2.40
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.53%	1/19/2022	3/5/2027	14,814	14,798	14,866	0.62
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.71%	1/19/2022	5/5/2028	58,934	58,568	55,986	2.34
Triple Lift, Inc.	(4)(7)(11)	SOFR +	5.75%	11.20%	1/19/2022	5/5/2028	821	797	714	0.03
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.51%	1/19/2022	4/24/2028	5,912	5,875	5,772	0.24
								602,331	593,513	24.79
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.04%	11.39%	1/19/2022	5/3/2026	36,866	36,696	36,866	1.54
EG America, LLC	(8)	SOFR +	5.50%	10.44%	7/12/2023	2/7/2028	1,978	1,933	1,980	0.08
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.60%	3/15/2024	3/15/2030	2,265	2,272	2,266	0.09
								40,901	41,112	1.71

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.71%	1/19/2022	3/31/2028	$13,727	$13,588	$13,746	0.57%
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.76%	1/19/2022	1/31/2028	6,816	6,662	6,652	0.28
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	8.62%	1/19/2022	12/22/2028	5,845	5,811	5,870	0.25
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.84%	1/19/2022	12/28/2027	3,343	3,309	3,295	0.14
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.70%	1/19/2022	4/1/2027	8,621	8,540	8,147	0.34
White Cap Buyer, LLC	(8)	SOFR +	3.25%	8.10%	6/13/2024	10/19/2029	10,102	10,102	10,041	0.42
								48,012	47,751	2.00
Transportation Infrastructure
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	1/19/2022	10/19/2027	11,734	11,672	11,382	0.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	1/19/2022	10/19/2027	6,754	6,701	6,552	0.27
								18,373	17,934	0.75
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.60%	1/19/2022	12/17/2027	6,625	6,525	6,624	0.28
Total First Lien Debt								4,165,659	4,099,516	171.13

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	10.70%	7/29/2022	12/10/2029		$5,301	$4,872	$5,145	0.21%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,302	7,897	0.33
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.10%	1/19/2022	10/15/2027	24,712		24,597	22,488	0.94
									32,899	30,385	1.27
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.01%	9/26/2022	8/31/2029	37,847		37,243	33,684	1.41
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.96%	1/19/2022	11/19/2029	66,704		65,770	63,035	2.63
Software
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.76%	9/26/2022	4/23/2029	24,942		22,465	23,492	0.98
Total Second Lien Debt									163,249	155,741	6.50
Bond
Software
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	8.35%	12/17/2022	12/30/2029	EUR	69,750	72,416	77,642	3.24
Total Bond									72,416	77,642	3.24

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			1/19/2022		194	$208	$170	0.01%
Mode Holdings, L.P. - Class A-2 Common Units	(4)			1/19/2022		1,230,769	2,215	1,502	0.06
							2,423	1,672	0.07
Capital Markets
Resolute Investment Managers, Inc. - Common Equity	(4)			12/29/2023		11,751	294	25	0.00
Chemicals
Pigments Holdings LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			1/19/2022		780,000	780	172	0.01
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		94,753	92	113	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	2,255	0.09
							2,111	2,540	0.10
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%	1/19/2022		974,662	1,133	1,359	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	26	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	14	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	40	0.00
Software
Descartes Holdings, Inc - Class A Common Stock	(4)			10/9/2023		168,057	728	74	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%	1/19/2022		5,773	5,700	7,361	0.31
							6,428	7,435	0.31

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	$3,542	$4,372	0.18%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)			1/19/2022		3,936	376	875	0.04
Total Equity							16,630	18,318	0.76
Total Investment Portfolio							4,417,954	4,351,217	181.63
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund			4.87%				12,626	12,626	0.53
Other Cash and Cash Equivalents							238,897	238,897	9.98
Total Portfolio Investments, Cash and Cash Equivalents							$4,669,477	$4,602,740	192.14%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Emerald JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$714	$—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	3,290	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	3,249	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	195	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/2/2025	26,833	—
Latham Pool Products, Inc.	Revolver	2/18/2029	11,250	(689)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	862	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	11/8/2024	3,721	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	193	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(118)
Triple Lift, Inc.	Revolver	5/6/2028	1,321	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	—
Epicor Software Corp.	Delayed Draw Term Loan	5/30/2027	1,148	—
Total unfunded commitments			$63,330	$(866)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of September 30, 2024.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of September 30, 2024, the aggregate fair value of these securities is $4,351.2 million or 181.63% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of September 30, 2024 and December 31, 2023 (Unaudited):

	September 30, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $4,417,954 and $5,326,183 at September 30, 2024 and December 31, 2023, respectively)	$4,351,217	$5,325,685
Cash and cash equivalents	251,523	129,214
Interest receivable	39,303	44,034
Receivable for investments sold	15,834	17,056
Deferred financing costs	10,878	15,576
Total assets	$4,668,755	$5,531,565
LIABILITIES
Debt	$2,093,672	$2,672,363
Distribution payable	85,609	106,593
Payable for investments purchased and other liabilities	95,642	42,929
Total liabilities	2,274,923	2,821,885
MEMBERS’ EQUITY
Members’ Equity	2,393,832	2,709,680
Total members’ equity	2,393,832	2,709,680
Total liabilities and members’ equity	$4,668,755	$5,531,565

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and nine months ended September 30, 2024 and September 30, 2023 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Interest income	$123,360	$164,464	$413,396	$486,577
Payment-in-kind interest income	2,066	1,665	5,713	5,127
Dividend income	3	49	19	394
Other income	—	73	604	1,507
Total investment income	125,429	166,251	419,732	493,605
Expenses:
Interest expense	43,758	62,213	141,886	179,728
Other expenses	541	933	1,603	3,801
Total expenses	44,299	63,146	143,489	183,529
Net investment income before taxes	81,130	103,105	276,243	310,076
Tax expense	—	—	—	—
Net investment income after taxes	81,130	103,105	276,243	310,076
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments and foreign currency	(48,847)	30,618	(68,702)	68,374
Net realized gain (loss) on investments and foreign currency	6,785	(1,623)	10,972	(7,767)
Total net realized and change in unrealized gain (loss)	(42,062)	28,995	(57,730)	60,607
Net increase (decrease) in net assets resulting from operations	$39,068	$132,100	$218,513	$370,683

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
The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV. As of September 30, 2024 and December 31, 2023, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million of capital, respectively, and $29.3 million and $4.2 million of capital remained uncalled from the Company and the Verdelite JV Partner, respectively. As of September 30, 2024 and December 31, 2023, the Company and the Verdelite JV Partner’s equity ownership interests are 87.5% and 12.5%, respectively.
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
The Company's investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Verdelite JV as of September 30, 2024:

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien
Aerospace & Defense
Dynasty Acquisition Co, Inc.	(8)	SOFR +	3.50%	8.35%	3/20/2024	8/24/2028	$2,978	$2,978	$2,983	2.03%
KBR, Inc.	(8)	SOFR +	2.00%	6.85%	8/14/2024	1/17/2031	506	506	506	0.34
Ovation Parent, Inc.	(10)	SOFR +	3.50%	8.10%	4/19/2024	3/27/2031	935	933	940	0.64
Peraton Corp.	(10)	SOFR +	3.75%	8.70%	11/16/2022	2/1/2028	4,993	4,939	4,816	3.28
TransDigm Inc	(8)	SOFR +	2.50%	7.10%	11/28/2023	2/28/2031	4,968	4,971	4,955	3.38
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	7.60%	11/16/2022	12/6/2030	5,588	5,564	5,591	3.81
								19,891	19,791	13.48
Air Freight & Logistics
Savage Enterprises, LLC	(9)	SOFR +	3.00%	7.85%	11/16/2022	9/15/2028	154	154	154	0.10
Airlines
American Airlines, Inc.	(8)	SOFR +	2.75%	7.96%	2/15/2023	2/15/2028	2,970	2,946	2,967	2.02
American Airlines, Inc.	(8)	SOFR +	1.75%	6.45%	11/16/2022	1/29/2027	500	499	498	0.34
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	7.71%	11/16/2022	9/23/2028	1,980	1,971	1,979	1.35
United Airlines, Inc.	(8)	SOFR +	2.75%	8.03%	2/22/2024	2/22/2031	2,744	2,731	2,752	1.88
								8,147	8,196	5.59
Auto Components
Belron Finance US, LLC	(9)	SOFR +	2.25%	7.63%	1/16/2024	4/18/2029	752	749	753	0.51
Clarios Global LP	(8)	SOFR +	2.50%	7.35%	7/16/2024	5/6/2030	2,965	2,965	2,970	2.02
First Brands Group, LLC	(11)	SOFR +	5.00%	10.51%	12/15/2022	3/30/2027	3,751	3,703	3,718	2.54
								7,417	7,441	5.07
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.12%	11/16/2022	3/31/2028	3,432	3,291	3,430	2.34
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	7.40%	11/16/2022	11/15/2027	3,114	3,100	3,032	2.07
Broadline Retail
Peer USA, LLC	(8)	SOFR +	3.00%	7.60%	6/26/2024	6/20/2031	1,943	1,946	1,951	1.33
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.45%	11/16/2022	4/12/2028	3,959	3,902	3,884	2.65
Griffon Corporation	(8)	SOFR +	2.00%	6.85%	6/26/2024	1/24/2029	3,485	3,493	3,495	2.38
Gulfside Supply Inc	(8)	SOFR +	3.00%	8.29%	6/17/2024	6/17/2031	662	661	663	0.45
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.97%	6/6/2024	5/31/2031	6,006	5,948	5,899	4.02
MIWD Holdco II, LLC	(8)	SOFR +	3.50%	8.35%	3/28/2024	3/21/2031	2,059	2,049	2,065	1.41
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.85%	11/16/2022	4/29/2029	2,426	2,431	2,400	1.64
Resideo Funding Inc	(8)	SOFR +	2.00%	7.30%	6/14/2024	6/13/2031	549	549	550	0.38
Standard Industries Inc	(9)	SOFR +	2.00%	6.92%	11/16/2022	9/22/2028	1,102	1,102	1,105	0.75
Tamko Building Products, LLC	(8)	SOFR +	3.25%	8.17%	9/20/2023	9/20/2030	2,628	2,630	2,637	1.80
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.20%	11/16/2022	11/3/2028	4,520	4,356	4,501	3.07
								27,121	27,199	18.55

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Capital Markets
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	8.96%	11/16/2022	7/27/2028	$3,527	$3,437	$3,536	2.41%
Aretec Group, Inc.	(8)	SOFR +	4.00%	8.85%	5/29/2024	8/9/2030	4,403	4,403	4,319	2.94
Citco Funding, LLC	(9)	SOFR +	2.75%	7.31%	6/13/2024	4/27/2028	990	989	997	0.68
GTCR Everest Borrower, LLC	(8)	SOFR +	3.00%	7.60%	9/5/2024	9/5/2031	1,445	1,442	1,430	0.98
Osaic Holdings Inc	(8)	SOFR +	4.00%	8.85%	3/19/2024	8/17/2028	4,328	4,327	4,287	2.92
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	4.00%	9.06%	5/6/2024	3/19/2031	1,486	1,482	1,492	1.02
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.25%	8.10%	6/5/2024	4/7/2028	3,880	3,880	3,877	2.64
								19,960	19,938	13.59
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	4.00%	8.70%	3/28/2024	3/3/2031	898	893	903	0.62
Nouryon USA, LLC	(8)	SOFR +	3.50%	8.63%	4/26/2024	4/3/2028	3,767	3,767	3,779	2.58
								4,660	4,682	3.20
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.25%	8/18/2023	8/18/2028	4,449	4,297	4,474	3.05
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.70%	11/16/2022	5/12/2028	4,430	4,346	4,392	2.99
Anticimex, Inc.	(9)	SOFR +	3.15%	8.48%	11/16/2022	11/16/2028	4,365	4,324	4,367	2.98
APX Group, Inc.	(9)	SOFR +	2.75%	8.03%	11/16/2022	7/10/2028	3,277	3,174	3,282	2.24
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	6.60%	5/23/2024	5/23/2031	1,345	1,342	1,348	0.92
Belfor Holdings Inc	(9)	SOFR +	3.75%	8.60%	11/3/2023	11/1/2030	1,010	1,002	1,016	0.69
Brightview Landscapes, LLC	(9)	SOFR +	2.50%	7.75%	5/28/2024	4/20/2029	149	149	149	0.10
EAB Global, Inc.	(9)	SOFR +	3.25%	8.10%	11/16/2022	8/16/2028	8,833	8,738	8,812	6.01
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	9.26%	11/16/2022	8/31/2028	2,487	2,400	2,409	1.64
Garda World Security Corp.	(8)	SOFR +	3.50%	8.60%	8/6/2024	2/1/2029	3,827	3,827	3,831	2.61
GFL Environmental, Inc.	(9)	SOFR +	2.00%	7.32%	7/3/2024	7/3/2031	833	831	833	0.57
OMNIA Partners, LLC	(8)	SOFR +	3.25%	8.53%	1/26/2024	7/25/2030	2,387	2,365	2,396	1.63
Prime Security Services Borrower, LLC	(8)	SOFR +	2.25%	7.45%	4/15/2024	10/13/2030	4,263	4,263	4,263	2.91
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.75%	8.71%	11/16/2022	12/8/2028	4,515	4,435	4,519	3.08
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.95%	11/16/2022	1/21/2029	2,324	2,279	2,287	1.56
								47,772	48,378	32.98

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Construction & Engineering
Artera Services, LLC	(8)	SOFR +	4.50%	9.10%	2/9/2024	2/15/2031	$468	$465	$458	0.31%
Azuria Water Solutions Inc	(10)	SOFR +	3.75%	8.60%	7/23/2024	5/17/2028	2,971	2,971	2,987	2.04
Groundworks, LLC	(7)(8)	SOFR +	3.50%	8.60%	3/14/2024	3/14/2031	1,647	1,631	1,637	1.12
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.45%	11/16/2022	12/16/2027	4,417	4,375	4,440	3.03
Touchdown Acquirer, Inc.	(8)	SOFR +	3.25%	7.85%	8/21/2024	2/21/2031	1,399	1,399	1,399	0.95
								10,841	10,921	7.45
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	6.85%	5/17/2024	5/17/2031	1,204	1,201	1,199	0.82
Containers & Packaging
Altium Packaging, LLC	(8)	SOFR +	2.50%	7.35%	6/11/2024	6/11/2031	534	534	532	0.36
Anchor Packaging, LLC	(8)	SOFR +	3.75%	8.60%	5/7/2024	7/18/2029	748	746	752	0.51
Berlin Packaging, LLC	(8)	SOFR +	3.75%	8.95%	6/7/2024	6/7/2031	4,477	4,467	4,479	3.05
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	8.02%	11/16/2022	4/13/2029	3,136	3,088	3,124	2.13
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	7.35%	7/31/2024	8/4/2027	2,667	2,667	2,667	1.82
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	9.30%	4/9/2024	9/15/2028	5,072	5,072	5,085	3.47
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.60%	7/19/2024	8/12/2028	2,112	2,112	2,113	1.44
SupplyOne, Inc.	(8)	SOFR +	4.25%	9.10%	4/19/2024	4/19/2031	1,704	1,696	1,711	1.17
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.21%	11/16/2022	3/3/2028	4,513	4,403	4,433	3.02
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	8.60%	4/1/2024	9/15/2028	4,419	4,419	4,431	3.02
								29,204	29,327	19.99
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.45%	11/16/2022	12/11/2028	4,125	4,007	4,111	2.80
Bright Horizons Family Solutions, LLC	(9)	SOFR +	2.25%	7.21%	11/16/2022	11/24/2028	3,482	3,486	3,486	2.38
Caliber Collision	(8)	SOFR +	3.25%	7.85%	7/30/2024	1/30/2031	2,007	2,007	2,007	1.37
Cengage Learning, Inc.	(11)	SOFR +	4.25%	9.54%	3/22/2024	3/22/2031	1,958	1,940	1,965	1.34
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.35%	11/16/2022	7/6/2029	2,970	2,914	2,981	2.03
Imagine Learning, LLC	(9)	SOFR +	3.50%	8.35%	2/1/2024	12/21/2029	1,990	1,981	1,991	1.36
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	10.45%	11/16/2022	3/12/2029	4,215	4,118	4,228	2.88
Mister Car Wash Holdings, Inc.	(8)	SOFR +	3.00%	7.85%	3/27/2024	3/21/2031	773	773	775	0.53
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.71%	11/16/2022	12/15/2028	3,273	3,229	3,274	2.23
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.60%	9/29/2023	9/29/2030	3,396	3,323	3,425	2.33
University Support Services, LLC	(9)	SOFR +	2.75%	7.60%	11/16/2022	2/10/2029	3,824	3,789	3,818	2.60
								31,567	32,061	21.85

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.85%	12/28/2023	1/31/2031	$853	$848	$850	0.58%
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC.	(8)	SOFR +	2.25%	7.46%	11/16/2022	1/31/2028	2,450	2,426	2,425	1.65
Lorca Co-Borrower, LLC	(9)	SOFR +	3.50%	8.10%	4/30/2024	3/25/2031	995	993	999	0.68
Zacapa, LLC	(9)	SOFR +	4.00%	8.60%	11/16/2022	3/22/2029	4,514	4,429	4,528	3.09
								7,848	7,952	5.42
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	2.00%	7.26%	4/16/2024	3/27/2031	1,769	1,765	1,774	1.21
Sabre Industries Inc	(9)	SOFR +	3.25%	8.20%	11/16/2022	6/1/2028	1,934	1,922	1,927	1.31
Vistra Operations Co, LLC	(8)	SOFR +	2.00%	6.85%	11/16/2022	12/20/2030	2,627	2,604	2,630	1.79
								6,291	6,331	4.31
Electrical Equipment
Generac Power Systems Inc	(8)	SOFR +	1.75%	6.95%	7/3/2024	6/12/2031	3,799	3,794	3,819	2.60
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	11/16/2022	6/21/2028	4,218	4,108	4,219	2.88
								7,902	8,038	5.48
Electronic Equipment, Instruments & Components
Celestica Inc.	(4)(8)	SOFR +	1.75%	6.61%	6/20/2024	6/20/2031	3,491	3,491	3,496	2.38
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.26%	11/16/2022	3/2/2028	2,646	2,575	2,574	1.76
Modena Buyer, LLC	(8)	SOFR +	4.50%	9.10%	7/1/2024	7/1/2031	3,500	3,430	3,359	2.29
								9,496	9,429	6.43
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.50%	8.10%	3/26/2024	2/24/2031	1,190	1,187	1,193	0.81
Entertainment
Live Nation Entertainment Inc	(8)	SOFR +	1.75%	6.81%	11/16/2022	10/19/2026	3,482	3,486	3,484	2.38
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	8.10%	6/17/2024	6/17/2031	4,942	4,918	4,875	3.32
Paysafe Holdings US Corp	(9)	SOFR +	2.75%	7.71%	11/16/2022	6/28/2028	1,977	1,968	1,968	1.34
Planet US Buyer, LLC	(8)	SOFR +	3.50%	8.60%	2/9/2024	1/31/2031	1,022	1,020	1,025	0.70
Solera, LLC	(9)(18)	SOFR +	4.00%	9.51%	11/16/2022	6/2/2028	2,263	2,194	2,228	1.52
								10,100	10,096	6.88

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	2.75%	7.71%	11/16/2022	12/8/2028	$2,954	$2,887	$2,950	2.01%
Saratoga Food Specialties, LLC	(8)	SOFR +	3.75%	8.70%	3/7/2024	3/7/2029	721	718	725	0.49
								3,605	3,675	2.50
Ground Transportation
Genesee & Wyoming Inc	(8)	SOFR +	2.00%	6.60%	4/10/2024	4/10/2031	4,324	4,304	4,318	2.94
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	4.25%	9.56%	4/8/2024	2/28/2029	3,093	3,079	3,098	2.11
Resonetics, LLC	(10)	SOFR +	3.75%	8.71%	6/18/2024	6/18/2031	3,565	3,557	3,574	2.44
								6,636	6,672	4.55
Health Care Providers & Services
Agiliti Health Inc	(8)	SOFR +	3.00%	8.33%	5/1/2023	5/1/2030	3,482	3,484	3,391	2.31
Concentra Health Services Inc	(4)(8)	SOFR +	2.25%	7.10%	7/26/2024	6/26/2031	2,143	2,140	2,142	1.46
Davita Inc	(8)	SOFR +	2.00%	6.85%	5/9/2024	5/9/2031	3,500	3,500	3,503	2.39
Ensemble RCM, LLC	(8)	SOFR +	3.00%	8.25%	1/30/2024	8/1/2029	940	931	943	0.64
Examworks Bidco, Inc.	(9)	SOFR +	3.00%	7.96%	11/16/2022	11/1/2028	3,766	3,712	3,776	2.57
Hunter US Bidco Inc.	(9)	SOFR +	4.25%	8.95%	11/16/2022	8/19/2028	1,000	994	996	0.68
MED ParentCo LP	(8)	SOFR +	4.00%	8.85%	4/15/2024	4/15/2031	1,195	1,189	1,198	0.82
Outcomes Group Holdings Inc	(8)	SOFR +	4.25%	9.10%	5/6/2024	5/6/2031	2,075	2,065	2,090	1.42
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.76%	11/16/2022	12/29/2028	643	634	626	0.43
Surgery Centers Holdings, Inc.	(8)	SOFR +	2.75%	7.67%	6/20/2024	12/19/2030	1,038	1,038	1,040	0.71
								19,687	19,705	13.43
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	8.10%	11/16/2022	2/15/2029	4,504	4,270	4,483	3.06
Cotiviti, Inc.	(8)	SOFR +	3.25%	8.45%	5/1/2024	5/1/2031	5,205	5,180	5,208	3.55
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.70%	11/16/2022	10/1/2027	1,979	1,927	1,889	1.29
Waystar Technologies, Inc.	(8)	SOFR +	2.75%	7.60%	6/27/2024	10/22/2029	2,069	2,069	2,073	1.41
								13,446	13,653	9.31

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Company	(8)	SOFR +	3.25%	8.10%	4/1/2024	8/17/2028	$2,291	$2,291	$2,299	1.57%
Caesars Entertainment, Inc.	(9)	SOFR +	2.75%	7.60%	2/6/2024	2/6/2031	2,811	2,805	2,815	1.92
Caesars Entertainment, Inc.	(9)	SOFR +	2.75%	7.60%	2/6/2023	2/6/2030	1,542	1,530	1,545	1.05
Carnival Finance, LLC	(10)	SOFR +	2.75%	7.60%	4/25/2024	10/18/2028	2,321	2,321	2,328	1.59
Cedar Fair, L.P.	(8)	SOFR +	2.00%	6.85%	5/1/2024	5/1/2031	726	724	726	0.49
FanDuel Group Financing, LLC.	(9)	SOFR +	2.00%	6.60%	11/24/2023	11/25/2030	2,405	2,400	2,411	1.64
Fertitta Entertainment, LLC	(9)	SOFR +	3.75%	8.85%	11/16/2022	1/27/2029	4,140	4,075	4,134	2.82
GVC Finance, LLC	(9)	SOFR +	2.75%	8.01%	5/8/2024	10/31/2029	3,383	3,391	3,388	2.31
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.25%	7.10%	1/17/2024	1/17/2031	712	711	708	0.48
IRB Holding Corp.	(10)	SOFR +	2.75%	7.70%	1/22/2024	12/15/2027	4,533	4,533	4,533	3.09
LC Ahab US Bidco, LLC	(8)	SOFR +	3.50%	8.35%	5/1/2024	5/1/2031	672	668	675	0.46
Marriott Ownership Resorts Inc	(8)	SOFR +	2.25%	7.10%	4/1/2024	4/1/2031	3,135	3,157	3,133	2.14
Mic Glen, LLC	(9)	SOFR +	3.50%	8.46%	11/16/2022	7/21/2028	3,356	3,274	3,363	2.29
New Red Finance, Inc.	(8)	SOFR +	1.75%	6.60%	6/16/2024	9/12/2030	921	919	913	0.62
Ovg Business Services, LLC	(8)	SOFR +	3.00%	7.85%	6/25/2024	6/25/2031	1,512	1,505	1,507	1.03
Scientific Games Holdings LP	(9)	SOFR +	3.00%	8.32%	6/11/2024	4/4/2029	2,985	2,985	2,971	2.03
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.25%	9/26/2024	1/31/2031	1,605	1,604	1,609	1.10
Whatabrands, LLC	(9)	SOFR +	2.75%	7.60%	5/14/2024	8/3/2028	4,518	4,518	4,516	3.08
								43,411	43,574	29.71
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.70%	11/16/2022	7/31/2028	4,276	4,182	4,276	2.92
Household Products
Energizer Holdings Inc	(8)	SOFR +	2.00%	6.92%	5/29/2024	12/22/2027	751	751	753	0.51
Insurance
AmWINS Group Inc	(10)	SOFR +	2.25%	7.21%	11/16/2022	2/19/2028	744	743	744	0.51
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.35%	2/16/2024	2/14/2031	4,916	4,908	4,917	3.35
Baldwin Risk Partners, LLC	(8)	SOFR +	3.25%	8.10%	5/24/2024	5/26/2031	4,019	4,009	4,029	2.75
BroadStreet Partners, Inc.	(8)	SOFR +	3.25%	8.10%	6/14/2024	6/14/2031	4,582	4,577	4,569	3.12
HUB International, Ltd.	(10)	SOFR +	3.00%	8.26%	7/30/2024	6/20/2030	670	670	670	0.46
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	8.35%	2/15/2024	2/15/2031	1,985	1,976	1,989	1.36
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	8.35%	8/2/2024	4/18/2030	2,405	2,405	2,409	1.64
OneDigital Borrower, LLC	(9)	SOFR +	3.25%	8.10%	7/2/2024	6/13/2031	1,126	1,121	1,119	0.76
USI, Inc.	(8)	SOFR +	2.75%	7.35%	5/30/2024	9/29/2030	1,005	1,005	1,003	0.68
USI, Inc.	(8)	SOFR +	2.75%	7.35%	6/21/2024	11/22/2029	452	452	451	0.31
								21,866	21,900	14.94

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.79%	7/16/2024	7/16/2031	$4,027	$4,018	$4,030	2.75%
TripAdvisor, Inc.	(8)	SOFR +	2.75%	7.60%	7/8/2024	7/8/2031	2,392	2,386	2,391	1.63
								6,404	6,421	4.38
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	8.10%	8/2/2024	2/1/2031	3,373	3,368	3,381	2.31
Chrysaor Bidco S.à r.l.	(7)(9)	SOFR +	3.50%	8.62%	7/17/2024	5/14/2031	771	771	776	0.53
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.85%	11/16/2022	10/16/2026	2,052	2,018	1,996	1.36
Fortress Intermediate 3 Inc	(8)	SOFR +	3.75%	8.60%	6/27/2024	6/27/2031	2,500	2,493	2,498	1.70
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	8.81%	11/16/2022	2/10/2028	3,044	2,892	2,699	1.84
ThoughtWorks, Inc.	(9)	SOFR +	2.75%	8.10%	11/16/2022	3/24/2028	2,307	2,269	2,284	1.56
Virtusa Corp.	(10)	SOFR +	3.25%	8.10%	6/21/2024	2/15/2029	5,007	5,007	5,011	3.42
World Wide Technology Holding Co, LLC	(4)(9)	SOFR +	2.75%	7.81%	3/14/2024	3/1/2030	898	898	901	0.61
								19,716	19,546	13.33
Leisure Products
Amer Sports Co	(8)	SOFR +	3.25%	8.35%	2/16/2024	2/17/2031	246	245	247	0.17
Motion Finco, LLC	(8)	SOFR +	3.50%	8.10%	2/5/2024	11/12/2029	2,538	2,527	2,446	1.67
								2,772	2,693	1.84
Life Sciences Tools & Services
IQVIA Inc	(8)	SOFR +	2.00%	6.60%	11/28/2023	1/2/2031	434	434	437	0.30
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	9.46%	11/16/2022	12/16/2028	2,437	2,367	2,436	1.66
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	8.10%	5/28/2024	11/30/2027	3,541	3,541	3,544	2.42
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.85%	7/25/2024	11/15/2028	2,855	2,855	2,859	1.95
								9,197	9,276	6.33
Machinery
American Trailer World Corp	(10)	SOFR +	3.75%	8.70%	11/16/2022	3/3/2028	2,450	2,408	2,225	1.52
Chart Industries, Inc.	(4)(9)	SOFR +	2.50%	7.82%	7/2/2024	3/16/2030	2,289	2,289	2,288	1.56
Innio North America Holding, Inc.	(8)	SOFR +	3.25%	8.54%	7/12/2024	11/2/2028	673	673	677	0.46
SPX Flow, Inc.	(9)	SOFR +	3.50%	8.35%	6/20/2024	4/5/2029	3,014	3,014	3,021	2.06
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.50%	8.42%	9/3/2024	6/14/2030	2,322	2,322	2,328	1.59
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	8.35%	6/6/2024	8/31/2028	3,739	3,739	3,756	2.56
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.50%	8.59%	3/14/2024	4/30/2030	4,351	4,341	4,364	2.98
								18,786	18,659	12.73

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Media
American Greetings Corp	(8)	SOFR +	5.75%	10.60%	4/30/2024	10/30/2029	$1,301	$1,276	$1,313	0.89%
Cable One Inc.	(8)	SOFR +	2.00%	6.96%	11/16/2022	5/3/2028	2,437	2,429	2,377	1.62
Cogeco Communications Finance USA LP	(9)	SOFR +	2.50%	7.46%	9/29/2023	9/1/2028	2,444	2,387	2,405	1.64
Directv Financing, LLC	(10)	SOFR +	5.25%	10.21%	1/24/2024	8/2/2029	1,709	1,704	1,685	1.15
Fleet US Bidco, Inc.	(8)	SOFR +	2.75%	7.58%	8/15/2024	2/21/2031	664	664	664	0.45
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.66%	3/2/2023	3/31/2031	2,727	2,705	2,608	1.78
								11,165	11,052	7.53
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	3.25%	8.10%	8/21/2024	8/18/2030	639	639	639	0.44
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust Inc	(9)	SOFR +	3.50%	8.35%	11/16/2022	5/9/2029	2,438	2,355	2,401	1.64
Oil, Gas & Consumable Fuels
AL GCX Holdings, LLC	(9)	SOFR +	2.75%	7.87%	11/16/2022	5/17/2029	2,571	2,565	2,580	1.76
Buckeye Partners LP	(8)	SOFR +	2.00%	6.96%	2/6/2024	11/1/2026	3,273	3,277	3,274	2.23
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.04%	11/16/2022	12/21/2028	2,977	2,951	2,954	2.01
GIP Pilot Acquisition Partners LP	(8)	SOFR +	2.50%	7.82%	5/22/2024	10/4/2030	1,116	1,116	1,120	0.76
								9,909	9,928	6.76
Pharmaceuticals
Elanco Animal Health Inc	(8)	SOFR +	1.75%	7.05%	11/16/2022	8/1/2027	2,381	2,382	2,378	1.62

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services
AlixPartners, LLP	(9)	SOFR +	2.50%	7.46%	11/16/2022	2/4/2028	$1,364	$1,356	$1,367	0.93%
Ankura Consulting Group, LLC	(10)	SOFR +	4.25%	9.56%	2/2/2024	3/17/2028	1,142	1,142	1,147	0.78
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.00%	8.85%	11/16/2022	12/29/2028	3,835	3,760	3,754	2.56
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	7.60%	1/31/2024	1/31/2031	2,889	2,882	2,888	1.97
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.60%	11/16/2022	12/29/2028	1,910	1,901	1,916	1.31
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.35%	11/16/2022	4/9/2027	3,743	3,682	3,672	2.50
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.85%	2/28/2024	2/28/2031	1,208	1,197	1,213	0.83
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.37%	11/16/2022	11/6/2028	485	468	487	0.33
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.85%	6/28/2024	9/27/2030	5,955	5,904	5,925	4.04
Grant Thornton Advisors, LLC	(8)	SOFR +	3.25%	8.10%	5/31/2024	6/2/2031	2,378	2,378	2,384	1.63
Inmar, Inc.	(11)	SOFR +	5.50%	10.35%	6/21/2023	5/1/2026	2,058	2,018	2,064	1.41
Mercury Borrower, Inc.	(9)	SOFR +	3.50%	8.46%	11/16/2022	8/2/2028	3,617	3,550	3,621	2.47
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	8.49%	7/1/2024	6/27/2031	2,579	2,576	2,579	1.76
Ryan, LLC	(7)(9)	SOFR +	3.50%	8.35%	11/9/2023	11/14/2030	2,228	2,198	2,207	1.50
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	8.25%	2/24/2023	7/31/2031	4,725	4,701	4,722	3.22
Soliant Lower Intermediate, LLC	(8)	SOFR +	3.75%	8.60%	7/18/2024	7/18/2031	1,257	1,245	1,260	0.86
Trans Union, LLC.	(9)	SOFR +	2.00%	6.85%	1/30/2024	12/1/2028	4,527	4,533	4,530	3.09
VT Topco, Inc.	(9)	SOFR +	3.50%	8.35%	4/3/2024	8/9/2030	1,029	1,029	1,033	0.70
								46,520	46,769	31.89
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(4)(9)	SOFR +	3.00%	7.85%	6/18/2024	1/31/2030	1,750	1,752	1,752	1.19
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	3.00%	7.85%	9/25/2024	1/31/2030	1,708	1,708	1,711	1.17
								3,460	3,463	2.36

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software
Applied Systems, Inc.	(8)	SOFR +	3.00%	7.60%	2/23/2024	2/24/2031	$175	$175	$175	0.12%
BEP Intermediate Holdco, LLC	(4)(8)	SOFR +	3.75%	8.60%	4/26/2024	4/25/2031	743	740	747	0.51
Boost Newco Borrower, LLC	(8)	SOFR +	2.50%	7.10%	8/1/2024	1/31/2031	5,835	5,835	5,845	3.98
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	9.01%	7/30/2024	7/30/2031	4,766	4,754	4,762	3.25
Cloud Software Group, Inc.	(9)	SOFR +	4.50%	9.10%	3/22/2024	3/21/2031	1,419	1,409	1,424	0.97
Cloudera, Inc.	(9)	SOFR +	3.75%	8.70%	11/16/2022	10/8/2028	3,542	3,446	3,457	2.36
Conga Corp.	(10)	SOFR +	3.50%	8.56%	8/8/2024	5/8/2028	3,536	3,536	3,553	2.42
ConnectWise, LLC	(9)	SOFR +	3.50%	8.37%	11/16/2022	9/29/2028	3,503	3,413	3,505	2.39
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.71%	11/16/2022	10/16/2028	2,156	2,005	2,025	1.38
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.20%	5/1/2024	12/1/2029	5,983	5,969	5,981	4.08
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	8.35%	9/20/2024	5/9/2030	4,468	4,468	4,486	3.06
Ellucian Holdings, Inc.	(9)	SOFR +	3.50%	8.45%	2/29/2024	10/9/2029	3,273	3,269	3,285	2.24
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.75%	6/11/2024	3/2/2028	3,866	3,856	3,795	2.59
Flexera Software, LLC	(10)	SOFR +	3.50%	8.46%	5/20/2024	3/3/2028	601	601	602	0.41
Gen Digital Inc	(9)	SOFR +	1.75%	6.60%	6/5/2024	9/12/2029	5,882	5,882	5,870	4.00
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.75%	8.60%	9/26/2024	12/1/2027	2,894	2,894	2,903	1.98
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	6.60%	5/31/2024	5/30/2031	748	747	747	0.51
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.95%	11/16/2022	11/19/2026	3,526	3,349	3,372	2.30
Instructure Holdings Inc	(9)	SOFR +	2.75%	8.07%	11/16/2022	10/30/2028	2,956	2,952	2,961	2.02
ION Trading Finance Ltd.	(8)	SOFR +	4.00%	9.02%	6/3/2024	4/1/2028	2,216	2,205	2,219	1.51
McAfee Corp.	(9)	SOFR +	3.25%	8.45%	5/31/2024	3/1/2029	3,537	3,537	3,529	2.41
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.85%	11/16/2022	5/2/2029	3,379	3,303	3,021	2.06
Planview Parent Inc	(8)	SOFR +	3.75%	8.35%	6/20/2024	12/17/2027	1,911	1,906	1,914	1.31
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.75%	9.00%	5/14/2024	10/28/2030	3,267	3,267	3,278	2.23
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.85%	5/28/2024	8/31/2028	2,985	2,985	2,987	2.04
Quartz Acquireco, LLC	(8)	SOFR +	2.75%	7.35%	6/3/2024	6/28/2030	1,973	1,973	1,977	1.35
RealPage, Inc.	(9)	SOFR +	3.00%	7.96%	11/16/2022	4/24/2028	2,747	2,678	2,670	1.82
Rocket Software, Inc.	(9)	SOFR +	4.75%	9.60%	10/5/2023	11/28/2028	2,579	2,547	2,584	1.76
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.16%	11/16/2022	8/14/2026	3,392	3,345	3,401	2.32
Skopima Consilio Parent, LLC	(9)	SOFR +	4.00%	8.96%	11/16/2022	5/12/2028	2,107	2,041	2,106	1.44
Skopima Consilio Parent, LLC	(9)	SOFR +	4.50%	9.46%	8/29/2023	5/12/2028	1,489	1,479	1,492	1.02
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.46%	11/16/2022	8/11/2028	3,528	3,478	3,531	2.41
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.53%	11/16/2022	3/5/2027	3,526	3,501	3,539	2.41
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.51%	11/16/2022	4/24/2028	3,642	3,447	3,555	2.42
Webpros US Bidco, Inc.	(8)	SOFR +	4.00%	8.85%	3/28/2024	3/19/2031	652	650	655	0.45
XPLOR T1, LLC	(4)(8)	SOFR +	4.25%	8.85%	6/24/2024	6/24/2031	2,100	2,090	2,111	1.44
								103,732	104,064	70.97

BCRED Verdelite JV LP Condensed Consolidated Schedule of Investments September 30, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
Apro, LLC.	(8)	SOFR +	3.75%	8.87%	7/9/2024	7/9/2031	$3,952	$3,942	$3,970	2.71%
CWGS Group, LLC	(10)	SOFR +	2.50%	7.47%	11/16/2022	6/3/2028	2,494	2,428	2,392	1.63
HomeServe USA Holding Corp	(8)	SOFR +	2.25%	7.21%	5/29/2024	10/21/2030	825	825	825	0.56
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.50%	8.35%	7/18/2024	5/4/2028	3,050	3,050	3,053	2.08
								10,245	10,240	6.98
Technology Hardware, Storage & Peripherals
Xerox Corp	(9)	SOFR +	4.00%	8.60%	11/17/2023	11/17/2029	2,388	2,360	2,383	1.62
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	6.60%	1/31/2024	1/31/2031	681	681	683	0.47
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	2.00%	6.96%	6/22/2023	6/22/2028	2,737	2,717	2,746	1.87
Core & Main, LP	(8)	SOFR +	2.25%	7.11%	2/9/2024	2/9/2031	1,080	1,075	1,083	0.74
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.71%	11/16/2022	3/31/2028	7,091	6,980	7,101	4.84
FleetPride, Inc.	(9)	SOFR +	4.50%	9.35%	9/29/2023	9/29/2028	3,744	3,708	3,550	2.42
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.76%	11/16/2022	1/31/2028	2,969	2,945	2,898	1.98
Icebox Holdco III, Inc.	(9)	SOFR +	3.75%	8.62%	11/16/2022	12/22/2028	4,332	4,202	4,350	2.97
Johnstone Supply, LLC	(8)	SOFR +	3.00%	8.17%	5/16/2024	6/7/2031	1,298	1,295	1,296	0.88
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.84%	11/16/2022	12/28/2027	2,440	2,420	2,405	1.64
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.95%	3/25/2024	3/25/2031	1,746	1,736	1,738	1.19
White Cap Buyer, LLC	(8)	SOFR +	3.25%	8.10%	6/13/2024	10/19/2029	4,585	4,574	4,557	3.11
Windsor Holdings III LLC	(8)	SOFR +	3.50%	8.46%	9/20/2024	8/1/2030	1,845	1,845	1,856	1.27
								34,178	34,263	23.38
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.60%	11/16/2022	12/17/2027	4,315	4,274	4,314	2.94
Total First Lien Debt								669,412	672,088	458.25
Total Investment Portfolio								669,412	672,088	458.25
Cash and Cash Equivalents
Other Cash and Cash Equivalents								178,589	178,589	121.76
Total Portfolio Investments, Cash and Cash Equivalents								$848,001	$850,677	580.01%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ABG Intermediate Holdings 2 LLC	Delayed Draw Term Loan	6/13/2025	$670	$—
Chrysaor Bidco S.à r.l.	Delayed Draw Term Loan	5/15/2026	57	—
Groundworks, LLC	Delayed Draw Term Loan	3/14/2026	248	—
Ryan, LLC	Delayed Draw Term Loan	11/14/2024	159	(2)
Total unfunded commitments			$1,134	$(2)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Reserved
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of September 30, 2024, the aggregate fair value of these securities is $672.1 million or 458.25% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of September 30, 2024 and December 31, 2023 (Unaudited):

	September 30, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $669,412 and $582,598 at September 30, 2024 and December 31, 2023, respectively)	$672,088	$591,886
Cash and cash equivalents	178,589	6,307
Interest receivable	3,801	2,777
Receivable for investments sold	9,310	3,574
Deferred financing costs	—	711
Total assets	$863,788	$605,255
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,693 and $0 as at September 30, 2024 and December 31, 2023, respectively)	$649,307	$356,700
Distribution payable	34,075	21,310
Interest payable and other liabilities	33,731	79,513
Total liabilities	717,113	457,523
MEMBERS’ EQUITY
Members’ Equity	146,675	147,732
Total members’ equity	146,675	147,732
Total liabilities and members’ equity	$863,788	$605,255
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and nine months ended September 30, 2024 and September 30, 2023 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Interest income	$16,260	$10,965	$45,080	$32,578
Other income	—	62	22	176
Total investment income	16,260	11,027	45,102	32,754
Expenses:
Interest expense	11,271	6,478	27,162	17,604
Other expenses	41	474	150	624
Total expenses	11,312	6,952	27,312	18,228
Net investment income before taxes	4,948	4,075	17,790	14,526
Tax Expense	—	—	—	—
Net investment income after taxes	4,948	4,075	17,790	14,526
Net realized and change in unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments	(3,294)	2,313	(6,612)	11,183
Net realized gain (loss) on investments	413	724	530	2,152
Total net realized and change in unrealized gain (loss) on investments	(2,881)	3,037	(6,082)	13,335
Net increase (decrease) in net assets resulting from operations	$2,067	$7,112	$11,708	$27,861

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of September 30, 2024, except as discussed below.
October Subscriptions and Distribution Declaration
The Company received approximately $885.6 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective October 1, 2024.
On October 16, 2024, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2019 per Class S share, and $0.2147 per Class D share, which is payable on or about November 27, 2024 to shareholders of record as of October 31, 2024.
November Subscriptions
Through the date of issuance of the condensed consolidated financial statements the Company received approximately $1,162.1 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective November 1, 2024.

Granite Peak Funding Facility Amendment

On October 3, 2024, Granite Peak Funding entered into the Third Amendment to the Credit and Security Agreement (the “Granite Peak Amendment”) to the Granite Peak Funding Facility. The Granite Peak Amendment provides for, among other things, a reduction in the commitments under the Granite Peak Funding Facility from $750 million to $500 million, a reduction in the margin applicable to advances from 2.35% to 2.05% per annum, an extension of the period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility to October 5, 2026, an extension of the stated maturity date of the Granite Peak Funding Facility to April 5, 2028, and the payment of certain fees as agreed between Granite Peak Funding and the lenders.

Bard Peak Funding Facility Amendment

On October 8, 2024, Bard Peak Funding entered into the Fifth Amended and Restated Lender Fee Letter (the “Bard Peak Amendment”) to the Bard Peak Funding Facility. The Bard Peak Amendment provides for a reduction in the applicable margin on all outstanding advances from 2.15% to 2.00% per annum until May 15, 2027. From and after May 15, 2027, the applicable margin on all outstanding advances will increase to 2.50% per annum.

Middle Peak Funding Facility Amendment

On October 23, 2024, Middle Peak Funding entered into the Fourth Amendment to the Credit and Security Agreement (the “Middle Peak Amendment”) to the Middle Peak Funding Facility. The Middle Peak Amendment provides for the removal of the 0.15% Term SOFR Adjustment and a reduction in the applicable margin on advances from 2.07% to 1.97% per annum until December 28, 2026. From and after December 28, 2026, the applicable margin on advances will increase to 2.07% per annum.
Change of Adviser and Appointment of Sub-Adviser
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the Investment Advisory Agreement to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
Change of Administrator and Appointment of New Sub-Administrator
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement.
Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the Sub-Administration Agreement with State Street Bank and Trust Company from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025.
These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.

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
Under our investment advisory agreement dated October 5, 2020 (as amended and restated, the “Investment Advisory Agreement”), we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.
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

Portfolio and Investment Activity
For the three months ended September 30, 2024, we made $8,997.0 million aggregate principal amount of new investment commitments (including $2,034.1 million of which remained unfunded as of September 30, 2024), $7,917.1 million of which was first lien debt, $925.0 million of which was second lien debt, $22.1 million of which was unsecured debt, $37.8 million of which was structured finance obligations - debt instruments and $95.0 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2024	2023
Investments:
Total investments, beginning of period	$56,109,623	$48,426,243
New investments purchased	7,169,989	2,025,041
Payment-in-kind interest capitalized	107,199	61,272
Net accretion of discount on investments	44,886	42,422
Net realized gain (loss) on investments	(61,988)	(127,364)
Investments sold or repaid	(1,577,957)	(1,552,109)
Total investments, end of period	$61,791,752	$48,875,505
Amount of investments funded at principal:
First lien debt	$6,894,791	$2,028,320
Second lien debt	320,347	35,000
Unsecured debt	22,113	—
Structured finance obligations - debt instruments	37,807	13,640
Equity and other (1)	94,888	42,606
Total	$7,369,946	$2,119,566
Proceeds from investments sold or repaid:
First lien debt	$(1,463,211)	$(1,361,713)
Second lien debt	(86,671)	(136,048)
Structured finance obligations - debt instruments	(28,075)	(13,539)
Equity and other (1)	—	(40,809)
Total	$(1,577,957)	$(1,552,109)

	September 30, 2024	December 31, 2023
Number of portfolio companies	582	503
Weighted average yield on performing debt and income producing investments, at amortized cost (2)(3)	11.1%	11.7%
Weighted average yield on performing debt and income producing investments, at fair value (2)(3)	11.1%	11.8%
Average loan to value (LTV) (4)	42.8%	43.7%
Percentage of performing debt investments bearing a floating rate, at fair value	99.7%	99.9%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.3%	0.1%
Percentage of assets on non-accrual, at amortized cost (5)	0.4%	0.1%
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
(3)As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 10.5% and 11.0%, respectively. As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at fair value was 10.5% and 11.1%, respectively.
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

(5)As a percentage of total amortized cost of Investments (excluding Investments in Joint Ventures). Assets on non-accrual represented 0.2% and less than 0.1% of total fair value of Investments (excluding Investments in Joint Ventures) as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and September 30, 2023, our portfolio companies had a weighted average annual EBITDA of $223 million and $215 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of September 30, 2024, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of September 30, 2024 the Company had contributed (net of returns of capital) $1,815.0 million and the Emerald JV Partner had contributed (net of returns of capital) $605.0 million of capital and $435.0 million and $145.0 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
The following table is a summary of Emerald JV’s portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Total investments, at fair value	$4,351,217	$5,325,685
Total senior secured debt investments, at fair value	$4,332,899	$5,187,161
Number of portfolio companies	210	272
Weighted average yield on performing debt and income producing investments, at cost (1)(2)	10.4%	11.4%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	10.5%	11.5%
Percentage of performing debt investments bearing a floating rate, at fair value	100.0%	99.8%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	0.2%
Percentage of assets on non-accrual, at amortized cost (3)	0.9%	0.1%
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
(2)As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 10.2% and 11.2%, respectively. As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at fair value was 10.4% and 11.2%, respectively.
(3)As a percentage of total amortized cost of Investments of Emerald JV. Assets on non-accrual represented 0.6% and 0.1% of total fair value of Investments of Emerald JV as of September 30, 2024 and December 31, 2023, respectively.

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
As of September 30, 2024, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
The following table is a summary of Verdelite JV’s portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Total investments, at fair value	$672,088	$591,886
Total senior secured debt investments, at fair value	$672,088	$591,886
Number of portfolio companies	249	192
Weighted average yield on performing debt and income producing investments, at cost (1)(2)	7.8%	9.8%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	7.8%	9.7%
Percentage of performing debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual, at amortized cost (3)	—%	—%
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
(2)As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 7.8% and 9.8%, respectively. As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at fair value was 7.8% and 9.7%, respectively.
(3)As a percentage of total amortized cost of Investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of September 30, 2024 and December 31, 2023.

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$1,697,156	$1,456,927	$4,908,913	$4,199,974
Net expenses before excise tax	739,540	669,049	2,161,343	1,959,223
Net investment income before excise tax	957,616	787,878	2,747,570	2,240,751
Excise tax expense	6,990	9,681	25,352	23,113
Net investment income after excise tax	950,626	778,197	2,722,218	2,217,638
Net change in unrealized appreciation (depreciation)	(81,778)	384,505	45,129	552,835
Net realized gain (loss)	(68,243)	(134,981)	(129,086)	(307,091)
Net increase (decrease) in net assets resulting from operations	$800,605	$1,027,721	$2,638,261	$2,463,382
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1,535,300	$1,310,101	$4,392,412	$3,816,495
Payment-in-kind interest income	93,679	61,432	281,578	153,916
Dividend income	64,649	84,286	224,941	227,074
Fee income	3,528	1,108	9,982	2,489
Total investment income	$1,697,156	$1,456,927	$4,908,913	$4,199,974
Total investment income increased to $1,697.2 million for the three months ended September 30, 2024, an increase of $240.2 million or 16% compared to the same period in the prior year. This was primarily driven by an increase in the average investments at fair value. Average investments at fair value increased by 23% to $59,028.2 million during the three months ended September 30, 2024 compared to $47,925.1 million during the three months ended September 30, 2023. This was partially offset by a decrease in dividend income from our Emerald JV and Verdelite JV joint ventures which was $64.2 million as compared to $84.1 million for the same period in the prior year.
Total investment income increased to $4,908.9 million for the nine months ended September 30, 2024, an increase of $708.9 million or 17% compared to the same period in the prior year. This was primarily driven by an increase in the average investments at fair value. Average investments at fair value increased by 15% to $55,168.8 million during the nine months ended September 30, 2024 compared to $48,105.0 million during the nine months ended September 30, 2023.
Additionally, for the three months ended September 30, 2024, we recorded $3.9 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1.6 million for the same period in the prior year, primarily a result of increased prepayments. For the nine months ended September 30, 2024, we recorded $37.7 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $8.1 million for the same period in the prior year, primarily a result of increased prepayments.

For the three months ended September 30, 2024 and 2023, Payment-in-kind interest income represented 5.5% and 4.2% of total investment income, respectively. For the nine months ended September 30, 2024 and 2023, Payment-in-kind interest income represented 5.7% and 3.7% of total investment income, respectively. We expect that Payment-in-kind interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While elevated interest rates continued to favorably impact our investment income during the three and nine months ended September 30, 2024, interest rates have begun to decline, with the first Federal Reserve interest rate reduction in September 2024 and a further reduction in November 2024. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$452,804	$444,235	$1,349,019	$1,319,057
Management fees	112,634	79,728	312,344	228,966
Income based incentive fees	139,413	113,721	398,969	323,979
Distribution and shareholder servicing fees
Class S	24,940	17,649	69,675	49,338
Class D	331	199	892	880
Professional fees	2,780	5,791	9,510	13,771
Board of Trustees’ fees	225	221	671	685
Administrative service expenses	1,408	1,741	5,149	5,095
Other general & administrative	3,889	5,403	12,501	14,776
Amortization of continuous offering costs	1,116	361	2,613	2,676
Total expenses before excise tax	739,540	669,049	2,161,343	1,959,223
Net investment income before excise tax	957,616	787,878	2,747,570	2,240,751
Excise tax expense	6,990	9,681	25,352	23,113
Net investment income after excise tax	$950,626	$778,197	$2,722,218	$2,217,638
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting) increased to $452.8 million for the three months ended September 30, 2024, an increase of $8.6 million or 2% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding to $24,471.8 million for the three months ended September 30, 2024 from $23,929.5 million for the same period in the prior year. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) remained flat at 7.12% for the three months ended September 30, 2024 and 2023.

Total interest expense (including unused fees, amortization of deferred financing costs, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting) increased to $1,349.0 million for the nine months ended September 30, 2024, an increase of $30.0 million or 2% compared to the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period, partially offset by a decrease in our average principal of debt outstanding.
Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) increased to 7.20% for the nine months ended September 30, 2024 from 6.71% for the same period in the prior year. The average principal of debt outstanding decreased to $24,060.8 million for the nine months ended September 30, 2024 from $25,427.9 million for the same period in the prior year.
Management Fees
Management fees increased to $112.6 million for the three months ended September 30, 2024, an increase of $32.9 million or 41% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $36,161.3 million for the three months ended September 30, 2024 compared to $25,675.7 million for the same period in the prior year.
Management fees increased to $312.3 million for the nine months ended September 30, 2024, an increase of $83.4 million or 36% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $33,467.2 million for the nine months ended September 30, 2024 compared to $24,557.6 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees increased to $139.4 million for the three months ended September 30, 2024, an increase of $25.7 million or 23% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $1,115.3 million for the three months ended September 30, 2024 from $909.8 million for the same period in the prior year.
Income based incentive fees increased to $399.0 million for the nine months ended September 30, 2024, an increase of $75.0 million or 23% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $3,191.8 million for the nine months ended September 30, 2024 from $2,591.8 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains incentive fees for the three and nine months ended September 30, 2024. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $34.7 million for the three months ended September 30, 2024, an increase of $3.3 million as compared to the same period in the prior year. Total other expenses for the three months ended September 30, 2024 are primarily comprised of $25.3 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $3.9 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $2.8 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.

Total other expenses increased to $101.0 million for the nine months ended September 30, 2024, an increase of $13.8 million as compared to the same period in the prior year. Total other expenses for the nine months ended September 30, 2024 are primarily comprised of $70.6 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $12.5 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $9.5 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
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
For the three months ended September 30, 2024 and 2023, we accrued $7.0 million and $9.7 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2024 and 2023, we accrued $25.4 million and $23.1 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(65,684)	$373,282	$33,136	$562,360
Net change in unrealized gain (loss) on derivative instruments	(8,485)	7,661	9,438	(7,305)
Net change in unrealized gain (loss) on foreign currency and other transactions	(7,609)	3,562	2,555	(2,220)
Net change in unrealized gain (loss)	$(81,778)	$384,505	$45,129	$552,835
For the three months ended September 30, 2024, the net change in unrealized losses of $81.8 million was primarily driven by a decrease in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.1% from 97.9% as of June 30, 2024 to 97.8% as of September 30, 2024, driven by changes in portfolio company fundamentals and changes in the economic outlook.
For the three months ended September 30, 2024, the net change in unrealized losses of $8.5 million and $7.6 million on derivative instruments and foreign currency and other transactions, respectively, were primarily as a result of fluctuations in the EUR and GBP exchange rates vs. USD.

For the nine months ended September 30, 2024, the net change in unrealized gains of $45.1 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.4% from 97.4% as of December 31, 2023 to 97.8% as of September 30, 2024, driven by improved portfolio company fundamentals and changes in the economic outlook.
For the nine months ended September 30, 2024, the net change in unrealized gains of $9.4 million and $2.6 million on foreign currency forward contracts and foreign currency transactions, respectively, were primarily as a result of fluctuations in the NOK, EUR and DKK exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments	$(61,988)	$(127,364)	$(126,497)	$(305,201)
Net realized gain (loss) on derivative instruments	(14,196)	2,704	(14,578)	5,010
Net realized gain (loss) on foreign currency and other transactions	7,941	(10,321)	11,989	(6,900)
Net realized gain (loss)	$(68,243)	$(134,981)	$(129,086)	$(307,091)
For the three and nine months ended September 30, 2024, we generated net realized losses on investments of $62.0 million and $126.5 million, respectively,which was primarily from full or partial sales and restructures of our debt investments.
For the three and nine months ended September 30, 2024, we generated net realized losses of $14.2 million and $14.6 million, respectively, on derivative assets and derivative liabilities as a result of the settlement of our foreign currency derivative transactions.
The net realized losses for the three and nine months ended September 30, 2024, were partially offset by the net realized gains of $7.9 million and $12.0 million, respectively, on foreign currency and other transactions, primarily as a result of fluctuations in the GBP and EUR exchange rates vs. USD.
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
As of September 30, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024 and December 31, 2023, we had an aggregate principal amount of $26,657.5 million and $23,407.8 million, of debt outstanding and our asset coverage ratio was 236.7% and 221.9%, respectively.

Cash and cash equivalents as of September 30, 2024, taken together with our $7,882.9 million of unused capacity under our credit facilities (subject to borrowing base availability, $7,423.3 million is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2024, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $4,727.5 million of Level 1 and Level 2 investments as of September 30, 2024, which could provide additional liquidity if necessary.
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
As of September 30, 2024, we had $1,341.3 million in cash and cash equivalents. During the nine months ended September 30, 2024, cash used in operating activities was $8,522.7 million, primarily due to purchases of investments of $16,186.3 million partially offset by sales of investments and principal repayments of $5,730.4 million and receipt of interest payments from our investments. Cash provided by financing activities was $8,382.3 million during the period, primarily as a result of proceeds from issuance of Common Shares of $8,179.9 million and net borrowing on our credit facilities and unsecured notes of $3,095.7 million, partially offset by share repurchases of $1,550.0 million, and dividends paid in cash of $1,277.9 million.
Equity
The following tables present transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended September 30, 2024
	Shares	Amount
CLASS I
Subscriptions	71,124,097	$1,817,606
Share transfers between classes	1,210,658	30,939
Distributions reinvested	11,161,520	285,248
Share repurchases	(17,133,445)	(436,903)
Early repurchase deduction	—	476
Net increase (decrease)	66,362,830	1,697,366
CLASS S
Subscriptions	28,690,983	733,227
Share transfers between classes	(1,212,141)	(30,977)
Distributions reinvested	5,409,356	138,243
Share repurchases	(4,234,322)	(107,977)
Early repurchase deduction	—	234
Net increase (decrease)	28,653,876	732,750
CLASS D
Subscriptions	1,438,639	36,765
Share transfers between classes	1,483	38
Distributions reinvested	95,041	2,429
Share repurchases	(157,352)	(4,013)
Early repurchase deduction	—	11
Net increase (decrease)	1,377,811	35,230
Total net increase (decrease)	96,394,517	$2,465,346

	For the nine months ended September 30, 2024
	Shares	Amount
CLASS I
Subscriptions	220,310,468	$5,618,350
Share transfers between classes	3,956,845	101,404
Distributions reinvested	30,888,335	787,774
Share repurchases	(48,033,808)	(1,225,970)
Early repurchase deduction	—	947
Net increase (decrease)	207,121,840	5,282,505
CLASS S
Subscriptions	94,238,847	2,402,991
Share transfers between classes	(3,993,771)	(102,323)
Distributions reinvested	14,915,967	380,424
Share repurchases	(12,645,990)	(322,819)
Early repurchase deduction	—	468
Net increase (decrease)	92,515,053	2,358,741
CLASS D
Subscriptions	6,215,313	158,603
Share transfers between classes	36,926	919
Distributions reinvested	236,447	6,032
Share repurchases	(664,268)	(16,963)
Early repurchase deduction	—	22
Net increase (decrease)	5,824,418	148,613
Total net increase (decrease)	305,461,311	$7,789,859
Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
July 17, 2024	July 31, 2024	August 27, 2024	0.2200	198,554
August 20, 2024	August 31, 2024	September 27, 2024	0.2200	204,327
September 19, 2024	September 30, 2024	October 23, 2024	0.2200	210,943
			$1.9800	$1,700,840

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
July 17, 2024	July 31, 2024	August 27, 2024	0.2019	90,392
August 20, 2024	August 31, 2024	September 27, 2024	0.2019	92,814
September 19, 2024	September 30, 2024	October 23, 2024	0.2019	95,008
			$1.8174	$778,887

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
July 17, 2024	July 31, 2024	August 27, 2024	0.2147	4,363
August 20, 2024	August 31, 2024	September 27, 2024	0.2147	4,479
September 19, 2024	September 30, 2024	October 23, 2024	0.2147	4,602
			$1.9323	$36,237
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
Borrowings
As of September 30, 2024 and December 31, 2023, we had an aggregate principal amount of $26,657.5 million and $23,407.8 million, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $9,565.0 million and $5,370.8 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2024 and December 31, 2023, we estimate that $750.7 million and $399.5 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
As of September 30, 2024 and December 31, 2023, $502.5 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2024, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Intermediary Manager Agreement; and
•the Expense Support and Conditional Reimbursement Agreement.
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
Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2024 have been characterized by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the wars in Ukraine and Russia and in the Middle East.
During 2023 and throughout the first three quarters of 2024, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including maintaining elevated interest rates. Despite the Federal Reserve’s interest rate reductions during the third quarter and first half of the fourth quarter, interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023, which continues to create further uncertainty for the economy and for our borrowers. Future decreases in benchmark interest rates may adversely impact our investment income. Although our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Although additional interest rate increases are not expected in the near term, during periods in which interest rates rise further, our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes with respect to interest rates or inflation.
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
As of September 30, 2024, 99.7% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$1,781,462	$(716,502)	$1,064,961
Up 200 basis points	1,187,642	(477,668)	709,974
Up 100 basis points	593,821	(238,834)	354,987
Down 100 basis points	(593,271)	238,834	(354,437)
Down 200 basis points	(1,186,364)	477,668	(708,696)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on July 18, 2024, August 21, 2024 and September 20, 2024 for information about unregistered sales of our equity securities during the quarter.
During the three months ended September 30, 2024, approximately 21,525,119 Common Shares were repurchased for a total value of $548.2 million (net of Early Repurchase Deduction).
The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase plan during the three months ended September 30, 2024:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
August 30, 2024	21,482,182	1.6%	$25.50	September 30, 2024	$547,076	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)All repurchase requests were satisfied in full.
(3)Amounts shown net of Early Repurchase Deduction
Additionally, the Company repurchased 42,937 Common Shares at a price per share of $25.53 (which represented the net asset value per share as of August 31, 2024), for a total amount repurchased of $1.1 million during the three months ended September 30, 2024.
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
Change of Adviser and Appointment of Sub-Adviser
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the Investment Advisory Agreement to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement.
Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
Change of Administrator and Appointment of New Sub-Administrator
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement.
Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the Sub-Administration Agreement with State Street Bank and Trust Company from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025.
These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

4.1
Fourteenth Supplemental Indenture, dated as of September 26, 2024, relating to the 4.950% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 26, 2024).

4.2
Fifteenth Supplemental Indenture, dated as of September 26, 2024, relating to the 5.250% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 26, 2024).

4.3	Form of 4.950% Notes due 2027 (included in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 26, 2024 and incorporated by reference).

4.4	Form of 5.250% Notes due 2030 (included in Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 26, 2024 and incorporated by reference).

4.5
Registration Rights Agreement, dated as of September 26, 2024, relating to the 4.950% Notes due 2027, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and RBC Capital Markets, LLC as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed on September 26, 2024).

4.6
Registration Rights Agreement, dated as of September 26, 2024, relating to the 5.250% Notes due 2030, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Wells Fargo Securities, LLC, Barclays Capital Inc., J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc. as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on September 26, 2024).

10.1
Amendment No. 3, dated August 6, 2024, to the Amended and Restated Senior Secured Credit Agreement dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.2	Second Amended and Restated Investment Advisory Agreement between the Company and the New Adviser, dated November 7, 2024, and effective as of January 1, 2025.*

10.3	Sub-Advisory Agreement between the Company, the New Adviser and the Adviser, dated November 7, 2024, and effective as of January 1, 2025.*

10.4	Administration Agreement between the Company and the New Administrator, dated November 7, 2024, and effective as of January 1, 2025.*

10.5	Sub-Administration Agreement between the New Administrator and the Administrator, dated November 7, 2024, and effective as of January 1, 2025.*

10.6	Amended and Restated Distribution Reinvestment Plan, effective as of November 7, 2024.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description of Exhibits

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Blackstone Private Credit Fund

Date:	November 13, 2024	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2024	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2024	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)