Form 10-K
period 2024-12-31
Blackstone Private Credit Fund
filed 2025-03-14
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Class I Common shares of beneficial interest, par value $0.01
Class S Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒   No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
The number of Common Shares outstanding as of March 10, 2025 was 1,084,507,118, 519,557,397, and 25,091,284 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude March 1, 2025, subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to macroeconomic effects;
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
•As required by the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
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
•Economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.
•Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or defaults on such debt.
•We may be exposed to risks associated with investments in underlying investment companies or BDCs.
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
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.
Risks Related to an Investment in the Common Shares
•The value of your investment in us may be reduced in the event our assets under-perform.
•An investment in our shares involves a high degree of risk, our net asset value (“NAV”) may fluctuate significantly, and our shares will have limited liquidity.
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

PART I
Item 1. Business.
Our Company
Blackstone Private Credit Fund (together with its consolidated subsidiaries, “BCRED” or the “Company,” “we,” “us,” or “our”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We are externally managed by an affiliate of Blackstone Inc. (“Blackstone”). Our adviser, Blackstone Credit BDC Advisors LLC (the “Adviser”), is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone, “Blackstone Credit & Insurance” or “BXCI”). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the amended and restated investment advisory agreement dated August 2, 2022 (as amended and restated, the “Investment Advisory Agreement”) to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser became the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement. Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser became the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator became the Company’s administrator pursuant to the New Administration Agreement. Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP became one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (“State Street Sub-Administrator”) from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025. These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We believe that Blackstone’s investment platform provides us with a competitive advantage in selecting investments, and to achieve our investment objectives, we will leverage the Adviser’s investment team’s and Blackstone’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objectives.

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
Most of our investments are in U.S. private companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in U.S. private companies) we also expect to invest to some extent in European and other non-U.S. companies, but we do not expect to invest in emerging markets. We may invest in companies of any size or capitalization. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit & Insurance funds. We generally will co-invest with other Blackstone Credit & Insurance funds.
BDCs are subject to certain restrictions applicable to investment companies under the 1940 Act. As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.
The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans, unitranche loans and senior secured bonds in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, may carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by S&P Global Ratings).
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

To seek to enhance our returns, we use and continue to expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We use and continue to expect to use leverage in the form of borrowings, including loans from certain financial institutions and issuances of debt securities. We may also use leverage in the form of the issuance of preferred shares or by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. Additionally, some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings” and “Item 1A. Risk Factors—Our portfolio companies may be highly leveraged.” We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar.
We are currently offering on a continuous basis up to $45.0 billion of Common Shares pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.
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
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates” and “—Allocation of Investment Opportunities and Potential Conflicts of Interest” for more information.
Our Administrator
Blackstone Alternative Credit Advisors LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of our Administrator are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and other expenses incurred by the Administrator in connection with administrative services performed for us. See “Administration Agreement” for more information.
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
Blackstone’s four business segments are real estate, private equity, credit and insurance, and multi-asset investing. Blackstone Credit & Insurance is an expansive, fully integrated credit platform, that includes private and liquid credit, infrastructure and asset based credit and insurance businesses. As of December 31, 2024, Blackstone had total assets under management (“AUM”) of more than $1.1 trillion and Blackstone Credit & Insurance had total AUM of $376 billion.
Blackstone Credit & Insurance, through its affiliates, employed 638-people headquartered in New York and in offices globally as of December 31, 2024. Blackstone Credit & Insurance’s 376-person investment team also includes a 96-person Office of the Chief Investment Officer (“CIO”) team, which consists of individuals focused on Underwriting & Execution, Capital Formation, Asset Allocation, Structuring, Asset Management, Portfolio Insights, and Portfolio Analytics.
Blackstone Credit & Insurance’s Senior Managing Directors have on average 24-years of industry experience. The Company brings Blackstone Credit & Insurance’s preeminent credit-focused investment platform to the non-traded BDC industry.
Market Opportunity
We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.
Attractive Opportunities in Floating Rate, Senior Secured Loans
We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be collateralized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e., most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration. The senior secured loans we invest in will generally pay floating interest rates based on a variable base rate, such as the Secured Overnight Financing Rate (“SOFR”). By originating predominantly floating rate assets, the majority of which have a reference rate floor, and utilizing predominantly floating rate leverage, we aim to provide attractive yields even as the interest rate environment changes over time. We will seek to identify what we believe are compelling investment opportunities in floating rate, senior secured loans based on prevailing market conditions and continue to focus on current income and capital appreciation in an effort to generate attractive risk-adjusted returns for investors across various market environments.
Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit & Insurance. Private equity funds with strategies focused on North America had over $1.4 trillion of “dry powder” (i.e., uncalled capital commitments) (as published by Preqin as of December 31, 2024), which should similarly drive demand for private capital providers like Blackstone Credit & Insurance. This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, a more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit & Insurance benefits from greater flow of larger scale deals that have become increasingly available to the direct lending universe over traditional banks and other financing institutions.
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
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), as of December 31, 2024 private credit markets financed 247 leveraged buyouts (“LBOs”) (84% of total LBOs in 2024) compared to the publicly syndicated markets, which financed only 47 (16% of total LBOs in 2024). In addition, due to bank consolidation, the number of banks has also declined during the past several decades, furthering the lack of supply in financing to private companies.
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
Growing Opportunities in Europe. We believe the market for European direct lending provides attractive opportunities, with the asset class substantially growing over the past decade to now play an important role in the European sub-investment grade credit marketplace. Tailwinds observed in the North American market can be similarly found in the European market. Broadly, banks continue to face regulatory pressures on traditional lending activities meaning private credit can see sustained penetration. We also believe that the strong fundraising environment globally for private equity over the past few years will also continue to drive deal flow for European originated transactions. We anticipate that many of our opportunities to provide originated loans or other financing will be in connection with leveraged buyouts by private equity firms. Globally, private equity dry powder (uncalled capital commitments) currently stands at over $2.5 trillion (as published by Preqin as of December 31, 2024), which means that these private equity firms have a large amount of capital available to conduct transactions, which we believe will create debt financing opportunities for us.

We believe there are key features in Europe that are beneficial for investors and continued growth of private credit in the region. Although we believe the alternative credit market in Europe is still somewhat less developed compared to its U.S. counterpart, acceptance of private capital in Europe has grown substantially in recent years. Investing in Europe offers regional diversification across major economies such as the UK, Germany, Italy, France, and the Nordics. The opportunity set encompasses both leading global companies that are headquartered in Europe as well as premier regional European companies, which typically have established market shares that can be hard to displace given local barriers to entry such as language and regulation. We believe that having a scaled and experienced platform is critical to investing in Europe, given it is a more fragmented market requiring local expertise. Our European business has been on the ground for 18 years and our presence across 5 regional offices enables access to local deal flow and insights. We continue to see that larger companies are increasingly tapping into Europe’s maturing private credit market, which we believe favors managers like Blackstone Credit & Insurance given our ability to provide scaled financing solutions, in a section of the market where we see less competition in Europe amongst private credit lenders.
Blackstone Credit & Insurance Strengths
Blackstone Credit & Insurance is one of the world’s largest credit managers and a key player in the direct lending space. Blackstone Credit & Insurance has experience scaling funds across its platform that invest in all parts of the capital structure. Blackstone Credit & Insurance focuses on transactions where it can differentiate itself from other providers of capital, targeting large transactions and those where Blackstone Credit & Insurance can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit & Insurance has the scale and platform to effectively manage a North American private credit investment strategy, offering investors the following potential strengths:
Ability to Provide Scaled, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit & Insurance’s platform, with $376 billion of AUM as of December 31, 2024, and affiliation with Blackstone provide a distinct advantage in sourcing and deploying capital toward proprietary investment opportunities and provide a differentiated capability to invest in large, complex opportunities. Scale allows for more resources to source, diligence and monitor investments, and may enable us to move up market where there is often less competition and may allow us to negotiate more favorable terms for investments. As of December 31, 2024, Blackstone Credit & Insurance is invested in over 4,800 corporate issuers1 across portfolios globally and has over 400 sponsor and advisor relationships, which we believe provides invaluable insight and access to a broad and diverse set of investment opportunities. Blackstone Credit & Insurance’s focus on larger transactions and larger issuers is often associated with more established management teams and higher quality assets, which, in our experience, tend to better maintain their value through cycles and can serve to reduce investment risk. Blackstone Credit & Insurance offers its clients and borrowers a comprehensive solution across corporate and asset based, as well as investment grade and non-investment grade credit. Blackstone Credit & Insurance expects that in the current environment, where borrowers increasingly value the benefits of private credit, the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit & Insurance to command more favorable terms for its investments.
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
We believe that Blackstone Credit & Insurance can provide a significant pipeline of investment opportunities for us. Blackstone Credit & Insurance has a strong trading presence and actively monitors thousands of companies across the public and private markets through its $114 billion Liquid Corporate Credit platform, and as a result has deep insight across sectors and industries. Furthermore, we believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit & Insurance as a partner and counterparty of choice, providing us with attractive sourcing capabilities. In Blackstone Credit & Insurance’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
1 Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

The Blackstone Credit & Insurance team has dedicated sector coverage across technology, healthcare and business services and is focused on making investments in what we characterize as “good neighborhoods,” which are industries we believe are experiencing favorable tailwinds. In addition, the Blackstone Credit & Insurance team is able to leverage the expertise of other parts of Blackstone’s business that specialize in these fields.
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
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit & Insurance Value Creation Program. Blackstone Credit & Insurance has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and we believe our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit & Insurance has access to the significant resources of the Blackstone platform, including the Blackstone Credit & Insurance Value Creation Program (the “Value Creation Program”), a global platform that intends to help Blackstone Credit & Insurance investments create meaningful value by leveraging the scale, network and expertise within the Blackstone platform. Specifically, the Value Creation Program focuses on three areas of improvement: (i) reducing costs by leveraging the scale and purchasing power of Blackstone through the Group Purchasing Organization (GPO), preferred partnerships and the Blackstone Sourcing Center; (ii) helping to create revenue generating opportunities from Value Creation Program introductions, which includes a network of over 400 Blackstone portfolio companies as of December 31, 2024; and (iii) providing valuable access to industry and functional experts within the Blackstone organization (including the Blackstone Portfolio Operations team which consists of over 100 internal resources as of December 31, 2024) who are focused on areas such as cybersecurity, sustainability, data science, healthcare, human resources, information technology, among others, and the network among portfolio companies.
Through the Value Creation Program, which the Company’s portfolio companies can fully access, Blackstone has created $5 billion in illustrative value across Blackstone Credit & Insurance portfolio companies.2
Flexible Investment Approach. Blackstone Credit & Insurance believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit & Insurance’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit & Insurance has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit & Insurance will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
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
2 Numbers presented are since inception of the Value Creation Program in 2016. Figures presented are based on data reported by portfolio companies and assets and not from financial statements of portfolio companies. While the data reported by portfolio companies and assets is believed to be reliable for purposes used herein, it is subject to change, and Blackstone has not fully verified, and does not assume responsibility for, the accuracy or completeness of this information. Represents the sum of (a) estimated identified total cost reduction opportunities at the time cost is benchmarked with portfolio companies multiplied by the average enterprise value multiple across the portfolio, by finding the mean of the enterprise value multiples at time of BXCI’s initial investments, and (b) total revenue from introductions across Blackstone portfolio companies multiplied by earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin and multiple at investment of the portfolio company, with the exception of significantly longer term projects (projects that are greater than or equal to 10 years in project duration) in which total revenue is multiplied by EBITDA margin. Estimates assume revenue enhancements and costs savings directly improve enterprise value or EBITDA margins and that such revenue gains or cost savings will endure for the period of time implied by multiples.

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
Strong Investment Track Record. Blackstone Credit & Insurance’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit & Insurance. Since 2005 through December 31, 2024, Blackstone Credit & Insurance has provided over $220 billion in capital in privately-originated transactions.3 Blackstone Credit & Insurance believes that the depth and breadth of its team provides it with a competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other non-publicly traded BDCs, with low management fees, expenses, and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other non-publicly traded BDCs.
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
•employing a defensive investment approach focused on long-term credit performance and principal protection, generally lending on what the Adviser believes are (i) protective multiples of the borrower’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) to its interest coverage obligations, (ii) conservative loan-to-value ratios and (iii) favorable financial covenant protections;
•focusing primarily on loans and securities of private U.S. companies, including syndicated loans, specifically larger and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;
3 Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.

•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio; and
•utilizing the power and scale of Blackstone and the Blackstone Credit & Insurance platform to offer operational expertise to portfolio companies through the Value Creation Program.
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
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to seven years, we expect the majority to be redeemed or sold prior to maturity. These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
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

Sourcing and Origination
The private credit investment team, comprised of 103 dedicated investment professionals as of December 31, 2024, is responsible for establishing regular dialogue with, and coverage of, the financial advisory, corporate issuer, financial sponsor, legal and restructuring communities. The team also has regular contact with Wall Street firms, business brokers, industry executives and others who help identify direct origination investment opportunities. Blackstone Credit & Insurance seeks to be a value-added partner to its counterparties in connection with their capital needs, and believes that these relationships have driven, and will continue to drive, substantial proprietary deal flow and insight into investment opportunities.
The Company seeks to generate investment opportunities primarily through direct origination channels. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what it believes to be attractive investment characteristics. Blackstone Credit & Insurance’s team has over 400 sponsor and advisor relationships with a primary focus on what it believes are the largest, highest quality, and most well-capitalized sponsors and advisors, leading to substantial repeat counterparties and making Blackstone Credit & Insurance a partner of choice to these sponsors. In addition to the depth and breadth of Blackstone Credit & Insurance’s relationships, sponsor and advisor partners also seek to transact with Blackstone Credit & Insurance due to its value-add through the Value Creation Program by not only helping companies with operational support, but also potentially enhancing revenue generation and cost savings opportunities for Blackstone Credit & Insurance’s portfolio companies, all of which further contribute to our origination efforts. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a $114 billion Liquid Corporate Credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance is invested in over 4,800 corporate issuers4 across its $376 billion platform which we believe offers us deep insight across all sectors and industries in our market.
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
4 As of December 31, 2024. Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

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
The Investment Committee utilizes a consensus-driven approach and includes long-tenured professionals that have been with Blackstone Credit & Insurance on average of approximately 15 years and have approximately 23 years of industry experience: Brad Marshall, Michael Zawadzki, Michael Carruthers, Brad Colman, Justin Hall, Robert Horn, Valerie Kritsberg, Daniel Leiter, Ferdinand Niederhofer, Daniel Oneglia, Robert Petrini and Louis Salvatore. For transactions above certain size parameters, others who participate in the Investment Committee process include members of Blackstone senior leadership, Jonathan Gray, Michael Chae, Vikrant Sawhney, and Kenneth Caplan, as well as others on the investment team responsible for conducting due diligence, and other senior members of Blackstone Credit & Insurance and broader Blackstone. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to the CIO or Portfolio Manager of a strategy or fund.

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
While the initial investment team remains primarily responsible for the collection, analysis, and dissemination of financial information received from portfolio companies, portfolio managers and members of the Office of the CIO, which consists of 96 professionals as of December 31, 2024, also review portfolio reporting on a daily, weekly, and monthly basis to identify early signs of outperformance or underperformance.
Blackstone Credit & Insurance maintains several formal forums to review and monitor the portfolio. Quarterly portfolio reviews are conducted to identify broad trends across the portfolio and assess recent performance. Blackstone Credit & Insurance conducts industry-specific reviews across both our private and liquids businesses to provide in-depth insights into particular sectors, bringing together comprehensive insights across our platform. In addition, bi-weekly portfolio screening committees and monthly Watch List Committee meetings are used for in-depth reviews of credits.
In instances of weaker than expected performance, members of the Office of the CIO, including over 20 professionals dedicated to asset management, may work closely with deal teams to review and diligence the source of underperformance, re-underwrite the business, and develop a comprehensive strategy for go-forward management of the position. Blackstone Credit & Insurance’s Asset Management Group, housed within the Office of the CIO, comprises a team of functionally-oriented professionals focused on three verticals: Financial Solutions, Operational Asset Management, and Legal / Restructuring. Financial Solutions provides detailed financial analysis, re-underwriting capabilities, and support for portfolio companies such as cash flow estimates or other financial management tools, as needed. Operational Asset Management assesses portfolio company processes, management, and operational capabilities to support and drive operational improvements. Operational Asset Management also is responsible for our Value Creation Program, which leverages the scale of the broader Blackstone platform in order to improve operations and profitability at Blackstone Credit & Insurance portfolio companies.

Financial reporting for portfolio companies is reviewed on a daily, weekly and monthly basis by deal teams and members of the Office of the CIO, including the Asset Management Group. Blackstone Credit & Insurance utilizes a series of proprietary portfolio dashboards and automated reports to ensure responsible parties receive detailed information on a timely basis. Each week, all financial reporting results across the portfolio are aggregated and distributed to the portfolio management team for review. Portfolio company performance updates, including recent developments and go-forward action plans for underperforming assets, are reviewed at bi-weekly portfolio screening committee and monthly Watch List Committee meetings, which include members of the Investment Committee. Our formal Watch List, which is managed by the Office of the CIO, is reviewed at monthly Watch List Committee meetings, with interim updates as needed. The Watch List Committee is comprised of members of the Investment Committee and includes investment professionals from both our Liquid Credit and Private Credit businesses. On a quarterly basis, the watch list is also reviewed in depth with Blackstone senior management including President and Chief Operating Officer Jonathan Gray, Chief Financial Officer Michael Chae, and Global Co-Chief Investment Officer Kenneth Caplan.
Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, the Board reviews the valuation recommendations of the Audit Committee of the Board (the “Audit Committee”) and determines the fair value of each investment in the portfolio in good faith, based on the input of the Audit Committee, the Adviser’s valuation committee and where applicable, the independent valuation firms and other external service providers, based on procedures adopted by, and subject to the supervision of, the Board.
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

Investments
As of December 31, 2024 the fair value of our investments was $68,419.8 million in 603 portfolio companies. The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$62,076,029	$61,455,274	89.8%
Second lien debt	2,790,046	2,723,460	3.9
Unsecured debt	179,863	177,801	0.3
Structured finance obligations - debt instruments	582,324	590,509	0.9
Structured finance obligations - equity instruments	137,250	141,139	0.2
Investments in joint ventures	1,932,706	1,914,411	2.8
Equity and other (1)(2)	1,287,453	1,417,183	2.1
Total	$68,985,671	$68,419,777	100.0%
(1)Includes equity investment in SLC.
(2)“Other” includes warrants.
As of December 31, 2024 the Company had unfunded commitments, including delayed draw term loans and revolvers, in the aggregate principal amount of $10,804.0 million.
See the Consolidated Schedule of Investments as of December 31, 2024, in our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
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
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to our shareholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024, the Company’s asset coverage was 226.5%.
Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related To Our Business And Structure.”
Non-Exchange Traded, Perpetual-Life BDC
The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Fifth Amended and Restated Declaration of Trust (the “Declaration of Trust”) or otherwise to effect a liquidity event at any time.

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
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such issuance. On August 26, 2020, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
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
Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.
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
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.
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
Administration Agreement
Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for certain costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in the Investment Advisory Agreement and the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has utilized, and in the future will continue to utilize, the State Street Sub-Administrator to assist in the provision of administrative services. The State Street Sub-Administrator receives compensation from the Administrator for its sub-administrative services under the State Street Sub-Administration Agreement.
The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Excluded from the allowable reimbursement shall be (i) rent or depreciation, utilities, capital equipment, and other administrative items of the Administrator, and (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any Controlling Person of the Administrator. With respect to reimbursements under the Administration Agreement, the term “Controlling Person” shall mean a person, whatever his or her title, who performs functions for the Administrator similar to those of (a) the chairman or other member of a board of directors, (b) executive officers or (c) those holding 10% or more equity interest in the Administrator, or a person having the power to direct or cause the direction of the Administrator, whether through the ownership of voting securities, by contract or otherwise.

Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority outstanding voting securities, which means the lesser of (1) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (2) more than 50% of the outstanding voting securities of such company. In addition, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice, without payment of any penalty. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
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
Description of Our Shares
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
We pay the Intermediary Manager selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class S shares equal to 0.85% per annum of the beginning net assets attributable to Class S shares as of the first calendar day of the month. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.
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

We pay the Intermediary Manager selling commissions over time as a shareholder servicing fee with respect to our outstanding Class D shares equal to 0.25% per annum of the beginning net assets attributable to Class D shares as of the first calendar day of the month. The shareholder servicing fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all of the shareholder servicing fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing fees to the extent a broker is not eligible to receive it for failure to provide such services.
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
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our tax treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of the sum of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) and net tax-exempt income. See “Description of our Shares” and “Material U.S. Federal Income Tax Considerations.”
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
The shareholder servicing and/or distribution fees will be paid monthly in arrears. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under FINRA rules. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
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
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.
The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.
To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in clause 3(b) above).
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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.
A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November, or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.
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
Reporting Obligations and Available Information
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statements on Schedule 14A, and our trustees, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 16(a) of the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. We have made available free of charge on our website (www.bcred.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K and our governing documents.
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
Effective January 1, 2025, all references in “Item 1A. Risk Factors” to the “Adviser” shall refer to both Blackstone Private Credit Strategies LLC, in its capacity as the Company's investment adviser, and Blackstone Credit BDC Advisors LLC, in its capacity as the Company's investment sub-adviser, and all references to the "Administrator" shall refer to both Blackstone Private Credit Strategies LLC, in its capacity as the Company's administrator, and Blackstone Alternative Credit Advisors LP, in its capacity as one of the Company's sub-administrators.
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
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates as well as the persons and firms our Adviser may retain to provide services on our behalf. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit & Insurance and its senior management team. The departure of any members of Blackstone Credit & Insurance’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
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
There is increasing competition among financial sponsors, investment banks and other investors for hiring and retaining qualified investment professionals, and there can be no assurance that the Adviser will be able to find qualified investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days' written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser. If the Investment Advisory Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives. Furthermore, we may incur certain costs in connection with a termination of the Investment Advisory Agreement.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks and others, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies and certain other private assets in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter-end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter-end process.

As part of the valuation process, we will generally take into account relevant factors in determining the fair value of the Company’s investments, without market quotations, many of which are loans, including and in combination, as relevant: (i) the portfolio company’s ability to make payments based on its earnings and cash flow,(ii) the estimated enterprise value of a portfolio company, (iii) the nature and realizable value of any collateral, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from what was previously the value, and such differences could be material.
Although we have implemented a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.
Our Board may amend or suspend the share repurchase program at any time in its discretion (including to offer to purchase fewer shares). Shareholders may not be able to sell their shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions, if any, might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our prior offerings or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of our prior offerings or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.
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
As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.
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
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to sustainability matters, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
Conversely, potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.

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
We, the Adviser and its affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
Our business and the businesses of the Adviser and its respective affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.
We, the Adviser and its respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Adviser, our investments or other investments the Adviser or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Adviser or its affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser or any of its affiliates are required to disclose sensitive business information or alter business practices.
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
In light of past market conditions in the U.S. and global financial markets, the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which instituted a wide range of reforms that have impacted all financial institutions to varying degrees. Because these requirements are relatively new and evolving, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our shareholders.
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
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward.
Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “E.U.”), instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, concern as to whether China’s stimulus measures will effectively stabilize its slowing economic growth, or the ongoing conflicts in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. For example, in the United States, the current presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers. In that connection, certain countries subject to those changes have expressed an intent to impose similar measures in return. Additionally, certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

In addition, severe public health events, such as those caused by the COVID‐19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening the well‐being and morale of personnel involved in our operations and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of any collateral securing our senior secured debt in 2024 and may continue to impact such collateral in 2025. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
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
Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, particularly in emerging economies, and may do so in the future. Wages and prices of inputs increase during periods of inflation which can negatively impact returns on our investments. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on levels of economic activity.
We may be impacted by general global economic and market conditions.
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
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the ongoing conflict between Russia and Ukraine and the conflict and escalating tensions in the Middle East could have a negative impact on those countries and others in those regions. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under oversight of, our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
Terrorist attacks, acts of war or natural disasters may adversely affect our operations.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the ongoing conflicts in the Middle East and Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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
Our operations are highly dependent on technology platforms and we rely heavily on Blackstone’s and its affiliates’ analytical, financial, accounting, communications and other data processing systems. Blackstone’s and its affiliates’ systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or its affiliates’ systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on Blackstone’s and/or its affiliates’ systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
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
Cybersecurity and data protection have become top priorities for regulators around the world. Many jurisdictions in which we, Blackstone and/or its affiliates operate have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples, the General Data Protection Regulation in the European Union, the U.K. Data Protection Act, and the California Privacy Rights Act. For example, in February 2022, the SEC proposed rules regarding registered investment advisers' and funds' cybersecurity risk management requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings and prompt reporting of incidents to the SEC, which, if adopted, could increase our compliance costs and potential regulatory liability related to cybersecurity. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
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
Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to reclassify the Board, to impose advance notice bylaw provisions for trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Certain provisions of our Declaration of Trust could deter takeover attempts.
Our Declaration of Trust contains anti-takeover provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company or to change the composition of our Board. Our Board is divided into three classes of trustees serving staggered three-year terms. This provision could delay for up to two years the replacement of a majority of our Board of Trustees.

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
Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to elevated interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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
Mezzanine Loans. Mezzanine debt securities generally will be unrated or have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. While mezzanine debt investments and other loans or unsecured investments can benefit from the same or similar covenants as those enjoyed by the indebtedness ranking more senior to such investments and can benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms might not be part of particular investments (for example, such investments might not be protected by financial covenants or limitations upon incurrence of additional indebtedness by the issuer). Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of elevated interest rates or an economic downturn) could adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, can also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.

Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations applicable to such investments, including regulations that require the retention of credit risk associated with certain CLOs, and other investments. Risk Retention Vehicles will be structured to satisfy such retention requirements by purchasing and retaining the percentage of CLO notes prescribed under applicable retention requirements (the “Retention Notes”) or as otherwise may be required under applicable laws and regulations. For the avoidance of doubt, the term Risk Retention Vehicles does not include vehicles that are deemed to be controlled by the Adviser or its affiliates but does include Risk Retention Vehicles we control.
Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. and/or the E.U. retention requirements may allow for better economics for us (including through fee rebate arrangements). For example, these types of investments may create stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for a specified period. U.S. retention requirements prescribe the holding period to be the longer of (x) the period until the CLO has paid down its securities to 33% of their original principal amount, (y) the period until the CLO has sold down its assets to 33% of their original principal amount and (z) two years after the closing of the CLO. On the other hand, the E.U. retention requirements prescribe the holding period to be the lifetime of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation. A breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the E.U. retention requirements, in claims being brought against the retaining party.
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
We may be exposed to risks associated with investments in underlying investment companies or BDCs.
The Company may invest in underlying investment companies or BDCs, in which case a shareholder’s investment in the Company will be affected by the investment policies and decisions of each underlying investment company in direct proportion to the amount of the Company’s assets that are invested in each underlying investment company. The securities of the underlying investment companies or BDCs in which the Company invests or plans to invest may be illiquid. Subscriptions to purchase the securities of underlying investment companies or BDCs are typically subject to restrictions or delays. There is no regular market for interests in many underlying investment companies or BDCs or their portfolio companies, which typically must be sold in privately negotiated transactions. Any such sales would likely require the consent of the manager of the applicable underlying investment companies or BDCs or the board of the portfolio company, and could occur at a discount to the stated NAV. If the Adviser determines to cause the Company to sell its interest in an underlying investment company or BDC, the Company may be unable to sell such interest quickly, if at all, and could therefore be obligated to continue to hold such interest for an extended period of time, or to accept a lower price for a quick sale.
Some funds in which the Company may invest may impose restrictions on when an investor may withdraw its investment or limit the amounts an investor may withdraw. To the extent that the Adviser seeks to reduce or sell out of its investment at a time or in an amount that is prohibited, the Company may not have the liquidity necessary to participate in other investment opportunities or may need to sell other investments that it may not have otherwise sold.
We are exposed to risks associated with changes in interest rates.
We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our ability to make investments, the value of our investments and our ability to realize gains from the disposition of investments and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.
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
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, in general, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

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
We are subject to risks related to sustainability matters.
In evaluating potential investments, the Adviser considers opportunities and risk related to material sustainability factors. Although the Adviser’s consideration of sustainability factors is intended to aid the Adviser in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Adviser’s consideration of sustainability factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause the Adviser to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities. Further, although the Adviser views application of its sustainability framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that any consideration of sustainability factors or engagement with portfolio companies on sustainability, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.
In addition, some investors may evaluate potential investments in part based on third-party environmental, social and governance (“ESG”) rating systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us or other companies accurately. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our shareholders, they may choose not to invest in our Common Shares. Relatedly, adverse performance or incidents with respect to sustainability matters or negative ESG ratings or assessments could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.

Rules, regulations and stakeholder expectations concerning sustainability matters have been subject to increased attention and shifting focus in recent years. Some of these changes have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results.
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
Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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
The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession. In recent years, we have experienced periods of economic slowdown and in some instances, contraction, as countries and industries around the globe grappled with the short- and long-term economic impacts of elevated inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, the COVID-19 pandemic and volatility in global capital markets.
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
Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize. We may concentrate our investments in issuers that are part of the software industry, which currently represent more than 25% of our total investments at fair value. Such concentration may change as a result of additional investments in, or divestment of investments in, the software industry and/or fluctuations in the fair value of our investments in the software industry and other industries.
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
The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules or changes in administration of such laws and rules could force our portfolio companies engaged in healthcare to change reserve levels or change how they do business, and could also restrict revenue, increase costs and impact liquidity.
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
We are subject to risks associated with investing in portfolio companies that derive a significant portion of their revenue from government contracts.
Some of our portfolio companies may derive a significant portion of their revenues from government contracts. When such contracts with government entities expire, they may be opened for bidding by competing service providers, and there is no guarantee that our portfolio companies’ contracts will be renewed or extended. If, as a result of government budgetary cuts, any of our portfolio companies’ government contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis; if payments due to our portfolio companies under contracts with government entities are delayed due to administrative backlogs or budgetary constraints; or if any of our portfolio companies receive an adverse finding or review resulting from an audit or investigation, the stability and financial performance of these companies, including their ability to service or repay debt, could be materially and adversely impacted. As a result, any disruptions to these contracts may in turn negatively affect the value of our investments and our overall returns. Furthermore, a reduction in U.S. government contracting may limit investment opportunities and negatively impact our ability to generate expected returns.
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
We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because the Company may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
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
Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment and/or cash management purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future. We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.
Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to repurchase. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, the Company’s NAV will decline, and, in some cases, we may be worse off than if we had not used such instruments.
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
Certain categories of credit default swaps are subject to mandatory clearing, and more categories may be subject to mandatory clearing in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared over-the-counter derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations (including, but not limited to, financial obligations and legal obligations to segregate margins collected by the clearing house) to the Company. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives are considered as part of the value at risk provisions of Rule 18f-4. See “— Risks Related to Debt Financing.”
We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders. The Dodd-Frank Act could adversely impact an issuer’s ability to hedge risks associated with the Company’s investments.
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
Recent trends in the market generally, including technological developments in artificial intelligence, have disrupted the industry with technological or other innovations. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect the Company and/or its portfolio companies or alter the market practices that help frame its strategy. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
We may invest through various joint ventures.
From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “—When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.”
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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate consistent with its fiduciary duties and the 1940 Act. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
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
Affiliates of the Adviser have purchased, and in the future expect to purchase, our equity or debt securities. The Adviser and its affiliates will not acquire our equity securities with the intention to resell or re-distribute such shares but may do so with respect to our debt securities. The purchase of such securities by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

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
Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
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
As a result of meeting the annual distribution requirement to qualify for taxation, as a RIC under the Code, we may need to periodically access the capital markets to raise cash in order to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate's loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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

E.Risks Related to Debt Financing
When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.
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
Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
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
Certain provisions of the Company’s outstanding notes (the “Notes”) issued by us could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes may have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such Notes. These provisions could discourage an acquisition of us by a third party.
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
The trading market or market value of our issued debt securities may fluctuate.
Our issued debt securities may or may not have an established trading market. We cannot assure our noteholders that a trading market for our issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our issued debt securities. These factors include, but are not limited to, the following:
•the time remaining to the maturity of these debt securities;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the ratings assigned by national statistical ratings agencies;
•the general economic environment;
•the supply of debt securities trading in the secondary market, if any;
•the redemption or repayment features, if any, of these debt securities;
•the level, direction and volatility of market interest rates generally; and

•market rates of interest higher or lower than rates borne by the debt securities.
Our noteholders should also be aware that there may be a limited number of buyers when they decide to sell their debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.
Terms relating to redemption may materially adversely affect our noteholders’ return on any debt securities that we may issue.
If our noteholders’ debt securities are redeemable at our option, we may choose to redeem their debt securities at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In addition, if our noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem their debt securities also at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In this circumstance, our noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholder (1)	(24.09)%	(14.92)%	(5.74)%	3.43%	12.60%
(1)Based on (i) $71.3 billion in total assets as of December 31, 2024, (ii) $30.7 billion in outstanding indebtedness, at par, as of December 31, 2024, (iii) $38.9 billion in net assets as of December 31, 2024 and (iv) the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) of 7.27% as of December 31, 2024
Based on an outstanding indebtedness, at par, of $30.7 billion as of December 31, 2024 and the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting), of 7.27% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.13% to cover annual interest payments on the outstanding debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

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
For the CLOs we create we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC tax treatment, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our RIC tax treatment, which would have a material adverse effect on an investment in the shares.
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
To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. If we do not qualify for or maintain our RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Furthermore, we have elected to amortize market discount and include such amounts in our taxable income on a current basis, instead of upon disposition of the applicable debt obligation.
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
The Independent Trustees of our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so shareholders will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Blackstone Credit & Insurance. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
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
Events affecting economic conditions in the U.S. and/or elsewhere or globally, such as the general negative performance of the credit sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S banking system, or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East), extreme weather events (including climate change, hurricanes, wild fires, earthquakes and floods) or the spread of infectious illness, pandemics or other public health emergencies, could cause our shareholders to seek the repurchase of their shares pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
In addition, shareholders have and may continue to seek, and certain financial intermediaries have and may continue to recommend to their clients that they seek, to repurchase some or all of the shares of our Common Shares that they hold. A significant volume of repurchase requests in a given period, can cause requests to exceed the amount we offer to repurchase each quarter under our share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period (including relative to our quarterly repurchase target amount). See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”
Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.
The Adviser, Blackstone Credit & Insurance, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit & Insurance, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The following list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.

For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:
“Other Blackstone Credit & Insurance Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Other Blackstone Credit & Insurance Clients own interests) that Blackstone Credit & Insurance may establish, advise or sub-advise from time to time and to which Blackstone Credit & Insurance provides investment management or sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone Credit & Insurance to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided, that for the avoidance of doubt, “Other Blackstone Credit & Insurance Clients” shall not include Blackstone Credit & Insurance in its role as principal of any account, including any such accounts for which Blackstone Credit & Insurance or an affiliate thereof acts as an adviser.
“Blackstone Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other Blackstone Credit & Insurance Clients), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an adviser.
“Other Clients” means, collectively, Other Blackstone Credit & Insurance Clients and Blackstone Clients.
Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit & Insurance may create a greater incentive for Blackstone Credit & Insurance to operate the Company in a riskier, more speculative or other manner that is less favorable to the shareholders or time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit & Insurance and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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
The Firm’s Policies and Procedures. The Firm has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions are expected to reduce the synergies across the Firm’s various businesses that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Firm has many different asset management and advisory businesses, including private equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units or segments at the Firm, the Firm has implemented certain policies and procedures (e.g., information wall policy) regarding the sharing of information that could reduce the positive synergies that the Company expects to utilize for purposes of identifying and managing attractive investments. For example, the Firm will from time to time come into possession of material non-public information with respect to companies, including companies in which the Company has investments or might be considering making an investment or companies that are clients of the Firm. As a consequence, that information, which could be of benefit to the Company, is likely to be restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at the Firm. Personnel of the Firm could be unable, for example, to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser could also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Client has or has considered making an investment or which is otherwise a client of the Firm will have the potential to restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm could enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, could require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time and attention to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities have the potential to be in competition with the Company and/or to involve substantial time and resources of the Adviser. Firm personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit & Insurance’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit & Insurance and Blackstone Credit & Insurance personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit & Insurance can share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit & Insurance personnel can share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit & Insurance’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit & Insurance’s judgment in this regard.
In addition, professionals of the Adviser are expected to participate in a Blackstone-sponsored program whereby any professional of the Adviser may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include carried interest generated by a fund managed by such other business unit of Blackstone (or potentially even in a third-party fund manager). While not expected to be material, the amount of any carried interest or other compensation received in connection with any such program could ultimately be material and could involve a variety of conflicts of interest relating to such professional’s responsibilities with respect to the Company, the incentive they would have to refer transactions to other Blackstone business units, and the financial interests they could have in Other Clients (including those that could invest in the same portfolio companies as the Company or could transact with the Company, for example in cross transactions) as a result of their participation in the aforementioned program.
Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser are likely to have a greater financial interest in the performance of such Other Clients or accounts than the performance of the Company. Such involvement is expected to create conflicts of interest in making investments on behalf of the Company and such Other Clients and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, credit funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority), which is expected to give rise to conflicts of interest related to misaligned interests between the Company and such persons. There could be situations in which such alternative investment funds invest in the same portfolio companies as the Company and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, the Company if permitted under the 1940 Act and other applicable law. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company and are not expected to receive notice should the Company make investments in which such persons hold direct or indirect interests. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in (or have business, financial, or other relationships with) industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Adviser and/or Blackstone Credit & Insurance in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which, in the case of broker-dealers, includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.
Secondments and Internships. Certain personnel of Blackstone and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors and service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operational support, data services and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by Blackstone and its affiliates or the organization for which the personnel are working or both (including fees for acquisition and/or transaction services to brokers, consultants (including sustainability consultants) or other finders). In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to, or be temporarily hired by, Blackstone, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their respective portfolio companies are the beneficiaries of these types of arrangements, Blackstone Credit & Insurance or Blackstone are expected to be beneficiaries of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. If a portfolio company pays the cost it will be borne directly or indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly, Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Adviser and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Adviser and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Adviser and Blackstone Credit & Insurance or their affiliates.
Other Benefits. Blackstone Credit & Insurance and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Fund Expenses”), often result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit & Insurance, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company as Fund Expenses and/or by its portfolio companies. (See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” herein). Similarly, Blackstone Credit & Insurance, its affiliates and their personnel and related parties, and third parties designated by the foregoing, in certain circumstances, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees have the potential to give rise to conflicts of interest in connection with the Company’s investment activities, as they could incentivize the Adviser and Blackstone Credit & Insurance and its personnel to conduct certain activities in order to obtain such benefits, though such benefits do not correspondingly benefit the Company. While the Adviser and Blackstone Credit & Insurance will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit & Insurance is expected to engage and retain strategic advisors, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which is expected to include current and former executives or other personnel of Blackstone and/or Blackstone Credit & Insurance, as well as current and former executives or other personnel of Blackstone’s and/or Blackstone Credit & Insurance’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit & Insurance and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit & Insurance or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to Blackstone Credit & Insurance or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company”, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fee payable by the Company) and not Blackstone Credit & Insurance. Similarly, the Company, Other Clients and their portfolio companies are expected to retain and pay compensation to Senior and Other Advisors to provide services.

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
To the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they can be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation can, depending on its structure, reduce the Company’s returns).
Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as Other Clients could be (or could have the preferred right to be) investors in Blackstone Credit & Insurance’s portfolio companies (which, in some cases, can involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as Other Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. Senior and Other Advisors’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Senior and Other Advisors. In certain cases, these Senior and Other Advisors will receive intangible and other benefits resulting from their activities on behalf of the Company.
The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Adviser and/or Blackstone Credit & Insurance on transactions, provide the Adviser and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and could be exclusive service providers to Blackstone Credit & Insurance) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company expects to rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisors will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit & Insurance can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit & Insurance “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit & Insurance, receive administrative support from Blackstone Credit & Insurance personnel, participate in general meetings and events for Blackstone Credit & Insurance personnel, work on Blackstone Credit & Insurance matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit & Insurance employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit & Insurance. Under many of these arrangements, there can be no assurance that the amount of compensation paid in a particular period of time will be proportional to the amount of hours worked or the amount or tangible work product generated by the Senior and Other Advisors during such time. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Adviser. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit & Insurance is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit & Insurance expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Fund Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit & Insurance, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients could benefit the Company), and Blackstone Credit & Insurance shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will, in certain circumstances, enter into an arrangement with one or more individuals (who could be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, generally will have experience or capability in sourcing or managing investments, and could form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company (which, to the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, can take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or another similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliates entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Fund Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None of the fees, costs or expenses described above will reduce the management fees.
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
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which can engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone could nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and Other Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone expects to, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein can give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that would have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies are expected to, from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By investing in the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Blackstone and releases Blackstone from any liability arising from the existence of any such conflict of interest; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
In addition, from time to time, certain advisors and service providers (including law firms) temporarily provide their personnel to Blackstone, Other Clients or their portfolio companies pursuant to various arrangements including at cost or at no cost. (See also “—Secondments and Internships” herein.) While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company, Other Clients or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fee will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above could provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Adviser and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Adviser and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Adviser and Blackstone Credit & Insurance or their affiliates.

Multiple Blackstone Business Lines. Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, Blackstone Credit & Insurance, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with Blackstone that would be relevant to monitoring the investments and other activities. These types of restrictions from time to time will negatively impact the ability of the Company to implement its investment program. Finally, Blackstone personnel who are members of the investment team or Investment Committee could be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other business activities, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on the Company’s behalf, Blackstone will consider those relationships when evaluating an investment or divestment opportunity, and such relationships can be expected to influence Blackstone’s decision to make or not to make particular investments on the Company’s behalf. The Company could be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone has or will have or transactions or investments that Blackstone makes or has made. (See also “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” and “—Portfolio Company Relationships Generally.”) Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to the Company. The Company is also permitted to co-invest with Other Clients or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by Blackstone with respect to the investments and otherwise result in a conflict (see also “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein).
Blackstone Policies and Procedures; Information Walls. Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, are implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that the Company could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which Other Clients have investments or are considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, is likely to be restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, it is possible that the Company will not be able to initiate a transaction that it otherwise might have initiated and will not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.

In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from making certain investments, the Company and the Adviser would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. (See “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities”).
Data. The Firm receives, generates and/or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients and service providers, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data.” The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties and service providers. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, as well as with related parties and service providers. Further, this alternative data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry, enhance the Firm’s ability to provide advice or direction to a portfolio company’s management team on strategy or operations and enable the Firm to execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Blackstone would serve as the repository for data described in this paragraph, including with ownership and use rights therein. The Firm is also permitted to share data from a portfolio company (on an anonymized basis) with a portfolio company of an Other Client, which has the potential to increase a competitive disadvantage for, and indirectly harm, such portfolio company (although the opposite may be true as well, in which case a portfolio company of the Company may receive data from a portfolio company of an Other Client). In addition, the Firm could have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use and distribute data and information from the Company’s and its portfolio companies’ activities to assist in the pursuit of the Firm’s various other activities, including but not limited to trading activities or use for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry could, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading or other business activities is expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.
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

Data Services. Blackstone or an affiliate of Blackstone formed in the future may provide data services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit & Insurance in its sole discretion, with Blackstone Credit & Insurance able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Blackstone is expected to receive compensation for such data services, which is expected to include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, as well as fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such data services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Subject to applicable law and the conditions of the Company’s co-investment exemptive relief, certain personnel of Blackstone-affiliated service providers may receive a management promote, an incentive fee and other performance-based compensation in respect of investments. Furthermore, subject to applicable law, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with non-investment personnel working on relevant matters (including salaries, benefits and other similar expenses).
By acquiring an interest in the Company, each shareholder will be deemed to have acknowledged and consented to the existence or resolution of any such conflicts related to Blackstone affiliate service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law.
Blackstone and Blackstone Credit & Insurance Strategic Relationships. Blackstone and Blackstone Credit & Insurance have entered, and it can be expected that Blackstone and Blackstone Credit & Insurance in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit & Insurance (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to the Company’s strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) the Company and one or more Other Clients, as applicable (which can include a subscription or capital commitment, as applicable, already made recently to another Other Client) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), “Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit & Insurance strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to or investment in (as applicable) multiple Blackstone or Blackstone Credit & Insurance Clients, one of which could include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored-nations” election process (if any) any rights or benefits afforded through a Strategic Relationship (for the avoidance of doubt, no further disclosure or reporting information will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest (as applicable), secondment of personnel from the investor to Blackstone or Blackstone Credit & Insurance (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit & Insurance or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit & Insurance Clients (including in respect of any carried interest (as applicable) and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship could include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit & Insurance personnel), reserves the right to receive compensation from Strategic Relationships and could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.
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
Portfolio Operations Group. Members of Blackstone’s Portfolio Operations Group (including the Value Creation Program), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. Any payments made or fees paid (which fees or payments will also in certain instances be structured as a reimbursement of internal compensation costs for time spent) by such portfolio companies to Blackstone for services rendered to such portfolio companies will generally be no greater than what would be paid in an arm’s-length transaction for similar overalls services, and such payments or fees received will not reduce the management fee payable by the Company. As a result, Blackstone is likely to be incentivized to cause members of the Portfolio Operations Group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee. On the other hand, there can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone through the life of the Company. The level of involvement and role of Blackstone’s Portfolio Operations Group within each part of Blackstone with respect to any of the Company’s portfolio companies are expected to vary, including having no involvement or role at all. In addition, the Portfolio Operations Group will provide services to the Company’s portfolio companies as described in more detail in “—Firm Affiliated Service Providers,” including facilitation of arrangements for portfolio companies relating to operational, administrative or management related matters from third parties or Firm affiliates, and other similar operational initiatives. These services can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio companies. See also “—Firm Affiliated Service Providers” for further information regarding such programs.
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
The Company may sell or purchase an interest to or from a counterparty (such as another sponsor’s fund), while the same counterparty acquires or sells an interest in a portfolio company of an Other Client or Blackstone. While these transactions may be separate or non-contingent, due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone’s duties to the Company on one hand, and such Other Client or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interests of the applicable Other Client and the Company and that the valuations are fair and reasonable to each respective fund, among other things. To mitigate such conflicts, Blackstone could, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own.
Other Firm Businesses, Activities and Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, advisory and other services. In addition, the Firm reserves the right to provide services in the future beyond those currently provided. Shareholders will not receive any benefit from any fees relating to such services.
In the regular course of its capital markets, investment banking, real estate advisory and other businesses, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to transactions that could give rise to other transactions that are suitable for the Company. In such a case, a Blackstone advisory client would typically require Blackstone to act exclusively on its behalf. Such advisory client requests have the potential to preclude all Blackstone-affiliated clients, including the Company, from participating in related transactions that would otherwise be suitable. Blackstone will be under no obligation to decline any such engagements in order to make an investment opportunity available to the Company. In connection with its capital markets, investment banking, advisory, real estate and other businesses, Blackstone will from time to time determine that there are conflicts of interest or come into possession of information that limits its ability to engage in potential transactions. The Company’s activities are expected to be constrained as a result of such conflicts of interest and the inability of Blackstone personnel to use such information. For example, employees of Blackstone from time to time are prohibited by law or contract from sharing information with members of the Company’s investment team. Additionally, there are expected to be circumstances in which one or more individuals associated with Blackstone affiliates (including clients) will be precluded from providing services related to the Company’s activities because of certain confidential information available to those individuals or to other parts of Blackstone (e.g., trading can be restricted). Where Blackstone affiliates are engaged to find buyers or financing sources for potential sellers of assets, the seller can permit the Company to act as a participant in such transactions (as a buyer or financing partner), which would raise certain conflicts of interest inherent in such a situation (including as to the negotiation of the purchase price).
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

Transactions with Clients of Blackstone Insurance Solutions. Blackstone Insurance Solutions (“BIS”) is the business segment of Blackstone Credit & Insurance that provides investment advisory services to insurers, including among others, (i) Fidelity & Guaranty Life Insurance Company and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (iii) certain subsidiaries of Corebridge Financial, Inc. (“Corebridge”) and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which BIS provides services are, or may be in the future, owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part. Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer (including, without limitation, each of FGL, Everlake, Corebridge and Resolution Life) participates in investments directly and there is no separate vehicle controlled by Blackstone (for the purposes of this paragraph only, collectively, “BIS Clients,” and each BIS Client is an Other Client for purposes other than this paragraph). BIS Clients, including clients with whom Blackstone Credit & Insurance has an advisory relationship, have invested and are expected to continue investing in Other Clients and/or the Company. Certain BIS Clients have investment objectives that overlap with those of the Company (and Blackstone Credit & Insurance, or a business segment thereof, has entered into sub-management agreements with BIS to manage (for a fee, which such fees may be shared with BIS) the assets of certain such BIS Clients with respect to investments that overlap in part with the Company’s investment directive) or its portfolio companies and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also engage in a variety of activities, including participating in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies or at a different time or on different terms. BIS Clients are also permitted to acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit & Insurance determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit & Insurance or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone reserves the right, in its sole discretion, to involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BIS is also expected to require the applicable BIS Clients participating in a transaction to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a BIS Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a BIS Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.

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
Insurance-Related Companies. We may invest in or wholly own insurance-related companies (including newly formed entities) that enter into reinsurance arrangements with third-party insurance companies (a “Cedant”) that are not affiliated with the Company (as such term is defined in Section 2(a)(3) of the 1940 Act) but may have assets managed by Blackstone Credit & Insurance. In such cases, these reinsurance arrangements would result in Blackstone Credit & Insurance (either directly or through sub-manager arrangements with the Cedant) managing an account held by the Cedant whose assets support reinsurance obligations entered into by our insurance-related portfolio entity; provided that our insurance-related portfolio entity would not indirectly bear the fees related to any reinsurance arrangement with assets managed by Blackstone Credit & Insurance. The economic return to our insurance-related portfolio entity of such reinsurance arrangements would be reduced by the cost of any management fee expenses paid by the Cedant, even if the fees are paid to Blackstone Credit & Insurance (because such expenses would not offset the Company’s management fee). The fees paid to Blackstone Credit & Insurance by the Cedant may exceed fees paid to Blackstone Credit & Insurance by the Company with respect to the Company’s investment in the insurance-related portfolio entity. Blackstone Credit & Insurance will also manage or sub-manage the general account or other accounts (including other insurance-related accounts) of certain of these third-party insurance companies and by entering into the reinsurance arrangement with our insurance-related portfolio entity, the Cedant would be anticipated to have more capacity to sell additional insurance products and thus obtain additional capital or assets, which can increase the assets managed by Blackstone Credit & Insurance on behalf of the Cedant. As a result of the foregoing, Blackstone Credit & Insurance will be incentivized to participate in and pursue more insurance-related transactions due to the prospect of earning such fees. Subject to compliance with the 1940 Act and applicable guidance, our insurance-related portfolio entity is expected to also engage affiliates to provide non-investment management services from time to time consistent with applicable law. See “Potential Conflicts of Interest—Portfolio Company Service Providers and Vendors.”

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. The Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone will have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Certain such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that are expected to be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates will be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices could be averaged, which has the potential to be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it is not always in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit & Insurance may in its sole discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there could be circumstances where Blackstone Credit & Insurance agrees to implement certain procedures to ameliorate conflicts of interest that involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit & Insurance is expected to cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
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

With respect to debt securities acquired or sold in a secondary transaction or syndication between the Company, Other Clients, Blackstone Credit & Insurance, or Blackstone and a third-party in particular (following the issuance or origination of any financing or refinancing), Blackstone Credit & Insurance and/or such Other Clients could determine that no mitigation of any potential conflicts of interest with respect to such acquisition or sale is required. Further, the Company and such Other Client, Blackstone, or Blackstone Credit & Insurance may exit their holdings in such portfolio company at different times, on different terms or otherwise on a non-pro rata basis if permitted by applicable law, including for example, the Company acquiring (if permitted by applicable law) debt securities held by such Other Client, Blackstone, or Blackstone Credit & Insurance in such portfolio company (which could be at par or at a discount) as a part of a control acquisition or debt buyback or otherwise. Blackstone or Blackstone Credit & Insurance is expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such securities based on the different termination dates, investment limitations and/or investment objectives of the Company and such Other Clients (including in light of the perpetual nature of certain Other Clients),Blackstone Credit & Insurance or Blackstone or for other reasons, and this could result in Other Clients, Blackstone Credit & Insurance or Blackstone exiting its interests in a portfolio company earlier or at a higher price than the Company (or vice versa). Such investments and transactions will give rise to potential or actual conflicts of interest. There can be no assurance that any conflict will be resolved in favor of the Company.
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
Arrangements with Non-U.S. Feeder Funds. Our Common Shares may be sold to feeder vehicles that are not affiliated persons (as that term is used in Section 2(a)(3) of the 1940 Act) of the Company, primarily owned by non-U.S. persons, and created to hold our Common Shares (each, a “Non-U.S. Feeder Fund”). It is expected that one or more Non-U.S. Feeder Funds will offer their interests and/or pay distributions in a currency other than the U.S. dollar and seek to hedge currency risk, as our Common Shares are offered and receive distributions in U.S. dollars. In the future, we may provide a loan or revolving or other line of credit or similar financial support (a “facility”) to a Non-U.S. Feeder Fund in order to support such Non-U.S. Feeder Fund’s currency hedging activities and related financial obligations, which may take the form of a credit facility drawable in certain circumstances to repay a third-party credit facility provided to the Non-U.S. Feeder Fund or amounts owed by the Non-U.S. Feeder Fund to currency hedging counterparties, service providers or other third parties relating to its currency hedging activities. A facility may take other forms, including a guarantee or other obligation to fund capital upon the occurrence of certain events. Under any such arrangements, we may be required to, among other things, comply with certain financial and other covenants. We expect to receive compensation from the Non-U.S. Feeder Fund, which may be based on a fixed or variable interest rate. A facility may not have scheduled amortization payments. Additionally, a Non-U.S. Feeder Fund would be expected to pledge its assets to us in connection with such an arrangement, which would include pledging our Common Shares. To the extent such a facility is extended to the Non-U.S. Feeder Fund, repayment of such facility extended by a third party or by us may be subordinated to (i) distributions by the Non-U.S. Feeder Fund to its investors in the form of dividends or other income, (ii) satisfaction of repurchase or redemption requests by investors in the Non-U.S. Feeder Fund, (iii) satisfaction of amounts owed to one or more hedging counterparties of the Non-U.S. Feeder Fund and/or (iv) satisfaction of amounts owed under a third-party credit facility provided to, or to other financial obligations of, the Non-U.S. Feeder Fund. In addition, if the facility we provide is on an unsecured basis, or if on a secured basis and there are other secured claims senior to ours, such secured creditors would generally control the liquidation of collateral and the Non-U.S. Feeder Fund’s obligation to repay us will rank junior in priority to that of such secured creditors. It is anticipated that a Non-U.S. Feeder Fund will invest all or substantially all of its investable assets in our Common Shares. As a result, a Non-U.S. Feeder Fund (i) will have limited sources of cash to repay any facility extended by a third party or by us, and repayment of any such facility would generally come from proceeds from repurchase requests by the Non-U.S. Feeder Fund of our Common Shares pursuant to the share repurchase program, even though other sources of repayment may be available, and (ii) may not be able to repay any such facility prior to maturity or at all. In the event that a Non-U.S. Feeder Fund fails to meet its obligations to us under a facility and we exercise contractual remedies, it could result in ownership of our Common Shares transferring from the Non-U.S. Feeder Fund to us outside of the share repurchase program, which would be more likely to occur in periods of financial stress. This could also occur during periods when we are prorating pursuant to the share repurchase program. As a result, our Common Shares held by the Non-U.S. Feeder Fund may be repurchased by us in full or at a greater rate than our repurchases of Common Shares from shareholders redeeming under the share repurchase program. Furthermore, we may be required to fund the facility during a period when we are prorating pursuant to the share repurchase program. In addition, the Adviser, or an affiliate, may provide assistance to the Non-U.S. Feeder Fund with respect to its currency hedging activities without compensation. In connection with any such assistance, the Non-U.S. Feeder Fund may decide to enter into hedge positions that could have a greater risk of loss and result in an increased use of the facility. We do not expect to enter into financing arrangements, including any facility, with a Non-U.S. Feeder Fund prior to existing shareholders having had the opportunity to tender their shares without proration (if any) during a 12 month period pursuant to the terms of the share repurchase program. See “Item 1. Business—Share Repurchase Program.”
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
To the extent an opportunity is shared with one or more Other Clients, Blackstone Credit & Insurance expects that such Other Clients generally will invest on substantially the same economic terms available to the Company (including sharing of transaction fees and expenses) and generally will exit investments at the same time and on substantially the same economic terms as the Company, and on a pro rata basis with the Company subject to legal, tax, regulatory, accounting or applicable considerations (including the terms of the governing agreements of, or portfolio management considerations applicable to, the Company or such Other Clients); provided that the Company may syndicate a portion of an investment where Other Clients do not also syndicate a portion of the investment or vice versa. (See also “—Transactions with Clients of Blackstone Insurance Solutions and Asset Based Finance”). To the extent the Company invests in affiliate registered funds and/or business development companies, such registered funds and/or business development companies will follow their own allocation policy, which may differ from Blackstone Credit & Insurance’s policy and include different or additional allocation factors to those factors set out below.
Allocation Methodology Considerations. Notwithstanding the foregoing, Blackstone Credit & Insurance may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), other contractual provisions (including Other Clients with minimum allocation provisions), focus (including investment focus on a classification attributable to an investment, such as maturity), parameters and investor preferences of the Company and the Other Clients (including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts or other investment vehicles (whether now in existence or which may be established in the future)) with similar investment strategies and objectives); (iii) diversification and concentration considerations in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector, geography, region, location, market or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the relevant Other Clients (a) during a ramp-up (which includes the period prior to or after the initial closing of an Other Client during which Blackstone may deploy funds already invested or committed (or that Blackstone anticipates will be invested or committed) and can continue for a period during an Other Client’s fundraising and/or acceptance of future subscriptions as deemed appropriate by the Firm, including to protect against zero or de minimis allocations or in anticipation of future subscriptions), (b) the availability of warehouse vehicles or arrangements for the benefit of current Other Clients or potential future Other Clients, including both Blackstone-controlled and third-party warehouse arrangements or (c) wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting, political, national security and other considerations or consequences; (vi) regulatory or contractual provisions, obligations, terms, limitations, restrictions or consequences relating to the Company or Other Clients (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of the investment, or of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, location, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit & Insurance by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for the Company and all Other Clients; (xiii) co-investment arrangements; (xiv) available capital of the Company and such Other Clients; (xv) timing expected to be necessary to execute an investment; (xvi) sourcing of the investment; (xvii) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment; (xviii) expected investment return; (xix) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows); (xx) capital expenditure required as part of the investment; (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment); (xxii) timing expected to be necessary to execute an investment; (xxiii) whether Blackstone Credit & Insurance believes that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone; and (xxiv) any other considerations deemed relevant by Blackstone Credit & Insurance. For the avoidance of doubt and notwithstanding anything herein to the contrary, an affiliate of Blackstone Credit & Insurance from time to time will be allocated for its own account a portion of certain origination opportunities that otherwise would be appropriate investment opportunities for Other Clients.
Subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order, Blackstone Credit & Insurance shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone Credit & Insurance determines in good faith that such opportunity (or portion thereof) should not be presented to the Company, including for any one or a combination of the reasons specified above, or if Blackstone Credit & Insurance is otherwise restricted from presenting such investment opportunity to the Company.
Investment Alongside Regulated Funds. In addition, Blackstone Credit & Insurance has received an exemptive order from the SEC that permits certain existing and future Regulated Funds (as defined below), including the Company, among other things, to co-invest with certain other persons, including certain affiliates of, or funds managed and controlled by, Blackstone Credit & Insurance and its affiliates, subject to certain terms and conditions. “Regulated Funds” are Other Blackstone Credit & Insurance Clients that are closed-end management investment companies that have elected to be regulated as a BDC or are registered under the 1940 Act and who intend to rely on the exemptive order. For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). If the aggregate targeted investment sizes of the Company, such Other Blackstone Credit & Insurance Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, then the allocation of such investment opportunity to each such entity will be reduced proportionately based on their respective “available capital” as defined in the co-investment exemptive order.

Such reduction may result in allocation to the Company in an amount less than what it would otherwise have been if such other entities did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any Other Blackstone Credit & Insurance Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company risks being unable to make investments in different parts of the capital structure (e.g., equity investments, debt investments, hybrid securities, etc.) of the same issuer in which a Regulated Fund has invested or seeks to invest. Likewise, Regulated Funds and Other Blackstone Credit & Insurance Clients that are not Regulated Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest.
Further, the Company may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the 1940 Act, related guidance from the SEC and/or the Company’s exemptive order. For example, the Company may be restricted from participating in certain transactions or taking certain actions in respect of portfolio companies in which certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates and/or a Regulated Fund has also invested, which may include, but are not limited to:
•declining to vote;
•participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order);
•exercising rights with respect to any such investment; or
•declining to participate in follow-on investments.
The Company may also be required to sell an investment to avoid potential violations of the 1940 Act or for other reasons. In such cases, the Company’s interests in an investment may be adversely affected, including by resulting in the dilution of or decrease in the value of the Company’s investment or in the Company being put in a disadvantageous position with respect to the investment as compared to Other Blackstone Credit & Insurance Clients, including other Regulated Funds. Whether the Company participates or declines to participate in any such action or transaction will be made by the Adviser in its sole discretion, subject to the Adviser’s fiduciary duties and applicable law, including the 1940 Act, and/or the exemptive order. There is no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change. Additionally, Blackstone Credit & Insurance could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company, any Other Blackstone Credit & Insurance Client and any Regulated Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made available to the Company.
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
Additionally, investment opportunities sourced by Blackstone Credit & Insurance will be allocated in accordance with Blackstone’s and Blackstone Credit & Insurance’s allocation policies, which provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit & Insurance believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit & Insurance and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit & Insurance will, subject to applicable law and the terms of the Company’s co-investment exemptive relief, be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit & Insurance, the Company and Other Blackstone Credit & Insurance Clients.
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

Underlying Investment Companies or BDCs. We may invest in investment companies or BDCs managed by affiliates of the Adviser, which could result in conflicts of interest. For example, the Adviser and its affiliates may be incentivized to cause us to invest in such investment companies or BDCs to help achieve economies of scale for such vehicles. In addition, the Adviser and its affiliates may be conflicted when determining whether and in what manner to submit repurchase requests to such underlying investment companies or BDCs, including in order to avoid repurchase requests exceeding the amount offered. As a result, we may end up deploying more of our assets into such vehicles than we would otherwise have done absent such conflicts. See “Risks Related to Our Investments—We may be exposed to risks associated with investments in underlying investment companies or BDCs.”
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
In certain circumstances, Blackstone Credit & Insurance will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”), including investors in one or more Other Clients, and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. We are not restricted from engaging in transactions with Other Clients that are not affiliated persons within the meaning of the 1940 Act. It is expected that many investors who will, in certain circumstances, have expressed an interest in co-investment opportunities will not be offered or allocated any co-investment opportunities or will, in certain circumstances, receive a smaller amount of co-investment opportunities than the amount requested. Any co-investments offered by Blackstone Credit & Insurance will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit & Insurance determines to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the incentive fee payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit & Insurance, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items, and there is no guarantee that decisions will be made in a manner that prioritizes the interests of the Company over those of such other parties.
a.General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who could be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit & Insurance deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit & Insurance, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit & Insurance’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor might have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor and the expected underwriting of the investment; whether a particular co-investment party has provided value in the sourcing, establishing relationships, participating in diligence and/or negotiations for such potential transaction or is expected to provide value to the business or operations of a portfolio company post-closing; and such other factors as Blackstone Credit & Insurance deems relevant and believes to be appropriate under the circumstances. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit & Insurance has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit & Insurance or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses (as defined below) with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses can be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit & Insurance may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
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
Fund Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment exemptive order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.
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

Investments in Portfolio Companies Alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest are still expected to arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles are not the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit & Insurance, as a result, could have conflicting goals with respect to the amount, price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times on different terms and/or otherwise on a non-pro rata basis.
Firm Involvement in Financing of Third-Party Dispositions by the Company. The Company is permitted to dispose of all or a portion of an investment by way of accepting a third-party purchaser’s bid where the Firm or one or more Other Clients is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This generally would include the circumstance where the Firm or one or more Other Clients is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from the Company. Such involvement of the Firm or one or more Other Clients as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from the Company can give rise to potential or actual conflicts of interest.
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
Outsourcing. Subject to applicable law and the oversight and, in certain circumstances, approval by the Board, Blackstone may outsource to third parties several of the services performed for the Company and/or its portfolio entities, including services (such as administrative, legal, accounting, tax, diligence, modeling, ongoing monitoring, preparation of internal templates and/or memos or other related services) that may be or historically have been performed in-house by Blackstone and its personnel. For certain third-party service providers, the fees, costs and expenses of such service providers will be borne by the Company, and in other circumstances, the fees, costs and expenses of such service providers will be borne by Blackstone. Certain third-party service providers and/or their employees will dedicate substantially all of their business time to the Company, Other Clients and/or their respective portfolio entities, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because retaining third parties will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
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
Break-up and Other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to Blackstone Credit & Insurance. Alternatively, the Company could receive the break-up or topping fees directly. Break-up or topping fees paid to Blackstone Credit & Insurance or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by Blackstone Credit & Insurance to be appropriate in the circumstances. Generally, Blackstone Credit & Insurance would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in Broken Deal Expenses (as defined below) related to the potential investment. With respect to fees received by Blackstone Credit & Insurance relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation)), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in-kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.
Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated) (“Broken Deal Expenses”). Unless required by law or regulation, Blackstone Credit & Insurance is not required to and, in most circumstances, will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, consulting fees and expenses (including all expenses incurred in connection with any tax audit or investigation settlement), printing and publishing expenses, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), and legal, accounting, tax and other due diligence and pursuit costs and expenses including, for the avoidance of doubt, any consultant expenses and including in certain circumstances, broken deal expenses associated with services (including transaction support services such as identifying potential investments) provided by portfolio companies, which may include expenses incurred prior to the commencement of the Company’s investment activities. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit & Insurance, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. The Adviser expects that until a potential investment of the Company is formally allocated to an Other Client (it being understood that final allocation decisions are typically made shortly prior to closing an investment), the Company is generally expected to bear the broken deal expenses for such investment, which may result in substantial amounts of broken deal expenses. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit & Insurance or the Company will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.
Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); arranging, underwriting (including without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation); syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans or title insurance provided to portfolio companies or third parties; and other products and services. For example, the Firm or Other Clients may, directly or indirectly through a portfolio entity, from time to time acquire loans or other assets for the purpose of syndicating some or all the assets to the Company and/or Other Clients, and may receive syndication or other fees in connection therewith. In addition, following an exit of the Company’s investment in a portfolio company, Other Clients can continue to hold interests (debt and/or equity) in such portfolio company, and Blackstone can begin to earn fees or continue to earn fees from such portfolio company for providing services to such portfolio company, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services, which in each case will not offset or reduce the management fees applicable to the Company. Conflicts of interest are expected to arise as a result. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its innovations group, Blackstone incubates (or otherwise invests in) businesses that are expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly. Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expenses in negotiating for any such fees and services, which will be treated as Fund Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties will, in certain circumstances, also receive compensation in connection with origination activities, referrals and other related activities of such business, and unconsummated transactions.
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
Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or will otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements can be on a firm commitment basis or can be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There could also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may be permitted to receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/ or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone expects to also, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone expects to receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) incentive fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. Subject to applicable law, including the conditions of the co-investment exemptive order, origination fees paid to Blackstone in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company. The Board, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the

Company only where the Board believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement for Common Shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This could prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Securities Partners L.P. can serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts would be expected to arise because such engagement would result in Blackstone Securities Partners L.P. receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below).
Blackstone and Blackstone Credit & Insurance employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While PJT operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit & Insurance to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone, Blackstone and its affiliates are able to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT. In addition, one or more investment vehicles controlled by Blackstone could be established to facilitate participation in Blackstone’s side-by-side investment program by employees and/or partners of PJT.

Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that might be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates and/or any portfolio companies of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting). For example, from time to time, certain portfolio companies of the Company or Other Clients will provide or recommend goods or services to Blackstone, the Company, Other Clients, or other portfolio companies of the Company or Other Clients (including “platform” investments of the Company and Other Clients). As another example, it can also be expected that the management of one or more portfolio companies may consult with one another (or with one or more portfolio companies of an Other Client) in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof. Moreover, the Company and/or an Other Client can consult with a portfolio company or a portfolio company of an Other Client as part of the investment diligence for a potential investment by the Company or such Other Client. As a result of, or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one portfolio company may also transfer to or become employed by another portfolio company (or a portfolio company of an Other Client), the Company, Blackstone or their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to, to the entity such personnel is departing from. Although the Firm might determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, it is possible that such agreements, transactions or other arrangements might not have otherwise been entered into but for the affiliation with Blackstone Credit & Insurance and/or Blackstone. These agreements, transactions or other arrangements involve fees, commissions, discounts and/or servicing payments to Blackstone Credit & Insurance, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company. This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for one portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof), and generally will be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention from a third party or an affiliate of Blackstone Credit & Insurance/or Blackstone, and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company might not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.
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
In addition, Blackstone and affiliates of Blackstone and Blackstone portfolio companies could also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within the Company’s investment strategy, which would possibly compete with the Company for investment opportunities (it being understood that such arrangements would give rise to conflicts of interest that would not necessarily be resolved in favor of the Company).

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
Further, portfolio companies with respect to which the Firm can elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this will not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee could be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors can make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciary duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Adviser and Blackstone personnel will be entitled to indemnification from the Company.

Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management and monitoring consolidation, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data services, directorship services, finance/budgeting and forecasting, financing management, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental due diligence support(e.g., review of property condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, property managers), risk management, reporting (such as tax reporting, debt reporting or other reporting), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations), including, without limitation, personnel, construction management (such as management of general contractors on capital projects), leasing services (such as leasing strategy, management of third party brokers, negotiation of major leases and negotiation of leases), project management (such as management of development projects, project design and execution, vendor management, and turnkey services); (e) risk management (tax and treasury); (f) transaction support services (including, without limitation, acquisition support; customer due diligence and related onboarding; liquidation; reporting; managing relationships with brokers, banks and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions); and providing diligence and negotiation support to acquire the same; coordinating with investors; assembling relevant information, conducting financial and market analysis and modeling; coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions; marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements; providing in-house legal, sustainability and accounting services, assisting with due diligence, preparation of project feasibilities, site visits, transaction consulting and specification of technical analysis and review of (i) design and structural work, (ii) certifications, (iii) operations and maintenance manuals and (iv) statutory documents); (g) insurance procurement, placement, brokerage and consulting services; and (h) other services. Similarly, Blackstone Credit & Insurance, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit & Insurance and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company. In certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of portfolio company service providers that provide services to the Company, Other Clients and/or their portfolio companies on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain portfolio company service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to the Company and its portfolio companies (and/or other investment funds or accounts managed or controlled by Blackstone). Further, Blackstone has multiple business lines, which may result in competition with a portfolio company for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a portfolio company executive, or such executive may interview with Blackstone during the applicable contractual period with respect to such person’s existing position and later be hired by Blackstone after such period. A portfolio company may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees.
Portfolio companies of the Company and Other Clients some of which can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and could include additional portfolio companies that might be formed or acquired in the future:

BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Other Clients own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services.
Ontra (f.k.a. InCloudCounsel). Ontra is a portfolio company of certain Other Clients that provides a contract automation and intelligence platform that utilizes artificial intelligence and a network of attorneys to support processing of routine contracts and tracking of obligations in complex agreements.
Sphera. Sphera is a portfolio company of certain Other Clients that provides environmental, health and safety and ESG software services and data.
ASK Investment Management (“ASK”). ASK is a portfolio company of certain Other Clients that provides investment management services.
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
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Blackstone through one or more of its Other Clients has made majority investments into Peridot and GSCF, which provide supply chain financing and accounts receivable services globally.
RE Tech Advisors (“RE Tech”). Blackstone through one or more of its funds has made a majority investment in RE Tech, an energy audit/consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion.
Legence (f.k.a. Therma Holdings) (“Legence”). Legence is a portfolio company held by certain Other Clients that provides carbon reduction and energy management services.
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

technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and readiness of initial public offerings and other infrastructure costs); taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio company with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio company uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore the Company could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In addition, a portfolio company that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa) or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such portfolio companies for the same services, and shareholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. Blackstone Credit & Insurance will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit & Insurance and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not offset or reduce the management fee payable to the Adviser.
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
The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on certain factors, including without limitation the volume of transactions entered into with such counterparty by the Firm, the Company and its investment and/or portfolio companies in the aggregate or other factors.
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
The Firm expects to encourage service providers to funds and their investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.

Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients could be transferred between and among the Company and/or Other Clients (where the Company might be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit & Insurance.
Firm Affiliated Service Providers. Certain of the Company’s, the Firm’s and/or portfolio companies’ advisers and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) also provide goods or services to, or have business, personal, financial or other relationships with, the Firm, its affiliates and portfolio companies. Such advisers and service providers (or their affiliates) may be investors in the Company, affiliates of the Firm, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which the Firm and/or the Company has an investment. Accordingly, payments by the Company and/or such entities may indirectly benefit the Company and/or its affiliates, including the Firm and Other Clients. No fees charged by these service providers and vendors will reduce the management fees payable to the Adviser. Furthermore, the Firm, the Other Clients and their portfolio companies and their affiliates and related parties will use the services of these Firm affiliates, including at different rates. Although the Firm believes the services provided by its affiliates are equal or better than those of third parties, the Firm directly benefits from the engagement of these affiliates, including from any profits generated by such affiliates as described in the following sentence, and there is therefore an inherent conflict of interest such as those described above. As a result of services provided to the Company, Other Clients and their portfolio companies, affiliated service providers are permitted and could be expected to from time to time generate profits, including incidental profits from services provided to the Company, Other Clients and their portfolio companies.
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
a.Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate, with a focus on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
b.Blackstone Capital Markets. Blackstone Capital Markets Group is a Blackstone affiliate that Blackstone, the Company and its portfolio companies, Other Clients and their portfolio companies, and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services.
c.Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with such services provided to investments will not reduce the management fee payable by the Company.
d.LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services and (iv) acts as escrow agent in connection with certain investments by the Company, Other Clients and their portfolio companies, affiliates and related parties, and third parties, including in certain cases Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which the Company participates, Blackstone generally will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents on an arm’s-length basis. Such benchmarking, where conducted, will assess whether LNLS rates are within a range that Blackstone has determined is reflective of title agency rates in the applicable and comparable markets. LNLS rates will not necessarily be equal to or lower than the median within such range.
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
In connection with such relationships, Blackstone Credit & Insurance and, if required by applicable law, the Board will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit & Insurance’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit & Insurance to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit & Insurance has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit & Insurance often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit & Insurance affiliates in the applicable market or certain similar markets, relevant comparisons would not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets could receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Company from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons would not necessarily result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit & Insurance may determine that third party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit & Insurance’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone Credit & Insurance has access to adequate market data (including from third party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders might not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Advisers and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work could vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by the Firm and its affiliates (including personnel), Blackstone Credit & Insurance and/or Blackstone or their respective affiliates (including personnel) potentially will pay different amounts or rates than those paid by the Company and/or portfolio companies. However, Blackstone Credit & Insurance and its affiliates have a longstanding practice of not entering into any arrangements with advisers or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, it is possible that certain advisers and service providers will provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisers and service providers would not be considered employees of Blackstone or Blackstone Credit & Insurance. Similarly, Blackstone, Blackstone Credit & Insurance, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies, can enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) whereby such counterparty would charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.
In addition, investment banks or other financial institutions, as well as certain Blackstone employees, are expected to also be investors in the Company. These institutions and employees are a potential source of information and ideas that could benefit the Company. Blackstone has procedures in place reasonably designed to prevent the inappropriate use of such information by the Company.
Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to the Company or portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Adviser’s investment professionals). Such joint venture or business could use data obtained from such portfolio companies (see “Data” elsewhere herein). The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) could be similarly shared with the participating Other Clients or their respective portfolio companies.

The Firm is also permitted to enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which can include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. This creates a conflict of interest because even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate thereof is expected to hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit & Insurance have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit & Insurance reserves the right to also make referrals and/or introductions to portfolio companies (which could result in financial incentives (including additional equity ownership) and/or milestones benefiting Blackstone and/or Blackstone Credit & Insurance that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit & Insurance as a result of these relationships and/or participation by portfolio companies.
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
Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to, but might not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone will nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.
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
Joint Venture Partners. The Company reserves the right to enter into one or more joint venture arrangements with third party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Adviser in its sole discretion. The joint venture partners could provide services similar to those provided by the Adviser to the Company. Yet, no compensation or fees paid to the joint venture partners would reduce the management fees payable by the Company. Additional conflicts would arise if a joint venture partner is related to the Firm in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to the Firm, the Company, Other Clients, or their respective portfolio companies, or any affiliate, personnel, officer or agent of any of the foregoing and there is no assurance that any such conflicts would be resolved in favor of the Company.
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

It is also possible that the Company or its portfolio companies will be a counterparty (such counterparties dealt with on an arm’s-length basis) or participant in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such transactions may include agreements to pay performance fees to operating partners, a management team and other related persons in connection with the Company’s investment therein, which will reduce the Company’s returns. Such shareholders described in the previous sentences may therefore have different information about the Firm and the Company than shareholders not similarly positioned. In addition, conflicts of interest may arise in dealing with any such shareholders, and the Adviser and its affiliates may not be motivated to act solely in accordance with its interests relating to the Company. Similar information disparity could occur as a result of shareholders monitoring their investments in vehicles such as the Company differently. For example, certain shareholders may periodically request from the Adviser information regarding the Company, its investments and/or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information required to be delivered to all shareholders. In such circumstances, the Adviser is permitted to provide such information to such shareholders, subject to applicable law and regulations. Unless required by applicable law, the Adviser will not be obligated to affirmatively provide such information to all shareholders (although the Adviser will generally provide the same information upon request and treat shareholders equally in that regard). As a result, certain shareholders may have more information about the Company than other shareholders, and, unless required by applicable law, the Adviser will have no duty to ensure all shareholders seek, obtain or process the same information regarding the Company, its investments and/or portfolio companies. Therefore, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take. Furthermore, at certain times the Firm may be restricted from disclosing to the shareholders material non-public information regarding any assets in which the Company invests, particularly those investments in which an Other Client or portfolio company that is publicly registered co-invests with the Company. In addition, investment banks or other financial institutions, as well as Firm personnel, may also be shareholders. These institutions and personnel are a potential source of information and ideas that could benefit the Company, and may receive information about the Company and its portfolio companies in their capacity as a service provider or vendor to the Company and its portfolio companies.
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

Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any), portfolio entities and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone on a fair and reasonable basis, subject to approval by the Board.
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
Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as required by law or the Firm’s policies, or otherwise determined by the Adviser. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Firm, could restrict the ability of the Company to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Company. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that have the potential to conflict with their duties to the Company. Finally, although the Firm believes its positive reputation in the marketplace provides benefit to the Company and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Company for reputational reasons, and this decision could result in the Company foregoing a profit or suffering a loss.
Restrictive Covenants; Restrictions on Company Activities. Subject to applicable law and the terms of the Company’s co-investment exemptive relief, Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Clients could have granted exclusivity to a joint venture partner that limits the Company and Other Clients from owning assets within a certain distance of any of the joint venture’s assets. Blackstone, the Company, an Other Client, a joint venture partner and/or their respective portfolio entities and affiliates could have entered into a non-compete agreement or other undertaking in connection with a purchase, sale or other transaction, including, without limitation, that Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program. See also “Multiple Blackstone Business Lines” herein.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be treated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board. Our executive officers are senior Blackstone Credit & Insurance professionals and each of the Adviser and Administrator is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data entrusted to it, including by us and the Adviser, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity incident response processes, as appropriate.
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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.

Blackstone has a process designed to assess, the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone such as us. This assessment is conducted on the basis of, among other factors, the types of services provided, and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
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
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy, which applies to us and the Adviser.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 25 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. The CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as us, on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
Our Board is responsible for understanding the primary risks to our business. The Board is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. Blackstone’s CSO, or designee, reports to the Board, or a committee thereof, at least annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such periodic reports, the Board or a committee thereof may receive updates from management as to our and the Adviser’s cybersecurity risks and Blackstone cybersecurity program developments.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Share Issuances
The Offering consists of three classes of our Common Shares, Class I shares, Class S shares, and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.
Holders
As of March 10, 2025 there were 50,926 holders of record of our Class I shares, 70,665 holders of record of our Class S shares, and 667 holders of record of our Class D shares.
NAV Per Share
We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the classes of shares since our inception through December 31, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	$25.43	$25.43	$25.43
March 31, 2024	$25.51	$25.51	$25.51
April 30, 2024	$25.54	$25.54	$25.54
May 31, 2024	$25.55	$25.55	$25.55
June 30, 2024	$25.57	$25.57	$25.57
July 31, 2024	$25.57	$25.57	$25.57
August 31, 2024	$25.53	$25.53	$25.53
September 30, 2024	$25.50	$25.50	$25.50
October 31, 2024	$25.52	$25.52	$25.52
November 30, 2024	$25.46	$25.46	$25.46
December 31, 2024	$25.42	$25.42	$25.42

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
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our tax treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of the sum of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) and net tax-exempt income. See “Part I. Item 1. Business—Material U.S. Federal Income Tax Considerations.”

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
The following tables present our distributions that were declared and payable for the year ended December 31, 2024 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
July 17, 2024	July 31, 2024	August 27, 2024	0.2200	198,554
August 20, 2024	August 31, 2024	September 27, 2024	0.2200	204,327
September 19, 2024	September 30, 2024	October 23, 2024	0.2200	210,943
October 16, 2024	October 31, 2024	November 27, 2024	0.2200	212,313
November 19, 2024	November 30, 2024	December 27, 2024	0.2200	219,730
December 19, 2024	December 31, 2024	January 29, 2025	0.2200	225,850
			$2.6400	$2,358,733

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
July 17, 2024	July 31, 2024	August 27, 2024	0.2019	90,392
August 20, 2024	August 31, 2024	September 27, 2024	0.2019	92,814
September 19, 2024	September 30, 2024	October 23, 2024	0.2019	95,008
October 16, 2024	October 31, 2024	November 27, 2024	0.2019	96,361
November 19, 2024	November 30, 2024	December 27, 2024	0.2019	98,530
December 19, 2024	December 31, 2024	January 29, 2025	0.2020	100,990
			$2.4232	$1,074,768

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
July 17, 2024	July 31, 2024	August 27, 2024	0.2147	4,363
August 20, 2024	August 31, 2024	September 27, 2024	0.2147	4,479
September 19, 2024	September 30, 2024	October 23, 2024	0.2147	4,602
October 16, 2024	October 31, 2024	November 27, 2024	0.2147	4,672
November 19, 2024	November 30, 2024	December 27, 2024	0.2147	4,874
December 19, 2024	December 31, 2024	January 29, 2025	0.2147	4,922
			$2.5764	$50,705
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
The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Intermediary Manager will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
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
Refer to our Current Reports on Form 8-K filed with SEC on October 17, 2024, November 20, 2024 and December 20, 2024 for information about unregistered sales of our equity securities during the three months ended December 31, 2024.
The following table presents the share repurchases completed during the three months ended December 31, 2024 (dollars in thousands except per share amounts):

Repurchase request deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
December 02, 2024	20,891,347	1.5%	$25.42	December 31, 2024	$530,932	—
(1) Percentage is based on number of shares outstanding as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchase requests were satisfied in full.

Item 6. (Reserved).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2024 and 2023 items and year to year comparisons between 2024 and 2023. For the discussion of 2023 compared to 2022 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks, uncertainties and other factors outside of the Company’s control, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Under our investment advisory agreement dated October 5, 2020 (as amended and restated, the “Investment Advisory Agreement”), we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.
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
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
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

Portfolio and Investment Activity
For the year ended December 31, 2024, we made $31,726.1 million aggregate principal amount of new investment commitments (including $8,505.1 million of which remained unfunded as of December 31, 2024), $28,931.7 million of which was first lien debt, $1,664.2 million of which was second lien debt, $186.0 million of which was unsecured debt, $265.0 million of which was structured finance debt obligations, $214.9 million of which was structured finance equity obligations and $464.3 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the year ended December 31,
	2024	2023	2022
Investments:
Total investments, beginning of period	$51,021,723	$49,935,296	$30,698,023
New investments purchased	25,250,002	7,536,897	28,358,977
Payment-in-kind interest capitalized	366,024	236,822	140,006
Net accretion of discount on investments	215,203	172,875	147,923
Net realized gain (loss) on investments	(176,654)	(308,564)	(252,197)
Investments sold or repaid	(7,690,627)	(6,551,603)	(9,157,436)
Total investments, end of period	$68,985,671	$51,021,723	$49,935,296
Amount of investments funded at principal:
First lien debt	$22,756,183	$7,482,700	$26,775,118
Second lien debt	1,664,474	85,438	764,387
Unsecured debt	159,976	18,733	38,949
Structured finance obligations - debt instruments	255,007	67,540	129,811
Structured finance obligations - equity instruments	185,530	—	—
Equity and other (1)	466,140	88,964	2,483,632
Total	$25,487,310	$7,743,375	$30,191,897
Proceeds from investments sold or repaid:
First lien debt	$(6,680,425)	$(6,064,022)	$(8,637,315)
Second lien debt	(670,943)	(256,812)	(448,327)
Unsecured debt	—	(14,616)	(24,922)
Structured finance obligations - debt instruments	(115,749)	(31,728)	(6,100)
Structured finance obligations - equity instruments	(20,575)	—	—
Equity and other (1)	(202,935)	(184,425)	(40,770)
Total	$(7,690,627)	$(6,551,603)	$(9,157,434)

Number of portfolio companies	603	503	532
Weighted average yield on performing debt and income producing investments, at amortized cost (2)(3)	10.1%	11.7%	10.4%
Weighted average yield on performing debt and income producing investments, at fair value (2)(3)	10.2%	11.8%	10.6%
Average loan to value (LTV) (4)	42.8%	43.7%	43.6%
Percentage of performing debt investments bearing a floating rate (5)	99.7%	99.9%	99.8%
Percentage of performing debt investments bearing a fixed rate (5)	0.3%	0.1%	0.2%
Percentage of assets on non-accrual, at amortized cost (6)	0.5%	0.1%	0.1%
(1)“Other” includes warrants. Amount of investments funded at principal includes $0.0 million, $0.0 million and $2,232.7 million of investments in our joint ventures years ended December 31, 2024, 2023 and 2022, respectively.

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
(3)As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at cost was 9.5%, 11.0% and 9.8%, respectively. As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at fair value was 9.6%, 11.1% and 10.0%, respectively.
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
(5)As a percentage of total fair value of debt investments. As of December 31, 2024, 2023 and 2022, performing debt investments bearing a floating rate represented 97.2%, 98.1% and 98.1%, respectively, of total investment at fair value (excluding investments in joint ventures).
(6)As a percentage of total amortized cost of investments (excluding investments in joint ventures). Assets on non-accrual represented 0.2%, less than 0.1% and 0.1% of total fair value of investments (excluding investments in joint ventures) as of December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, our portfolio companies had a weighted average annual EBITDA of $234 million and $223 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of December 31, 2024, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of December 31, 2024 the Company had contributed (net of returns of capital) $1,815.0 million and the Emerald JV Partner had contributed (net of returns of capital) $605.0 million of capital and $435.0 million and $145.0 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.

The following table is a summary of Emerald JV’s portfolio as of December 31, 2024 and December 31, 2023 and for the period ended December 31, 2022 (dollar amounts in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Total investments, at fair value	$5,647,024	$5,325,685	$6,143,310
Total senior secured debt investments, at fair value	$5,544,430	$5,187,161	$5,722,448
Number of portfolio companies	275	272	443
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.0%	11.4%	10.7%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.2%	11.5%	10.9%
Percentage of performing debt investments bearing a floating rate (3)	99.9%	99.8%	93.5%
Percentage of performing debt investments bearing a fixed rate (3)	0.1%	0.2%	6.5%
Percentage of assets on non-accrual, at amortized cost (4)	1.6%	0.1%	0.2%
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
(2)As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at cost was 8.8%, 11.2% and 10.0%, respectively. As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at fair value was 9.0%, 11.2% and 10.1%, respectively.
(3)As a percentage of total fair value of debt investments. As of December 31, 2024, 2023 and 2022, performing debt investments bearing a floating rate represented 98.0%, 97.1% and 93.1%, respectively, of total investment at fair value.
(4)Assets on non-accrual represented 1.4%, 0.1% and 0.1% of total fair value of Investments of Emerald JV as of December 31, 2024, 2023 and 2022, respectively.

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
As of December 31, 2024, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s General Partner, have equal control of the Verdelite JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.

The following table is a summary of Verdelite JV’s portfolio as of December 31, 2024 and December 31, 2023 and for the period ended December 31, 2022 (dollar amounts in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Total investments, at fair value	$650,532	$591,886	$490,615
Total senior secured debt investments, at fair value	$650,532	$591,886	$490,615
Number of portfolio companies	240	192	129
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	7.2%	9.8%	9.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	7.1%	9.7%	9.3%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate (3)	—%	—%	—%
Percentage of assets on non-accrual, at amortized cost (4)	—%	—%	—%
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
(2)As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at cost was 7.2%, 9.8% and 9.2%, respectively. As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at fair value was 7.1%, 9.7% and 9.2%, respectively.
(3)As a percentage of total fair value of debt investments. As of December 31, 2024, 2023 and 2022, performing debt investments bearing a floating rate represented 100.0%, 100.0% and 100.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of Investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of December 31, 2024, 2023 and 2022.

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Joint Ventures.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$6,694,692	$5,738,009	$3,602,347
Net expenses before tax expense	2,952,489	2,646,721	1,616,795
Net investment income before tax expense	3,742,203	3,091,288	1,985,552
Excise and other tax expense	33,724	32,826	975
Net investment income after tax expense	3,708,479	3,058,462	1,984,577
Net change in unrealized appreciation (depreciation)	(97,287)	615,705	(1,045,678)
Net realized gain (loss)	(126,664)	(310,984)	(275,829)
Net increase (decrease) in net assets resulting from operations	$3,484,528	$3,363,183	$663,070
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income
Investment income was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest income	$6,012,032	$5,196,090	$3,330,329
Payment-in-kind interest income	385,285	220,889	129,475
Dividend income	282,476	317,749	114,604
Fee income	14,899	3,281	27,939
Total investment income	$6,694,692	$5,738,009	$3,602,347
Total investment income increased to $6.7 billion for the year ended December 31, 2024, an increase of $956.7 million or 17% compared to the year ended December 31, 2023. This was primarily driven by an increase in the average investments at fair value. Average investments at fair value increased by 19% to $57,778.6 million during the year ended December 31, 2024, compared to $48,543.8 million during the year ended December 31, 2023. This was partially offset by a decrease in dividend income from our Emerald JV and Verdelite JV joint ventures which was $281.1 million as compared to $309.9 million in the prior year.
Additionally, for the year ended December 31, 2024, we recorded $51.6 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $19.1 million in the prior year, primarily as a result of increased prepayments.
For the years ended December 31, 2024 and 2023, Payment-in-kind interest income represented 5.8% and 3.8% of total investment income, respectively, and represented 10.4% and 7.2% of net investment income, respectively. We expect that Payment-in-kind interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While elevated interest rates continued to favorably impact our investment income during the year ended December 31, 2024, there were three Federal Reserve interest rate reductions in the latter part of 2024. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$1,838,600	$1,759,437	$990,538
Management fees	432,447	316,238	259,944
Income based incentive fees	543,693	446,922	288,892
Capital gains based incentive fees	—	—	(15,058)
Distribution and shareholder servicing fees
Class S	96,127	68,878	50,424
Class D	1,246	1,117	2,302
Professional fees	11,925	20,114	12,917
Board of Trustees’ fees	895	913	877
Administrative service expenses	6,716	6,729	5,767
Other general and administrative	16,989	23,120	15,156
Amortization of continuous offering costs	3,851	3,253	5,036
Total expenses before tax expense	2,952,489	2,646,721	1,616,795
Net investment income before tax expense	3,742,203	3,091,288	1,985,552
Excise and other tax expense	33,724	32,826	975
Net investment income after tax expense	$3,708,479	$3,058,462	$1,984,577
Interest Expense
Total interest expense increased to $1.8 billion for the year ended December 31, 2024, an increase of $79.2 million or 4% compared to the year ended December 31, 2023. This was primarily driven by an increase in the weighted average interest rate on our borrowings relative to the prior year and an increase in our average principal of debt outstanding.
Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) increased to 7.13% for the year ended December 31, 2024 from 6.93% for the prior year. The average principal of debt outstanding increased to $25,294.0 million for the year ended December 31, 2024 from $24,905.9 million in the prior year.
Management Fees
Management fees increased to $432.4 million for the year ended December 31, 2024, an increase of $116.2 million or 37% compared to the year ended December 31, 2023 primarily due to an increase in weighted average net assets to $34,749.8 million for the year ended December 31, 2024 compared to $25,444.7 million for the year ended December 31, 2023.
Income Based Incentive Fees
Income based incentive fees increased to $543.7 million for the year ended December 31, 2024, an increase of $96.8 million or 22% compared to the year ended December 31, 2023, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $4.3 billion for the year ended December 31, 2024 from $3.6 billion for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the years ended December 31, 2024 and 2023. The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses
Total other expenses increased to $137.7 million for the year ended December 31, 2024, an increase of $13.6 million as compared to prior year. Total other expenses for the year ended December 31, 2024 are primarily comprised of $97.4 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $17.0 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), and $11.9 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for and maintain tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year.
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
For the years ended December 31, 2024, 2023 and 2022, we accrued $33.7 million, $32.8 million and $1.0 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC, a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments LLC is subject to certain U.S. Federal, state and local taxes. For the years ended December 31, 2024, 2023 and, 2022 BCRED Investments LLC recorded an income tax provision of $8.9 million, $0.0 million, and $0.0 million, respectively. For the years ended December 31, 2024 and 2023, BCRED Investments LLC recorded a deferred tax liability of $8.9 million, and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net change in unrealized gain (loss) on investments	$(114,191)	$632,049	$(1,050,537)
Net change in unrealized gain (loss) on derivative instruments	25,699	(13,259)	(4,301)
Net change in unrealized gain (loss) on foreign currency and other transactions	135	(3,085)	9,160
Income tax (provision) benefit	(8,930)	—	—
Net change in unrealized gain (loss)	$(97,287)	$615,705	$(1,045,678)
For the year ended December 31, 2024, the net change in unrealized losses of $97.3 million was primarily driven by the decrease in the fair value of certain investments. The fair value of these investments decreased due to changes in portfolio company fundamentals and the economic outlook.
The net unrealized losses for the year ended December 31, 2024, were partially offset by the net change in unrealized gains of $25.7 million and $0.1 million on derivative instruments and foreign currency and other transactions, respectively. These were primarily as a result of fluctuations in the EUR, NOK, GBP and DKK exchange rates vs. USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net realized gain (loss) on investments	$(176,654)	$(308,564)	$(252,197)
Net realized gain (loss) on derivative instruments	21,086	3,063	(43,104)
Net realized gain (loss) on foreign currency and other transactions	28,904	(5,483)	19,472
Net realized gain (loss)	$(126,664)	$(310,984)	$(275,829)
For the year ended December 31, 2024, we recognized net realized losses on investments of $176.7 million, which was primarily from losses realized on the restructure of certain debt investments and from the full or partial sales of investments.
For the year ended December 31, 2024, we generated realized gains of $21.1 million, on derivative assets and derivative liabilities as a result of the settlement of our foreign currency derivative transactions.
The net realized losses for the year ended December 31, 2024, were partially offset by net realized gains of $28.9 million on foreign currency and other transactions, primarily as a result of fluctuations in the CAD and GBP exchange rates vs. USD.
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
As of December 31, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024 and December 31, 2023, we had an aggregate principal amount of $30.7 billion and $23.4 billion, of debt outstanding and our asset coverage ratio was 226.5% and 221.9%, respectively.
Cash and cash equivalents as of December 31, 2024, taken together with our $6.1 billion of unused capacity under our credit facilities (subject to borrowing base availability, $5.5 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2024, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,022.6 million of Level 1 and Level 2 investments as of December 31, 2024, which could provide additional liquidity if necessary.

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
As of December 31, 2024, we had $1.7 billion in cash and cash equivalents. During the year ended December 31, 2024, cash used in operating activities was $14.1 billion, primarily due to purchases of investments of $25.3 billion partially offset by sales of investments and principal repayments of $7.7 billion and receipt of interest payments from our investments. Cash provided by financing activities was $14.3 billion during the year, primarily as a result of proceeds from issuance of Common Shares of $10.8 billion and net borrowing on debt of $7.4 billion, partially offset by share repurchases of $2.1 billion, and dividends paid in cash of $1.8 billion.
Equity
The following table presents transactions in the Common Shares during the year ended December 31, 2024 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	292,239,395	$7,452,201
Share transfers between classes	4,920,648	125,969
Distributions reinvested	42,886,849	1,093,651
Share repurchases	(65,108,461)	(1,660,006)
Early repurchase deduction	—	1,030
Net increase (decrease)	274,938,431	7,012,845
CLASS S
Subscriptions	122,935,535	3,134,546
Share transfers between classes	(4,910,213)	(125,680)
Distributions reinvested	20,705,487	528,016
Share repurchases	(16,458,223)	(419,727)
Early repurchase deduction	—	509
Net increase (decrease)	122,272,586	3,117,664
CLASS D
Subscriptions	7,795,424	198,906
Share transfers between classes	(10,436)	(289)
Distributions reinvested	350,175	8,931
Share repurchases	(668,729)	(17,076)
Early repurchase deduction	—	23
Net increase (decrease)	7,466,434	190,495
Total net increase (decrease)	404,677,451	$10,321,004

Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
July 17, 2024	July 31, 2024	August 27, 2024	0.2200	198,554
August 20, 2024	August 31, 2024	September 27, 2024	0.2200	204,327
September 19, 2024	September 30, 2024	October 23, 2024	0.2200	210,943
October 16, 2024	October 31, 2024	November 27, 2024	0.2200	212,313
November 19, 2024	November 30, 2024	December 27, 2024	0.2200	219,730
December 19, 2024	December 31, 2024	January 29, 2025	0.2200	225,850
			$2.6400	$2,358,733

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
July 17, 2024	July 31, 2024	August 27, 2024	0.2019	90,392
August 20, 2024	August 31, 2024	September 27, 2024	0.2019	92,814
September 19, 2024	September 30, 2024	October 23, 2024	0.2019	95,008
October 16, 2024	October 31, 2024	November 27, 2024	0.2019	96,361
November 19, 2024	November 30, 2024	December 27, 2024	0.2019	98,530
December 19, 2024	December 31, 2024	January 29, 2025	0.2020	100,990
			$2.4232	$1,074,768

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
July 17, 2024	July 31, 2024	August 27, 2024	0.2147	4,363
August 20, 2024	August 31, 2024	September 27, 2024	0.2147	4,479
September 19, 2024	September 30, 2024	October 23, 2024	0.2147	4,602
October 16, 2024	October 31, 2024	November 27, 2024	0.2147	4,672
November 19, 2024	November 30, 2024	December 27, 2024	0.2147	4,874
December 19, 2024	December 31, 2024	January 29, 2025	0.2147	4,922
			$2.5764	$50,705
For the years ended December 31, 2024, 2023 and 2022, interest-related dividends represented 99.9%, 99.6% and 99.6% of total distributions paid by the Company, respectively.
For the years ended December 31, 2024, 2023 and 2022, short-term capital gain dividends represented 0.0%, 0.0% and 0.0% of total distributions paid by the Company, respectively. Qualified short-term capital gain dividends are generally exempt from U.S. withholding tax when paid to non-U.S. shareholders.
For the years ended December 31, 2024, 2023 and 2022, capital gain dividends represented 0.0%, 0.0% and 0.0% of total dividends paid by the Company, respectively.
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
For additional information on our distributions and dividend reinvestment plan, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
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
For additional information on our share repurchases see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of December 31, 2024 and December 31, 2023, we had an aggregate principal amount of $30,708.8 million and $23,407.8 million, respectively, of debt outstanding.
For additional information on our debt obligations see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Borrowings.”
Interest Rate Swaps
We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship.
See “Item 8. Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies—Derivative Instruments” and “Item 8. Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 6. Derivatives” for additional disclosure regarding our derivative instruments designated in a hedge accounting relationship.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $10.8 billion and $5.4 billion, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2024 and December 31, 2023, we estimate that $130.2 million and $399.5 million, respectively, of investments and backstop arrangements that were committed but not yet funded.

Other Commitments and Contingencies
As of December 31, 2024 and December 31, 2023, $536.7 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management is not aware of any material pending legal proceedings.
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
The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the year ended December 31, 2024, the Company purchased investments from Emerald JV with a par value of $482.4 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $486.9 million. For the year ended December 31, 2024 the Company did not purchase investments from or sell investments to Verdelite JV.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Joint Ventures.”
Recent Developments
Macroeconomic Environment
The year ended December 31, 2024 was marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Although inflation generally decelerated throughout 2024 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of the year, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. The Federal Reserve has also indicated its intent to maintain higher interest rates in the near term. While our business model benefits from elevated interest rates, which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.
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
Where prices or inputs are not available or, in the judgment of the Board are not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
In a declining interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of December 31, 2024, 99.7% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$1,972,734	$(826,575)	$1,146,159
Up 200 basis points	$1,315,090	$(551,050)	$764,040
Up 100 basis points	$657,447	$(275,525)	$381,922
Down 100 basis points	$(657,012)	$275,525	$(381,487)
Down 200 basis points	$(1,312,100)	$551,050	$(761,050)
Down 300 basis points	$(1,956,586)	$826,575	$(1,130,011)
(1)Excludes the impact of incentive fees. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” for further information.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Blackstone Private Credit Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Private Credit Fund and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, and the related notes (referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
As described in Note 5 to the financial statements, the Company held $61,482,810 thousand of investments classified as level 3 fair value measurements as of December 31, 2024. These investments include illiquid secured debt and unlisted equity securities. The valuation approaches used are based on the facts and circumstances of the underlying investments and involve estimates relating to unobservable valuation inputs.

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
March 14, 2025
We have served as the Company’s auditor since 2020.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $66,124,775 and $48,561,249, respectively)	$65,689,987	$48,242,813
Non-controlled/affiliated investments (cost of $558 and $558, respectively)	1,394	2,499
Controlled/affiliated investments (cost of $2,860,338 and $2,459,916, respectively)	2,728,396	2,498,599
Total investments at fair value (cost of $68,985,671 and $51,021,723, respectively)	68,419,777	50,743,911
Cash and cash equivalents (restricted cash of $305,900 and $938, respectively)	1,650,679	1,481,770
Interest receivable from non-controlled/non-affiliated investments	712,903	515,902
Interest receivable from controlled/affiliated investments	96	—
Dividend receivable from controlled/affiliated investments	56,636	98,607
Receivable from broker	253,890	266,573
Deferred financing costs	132,751	93,836
Deferred offering costs	1,524	1,032
Receivable for investments	38,838	101,460
Derivative assets at fair value (Note 6)	16,476	14,145
Total assets	$71,283,570	$53,317,236
LIABILITIES
Debt (net of unamortized debt issuance costs of $136,810 and $91,634, respectively)	$30,452,578	$23,179,861
Payable for investments	250,150	70,138
Management fees payable (Note 3)	120,103	87,272
Income based incentive fees payable (Note 3)	144,724	122,943
Capital gains incentive fees payable (Note 3)	—	—
Interest payable	398,004	322,597
Derivative liabilities at fair value (Note 6)	126,281	165,541
Due to affiliates	20,721	23,577
Distribution payable (Note 9)	331,762	245,032
Payable for share repurchases (Note 9)	531,058	532,774
Board of Trustee payable	224	224
Accrued expenses and other liabilities	52,202	32,840
Total liabilities	32,427,807	24,782,799
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,528,574,321 and 1,123,896,870 shares issued and outstanding, respectively)	15,286	11,239
Additional paid in capital	38,958,382	28,679,353
Distributable earnings (loss)	(117,905)	(156,155)
Total net assets	38,855,763	28,534,437
Total liabilities and net assets	$71,283,570	$53,317,236
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2024	December 31, 2023
Class I Shares:
Net assets	$25,661,534	$18,649,595
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,009,518,371	734,579,940
Net asset value per share	$25.42	$25.39
Class S Shares:
Net assets	$12,611,626	$9,492,496
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	496,136,844	373,864,258
Net asset value per share	$25.42	$25.39
Class D Shares:
Net assets	$582,603	$392,346
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	22,919,106	15,452,672
Net asset value per share	$25.42	$25.39
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,008,101	$5,196,090	$3,330,329
Payment-in-kind interest income	370,198	218,469	129,475
Dividend income	1,387	198	2,152
Fee income	14,899	3,281	27,939
From non-controlled/affiliated investments:
Dividend income	13	16	—
From controlled/affiliated investments:
Interest income	3,931	—	—
Payment-in-kind interest income	15,087	2,420	—
Dividend income	281,076	317,535	112,452
Total investment income	6,694,692	5,738,009	3,602,347
Expenses:
Interest expense	1,838,600	1,759,437	990,538
Management fees (Note 3)	432,447	316,238	259,944
Income based incentive fees (Note 3)	543,693	446,922	288,892
Capital gains based incentive fees (Note 3)	—	—	(15,058)
Distribution and shareholder servicing fees
Class S	96,127	68,878	50,424
Class D	1,246	1,117	2,302
Professional fees	11,925	20,114	12,917
Board of Trustees’ fees	895	913	877
Administrative service expenses (Note 3)	6,716	6,729	5,767
Other general and administrative	16,989	23,120	15,156
Amortization of continuous offering costs	3,851	3,253	5,036
Total expenses before tax expense	2,952,489	2,646,721	1,616,795
Net investment income before tax expense	3,742,203	3,091,288	1,985,552
Excise and other tax expense	33,724	32,826	975
Net investment income after tax expense	3,708,479	3,058,462	1,984,577
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	57,540	550,279	(1,007,789)
Non-controlled/affiliated investments	(1,105)	(153)	1,062
Controlled/affiliated investments	(170,626)	81,923	(43,810)
Derivative instruments (Note 6)	25,699	(13,259)	(4,301)
Foreign currency and other transactions	135	(3,085)	9,160
Income tax (provision) benefit	(8,930)	—	—
Net change in unrealized appreciation (depreciation)	(97,287)	615,705	(1,045,678)
Net realized gain (loss):
Non-controlled/non-affiliated investments	(176,654)	(308,777)	(252,197)
Non-controlled/affiliated investments	—	213	—
Derivative instruments (Note 6)	21,086	3,063	(43,104)
Foreign currency and other transactions	28,904	(5,483)	19,472
Net realized gain (loss)	(126,664)	(310,984)	(275,829)
Net realized and change in unrealized gain (loss)	(223,951)	304,721	(1,321,507)
Net increase (decrease) in net assets resulting from operations	$3,484,528	$3,363,183	$663,070
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operations:
Net investment income after tax expense	$3,708,479	$3,058,462	$1,984,577
Net change in unrealized appreciation (depreciation)	(97,287)	615,705	(1,045,678)
Net realized gain (loss)	(126,664)	(310,984)	(275,829)
Net increase (decrease) in net assets resulting from operations	3,484,528	3,363,183	663,070
Distributions to common shareholders:
Class I	(2,358,733)	(1,729,499)	(1,239,553)
Class S	(1,074,768)	(767,401)	(478,548)
Class D	(50,705)	(44,882)	(80,303)
Net decrease in net assets resulting from distributions	(3,484,206)	(2,541,782)	(1,798,404)
Share transactions:
Class I:
Proceeds from shares sold	7,452,201	4,301,597	7,657,964
Share transfers between classes	125,969	1,160,908	72,944
Distributions reinvested	1,093,651	779,404	520,100
Repurchased shares, net of early repurchase deduction	(1,658,976)	(2,667,221)	(1,934,680)
Net increase (decrease) from share transactions	7,012,845	3,574,688	6,316,328
Class S:
Proceeds from shares sold	3,134,546	2,442,624	3,867,398
Share transfers between classes	(125,680)	(69,353)	(27,793)
Distributions reinvested	528,016	348,634	204,169
Repurchased shares, net of early repurchase deduction	(419,218)	(441,234)	(207,608)
Net increase (decrease) from share transactions	3,117,664	2,280,671	3,836,166
Class D:
Proceeds from shares sold	198,906	259,923	837,827
Share transfers between classes	(289)	(1,091,555)	(45,151)
Distributions reinvested	8,931	18,060	36,842
Repurchased shares, net of early repurchase deduction	(17,053)	(13,816)	(16,433)
Net increase (decrease) from share transactions	190,495	(827,388)	813,085
Total increase (decrease) in net assets	10,321,326	5,849,372	9,830,245
Net assets, beginning of period	28,534,437	22,685,065	12,854,820
Net assets, end of period	$38,855,763	$28,534,437	$22,685,065

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,484,528	$3,363,183	$663,070
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	114,191	(632,049)	1,050,537
Net change in unrealized (appreciation) depreciation on derivative instruments	(25,699)	13,259	4,301
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	2,074	3,085	(9,160)
Net realized (gain) loss on investments	176,654	308,564	252,197
Net realized (gain) loss on derivative instruments	—	(3,063)	—
Net realized (gain) loss on foreign currency and other transactions	—	5,483	—
Net change due to hedging activity	424	—	—
Payment-in-kind interest capitalized	(366,024)	(236,822)	(140,006)
Net accretion of discount and amortization of premium	(215,203)	(172,875)	(147,923)
Amortization of deferred financing costs	37,786	31,362	25,136
Amortization of debt issuance costs and original issue discount on notes	33,408	27,699	20,823
Amortization of offering costs	3,851	3,253	5,036
Purchases of investments	(25,250,002)	(7,536,897)	(27,899,547)
Proceeds from sale of investments and principal repayments	7,690,627	6,551,603	8,698,004
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(197,001)	70,730	(392,139)
Interest receivable from controlled/affiliated investments	(96)	—	—
Dividend receivable from controlled/affiliated investments	41,971	(28,643)	(69,964)
Receivable from broker	12,683	89,169	(355,742)
Receivable for investments	62,622	1,195,925	(633,791)
Derivative instruments, net	(16,963)	—	—
Other assets	—	5,088	(4,299)
Payable for investments	180,012	(1,275,443)	348,173
Management fees payable	32,831	13,880	38,354
Income based incentive fees payable	21,781	28,826	58,113
Capital gains based incentive fees payable	—	—	(15,058)
Interest payable	75,407	6,597	265,706
Due to affiliates	(2,856)	(15,390)	29,619
Accrued expenses and other liabilities	19,362	6,803	22,811
Net cash provided by (used in) operating activities	(14,083,632)	1,823,327	(18,185,749)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Borrowings on debt	$12,405,681	$3,684,216	$20,297,052
Repayments on debt	(4,979,693)	(7,235,455)	(11,744,062)
Deferred financing costs paid	(75,013)	(26,087)	(59,410)
Debt issuance costs paid	(16,305)	(15,918)	(7,947)
Deferred offering costs paid	(4,599)	(1,733)	(4,865)
Proceeds from issuance of common shares	10,785,653	7,004,144	12,363,189
Repurchased shares, net of early repurchase deduction paid	(2,096,971)	(3,750,742)	(1,009,799)
Dividends paid in cash	(1,768,522)	(1,350,683)	(938,436)
Net cash provided by (used in) financing activities	14,250,231	(1,692,258)	18,895,722
Net increase (decrease) in cash and cash equivalents	166,599	131,069	709,973
Effect of foreign exchange rate changes on cash and cash equivalents	2,310	(1,200)	23,942
Cash and cash equivalents, beginning of period	1,481,770	1,351,901	617,986
Cash and cash equivalents, end of period	$1,650,679	$1,481,770	$1,351,901

Supplemental information and non-cash activities:
Interest paid during the period	$2,034,750	$1,946,485	$799,997
Distribution payable	331,762	245,032	198,736
Reinvestment of dividends during the period	1,630,598	1,146,098	761,111
Accrued but unpaid debt financing costs	12	—	1,204
Accrued but unpaid debt issuance costs	2,013	—	1,514
Accrued but unpaid offering costs	616	6	6
Share repurchases accrued but not yet paid	531,058	532,774	1,158,283
Excise taxes paid	26,402	5,968	—
Investments contributed in-kind to joint ventures (Note 11)	—	—	459,430
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.03%	5/25/2021	5/25/2028		$49,949	$49,092	$29,039	0.07%
Atlas CC Acquisition Corp.	(4)(5)(7)(10)	P +	3.00%	10.50%	5/25/2021	5/26/2026		6,173	6,056	48	0.00
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.61%	1/7/2021	12/31/2027		32,510	32,474	32,510	0.08
Fastener Distribution Holdings LLC	(4)(7)(10)	SOFR +	4.75%	9.31%	10/31/2024	11/4/2031		175,449	173,402	173,354	0.45
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.49%	1/9/2023	1/9/2030		2,347	2,290	2,347	0.01
Loar Group Inc	(4)(6)(7)(11)	SOFR +	4.75%	9.11%	7/28/2022	5/10/2030		281,197	278,367	280,257	0.72
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.33% (incl. 2.71% PIK)	12/5/2023	12/5/2030		54,574	53,134	53,168	0.14
Maverick Acquisition, Inc.	(4)(11)(17)	SOFR +	6.25%	10.58%	6/1/2021	6/1/2027		47,851	47,426	31,821	0.08
Peraton Corp.	(10)	SOFR +	3.75%	8.21%	2/1/2021	2/1/2028		14,323	14,342	13,364	0.03
TransDigm Inc	(6)(8)	SOFR +	2.50%	6.83%	11/28/2023	2/28/2031		12,947	12,987	12,984	0.03
Vertex Aerospace Services Corp.	(6)(10)	SOFR +	2.75%	7.11%	12/6/2021	12/6/2030		11,673	11,634	11,708	0.03
West Star Aviation Acquisition, LLC	(4)(5)(11)	SOFR +	5.00%	9.33%	11/3/2023	3/1/2028		9,878	9,734	9,878	0.03
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	5.00%	9.33%	3/1/2022	3/1/2028		4,876	4,809	4,876	0.01
									695,747	655,354	1.68
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.23%	6/11/2021	6/11/2027		211,429	209,624	211,429	0.54
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.23%	12/21/2021	6/11/2027		51,518	51,058	51,518	0.13
Alliance Ground	(4)(9)	SOFR +	5.75%	10.25%	7/25/2022	6/11/2027		93,745	92,808	93,745	0.24
ENV Bidco AB	(4)(6)(7)(8)	E +	5.25%	7.97%	12/12/2024	7/19/2029	EUR	114,257	113,857	117,999	0.30
ENV Bidco AB	(4)(6)(10)	SOFR +	5.25%	9.59%	12/12/2024	7/19/2029		114,097	112,376	114,097	0.29
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	9.96%	8/13/2021	4/30/2027		100,776	100,454	99,517	0.26
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.92%	1/7/2021	12/9/2026		27,349	27,051	26,529	0.07
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.92%	2/4/2022	2/5/2029		135,783	134,195	131,709	0.34
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	10.84%	12/30/2022	12/30/2028		1,136	1,110	1,109	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.23%	12/13/2021	12/31/2028		270,142	267,078	240,426	0.62

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Air Freight & Logistics (continued)
SEKO Global Logistics Network, LLC	(4)(5)(11)	P +	7.00%	15.50%	7/1/2024	12/30/2026		$1,896	$1,867	$1,896	0.00%
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.67%	10/15/2024	12/30/2026		1,481	1,455	1,481	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.52%	11/27/2024	11/27/2029		5,961	5,844	5,961	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	5.00%	9.50% (incl. 5.00% PIK)	11/27/2024	5/27/2030		29,019	29,019	29,019	0.07
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.25%	7.61%	8/6/2024	1/25/2029		12,951	12,951	13,048	0.03
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.33%	11/8/2024	7/26/2028		17,639	17,642	17,769	0.05
									1,178,389	1,157,252	2.96
Airlines
Air Canada	(6)(8)	SOFR +	2.00%	6.34%	3/21/2024	3/14/2031		6,292	6,278	6,329	0.02
Auto Components
Clarios Global LP	(6)(8)	SOFR +	2.50%	6.86%	7/16/2024	5/6/2030		3,491	3,491	3,510	0.01
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	8.22%	6/20/2024	6/18/2029	EUR	23,500	24,933	24,107	0.06
									28,424	27,617	0.07
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	7.84%	3/31/2021	3/31/2028		44,309	43,795	44,714	0.12
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	6.74%	1/7/2021	11/15/2027		4,094	4,060	4,084	0.01
Broadline Retail
Peer USA, LLC	(6)(8)	SOFR +	3.00%	7.33%	6/26/2024	7/1/2031		7,000	7,020	7,048	0.02
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.02%	7/25/2022	8/1/2028		25,480	25,221	25,098	0.06
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	7.75%	4/15/2021	4/12/2028		4,817	4,797	4,614	0.01
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	9.10%	11/22/2021	4/23/2028	EUR	30,879	33,669	27,508	0.07
Engineered Stone Group Holdings III Ltd.	(4)(6)(10)	SOFR +	5.75%	10.32%	11/22/2021	4/23/2028		64,562	63,627	55,523	0.14
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.46%	2/26/2021	2/26/2027		109,579	108,878	106,839	0.27
Great Day Improvements, LLC	(4)(7)(13)	SOFR +	5.50%	10.01%	6/13/2024	6/13/2030		36,146	35,382	35,124	0.09

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Building Products (continued)
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	1/7/2021	2/25/2027		$43,474	$43,294	$40,214	0.10%
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	4/20/2022	2/25/2027		187,540	186,505	173,474	0.45
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	1/7/2021	2/25/2027		6,319	6,291	5,845	0.02
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.60%	9/1/2021	9/1/2027		124,867	123,610	124,867	0.32
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	10.59%	8/19/2024	9/1/2027		10,975	10,783	10,975	0.03
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.30%	6/6/2024	5/31/2031		50,254	49,794	49,908	0.13
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.90%	4/19/2022	5/1/2027		146,580	146,220	145,114	0.37
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.36%	3/28/2024	3/21/2031		4,489	4,510	4,540	0.01
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	4/29/2022	4/29/2029		2,977	2,987	2,950	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.71%	11/3/2021	11/3/2028		24,952	24,814	25,131	0.06
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.98% (incl. 8.94% PIK)	1/7/2021	12/29/2026		58,890	58,517	47,701	0.12
									928,899	885,425	2.26
Capital Markets
Apex Group Treasury, LLC	(6)(9)	SOFR +	3.75%	8.96%	7/27/2021	7/27/2028		14,985	14,967	15,145	0.04
Apex Group Treasury, LLC	(6)(9)	SOFR +	4.00%	9.08%	8/2/2024	7/27/2028		77,903	77,903	78,715	0.20
Aretec Group, Inc.	(6)(8)	SOFR +	3.50%	7.86%	5/29/2024	8/9/2030		853	853	856	0.00
FFML Holdco Ltd	(4)(6)(10)	B +	6.25%	10.66%	11/11/2022	11/30/2028	NZD	37,054	22,562	20,732	0.05
Focus Financial Partners LLC	(7)(8)	SOFR +	3.25%	7.61%	9/11/2024	9/11/2031		14,889	14,853	15,061	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031		12,388	12,074	12,445	0.03
Osaic Holdings Inc	(6)(8)	SOFR +	3.50%	7.86%	11/26/2024	8/17/2028		10,567	10,567	10,623	0.03
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	11.09%	12/29/2023	4/30/2027		3,884	3,843	3,819	0.01
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	9.93%	12/22/2021	12/22/2027		12,151	12,090	12,151	0.03
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	8.22%	12/1/2021	12/1/2028		13,026	12,975	13,122	0.03
The Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	3.00%	7.36%	6/5/2024	4/7/2028		18,370	18,370	18,504	0.05
									201,057	201,173	0.51

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
Charter Next Generation Inc	(10)	SOFR +	3.00%	7.53%	11/5/2024	11/29/2030	$6,972	$6,990	$7,018	0.02%
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	4.50%	8.86%	6/13/2024	6/13/2031	210,895	208,448	209,820	0.54
Derby Buyer, LLC	(6)(9)	SOFR +	3.00%	7.37%	12/13/2024	11/1/2030	6,451	6,451	6,479	0.02
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	10.27%	11/15/2023	11/15/2030	21,268	20,853	21,019	0.05
Geon Performance Solutions, LLC	(10)	SOFR +	4.25%	8.84%	8/18/2021	8/18/2028	3,581	3,566	3,598	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	4.50%	9.13%	8/30/2021	8/30/2028	7,904	7,895	7,788	0.02
								254,203	255,722	0.66
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	9.59%	8/18/2023	8/18/2028	43,414	42,988	43,891	0.11
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.21%	4/8/2021	5/12/2028	40,727	40,680	40,911	0.11
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	7.72%	11/8/2021	11/16/2028	11,645	11,620	11,742	0.03
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	8.03%	12/13/2024	12/11/2028	6,363	6,363	6,454	0.02
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.25%	9.25%	5/7/2021	5/7/2028	417,604	417,604	417,604	1.07
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.36%	12/20/2024	10/2/2030	209,628	205,595	209,011	0.54
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.22%	3/31/2021	3/31/2028	22,477	22,497	22,744	0.06
EAB Global, Inc.	(9)	SOFR +	3.25%	7.61%	8/16/2021	8/16/2028	13,340	13,322	13,409	0.03
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.60%	8/31/2021	8/31/2028	8,869	8,822	8,658	0.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.75%	10.34%	11/17/2023	11/17/2029	45,012	44,189	45,012	0.12
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	10.29%	11/17/2023	11/17/2029	19,466	19,110	19,466	0.05
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.48%	9/25/2024	11/17/2029	34,988	34,481	34,805	0.09
Garda World Security Corp.	(6)(8)	SOFR +	3.50%	7.90%	8/6/2024	2/1/2029	20,915	20,915	21,033	0.05
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.51%	8/27/2024	8/28/2030	252,033	248,470	250,143	0.64
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.52%	8/27/2024	8/28/2030	9,238	8,309	8,483	0.02
GBT US III, LLC	(6)(8)	SOFR +	3.00%	7.63%	7/26/2024	7/25/2031	4,000	4,009	4,025	0.01
Gorilla Investor LLC	(4)(5)(10)	SOFR +	5.00%	9.32%	9/26/2024	9/30/2031	167,623	164,393	165,947	0.43

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Iris Buyer, LLC	(4)(11)	SOFR +	6.25%	10.68%	10/2/2023	10/2/2030	$54,542	$53,310	$54,542	0.14%
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.58%	10/2/2023	10/2/2030	5,142	4,825	4,889	0.01
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.20%	12/15/2021	12/15/2027	137,995	136,695	137,995	0.36
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.35%	11/9/2023	12/15/2027	53,947	53,091	53,947	0.14
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.44%	12/15/2021	12/15/2027	95,828	94,996	95,828	0.25
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.59%	6/28/2024	12/15/2027	36,335	35,565	36,335	0.09
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.10% (incl. 3.00% PIK)	12/29/2021	11/8/2031	237,105	235,092	237,105	0.61
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.00% (incl. 3.00% PIK)	1/7/2021	11/8/2031	45,390	44,992	45,390	0.12
JSS Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.77% (incl. 3.00% PIK)	11/8/2024	11/8/2031	566,934	560,739	566,249	1.46
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.46%	12/10/2021	12/10/2027	88,097	87,288	88,009	0.23
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.19%	10/19/2021	10/19/2028	46,483	45,978	40,440	0.10
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.28%	10/19/2021	10/19/2028	20,736	20,512	18,040	0.05
Lsf12 Crown US Commercial Bidco LLC	(7)(8)	SOFR +	4.25%	8.80%	12/2/2024	12/2/2031	106,500	102,520	106,300	0.27
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.37%	1/26/2024	7/25/2030	4,988	5,030	5,018	0.01
Onex Baltimore Buyer, Inc.	(4)(11)(18)	SOFR +	5.27%	9.63%	12/1/2021	12/1/2027	187,232	185,397	187,232	0.48
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	9.11%	12/1/2021	12/1/2027	218,111	214,516	217,257	0.56
Pearce Intermediate Holdings, Inc	(4)(12)	SOFR +	4.75%	9.09%	6/2/2021	6/2/2029	82,396	81,522	82,396	0.21
Pearce Intermediate Holdings, Inc	(4)(5)(7)(11)	SOFR +	4.75%	9.09%	6/29/2023	6/2/2029	1,759	1,241	1,259	0.00
Pearce Intermediate Holdings, Inc	(4)(5)(11)	SOFR +	4.75%	9.09%	11/6/2024	6/2/2029	114,713	113,604	114,713	0.30
Polyphase Elevator Holding Co.	(4)(5)(7)(11)	SOFR +	6.00%	10.43% (incl. 5.00% PIK)	6/23/2021	6/23/2027	6,059	6,023	4,949	0.01
Polyphase Elevator Holding Co.	(4)(5)(11)	SOFR +	6.00%	10.48% (incl. 5.00% PIK)	12/21/2021	6/23/2027	10,818	10,818	8,952	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	6.52%	11/20/2024	10/13/2030	$1,496	$1,496	$1,502	0.00%
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.01
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	5/24/2024	5/24/2031	13,816	13,753	13,747	0.04
Safety Products/JHC Acquisition Corp	(7)(8)	SOFR +	4.50%	8.96%	1/7/2021	6/28/2026	59,946	59,856	60,169	0.15
TEI Intermediate LLC	(4)(10)	SOFR +	4.75%	9.15%	12/13/2024	12/15/2031	146,288	144,836	144,825	0.37
TEI Intermediate LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.15%	12/13/2024	12/15/2031	2,421	1,976	1,973	0.01
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.36%	6/20/2024	6/20/2030	75,375	74,688	74,809	0.19
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.58%	6/20/2024	6/20/2030	5,465	5,216	5,240	0.01
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.50%	7.97%	12/9/2021	12/8/2028	26,793	26,721	27,065	0.07
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.48%	1/21/2022	1/21/2029	8,940	8,914	8,299	0.02
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	10.85%	1/7/2021	11/2/2027	19,954	19,977	19,979	0.05
Water Holdings Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.36% (incl. 3.00% PIK)	7/31/2024	7/31/2031	188,383	186,488	187,263	0.48
								3,955,503	3,979,515	10.22
Construction & Engineering
Azuria Water Solutions Inc	(10)	SOFR +	3.75%	8.11%	7/23/2024	5/17/2028	34,436	34,436	34,759	0.09
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.80%	1/25/2024	1/27/2031	7,943	7,868	7,959	0.02
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.83%	5/10/2024	5/10/2031	48,760	48,008	48,538	0.12
COP Home Services TopCo IV, Inc.	(4)(7)(11)	SOFR +	6.00%	10.43%	6/9/2023	12/31/2027	208,968	205,871	208,754	0.54
Gannett Fleming Inc	(4)(7)(10)	SOFR +	4.75%	9.23%	8/5/2024	8/5/2030	360,786	355,220	357,520	0.92
Groundworks, LLC	(8)	SOFR +	3.25%	7.65%	3/14/2024	3/14/2031	9,040	9,058	9,099	0.02
Groundworks, LLC	(7)(8)	SOFR +	3.25%	7.65%	3/14/2024	3/14/2031	266	168	277	0.00
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	4.50%	8.96%	3/2/2021	3/2/2028	15,170	15,101	15,019	0.04
Peak Utility Services Group, Inc.	(4)(5)(11)	SOFR +	4.50%	8.96%	3/2/2021	3/2/2028	2,023	2,017	2,002	0.01
Pike Electric Corp.	(8)	SOFR +	3.00%	7.47%	6/7/2022	1/21/2028	1,000	1,011	1,009	0.00
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	7.96%	10/28/2021	12/16/2027	11,229	11,187	11,291	0.03
Thermostat Purchaser III, Inc.	(7)(10)	SOFR +	4.25%	8.58%	6/20/2024	8/31/2028	13,700	13,601	13,770	0.04
								703,546	709,997	1.83

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction Materials
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.09%	10/23/2024	9/20/2030	$2,985	$2,985	$3,013	0.01%
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.69%	12/13/2024	7/18/2029	1,990	1,990	2,004	0.01
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.23%	10/18/2022	9/30/2028	11,299	11,086	11,299	0.03
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.23%	9/30/2021	9/30/2027	2,587	2,516	2,587	0.01
Berlin Packaging, LLC	(8)	SOFR +	3.50%	8.05%	6/7/2024	6/7/2031	18,861	18,892	18,993	0.05
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.53%	4/13/2022	4/13/2029	13,989	13,751	14,033	0.04
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.86%	7/31/2024	8/4/2027	7,836	7,836	7,864	0.02
MAR Bidco S.à r.l.	(6)(9)	SOFR +	4.20%	8.77%	6/28/2021	7/6/2028	3,819	3,809	3,713	0.01
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.66%	4/9/2024	9/15/2028	16,192	16,192	16,263	0.04
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.11%	7/19/2024	8/12/2028	982	982	986	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.72%	3/3/2021	3/3/2028	14,375	14,315	14,383	0.04
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	21,739	21,739	21,961	0.06
								113,108	114,086	0.31
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	5.50%	10.16% PIK	12/10/2021	12/10/2028	7,820	7,732	6,881	0.02
Bradyplus Holdings LLC	(4)(11)	SOFR +	5.00%	9.52%	10/11/2024	10/31/2029	218,268	214,783	218,268	0.56
Bradyplus Holdings LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	10/11/2024	10/31/2029	1,381	1,287	1,331	0.00
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.21%	11/1/2021	11/2/2026	29,649	29,372	28,166	0.07
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.50%	11.24% (incl. 3.25% PIK)	11/1/2022	6/23/2028	15,532	15,244	13,979	0.04
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	10.99% (incl. 3.25% PIK)	12/31/2021	6/23/2028	26,188	25,928	23,438	0.06
NDC Acquisition Corp.	(4)(7)(8)	SOFR +	5.50%	10.19%	3/9/2021	3/9/2027	21,656	21,405	21,656	0.06
PT Intermediate Holdings III, LLC	(4)(7)(9)	SOFR +	5.00%	9.33% (incl. 1.75% PIK)	4/9/2024	4/9/2030	170,148	169,770	170,133	0.44
S&S Holdings, LLC	(9)	SOFR +	5.00%	9.46%	3/11/2021	3/11/2028	7,792	7,807	7,785	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.19%	1/7/2021	5/13/2026	81,820	81,505	80,184	0.21
								574,833	571,821	1.48

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.73%	7/19/2024	7/24/2030		$27,472	$26,963	$27,472	0.07%
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.50%	7/19/2024	7/24/2030		22,804	22,321	22,804	0.06
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.73%	7/19/2024	7/24/2030		1,697	1,552	1,697	0.00
Ascend Learning, LLC	(9)	SOFR +	3.50%	7.96%	12/10/2021	12/11/2028		20,370	20,125	20,505	0.05
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.35%	12/20/2024	4/30/2030		133,249	131,960	132,582	0.34
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.35%	12/20/2024	4/30/2030		42,165	41,955	41,954	0.11
BPPH2 Limited	(4)(6)(8)	S +	6.75%	11.57%	3/16/2021	3/16/2028	GBP	40,700	55,566	50,952	0.13
BPPH2 Limited	(4)(5)(6)(8)	S +	6.25%	10.95%	6/17/2024	3/16/2028	GBP	8,269	10,367	10,352	0.03
BPPH2 Limited	(4)(5)(6)(10)	CA +	6.25%	10.03%	6/17/2024	3/16/2028	CAD	5,090	3,653	3,541	0.01
BPPH2 Limited	(4)(5)(6)(10)	SOFR +	6.25%	10.76%	6/17/2024	3/16/2028		2,645	2,588	2,645	0.01
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.23%	7/20/2021	7/20/2028		939,007	934,248	939,007	2.42
Cengage Learning, Inc.	(6)(11)	SOFR +	3.50%	7.86%	11/22/2024	3/22/2031		8,458	8,458	8,512	0.02
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	4.75%	9.08%	5/31/2024	5/31/2031		54,863	54,360	54,863	0.14
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	5/31/2024	5/31/2031		11,701	11,447	11,539	0.03
DTA Intermediate II Ltd.	(4)(12)	SOFR +	5.25%	9.58%	3/27/2024	3/27/2030		51,454	50,556	51,454	0.13
DTA Intermediate II Ltd.	(4)(5)(7)(11)	SOFR +	5.25%	9.83%	3/27/2024	3/27/2030		6,461	5,975	6,254	0.02
Element Materials Technology Group US Holdings Inc.	(6)(9)	SOFR +	3.75%	8.08%	6/24/2022	7/6/2029		7,385	7,331	7,442	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.88%	7/18/2023	7/18/2029		46,941	46,053	45,885	0.12
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.88%	7/18/2023	7/18/2029		8,640	8,359	8,291	0.02
Essential Services Holding Corp	(4)(7)(10)	SOFR +	5.00%	9.65%	6/17/2024	6/17/2031		69,595	68,785	69,412	0.18
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.21%	10/12/2021	12/31/2026		41,322	40,966	40,289	0.10
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.11%	10/12/2021	12/31/2026		47,774	47,286	46,580	0.12
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.86%	2/1/2024	12/21/2029		64,711	64,437	64,909	0.17

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.79%	3/10/2022	3/12/2029	$9,746	$9,688	$9,700	0.02%
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.62%	11/20/2023	3/12/2029	27,225	26,686	27,096	0.07
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.22%	12/15/2021	12/15/2028	17,560	17,482	17,700	0.05
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	9.10%	12/19/2024	12/19/2031	230,733	228,095	229,610	0.59
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.33%	9/29/2023	9/29/2030	13,647	13,506	13,750	0.04
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	9.61%	5/1/2024	5/1/2031	199,500	197,696	197,505	0.51
Sunshine Cadence Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	5/1/2024	5/1/2031	16,598	16,164	16,278	0.04
University Support Services, LLC	(9)	SOFR +	2.75%	7.11%	2/10/2022	2/10/2029	9,496	9,467	9,551	0.02
								2,184,095	2,190,131	5.64
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.36%	12/28/2023	1/31/2031	5,955	5,975	5,962	0.02
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	10.09%	10/1/2021	10/1/2028	230,465	227,373	229,620	0.59
Zacapa, LLC	(6)(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029	7,444	7,444	7,496	0.02
								234,817	237,116	0.61
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.51%	3/26/2021	3/26/2027	61,040	60,557	61,040	0.16
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.51%	7/27/2023	3/26/2027	53,973	53,158	53,973	0.14
Qualus Power Services Corp.	(4)(5)(7)(11)	SOFR +	5.00%	9.50%	5/9/2024	3/26/2027	42,725	41,725	42,469	0.11
Tiger Acquisition, LLC	(9)	SOFR +	3.00%	7.34%	11/16/2022	6/1/2028	12,673	12,673	12,704	0.03
								168,113	170,186	0.44

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.34%	8/17/2021	8/17/2030		$194,324	$192,151	$193,887	0.50%
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.27%	8/8/2024	8/8/2030		327,813	322,691	324,784	0.84
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	6/21/2021	6/21/2028		39,617	39,367	39,809	0.10
									554,209	558,480	1.44
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.43%	1/7/2021	12/23/2026		24,995	24,828	23,870	0.06
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.68%	1/7/2021	12/23/2026		7,502	7,472	7,164	0.02
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.73%	1/7/2021	12/23/2026		1,924	1,917	1,838	0.00
Duro Dyne National Corp	(4)(7)(10)	SOFR +	5.00%	9.52%	11/15/2024	11/15/2031		190,133	187,766	187,714	0.48
Dwyer Instruments LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.27%	11/15/2024	7/30/2029		46,679	46,123	46,109	0.12
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.60%	3/2/2021	3/2/2028		19,865	19,777	19,746	0.05
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.86%	7/1/2024	7/1/2031		49,961	49,030	48,515	0.12
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	5.50%	9.87%	11/20/2023	11/20/2030		42,815	42,385	42,815	0.11
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.33%	7/1/2024	7/1/2030	EUR	7,356	7,899	7,562	0.02
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.33%	7/1/2024	7/1/2031	EUR	64,279	68,069	66,084	0.17
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	5.00%	9.59%	7/1/2024	7/1/2031		262,319	257,230	259,369	0.67
									712,496	710,786	1.82

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2031	$8,811	$8,651	$8,811	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	P +	3.75%	11.75%	8/20/2024	8/20/2030	312	288	304	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.59%	3/15/2024	3/15/2031	32,668	31,802	32,668	0.08
								40,741	41,783	0.10
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.05%	11/10/2021	11/10/2028	7,564	7,522	7,606	0.02
Renaissance Holdings Corp	(9)	SOFR +	4.00%	8.36%	12/6/2024	4/5/2030	2,506	2,506	2,503	0.01
William Morris Endeavor Entertainment LLC	(8)	SOFR +	2.75%	7.22%	11/7/2024	5/18/2025	9,966	9,986	10,002	0.03
								20,014	20,111	0.06
Financial Services
Atlas Securitized Products Funding 2, L.P.	(4)(5)(6)(7)(8)	SOFR +	1.50%	6.05%	3/28/2024	5/25/2063	148,565	144,785	148,565	0.38
Carr Riggs & Ingram Capital LLC	(4)(5)(9)	SOFR +	4.75%	9.24%	11/18/2024	11/18/2031	43,387	42,960	42,953	0.11
Carr Riggs & Ingram Capital LLC	(4)(5)(7)(9)	SOFR +	4.75%	9.24%	11/18/2024	11/18/2031	1,290	1,078	1,074	0.00
DM Intermediate Parent LLC	(4)(7)(10)	SOFR +	5.00%	9.60%	9/30/2024	9/30/2030	104,836	102,581	102,451	0.26
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.61%	6/17/2024	6/17/2031	65,066	64,765	65,181	0.17
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.89%	9/1/2023	9/1/2030	19,791	19,391	19,791	0.05
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	9/1/2023	9/1/2029	1,132	1,055	1,105	0.00
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	P +	3.50%	11.00%	11/15/2024	11/18/2031	84,784	83,647	83,618	0.22
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	9.08%	4/4/2024	4/4/2031	30,400	30,100	30,371	0.08
Solera, LLC	(9)(18)	SOFR +	4.00%	8.85%	6/4/2021	6/2/2028	32,496	32,307	32,596	0.08
								522,669	527,705	1.35
Food Products
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	8.34%	1/7/2021	12/18/2026	4,830	4,843	4,878	0.01
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	9.34%	5/15/2024	5/15/2031	156,455	155,909	156,432	0.40

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
AEC Parent Holdings Inc.	(9)	SOFR +	5.75%	10.23%	6/13/2022	6/13/2029		$24,809	$24,420	$20,095	0.05%
Auris Luxembourg III S.à r.l.	(6)(8)	SOFR +	3.75%	8.18%	9/27/2024	2/28/2029		8,834	8,834	8,950	0.02
Bamboo US BidCo, LLC	(4)(7)(11)	SOFR +	5.25%	9.77%	9/29/2023	9/30/2030		33,656	32,619	33,563	0.09
Bamboo US BidCo, LLC	(4)(11)	E +	5.25%	8.25%	9/29/2023	9/30/2030	EUR	72,601	75,070	75,204	0.19
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.28%	11/1/2021	11/1/2028		168,601	166,863	165,651	0.43
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.28%	5/23/2024	11/1/2028		9,317	9,014	8,547	0.02
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.61%	7/6/2022	7/6/2028		62,707	61,994	62,707	0.16
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.96%	9/13/2021	9/13/2027		191,560	189,828	188,686	0.49
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.05%	9/13/2021	9/13/2027		48,510	48,118	47,782	0.12
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.25%	7/21/2022	7/20/2029		49,000	46,760	48,265	0.12
Natus Medical Incorporated	(4)(5)(7)(9)	SOFR +	4.50%	8.96%	7/21/2022	7/21/2027		5,025	4,953	4,736	0.01
Sharp Services, LLC	(8)	SOFR +	3.25%	7.58%	10/25/2024	12/31/2028		7,665	7,665	7,746	0.02
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	9.83%	2/28/2024	2/28/2031		52,053	51,239	51,974	0.13
									727,377	723,906	1.85
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	CA +	5.00%	8.30%	8/10/2022	8/10/2029	CAD	269,432	203,389	187,438	0.48
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.96%	8/2/2021	8/2/2027		2,148	1,963	1,289	0.00
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.46% (incl. 3.25% PIK)	7/7/2023	8/2/2028		133,714	131,686	128,366	0.33
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.78%	5/7/2021	5/7/2027		10,408	10,327	10,408	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.60%	5/7/2021	5/7/2027		8,559	8,500	8,559	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.68%	5/7/2021	5/7/2026		334	313	334	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.78%	4/14/2022	5/7/2027		250	248	250	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Amerivet Partners Management, Inc.	(4)(7)(11)	SOFR +	5.25%	9.75%	2/25/2022	2/25/2028		$21,000	$20,570	$21,000	0.05%
Canadian Hospital Specialties Ltd.	(4)(6)(11)	CA +	4.50%	7.82%	4/15/2021	4/14/2028	CAD	14,671	11,642	10,053	0.03
Canadian Hospital Specialties Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.82%	4/15/2021	4/15/2027	CAD	3,330	2,526	2,260	0.01
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	10.70%	2/11/2022	2/24/2029	GBP	60,000	78,816	65,161	0.17
Caramel Bidco Limited	(4)(5)(6)(8)	S +	6.00%	10.70%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,460	0.01
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	8.69%	2/24/2022	2/24/2029	EUR	14,000	15,588	12,580	0.03
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	10.57%	2/24/2022	2/24/2029	6,125		6,366	5,313	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.93% PIK	12/21/2021	12/21/2028	571,803		566,446	496,039	1.28
Compsych Investments Corp	(4)(7)(10)	SOFR +	4.75%	9.38%	7/22/2024	7/22/2031	70,669		70,291	70,442	0.18
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.75%	10.09%	2/1/2022	2/1/2029	160,415		158,543	160,415	0.41
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.75%	10.40%	8/1/2022	2/1/2029	21,469		21,031	21,469	0.06
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.73%	3/12/2021	4/3/2028	25,142		25,039	24,388	0.06
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.83%	12/28/2022	4/3/2028	9,895		9,712	9,599	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.53%	1/7/2021	10/4/2026	28,510		28,510	28,510	0.07
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.11%	11/1/2021	11/1/2028	4,000		4,015	4,020	0.01
Heartland Dental, LLC	(10)	SOFR +	4.50%	8.86%	5/30/2024	4/30/2028	9,925		9,967	9,958	0.03
Imagine 360 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.35%	9/18/2024	9/30/2028	97,276		96,228	96,149	0.25
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	10.09%	4/29/2024	4/29/2030	269,546		269,293	266,351	0.69
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.43%	5/26/2021	10/15/2026	223,779		222,202	213,150	0.55
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	12/8/2023	12/6/2029	6,554		6,400	6,535	0.02
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.86%	2/13/2024	2/13/2031	37,554		37,223	37,554	0.10
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.86%	2/13/2024	2/13/2031	2,730		2,665	2,708	0.01
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	10.02%	2/13/2024	2/13/2031	5,540		5,500	5,540	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.96%	7/16/2021	7/16/2027		$508,271	$506,343	$439,654	1.13%
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	9.60%	2/26/2021	2/28/2028		22,556	22,467	22,771	0.06
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.34%	12/13/2023	7/8/2026		34,950	34,570	34,586	0.09
ONS MSO, LLC	(4)(5)(7)(11)	P +	5.25%	13.75%	12/13/2023	7/8/2026		3,750	3,688	3,750	0.01
ONS MSO, LLC	(4)(5)(11)	SOFR +	5.75%	10.34%	4/26/2024	7/8/2026		9,975	9,906	9,950	0.03
Plasma Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.35%	5/12/2022	5/12/2029		92,363	91,138	86,366	0.22
Plasma Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.08%	5/12/2022	5/12/2028		8,101	7,939	7,161	0.02
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	10.26%	8/31/2022	8/31/2029		126,292	124,684	126,292	0.33
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.52%	9/6/2023	8/31/2029		4,965	4,644	4,866	0.01
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.90%	12/11/2024	3/9/2028		12,071	12,071	12,071	0.03
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		518,108	511,996	507,746	1.31
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		74,356	71,456	70,830	0.18
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	10.73%	6/1/2021	6/1/2028		707,413	701,686	680,885	1.75
Southern Veterinary Partners LLC	(8)	SOFR +	3.25%	7.71%	12/4/2024	10/31/2031		10,210	10,261	10,295	0.03
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.75%	10.60%	6/18/2021	6/18/2028		67,198	66,199	65,854	0.17
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.66%	6/18/2021	6/18/2028		582	577	570	0.00
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	8.64%	6/18/2021	6/18/2026		3,442	3,390	3,442	0.01
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	4.75%	9.08%	12/30/2021	1/2/2029		178,641	177,031	178,641	0.46
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	4/25/2024	1/2/2029		4,901	4,368	4,568	0.01
Surgery Centers Holdings, Inc.	(6)(8)	SOFR +	2.75%	7.09%	6/20/2024	12/19/2030		5,644	5,644	5,695	0.01
The Fertility Partners, Inc.	(4)(6)(7)(10)	CA +	5.75%	9.34%	3/16/2022	3/16/2028	CAD	138,421	107,148	90,236	0.23
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	10.22%	3/16/2022	3/16/2028		45,554	44,989	42,821	0.11
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	10.18%	9/15/2022	9/15/2028		255,871	251,126	258,429	0.67
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	10.16%	1/22/2024	9/15/2028		28,372	28,133	28,655	0.07
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	10.16%	9/15/2022	9/15/2028		55,133	54,112	55,684	0.14
The GI Alliance Management, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.21%	3/7/2024	9/15/2028		26,833	25,645	26,187	0.07
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	10.40%	7/15/2022	7/15/2028		9,499	9,388	9,452	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.33%	7/15/2022	7/15/2028		13,032	12,972	12,967	0.03

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare LP	(4)(9)	SOFR +	5.25%	9.58%	6/16/2022	6/18/2029		$878,430	$878,430	$878,430	2.26%
Unified Women's Healthcare LP	(4)(5)(7)(9)	SOFR +	5.25%	9.58%	3/22/2024	6/18/2029		4,349	4,305	4,315	0.01
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.86%	11/18/2021	11/20/2028		153,992	152,825	153,992	0.40
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.96%	11/18/2021	11/20/2028		64,821	64,378	64,821	0.17
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.80%	8/16/2023	11/20/2028		6,191	5,704	5,945	0.02
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	6.50%	11.19%	12/5/2022	11/20/2028		107	107	107	0.00
Veonet GmbH	(6)(8)	S +	5.50%	10.20%	4/18/2024	3/14/2029	GBP	253,448	321,865	317,492	0.82
WHCG Purchaser III Inc	(4)(5)(7)(10)	SOFR +	6.50%	10.83% (incl. 5.41% PIK)	8/2/2024	6/30/2029		45,940	45,940	45,940	0.12
WHCG Purchaser III Inc	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		37,229	14,654	14,222	0.04
									6,419,802	6,193,986	15.96
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	7.61%	2/15/2022	2/15/2029		36,189	35,953	36,350	0.09
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.33%	5/25/2022	5/25/2029		383,645	378,829	383,645	0.99
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.33%	5/25/2022	5/25/2029		58,690	57,951	58,690	0.15
Caerus US 1, Inc.	(4)(5)(6)(7)(12)	SOFR +	5.00%	9.34%	5/25/2022	5/25/2029		5,082	4,441	5,082	0.01
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.46%	10/28/2022	5/25/2029		36,115	35,861	36,115	0.09
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.33%	10/28/2022	5/25/2029		246,803	245,667	246,803	0.64
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.00%	9.33%	3/27/2024	5/25/2029		69,821	69,821	69,821	0.18
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.18%	7/2/2024	10/1/2029		365,158	358,992	365,158	0.94
Continental Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.50%	4/2/2024	4/2/2031		29,048	28,525	28,962	0.07
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.30%	5/1/2024	5/1/2031		43,265	43,069	43,562	0.11
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.57%	8/30/2024	8/30/2031		160,631	158,968	160,489	0.41
Edifecs, Inc.	(4)(10)	SOFR +	5.00%	9.33%	9/10/2021	11/20/2028		155,449	154,580	155,449	0.40
Edifecs, Inc.	(4)(10)	SOFR +	5.00%	9.33%	11/20/2023	11/20/2028		204,293	201,555	204,293	0.53
Edifecs, Inc.	(4)(11)	SOFR +	5.00%	9.33%	1/7/2021	11/20/2028		96,160	96,228	96,160	0.25
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.48%	10/29/2021	10/29/2028		104,077	102,991	103,509	0.27

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.77% (incl. 3.00% PIK)	11/8/2023	11/8/2029	$184,558	$183,111	$184,558	0.47%
Imprivata, Inc.	(9)	SOFR +	3.50%	8.09%	4/4/2024	12/1/2027	2,003	2,003	2,019	0.01
Kona Buyer, LLC	(4)(10)	SOFR +	4.50%	9.13%	7/23/2024	7/23/2031	215,636	213,616	214,558	0.55
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.13%	7/23/2024	7/23/2031	12,653	11,999	12,146	0.03
Magic Bidco Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.08%	7/1/2024	7/1/2030	7,745	7,371	7,394	0.02
Magic Bidco Inc	(4)(10)	SOFR +	5.75%	10.08%	7/1/2024	7/1/2030	45,005	43,975	44,330	0.11
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	9.08%	12/12/2024	8/31/2030	14,850	14,512	14,800	0.04
Netsmart Technologies Inc	(4)(7)(10)	SOFR +	5.20%	9.56% (incl. 2.70% PIK)	8/23/2024	8/23/2031	186,096	183,972	184,902	0.48
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.85%	3/1/2021	3/1/2028	71,173	70,209	71,173	0.18
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.75%	3/1/2021	3/1/2028	14,758	14,643	14,758	0.04
Project Ruby Ultimate Parent Corp	(8)	SOFR +	3.00%	7.47%	11/20/2024	3/10/2028	9,111	9,111	9,165	0.02
Rocky MRA Acquisition Corp	(4)(9)	SOFR +	5.75%	10.37%	4/1/2022	4/1/2028	163,472	161,872	163,472	0.42
Vizient, Inc.	(9)	SOFR +	2.00%	6.36%	8/1/2024	8/1/2031	4,874	4,908	4,918	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.59%	12/30/2024	10/22/2029	6,513	6,513	6,551	0.02
								2,901,246	2,928,832	7.53
Hotels, Restaurants & Leisure
Alterra Mountain Co	(8)	SOFR +	2.75%	7.11%	11/7/2024	8/17/2028	9,131	9,131	9,203	0.02
Bally's Corp	(6)(9)	SOFR +	3.25%	8.14%	10/1/2021	10/2/2028	9,528	9,500	9,035	0.02
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.61%	2/6/2023	2/6/2030	2,492	2,509	2,498	0.01
Carnival Finance, LLC	(6)(10)	SOFR +	2.75%	7.11%	4/25/2024	10/18/2028	1,000	1,011	1,008	0.00
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.62%	4/1/2022	4/2/2029	31,127	30,745	30,679	0.08
Fertitta Entertainment, LLC	(9)	SOFR +	3.50%	7.86%	1/27/2022	1/27/2029	13,323	13,319	13,389	0.03
IRB Holding Corp.	(10)	SOFR +	2.50%	6.86%	12/11/2024	12/15/2027	21,480	21,480	21,528	0.06
Mic Glen, LLC	(9)	SOFR +	3.50%	7.97%	7/21/2021	7/21/2028	12,725	12,715	12,817	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	6.11%	6/16/2024	9/12/2030	6,451	6,437	6,428	0.02
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.59%	6/11/2024	4/4/2029	19,729	19,763	19,800	0.05
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.86%	9/26/2024	1/31/2031	2,978	2,987	3,005	0.01
Whatabrands, LLC	(9)	SOFR +	2.50%	6.86%	12/11/2024	8/3/2028	11,352	11,352	11,393	0.03
								140,949	140,783	0.36

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.05%	12/5/2024	7/31/2028		$32,391	$32,369	$32,459	0.08%
Madison Safety & Flow LLC	(8)	SOFR +	3.25%	7.61%	9/26/2024	9/26/2031		6,983	7,029	7,043	0.02
									39,398	39,502	0.10
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.33%	12/14/2021	12/14/2028		6,936	6,897	6,930	0.02
CEP V Investment 11 S.à r.l.	(4)(6)(7)(10)	SA +	6.45%	7.73%	5/6/2022	2/11/2028	CHF	47,449	47,966	51,847	0.13
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	9.84%	3/31/2023	2/23/2028	EUR	66,051	63,741	68,419	0.18
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	8.34%	8/12/2021	5/19/2028		11,754	11,726	11,860	0.03
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	8.11%	8/12/2022	8/13/2029	EUR	24,817	25,145	25,450	0.07
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	9.58%	8/12/2022	8/13/2029		33,241	32,597	32,712	0.08
									188,072	197,218	0.51
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	9.61%	9/30/2021	10/2/2028		54,870	54,569	54,870	0.14
Alera Group, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	10.09%	11/17/2023	10/2/2028		21,071	20,905	21,071	0.05
Alliant Holdings Intermediate LLC	(8)	SOFR +	2.75%	7.11%	9/12/2024	9/19/2031		3,653	3,653	3,667	0.01
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	9.58%	6/17/2024	8/31/2029		463,738	457,327	463,738	1.19
Amerilife Holdings, LLC	(4)(5)(7)(13)	SOFR +	5.00%	9.70%	6/17/2024	8/31/2029		55,951	54,972	55,653	0.14
AmWINS Group Inc	(10)	SOFR +	2.25%	6.72%	2/19/2021	2/19/2028		6,433	6,423	6,460	0.02
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.86%	2/16/2024	2/14/2031		25,481	25,452	25,564	0.07
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	3.25%	7.61%	12/11/2024	5/26/2031		11,929	11,929	12,026	0.03
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.36%	6/14/2024	6/14/2031		13,930	13,970	13,994	0.04
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	4.95%	9.53%	1/25/2022	5/16/2029		138,161	135,809	137,906	0.35
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.58%	10/29/2021	10/29/2030		27,918	27,638	27,918	0.07
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	5.25%	9.58%	11/17/2023	10/29/2030		26,954	26,525	26,954	0.07
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.58%	4/14/2022	10/29/2030		38,693	38,343	38,693	0.10
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.58%	5/21/2024	10/29/2030		9,166	8,897	8,878	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.83%	9/30/2021	9/29/2028		$241,757	$239,767	$241,757	0.62%
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	9/30/2021	9/29/2028	1,738		1,514	1,728	0.00
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.82%	4/28/2023	9/29/2028	271		271	271	0.00
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	8.80%	4/15/2024	4/23/2031	EUR	110,003	114,541	112,238	0.29
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	8.72%	4/15/2024	4/23/2031	EUR	17,827	17,370	17,770	0.05
Higginbotham Insurance Agency, Inc.	(4)(6)(11)	SOFR +	4.50%	8.86%	7/3/2024	11/25/2028	90,193		90,114	90,193	0.23
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.58%	4/16/2021	4/14/2028	96,256		95,397	96,256	0.25
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.85%	2/4/2022	4/14/2028	79,872		78,625	79,789	0.21
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	3.00%	7.36%	11/22/2024	2/15/2031	7,467		7,473	7,528	0.02
Integrity Marketing Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.51%	8/27/2024	8/25/2028	256,212		254,354	256,175	0.66
OneDigital Borrower, LLC	(9)	SOFR +	3.25%	7.61%	7/2/2024	6/13/2031	9,950		9,938	9,988	0.03
Paisley Bidco Ltd	(4)(5)(6)(7)(8)	S +	4.75%	9.52%	4/17/2024	4/18/2031	GBP	12,094	14,943	14,962	0.04
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.81%	4/17/2024	4/18/2031	EUR	7,947	8,439	8,150	0.02
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.97%	4/17/2024	4/18/2031	EUR	7,010	7,220	7,188	0.02
Patriot Growth Insurance Services, LLC.	(4)(10)	SOFR +	5.00%	9.48%	10/14/2021	10/16/2028	23,972		23,788	23,972	0.06
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	11/17/2023	10/16/2028	18,744		18,536	18,443	0.05
Patriot Growth Insurance Services, LLC.	(5)(7)(10)	SOFR +	5.00%	9.49%	10/14/2021	10/16/2028	3,567		3,486	3,425	0.01
Riser Merger Sub, Inc.	(4)(5)(10)	S +	6.00%	10.70%	10/31/2023	10/31/2029	GBP	9,198	11,018	11,515	0.03
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	6.00%	10.33%	10/31/2023	10/31/2029	90,885		88,852	90,507	0.23
Riser Topco II LLC	(4)(5)(10)	S +	5.00%	9.70%	8/16/2024	10/31/2029	GBP	16,440	20,717	20,530	0.05
Riser Topco II LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.46%	6/4/2024	10/31/2029	63,361		62,837	63,127	0.16

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
RSC Acquisition, Inc.	(4)(10)	SOFR +	4.75%	9.15%	11/12/2021	11/1/2029		$59,792	$59,777	$59,866	0.15%
RSC Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.32%	1/7/2021	11/1/2029	185,853		184,444	185,802	0.48
SelectQuote Inc.	(4)(6)(20)	SOFR +	9.50%	13.96% (incl. 3.00% PIK)	10/15/2024	9/30/2027	227,514		227,477	201,142	0.52
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.36%	4/3/2024	4/3/2030	216,037		214,226	216,037	0.56
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	5.18%	9.83%	10/17/2024	10/17/2031	943,075		938,496	938,360	2.41
Simplicity Financial Marketing Group Holdings Inc	(4)(6)(7)(10)	SOFR +	5.00%	9.28%	12/31/2024	12/31/2031	45,311		44,737	44,737	0.12
Sparta UK Bidco Ltd	(4)(5)(6)(7)(8)	S +	6.00%	10.70%	9/4/2024	9/25/2031	GBP	36,060	47,359	45,143	0.12
SQ ABS Issuer LLC	(4)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	22,278		22,128	22,132	0.06
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	8.93% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,515	5,662	4,630	0.01
Tennessee Bidco Limited	(4)(6)(8)	S +	5.25%	10.06% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	149,270	200,231	185,002	0.48
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	5.25%	10.06% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	13,550	17,204	16,191	0.04
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	5.25%	10.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	585,611		570,355	579,755	1.49
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	5.25%	10.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	29,857		29,565	29,558	0.08
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	8.93% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	8,785	9,198	9,009	0.02
THG Acquisition LLC	(4)(5)(10)	SOFR +	4.75%	9.11%	10/31/2024	10/31/2031	66,980		66,327	66,310	0.17
THG Acquisition LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.11%	10/31/2024	10/31/2031	555		409	405	0.00
TIH Insurance Holdings, LLC.	(7)(8)	SOFR +	2.75%	7.08%	12/6/2024	5/6/2031	17,652		17,263	17,659	0.05
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	8,824		8,824	8,820	0.02
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	1,975		1,975	1,975	0.01
World Insurance Associates, LLC	(4)(11)	SOFR +	6.00%	10.33%	10/20/2023	4/3/2028	42,900		42,274	42,900	0.11
World Insurance Associates, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.08%	10/20/2023	4/3/2028	36,682		35,976	36,516	0.09
									4,799,519	4,784,853	12.32

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.43%	8/28/2024	10/30/2027		$12,501	$12,334	$12,376	0.03%
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.63%	8/28/2024	10/30/2027		7,318	7,220	7,245	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.78%	8/28/2024	10/30/2027		3,114	3,072	3,082	0.01
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.61%	8/28/2024	10/30/2027		4,498	4,265	4,260	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.43%	8/28/2024	10/30/2027		3,622	3,574	3,586	0.01
North Haven Ushc Acquisition Inc	(4)(11)	SOFR +	5.00%	9.63%	8/28/2024	10/30/2027		22,298	22,000	22,075	0.06
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.72%	8/28/2024	10/30/2027		8,292	8,063	8,121	0.02
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.15%	7/16/2024	7/16/2031		7,612	7,602	7,676	0.02
Speedster Bidco GmbH	(6)(9)	SOFR +	3.50%	8.15%	10/17/2024	12/10/2031		20,321	20,270	20,401	0.05
Speedster Bidco GmbH	(4)(6)(7)(8)	E +	2.50%	5.66%	10/17/2024	12/10/2031	EUR	33,908	36,158	35,252	0.09
									124,558	124,074	0.32
Internet & Direct Marketing Retail
Hoya Midco, LLC	(6)(9)	SOFR +	3.00%	7.59%	2/3/2022	2/3/2029		9,472	9,442	9,579	0.02
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	9.74%	1/7/2021	12/29/2027		501,124	500,185	501,124	1.29
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.10%	12/15/2021	12/15/2027		550,366	545,688	535,231	1.38
									1,055,315	1,045,934	2.69

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	7.83%	8/2/2024	2/1/2031		$2,518	$2,515	$2,538	0.01%
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2021	12/21/2029	28,353		27,994	28,211	0.07
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	5/21/2024	12/21/2028	245,269		242,868	245,269	0.63
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	9.59%	5/2/2023	5/2/2030	1,580		1,539	1,573	0.00
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.36%	1/7/2021	10/16/2026	19,304		19,315	18,594	0.05
Fern Bidco Ltd	(4)(5)(6)(8)	S +	5.25%	9.96%	7/1/2024	7/3/2031	GBP	40,356	50,079	49,890	0.13
Fern Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	9.96%	7/1/2024	7/3/2031	GBP	4,414	5,438	5,224	0.01
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.23%	4/1/2022	4/1/2028	178,425		176,494	165,935	0.43
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.63%	11/24/2021	11/24/2028	1,010,558		997,606	1,010,558	2.60
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.67%	11/24/2021	11/24/2028	77,157		76,061	77,157	0.20
KEN Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	10.82% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	14,008	17,141	17,318	0.04
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	8.70%	9/28/2022	9/28/2029	DKK	560,750	72,642	77,891	0.20
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.70%	9/28/2022	9/28/2029	NOK	599,094	54,853	52,629	0.14
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	8.55%	9/28/2022	9/28/2029	SEK	243,186	21,364	21,980	0.06
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	8.72%	9/28/2022	9/28/2029	EUR	110,819	106,566	114,792	0.30
Newfold Digital Holdings Group Inc	(11)	SOFR +	3.50%	8.14%	2/10/2021	2/10/2028	44,153		43,975	37,861	0.10
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.61%	3/25/2024	3/25/2031	545,433		541,133	544,070	1.40
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.59%	3/25/2024	3/25/2030	18,403		17,463	17,814	0.05
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.44%	10/25/2021	10/25/2027	185,464		183,723	185,464	0.48
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.74%	5/26/2021	5/26/2027	146,286		145,264	139,703	0.36

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Redwood Services Group, LLC	(4)(10)	SOFR +	6.25%	10.68%	6/15/2022	6/15/2029		$62,103	$61,153	$62,103	0.16%
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.18%	2/5/2024	6/15/2029	5,447		5,357	5,394	0.01
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.72% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	17,168	19,509	17,561	0.05
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.33% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	6,541	7,499	6,691	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.93% (incl. 2.50% PIK)	10/14/2021	10/16/2028	6,627		6,941	6,544	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.75% (incl. 2.50% PIK)	10/14/2021	9/28/2028	13,315		13,111	13,149	0.03
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	10.82% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	23,550	28,815	29,113	0.07
Turing Holdco, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.61% (incl. 2.50% PIK)	5/3/2024	8/3/2028	31,297		30,506	30,906	0.08
Virtusa Corp.	(10)	SOFR +	3.25%	7.61%	6/21/2024	2/15/2029	14,863		14,880	14,986	0.04
									2,991,804	3,000,918	7.74
Life Sciences Tools & Services
Creek Parent Inc.	(4)(7)(10)	SOFR +	5.25%	9.63%	12/17/2024	12/18/2031	133,351		130,696	130,682	0.34
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.53%	11/6/2024	11/6/2031	83,598		81,466	81,921	0.21
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	8.93%	8/5/2022	8/27/2029	EUR	5,922	2,349	4,380	0.01
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	10.58%	8/5/2022	8/27/2029	88,177		86,420	71,864	0.18
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	8.86%	12/16/2021	12/16/2028	7,927		7,904	7,992	0.02
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	7.84%	5/28/2024	11/30/2027	1,853		1,853	1,863	0.00
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.36%	7/25/2024	11/15/2028	1,893		1,893	1,909	0.00
									312,581	300,611	0.76

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Chart Industries, Inc.	(6)(9)	SOFR +	2.50%	7.09%	7/2/2024	3/16/2030		$5,300	$5,300	$5,327	0.01%
Crosby US Acquisition Corp.	(9)	SOFR +	3.50%	8.07%	9/16/2024	8/16/2029		405	411	410	0.00
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.00%	7.37%	12/11/2024	6/14/2030		1,061	1,061	1,070	0.00
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	10.74%	7/21/2021	7/21/2027		5,755	5,699	5,723	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	11.17%	12/20/2022	7/21/2027		229	226	228	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.99%	8/30/2022	7/21/2027		228	225	227	0.00
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	7.86%	9/3/2024	8/31/2028		6,895	6,895	6,964	0.02
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.36%	6/6/2024	4/5/2029		8,651	8,651	8,734	0.02
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	3.50%	8.59%	3/14/2024	4/30/2030		17,495	17,456	17,644	0.05
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.22%	11/19/2021	11/19/2028		26,143	26,007	25,732	0.07
									71,931	72,059	0.18
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.36%	10/29/2021	10/29/2027		229,234	226,849	229,234	0.59
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	6.00%	8.72%	3/20/2024	4/7/2031	EUR	51,768	54,732	53,478	0.14
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	6.00%	10.33%	3/20/2024	4/7/2031		4,522	4,421	4,522	0.01
									286,002	287,234	0.74
Media
Bimini Group Purchaser Inc	(4)(10)	SOFR +	5.25%	9.76%	4/26/2024	4/26/2031		207,125	205,256	207,125	0.53
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.81%	4/26/2024	4/26/2031		8,555	7,837	8,140	0.02
Digital Media Solutions, LLC	(6)(10)(17)	SOFR +	11.00%	15.47% PIK	5/25/2021	5/25/2026		27,875	25,347	3,484	0.01
Digital Media Solutions, LLC	(4)(5)(6)(10)	SOFR +	8.00%	13.61% (incl. 7.00% PIK)	4/17/2024	2/25/2026		2,864	2,864	2,864	0.01
Digital Media Solutions, LLC	(4)(5)(6)(14)	SOFR +	8.00%	13.10% (incl. 7.00% PIK)	9/13/2024	1/29/2025		4,027	4,027	4,027	0.01
Digital Media Solutions, LLC	(4)(6)(10)(17)	SOFR +	11.00%	15.47% PIK	4/17/2024	5/25/2026		8,510	7,849	1,485	0.00
McGraw-Hill Education, Inc.	(9)	SOFR +	4.00%	8.33%	8/6/2024	8/6/2031		11,658	11,631	11,805	0.03
Radiate Holdco, LLC	(10)	SOFR +	3.25%	7.72%	11/1/2021	9/25/2026		28,190	28,169	24,728	0.06
Sunrise Financing Partnership	(6)(8)	SOFR +	2.93%	7.44%	4/20/2021	1/31/2029		3,042	3,010	3,062	0.01
									295,990	266,720	0.68

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Metals & Mining
American Rock Salt Co LLC	(5)(10)	SOFR +	4.00%	8.78%	6/11/2021	6/9/2028		$9,293	$9,287	$8,458	0.02%
American Rock Salt Co LLC	(5)(7)(14)	SOFR +	7.00%	11.78%	9/19/2024	6/9/2028	2,033		1,872	2,080	0.01
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.35%	4/29/2021	1/31/2029	15,747		15,725	15,809	0.04
									26,884	26,347	0.07
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc	(4)(6)(10)	SOFR +	5.25%	9.77%	8/30/2024	8/15/2028	32,934		32,690	32,934	0.08
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	8.38%	12/21/2021	12/21/2028	34,814		34,759	35,023	0.09
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	5.25%	9.77%	8/30/2024	8/15/2028	17,916		17,778	17,916	0.05
									85,227	85,873	0.22
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.29%	11/12/2021	11/12/2027	62,590		62,067	60,713	0.16
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.50%	11/12/2021	11/12/2027	2,776		2,684	2,480	0.01
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.00%	11/12/2021	11/12/2027	390		342	177	0.00
									65,093	63,370	0.17
Pharmaceuticals
Dechra Finance US LLC	(6)(8)	SOFR +	3.25%	7.72%	12/3/2024	12/3/2031	5,000		5,044	5,030	0.01
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(8)	E +	6.25%	9.89%	1/23/2024	1/24/2031	EUR	97,791	104,445	101,143	0.26
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(10)	SOFR +	6.25%	11.39%	1/23/2024	1/24/2031	1,083		919	919	0.00
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	5.50%	9.36%	10/11/2022	10/27/2028	EUR	60,136	58,421	62,224	0.16
Eden Acquisitionco Ltd	(4)(6)(7)(10)	SOFR +	6.25%	10.53%	11/2/2023	11/18/2030	108,046		105,699	107,950	0.28
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	4.75%	9.46%	11/15/2024	11/15/2031	AUD	1,000	643	612	0.00
Padagis, LLC	(6)(9)	SOFR +	4.75%	9.60%	7/6/2021	7/6/2028	26,818		26,786	24,919	0.06
Rhea Parent, Inc.	(4)(10)	SOFR +	4.75%	9.10%	12/20/2024	12/20/2030	201,854		199,459	201,854	0.52
									501,416	504,651	1.29

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	10.50%	5/23/2023	5/23/2029	$54,853	$53,872	$54,853	0.14%
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.75%	2/21/2024	5/23/2029	4,963	4,880	4,938	0.01
Apex Companies, LLC	(4)(11)	SOFR +	5.25%	9.84%	1/31/2023	1/31/2028	1,605	1,578	1,593	0.00
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.76%	3/15/2024	1/31/2028	736	721	731	0.00
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.84%	1/31/2023	1/31/2028	366	360	364	0.00
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.76%	8/28/2024	1/31/2028	10,215	10,078	10,139	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.76%	8/28/2024	1/31/2028	2,794	2,517	2,521	0.01
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.25%	8.61%	12/29/2021	12/29/2028	6,084	6,062	6,129	0.02
Artisan Acquisitionco, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	9.33%	9/23/2024	9/30/2031	392,805	384,709	385,385	0.99
Baker Tilly Advisory Group LP	(4)(7)(10)	SOFR +	4.75%	9.11%	6/3/2024	6/3/2031	176,325	173,211	176,125	0.45
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.11%	12/30/2021	12/29/2028	11,571	11,490	11,243	0.03
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.86%	11/2/2021	11/2/2027	20,776	20,391	20,377	0.05
Chronicle Bidco, Inc.	(4)(5)(11)	SOFR +	6.25%	10.76%	5/19/2022	5/18/2029	2,877	2,877	2,877	0.01
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	10.76%	5/19/2022	5/18/2029	41,762	41,523	41,762	0.11
Chronicle Bidco, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.76%	3/26/2024	5/18/2029	1,422	1,294	1,290	0.00
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	10.18%	12/8/2021	12/8/2028	33,601	33,486	33,008	0.08
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.89%	12/16/2021	12/16/2027	44,458	44,020	44,458	0.11
Claims Automation Intermediate 2, LLC	(4)(5)(10)	SOFR +	4.50%	9.11%	12/16/2021	12/16/2027	68,350	67,676	68,350	0.18
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	9.68%	8/26/2021	8/26/2027	118,495	117,371	118,495	0.30
CRCI Longhorn Holdings Inc	(4)(7)(10)	SOFR +	5.00%	9.36%	8/27/2024	8/27/2031	64,147	63,458	63,743	0.16
CRCI Longhorn Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.36%	8/27/2024	8/27/2031	4,999	4,894	4,944	0.01
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	9.50%	5/26/2021	11/16/2027	196,035	194,316	196,035	0.50
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	9.50%	11/18/2022	11/16/2027	38,413	37,761	38,357	0.10
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	1/7/2021	4/9/2027	84,377	84,164	82,716	0.21
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.36%	2/28/2024	2/28/2031	997	1,012	1,010	0.00
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	10.08%	4/14/2022	4/14/2028	67,055	66,515	65,378	0.17
Emerald US, Inc.	(6)(8)	SOFR +	3.75%	8.34%	1/7/2021	7/12/2028	3,809	3,807	3,859	0.01
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	11/4/2021	11/6/2028	9,449	9,319	9,427	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
G&A Partners Holding Company II, LLC	(4)(9)	SOFR +	5.50%	10.01%	3/1/2024	3/1/2031		$60,191	$59,131	$60,191	0.15%
G&A Partners Holding Company II, LLC	(4)(5)(7)(9)	SOFR +	5.50%	10.01%	3/1/2024	3/1/2030		2,355	1,990	2,116	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	10.11% (incl. 2.00% PIK)	10/15/2021	12/16/2030		1,241,858	1,233,060	1,241,858	3.20
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.57%	11/1/2024	9/22/2028		578,644	573,348	578,644	1.49
Inmar, Inc.	(11)	SOFR +	5.00%	9.51%	6/21/2023	10/30/2031		24,938	24,815	25,050	0.06
Kwor Acquisition, Inc.	(4)(5)(11)(17)	P +	4.25%	12.25%	6/22/2022	12/22/2028		1,389	1,378	1,121	0.00
Kwor Acquisition, Inc.	(4)(5)(11)(17)	P +	4.25%	12.25%	12/22/2021	12/22/2027		12,195	12,105	9,848	0.03
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.41%	2/25/2022	2/25/2028		120,576	119,325	120,576	0.31
Legacy Intermediate, LLC	(4)(9)	SOFR +	5.75%	10.43%	12/22/2023	2/25/2028		23,224	22,864	23,224	0.06
Lereta, LLC	(10)	SOFR +	5.25%	9.72%	7/30/2021	7/30/2028		28,859	28,711	25,786	0.07
Mantech International CP	(4)(7)(10)	SOFR +	5.00%	9.59%	4/12/2024	9/14/2029		899,105	886,111	897,905	2.31
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	6.00%	10.70%	1/18/2024	1/31/2031	GBP	80,581	100,467	100,596	0.26
Mercury Borrower, Inc.	(8)	SOFR +	3.00%	7.36%	12/13/2024	8/2/2028		40,817	40,817	41,225	0.11
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	9.36%	5/10/2024	5/10/2030		115,362	112,950	114,653	0.30
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.33%	1/8/2024	1/8/2030		18,121	17,816	18,121	0.05
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.51%	1/8/2024	1/8/2030		4,449	4,299	4,410	0.01
Oxford Global Resources Inc	(4)(11)	SOFR +	6.00%	10.28%	8/17/2021	8/17/2027		92,881	92,068	92,881	0.24
Oxford Global Resources Inc	(4)(5)(7)(11)	SOFR +	6.00%	10.48%	8/17/2021	8/17/2027		8,728	8,590	8,728	0.02
Oxford Global Resources Inc	(4)(5)(9)	SOFR +	6.00%	10.63%	6/6/2024	8/17/2027		9,924	9,745	9,924	0.03
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	10.34%	10/30/2023	10/30/2030		117,100	115,150	116,514	0.30
Pavion Corp.	(4)(5)(6)(7)(10)	SOFR +	5.75%	10.38%	10/30/2023	10/30/2030		23,767	23,339	23,610	0.06
Petrus Buyer Inc	(4)(10)	SOFR +	5.25%	9.90%	10/17/2022	10/17/2029		35,615	34,884	35,615	0.09
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.75%	10/17/2022	10/17/2029		6,359	6,072	6,286	0.02
Plano HoldCo Inc	(4)(8)	SOFR +	3.50%	7.83%	12/11/2024	10/1/2031		1,000	1,019	1,010	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	9.83%	5/20/2022	5/18/2029	$24,290	$23,985	$23,774	0.06%
Sedgwick Claims Management Services, Inc.	(6)(8)	SOFR +	3.00%	7.59%	2/24/2023	7/31/2031	5,172	5,132	5,210	0.01
Soliant Lower Intermediate, LLC	(7)(8)	SOFR +	3.75%	8.11%	7/18/2024	7/18/2031	50,286	46,679	49,584	0.13
STV Group, Inc.	(4)(10)	SOFR +	5.00%	9.36%	3/20/2024	3/20/2031	58,396	57,359	58,396	0.15
STV Group, Inc.	(4)(5)(7)(10)	P +	4.00%	12.50%	3/20/2024	3/20/2030	1,681	1,327	1,513	0.00
The North Highland Co LLC	(4)(10)	SOFR +	4.75%	9.12%	12/20/2024	12/20/2031	92,340	91,422	91,417	0.24
The North Highland Co LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.10%	12/20/2024	12/20/2030	5,072	4,643	4,641	0.01
Thevelia US, LLC	(6)(9)	SOFR +	3.25%	7.58%	7/29/2024	6/18/2029	33,776	33,776	34,022	0.09
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	9.76%	6/29/2021	6/29/2028	24,735	24,542	24,735	0.06
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.04%	6/29/2021	6/29/2028	53,742	52,995	53,742	0.14
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	6.24%	10.70%	12/21/2021	12/21/2028	380,454	375,425	379,310	0.98
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	9.13%	6/1/2022	6/1/2029	151,099	149,075	151,099	0.39
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.15%	11/9/2021	11/8/2028	715,205	706,891	708,053	1.82
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.12%	12/18/2024	11/8/2028	24,439	24,197	24,194	0.06
YA Intermediate Holdings II, LLC	(4)(5)(10)	SOFR +	5.00%	9.59%	10/1/2024	10/1/2031	44,304	43,936	43,901	0.11
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	P +	4.00%	11.50%	10/1/2024	10/1/2031	457	277	270	0.00
								6,615,077	6,663,860	17.13

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.83%	11/3/2023	11/3/2029		$33,000	$32,534	$33,000	0.08%
Community Management Holdings Midco 2 LLC	(4)(5)(10)	SOFR +	5.00%	9.57%	11/1/2024	11/1/2031	58,866		58,004	57,983	0.15
Community Management Holdings Midco 2 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.57%	11/1/2024	11/1/2031	2,747		2,431	2,423	0.01
Cushman & Wakefield US Borrower, LLC	(4)(6)(9)	SOFR +	3.00%	7.36%	6/18/2024	1/31/2030	7,443		7,443	7,480	0.02
Cushman & Wakefield US Borrower, LLC	(4)(6)(9)	SOFR +	3.25%	7.61%	9/25/2024	1/31/2030	1,600		1,600	1,620	0.00
Neptune BidCo SAS	(4)(5)(6)(7)(8)	E +	5.25%	8.31%	3/28/2024	4/1/2031	EUR	6,495	6,863	6,525	0.02
Odevo AB	(4)(5)(6)(8)	ST +	5.50%	8.06%	10/31/2024	12/31/2030	SEK	601,705	54,310	54,113	0.14
Odevo AB	(4)(5)(6)(7)(8)	E +	5.50%	8.37%	10/31/2024	12/31/2030	EUR	1,236	965	799	0.00
Odevo AB	(4)(5)(6)(8)	S +	5.50%	10.20%	10/31/2024	12/31/2030	GBP	28,090	35,411	34,990	0.09
Odevo AB	(4)(6)(8)	SOFR +	5.50%	9.89%	10/31/2024	12/31/2030	143,644		143,180	142,926	0.37
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	7.45%	10/2/2024	10/2/2028	GBP	53,099	69,518	65,810	0.17
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.77%	10/2/2024	10/2/2028	EUR	50,089	53,597	51,365	0.13
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.92%	10/2/2024	10/2/2028	EUR	140,261	153,364	144,170	0.37
Progress Residential PM Holdings, LLC	(4)(10)	SOFR +	5.50%	9.96%	2/16/2021	8/8/2030	79,357		78,261	79,357	0.20
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.96%	7/26/2022	8/8/2030	15,205		14,942	15,205	0.04
									712,423	697,766	1.79

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software
Abacus Holdco 2 Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.97%	10/11/2024	10/10/2031	EUR	727	$789	$748	0.00%
AI Titan Parent Inc	(4)(7)(10)	SOFR +	4.75%	9.11%	8/29/2024	8/29/2031		$110,274	108,990	109,751	0.28
Analytic Partners LP	(4)(7)(10)	SOFR +	4.75%	9.11%	4/4/2022	4/4/2030	21,250		20,972	21,054	0.05
Analytic Partners LP	(4)(5)(10)	SOFR +	4.75%	9.13%	12/17/2024	4/4/2030	12,065		11,975	11,975	0.03
Anaplan, Inc.	(4)(5)(10)	SOFR +	5.25%	9.58%	4/25/2024	6/21/2029	200		198	200	0.00
Anaplan, Inc.	(4)(7)(10)	SOFR +	5.25%	9.58%	6/21/2022	6/21/2029	537,534		530,117	537,534	1.38
Aptean Inc	(4)(10)	SOFR +	5.00%	9.51%	1/29/2024	1/29/2031	43,464		43,106	43,464	0.11
Aptean Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.51%	1/29/2024	1/29/2031	710		666	700	0.00
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	9.95%	6/2/2022	6/28/2029	GBP	478,945	574,139	587,599	1.51
Arnhem BidCo GmbH	(4)(6)(7)(8)	E +	4.75%	7.91%	9/18/2024	10/1/2031	EUR	229,680	252,180	235,264	0.61
AuditBoard Inc	(4)(7)(10)	SOFR +	4.75%	9.08%	7/12/2024	7/12/2031	80,730		79,655	79,577	0.20
Avalara Inc	(4)(7)(10)	SOFR +	6.25%	10.58%	10/19/2022	10/19/2028	23,077		22,675	23,077	0.06
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	10.86%	3/19/2024	3/19/2031	61,560		60,650	61,560	0.16
Bayshore Intermediate #2 LP	(4)(7)(10)	SOFR +	6.25%	10.77% (incl. 3.38% PIK)	11/8/2024	10/1/2028	314,887		314,401	314,763	0.81
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	8/8/2022	8/8/2028	69,876		69,068	69,526	0.18
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	8/8/2022	8/8/2028	12,274		12,132	12,213	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	8/8/2022	8/8/2028	8,477		8,392	8,435	0.02
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	10/25/2024	8/8/2028	56,752		55,944	56,469	0.15
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	6.25%	10.64%	9/12/2023	9/12/2029	54,582		53,469	54,434	0.14
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.34%	7/30/2024	7/30/2031	15,431		15,401	15,578	0.04
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.36%	11/28/2023	11/28/2030	500,268		495,547	499,866	1.29
Caribou Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.70%	7/2/2024	2/1/2029	GBP	198,859	252,343	248,811	0.64
CB Nike Holdco LLC	(4)(7)(11)	SOFR +	4.50%	9.02%	11/25/2024	11/26/2029	66,711		64,757	64,710	0.17
CDK Global Inc.	(8)	SOFR +	3.25%	7.58%	5/16/2024	7/6/2029	4,972		4,972	4,913	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Cloud Software Group, Inc.	(9)	SOFR +	3.50%	7.83%	11/25/2024	3/30/2029		$5,558	$5,558	$5,581	0.01%
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031		2,600	2,600	2,612	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	8.21%	10/8/2021	10/8/2028		35,071	34,801	35,044	0.09
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.06%	2/23/2022	2/23/2029		257,960	253,409	208,303	0.54
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.06%	3/11/2022	2/23/2029		6,159	6,045	4,973	0.01
Conga Corp.	(10)	SOFR +	3.50%	8.09%	8/8/2024	5/8/2028		11,509	11,509	11,625	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	10.39%	7/14/2021	7/14/2027		106,766	105,865	104,630	0.27
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.41%	7/14/2021	7/14/2027		4,367	4,229	4,041	0.01
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.40%	10/9/2024	7/14/2027		5,248	5,093	5,073	0.01
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	9/30/2021	9/29/2028		28,031	27,984	28,250	0.07
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.22%	10/15/2021	10/16/2028		26,865	26,803	23,722	0.06
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	10.38%	9/7/2023	10/16/2028		34,474	33,690	34,043	0.09
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.09%	2/27/2023	2/27/2030		1,827	1,790	1,825	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	11.11%	11/8/2023	11/8/2030		122,658	119,824	121,983	0.31
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.20%	5/1/2024	12/1/2029		78,598	78,470	79,311	0.20
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	5.75%	10.45%	8/29/2023	8/29/2030	GBP	14,404	17,779	18,030	0.05
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.75%	8.43%	8/29/2023	8/29/2030	EUR	4,174	4,420	4,324	0.01
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.25%	7.93%	2/28/2024	8/29/2030	EUR	263	276	273	0.00
Denali Bidco Ltd	(4)(5)(6)(9)	E +	5.75%	8.43%	2/28/2024	8/29/2030	EUR	5,845	6,236	6,055	0.02
Diligent Corp	(4)(7)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030		173,460	172,062	173,085	0.45
Diligent Corp	(4)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030		29,736	29,588	29,736	0.08
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	11.48% (incl. 6.24% PIK)	4/7/2022	4/9/2029		581,392	575,726	489,823	1.26
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.20%	4/7/2022	4/9/2029		38,919	38,277	30,643	0.08
Discovery Education, Inc.	(4)(5)(11)	SOFR +	6.75%	11.38% (incl. 6.19% PIK)	10/3/2023	4/9/2029		65,438	64,824	55,132	0.14
Dropbox Inc	(4)(5)(6)(10)	SOFR +	2.00%	6.45%	12/10/2024	12/11/2029		250,497	247,484	247,466	0.64
Dropbox Inc	(4)(5)(6)(7)(10)(18)	SOFR +	6.38%	10.83%	12/10/2024	12/11/2029		333,996	325,844	325,780	0.84
DTI Holdco, Inc.	(7)(10)	SOFR +	4.75%	9.11%	4/26/2022	4/26/2029		24,438	23,719	23,241	0.06

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030		$5,923	$5,923	$5,987	0.02%
Edison Bidco AS	(4)(5)(6)(7)(8)	E +	5.25%	7.91%	12/18/2024	12/18/2031	EUR	345	353	342	0.00
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.00%	9.70%	3/27/2024	4/29/2031	GBP	67,590	83,717	83,981	0.22
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.11%	3/27/2024	4/29/2031	21,157		20,932	20,999	0.05
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.44%	4/30/2024	4/29/2031	17,609		17,515	17,477	0.04
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.00%	9.70%	11/29/2024	4/29/2031	GBP	12,459	15,423	15,481	0.04
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.00%	9.70%	3/27/2024	4/29/2031	GBP	30,299	37,528	37,647	0.10
Epicor Software Corp.	(10)	SOFR +	2.75%	7.11%	5/30/2024	5/30/2031	5,087		5,073	5,129	0.01
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.59%	7/2/2024	7/2/2031	34,815		34,653	34,728	0.09
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.59%	7/2/2024	7/2/2031	3,412		3,368	3,381	0.01
Experity, Inc.	(4)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	7/22/2021	2/24/2028	106,582		105,587	106,582	0.27
Experity, Inc.	(4)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	2/24/2022	2/24/2028	34,317		33,961	34,317	0.09
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.86%	2/24/2022	2/24/2028	2,306		1,990	2,106	0.01
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.07%	6/11/2024	3/2/2028	51,960		51,956	51,128	0.13
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	9,787		9,787	9,865	0.03
Gen Digital Inc	(6)(9)	SOFR +	1.75%	6.11%	6/5/2024	9/12/2029	5,001		5,001	4,991	0.01
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.00%	7.36%	9/26/2024	12/1/2027	5,756		5,756	5,811	0.01
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.36%	6/28/2024	9/27/2030	3,970		3,979	4,019	0.01
Gigamon Inc.	(4)(11)	SOFR +	5.75%	10.55%	3/11/2022	3/9/2029	422,846		417,789	396,418	1.02
Gigamon Inc.	(4)(5)(10)	SOFR +	5.75%	10.48%	3/11/2022	3/9/2029	25,774		25,637	24,163	0.06
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.00%	9.60%	7/15/2024	12/2/2028	286,318		283,496	285,708	0.74
Granicus Inc.	(4)(10)	SOFR +	5.75%	10.34% (incl. 2.25% PIK)	1/17/2024	1/17/2031	30,571		30,314	30,571	0.08
Granicus Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.84% (incl. 2.25% PIK)	1/17/2024	1/17/2031	8,244		8,163	8,195	0.02
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.08%	6/28/2024	6/28/2031	143,059		142,064	143,059	0.37
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	6/28/2024	6/28/2031	3,719		3,363	3,482	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
GS Acquisitionco Inc	(4)(5)(11)	SOFR +	5.25%	9.58%	3/26/2024	5/25/2028		$11,996	$11,953	$11,936	0.03%
GS Acquisitionco Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.59%	3/26/2024	5/25/2028		1,317	1,277	1,276	0.00
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.93% (incl. 2.93% PIK)	6/14/2024	6/14/2031		77,127	76,420	76,742	0.20
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.55%	9.93% (incl. 2.93% PIK)	6/14/2024	6/14/2031		30,196	29,919	30,045	0.08
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.55%	9.93% (incl. 2.93% PIK)	9/26/2024	6/14/2031		35,631	35,291	35,453	0.09
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.69%	6/23/2021	11/19/2026		23,553	23,558	20,826	0.05
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	10.86%	1/26/2024	1/25/2030		72,237	70,901	72,237	0.19
Idemia America Corp	(4)(6)(10)	SOFR +	4.25%	8.58%	2/2/2024	9/30/2028		995	1,001	1,007	0.00
IGT Holding IV AB	(4)(5)(6)(8)	E +	5.25%	8.60% (incl. 2.13% PIK)	10/25/2022	3/31/2028	EUR	14,765	15,876	15,295	0.04
ION Trading Finance Ltd.	(6)(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028		23,053	23,053	23,113	0.06
IQN Holding Corp	(4)(10)	SOFR +	5.25%	9.76%	5/2/2022	5/2/2029		45,906	45,636	45,906	0.12
IQN Holding Corp	(4)(5)(7)(10)	SOFR +	5.25%	9.77%	5/2/2022	5/2/2028		2,171	2,140	2,171	0.01
IRI Group Holdings Inc	(4)(10)	SOFR +	5.00%	9.59%	4/1/2024	12/1/2028		1,587,257	1,565,776	1,587,257	4.08
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.36%	4/1/2024	12/1/2027		20,982	19,695	20,982	0.05
Javelin Buyer Inc	(6)(8)	SOFR +	3.25%	7.83%	12/6/2024	10/8/2031		3,000	3,019	3,027	0.01
JS Parent Inc	(4)(7)(10)	SOFR +	5.00%	9.59%	4/24/2024	4/24/2031		81,218	80,817	81,179	0.21
Kaseya, Inc.	(4)(10)	SOFR +	5.50%	10.09%	6/23/2022	6/25/2029		745,209	735,693	745,209	1.92
Kaseya, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.09%	6/23/2022	6/25/2029		11,426	11,008	11,095	0.03
Kaseya, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.83%	6/23/2022	6/25/2029		12,317	11,681	12,317	0.03
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.93%	2/8/2021	8/9/2027		107,388	106,904	106,583	0.27
Lightbox Intermediate, LP	(4)(8)	SOFR +	5.00%	9.59%	6/1/2022	5/9/2026		37,050	36,721	35,475	0.09
LogicMonitor Inc	(4)(5)(7)(10)	SOFR +	5.50%	9.99%	11/15/2024	11/15/2031		91,603	90,337	90,315	0.23
Magenta Security Holdings LLC	(5)(11)	SOFR +	6.25%	10.84%	8/14/2024	7/27/2028		9,724	9,366	9,922	0.03
Magenta Security Holdings LLC	(5)(10)(18)	SOFR +	6.75%	11.59%	8/14/2024	7/27/2028		27,581	26,335	25,512	0.07
Magenta Security Holdings LLC	(5)(10)(17)(18)	SOFR +	7.00%	11.85% (incl. 5.50% PIK)	8/14/2024	7/27/2028		6,619	2,218	2,329	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.00%	9.70%	5/19/2022	5/18/2029	GBP	101,084	$124,317	$126,547	0.33%
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	5.00%	9.36%	5/19/2022	5/18/2029		$1,045,747	1,029,015	1,045,747	2.69
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	5.00%	9.36%	3/21/2024	5/18/2029		29,263	28,958	29,263	0.08
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	8.23%	7/30/2021	7/31/2028		75,951	75,367	65,698	0.17
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.73%	6/9/2023	6/9/2030		62,053	60,605	59,571	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(8)	SOFR +	3.75%	8.10%	7/30/2021	7/31/2026		10,800	10,766	9,342	0.02
Maverick Bidco Inc.	(10)	SOFR +	3.75%	8.49%	5/18/2021	5/18/2028		16,491	16,451	16,519	0.04
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	5.00%	9.69%	5/26/2023	5/18/2028		69,336	67,630	69,336	0.18
Maverick Bidco Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.44%	8/16/2024	5/18/2028		57,477	56,225	56,842	0.15
McAfee Corp.	(6)(9)	SOFR +	3.00%	7.37%	5/31/2024	3/1/2029		29,722	29,722	29,785	0.08
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	10/28/2021	10/29/2028		865,826	857,296	813,876	2.09
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	8/16/2022	10/29/2028		213,607	211,054	200,791	0.52
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.19%	5/2/2022	5/2/2029		11,616	11,580	10,860	0.03
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.93%	12/1/2021	12/1/2027		10,944	10,816	10,944	0.03
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	9.93%	12/1/2021	12/1/2027		5,430	5,273	5,127	0.01
MRI Software, LLC	(4)(5)(11)	SOFR +	4.75%	9.08%	12/19/2023	2/10/2027		50,702	50,331	50,575	0.13
MRI Software, LLC	(11)	SOFR +	4.75%	9.08%	1/7/2021	2/10/2027		182,989	182,001	183,446	0.47
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	9.08%	8/27/2024	2/10/2027		11,505	11,175	10,523	0.03
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	9.88%	11/9/2023	11/9/2030		99,892	98,085	99,892	0.26
Nintex Topco Limited	(4)(6)(8)	SOFR +	6.00%	10.76% (incl. 1.50% PIK)	11/12/2021	11/13/2028		678,009	670,625	630,549	1.62
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.33%	6/10/2024	6/24/2031		39,181	38,728	39,135	0.10
Optimizely North America Inc	(4)(5)(10)	S +	5.50%	10.20%	10/30/2024	10/30/2031	GBP	2,135	2,742	2,646	0.01
Optimizely North America Inc	(4)(5)(10)	E +	5.25%	8.11%	10/30/2024	10/30/2031	EUR	7,118	7,654	7,299	0.02
Optimizely North America Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.36%	10/30/2024	10/30/2031		20,286	20,058	20,053	0.05

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Oranje Holdco Inc	(4)(5)(11)	SOFR +	7.25%	11.82%	4/19/2024	2/1/2029		$5,000	$4,911	$5,000	0.01%
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.50%	12.07%	2/1/2023	2/1/2029		66,000	64,737	66,000	0.17
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.09%	2/1/2024	2/3/2031		68,717	67,854	68,202	0.18
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.00%	2/1/2024	2/3/2031		8,932	8,701	8,697	0.02
Perforce Software, Inc.	(9)	SOFR +	4.75%	9.11%	3/22/2024	3/25/2031		19,900	19,811	19,682	0.05
Perforce Software, Inc.	(8)	SOFR +	4.75%	9.10%	12/18/2024	7/1/2029		15,176	14,949	15,014	0.04
Ping Identity Holding Corp	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	10/21/2024	10/17/2029		38,460	38,460	38,460	0.10
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.58%	5/14/2024	10/28/2030		70,853	70,853	71,396	0.18
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.94%	7/20/2022	7/20/2029		133,231	128,220	119,907	0.31
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	8.80%	7/20/2022	7/20/2027		11,613	11,621	9,109	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.36%	5/28/2024	8/31/2028		6,921	6,921	6,963	0.02
QBS Parent Inc	(4)(5)(7)(10)	SOFR +	4.75%	9.27%	11/7/2024	11/7/2031		53,566	53,276	53,270	0.14
Rally Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.10% (incl. 1.75% PIK)	7/19/2022	7/19/2028		142,922	141,311	132,560	0.34
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.18%	7/19/2022	7/19/2028		13,664	13,454	12,377	0.03
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.86%	5/12/2021	5/12/2029		37,640	37,591	37,520	0.10
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.61%	10/5/2023	11/28/2028		45,219	44,747	45,612	0.12
Sailpoint Technologies, Inc.	(4)(7)(10)	SOFR +	6.00%	10.52%	8/16/2022	8/16/2029		251,762	248,023	251,762	0.65
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	8.43%	4/3/2024	4/30/2031	EUR	37,234	39,551	38,108	0.10
Severin Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.36% (incl. 2.25% PIK)	10/1/2024	10/1/2031		329,542	325,652	325,488	0.84
Skopima Consilio Parent, LLC	(7)(9)	SOFR +	3.75%	8.12%	12/18/2024	5/12/2028		39,612	39,186	39,792	0.10
Solarwinds Holdings, Inc.	(6)(8)	SOFR +	2.75%	7.11%	7/24/2024	2/5/2030		2,978	2,974	2,997	0.01
Sovos Compliance, LLC	(9)	SOFR +	4.50%	8.97%	8/12/2021	8/11/2028		13,756	13,705	13,874	0.04
Spaceship Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	10/17/2024	10/17/2031		502,321	496,519	496,341	1.28
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	8.36%	3/8/2021	3/11/2027	EUR	18,818	22,552	19,492	0.05
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.96%	3/9/2021	3/11/2027		116,724	116,049	116,724	0.30

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Stamps.com, Inc.	(4)(5)(10)	SOFR +	5.75%	10.94%	12/14/2021	10/5/2028		$9,845	$9,736	$9,673	0.02%
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.94%	10/5/2021	10/5/2028	837,018		828,029	822,370	2.12
Surf Holdings, LLC	(6)(8)	SOFR +	3.50%	7.95%	1/7/2021	3/5/2027	12,582		12,605	12,680	0.03
Tango Bidco SAS	(4)(5)(6)(8)	E +	5.00%	8.18%	10/17/2024	10/17/2031	EUR	69,197	73,903	70,667	0.18
Tango Bidco SAS	(4)(5)(6)(7)(8)	E +	5.00%	8.05%	10/17/2024	10/17/2031	EUR	15,053	16,905	15,132	0.04
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.52%	1/7/2021	2/18/2027	6,793		6,779	6,560	0.02
TravelPerk Inc	(4)(5)(6)(8)		11.50%	11.50% PIK	5/2/2024	5/2/2029	45,277		42,727	44,032	0.11
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.25%	5/6/2021	5/5/2028	43,509		42,957	41,197	0.11
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.25%	3/18/2022	5/5/2028	25,520		25,242	24,499	0.06
Varicent Parent Holdings Corp	(4)(7)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	8/23/2024	8/23/2031	70,768		69,546	69,965	0.18
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.85%	10/25/2021	4/24/2028	40,996		40,912	40,443	0.10
VS Buyer, LLC	(7)(8)	SOFR +	2.75%	7.12%	11/19/2024	4/12/2031	6,318		5,484	5,399	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	10.90%	8/14/2023	8/14/2029	81,400		79,334	81,156	0.21
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	34,925		34,929	35,274	0.09
Yellow Castle AB	(4)(6)(8)	ST +	5.00%	8.63% (incl. 2.59% PIK)	4/14/2022	7/9/2029	SEK	112,563	10,498	10,174	0.03
Yellow Castle AB	(4)(6)(8)	SA +	5.00%	5.45% (incl. 1.86% PIK)	4/14/2022	7/9/2029	CHF	10,674	10,784	11,762	0.03
Yellow Castle AB	(4)(5)(6)(10)	SA +	5.00%	5.45% (incl. 1.86% PIK)	7/28/2022	7/9/2029	CHF	3,484	3,492	3,839	0.01
Yellow Castle AB	(4)(6)(8)	E +	5.00%	8.67% (incl. 2.60% PIK)	4/14/2022	7/9/2029	EUR	31,713	31,708	32,850	0.08
Yellow Castle AB	(4)(5)(6)(7)(8)	E +	5.00%	8.67% (incl. 2.60% PIK)	4/14/2022	7/9/2029	EUR	1,639	1,725	1,698	0.00
Yellow Castle AB	(4)(5)(6)(10)	S +	5.00%	9.80% (incl. 3.06% PIK)	7/28/2022	7/9/2029	GBP	8,894	10,514	11,134	0.03
Zendesk Inc	(4)(7)(10)	SOFR +	5.00%	9.33%	7/23/2024	11/22/2028	934,335		915,649	931,214	2.40
Zorro Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.70%	8/13/2024	8/13/2031	GBP	65,579	82,176	81,094	0.21
									17,730,102	17,511,126	45.08

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.57%	1/7/2021	5/3/2026	$36,866	$36,672	$36,866	0.09%
EG America, LLC	(6)(8)	SOFR +	4.25%	8.68%	12/10/2024	2/7/2028	12,120	12,120	12,245	0.03
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.50%	7.86%	7/18/2024	5/4/2028	27,626	27,626	27,847	0.07
Metis Buyer, Inc.	(4)(5)(7)(8)	SOFR +	3.25%	7.63%	5/4/2021	5/4/2026	5,040	4,986	5,028	0.01
Runner Buyer, Inc.	(10)(17)	SOFR +	5.50%	10.11%	10/21/2021	10/20/2028	75,855	74,961	36,021	0.09
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.11%	3/15/2024	3/15/2030	11,210	11,202	11,252	0.03
								167,567	129,259	0.32
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.48%	6/13/2024	2/28/2028	75,139	75,186	75,139	0.19
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.22%	4/1/2021	3/31/2028	22,701	22,648	22,889	0.06
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.10%	1/29/2021	1/31/2028	14,614	14,440	14,427	0.04
Hillman Group Inc	(6)(9)	SOFR +	2.25%	6.61%	7/14/2021	7/14/2028	6,423	6,432	6,464	0.02
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	12/22/2021	12/22/2028	15,623	15,588	15,770	0.04
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.10%	1/7/2021	12/28/2027	45,678	45,384	44,692	0.12
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.43%	4/30/2021	4/1/2027	81,066	80,283	75,797	0.20
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	10.33%	3/4/2024	3/4/2030	114,246	111,964	114,246	0.29
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.46%	3/25/2024	3/25/2031	2,978	2,984	2,991	0.01
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.61%	6/13/2024	10/19/2029	16,915	16,877	16,969	0.04
Windsor Holdings III LLC	(8)	SOFR +	3.50%	7.86%	9/20/2024	8/1/2030	8,859	8,859	8,980	0.02
								325,459	323,225	0.84

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Capstone Acquisition Holdings Inc	(4)(7)(11)	SOFR +	4.50%	8.96%	8/29/2024	11/13/2029		$95,890	$95,382	$95,869	0.25%
Enstructure, LLC	(4)(7)(9)(18)	SOFR +	6.27%	10.67%	6/10/2024	6/10/2029		230,696	227,772	229,335	0.59
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.21%	5/3/2021	5/3/2027		191,568	190,125	191,618	0.49
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.21%	12/15/2023	5/3/2027		22,390	22,081	22,390	0.06
Frontline Road Safety, LLC	(4)(5)(10)	SOFR +	5.75%	10.25%	12/15/2023	5/3/2027		22,378	22,069	22,378	0.06
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.99%	8/4/2021	8/4/2027		91,837	91,055	90,509	0.23
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.01%	8/4/2021	8/4/2027		61,597	60,756	59,899	0.15
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.73%	12/22/2023	8/4/2027		13,760	13,564	13,554	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.91%	12/14/2022	8/4/2027		983	972	968	0.00
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	8.14%	4/28/2022	4/28/2029	EUR	236,429	244,606	244,955	0.63
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.27%	4/19/2021	10/19/2027		71,538	70,851	69,407	0.18
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	1/31/2022	10/19/2027		76,109	75,605	73,841	0.19
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	4/19/2021	10/19/2027		54,639	54,569	52,999	0.14
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.25%	9/11/2024	10/19/2027		4,346	4,268	4,216	0.01
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	9.72%	9/1/2021	9/1/2027		47,308	47,109	47,308	0.12
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	11.75%	9/1/2021	9/1/2027		839	824	805	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.01%	9/24/2021	9/24/2027		147,060	145,773	147,110	0.38
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.23%	9/19/2023	9/24/2027		63,200	62,341	63,200	0.16
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.13%	9/19/2023	9/24/2027		39,794	39,245	39,794	0.10
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.28%	9/24/2021	9/24/2027		45,650	45,259	45,650	0.12
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	4.50%	13.00%	9/24/2021	3/24/2027		7,200	7,006	7,200	0.02
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	10.12%	9/5/2024	9/24/2027		24,400	24,069	24,038	0.06
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.24%	7/9/2021	7/9/2027		71,477	70,886	70,780	0.18
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.99%	12/2/2024	7/9/2027		24,493	24,160	24,148	0.06
									1,640,347	1,641,971	4.21
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	1/7/2021	12/17/2027		20,920	20,910	20,967	0.05
CyrusOne Revolving Warehouse	(4)(5)(6)(7)(8)	SOFR +	3.00%	7.59%	7/12/2024	7/2/2027		76,425	75,257	76,425	0.20
									96,167	97,392	0.25
Total First Lien Debt - non-controlled/non-affiliated									61,697,220	61,173,329	157.35

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(11)(16)(17)	SOFR +	8.25%	12.69% PIK	4/14/2023	4/14/2029	$23,176	$15,191	$7,699	0.02%
Pigments Services, Inc.	(4)(6)(11)(16)	SOFR +	8.25%	12.69% PIK	4/14/2023	4/14/2029	11,317	11,317	11,317	0.03
								26,508	19,016	0.05
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	54,791	49,530	12,744	0.03
								62,101	12,744	0.03
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	11/22/2049	2,250	2,250	2,250	0.01
Professional Services
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.43% (incl. 8.22% PIK)	6/14/2024	8/19/2027	232,743	230,875	232,369	0.60
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.43% PIK	6/14/2024	8/19/2027	57,523	57,075	15,566	0.04
								287,950	247,935	0.64
Total First Lien Debt - controlled/affiliated								378,809	281,945	0.73
Total First Lien Debt								62,076,029	61,455,274	158.08

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)	SOFR +	7.63%	12.40%	5/25/2021	5/25/2029		$44,520	$44,153	$27,380	0.07%
Peraton Corp.	(10)	SOFR +	7.75%	12.36%	5/6/2021	2/1/2029	53,259		52,849	43,594	0.11
									97,002	70,974	0.18
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.22%	3/31/2021	3/30/2029	29,464		29,386	29,404	0.08
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	9.62%	5/31/2024	5/31/2032	165,000		164,236	165,000	0.42
									193,622	194,404	0.50
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.76%	8/31/2021	8/31/2029	32,783		32,497	32,619	0.08
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,002	2,425	0.01
CD&R Artemis UK Bidco Ltd.	(4)(6)(8)	S +	7.50%	12.20%	8/19/2021	8/19/2029	GBP	65,340	87,939	80,572	0.21
CD&R Artemis UK Bidco Ltd.	(4)(6)(9)	SOFR +	7.35%	12.10%	12/31/2021	8/19/2029	15,000		14,773	14,475	0.04
CD&R Artemis UK Bidco Ltd.	(4)(5)(6)(9)	SOFR +	7.35%	12.10%	3/31/2022	8/19/2029	10,000		9,843	9,650	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.44%	5/26/2021	10/15/2027	6,537		6,480	6,014	0.02
									122,037	113,136	0.30
Health Care Technology
Project Ruby Ultimate Parent Corp	(4)(5)(10)	SOFR +	5.25%	9.97%	10/15/2024	3/10/2029	100,934		100,454	100,430	0.26
Insurance
SQ ABS Issuer LLC	(4)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	14,852		14,661	14,662	0.04
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	5.25%	9.90%	7/16/2024	7/16/2032	44,853		44,641	45,844	0.12
Speedster Bidco GmbH	(4)(6)(8)	CA +	5.50%	10.47%	12/10/2024	2/13/2032	CAD	681,018	476,792	464,293	1.19
									521,433	510,137	1.31
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	11.36%	2/19/2021	2/19/2029	60,975		61,099	49,694	0.13
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	15.35% PIK	11/24/2021	11/24/2033	126,551		124,737	126,551	0.33
									185,836	176,245	0.46
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	11.35%	9/1/2021	8/31/2029	45,977		45,441	41,839	0.11
LSCS Holdings, Inc.	(9)	SOFR +	8.00%	12.47%	12/16/2021	12/17/2029	40,000		39,627	38,600	0.10
									85,068	80,439	0.21

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.47%	11/19/2021	11/19/2029		$24,677	$24,517	$23,567	0.06%
Media
Houghton Mifflin, LLC	(4)(9)	SOFR +	8.50%	12.86%	4/7/2022	4/8/2030		80,500	79,421	79,695	0.21
Professional Services
Celestial Saturn Parent, Inc.	(9)	SOFR +	6.50%	10.97%	6/4/2021	6/4/2029		67,488	67,114	66,005	0.17
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	11.34%	4/22/2021	4/7/2028		14,069	14,056	13,524	0.03
Sedgwick Claims Management Services, Inc.	(4)(6)(8)	SOFR +	5.00%	9.59%	7/31/2024	7/31/2032		230,000	227,821	229,425	0.59
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.00%	10.33%	6/17/2022	6/17/2032		182,046	178,321	182,046	0.47
									487,312	491,000	1.26
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	10.34%	7/30/2024	7/30/2032		45,494	45,385	44,888	0.12
CB Nike Holdco LLC	(4)(5)(11)	SOFR +	7.35%	11.87% PIK	11/25/2024	11/26/2029		216,812	212,530	212,475	0.55
Cloudera, Inc.	(9)	SOFR +	6.00%	10.57%	10/8/2021	10/8/2029		66,697	66,365	65,613	0.17
Delta Topco, Inc.	(8)	SOFR +	5.25%	9.95%	5/1/2024	12/1/2030		87,913	87,517	89,320	0.23
Flash Charm, Inc.	(8)	SOFR +	6.75%	11.47%	3/2/2021	3/2/2029		27,051	26,871	26,341	0.07
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.11%	7/22/2022	7/22/2027		50,000	49,552	47,750	0.12
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.34%	7/22/2022	7/22/2027		50,000	49,552	47,750	0.12
IGT Holding II AB	(4)(5)(6)(8)	SOFR +	6.00%	10.77% PIK	8/13/2024	8/27/2033		121,993	119,647	119,553	0.31
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.98%	7/30/2021	7/30/2029		31,950	31,696	27,317	0.07
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	8.00%	13.34%	12/19/2023	5/18/2029		741	730	732	0.00
Maverick Bidco Inc.	(5)(10)	SOFR +	6.75%	11.49%	5/18/2021	5/18/2029		18,000	17,956	17,670	0.05
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	11.81% PIK	10/10/2024	9/30/2029	EUR	31,461	33,911	32,100	0.08
Project Alpha Intermediate Holding Inc	(5)(9)	SOFR +	5.00%	9.52%	11/21/2024	11/21/2032		49,542	49,295	50,348	0.13
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.10%	4/23/2021	4/23/2029		41,439	41,267	40,097	0.10
									832,274	821,954	2.12
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	SOFR +	6.75%	11.34%	12/22/2021	12/21/2029		14,000	13,912	14,198	0.04
Total Second Lien Debt - non-controlled/non-affiliated									2,790,046	2,723,460	7.03
Total Second Lien Debt									2,790,046	2,723,460	7.03

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie Inc	(5)(6)(8)		4.80%	4.80%	9/10/2024	3/15/2029		$1,000	$1,030	$1,000	0.00%
Amgen Inc	(5)(6)(8)		5.15%	5.15%	9/10/2024	3/2/2028		1,000	1,028	1,008	0.00
Biogen Inc	(5)(6)(8)		2.25%	2.25%	9/10/2024	5/1/2030		1,000	901	865	0.00
Gilead Sciences Inc	(5)(6)(8)		1.65%	1.65%	9/10/2024	10/1/2030		1,000	872	837	0.00
Regeneron Pharmaceuticals Inc	(5)(6)(8)		1.75%	1.75%	9/10/2024	9/15/2030		1,000	874	833	0.00
									4,705	4,543	0.00
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)		1.40%	1.40%	9/10/2024	6/30/2030		1,000	885	846	0.00
Alcon Finance Corp	(5)(6)(8)		2.60%	2.60%	9/10/2024	5/27/2030		1,000	919	884	0.00
Becton Dickinson & Co	(5)(6)(8)		5.08%	5.08%	9/10/2024	6/7/2029		1,000	1,033	1,007	0.00
Boston Scientific Corp	(5)(6)(8)		2.65%	2.65%	9/10/2024	6/1/2030		1,000	928	893	0.00
									3,765	3,630	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/8/2031		21,191	20,710	20,926	0.05
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/25/2024	3/27/2034		8,555	8,376	8,512	0.02
Life Sciences Tools & Services
Thermo Fisher Scientific Inc.	(5)(6)(8)		5.00%	5.00%	9/10/2024	1/31/2029		1,000	1,036	1,008	0.00
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.71%	12/11/2024	12/10/2031	EUR	125,678	129,371	127,677	0.33
Pharmaceuticals
Astrazeneca Finance LLC	(5)(6)(8)		4.85%	4.85%	9/10/2024	2/26/2029		1,000	1,031	1,002	0.00
Bristol-Myers Squibb Co	(5)(6)(8)		4.90%	4.90%	9/10/2024	2/22/2029		1,000	1,033	1,005	0.00
Eli Lilly & Co	(5)(6)(8)		4.20%	4.20%	9/10/2024	8/14/2029		1,000	1,012	979	0.00
GlaxoSmithKline Capital PLC	(5)(6)(8)		3.38%	3.38%	9/10/2024	6/1/2029		1,000	975	946	0.00
Johnson & Johnson	(5)(6)(8)		4.80%	4.80%	9/10/2024	6/1/2029		1,000	1,042	1,010	0.00
Merck & Co Inc	(5)(6)(8)		4.30%	4.30%	9/10/2024	5/17/2030		1,000	1,016	982	0.00
Novartis Capital Corp	(5)(6)(8)		2.20%	2.20%	9/10/2024	8/14/2030		1,000	916	876	0.00
Novo Nordisk Finance Netherlands BV	(5)(6)(8)		3.13%	3.13%	9/10/2024	1/21/2029	EUR	1,000	1,118	1,051	0.00
Pfizer Inc	(5)(6)(8)		1.70%	1.70%	9/10/2024	5/28/2030		1,000	889	852	0.00
Roche Holdings Inc	(5)(6)(8)		4.20%	4.20%	9/10/2024	9/9/2029		1,000	1,008	978	0.00
Takeda Pharmaceutical Co Ltd	(5)(6)(8)		2.05%	2.05%	9/10/2024	3/31/2030		1,000	896	862	0.00
Teva Pharmaceutical Finance Netherlands III B.V.	(5)(6)(8)		3.15%	3.15%	9/10/2024	10/1/2026		1,000	964	962	0.00
									11,900	11,505	0.00
Total Unsecured Debt - non-controlled/non-affiliated									179,863	177,801	0.40
Total Unsecured Debt									179,863	177,801	0.40

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Financial Services
522 Funding CLO 2020-6, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.39%	11/9/2021	10/23/2034	$3,000	$3,000	$3,008	0.01%
Allegro Clo VIII-S Ltd	(4)(5)(6)(8)	SOFR +	8.00%	12.56%	10/3/2024	10/15/2037	2,000	2,000	2,026	0.01
Allegro CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	6.87%	11.49%	5/25/2021	7/20/2034	2,500	2,452	2,518	0.01
Allegro Clo XVIII Ltd	(4)(5)(6)(8)	SOFR +	6.36%	10.67%	10/30/2024	1/25/2038	1,225	1,176	1,182	0.00
Allegro Clo XVIII Ltd	(4)(5)(6)(8)	SOFR +	7.50%	11.81%	10/30/2024	1/25/2038	2,225	2,225	2,236	0.01
Apidos Clo XXV	(4)(5)(6)(8)	SOFR +	5.35%	9.68%	12/17/2024	1/20/2037	4,000	4,000	4,020	0.01
Apidos CLO XXXIII	(4)(5)(6)(8)	SOFR +	6.61%	11.89%	9/14/2021	10/24/2034	5,000	4,962	5,040	0.01
Apidos CLO XXXVI	(4)(5)(6)(8)	SOFR +	6.21%	10.83%	7/28/2021	7/20/2034	8,500	8,500	8,535	0.02
ARES LI CLO Ltd	(4)(5)(6)(8)	SOFR +	6.25%	10.77%	11/1/2024	10/15/2037	4,000	4,000	4,106	0.01
Ares Loan Funding VI Ltd	(4)(5)(6)(8)	SOFR +	6.40%	11.41%	5/24/2024	7/10/2037	2,000	2,000	2,061	0.01
Ares Loan Funding VIII Ltd	(4)(5)(6)(8)	SOFR +	5.25%	9.58%	12/19/2024	1/24/2038	3,000	3,000	3,015	0.01
Ares LVI CLO Ltd	(4)(5)(6)(8)	SOFR +	5.35%	9.68%	12/27/2024	1/25/2038	9,000	9,000	9,045	0.02
Ares LX CLO LTD	(4)(5)(6)(8)	SOFR +	6.51%	11.14%	5/6/2021	7/18/2034	5,000	4,979	5,032	0.01
Ares LXII CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.39%	11/18/2021	1/25/2034	9,000	9,000	9,035	0.02
Bain Capital Credit CLO 2020-4 Ltd	(4)(5)(6)(8)	SOFR +	7.98%	12.60%	10/11/2023	10/20/2036	5,500	5,350	5,724	0.01
Bain Capital Credit CLO 2022-6 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	10.77%	10/25/2024	1/22/2038	2,000	2,000	2,026	0.01
Bain Capital Credit CLO 2024-3 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.59%	5/16/2024	7/16/2037	2,500	2,500	2,575	0.01
Balboa Bay Loan Funding 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.86%	11.48%	10/20/2021	1/20/2035	7,000	6,946	7,020	0.02
Balboa Bay Loan Funding 2024-1 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.60%	5/17/2024	7/20/2037	2,300	2,300	2,338	0.01
Barings CLO Ltd 2018-II	(4)(5)(6)(8)	SOFR +	6.90%	12.00%	8/9/2024	7/15/2036	4,000	4,000	4,125	0.01
Barings Clo Ltd 2019-IV	(4)(5)(6)(8)	SOFR +	6.40%	11.06%	5/13/2024	7/15/2037	5,000	5,000	5,129	0.01
Barings CLO Ltd 2021-II	(4)(5)(6)(8)	SOFR +	6.51%	11.17%	7/14/2021	7/15/2034	6,000	6,000	6,034	0.02
Barings CLO Ltd 2021-III	(4)(5)(6)(8)	SOFR +	6.91%	11.54%	11/17/2021	1/18/2035	7,200	7,200	7,110	0.02
Barings Clo Ltd 2022-II	(4)(5)(6)(8)	SOFR +	6.90%	11.56%	7/2/2024	7/15/2039	5,000	5,000	5,123	0.01
Barings CLO Ltd 2023-IV	(4)(5)(6)(8)	SOFR +	7.59%	12.21%	12/6/2023	1/20/2037	3,000	2,972	3,126	0.01
Benefit Street Partners CLO XX	(4)(5)(6)(8)	SOFR +	7.01%	12.31%	8/9/2021	7/15/2034	6,500	6,500	6,547	0.02
Benefit Street Partners CLO XXVI Ltd	(4)(5)(6)(8)	SOFR +	6.00%	10.62%	7/3/2024	7/20/2037	3,000	3,000	3,058	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations (continued)
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Benefit Street Partners, LLC BSP 2020-21A	(4)(5)(6)(8)	SOFR +	6.96%	11.62%	8/25/2021	10/15/2034	$3,000	$2,976	$3,022	0.01%
BlueMountain CLO XXIX Ltd	(4)(5)(6)(8)	SOFR +	7.12%	11.75%	7/15/2021	7/25/2034	2,750	2,697	2,769	0.01
Broad River Ltd 2020-1	(4)(5)(6)(8)	SOFR +	6.76%	11.38%	5/17/2021	7/20/2034	7,000	6,956	7,037	0.02
Carlyle US CLO 2018-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.43%	11.30%	7/23/2024	10/17/2037	1,000	971	1,019	0.00
Carlyle US CLO 2018-4, Ltd.	(4)(5)(6)(8)	SOFR +	7.86%	12.73%	7/23/2024	10/17/2037	5,000	5,024	5,153	0.01
Carlyle US CLO 2020-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.13%	7/14/2021	7/20/2034	11,500	11,500	11,579	0.03
Carlyle US CLO 2022-4 Ltd	(4)(5)(6)(8)	SOFR +	6.75%	11.38%	7/12/2024	7/25/2036	4,000	4,000	4,076	0.01
Carlyle US CLO 2023-5 Ltd	(4)(5)(6)(8)	SOFR +	7.90%	12.52%	11/10/2023	1/27/2036	7,000	6,872	7,267	0.02
Carlyle US CLO 2024-8 Ltd	(4)(5)(6)(8)	SOFR +	5.50%	9.84%	11/22/2024	1/25/2037	4,000	4,000	4,021	0.01
Carval CLO V-C, LTD.	(4)(5)(6)(8)	SOFR +	7.01%	11.67%	11/24/2021	10/15/2034	8,000	7,939	8,076	0.02
Carval CLO VI-C, LTD.	(4)(5)(6)(8)	SOFR +	7.33%	11.95%	4/22/2022	4/21/2034	8,750	8,682	8,816	0.02
Carval Clo VIII-C Ltd	(4)(5)(6)(8)	SOFR +	7.60%	12.23%	9/13/2024	10/22/2037	2,000	2,000	2,061	0.01
Carval Clo X-C Ltd	(4)(5)(6)(8)	SOFR +	6.15%	11.44%	6/13/2024	7/20/2037	3,000	3,000	3,071	0.01
CarVal CLO XI C Ltd	(4)(5)(6)(8)	SOFR +	6.35%	11.02%	8/14/2024	10/20/2037	3,000	3,000	3,090	0.01
CBAM 2017-1 LTD	(4)(5)(6)(8)	SOFR +	6.93%	11.27%	11/5/2024	1/20/2038	10,000	9,800	10,052	0.03
CBAM 2018-8 Ltd	(4)(5)(6)(8)	SOFR +	7.40%	12.06%	5/10/2024	7/15/2037	4,000	4,000	4,095	0.01
CBAM 2018-8 Ltd	(4)(5)(6)(8)	SOFR +	6.37%	11.03%	5/10/2024	7/15/2037	1,000	963	1,003	0.00
CIFC Funding 2019-III, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	11.71%	8/16/2021	10/16/2034	8,000	8,000	8,066	0.02
Dryden 112 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	7.75%	12.27%	11/9/2023	11/15/2036	4,900	4,793	4,943	0.01
Dryden 78 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.70%	12.35%	4/4/2024	4/17/2037	4,000	4,000	4,080	0.01
Dryden 78 CLO Ltd	(4)(5)(6)(8)	SOFR +	6.63%	11.28%	4/4/2024	4/17/2037	1,000	978	1,013	0.00
Dryden 95 CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.41%	11.54%	7/29/2021	8/20/2034	8,000	8,000	7,759	0.02
Eaton Vance CLO 2019-1 Ltd	(4)(5)(6)(8)	SOFR +	6.40%	11.06%	5/9/2024	7/15/2037	5,000	5,000	5,134	0.01
Elmwood CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.15%	2/8/2023	4/17/2036	3,500	3,467	3,444	0.01
Elmwood CLO 30 Ltd	(4)(5)(6)(8)	SOFR +	7.25%	12.55%	5/22/2024	7/17/2037	4,500	4,502	4,507	0.01
Flatiron RR CLO 22, LLC	(4)(5)(6)(8)	SOFR +	6.46%	11.02%	9/27/2021	10/15/2034	5,000	5,000	5,042	0.01
Fort Washington CLO 2021-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.87%	11.49%	8/4/2021	10/20/2034	13,000	12,885	13,054	0.03

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations (continued)
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Galaxy 30 CLO Ltd	(4)(5)(6)(8)	SOFR +	5.90%	10.30%	12/9/2024	1/15/2038	$5,000	$5,000	$5,026	0.01%
Galaxy XXV CLO, Ltd.	(4)(5)(6)(8)	SOFR +	6.50%	11.13%	4/19/2024	4/25/2036	4,000	4,000	4,052	0.01
Galaxy 32 CLO Ltd	(4)(5)(6)(8)	SOFR +	7.33%	11.95%	9/22/2023	10/20/2036	2,140	2,121	2,183	0.01
Goldentree Loan Management US Clo 15 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.12%	8/18/2023	10/20/2036	6,500	6,443	6,683	0.02
GoldenTree Loan Management US CLO 16 Ltd	(4)(5)(6)(8)	SOFR +	8.50%	13.12%	11/15/2023	1/20/2034	4,000	3,993	4,010	0.01
Goldentree Loan Management US Clo 18 Ltd	(4)(5)(6)(8)	SOFR +	8.50%	13.12%	10/20/2023	1/20/2037	5,000	4,935	5,085	0.01
GoldenTree Loan Management US CLO 23 Ltd	(4)(5)(6)(8)	SOFR +	7.75%	12.10%	11/26/2024	1/20/2039	3,500	3,472	3,264	0.01
Gulf Stream Meridian 7, Ltd.	(4)(5)(6)(8)	SOFR +	6.85%	11.50%	2/18/2022	7/15/2035	5,000	4,960	5,019	0.01
Halseypoint Clo 5, Ltd.	(4)(5)(6)(8)	SOFR +	7.20%	11.71%	11/19/2021	1/30/2035	9,500	9,354	9,544	0.02
HPS Loan Management 15-2019 Ltd	(4)(5)(6)(8)	SOFR +	6.80%	11.64%	2/8/2022	1/22/2035	4,000	3,969	4,028	0.01
HPS Loan Management 2024-20 Ltd	(4)(5)(6)(8)	SOFR +	6.20%	11.54%	5/15/2024	7/25/2037	2,000	2,000	2,010	0.01
Invesco CLO 2022-3 Ltd	(4)(5)(6)(8)	SOFR +	6.75%	11.38%	9/30/2024	10/22/2037	3,500	3,485	3,571	0.01
Jamestown CLO XIV, Ltd.	(4)(5)(6)(8)	SOFR +	7.46%	12.08%	9/23/2021	10/20/2034	10,000	9,848	10,057	0.03
Jamestown CLO XV, Ltd.	(4)(5)(6)(8)	SOFR +	7.06%	11.72%	5/28/2024	7/15/2035	3,000	2,972	3,021	0.01
Magnetite XXXII Ltd	(4)(5)(6)(8)	SOFR +	6.90%	11.56%	3/7/2022	4/15/2035	5,000	5,000	5,036	0.01
MidOcean Credit CLO XIII Ltd	(4)(5)(6)(8)	SOFR +	7.80%	12.42%	11/16/2023	1/21/2037	9,500	9,150	9,841	0.03
MidOcean Credit CLO XIV Ltd	(4)(5)(6)(8)	SOFR +	7.40%	12.06%	2/15/2024	4/15/2037	3,500	3,500	3,559	0.01
MidOcean Credit CLO XI Ltd	(4)(5)(6)(8)	SOFR +	6.00%	10.32%	11/25/2024	1/18/2036	2,000	2,000	2,010	0.01
Morgan Stanley Eaton Vance Clo 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	7.01%	11.57%	9/24/2021	10/20/2034	6,500	6,500	6,528	0.02
Morgan Stanley Eaton Vance CLO 2023-19A Ltd	(4)(5)(6)(8)	SOFR +	6.10%	10.67%	10/16/2024	10/20/2037	2,200	2,200	2,274	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations (continued)
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Neuberger Berman Loan Advisers CLO 38, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.13%	9/27/2021	10/20/2035	$11,000	$11,000	$11,057	0.03%
Neuberger Berman Loan Advisers CLO 30, Ltd.	(4)(5)(6)(8)	SOFR +	5.15%	9.44%	12/23/2024	1/20/2039	3,500	3,500	3,518	0.01
Northwoods Capital XI-B Ltd	(4)(5)(6)(8)	SOFR +	7.35%	11.97%	7/3/2024	7/19/2037	3,412	3,356	3,412	0.01
Oaktree CLO 2019-3 Ltd	(4)(5)(6)(8)	SOFR +	6.75%	11.28%	10/24/2024	1/20/2038	5,000	5,000	5,112	0.01
OCP CLO 2021-22, Ltd.	(4)(5)(6)(8)	SOFR +	5.75%	10.27%	10/18/2024	10/20/2037	2,000	2,000	2,024	0.01
OCP CLO 2020-18 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	11.38%	7/30/2024	7/20/2037	1,000	1,000	1,029	0.00
OCP CLO 2017-13 Ltd	(4)(5)(6)(8)	SOFR +	5.90%	10.42%	11/5/2024	11/26/2037	5,000	5,000	5,154	0.01
Octagon 55, Ltd	(4)(5)(6)(8)	SOFR +	6.76%	11.38%	7/1/2021	7/20/2034	11,000	10,899	10,834	0.03
Octagon Investment Partners 41, Ltd.	(4)(5)(6)(8)	SOFR +	7.39%	12.05%	9/24/2021	10/15/2033	2,500	2,491	2,513	0.01
Onex Credit Partners OCP 2020-19A	(4)(5)(6)(8)	SOFR +	6.76%	11.38%	8/6/2021	10/20/2034	4,250	4,103	4,279	0.01
Orion CLO 2024-4 LTD	(4)(5)(6)(8)	SOFR +	6.00%	10.49%	10/25/2024	10/20/2037	5,000	5,000	5,023	0.01
Palmer Square CLO 2015-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.28%	5/25/2021	5/21/2034	2,000	1,926	2,009	0.01
Palmer Square CLO 2019-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.28%	11/16/2021	11/14/2034	13,000	13,003	13,072	0.03
Palmer Square CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.35%	10.97%	1/24/2022	4/20/2035	2,500	2,500	2,515	0.01
Palmer Square CLO 2023-3 Ltd	(4)(5)(6)(8)	SOFR +	7.83%	12.45%	11/17/2023	1/20/2037	10,000	9,908	10,345	0.03
Parallel 2020-1 Ltd	(4)(5)(6)(8)	SOFR +	6.76%	11.38%	6/14/2021	7/20/2034	3,500	3,439	3,510	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1	(4)(5)(6)(8)	SOFR +	7.29%	11.91%	2/11/2022	4/20/2035	6,000	5,858	6,024	0.02
Pikes Peak CLO 10	(4)(5)(6)(8)	SOFR +	5.90%	10.29%	11/22/2024	1/22/2038	5,000	5,000	5,026	0.01
Pikes Peak Clo 17 Ltd	(4)(5)(6)(8)	SOFR +	5.75%	10.27%	11/1/2024	1/15/2038	4,000	4,000	4,019	0.01
Pikes Peak CLO 3	(4)(5)(6)(8)	SOFR +	6.87%	11.50%	8/13/2021	10/25/2034	3,000	3,010	3,021	0.01
Pikes Peak CLO 5	(4)(5)(6)(8)	SOFR +	6.90%	11.51%	9/19/2024	10/20/2037	1,000	1,000	1,014	0.00
Pikes Peak CLO 8	(4)(5)(6)(8)	SOFR +	5.75%	10.04%	12/19/2024	1/20/2038	1,000	1,000	1,005	0.00
Post CLO 2021-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.71%	11.37%	7/30/2021	10/15/2034	6,000	6,000	6,042	0.02
Post CLO 2022-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.75%	11.37%	2/15/2022	4/20/2035	5,000	4,981	5,019	0.01
Post CLO 2024-1, Ltd.	(4)(5)(6)(8)	SOFR +	6.80%	11.42%	2/6/2024	4/20/2037	2,500	2,500	2,570	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations (continued)
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
PPM CLO 4, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.39%	9/29/2021	10/18/2034	$6,775	$6,775	$6,384	0.02%
PPM CLO 5, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.39%	9/17/2021	10/18/2034	4,800	4,800	4,659	0.01
Rad CLO 14, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	11.42%	11/2/2021	1/15/2035	6,750	6,752	6,781	0.02
Rad CLO 16 Ltd	(4)(5)(6)(8)	SOFR +	6.50%	11.16%	5/3/2024	7/15/2037	5,000	5,001	5,055	0.01
Rad CLO 17 Ltd	(4)(5)(6)(8)	SOFR +	6.25%	10.77%	11/5/2024	1/20/2038	5,000	5,000	5,014	0.01
Rad CLO 22 Ltd	(4)(5)(6)(8)	SOFR +	7.73%	12.35%	10/27/2023	1/20/2037	7,500	7,294	7,743	0.02
Rad CLO 25 Ltd	(4)(5)(6)(8)	SOFR +	6.00%	11.34%	5/16/2024	7/20/2037	3,000	3,000	3,071	0.01
Rad CLO 3 Ltd	(4)(5)(6)(8)	SOFR +	5.88%	10.54%	6/18/2024	7/15/2037	2,715	2,663	2,727	0.01
Rad CLO 3 Ltd	(4)(5)(6)(8)	SOFR +	7.00%	11.66%	6/18/2024	7/15/2037	2,715	2,715	2,777	0.01
Rad CLO 9 Ltd	(4)(5)(6)(8)	SOFR +	5.75%	10.07%	12/19/2024	1/15/2038	3,000	3,000	3,015	0.01
Regatta IX Funding Ltd.	(4)(5)(6)(8)	SOFR +	6.83%	11.48%	4/10/2024	4/17/2037	3,820	3,905	3,886	0.01
Regatta XXI Funding Ltd	(4)(5)(6)(8)	SOFR +	6.25%	10.77%	11/5/2024	10/15/2037	4,000	4,000	4,032	0.01
Regatta XXII Funding Ltd	(4)(5)(6)(8)	SOFR +	6.15%	10.77%	10/10/2024	7/20/2035	2,000	2,000	2,008	0.01
RR 19, Ltd.	(4)(5)(6)(8)	SOFR +	6.76%	12.06%	9/24/2021	10/15/2035	3,000	3,000	3,023	0.01
RR 20, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.91%	4/6/2022	7/15/2037	4,000	3,967	4,020	0.01
Sagard-Halseypoint Clo 8 Ltd	(4)(5)(6)(8)	SOFR +	6.84%	11.18%	12/2/2024	1/30/2038	2,000	1,980	2,010	0.01
Sound Point CLO XXVII, Ltd.	(4)(5)(6)(8)	SOFR +	6.82%	11.45%	10/1/2021	10/25/2034	5,000	4,925	4,623	0.01
Symphony CLO 34-PS Ltd.	(4)(5)(6)(8)	SOFR +	8.15%	12.78%	7/13/2023	7/24/2036	4,000	3,929	4,128	0.01
Symphony CLO 44 Ltd	(4)(5)(6)(8)	SOFR +	6.15%	11.50%	5/20/2024	7/14/2037	2,500	2,500	2,553	0.01
Trestles CLO IV, Ltd.	(4)(5)(6)(8)	SOFR +	6.51%	11.13%	7/12/2021	7/21/2034	8,000	8,000	8,039	0.02
Trinitas CLO XVI Ltd	(4)(5)(6)(8)	SOFR +	7.26%	11.88%	6/14/2021	7/20/2034	5,000	4,836	4,774	0.01
Vibrant CLO IV-R Ltd	(4)(5)(6)(8)	SOFR +	7.90%	12.49%	9/19/2024	10/20/2037	1,000	970	962	0.00
Vibrant CLO XII Ltd.	(4)(5)(6)(8)	SOFR +	6.94%	11.56%	5/16/2024	4/20/2034	2,695	2,604	2,675	0.01
Vibrant CLO XIII, Ltd	(4)(5)(6)(8)	SOFR +	7.59%	12.11%	11/1/2024	1/15/2038	3,250	3,218	3,266	0.01
Voya CLO 2019-4, Ltd.	(4)(5)(6)(8)	SOFR +	6.97%	11.62%	12/14/2021	1/15/2035	8,250	8,123	8,294	0.02
Voya CLO 2020-2, Ltd.	(4)(5)(6)(8)	SOFR +	6.66%	11.28%	8/6/2021	7/19/2034	5,000	4,924	5,000	0.01
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated								582,324	590,509	1.58

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Birch Grove CLO 11 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	11.01%	11/15/2024	1/22/2038	11,000,000	$11,000	$11,000	0.03%
Elmwood CLO II Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	15.82%	11/21/2024	4/20/2034	8,650,000	5,981	6,132	0.02
Galaxy 34 CLO Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.32%	9/26/2024	10/20/2037	20,000,000	18,500	18,446	0.05
MidOcean Credit CLO XV Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.20%	5/10/2024	7/21/2037	5,000,000	3,550	3,402	0.01
New Mountain CLO 6 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.24%	8/23/2024	10/15/2037	18,750,000	16,051	16,346	0.04
New Mountain CLO 6 Ltd - Subordinated Notes	(4)(6)			8/23/2024	10/15/2037	1,875,000	0	411	0.00
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	17.27%	12/10/2024	1/22/2038	5,200,000	3,310	3,309	0.01
Rad CLO 25 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.36%	5/16/2024	7/20/2037	5,000,000	4,317	4,269	0.01
RAD CLO 26 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	15.87%	8/7/2024	10/20/2037	7,180,000	6,156	6,440	0.02
RAD CLO 2024-2 WH Ltd - Units	(4)(6)(7)	Estimated Yield:	15.44%	12/11/2024	1/15/2038	14,800,600	14,801	14,801	0.04
Signal Peak CLO 11 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.87%	6/5/2024	7/18/2037	5,000,000	4,450	4,865	0.01
Signal Peak CLO 14 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	16.24%	12/20/2024	1/22/2038	26,000,000	20,345	20,735	0.05
Sixth Street CLO 27 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	12.25%	11/1/2024	1/17/2038	16,500,000	13,430	13,794	0.04
Sixth Street CLO XXI Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	15.03%	9/29/2022	10/15/2035	8,000,000	5,759	6,562	0.02
Vibrant CLO XVI, Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	16.75%	4/14/2023	4/15/2036	12,000,000	9,600	10,627	0.03
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							137,250	141,139	0.38
Total Structured Finance Obligations - non-controlled/non-affiliated							719,574	731,648	1.96
Total Structured Finance Obligations							719,574	731,648	1.96

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity - non-controlled/non-affiliated
Aerospace & Defense
Atlas Intermediate Holding, LLC - Preferred Interest	(4)		11.00%	5/24/2021		34,238,400	$33,725	$24,309	0.06%
Loar Holdings Inc. - Common Equity	(6)			4/25/2024		886,564	12,283	65,526	0.17
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	125	181	0.00
							46,133	90,016	0.23
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			6/11/2021		1,674	1,674	2,302	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	937	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,838	46,923	0.12
							61,589	50,162	0.13
Biotechnology
Moderna Inc - Common Stock	(6)			9/12/2024		12,613	983	524	0.00
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		48,476	1,212	376	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		3,982	$6,280	$6,136	0.02%
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		1,041	1,482	1,444	0.00
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		159,782	160	160	0.00
GTCR Investors LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	972	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		749	1,067	1,040	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		115,036	115	115	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		3	2	2	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		5,082	3,981	3,805	0.01
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		5,084,731	4,037	4,029	0.01
							18,018	17,703	0.04
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			12/10/2021		3	3,308	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		1	390	75	0.00
							3,698	75	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,735	41,705	0.11
DTA LP - Class A Common Units	(4)			3/25/2024		2,612,843	2,613	2,613	0.01
							31,348	44,318	0.12

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	$10,915	$12,040	0.03%
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	2,098	0.01
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	2,588	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	451	0.00
							15,636	17,177	0.05
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		3,272,884	3,273	3,273	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,775	22,775	0.06
							26,048	26,048	0.07
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		666,667	667	909	0.00
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	2,621	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		12,237,213	$11,870	$13,277	0.03%
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,662	53,847	0.14
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)			8/19/2021		6,000,000	6,090	5,100	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	448	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	129	0.00
Maia Aggregator, L.P. - Class A Units	(4)			2/1/2022		19,700,000	19,700	15,563	0.04
NC Eve, L.P. - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	1,095	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							88,135	89,459	0.22
Health Care Technology
Azalea Parent Corp - Series A-1 Preferred Shares	(4)		12.75%	4/30/2024		91,500	89,213	100,193	0.26
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		18,035	1,804	1,659	0.00
							96,946	106,557	0.27

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Insurance
RSC Topco, Inc. - Preferred Shares	(4)		13.25%	8/14/2023		100	$97	$119	0.00%
SelectQuote Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	1,619	0.00
Shelf Holdco Ltd - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,875	0.01
							1,397	6,613	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)			11/12/2021		25,687,196	25,687	30,311	0.08
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)			6/29/2021		6,500,000	6,500	15,015	0.04
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		14,518,955	14,641	15,390	0.04
Trinity Air Consultants Holdings Corp - Common Units	(4)			6/12/2024		4,797	5	11	0.00
Victors CCC Topco, LP - Common Equity	(4)			6/1/2022		9,600,000	9,600	16,800	0.04
							30,746	47,216	0.12
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)		8.00%	11/1/2024		1,783,823	1,784	1,784	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	$1,103	$1,145	0.00%
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	628	0.00
Descartes Holdings, Inc - Class A Common Stock	(4)				10/9/2023		937,585	4,060	66	0.00
Expedition Holdco, LLC - Common Units	(4)				2/24/2022		810,810	810	552	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	15.03%	6/23/2022		49,020	47,795	69,363	0.18
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%	11/30/2021		45,090	43,963	58,392	0.15
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	34,027	0.09
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,089	81,096	0.21
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)			13.50%	12/19/2023		1,872	1,830	2,101	0.01
TPG IX Newark CI, L.P. - LP Interest	(4)				10/26/2023		3,846,970	3,847	3,847	0.01
TravelPerk Inc - Warrants	(4)(6)				5/2/2024		244,818	2,101	2,568	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	12,557	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	14.02%	11/22/2022		44,535	42,976	58,786	0.15
								267,913	325,128	0.84
Transportation Infrastructure
Enstructure, LLC - Class A-7 Common Units	(4)				9/27/2022		3,783,785	2,804	3,934	0.01
Enstructure, LLC - Class A-8 Common Units	(4)				3/1/2023		858,469	634	891	0.00
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				4/30/2021		58,590	6,178	15,874	0.04
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		1,221,823	1,222	1,612	0.00
								10,838	22,311	0.05
Total Equity - non-controlled/non-affiliated								738,072	883,749	2.25
Total Equity and other - non-controlled/non-affiliated								738,072	883,749	2.25

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)			11/1/2021		265,556	$558	$1,394	0.00%
Total Equity - non-controlled/affiliated							558	1,394	0.00
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings LP - LP Interest	(4)(6)(16)			4/14/2023		3,943	0	0	0.00
Financial Services
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)			10/19/2021		332,559,000	332,559	314,967	0.81
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)			9/28/2023		134,166,603	0	0	0.00
Oil, Gas & Consumable Fuels
Pibb Member, LLC - LP Interest	(4)(6)(16)			11/22/2024		225,000,000	214,844	214,906	0.55
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	1,420	2,167	0.01
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)							548,823	532,040	1.37
Total Equity and other							1,287,453	1,417,183	3.62

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			$1,815,000	$1,778,800	4.58%
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	135,611	0.35
Total Investments in Joint Ventures							1,932,706	1,914,411	4.93

Total Investments - non-controlled/non-affiliated							66,124,775	65,689,987	168.99
Total Investments - non-controlled/affiliated							558	1,394	0.00
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							927,632	813,985	2.10
Total Investments - Investments in Joint Ventures							1,932,706	1,914,411	4.93
Total Investment Portfolio							68,985,671	68,419,777	176.02
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.34%				26,209	26,209	0.07
State Street Institutional U.S. Government Money Market Fund - Premier Class			4.42%				291,131	291,131	0.75
Fidelity Investments Money Market Treasury Portfolio - Class I			4.34%				26,465	26,465	0.07
Other Cash and Cash Equivalents							1,306,874	1,306,874	3.36
Total Portfolio Investments, Cash and Cash Equivalents							$70,636,350	$70,070,456	180.27%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 24.5% of total assets as calculated in accordance with regulatory requirements.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/9/2026	$22,316	$—
Abacus Holdco 2 Oy	Delayed Draw Term Loan	5/7/2026	298	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	19,333	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,567	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	39,500	—
AI Titan Parent Inc	Delayed Draw Term Loan	9/30/2026	22,055	(110)
AI Titan Parent Inc	Revolver	8/29/2031	13,784	(138)
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	1,192	—
Allium Buyer LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Revolver	7/19/2030	6,079	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	7/19/2026	6,566	—
American Rock Salt Co LLC	Delayed Draw Term Loan	9/16/2026	1,287	—
Amerilife Holdings LLC	Term Loan	8/31/2029	114,176	—
Amerilife Holdings LLC	Revolver	8/31/2028	69,224	—
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	41,114	—
Amerilife Holdings LLC	Delayed Draw Term Loan	6/17/2026	59,419	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Analytic Partners LP	Revolver	4/4/2028	4,891	(37)
Anaplan, Inc.	Revolver	6/21/2028	47,983	—
Alpine Intel Intermediate 2, LLC.	Delayed Draw Term Loan	12/20/2026	42,466	(212)
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,188	—
Aptean Inc	Revolver	1/30/2031	3,641	—
Aptean Inc	Delayed Draw Term Loan	1/30/2026	1,987	—
Armada Parent, Inc.	Revolver	10/29/2027	27,000	—
Arnhem BidCo GmbH	Delayed Draw Term Loan	10/1/2027	57,055	(270)
Artisan Acquisitionco, Ltd.	Delayed Draw Term Loan	9/30/2027	54,556	(546)
Ascend Buyer, LLC	Revolver	9/30/2027	5,173	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	12,345	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(4,764)
Atlas Securitized Products Funding 2, L.P.	Revolver	4/10/2026	1,435	—
AuditBoard Inc	Delayed Draw Term Loan	7/12/2026	38,443	(192)
AuditBoard Inc	Revolver	7/12/2031	15,377	(154)
Avalara Inc	Revolver	10/19/2028	2,308	—
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	6,840	—
Baker Tilly Advisory Group LP	Revolver	6/3/2030	37,285	—
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	26,608	(200)
Bamboo US BidCo LLC	Delayed Draw Term Loan	3/31/2025	1,925	—
Bamboo US BidCo LLC	Revolver	9/29/2029	6,278	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	12,824	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	12,824	(64)
Bayshore Intermediate #2 LP	Revolver	10/1/2027	12,408	(124)
Bayshore Intermediate #2 LP	Revolver	10/1/2027	14,727	—
Bazaarvoice, Inc.	Revolver	5/7/2028	31,883	—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	26,377	(228)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	$76,993	$(385)
Bimini Group Purchaser Inc	Revolver	4/26/2031	11,406	—
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	(11)
Bradyplus Holdings LLC	Delayed Draw Term Loan	10/31/2025	5,041	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	22,569	—
Brave Parent Holdings, Inc.	Revolver	11/29/2030	26,868	—
Caerus US 1, Inc.	Revolver	5/25/2029	62,674	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,757	—
Capstone Acquisition Holdings Inc	Delayed Draw Term Loan	8/29/2026	8,261	(31)
Caribou Bidco Ltd	Delayed Draw Term Loan	7/9/2027	28,928	(141)
Carr Riggs & Ingram Capital LLC	Revolver	11/18/2031	9,033	—
Carr Riggs & Ingram Capital LLC	Delayed Draw Term Loan	11/18/2026	22,603	(113)
Castle Management Borrower, LLC	Revolver	11/3/2029	4,167	—
CB Nike Holdco LLC	Delayed Draw Term Loan	11/25/2027	66,711	(500)
CB Nike Holdco LLC	Revolver	11/26/2029	33,356	(500)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(436)
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2025	20,232	(255)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Delayed Draw Term Loan	4/2/2025	10,595	—
CFS Brands, LLC	Revolver	10/2/2029	30,858	(617)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	6,792	(20)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	11/15/2025	918	(2)
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	18,758	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	7,000	(70)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	18,270	—
Chronicle Bidco, Inc.	Revolver	5/18/2029	3,638	—
Chronicle Bidco, Inc.	Delayed Draw Term Loan	3/26/2026	13,265	—
Cisive Holdings Corp	Revolver	12/8/2027	4,445	(89)
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	—
Community Management Holdings Midco 2 LLC	Revolver	11/1/2031	7,064	—
Community Management Holdings Midco 2 LLC	Delayed Draw Term Loan	11/1/2026	23,546	(177)
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	20,230	(51)
Connatix Buyer, Inc.	Revolver	7/14/2027	11,927	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	4,662	(70)
Consor Intermediate II LLC	Delayed Draw Term Loan	5/10/2026	44,439	(222)
Consor Intermediate II LLC	Revolver	5/10/2031	11,850	—
Continental Buyer Inc	Revolver	4/2/2031	4,282	—
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	11,420	(86)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
Corfin Holdings, Inc.	Term Loan	12/27/2027	144,662	—
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	5,725	—
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	6,110	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	16,678	(83)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Creek Parent Inc.	Revolver	12/18/2031	$19,175	$(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(62)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	5,636	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	14,164	(142)
Cumming Group, Inc.	Revolver	11/16/2027	19,356	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	7,544	—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	191,575	—
Databricks, Inc.	Term Loan	1/3/2031	522,375	—
Databricks, Inc.	Delayed Draw Term Loan	1/3/2031	116,415	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	36,470	(182)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	13,071	(163)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	12,081	(153)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Diligent Corp	Delayed Draw Term Loan	4/26/2026	50,000	(375)
Diligent Corp	Revolver	8/4/2030	33,333	—
Discovery Education, Inc.	Revolver	4/9/2029	13,621	—
DM Intermediate Parent LLC	Revolver	9/30/2030	30,960	(464)
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	46,461	(348)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/27/2025	5,367	(68)
Dropbox Inc	Delayed Draw Term Loan	12/10/2026	834,990	(4,175)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	16,849	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	4/19/2029	16,000	(1,425)
Duro Dyne National Corp	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp	Revolver	11/15/2031	34,499	(345)
Dwyer Instruments LLC	Delayed Draw Term Loan	11/20/2026	6,062	(30)
Dwyer Instruments LLC	Revolver	7/20/2029	7,275	(73)
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	7,569	(95)
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	679	—
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	10,808	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	43,758	—
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	1/18/2025	12,377	—
Enstructure LLC	Delayed Draw Term Loan	6/10/2026	88,177	(1,411)
ENV Bidco AB	Delayed Draw Term Loan	12/13/2027	31,618	(355)
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp	Revolver	6/17/2030	9,056	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	(9)
Excelitas Technologies Corp.	Revolver	8/14/2028	14,780	(148)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	4,927	(49)
Experity, Inc.	Revolver	2/24/2028	11,146	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	25,693	(193)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	15,339	(230)
Fastener Distribution Holdings LLC	Delayed Draw Term Loan	10/31/2026	68,078	(340)
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	19,787	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Focus Financial Partners LLC	Delayed Draw Term Loan	9/11/2026	$1,599	$—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(36)
Foundation Risk Partners Corp.	Revolver	10/29/2029	16,269	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	8,806	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
FusionSite Midco, LLC	Revolver	11/17/2029	7,366	(166)
FusionSite Midco, LLC	Delayed Draw Term Loan	9/25/2025	2,234	—
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	23,934	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	—
Galway Borrower, LLC	Revolver	9/29/2028	18,653	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,926	—
Gannett Fleming Inc	Revolver	8/5/2030	37,324	(560)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	61,694	(617)
Gatekeeper Systems, Inc.	Revolver	8/28/2030	9,238	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,540	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	29,679	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	60,893	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	38,416	(610)
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	1,431	(7)
Granicus, Inc.	Revolver	1/17/2031	4,284	—
Graphpad Software LLC	Revolver	6/28/2031	13,945	(70)
Graphpad Software LLC	Delayed Draw Term Loan	6/28/2026	33,558	—
Great Day Improvements LLC	Revolver	6/13/2030	5,914	(118)
Ground Penetrating Radar Systems LLC	Term Loan	1/2/2032	119,645	—
Ground Penetrating Radar Systems LLC	Delayed Draw Term Loan	1/2/2032	23,009	—
Ground Penetrating Radar Systems LLC	Revolver	1/2/2032	12,271	—
Groundworks LLC	Delayed Draw Term Loan	3/14/2026	1,404	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	4,620	—
GS Acquisitionco, Inc.	Revolver	3/26/2034	4,500	(23)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(9)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	11/15/2027	102	—
Hargreaves Lansdown	Term Loan	9/26/2031	103,744	—
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	51,623	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	2,419	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	44,077	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(30)
Icefall Parent, Inc.	Revolver	1/17/2030	6,880	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,251	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360 LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures LLC	Revolver	4/29/2030	4,685	—
Inception Fertility Ventures LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	17,754	(37)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2028	2,183	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	653	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IQN Holding Corp	Revolver	5/2/2028	$3,372	$—
IRI Group Holdings Inc	Revolver	12/1/2027	83,928	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	2,759	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	734	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/28/2026	44,520	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	—
Java Buyer, Inc.	Revolver	12/15/2027	24,284	—
JS Parent Inc	Revolver	4/24/2031	7,880	(39)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Jupiter Bidco Limited	Delayed Draw Term Loan	8/31/2025	41,454	(620)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2025	33,089	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	12,225	(146)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	10,044	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	8,737	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	50,738	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	63,422	(317)
Kona Buyer, LLC	Revolver	7/23/2031	25,369	(127)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	(2)
Loar Group, Inc.	Delayed Draw Term Loan	5/10/2026	100,000	(940)
LogicMonitor Inc	Revolver	11/15/2031	11,450	—
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	—
Lsf12 Crown US Commercial Bidco LLC	Revolver	12/2/2029	24,405	(200)
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	15,863	—
Magic Bidco Inc	Revolver	7/1/2030	2,430	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(180)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	(135)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	133,060	(1,200)
Mantech International CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	(374)
Maverick Bidco Inc.	Delayed Draw Term Loan	8/16/2026	10,523	—
Maverick Bidco Inc.	Delayed Draw Term Loan	8/16/2026	50,452	(347)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	10,652	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,241	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(63)
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,268	(284)
Metis Buyer, Inc.	Revolver	5/4/2026	3,960	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	643	—
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(50)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2025	16,516	(83)
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	17,311	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	2,244	(27)
More Cowbell II, LLC	Revolver	9/4/2029	1,699	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	5,146	(39)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MRI Software, LLC	Revolver	2/10/2027	$23,946	$—
MRI Software, LLC	Delayed Draw Term Loan	1/16/2027	21,653	—
Natus Medical Incorporated	Revolver	7/21/2027	1,225	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/23/2025	15,315	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	2,051	(101)
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	—
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	26,031	(130)
Netsmart Technologies Inc	Revolver	8/23/2031	26,555	(133)
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3 Ltd	Revolver	6/10/2030	6,028	—
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	10/1/2026	2,893	(7)
North Haven Stallone Buyer, LLC	Revolver	5/24/2027	5,164	(13)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	8,779	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	25,764	—
Odevo AB	Delayed Draw Term Loan	12/12/2027	191,921	(475)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	69,791	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	36,836	—
ONS MSO, LLC	Revolver	7/8/2026	3,250	—
Optimizely North America Inc	Revolver	10/31/2031	3,007	(30)
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Oxford Global Resources Inc	Revolver	8/17/2027	9,254	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	3,635	(27)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	85,594	(428)
Park Place Technologies, LLC	Revolver	3/25/2030	45,793	—
Patriot Growth Insurance Services, LLC.	Revolver	10/16/2028	3,567	—
Patriot Growth Insurance Services, LLC.	Delayed Draw Term Loan	10/16/2028	7,901	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	3,902	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	7,061	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	6,996	(52)
Pearce Intermediate Holdings, Inc	Delayed Draw Term Loan	11/6/2026	100,000	(500)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	4,929	—
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Ping Identity Holding Corp	Revolver	10/17/2028	3,856	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	40,761	(204)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Revolver	5/12/2028	6,365	—
Plasma Buyer, LLC	Delayed Draw Term Loan	11/12/2025	679	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	67,596	(845)
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	19,691	(98)
Profile Products, LLC	Revolver	11/12/2027	7,110	—
Profile Products, LLC	Revolver	11/12/2027	6,697	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	16,623	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	$2,915	$—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	6,162	—
PT Intermediate Holdings III LLC	Delayed Draw Term Loan	4/9/2026	12,013	(15)
QBS Parent Inc	Revolver	11/7/2031	5,656	(28)
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	7,267	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	36,805	(184)
RAD CLO 27 Ltd	Structured Finance Obligation - Debt	1/15/2038	10,000	—
RAD CLO 27 Ltd	Structured Finance Obligation - Equity	1/15/2038	26,823	—
Rally Buyer, Inc.	Revolver	7/19/2028	4,081	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	336	—
Relativity ODA, LLC	Revolver	5/14/2029	4,813	(120)
RFS Opco, LLC	Delayed Draw Term Loan	12/3/2025	7,619	(29)
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	15,233	—
RoadOne Inc	Revolver	12/29/2028	226	—
RSC Acquisition, Inc.	Revolver	11/1/2029	6,174	(108)
RSC Acquisition, Inc.	Delayed Draw Term Loan	8/15/2026	47,154	—
Safety Borrower Holdings LP	Revolver	9/1/2027	2,517	—
Safety Products/JHC Acquisition Corp	Delayed Draw Term Loan	6/28/2026	4,912	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	16,800	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	23,600	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	7,858	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	74,803	(342)
Seahawk Bidco, LLC	Revolver	12/19/2030	22,377	(205)
Severin Acquisition LLC	Delayed Draw Term Loan	10/1/2027	68,984	(345)
Severin Acquisition LLC	Revolver	10/1/2031	41,391	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Simplicity Financial Marketing Group Holdings Inc	Delayed Draw Term Loan	12/31/2026	12,083	(60)
Simplicity Financial Marketing Group Holdings Inc	Revolver	12/31/2031	6,041	(60)
Skopima Consilio Parent LLC	Revolver	5/14/2028	6,300	(18)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	49,332	—
Soliant Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Spaceship Purchaser Inc	Revolver	10/17/2031	59,800	(598)
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2026	29,900	—
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2027	71,760	—
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	12,868	—
SpecialtyCare, Inc.	Revolver	6/18/2026	2,493	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	69,467	(521)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	61,551	(420)
Speedster Bidco GmbH	Revolver	5/13/2031	26,875	(72)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	24,314	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	44,329	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	$16,811	$(168)
STV Group, Inc.	Revolver	3/20/2031	10,086	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	35,360	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	5,573	(34)
Tango Bidco SAS	Revolver	10/17/2027	12,593	—
TEI Intermediate LLC	Revolver	12/13/2031	18,156	—
TEI Intermediate LLC	Delayed Draw Term Loan	12/13/2026	48,489	(242)
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	121,011	—
The Fertility Partners, Inc.	Revolver	9/16/2027	5,706	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	91,404	—
The Hiller Companies LLC	Delayed Draw Term Loan	6/20/2026	16,253	—
The Hiller Companies LLC	Revolver	6/20/2030	13,713	(103)
The North Highland Co LLC	Revolver	12/20/2030	20,288	—
The North Highland Co LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	4,375	—
THG Acquisition LLC	Delayed Draw Term Loan	10/31/2026	14,932	(75)
THG Acquisition LLC	Revolver	10/31/2031	6,911	—
TIH Insurance Holdings, LLC.	Revolver	5/6/2029	19,894	(73)
Tricentis	Term Loan	2/11/2032	131,086	—
Tricentis	Delayed Draw Term Loan	2/11/2032	26,217	—
Tricentis	Revolver	2/11/2032	16,386	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	240	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	13,269	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	14,838	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	(1,145)
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(572)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	19,994	(100)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,204	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
Unified Physician Management, LLC	Delayed Draw Term Loan	3/25/2026	640	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	10/25/2026	4,000	(15)
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	49,274	(246)
Varicent Parent Holdings Corp	Delayed Draw Term Loan	8/23/2026	17,174	(129)
Varicent Parent Holdings Corp	Revolver	8/23/2031	9,550	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
VS Buyer LLC	Revolver	4/12/2029	15,000	(975)
Water Holdings Acquisition LLC	Delayed Draw Term Loan	7/31/2026	35,637	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
West Monroe Partners, LLC	Delayed Draw Term Loan	12/18/2026	122,500	—
WHCG Purchaser III Inc	Delayed Draw Term Loan	8/2/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/21/2025	16,651	—
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	—
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	19,072	(95)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	$8,688	$—
Yellow Castle AB	Delayed Draw Term Loan	7/7/2029	11,621	—
Zellis TopCo Limited	Term Loan	8/13/2031	19,375	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2025	208,035	(3,121)
Zendesk Inc	Revolver	7/23/2030	97,650	—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	5,938	—
Zorro Bidco Ltd	Delayed Draw Term Loan	8/13/2027	18,421	(182)
Total Unfunded Commitments			$10,804,045	$(49,557)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2024	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	$2,499	$—	$—	$(1,105)	$—	$1,394	$13
Controlled/Affiliated Investments
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	49,530	—	—	(36,786)	—	12,744	224
CFCo, LLC (Benefytt Technologies, Inc.)	612	—	—	(612)	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Pibb Member, LLC - LP Interest	—	214,844	—	62	—	214,906	—
Pibb Member, LLC	—	2,250	—	—	—	2,250	5
Pigments Services, Inc.	9,412	—	(115)	(1,598)	—	7,699	—
Pigments Services, Inc.	9,908	1,500	(91)	—	—	11,317	1,455
Pigments Holdings LP - LP Interest	—	—	—	—	—	—	—
Material Holdings, LLC	—	230,908	—	1,461	—	232,369	13,944
Material Holdings, LLC	—	57,042	—	(41,476)	—	15,566	3,390
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Specialty Lending Company, LLC - LLC Interest	265,631	95,085	(13,500)	(32,249)	—	314,967	—
BCRED Emerald JV LP - LP Interest	2,032,260	—	(187,500)	(65,960)	—	1,778,800	269,906
BCRED Verdelite JV LP - LP Interest	129,265	—	—	6,346	—	135,611	11,170
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	1,981	—	—	186	—	2,167	—
Total	$2,501,098	$601,629	$(201,206)	$(171,731)	$—	$2,729,790	$300,107

(17)Loan was on non-accrual status as of December 31, 2024.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures but excluding Loar Holdings Inc. - Common Equity and Moderna Inc - Common Stock, and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $68,353.7 million or 175.85% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of December 31, 2024 was 3.00%.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	10,570	CAD	15,000	3/18/2025	$127
Deutsche Bank AG	USD	14,092	CAD	20,000	3/17/2025	170
BNP Paribas	USD	1,644	CAD	2,300	2/21/2025	44
Deutsche Bank AG	USD	15,593	CHF	13,820	3/18/2025	234
Goldman Sachs Bank USA	USD	78,979	DKK	557,791	3/18/2025	1,240
BNP Paribas	USD	95,504	EUR	90,200	2/21/2025	1,951
Deutsche Bank AG	USD	224,055	EUR	213,000	3/18/2025	2,867
Deutsche Bank AG	USD	124,918	GBP	98,800	3/18/2025	1,290
BNP Paribas	USD	51,695	GBP	40,900	2/21/2025	508
Goldman Sachs Bank USA	USD	50,381	NOK	562,273	3/18/2025	948
BNP Paribas	USD	2,741	NOK	30,100	2/21/2025	94
Goldman Sachs Bank USA	USD	22,727	NZD	39,280	3/18/2025	739
Goldman Sachs Bank USA	USD	54,333	SEK	588,000	3/10/2025	1,019
Goldman Sachs Bank USA	USD	10,125	SEK	109,749	3/17/2025	169
Goldman Sachs Bank USA	USD	22,058	SEK	239,106	3/18/2025	369
BNP Paribas	USD	1,754	SEK	19,100	2/21/2025	24
Total Foreign Currency Forward Contracts						$11,793

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses) (1)
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR +	0.99%	1/15/2025	500,000		$(594)	$—	$14,818
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	625,000		(20,239)	—	4,486
Deutsche Bank AG	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	625,000		(20,084)	—	4,411
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR +	2.43%	3/24/2025	400,000		(1,889)	—	9,200
Deutsche Bank AG	March 2025 Notes	4.70%	SOFR +	2.43%	3/24/2025	500,000		(2,364)	—	11,510
Deutsche Bank AG	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(8,780)	—	3,640
SMBC Capital Markets, Inc.	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027	625,000		(17,930)	—	244
SMBC Capital Markets, Inc.	September 2025 Notes	7.05%	SOFR +	2.93%	9/29/2025	600,000		(888)	—	953
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027	350,000		(3,527)	—	(3,990)
SMBC Capital Markets, Inc.	September 2025 Notes	7.05%	SOFR +	2.97%	9/29/2025	200,000		(360)	—	400
SMBC Capital Markets, Inc.	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028	500,000		1,951	—	(11,731)
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031	250,000		(4,281)	—	(4,281)
BNP Paribas	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031	250,000		(4,395)	—	(4,395)
Deutsche Bank AG	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029	500,000		2,732	—	2,732
BNP Paribas	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027	400,000		(8,791)	—	(8,791)
SMBC Capital Markets, Inc.	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030	400,000		(15,969)	—	(15,969)
Morgan Stanley Capital Services LLC	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029	400,000		(2,151)	—	(2,151)
Deutsche Bank AG	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034	600,000		(7,827)	—	(7,827)
Wells Fargo Bank, N.A.	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034	200,000		(6,212)	—	(6,212)
Total Interest Rate Swaps								$(121,598)	$—	$(12,953)
(1)For interest rates swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.47%	1/29/2027		$2,519	$2,521	$2,526	0.01%
Amentum Government Services Holdings, LLC	(9)	SOFR +	4.00%	9.36%	2/15/2029		12,101	12,057	12,129	0.04
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	9.90%	5/25/2028		50,466	49,307	45,735	0.16
Atlas CC Acquisition Corp.	(4)(7)(10)	SOFR +	4.00%	9.46%	5/25/2028		5,350	5,150	3,548	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.46%	12/27/2027		5,759	5,721	5,586	0.02
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.46%	12/27/2027		25,374	25,374	24,613	0.09
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.46%	2/5/2026		1,672	1,657	1,622	0.01
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	12.10%	1/9/2030		2,370	2,300	2,370	0.01
Linquest Corp.	(4)(10)	SOFR +	5.75%	11.23%	7/28/2028		153,956	151,945	151,647	0.53
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.71%	10/2/2024		142,825	141,839	142,825	0.50
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.71%	10/16/2025		28,773	28,773	28,773	0.10
Loar Group, Inc.	(4)(7)(11)	SOFR +	7.25%	12.71%	4/1/2024		52,535	52,098	51,595	0.18
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	4.00%	9.36%	6/14/2030		1,071	1,069	1,079	0.00
Magneto Components BuyCo, LLC	(4)(6)(7)(10)	SOFR +	6.00%	11.36%	12/5/2030		54,347	52,648	52,629	0.18
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.60%	6/1/2027		48,220	47,615	35,683	0.13
Peraton Corp.	(10)	SOFR +	3.75%	9.21%	2/1/2028		13,470	13,494	13,521	0.05
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.71%	12/6/2028		11,790	11,748	11,818	0.04
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	6.00%	11.35%	3/1/2028		14,914	14,633	14,616	0.05
								619,949	602,315	2.11
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.25%	6/11/2027		172,313	170,244	166,713	0.58
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027		93,295	92,138	90,263	0.32
Alliance Ground	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027		94,658	93,323	91,582	0.32
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.68%	7/19/2029	EUR	114,140	113,610	121,716	0.43
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.10%	7/19/2029		102,349	100,312	101,837	0.36
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.95%	4/30/2027		103,554	103,080	98,118	0.34
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026		28,088	27,623	28,088	0.10
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	2/5/2029		139,452	137,422	139,452	0.49
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.25%	11.70%	6/15/2029		60,184	59,155	59,309	0.21
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.72%	12/30/2028		1,098	1,062	1,075	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.25%	12/31/2028		272,911	269,041	257,901	0.90
SEKO Global Logistics Network, LLC	(4)(11)	E +	5.00%	8.89%	12/30/2026	EUR	34,773	39,915	37,620	0.13
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.72%	12/30/2026		68,432	67,909	67,064	0.24
SEKO Global Logistics Network, LLC	(4)(7)(11)	P +	4.00%	12.50%	12/30/2026		3,195	3,156	2,962	0.01
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.66%	12/30/2026		14,997	14,946	14,697	0.05
The Kenan Advantage Group, Inc.	(10)	SOFR +	3.86%	9.22%	3/24/2026		13,048	13,058	13,025	0.05
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	9.61%	7/26/2028		14,041	13,947	13,800	0.05
								1,319,941	1,305,222	4.58
Airlines
Air Canada	(6)(10)	SOFR +	3.50%	9.14%	8/11/2028		12,626	12,616	12,681	0.04
Brown Group Holding, LLC	(9)	SOFR +	2.75%	8.21%	6/7/2028		7,459	7,439	7,476	0.03
United Airlines, Inc.	(6)(10)	SOFR +	3.75%	9.22%	4/21/2028		15,886	15,939	15,966	0.06
								35,994	36,123	0.13

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Auto Components
Clarios Global LP	(6)(8)	SOFR +	3.75%	9.11%	5/6/2030		$3,491	$3,490	$3,503	0.01%
Metis Buyer, Inc.	(10)	SOFR +	4.00%	9.47%	5/4/2028		27,159	26,698	27,244	0.10
Metis Buyer, Inc.	(4)(7)(10)	SOFR +	3.25%	8.89%	5/4/2028		3,060	2,965	3,014	0.01
								33,153	33,761	0.12
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.86%	3/31/2028		44,769	44,081	44,433	0.16
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	7.54%	11/15/2027		997	988	999	0.00
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	10.99%	8/1/2028		25,736	25,402	26,063	0.09
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	8.71%	4/12/2028		4,867	4,840	4,877	0.02
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.21%	11/23/2027		35,708	35,646	35,221	0.12
Engineered Stone Group Holdings III Ltd.	(4)(6)(8)	E +	5.75%	9.68%	4/23/2028	EUR	28,739	31,206	27,205	0.10
Engineered Stone Group Holdings III Ltd.	(4)(6)(10)	SOFR +	5.75%	11.39%	4/23/2028		59,425	58,835	50,957	0.18
Fencing Supply Group Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	11.64%	2/26/2027		110,714	109,659	109,004	0.38
Great Day Improvements, LLC	(4)(10)	SOFR +	6.25%	11.72%	12/29/2027		179,780	177,387	179,780	0.63
Great Day Improvements, LLC	(4)(10)	SOFR +	6.25%	11.89%	12/29/2027		12,192	11,845	12,192	0.04
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.35%	2/25/2025		43,474	43,317	39,236	0.14
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.35%	2/25/2027		187,540	186,022	169,254	0.59
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.35%	2/25/2025		6,319	6,296	5,703	0.02
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028		40,384	40,201	40,369	0.14
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	11.70%	9/1/2027		113,142	111,774	108,051	0.38
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.69%	4/7/2025		148,455	146,699	145,857	0.51
Mi Windows and Doors, LLC	(9)	SOFR +	3.50%	8.96%	12/18/2027		5,489	5,497	5,509	0.02
Oscar AcquisitionCo LLC	(9)	SOFR +	4.50%	9.95%	4/29/2029		3,469	3,362	3,441	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.71%	11/3/2028		25,209	25,030	25,182	0.09
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	12.00%	12/29/2026		56,265	55,700	56,265	0.20
								1,078,718	1,044,166	3.66
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.86%	8/17/2028		7,138	7,089	7,170	0.03
AllSpring Buyer, LLC	(6)(9)	SOFR +	3.25%	8.89%	11/1/2028		2,948	2,960	2,942	0.01
Apex Group Treasury, LLC	(6)(9)	SOFR +	3.75%	9.38%	7/27/2028		15,140	15,116	15,102	0.05
Apex Group Treasury, LLC	(4)(6)(9)	SOFR +	5.00%	10.40%	7/27/2028		78,749	77,229	78,650	0.28
Aretec Group, Inc.	(6)(8)	SOFR +	4.50%	9.96%	8/9/2030		862	852	862	0.00
Clipper Acquisitions Corp.	(8)	SOFR +	1.75%	7.21%	3/3/2028		1,990	1,983	1,986	0.01
FFML Holdco Ltd	(4)(6)(8)	B +	6.25%	11.92%	11/30/2028	NZD	38,495	23,322	23,909	0.08
Focus Financial Partners LLC	(9)	SOFR +	3.50%	8.86%	6/30/2028		6,983	6,940	7,009	0.02
Focus Financial Partners LLC	(9)	SOFR +	3.25%	8.61%	6/30/2028		1,985	1,969	1,992	0.01
Focus Financial Partners LLC	(9)	SOFR +	2.50%	7.86%	6/30/2028		1,990	1,990	1,993	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	11.85%	4/30/2027		3,923	3,864	2,540	0.01
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.95%	12/22/2027		12,151	12,070	12,029	0.04
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	9.22%	12/1/2028		13,160	13,096	13,210	0.05
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.97%	4/7/2028		18,463	18,431	18,512	0.06
								186,911	187,906	0.66

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.96%	9/30/2026	$4,899	$4,906	$4,878	0.02%
Formulations Parent Corp.	(4)(6)(7)(10)	SOFR +	5.75%	11.13%	11/15/2030	21,429	20,938	20,966	0.07
Geon Performance Solutions, LLC	(10)	SOFR +	4.75%	10.36%	8/18/2028	3,615	3,597	3,620	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	5.50%	10.96%	8/30/2028	13,573	13,544	13,402	0.05
Olympus Water US Holding Corp.	(9)	SOFR +	3.75%	9.36%	11/9/2028	5,513	5,503	5,509	0.02
Oxea Corporation	(6)(8)	SOFR +	3.50%	9.01%	10/14/2024	6	6	6	0.00
							48,494	48,381	0.17
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.39%	8/18/2028	29,328	29,001	29,413	0.10
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.21%	5/12/2028	41,148	41,086	41,042	0.14
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	8.46%	11/16/2028	11,765	11,732	11,775	0.04
APX Group, Inc.	(6)(9)	SOFR +	3.25%	8.92%	7/10/2028	17,390	17,362	17,423	0.06
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	11.18%	5/7/2028	384,143	384,143	384,143	1.35
Bazaarvoice, Inc.	(4)(8)	SOFR +	5.75%	11.15%	5/7/2028	24,390	24,390	24,390	0.09
CFS Brands, LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.34%	10/2/2030	201,608	196,925	196,753	0.69
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	4.75%	10.11%	3/31/2028	8,068	8,006	8,068	0.03
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.22%	3/31/2028	29,707	29,737	29,511	0.10
Divisions Holding Corp.	(4)(10)	SOFR +	4.75%	10.22%	5/27/2028	9,701	9,635	9,653	0.03
EAB Global, Inc.	(9)	SOFR +	3.50%	8.97%	8/16/2028	4,900	4,884	4,900	0.02
Foundational Education Group, Inc.	(4)(9)	SOFR +	4.25%	9.89%	8/31/2028	8,960	8,900	8,781	0.03
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.36%	11/17/2029	45,467	44,358	44,335	0.16
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.39%	11/17/2024	4,125	3,892	3,905	0.01
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.72%	10/30/2026	12,000	12,021	12,037	0.04
Garda World Security Corp.	(6)(8)	SOFR +	4.25%	9.62%	2/1/2029	9,097	9,031	9,123	0.03
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.60%	10/2/2030	56,234	54,446	54,378	0.19
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.23%	12/15/2027	196,505	193,795	195,707	0.69
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.12%	11/9/2029	12,109	11,462	11,658	0.04
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.47%	12/17/2030	283,439	280,505	283,439	0.99
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	12/10/2027	53,167	52,182	52,934	0.19
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.73%	10/19/2028	46,961	46,317	46,492	0.16
KPSKY Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.76%	10/19/2028	20,949	20,589	20,740	0.07

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

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CFGI Holdings, LLC	Revolver	11/2/2027	$19,950	$(399)
CFS Brands, LLC	Revolver	10/2/2030	30,858	(617)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	20,572	—
Chronicle Bidco, Inc.	Revolver	11/14/2025	2,815	—
Circana Group, L.P.	Revolver	12/1/2027	86,026	—
Claims Automation Intermediate 2, LLC	Delayed Draw Term Loan	12/16/2027	68,521	(685)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	33,015	—
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	(162)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	10,809	(108)
Community Brands ParentCo, LLC	Revolver	2/24/2028	6,330	(16)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	49,522	—
Connatix Buyer, Inc.	Revolver	7/14/2027	16,294	(1,344)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	13,936	(209)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	(1)
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	111,547	(1,115)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(309)
Cumming Group, Inc.	Revolver	11/16/2027	25,468	(382)
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	19,245	(144)
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2030	6,300	(5)
Discovery Education, Inc.	Revolver	4/9/2029	52,540	(2,102)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	5,288	—
DTI Holdco, Inc.	Revolver	4/26/2027	10,000	(173)
Eliassen Group, LLC	Delayed Draw Term Loan	4/14/2028	9,961	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	49,368	(494)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	12,377	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	26,639	(3,659)
Episerver, Inc.	Revolver	4/9/2026	3,833	(153)
Ergomed Plc	Delayed Draw Term Loan	11/17/2025	7,569	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/13/2029	4,927	—
Excelitas Technologies Corp.	Revolver	8/14/2028	5,715	—
Experity, Inc.	Revolver	2/24/2028	13,452	(135)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/29/2024	3,945	(49)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2027	3,381	—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(66)
Forterro UK Ltd.	Delayed Draw Term Loan	7/7/2029	11,621	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	9,529	(143)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2028	3,958	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	27,063	(271)
Freya Bidco Limited	Term Loan	10/31/2030	1,056	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	12,907	—
Freya Bidco Limited	Term Loan	10/31/2030	105,258	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	12,921	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	22,446	(281)
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	15,400	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,884	(110)
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(285)
GI Consilio Parent, LLC	Revolver	5/14/2026	4,629	(51)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GI Consilio Parent, LLC	Revolver	5/14/2026	$844	$—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	27,360	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	4,320	—
Gigamon Inc.	Revolver	3/11/2028	25,774	(64)
Go Car Wash Management Corp.	Delayed Draw Term Loan	12/31/2026	84,833	(954)
GovernmentJobs.com, Inc.	Revolver	12/2/2027	19,764	(395)
GraphPAD Software, LLC	Revolver	4/27/2027	1,416	—
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	37	—
Groundworks, LLC	Revolver	3/14/2029	42	(1)
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2027	9,724	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	9,254	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	37,586	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(129)
Icefall Parent Inc	Term Loan	1/25/2030	70,792	—
Icefall Parent Inc	Revolver	1/25/2030	6,742	—
IG Investments Holdings, LLC	Revolver	9/22/2027	44,828	(224)
Inova Pharmaceutical	Term Loan	10/30/2028	661	—
Inova Pharmaceutical	Delayed Draw Term Loan	10/30/2028	102	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	99,544	(1,244)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	4,325	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	350	(2)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	303	(3)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	6,812	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	453	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	806	—
Java Buyer, Inc.	Delayed Draw Term Loan	4/1/2024	30,676	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	42,170	—
Jupiter Bidco Limited	Delayed Draw Term Loan	8/5/2029	41,392	—
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2029	41,761	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	25,388	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	6,824	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	628	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	12/22/2027	3,735	—
Kwor Acquisition, Inc.	Revolver	12/22/2027	6,951	—
Loar Group, Inc.	Delayed Draw Term Loan	4/1/2024	47,000	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	99,913	(2,478)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(225)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	8,247	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	120,596	—
Mantech International CP	Revolver	9/14/2028	111,118	(1,111)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	5,722	(286)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	520	—
Material Holdings, LLC	Revolver	8/17/2027	7,630	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(37)
Mercury Bidco Globe Limited	Term Loan	1/31/2031	100,402	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,389	—
Metis Buyer, Inc.	Revolver	5/4/2026	5,940	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	$804	$—
Mitratech Holdings, Inc.	Delayed Draw Term Loan	11/26/2024	7,280	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	19,234	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	19,804	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	2,244	(27)
More Cowbell II, LLC	Revolver	9/1/2029	2,308	—
MPG Parent Holdings LLC	Term Loan	1/8/2030	17,938	—
MPG Parent Holdings LLC	Revolver	1/8/2030	2,188	—
MPG Parent Holdings LLC	Delayed Draw Term Loan	1/8/2026	4,464	—
MRI Software, LLC	Revolver	2/10/2026	673	(13)
MRI Software, LLC	Revolver	2/10/2027	1,677	(3)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	37,034	(185)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	3,703	(37)
Natus Medical Incorporated	Revolver	7/21/2027	2,788	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	(177)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	45,956	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune Holdings, Inc.	Revolver	8/14/2030	2,000	(40)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	2,617	—
NortonLifeLock, Inc.	Revolver	9/12/2029	3,375	(28)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	5/27/2024	10,781	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	70,001	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	64,286	—
ONS MSO, LLC	Revolver	7/8/2026	6,192	—
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Pavion Corp.	Revolver	10/30/2030	12,586	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	27,871	(279)
Pearce Services, LLC	Delayed Draw Term Loan	6/2/2027	949	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	11,304	(170)
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	7,135	(143)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	24,823	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	(83)
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2029	23,780	(238)
Plasma Buyer, LLC	Revolver	5/12/2028	9,644	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	(74)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	4,979	(25)
Profile Products, LLC	Revolver	11/12/2027	9,886	(321)
Profile Products, LLC	Revolver	11/12/2027	6,700	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	13,391	—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	(183)
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	25	—
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Quality Distribution LLC	Revolver	7/1/2026	9,000	(405)
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	1,390	(7)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	5,694	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	12,089	—
Rally Buyer, Inc.	Revolver	7/19/2028	10,647	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	$38	$—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	6	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2,454	—
Relativity ODA, LLC	Revolver	5/12/2027	4,937	(74)
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	(324)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
RoadOne Inc	Revolver	12/30/2028	275	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	10/30/2026	45,989	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	839	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	(300)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	37,200	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	8,422	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	11,177	(112)
Sherlock Buyer Corp.	Revolver	12/8/2027	4,445	(89)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	124,106	(1,862)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	51,214	(768)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	6,544	—
SpecialtyCare, Inc.	Revolver	6/18/2026	5,104	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/2/2024	9,922	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	22,501	(788)
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	3/23/2027	100	—
Tennessee Bidco Limited	Delayed Draw Term Loan	6/22/2024	228,925	(5,202)
The Fertility Partners, Inc.	Revolver	9/16/2027	806	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	8,125	(128)
Trader Corp.	Revolver	12/22/2028	6,899	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	21,738	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	12,780	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/6/2028	8,815	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,203	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	3,852	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	12,932	(291)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	10,500	—
Victors CCC Buyer, LLC	Delayed Draw Term Loan	6/1/2029	31,095	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
West Monroe Partners, LLC	Revolver	11/9/2027	56,571	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	31	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	53,333	(533)
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	(67)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	208,035	(3,121)
Zendesk Inc	Revolver	11/3/2028	97,650	(1,953)
Zeus Company, LLC	Term Loan	2/28/2031	48,365	—
Zeus Company, LLC	Revolver	2/28/2030	6,749	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Zeus Company, LLC	Delayed Draw Term Loan	2/28/2026	$9,067	$—
Total unfunded commitments			$5,370,824	$(47,166)

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
(1)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

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
On November 7, 2024, the Board of Trustees of the Company (the “Board”) approved the Adviser’s assignment of the Investment Advisory Agreement (as defined in Note 3) to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement. Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement. Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the State Street Sub-Administration Agreement (as defined in Note 3) with State Street Bank and Trust Company from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025. These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
The year ended December 31, 2021, represents the period from January 7, 2021 (commencement of operations) to December 31, 2021.
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
As of December 31, 2024, the Company's consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Funding”), BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 Funding LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Where prices or inputs are not available or, in the judgment of the Board of Trustees (the “Board” or the “Board of Trustees”), with assistance of the Adviser, the Audit Committee and independent valuation firm(s), determined to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit-impaired. The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly-traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company.
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
ASC 820 prioritizes the use of observable market prices derived from such prices. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 may include unrestricted securities, including equities and derivatives, listed in active markets.
•Level 2: Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category may include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category may include debt and equity investments in privately held entities, collateralized loan obligations (“CLOs”) and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Adviser, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the year in which the transfer occurs.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Consolidated Statements of Operations.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2024, 2023, and 2022 the Company recorded $51.6 million, $19.1 million and $3.3 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
For further information regarding the non-accrual status of investments, refer to “Note 4. Investments.”
Offering Expenses
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through December 31, 2024. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the years ended December 31, 2024 and 2023, the Company incurred $33.7 million and $32.8 million, respectively, of U.S. federal excise tax.
Certain of the Company's consolidated subsidiaries are subject to certain U.S. federal and state income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.
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
Segment Reporting
The Company operates as a single reportable segment and as a result, the Company’s segment accounting policies are consistent with those described herein and the Company does not have any intra-segment sales and transfers of assets. See “Note 12. Segment Reporting” for further information.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See “Note 12. Segment Reporting” for further information on the adoption of ASU 2023-07.
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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement
On October 5, 2020, the Company entered into the original investment advisory agreement with the Adviser. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
On August 2, 2022, the Company entered into an amended and restated investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), which was approved by the Board, including a majority of the trustees who are not “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). The Investment Advisory Agreement altered the Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines would no longer apply if the Company’s shares become “covered securities” within the meaning of Section 18 of the Securities Act of 1933, as amended, and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Investment Advisory Agreement.
The Investment Advisory Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related United States Securities and Exchange Commission (“SEC”) guidance and interpretations. The Investment Advisory Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 1, 2024, for a one-year period ending on May 31, 2025.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the Investment Advisory Agreement to the New Adviser, effective January 1, 2025. The Board also approved the Second A&R Investment Advisory Agreement to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement. Further, on November 7, 2024, the Board approved the Sub-Advisory Agreement between the Company, the New Adviser and the Sub-Adviser. Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
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
For the years ended December 31, 2024, 2023 and 2022 base management fees were $432.4 million, $316.2 million and $259.9 million, respectively. As of December 31, 2024 and December 31, 2023, $120.1 million and $87.3 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income based incentive fees
The first part of the incentive fee, an income based incentive fee, is based on the Company’s Pre-Incentive Fee Net Investment Income Returns as defined in the Investment Advisory Agreement. Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from Pre-incentive fee net investment income. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
(ii) Capital gains based incentive fees
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
For the years ended December 31, 2024, 2023 and 2022, the Company accrued income based incentive fees of $543.7 million, $446.9 million and $288.9 million, respectively. As of December 31, 2024 and December 31, 2023, there was $144.7 million and $122.9 million, respectively, payable to the Adviser for income based incentive fees.
For the years ended December 31, 2024 and 2023, the Company accrued no capital gains based incentive fees. For the year ended December 31, 2022 the Company reversed previously accrued capital gains based incentive fee of $15.1 million. As of December 31, 2024 and December 31, 2023, no amount was payable to the Adviser for capital gains based incentive fees.
Administration Agreement
On October 5, 2020, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment of receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and the New Administration Agreement between the Company and the New Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement. Further, on November 7, 2024, the Board approved the New Sub-Administration Agreement between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the State Street Sub-Administration Agreement with State Street Bank and Trust Company (as defined in Note 3—Sub Administration and Custody Agreement) from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025. These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $6.7 million, $6.7 million and $5.8 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2024 and December 31, 2023, $3.2 million and $2.3 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
Sub-Administration and Custody Agreement
On October 5, 2020, the Administrator entered into a sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub-Administrator”) under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian (the “Custodian”). The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term and the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.
Intermediary Manager Agreement
On October 5, 2020, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P. (the “Intermediary Manager”), an affiliate of the Adviser. Pursuant to the Intermediary Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 1.5% cap on NAV for Class D shares and 3.5% cap on NAV for Class S shares. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
The Intermediary Manager will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
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
For the year ended December 31, 2024, the Company accrued distribution and shareholder servicing fees of $96.1 million and $1.2 million which were attributable to Class S and Class D shares, respectively.
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
Expense Support and Conditional Reimbursement Agreement
On October 5, 2020, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser pursuant to which the Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Pursuant to the Expense Support Agreement, following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company to the Adviser are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the years ended December 31, 2024, 2023 and 2022, the Adviser made no Expense Payments and there were no Reimbursement Payments made to the Adviser.
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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of December 31, 2024 and December 31, 2023, the wholly-owned subsidiary of the Company had committed $405.0 million and $315.0 million, respectively. As of December 31, 2024 and December 31, 2023, $72.4 million and $64.0 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.
In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For further description of the Emerald JV and Verdelite JV, see “Note 11. Joint Ventures.”

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$62,076,029	$61,455,274	89.8%	$45,837,261	$45,534,013	89.7%
Second lien debt	2,790,046	2,723,460	3.9	1,826,541	1,736,088	3.4
Unsecured debt	179,863	177,801	0.3	18,182	18,171	0.0
Structured finance obligations - debt instruments	582,324	590,509	0.9	443,228	436,863	0.9
Structured finance obligations - equity instruments	137,250	141,139	0.2	—	—	—
Investments in joint ventures	1,932,706	1,914,411	2.8	2,120,206	2,161,525	4.3
Equity and other (1)(2)	1,287,453	1,417,183	2.1	776,305	857,251	1.7
Total	$68,985,671	$68,419,777	100.0%	$51,021,723	$50,743,911	100.0%

(1)Includes equity investment in SLC.
(2)“Other” includes warrants.
The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	1.2%	1.4%
Air Freight & Logistics	1.8	2.6
Airlines (2)	0.0	0.1
Auto Components (2)	0.0	0.1
Beverages	0.1	0.1
Biotechnology (2)(3)	0.0	0.0
Broadline Retail (2)	0.0	—
Building Products	1.3	2.1
Capital Markets	0.3	0.5
Chemicals	0.4	0.2
Commercial Services & Supplies	6.1	4.0
Construction & Engineering	1.1	0.7
Construction Materials (2)	0.0	0.1
Containers & Packaging	0.2	0.3
Distributors	0.9	1.1
Diversified Consumer Services	3.3	2.7
Diversified REITs (2)	0.0	—
Diversified Telecommunication Services	0.4	0.5
Electric Utilities	0.2	0.2
Electrical Equipment	0.8	0.5
Electronic Equipment, Instruments & Components	1.1	1.1
Energy Equipment & Services	0.1	0.1
Entertainment (2)(3)	0.0	0.0

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024	December 31, 2023
Financial Services (1)	2.3%	2.4%
Food Products (2)(3)	0.0	0.0
Ground Transportation (3)	0.2	0.0
Health Care Equipment & Supplies	1.1	1.6
Health Care Providers & Services	9.3	11.3
Health Care Technology	4.6	4.1
Hotels, Restaurants & Leisure	0.2	0.3
Household Durables	0.1	0.1
Industrial Conglomerates	0.3	0.9
Insurance	7.0	4.7
Interactive Media & Services (3)	0.9	0.0
Internet & Direct Marketing Retail	1.5	2.0
Investments in Joint Ventures	2.8	4.3
IT Services	4.7	4.4
Leisure Products (3)	—	0.0
Life Sciences Tools & Services	0.6	0.5
Machinery (3)	0.3	0.0
Marine	0.4	0.5
Media	0.5	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	0.5	0.1
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.8	0.9
Professional Services	10.9	11.7
Real Estate Management & Development	1.0	0.3
Software	27.3	27.3
Specialty Retail	0.2	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.5	0.5
Transportation Infrastructure	2.4	2.7
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%

(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of December 31, 2024.
(3)Amount rounds to less than 0.1% as of December 31, 2023.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$58,715,654	$58,382,736	85.3%	150.3%
Europe	7,973,168	7,763,312	11.3	20.0
Bermuda/Cayman Islands	1,620,670	1,634,770	2.4	4.2
Canada	618,302	582,731	0.9	1.5
Asia	35,315	35,496	0.1	0.1
Australia/New Zealand	22,562	20,732	0.0	0.1
Total	$68,985,671	$68,419,777	100.0%	176.2%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$45,398,837	$45,129,324	88.9%	158.2%
Europe	4,489,832	4,500,069	8.9	15.8
Canada	669,615	657,164	1.3	2.3
Bermuda/Cayman Islands	440,117	433,445	0.9	1.5
Australia/New Zealand	23,322	23,909	0.0	0.1
Total	$51,021,723	$50,743,911	100.0%	177.9%
As of December 31, 2024 and 2023, nine borrowers (across twelve loans) and two borrowers (across three loans) in the portfolio were on non-accrual status, respectively.
As of December 31, 2024 and December 31, 2023, on a fair value basis, 99.7% and 99.9%, respectively, of performing debt investments bore interest at a floating rate and 0.3% and 0.1%, respectively, of performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,300,303	$57,154,971	$61,455,274
Second lien debt	—	635,141	2,088,319	2,723,460
Unsecured debt	—	20,686	157,115	177,801
Structured finance obligations - debt instruments	—	—	590,509	590,509
Structured finance obligations - equity instruments	—	—	141,139	141,139
Equity and other (1)(3)	66,050	376	1,350,757	1,417,183
Total	66,050	4,956,506	61,482,810	66,505,366
Investments Measured at NAV (2)	—	—	—	1,914,411
Total investments	$66,050	$4,956,506	$61,482,810	$68,419,777

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
(3)“Other” includes warrants.
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $150.1 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 0.6 years. For information regarding restrictions on investment in joint ventures, see “Note 11. Joint Ventures.”
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other (2)	Total
Fair value, beginning of period	$41,336,737	$926,865	$18,171	$365,899	$—	$857,251	$43,504,923
Purchases of investments	20,629,885	1,435,404	140,166	253,909	157,817	511,382	23,128,563
Proceeds from principal repayments and sales of investments	(4,988,486)	(197,826)	—	(115,749)	(20,575)	(13,500)	(5,336,136)
Accretion of discount/(amortization of premium)	195,139	4,391	109	523	8	—	200,170
Net realized gain (loss)	(82,367)	(573)	—	414	—	—	(82,526)
Net change in unrealized appreciation (depreciation)	(326,115)	(28,721)	(1,331)	14,549	3,889	(4,328)	(342,057)
Transfers into Level 3 (1)	425,686	77,280	—	70,964	—	—	573,930
Transfers out of Level 3 (1)	(35,508)	(128,501)	—	—	—	(48)	(164,057)
Fair value, end of period	$57,154,971	$2,088,319	$157,115	$590,509	$141,139	$1,350,757	$61,482,810
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(322,167)	$(27,724)	$(1,331)	$13,440	$3,889	$1,894	$(331,999)
(1)For the year ended December 31, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
(2)“Other” includes warrants.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Investments	Equity	Total
Fair value, beginning of period	$37,543,544	$1,152,723	$—	$293,335	$757,379	$39,746,981
Purchases of investments	6,804,817	58,588	18,171	63,265	90,176	7,035,017
Proceeds from principal repayments and sales of investments	(3,138,778)	(35,675)	—	(20,978)	(71,925)	(3,267,356)
Accretion of discount/(amortization of premium)	153,553	2,761	10	216	—	156,540
Net realized gain (loss)	(79,934)	59	—	(491)	18,829	(61,537)
Net change in unrealized appreciation (depreciation)	49,778	20,866	(10)	30,552	62,792	163,978
Transfers into Level 3 (1)	211,271	—	—	—	—	211,271
Transfers out of Level 3 (1)	(207,514)	(272,457)	—	—	—	(479,971)
Fair value, end of period	$41,336,737	$926,865	$18,171	$365,899	$857,251	$43,504,923
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2023 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$3,815	$17,206	$(10)	$29,930	$68,053	$118,994
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

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$56,304,438	Yield Analysis	Discount Rate	3.20%	22.67%	9.85%
	438,689	Market Quotations	Broker quoted price	66.93	101.25	99.51
	405,666	Asset Recoverability	Market Multiple	4.75x	10.75x	9.90x
	6,178	Asset Recoverability	Discount Rate	10.33%	10.92%	10.36%
	57,154,971
Investments in second lien debt	2,088,319	Yield Analysis	Discount Rate	8.76%	26.68%	10.79%
Investments in unsecured debt	157,115	Yield Analysis	Discount Rate	7.71%	13.94%	8.83%
Investments in structured finance obligations - debt instruments	590,509	Market Quotations	Broker quoted price	92.45	104.21	100.78
Investments in structured finance obligations - equity instruments	141,139	Market Quotations	Broker quoted price	21.89	100.00	87.10
Investments in equity and other (2)	668,930	Yield Analysis	Discount Rate	9.54%	28.84%	13.58%
	314,967	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	282,542	Market Approach	Performance Multiple	2.30x	30.00x	18.87x
	46,923	Asset Recoverability	Market Multiple	10.50x	10.50x	10.50x
	29,559	Option Pricing Model	Expected Volatility	23.50%	70.50%	36.00%
	7,836	Transaction Price	N/A
	1,350,757
Total	$61,482,810
(1)Weighted averages are calculated based on fair value of investments.
(2)“Other” includes warrants.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$40,753,427	Yield Analysis	Discount rate	5.77%	30.89%	10.05%
	493,636	Market quotations	Broker quoted price	86.83	100.38	98.02
	89,674	Asset Recoverability	Market Multiple	4.75x	10.50x	9.26x
	41,336,737
Investments in second lien debt	910,170	Yield Analysis	Discount Rate	10.07%	15.31%	11.56%
	16,695	Market quotations	Broker quoted price	92.75	92.75	92.75
	926,865
Investments in unsecured debt	18,171	Yield Analysis	Discount Rate	14.90%	14.90%	14.90%
Investments in structured finance	365,899	Market quotations	Broker quoted price	86.18	100.97	97.97
Investments in equity	302,733	Yield Analysis	Discount Rate	9.93%	17.92%	13.18%
	265,631	Asset Recoverability	N/A	100.00%	100.00%	100.00%
	227,117	Market approach	Performance multiple	6.40x	30.00x	21.27x
	60,558	Option Pricing Model	Volatility	32.00%	55.00%	43.75%
	1,212	Market quotations	Broker quoted price	25.00	25.00	25.00
	857,251
Total	$43,504,923
(1)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable inputs used under the asset recoverability approach are the market multiple and discount rate. Significant decreases in quoted prices, Performance Multiples, or market multiples would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of December 31, 2024 and December 31, 2023 had they been accounted for at fair value:

	December 31, 2024	December 31, 2023
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,000,298	$242,243
Castle Peak Funding Facility	1,194,401	1,121,681

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024	December 31, 2023
	Fair Value	Fair Value
Summit Peak Funding Facility	$952,105	$286,046
Denali Peak Funding Facility	562,800	562,800
Bushnell Peak Funding Facility	480,300	465,300
Granite Peak Funding Facility	493,554	563,600
Middle Peak Funding Facility	750,000	600,950
Bison Peak Funding Facility	1,203,200	703,200
Blanca Peak Funding Facility	1,375,090	1,375,090
Windom Peak Funding Facility	1,029,841	967,477
Monarch Peak Funding Facility	750,000	1,400,400
Borah Peak Funding Facility	—	130,000
Naomi Peak Funding Facility	—	385,000
Meridian Peak Funding Facility	246,000	246,000
Haydon Peak Funding Facility	250,000	49,000
Bear Peak Funding Facility	164,816	360,531
Phoenix Peak Funding Facility	197,736	—
Revolving Credit Facility	4,639,587	1,131,025
June 2024 Notes	—	427,693
June 2026 Notes	384,560	379,251
May 2027 Notes	624,500	618,319
October 2027 Notes	357,070	368,331
September 2024 Notes	—	354,580
December 2026 Notes	1,191,500	1,137,187
November 2026 Eurobonds	499,280	501,901
November 2024 Notes	—	485,177
March 2027 Notes	957,000	921,525
January 2025 Notes	499,490	483,120
January 2029 Notes	614,770	597,773
March 2025 Notes	898,740	885,149
April 2026 UK Bonds	308,406	306,018
September 2025 Notes	811,920	814,554
November 2028 Notes	526,100	520,940
January 2031 Notes	508,650	—
July 2029 Notes	503,550	—
September 2027 Notes	395,320	—
April 2030 Notes	389,240	—
November 2029 Notes	395,160	—
November 2034 Notes	781,120	—
2021-1 BSL Notes	663,000	663,000
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	759,000	756,862
2022-1 BSL Debt	420,000	420,000
2021-2 Notes	505,800	505,800
MML 2022-2 Debt	300,373	300,273

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024	December 31, 2023
	Fair Value	Fair Value
2023-1 Notes	$308,039	$304,970
2024-1 Notes	244,264	—
2024-2 Notes	305,035	—
Short-Term Borrowings	420,829	28,546
Total	$30,552,444	$23,061,312
The following table presents the categorization of the Company’s debt obligations as of December 31, 2024 and December 31, 2023 had they been accounted for at fair value within the hierarchy:

	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	30,552,444	23,061,312
Total debt	$30,552,444	$23,061,312
Other Assets and Liabilities
As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments for the years ended December 31, 2024 and December 31, 2023.

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$11,793	$—	$11,793	$781,169
Interest rate swaps	—	4,683	—	4,683	1,000,000
Total Derivative assets at fair value	$—	$16,476	$—	$16,476	$1,781,169
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(126,281)	—	(126,281)	7,237,975
Total Derivative liabilities at fair value	$—	$(126,281)	$—	$(126,281)	$7,237,975
Cash collateral posted				$253,890

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the years ended December 31, 2024 and December 31, 2023, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2024	2023
Unrealized appreciation (depreciation)
Foreign currency forward contract	$25,699	$(13,259)
Net change in unrealized appreciation (depreciation)	$25,699	$(13,259)
Realized gain (loss)
Foreign currency forward contract	$21,086	$3,063
Net realized gain (loss)	$21,086	$3,063
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the years ended December 31, 2024 and December 31, 2023.

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

	For the Year Ended December 31,
	2024	2023
Interest rate swaps	$16,539	$110,174
Hedged items	$(16,963)	$(109,958)
The table below presents the carrying value of unsecured borrowings as of December 31, 2024 and December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	For the Year Ended December 31,
	2024		2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$8,019,278	$(119,369)	$6,356,700	$(136,332)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 226.5% and 221.9%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Borah Peak Funding, Naomi Peak Funding, Meridian Peak Funding, Haydon Peak Funding, Bear Peak Funding and Phoenix Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.

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
Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which, in the case of dollar advances until June 30, 2023, was three-month LIBOR, from June 30, 2023 until May 14, 2024, was three month term SOFR plus a 0.26% spread adjustment, and from and after May 15, 2024, is one month term SOFR), plus an applicable margin of, prior to May 15, 2024, 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. From May 15, 2024 until October 7, 2024, the applicable margin on all outstanding advances was 2.15% per annum. From October 8, 2024 until December 16, 2024, the applicable margin on all outstanding advances was 2.00% per annum. From December 17, 2024, the applicable margin on all advances is 1.90% per annum. From and after May 15, 2027, the applicable margin on all outstanding advances will be 2.40% per annum. Until June 15, 2024, Bard Peak Funding paid a commitment fee of 0.90% per annum if the unused facility amount was greater than 50% or 0.35% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. From and after June 15, 2024, Bard Peak Funding pays a commitment fee ranging from 0.70% to 2.15% per annum based on the daily unused amount of the financing commitments to the extent in excess of 25%, in addition to certain other fees as agreed between Bard Peak Funding and BNPP.
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
As of December 31, 2023, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% to 2.20% per annum depending on the nature of the advances being requested. Effective January 4, 2024, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.85% to 2.35% per annum depending on the nature of the advances being requested. Effective September 25, 2024, advances under the Castle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 2.50% per annum depending on the nature of the advances being requested. After the expiration of the reinvestment period, the applicable margin on outstanding advances will be increased by 1.00% per annum. Prior to September 25, 2024, Castle Peak Funding paid a commitment fee of 1.85% per annum if the unused facility amount was greater than 30% or 0.50% per annum if the unused facility amount was less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments. Effective September 25, 2024, Castle Peak Funding pays a commitment fee of 1.90% per annum if the unused facility amount is greater than 35% or 0.90% per annum if the unused facility amount is less than or equal to 35% and greater than 15%, 0.25% per annum if the unused facility amount is less than or equal to 15% and greater than 5%, and 0.00% per annum if the unused facility amount is less than or equal to 5%, in each case based on the average daily unused amount of the financing commitments until the expiration of the reinvestment period, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of December 31, 2024, the period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 5, 2026, and the Castle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by January 5, 2028. As amended on January 6, 2025, the period during which Castle Peak Funding may make borrowings under the Castle Peak Funding Facility expires on January 6, 2028, and the Castle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by January 7, 2030.

On January 6, 2025, the Castle Peak Funding Facility was amended. For further detail on the amendment, see “Note 14. Subsequent Events.”
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (“Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust, serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
Prior to March 12, 2024, advances under the Summit Peak Funding Facility bore interest at a blended per annum rate equal to the benchmark for the currency of the applicable advance (which was the three-month term SOFR rate for dollar advances), plus an applicable margin of 1.50% to 2.30% per annum depending on the nature of the advances being requested with such blended rate subject to a floor of 2.00% per annum for certain foreign currency advances and 2.15% per annum for U.S. dollar advances. Effective March 12, 2024, advances under the Summit Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR rate for dollar advances) plus an applicable margin of 2.20% per annum. Prior to March 12, 2024, Summit Peak Funding paid a commitment fee of 0.40% per annum if the unused facility amount was greater than 25% based on the average daily unused amount of the financing commitments. Effective March 12, 2024, Summit Peak Funding pays a commitment fee ranging from 0.25% per annum to 1.25% per annum based on the daily unused amount of the financing commitments, which fee may increase from and after March 12, 2025, to a rate equal to 2.20% per annum on unused amounts below a minimum percentage of the financing commitments. Summit Peak Funding also pays an administrative agency fee to SG, in addition to certain other fees as agreed between Summit Peak Funding and SG.
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
Denali Peak Funding Facility
Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”). DB serves as agent, U.S. Bank serves as collateral agent and collateral custodian and Twin Peaks serves as servicer under the Denali Peak Funding Facility. BCRED acquired Twin Peaks and Denali Peak Funding (inclusive of their respective obligations under the Denali Peak Funding Facility) on March 5, 2021.
Prior to April 4, 2023, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was three-month LIBOR for dollar advances), plus the applicable margin of 1.95% per annum. As of April 4, 2023, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to September 26, 2024, a spread adjustment of 0.15% per annum), plus an applicable margin of 1.95% per annum. After September 30, 2026, the applicable margin on outstanding advances will increase by 0.10% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, prior to September 26, 2024, Denali Peak Funding paid an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Effective December 26, 2024, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount, plus, from and after March 26, 2025, an additional unused commitment fee of 0.25% on the unused facility amount in excess of such minimum utilization

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
percentage if advances outstanding are below the minimum utilization percentage. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
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
Prior to April 25, 2023, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. From April 25, 2023 until November 21, 2024, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 1.85% per annum depending on the nature of the advances being requested. From and after November 22, 2024, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.50% to 1.95% per annum depending on the nature of the advances being requested, subject to a floor of 1.70% per annum. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.60% per annum. Bushnell Peak Funding also pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.
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
Prior to October 3, 2024, advances under the Granite Peak Funding Facility bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.35% per annum. From October 3, 2024, advances under the Granite Peak Funding Facility bear interest at a per annum rate equal to three-month SOFR, plus an applicable margin of 2.05% per annum. From July 3, 2025, Granite Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for advances as described above. In addition, Granite Peak Funding pays an unused commitment fee of 0.50% per annum on the average daily unused commitments under the Granite Peak Funding Facility in excess of such minimum utilization amount. The unused commitment fee is payable only when more than 10% of the total commitments under the Granite Peak Funding Facility are unused. Granite Peak Funding also pays to GS an administrative agency fee, in addition to certain other fees, each as agreed between Granite Peak Funding and GS.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender.
The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on October 5, 2026, and the Granite Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by April 5, 2028.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). MS serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as collateral manager under the Middle Peak Funding Facility.
Prior to June 26, 2023, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum. From June 26, 2023 until October 22, 2024, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to October 23, 2024, a spread adjustment of 0.15% per annum) plus an applicable margin of 2.07% per annum. From October 23, 2024, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR) plus an applicable margin of 1.97% per annum, which will increase to 2.07% per annum effective on December 28, 2026. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee from and after October 26, 2023 at a rate equal to the applicable margin for dollar advances as described above. Prior to May 7, 2024, Middle Peak Funding paid a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. From and after May 7, 2024, Middle Peak Funding pays a commitment fee ranging from 0.15% per annum to 0.25% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
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

Prior to June 8, 2023, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, the daily floating LIBOR rate, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.75% per annum and the applicable margin applicable to middle market loans equal to 2.00% per annum. From June 8, 2023 until July 24, 2024, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.60% to 2.10% per annum depending on the nature of the advances being requested. From July 25, 2024 until November 18, 2024, advances under the Bison Peak

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.95% per annum. From November 19, 2024 until July 23, 2027, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.85% per annum. The applicable margin for all advances will increase by 0.30% per annum effective July 24, 2027. Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.50% per annum. Bison Peak Funding also pays an unused fee of 0.20% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to an administrative agent servicing fee and certain other fees as agreed between Bison Peak Funding and Bank of America.
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
Prior to December 19, 2024, advances under the Blanca Peak Funding Facility bore interest at a per annum rate equal to in the case of dollar advances, three-month term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.096% per annum. From and after December 19, 2024, advances under the Blanca Peak Funding Facility bear interest at a per annum rate equal to in the case of dollar advances, three-month term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.85% per annum. Blanca Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization percentage accruing a fee at a rate equal to the applicable margin described above. On any date when Blanca Peak Funding is not utilizing more than 90% of the financing commitments, Blanca Peak Funding pays an unused fee of 0.50% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount. Blanca Peak Funding also pays to Barclays an administrative agency fee, in addition to certain other fees, each as agreed between Blanca Peak Funding and Barclays.
Proceeds from borrowings under the Blanca Peak Funding Facility may be used to fund portfolio investments by Blanca Peak Funding and to make advances under revolving loans or delayed draw term loans where Blanca Peak Funding is a lender.
The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on March 31, 2025, and the Blanca Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by December 19, 2032; provided that Barclays may require repayment of all amounts outstanding under the facility from and after August 19, 2026.
On January 30, 2025, the Blanca Peak Funding Facility was amended. For further detail on the amendment, see “Note 14. Subsequent Events.”
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

Prior to November 3, 2024, advances under the Monarch Peak Funding Facility bore interest at a per annum rate equal to one-month term SOFR, plus the applicable margin of 1.65% per annum to 2.05% per annum depending on the nature of the advances being requested. From and after November 3, 2024, advances under the Monarch Peak Funding Facility bear interest at a per annum rate equal to one-month term SOFR, plus an applicable margin of 1.45% per annum to 1.90% per annum depending on the nature of the advances being requested. Monarch Peak Funding is required to utilize a minimum percentage of the financing comments, with unused amounts below such minimum utilization percentage accruing a fee at a rate of, prior to November 3, 2024, 1.99% per annum, and from and after February 3, 2025, 1.75% per annum. Prior to November 3, 2024, Monarch Peak Funding also paid an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts. From April 3, 2025 until September 2, 2025, Monarch Peak Funding will pay an unused commitment fee of 0.50% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, and from and after September 3, 2025, Monarch Peak Funding will pay an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, in addition to certain other fees as agreed between Monarch Peak Funding and MUFG.
Proceeds from borrowings under the Monarch Peak Funding Facility may be used to fund portfolio investments by Monarch Peak Funding and to make advances under revolving loans or delayed draw term loans where Monarch Peak Funding is a lender.
The period during which Monarch Peak Funding may make borrowings under the Monarch Peak Funding Facility expires on December 20, 2027, and the Monarch Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by December 20, 2029.
Borah Peak Funding Facility
On April 4, 2022, Borah Peak Funding LLC entered into a senior secured revolving credit facility (the “Borah Peak Funding Facility”) with Bank of America. Bank of America served as administrative agent, Deutsche Bank Trust Company Americas served as collateral administrator and the Company served as manager under the Borah Peak Funding Facility.

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to May 25, 2023, advances under the Haydon Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin ranging from 1.75% to 2.25% per annum depending on the nature of the advances being requested under the credit facility. From May 25, 2023 to November 19, 2024, advances under the Haydon Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin of 2.35% per annum. From and after November 20, 2024, advances under the Haydon Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin of 1.90% per annum. Effective April 7, 2023 until November 19, 2024, Haydon Peak Funding paid an unused commitment fee of 0.50% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments. From and after November 20, 2024, Haydon Peak Funding pays an unused commitment fee ranging from 0.75% per annum to 2.00% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Haydon Peak Funding and HSBC.
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

Prior to December 19, 2024, advances under the Bear Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 2.45% per annum. From and after December 19, 2024, advances under the Bear Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 1.95% per annum. Bear Peak Funding pays a commitment fee of 0.90% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. Bear Peak Funding also pays BNPP an arranger fee, in addition to certain other fees, each as agreed between Bear Peak Funding and BNPP.
The committed principal amount as of December 31, 2024 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
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
Advances under the Phoenix Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 1.75% per annum. Effective October 25, 2024 through

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
December 2, 2024, Phoenix Peak Funding was obliged to pay a commitment fee of 0.78% per annum of the unused Term Facility A amount. Phoenix Peak Funding also paid HSBC Plc an arranger fee, in addition to certain other fees, each as agreed between Phoenix Peak Funding and HSBC Plc.
The committed principal amount as of December 31, 2024 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.
The period during which Phoenix Peak Funding may make borrowings under the Phoenix Peak Funding Facility has expired and the Phoenix Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid five business days following the termination date under the Asset Level Facility, which expires on October 4, 2028 with an option to extend to October 4, 2029.
Revolving Credit Facility
On May 18, 2021, the Company, entered into a senior secured credit facility (which was most recently amended and restated on August 6, 2024, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of December 31, 2024, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $395.0 million, and (B) revolving commitments in the aggregate principal amount of $5.3 billion , and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of December 31, 2024, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 12, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of (x) $50.0 million, which expire on May 6, 2026 and (y) $90.0 million, which expire on June 9, 2027), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 12, 2029 (other than with respect to (x) the foreign currency commitments of certain lenders in the amount of $50.0 million, which mature on May 6, 2027 and (y) the foreign currency commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028), pursuant to an amortization schedule.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: June 2024 Notes, June 2026 Notes, May 2027 Notes and October 2027 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
The June 2024 Notes were issued on June 21, 2021, matured on June 21, 2024, and were paid off consistent with the terms of the 2021 Note Purchase Agreement.
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
June 2026 Notes
On August 17, 2021, the Company entered into the first supplement to the 2021 Note Purchase Agreement, governing the issuance of $400.0 million in aggregate principal amount of its 3.27% Series B Senior Notes (the “June 2026 Notes”) to qualified institutional investors in a private placement. The June 2026 Notes were issued on June 21, 2021 and will mature on June 21, 2026 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2026 Notes will be due semiannually on February 17 and August 17. In addition, the Company is obligated to offer to repay the June 2026 Notes at par if certain change in control events occur. The June 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event of a Below Investment Grade Event, the June 2026 Notes will bear interest at a fixed rate of 4.27% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
May 2027 Notes
On May 3, 2022, the Company entered into a Note Purchase Agreement governing the issuance of $625.0 million in aggregate principal amount 5.61% Series A Senior Notes (the “May 2027 Notes”) to qualified institutional investors in a private placement. The May 2027 Notes were issued on May 3, 2022 and will mature on May 3, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the May 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the May 2027 Notes at par if certain change in control events occur. The May 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event that a Below Investment Grade Event occurs, the May 2027 Notes will bear interest at a fixed rate of 6.61% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
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
Unsecured Notes
The Company issued unsecured notes, as further described below: September 2024 Notes, December 2026 Notes, November 2026 Eurobonds, November 2024 Notes, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes, November 2028 Notes, January 2031 Notes, July 2029 Notes, September 2027 Notes, April 2030 Notes, November 2029 Notes and November 2034 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
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
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
The November 2024 Notes matured on November 22, 2024, and were paid off consistent with the terms of the November 2024 Notes Indenture.
In connection with the November 2024 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2024 Notes in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting of the November 2024 Notes matured on November 22, 2024.
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
January 2025 Notes

On January 18, 2022, the Company issued $500.0 million aggregate principal amount of 2.700% notes due 2025 (the “January 2025 Notes”) pursuant to a supplemental indenture, dated as of January 18, 2022 (and together with the Base Indenture, the “January 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
January 2029 Notes
On January 18, 2022, the Company issued $650.0 million aggregate principal amount of 4.000% notes due 2029 (the “January 2029 Notes”) pursuant to a supplemental indenture, dated as of January 18, 2022 (and together with the Base Indenture, the “January 2029 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

March 2025 Notes
On March 24, 2022, the Company issued $900.0 million aggregate principal amount of 4.700% notes due 2025 (the “March 2025 Notes”) pursuant to a supplemental indenture, dated as of March 24, 2022 (and together with the Base Indenture, the “March 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
September 2025 Notes
On September 27, 2022, the Company issued $600.0 million aggregate principal amount of 7.050% notes due 2025 (the “September 2025 Notes”) pursuant to a supplemental indenture, dated as of September 27, 2022 (and together with the Base Indenture, the “September 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
November 2028 Notes
On November 27, 2023, the Company issued $500.0 million aggregate principal amount of 7.300% notes due 2028 (the “November 2028 Notes”) pursuant to a supplemental indenture, dated as of November 27, 2023 (and together with the Base Indenture, the “November 2028 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
January 2031 Notes
On January 25, 2024, the Company issued $500.0 million aggregate principal amount of 6.250% notes due 2031 (the “January 2031 Notes”) pursuant to a supplemental indenture, dated as of January 25, 2024 (and together with the Base Indenture, the “January 2031 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
July 2029 Notes
On May 29, 2024, the Company issued $500.0 million aggregate principal amount of 5.950% notes due 2029 (the “July 2029 Notes”) pursuant to a supplemental indenture, dated as of May 29, 2024 (and together with the Base Indenture, the “July 2029 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
September 2027 Notes
On September 26, 2024, the Company issued $400.0 million aggregate principal amount of 4.950% notes due 2027 (the “September 2027 Notes”) pursuant to a supplemental indenture, dated as of September 26, 2024 (and together with the Base Indenture, the “September 2027 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
April 2030 Notes
On September 26, 2024, the Company issued $400.0 million aggregate principal amount of 5.250% notes due 2030 (the “April 2030 Notes”) pursuant to a supplemental indenture, dated as of September 26, 2024 (and together with the Base Indenture, the “April 2030 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
November 2029 Notes
On November 22, 2024, the Company issued $400.0 million aggregate principal amount of 5.600% notes due 2029 (the “November 2029 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2024 (and together with the Base Indenture, the “November 2029 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The November 2029 Notes will mature on November 22, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2029 Notes Indenture. The November 2029 Notes bear interest at a rate of 5.600% per year payable semi-annually on May 22 and November 22 of each year, commencing on May 22, 2025. The November 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the November 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2029 Notes in a qualifying hedge accounting relationship.
November 2034 Notes
On November 22, 2024 and December 11, 2024, the Company issued $600.0 million aggregate principal amount and $200.0 million aggregate principal amount, respectively, of 6.000% notes due 2034 (the “November 2034 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2024 (and together with the Base Indenture, the “November 2034 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The November 2034 Notes will mature on November 22, 2034 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2034 Notes Indenture. The November 2034 Notes bear interest at a rate of 6.000% per year payable semi-annually on May 22 and November 22 of each year, commencing on May 22, 2025. The November 2034 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
of payment to the November 2034 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the November 2034 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2034 Notes in a qualifying hedge accounting relationship.
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

		December 31, 2024
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
The following table presents information on the secured and unsecured notes issued in the 2021-2 Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding	Interest Rate (2)	Credit Rating
Class A-L Loans (3)	Senior Secured Floating Rate	$218,000	SOFR + 1.22%	Aaa
Class A Notes (3)	Senior Secured Floating Rate	149,500	SOFR + 1.22%	Aaa
Class B Notes	Senior Secured Floating Rate	38,100	SOFR + 1.75%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	48,000	SOFR + 2.05%	A
Class D Notes	Mezzanine Secured Deferrable Floating Rate	52,200	SOFR + 3.15%	BBB-
Total Secured Notes		505,800
Subordinated Notes (1)		97,850	None	Not rated
Total 2021-2 Notes		$603,650
(1)The Company retained all of the Subordinated Notes issued in the 2021-2 Debt Securitization which are eliminated in consolidation.
(2)The floating rate notes include a spread adjustment to SOFR of 0.26161% included within the base rate.
(3)The aggregate principal amount of the Class A Notes may be increased by up to $218.0 million and the aggregate principal amount of the Class A-L Loans reduced to $0 million upon a conversion of the Class A-L Loans in accordance with this Indenture and the Credit Agreement.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
MML 2021-1 Debt Securitization
On December 15, 2021, the Company completed a $1.0 billion term debt securitization (the “MML 2021-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2021-1 Debt Securitization (collectively, the “MML 2021-1 Notes”) were issued by BCRED MML CLO 2021-1 LLC (the “MML 2021-1 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding	Interest Rate (2)	Credit Rating
Class A Loans (3)	Senior Secured Floating Rate	$50,000	SOFR + 1.48%	Aaa
Class A Notes (3)	Senior Secured Floating Rate	480,000	SOFR + 1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	SOFR + 1.90%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	SOFR + 2.60%	A2
Total Secured Notes		690,000
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$1,001,000
(1)The Company retained all of the Subordinated Notes issued in the MML 2021-1 Debt Securitization which are eliminated in consolidation.
(2)The floating rate notes include a spread adjustment to SOFR of 0.26161% included within the base rate.
(3)Upon a conversion of the Class A Loans in accordance with this Indenture, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $50.0 million and the Aggregate Outstanding Amount of the Class A Loans reduced by a corresponding amount.
The Company retained all of the Subordinated Notes issued in the MML 2021-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2021-1 Issuer of the initial closing date portfolio. The Debt is scheduled to mature on January 15, 2035; however the Debt may be redeemed by the Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after December 15, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuer. The Class A Notes, the Class A Loans, Class B Notes and Class C Notes are secured obligations of the Issuer, the Subordinated Notes are the unsecured obligations of the Issuer, and the indenture governing the Notes and the credit agreement governing the Class A Loans, each include customary covenants and events of default.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
MML 2022-1 Debt Securitization
On March 15, 2022, the Company completed a $1.1 billion term debt securitization (the “MML 2022-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2022-1 Debt Securitization (collectively, the “MML 2022-1 Notes”) were issued by BCRED MML CLO 2022-1 LLC (the “MML 2022-1 Issuer”), a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		December 31, 2024
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
The following table presents information on the secured and unsecured notes issued in the 2022-1 BSL Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1A Notes	Senior Secured Floating Rate	$292,000	SOFR + 1.58%	Aaa
Class A-1B Notes	Senior Secured Fixed Rate	50,000	4.34%	Aaa
Class A-2 Notes	Senior Secured Floating Rate	12,000	SOFR + 2.00%	AAA
Class B-1 Notes	Senior Secured Floating Rate	40,000	SOFR + 2.35%	AA
Class B-2 Notes	Senior Secured Fixed Rate	26,000	4.98%	AA
Class C Notes (1)	Secured Deferrable Floating Rate	51,000	SOFR + 2.60%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	39,000	SOFR + 3.69%	BBB-
Class E Notes (1)	Junior Secured Deferrable Floating Rate	21,000	SOFR + 7.33%	BB-
Total Secured Notes		531,000
Subordinated Notes (1)		58,750	None	Not rated
Total 2022-1 BSL Notes		$589,750
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
MML 2022-2 Debt Securitization
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
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the MML 2022-2 Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding		Interest Rate	Credit Rating
Class A-L Notes	Senior Secured Floating Rate	$275,000		SOFR + 2.10%	Aaa
Class B-1 Notes	Senior Secured Floating Rate	14,000		SOFR + 3.35%	Aa2
Class B-2 Notes	Senior Secured Fixed Rate	11,500		5.88%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,500		SOFR + 2.50%	A2
Total Secured Notes		341,000
Subordinated Notes (1)	Subordinated	157,105	B	None	Not rated
Total MML 2022-2 Notes		$498,105
(1)The Company retained all of the Class C Notes and the Subordinated Notes issued in the MML 2022-2 Debt Securitization which are eliminated in consolidation.
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
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2023-1 Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$272,500	SOFR + 2.30%	Aaa
Class B Notes	Senior Secured Floating Rate	32,500	SOFR + 3.00%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	34,000	SOFR + 4.00%	A2
Total Secured Notes		339,000
Subordinated Notes (1)	Subordinated	153,665	None	Not Rated
Total 2023-1 Notes		$492,665
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
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes (2)	Senior Secured Floating Rate	$180,000	SOFR + 1.83%	Aaa
Class A-L Loans (2)	Senior Secured Floating Rate	40,000	SOFR + 1.83%	Aaa
Class B Notes	Senior Secured Floating Rate	24,000	SOFR + 2.35%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	28,000	SOFR + 2.80%	A2
Total Secured Notes		272,000
Subordinated Notes (1)	Subordinated	130,161	None	Not Rated
Total 2024-1 Notes		$402,161	None
(1)     The Company (through its wholly-owned and consolidated subsidiary, 2024-1 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization which are eliminated in consolidation.
(2)    Upon a conversion of the Class A-L Loans in accordance with this Indenture and the Class A-L Loan Agreement, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $220.0 million and the Aggregate Outstanding Amount of the Class A-L Loans reduced by a corresponding amount.
The Company (through its wholly-owned and consolidated subsidiary, 2024-1 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2024-1 Issuer of the initial closing date portfolio. The 2024-1 Notes are scheduled to mature on April 20, 2036; however the 2024-1 Notes may be redeemed by the 2024-1 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2024-1 Depositor), on any business day after March 13, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2024-1 Issuer. The Class A Notes, Class B Notes and Class C Notes are secured obligations of the 2024-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2024-1 Issuer, and the indenture governing the 2024-1 Notes includes customary covenants and events of default.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2024-2 CLO Debt Securitization
On December 11, 2024, the Company completed a $500.5 million term debt securitization (the “2024-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2024-2 Debt Securitization (collectively, the “2024-2 Notes”) were issued by BCRED CLO 2024-2 LLC (the “2024-2 Issuer”), an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-2 Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes (2)(3)(4)	Senior Secured Floating Rate	$60,000	SOFR + 1.50%	Aaa
Class A-L1 Loans (2)	Senior Secured Floating Rate	145,000	SOFR + 1.50%	Aaa
Class A-L2 Loans (3)	Senior Secured Floating Rate	50,000	SOFR + 1.50%	Aaa
Class A-L3 Loans (4)	Senior Secured Floating Rate	20,000	SOFR + 1.50%	Aaa
Class B Notes	Senior Secured Floating Rate	30,000	SOFR + 1.80%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	35,000	SOFR + 2.00%	A2
Total Secured Notes		340,000
Subordinated Notes (1)	Subordinated	160,500	None	Not Rated
Total 2024-2 Notes		$500,500	None
(1)    The Company (through its wholly-owned and consolidated subsidiary, 2024-2 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-2 Debt Securitization which are eliminated in consolidation.
(2) Upon a conversion of the Class A-L1 Loans in accordance with this Indenture and the Class A-L1 Loan Agreement, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $145.0 million and the Aggregate Outstanding Amount of the Class A-L1 Loans reduced by a corresponding amount.
(3) Class A-L2 Loans may not be converted into Class A Notes at any time. For the avoidance of doubt, the Class A Notes shall not be exchangeable or convertible into Class A-L2 Loans at any time.
(4) Upon a conversion of the Class A-L3 Loans in accordance with this Indenture and the Class A-L3 Loan Agreement, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $20.0 million and the Aggregate Outstanding Amount of the Class A-L3 Loans reduced by a corresponding amount.
The Company (through its wholly-owned and consolidated subsidiary, 2024-2 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2024-2 Issuer of the initial closing date portfolio. The 2024-2 Notes are scheduled to mature on January 20, 2037; however the 2024-2 Notes may be redeemed by the 2024-2 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2024-2 Depositor), on any business day after December 11, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2024-2 Issuer. The Class A Notes, Class A-L1 Loans, Class A-L2 Loans, Class A-L3 Loans, Class B Notes and Class C Notes are secured obligations of the 2024-2 Issuer, the Subordinated Notes are the unsecured obligations of the 2024-2 Issuer, and the indenture governing the 2024-2 Notes includes customary covenants and events of default.
The 2024-2 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2024-2 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following presents the assets and liabilities of the 2021-1 BSL Issuer, 2021-2 Issuer, MML 2021-1 Issuer, MML 2022-1 Issuer, 2022-1 BSL Issuer, MML 2022-2 Issuer, 2023-1 Issuer, 2024-1 Issuer, and the 2024-2 Issuer (collectively referred to as, the “CLO Issuers”), after giving effect to the elimination of intercompany balances. The assets of the CLO Issuers are restricted to be used to settle the obligations of the CLO Issuers. The liabilities of the CLO Issuers are only the obligations of the CLO Issuers and the creditors (or beneficial interest holders) do not have recourse to the Company.

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$5,866,717	$5,001,266
Total investments at fair value	5,866,717	5,001,266
Cash and cash equivalents (restricted cash of $304,999 at December 31, 2024)	304,999	218,778
Interest receivable from non-controlled/non-affiliated investments	44,670	39,509
Total assets	$6,216,386	$5,259,553
LIABILITIES
Debt (net of unamortized debt issuance costs of $20,261 and $17,062, respectively)	$4,172,039	$3,626,238
Interest payable	51,890	49,968
Total liabilities	$4,223,929	$3,676,206
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
As of December 31, 2024 and December 31, 2023, respectively, the Company had $420.8 million and $28.5 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 5.18% and 6.35% per annum as of December 31, 2024 and December 31, 2023, respectively.
Certain of the Company's investments serve as collateral for the Company's obligations under the Repurchase Agreements and the carrying value of pledged investments were $575.3 million and $59.1 million as of December 31, 2024 and December 31, 2023, respectively.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,000,298	$1,000,298	$—	$649,702	$559,732
Castle Peak Funding Facility (3)	1,900,000	1,194,401	1,194,401	—	705,599	516,131
Summit Peak Funding Facility (3)	1,375,000	952,105	952,105	—	422,895	422,895
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	480,300	480,300	—	119,700	119,700
Granite Peak Funding Facility	500,000	493,554	493,554	—	6,446	6,446
Middle Peak Funding Facility	1,000,000	750,000	750,000	—	250,000	250,000
Bison Peak Funding Facility	1,500,000	1,203,200	1,203,200	—	296,800	296,800
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	65,207
Windom Peak Funding Facility (3)	2,150,000	1,029,841	1,029,841	—	1,120,159	1,120,159
Monarch Peak Funding Facility	1,500,000	750,000	750,000	—	750,000	534,195
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	250,000	250,000	—	—	—
Bear Peak Funding Facility (3)	517,925	164,816	164,816	—	353,109	289,286
Phoenix Peak Funding Facility (3)	197,736	197,736	197,736	—	—	—
Revolving Credit Facility (4)	5,650,000	4,639,587	4,639,587	—	1,010,413	1,010,368
June 2026 Notes	400,000	400,000	398,930	1,070	—	—
May 2027 Notes (5)	625,000	625,000	606,940	1,293	—	—
October 2027 Notes (5)	350,000	350,000	343,257	3,826	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,200,860	9,414	—	—
November 2026 Eurobonds	517,925	517,925	514,940	2,984	—	—
March 2027 Notes	1,000,000	1,000,000	994,032	5,968	—	—
January 2025 Notes (5)	500,000	500,000	499,806	65	—	—
January 2029 Notes	650,000	650,000	642,805	7,195	—	—
March 2025 Notes (5)	900,000	900,000	895,447	658	—	—
April 2026 UK Bonds (5)	312,975	312,975	303,118	1,128	—	—
September 2025 Notes (5)	800,000	800,000	796,012	3,183	—	—
November 2028 Notes (5)	500,000	500,000	491,884	9,315	—	—
January 2031 Notes (5)	500,000	500,000	478,572	12,752	—	—
July 2029 Notes (5)	500,000	500,000	492,483	10,248	—	—
September 2027 Notes (5)	400,000	400,000	385,192	5,989	—	—
April 2030 Notes (5)	400,000	400,000	374,785	8,969	—	—
November 2029 Notes (5)	400,000	400,000	389,112	8,737	—	—
November 2034 Notes (5)	800,000	800,000	761,812	23,750	—	—
2021-1 BSL Notes	663,000	663,000	662,170	830	—	—
2021-2 Notes	505,800	505,800	504,516	1,284	—	—
MML 2021-1 Debt	690,000	690,000	686,473	3,527	—	—
MML 2022-1 Debt	759,000	759,000	754,464	4,536	—	—
2022-1 BSL Debt	420,000	420,000	418,661	1,339	—	—
MML 2022-2 Debt	300,500	300,500	298,280	2,220	—	—
2023-1 Notes	305,000	305,000	303,206	1,794	—	—

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs)	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
2024-1 Notes	$244,000	$244,000	$242,337	$1,663	$—	$—
2024-2 Notes	305,000	305,000	301,927	3,073	—	—
Short-Term Borrowings	420,829	420,829	420,829	—	—	—
Total	$36,809,690	$30,708,757	$30,452,578	$136,810	$6,100,933	$5,482,119
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 94.1 million
•Euros (EUR) 69.0 million
•British Pounds (GBP) 74.6 million
Under the Castle Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 78.9 million
•Euros (EUR) 46.4 million
•British Pounds (GBP) 64.4 million
Under the Summit Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 64.7 million
•Euros (EUR) 26.9 million
•British Pounds (GBP) 99.7 million
Under the Windom Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•British Pounds (GBP) 115.9 million
Under the Bear Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Euros (EUR) 110.8 million
•British Pounds (GBP) 40.0 million
Under the Phoenix Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Euros (EUR) 142.8 million
•British Pounds (GBP) 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 816.0 million
•Euros (EUR) 850.0 million
•British Pounds (GBP) 1,108.3 million
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
As of December 31, 2024 and December 31, 2023, $391.2 million and $311.2 million, respectively, of interest expense and $6.8 million and $11.4 million, respectively, of unused commitment fees were included in Interest payable in the Company’s Consolidated Statements of Assets and Liabilities.
For the years ended December 31, 2024, 2023 and 2022, the weighted average interest rate on all borrowings outstanding (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting) was 7.13%, 6.93% and 4.03%, respectively. For the years ended December 31, 2024, 2023 and 2022, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 7.27%, 7.06% and 5.52%, respectively, including $4.7 million of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities for the year ended December 31, 2024.
For the years ended December 31, 2024, 2023 and 2022, the average principal debt outstanding was $25,294.0 million, $24,905.9 million and $23,930.7 million, respectively.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$1,703,286	$1,639,410	$908,086
Facility unused fees	63,696	61,182	34,472
Amortization of deferred financing costs	37,786	31,362	25,136
Amortization of original issue discount and debt issuance costs	33,408	27,699	20,823
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(16,539)	(110,174)	248,311
Hedged items	16,963	109,958	(246,290)
Total Interest Expense	$1,838,600	$1,759,437	$990,538
Cash paid for interest expense	$2,034,750	$1,946,485	$799,997
Note 8. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $10,804.0 million and $5,370.8 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2024 and December 31, 2023, the Company estimates that $130.2 million and $399.5 million, respectively, of investments and backstop arrangements that were committed but not yet funded.
As of December 31, 2024 and December 31, 2023, $536.7 million and $340.8 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares during the year ended December 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	292,239,395	$7,452,201
Share transfers between classes	4,920,648	125,969
Distributions reinvested	42,886,849	1,093,651
Share repurchases	(65,108,461)	(1,660,006)
Early repurchase deduction	—	1,030
Net increase (decrease)	274,938,431	7,012,845
CLASS S
Subscriptions	122,935,535	3,134,546
Share transfers between classes	(4,910,213)	(125,680)
Distributions reinvested	20,705,487	528,016
Share repurchases	(16,458,223)	(419,727)
Early repurchase deduction	—	509
Net increase (decrease)	122,272,586	3,117,664
CLASS D
Subscriptions	7,795,424	198,906
Share transfers between classes	(10,436)	(289)
Distributions reinvested	350,175	8,931
Share repurchases	(668,729)	(17,076)
Early repurchase deduction	—	23
Net increase (decrease)	7,466,434	190,495
Total net increase (decrease)	404,677,451	$10,321,004

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the year ended December 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	172,155,545	$4,301,597
Share transfers between classes	46,741,153	1,160,908
Distributions reinvested	31,244,345	779,404
Share repurchases	(106,798,719)	(2,667,420)
Early repurchase deduction	—	199
Net increase (decrease)	143,342,324	3,574,688
CLASS S
Subscriptions	97,788,907	2,442,624
Share transfers between classes	(2,790,572)	(69,353)
Distributions reinvested	13,972,434	348,634
Share repurchases	(17,647,552)	(441,447)
Early repurchase deduction	—	213
Net increase (decrease)	91,323,217	2,280,671
CLASS D
Subscriptions	10,437,577	259,923
Share transfers between classes	(43,951,096)	(1,091,555)
Distributions reinvested	728,009	18,060
Share repurchases	(557,743)	(13,828)
Early repurchase deduction	—	12
Net increase (decrease)	(33,343,253)	(827,388)
Total net increase (decrease)	201,322,288	$5,027,971

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the year ended December 31, 2022:

	Shares	Amount
CLASS I
Subscriptions	299,758,354	$7,657,964
Share transfers between classes	2,883,597	72,944
Distributions reinvested	20,643,452	520,100
Share repurchases	(78,639,416)	(1,938,513)
Early repurchase deduction	—	3,833
Net increase (decrease)	244,645,987	6,316,328
CLASS S
Subscriptions	151,557,777	3,867,398
Share transfers between classes	(1,117,876)	(27,793)
Distributions reinvested	8,108,844	204,169
Share repurchases	(8,432,731)	(208,436)
Early repurchase deduction	—	828
Net increase (decrease)	150,116,014	3,836,166
CLASS D
Subscriptions	32,952,511	837,827
Share transfers between classes	(1,765,721)	(45,151)
Distributions reinvested	1,465,842	36,842
Share repurchases	(671,166)	(16,537)
Early repurchase deduction	—	104
Net increase (decrease)	31,981,466	813,085
Total net increase (decrease)	426,743,467	$10,965,579
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	$25.43	$25.43	$25.43
March 31, 2024	$25.51	$25.51	$25.51
April 30, 2024	$25.54	$25.54	$25.54
May 31, 2024	$25.55	$25.55	$25.55
June 30, 2024	$25.57	$25.57	$25.57
July 31, 2024	$25.57	$25.57	$25.57
August 31, 2024	$25.53	$25.53	$25.53
September 30, 2024	$25.50	$25.50	$25.50
October 31, 2024	$25.52	$25.52	$25.52
November 30, 2024	$25.46	$25.46	$25.46
December 31, 2024	$25.42	$25.42	$25.42

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2023	$24.85	$24.85	$24.85
February 28, 2023	$24.84	$24.84	$24.84
March 31, 2023	$24.77	$24.77	$24.77
April 30, 2023	$24.87	$24.87	$24.87
May 31, 2023	$24.74	$24.74	$24.74
June 30, 2023	$24.86	$24.86	$24.86
July 31, 2023	$24.98	$24.98	$24.98
August 31, 2023	$25.04	$25.04	$25.04
September 30, 2023	$25.23	$25.23	$25.23
October 31, 2023	$25.18	$25.18	$25.18
November 30, 2023	$25.23	$25.23	$25.23
December 31, 2023	$25.39	$25.39	$25.39
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2022:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2022	$25.93	$25.93	$25.93
February 28, 2022	$25.80	$25.80	$25.80
March 31, 2022	$25.82	$25.82	$25.82
April 30, 2022	$25.76	$25.76	$25.76
May 31, 2022	$25.28	$25.28	$25.28
June 30, 2022	$24.80	$24.80	$24.80
July 31, 2022	$25.02	$25.02	$25.02
August 31, 2022	$25.12	$25.12	$25.12
September 30, 2022	$24.62	$24.62	$24.62
October 31, 2022	$24.60	$24.60	$24.60
November 30, 2022	$24.73	$24.73	$24.73
December 31, 2022	$24.59	$24.59	$24.59

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares.
The following tables present distributions that were declared and payable during the year ended December 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
July 17, 2024	July 31, 2024	August 27, 2024	0.2200	198,554
August 20, 2024	August 31, 2024	September 27, 2024	0.2200	204,327
September 19, 2024	September 30, 2024	October 23, 2024	0.2200	210,943
October 16, 2024	October 31, 2024	November 27, 2024	0.2200	212,313
November 19, 2024	November 30, 2024	December 27, 2024	0.2200	219,730
December 19, 2024	December 31, 2024	January 29, 2025	0.2200	225,850
			$2.6400	$2,358,733

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
July 17, 2024	July 31, 2024	August 27, 2024	0.2019	90,392
August 20, 2024	August 31, 2024	September 27, 2024	0.2019	92,814
September 19, 2024	September 30, 2024	October 23, 2024	0.2019	95,008
October 16, 2024	October 31, 2024	November 27, 2024	0.2019	96,361
November 19, 2024	November 30, 2024	December 27, 2024	0.2019	98,530
December 19, 2024	December 31, 2024	January 29, 2025	0.2020	100,990
			$2.4232	$1,074,768

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
July 17, 2024	July 31, 2024	August 27, 2024	0.2147	4,363
August 20, 2024	August 31, 2024	September 27, 2024	0.2147	4,479
September 19, 2024	September 30, 2024	October 23, 2024	0.2147	4,602
October 16, 2024	October 31, 2024	November 27, 2024	0.2147	4,672
November 19, 2024	November 30, 2024	December 27, 2024	0.2147	4,874
December 19, 2024	December 31, 2024	January 29, 2025	0.2147	4,922
			$2.5764	$50,705
The following tables present distributions that were declared and payable during the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 25, 2023	January 31, 2023	February 24, 2023	$0.2100	$125,726
February 24, 2023	February 28, 2023	March 29, 2023	0.2100	127,513
March 23, 2023	March 31, 2023	April 28, 2023	0.2100	138,990
April 19, 2023	April 30, 2023	May 26, 2023	0.2100	135,044
May 17, 2023	May 31, 2023	June 27, 2023	0.2100	137,362
June 20, 2023	June 30, 2023	July 27, 2023	0.2100	142,770
July 19, 2023	July 31, 2023	August 28, 2023	0.2100	138,028
August 17, 2023	August 31, 2023	September 27, 2023	0.2200	148,342
September 20, 2023	September 30, 2023	October 27, 2023	0.2200	153,681
October 18, 2023	October 31, 2023	November 27, 2023	0.2200	156,483
November 20, 2023	November 30, 2023	December 29, 2023	0.2200	160,165
December 19, 2023	December 31, 2023	January 29, 2024	0.2200	165,395
			$2.5700	$1,729,499

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present distributions that were declared and payable during the year ended December 31, 2022:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1740	$66,686
February 23, 2022	February 28, 2022	March 25, 2022	0.1740	75,042
March 23, 2022	March 31, 2022	April 28, 2022	0.1740	82,959
April 20, 2022	April 30, 2022	May 27, 2022	0.1740	89,838
May 24, 2022	May 31, 2022	June 29, 2022	0.1740	96,450
June 27, 2022	June 30, 2022	July 27, 2022	0.1740	100,372
July 20, 2022	July 31, 2022	August 29, 2022	0.1740	102,863
July 20, 2022 (1)	August 21, 2022	September 1, 2022	0.0700	42,578
August 24, 2022	August 31, 2022	September 28, 2022	0.1740	105,836
September 7, 2022	September 30, 2022	October 26, 2022	0.1740	108,483
October 19, 2022	October 31, 2022	November 29, 2022	0.1900	116,878
November 23, 2022	November 30, 2022	December 29, 2022	0.1900	118,609
December 5, 2022	December 30, 2022	January 27, 2023	0.2100	132,959
			$2.2260	$1,239,553

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1556	$23,816
February 23, 2022	February 28, 2022	March 25, 2022	0.1556	26,598
March 23, 2022	March 31, 2022	April 28, 2022	0.1557	29,834
April 20, 2022	April 30, 2022	May 27, 2022	0.1557	32,985
May 24, 2022	May 31, 2022	June 29, 2022	0.1558	35,893
June 27, 2022	June 30, 2022	July 27, 2022	0.1561	38,018
July 20, 2022	July 31, 2022	August 29, 2022	0.1564	39,451
July 20, 2022 (1)	August 21, 2022	September 1, 2022	0.0700	18,159
August 24, 2022	August 31, 2022	September 28, 2022	0.1563	40,547
September 7, 2022	September 30, 2022	October 26, 2022	0.1563	41,985
October 19, 2022	October 31, 2022	November 29, 2022	0.1726	47,396
November 23, 2022	November 30, 2022	December 29, 2022	0.1726	48,524
December 5, 2022	December 30, 2022	January 27, 2023	0.1926	55,342
			$2.0113	$478,548

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 26, 2022	January 31, 2022	February 24, 2022	$0.1686	$3,469
February 23, 2022	February 28, 2022	March 25, 2022	0.1686	3,961
March 23, 2022	March 31, 2022	April 28, 2022	0.1686	4,551
April 20, 2022	April 30, 2022	May 27, 2022	0.1686	5,126
May 24, 2022	May 31, 2022	June 29, 2022	0.1686	5,699
June 27, 2022	June 30, 2022	July 27, 2022	0.1687	6,190
July 20, 2022	July 31, 2022	August 29, 2022	0.1688	6,555
July 20, 2022 (1)	August 21, 2022	September 1, 2022	0.0700	2,933
August 24, 2022	August 31, 2022	September 28, 2022	0.1688	7,073
September 7, 2022	September 30, 2022	October 26, 2022	0.1688	7,401
October 19, 2022	October 31, 2022	November 29, 2022	0.1849	8,469
November 23, 2022	November 30, 2022	December 29, 2022	0.1849	8,792
December 5, 2022	December 30, 2022	January 27, 2023	0.2049	10,084
			$2.1628	$80,303
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
Through December 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2024:

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.6400	$2,358,733	$2.4232	$1,074,768	$2.5764	$50,705
Net realized gains	—	—	—	—	—	—
Total	$2.6400	$2,358,733	$2.4232	$1,074,768	$2.5764	$50,705

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
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
Share Repurchases
During the years ended December 31, 2024, 2023, and 2022, approximately 82,235,413, 125,004,014, and 87,743,313 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan during the years ended December 31, 2024:

Repurchase request deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
February 29, 2024	21,862,087	1.9%	$25.51	March 31, 2024	$557,579	—
May 31, 2024	17,956,860	1.5%	$25.57	June 30, 2024	$458,564	—
August 30, 2024	21,482,182	1.6%	$25.50	September 30, 2024	$547,076	—
December 02, 2024	20,891,347	1.5%	$25.42	December 31, 2024	$530,932	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Additionally, the Company repurchased 42,937 Common Shares at a price per share of $25.53 (which represented the net asset value per share as of August 31, 2024), for a total amount repurchased of $1.1 million during the year ended December 31, 2024.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan completed during the years ended December 31, 2023:

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan completed during the year ended December 31, 2022:

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
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.39	$25.39	$25.39
Net investment income	2.81	2.59	2.75
Net change in unrealized and realized gain (loss)	(0.14)	(0.14)	(0.14)
Net increase (decrease) in net assets resulting from operations	2.67	2.45	2.61
Distributions from net investment income (2)	(2.64)	(2.42)	(2.58)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(2.64)	(2.42)	(2.58)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.03	0.03	0.03
Net asset value, end of period	$25.42	$25.42	$25.42
Shares outstanding, end of period	1,009,518,371	496,136,844	22,919,106
Total return based on NAV (4)	11.0%	10.1%	10.7%
Ratios:
Ratio of net expenses to average net assets (5)	8.3%	9.2%	8.5%
Ratio of net investment income to average net assets (5)	10.9%	10.1%	10.7%
Portfolio turnover rate	13.3%	13.3%	13.3%
Supplemental Data:
Net assets, end of period	$25,661,534	$12,611,626	$582,603
Asset coverage ratio	226.5%	226.5%	226.5%
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
(5)For the year ended December 31, 2024, the ratio of total operating expenses to average net assets was 8.3%, 9.2%, and 8.5% on Class I, Class S and Class D, respectively, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.59	$24.59	$24.59
Net investment income	3.08	2.87	3.02
Net change in unrealized and realized gain (loss)	0.29	0.29	0.29
Net increase (decrease) in net assets resulting from operations	3.37	3.16	3.31
Distributions from net investment income (2)	(2.57)	(2.36)	(2.51)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(2.57)	(2.36)	(2.51)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.80	0.80	0.80
Net asset value, end of period	$25.39	$25.39	$25.39
Shares outstanding, end of period	734,579,940	373,864,258	15,452,672
Total return based on NAV (4)	14.4%	13.4%	14.1%
Ratios:
Ratio of net expenses to average net assets (5)	10.3%	11.1%	10.6%
Ratio of net investment income to average net assets (5)	12.3%	11.5%	12.0%
Portfolio turnover rate	13.5%	13.5%	13.5%
Supplemental Data:
Net assets, end of period	$18,649,595	$9,492,496	$392,346
Asset coverage ratio	221.9%	221.9%	221.9%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)The per share amount rounds to less than $0.01 per share per share, for Class I, Class S and Class D.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the year ended December 31, 2023, the ratio of total operating expenses to average net assets was 10.3%, 11.1%, and 10.6% on Class I, Class S and Class D, respectively, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.93	$25.93	$25.93
Net investment income	2.44	2.23	2.38
Net change in unrealized and realized gain (loss)	(1.56)	(1.56)	(1.56)
Net increase (decrease) in net assets resulting from operations	0.88	0.67	0.82
Distributions from net investment income (2)	(2.23)	(2.01)	(2.16)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(2.23)	(2.01)	(2.16)
Early repurchase deduction fees (3)	0.01	0.00	0.00
Total increase (decrease) in net assets	(1.34)	(1.34)	(1.34)
Net asset value, end of period	$24.59	$24.59	$24.59
Shares outstanding, end of period	591,237,616	282,541,041	48,795,925
Total return based on NAV (4)	3.6%	2.7%	3.3%
Ratios:
Ratio of net expenses to average net assets (5)	7.5%	8.4%	8.0%
Ratio of net investment income to average net assets (5)	9.8%	9.0%	9.6%
Portfolio turnover rate	21.2%	21.2%	21.2%
Supplemental Data:
Net assets, end of period	$14,537,932	$6,947,313	$1,199,819
Asset coverage ratio	184.5%	184.5%	184.5%
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
(5)For the year ended December 31, 2022, the ratio of total operating expenses to average net assets was 7.5%, 8.4%, and 8.0% on Class I, Class S and Class D, respectively, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class I	Class S	Class D (7)
Per Share Data (1):
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income	2.20	1.99	1.46
Net change in unrealized and realized gain (loss) (2)	0.84	0.84	0.39
Net increase (decrease) in net assets resulting from operations	3.04	2.83	1.85
Distributions from net investment income (3)	(2.09)	(1.88)	(1.49)
Distributions from net realized gains (3)	(0.02)	(0.02)	(0.02)
Net increase (decrease) in net assets from shareholders' distributions	(2.11)	(1.90)	(1.51)
Early repurchase deduction fees (4)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.93	0.93	0.34
Net asset value, end of period	$25.93	$25.93	$25.93
Shares outstanding, end of period	346,591,556	132,425,100	16,814,460
Total return based on NAV (5)	12.6%	11.6%	7.4%
Ratios:
Ratio of net expenses to average net assets (6)	4.8%	5.9%	5.7%
Ratio of net investment income to average net assets (6)	8.6%	7.8%	8.3%
Portfolio turnover rate	29.1%	29.1%	29.1%
Supplemental Data:
Net assets, end of period	$8,985,674	$3,433,213	$435,933
Asset coverage ratio	170.2%	170.2%	170.2%
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
(4)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
(5)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(6)For the year ended December 31, 2021, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the year ended December 31, 2021, the ratio of total operating expenses to average net assets was 5.4%, 6.3%, and 5.9% on Class I, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any which represented 0.6%, 0.5% and 0.2% on Class I, Class S and Class D, respectively, of average net assets.
(7)Class D commenced on May 1, 2021.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
December 31, 2024	$1,000,298	$2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Castle Peak Funding Facility
December 31, 2024	$1,194,401	$2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A
Maroon Peak Funding Facility
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Blanca Peak Funding Facility
December 31, 2024	$1,375,090	$2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL WH
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Meridian Peak Funding Facility
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Haydon Peak Funding Facility
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bear Peak Funding Facility
December 31, 2024	$164,816	$2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
June 2026 Notes
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
October 2027 Notes
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2024 Notes
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
December 2026 Notes
December 31, 2024	$1,250,000	$2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
January 2029 Notes
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
September 2025 Notes
December 31, 2024	$800,000	$2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
November 2028 Notes
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2031 Notes
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2029 Notes
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2034 Notes
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2021-1 BSL Notes
December 31, 2024	$663,000	$2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-1 Notes
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2024-2 Notes
December 31, 2024	$305,000	$2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Short-Term Borrowings
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
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
As of December 31, 2024 and December 31, 2023, the aggregate principal amount of indebtedness outstanding was $30.7 billion and $23.4 billion, respectively.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV. As of December 31, 2024 and December 31, 2023, the Company had capital contributions (net of returns of capital) of $1,815.0 million and $2,002.5 million, respectively, and the Emerald JV Partner had made capital contributions (net of returns of capital) of $605.0 million and $667.5 million, respectively.
As of December 31, 2024 and December 31, 2023, $435.0 million and $247.5 million, respectively, of capital remained uncalled from the Company and $145.0 million and $82.5 million, respectively, of capital remained uncalled from the Emerald JV Partner. As of December 31, 2024 and December 31, 2023, the equity ownership interests of the Company and the Emerald JV Partner in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s General Partner, which is jointly controlled by the Company and the Emerald JV Partner. For the year ended December 31, 2024, the Company purchased investments from Emerald JV with a par value of $482.4 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $486.9 million.
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s General Partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV is three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Emerald JV’s General Partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV can not be transferred without the consent of the Emerald JV partner. On January 9, 2025, the Emerald JV’s General Partner approved the extension of the Emerald JV to July 18, 2025.
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
The Company's investment in the Emerald JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2024:

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.03%	1/19/2022	5/25/2028	$9,718	$9,481	$6,577	0.28%
Peraton Corp.	(10)	SOFR +	3.75%	8.21%	8/4/2022	2/1/2028	20,237	20,196	18,882	0.80
Signia Aerospace LLC	(4)(7)(9)	SOFR +	3.00%	7.40%	11/22/2024	12/11/2031	15,171	15,218	15,202	0.64
TransDigm Inc	(8)	SOFR +	2.50%	6.83%	11/19/2024	1/19/2032	9,975	10,019	10,007	0.42
TransDigm Inc	(8)	SOFR +	2.75%	7.35%	12/2/2024	8/24/2028	9,975	10,031	10,018	0.42
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	7.11%	1/19/2022	12/6/2030	2,918	2,928	2,927	0.12
								67,873	63,613	2.68
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.23%	1/19/2022	6/11/2027	23,992	23,883	23,992	1.01
AIT Worldwide Logistics Holdings Inc	(10)	SOFR +	4.75%	9.28%	10/30/2024	4/8/2030	24,451	24,331	24,657	1.04
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.92%	1/19/2022	12/9/2026	31,256	31,256	30,319	1.28
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.23%	1/19/2022	12/31/2028	26,369	26,066	23,468	0.99
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.30%	11/21/2024	9/15/2028	9,975	10,056	10,053	0.42
SEKO Global Logistics Network, LLC	(4)(11)	P +	7.00%	15.50%	7/1/2024	12/30/2026	734	723	734	0.03
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	9.50% (incl. 5.00% PIK)	11/27/2024	5/27/2030	8,038	8,038	8,038	0.34
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	8.00%	12.52%	11/27/2024	11/27/2029	1,849	1,813	1,849	0.08
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.33%	11/8/2024	7/26/2028	4,768	4,756	4,803	0.20
								130,922	127,913	5.39
Airlines
American Airlines, Inc.	(10)	SOFR +	4.75%	9.63%	1/19/2022	4/20/2028	2,671	2,724	2,746	0.12
American Airlines, Inc.	(8)	SOFR +	2.75%	7.26%	11/25/2024	2/15/2028	10,000	10,075	10,062	0.42
American Airlines, Inc.	(8)	SOFR +	2.25%	6.62%	12/12/2024	2/15/2028	5,000	5,000	5,030	0.21
JetBlue Airways Corp	(9)	SOFR +	5.50%	9.85%	11/7/2024	8/27/2029	4,988	5,007	5,035	0.21
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	7.22%	6/7/2022	9/23/2028	20,796	20,829	20,941	0.88
								43,635	43,814	1.84
Auto Components
Belron Finance 2019 LLC	(9)	SOFR +	2.75%	7.27%	11/25/2024	10/16/2031	9,975	10,087	10,083	0.43
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	7.84%	1/19/2022	3/31/2028	14,695	14,669	14,829	0.63

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.75%	1/19/2022	4/12/2028		$16,517	$15,941	$15,819	0.67%
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.46%	1/19/2022	2/26/2027		19,250	19,209	18,769	0.79
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.30%	6/6/2024	5/31/2031		13,865	13,718	13,770	0.58
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.90%	1/19/2022	5/1/2027		27,288	27,288	27,015	1.14
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.36%	10/3/2024	3/21/2031		9,975	10,075	10,089	0.43
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	12/2/2024	4/29/2029		9,974	9,918	9,885	0.42
TCP Sunbelt Acquisition Co	(8)	SOFR +	4.25%	8.99%	10/15/2024	10/15/2031		25,391	25,142	25,533	1.08
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.71%	1/19/2022	11/3/2028		14,773	14,749	14,879	0.63
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.98% (incl. 8.94% PIK)	1/19/2022	12/29/2026		10,390	10,390	8,416	0.35
									146,430	144,175	6.09
Capital Markets
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	8.96%	1/19/2022	7/27/2028		1,070	1,060	1,081	0.05
Apex Group Treasury, LLC	(9)	SOFR +	4.00%	9.08%	8/2/2024	7/27/2028		70,715	70,802	71,451	3.01
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.86%	12/6/2024	8/9/2030		1,320	1,320	1,324	0.06
Citco Funding, LLC	(9)	SOFR +	2.75%	7.31%	6/13/2024	4/27/2028		7,211	7,203	7,281	0.31
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031		8,259	8,093	8,302	0.35
Osaic Holdings Inc	(8)	SOFR +	3.50%	7.86%	11/26/2024	8/17/2028		19,345	19,395	19,447	0.82
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	11.09%	12/29/2023	4/30/2027		941	932	926	0.04
Saphilux S.à r.l.	(8)	S +	4.75%	9.45%	7/27/2023	7/18/2028	GBP	20,000	25,474	25,142	1.06
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	9.93%	9/26/2022	12/22/2027		90,087	89,376	90,087	3.80
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	8.22%	1/19/2022	12/1/2028		1,940	1,947	1,954	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.36%	6/5/2024	4/7/2028		18,628	18,628	18,764	0.79
									244,230	245,759	10.37

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.00%	7.37%	12/13/2024	11/1/2030	$3,202	$3,202	$3,216	0.14%
Derby Buyer, LLC	(9)	SOFR +	3.00%	7.37%	5/14/2024	11/1/2030	10,000	10,069	10,044	0.42
Discovery Purchaser Corp	(9)	SOFR +	4.38%	8.95%	12/2/2024	10/4/2029	8,550	8,634	8,613	0.36
Ecovyst Catalyst Technologies LLC	(8)	SOFR +	2.25%	6.84%	11/7/2024	6/12/2031	5,000	5,004	5,029	0.21
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.25%	12.69% PIK	4/14/2023	4/14/2029	7,125	4,670	2,367	0.10
Pigments Services, Inc.	(4)(11)	SOFR +	8.25%	12.69% PIK	4/14/2023	4/14/2029	3,479	3,479	3,479	0.15
								35,058	32,748	1.38
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	9.59%	8/18/2023	8/18/2028	19,364	18,996	19,577	0.83
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.21%	1/19/2022	5/12/2028	27,929	27,784	28,055	1.18
Amspec Parent LLC	(4)(8)	SOFR +	4.25%	8.64%	12/20/2024	12/12/2031	2,773	2,759	2,794	0.12
Amspec Parent LLC	(4)(8)	SOFR +	4.25%	8.64%	12/20/2024	12/12/2031	427	426	430	0.02
Anticimex, Inc.	(9)	SOFR +	3.15%	7.72%	5/25/2022	11/16/2028	14,814	14,772	14,938	0.63
Anticimex, Inc.	(9)	SOFR +	3.40%	7.97%	4/23/2024	11/16/2028	24,440	24,440	24,647	1.04
Armor Holdco, Inc.	(9)	SOFR +	3.75%	8.03%	12/13/2024	12/11/2028	7,466	7,466	7,574	0.32
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.22%	1/19/2022	3/31/2028	3,477	3,477	3,518	0.15
EAB Global, Inc.	(9)	SOFR +	3.25%	7.61%	1/19/2022	8/16/2028	19,806	19,798	19,907	0.84
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.60%	6/7/2022	8/31/2028	3,890	3,806	3,797	0.16
Garda World Security Corp.	(8)	SOFR +	3.50%	7.90%	8/6/2024	2/1/2029	5,865	5,865	5,898	0.25
International SOS The Americas LP	(4)(9)	SOFR +	2.75%	7.08%	6/28/2024	9/7/2028	1,940	1,940	1,955	0.08
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.20%	1/19/2022	12/15/2027	9,529	9,433	9,529	0.40
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.44%	1/19/2022	12/15/2027	2,947	2,927	2,947	0.12
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.00% (incl. 3.00% PIK)	1/19/2022	11/8/2031	36,312	36,130	36,312	1.53
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.19%	9/26/2022	10/19/2028	133,599	129,272	116,231	4.90
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.37%	1/26/2024	7/25/2030	20,381	20,568	20,507	0.86
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	6.00%	10.43% (incl. 5.00% PIK)	9/26/2022	6/23/2027	29,435	29,039	24,358	1.03
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.52%	11/20/2024	10/13/2030	7,000	7,000	7,025	0.30
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.50%	7.97%	1/19/2022	12/8/2028	4,621	4,605	4,668	0.20
								370,503	354,667	14.96

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Construction & Engineering
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.80%	1/25/2024	1/27/2031	$19,781	$19,822	$19,821	0.84%
Centuri Group, Inc.	(9)	SOFR +	2.50%	6.96%	12/2/2024	8/27/2028	10,000	10,062	10,061	0.42
Groundworks, LLC	(8)	SOFR +	3.25%	7.65%	11/7/2024	3/14/2031	467	468	470	0.02
Groundworks, LLC	(8)	SOFR +	3.25%	7.65%	11/7/2024	3/14/2031	2,527	2,533	2,543	0.11
Osmose Utilities Services Inc	(9)	SOFR +	3.25%	7.72%	11/7/2024	6/23/2028	16,956	17,032	17,006	0.72
Pike Electric Corp.	(8)	SOFR +	3.00%	7.47%	6/7/2022	1/21/2028	6,000	5,889	6,056	0.26
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	7.96%	1/19/2022	12/16/2027	9,360	9,383	9,411	0.40
Socotec US Holding Inc	(10)	SOFR +	3.75%	8.27%	11/13/2024	6/30/2028	1,386	1,382	1,394	0.06
								66,571	66,762	2.83
Construction Materials
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.09%	10/23/2024	9/20/2030	7,932	7,982	8,006	0.34
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.69%	12/13/2024	7/18/2029	4,987	5,031	5,022	0.21
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.23%	9/26/2022	9/30/2028	74,018	73,553	74,018	3.12
Berlin Packaging, LLC	(8)	SOFR +	3.50%	8.05%	6/7/2024	6/7/2031	10,000	10,054	10,069	0.42
Berlin Packaging, LLC	(8)	SOFR +	3.50%	8.05%	12/6/2024	6/7/2031	18,785	18,876	18,916	0.80
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.53%	4/13/2022	4/13/2029	26,338	26,266	26,420	1.11
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.86%	7/31/2024	8/4/2027	18,278	18,342	18,344	0.77
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.66%	4/9/2024	9/15/2028	7,905	7,937	7,940	0.33
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.11%	7/19/2024	8/12/2028	12,893	12,961	12,946	0.55
SupplyOne, Inc.	(8)	SOFR +	3.75%	8.11%	4/19/2024	4/19/2031	18,164	18,324	18,338	0.77
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.72%	1/19/2022	3/3/2028	26,424	26,231	26,438	1.11
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	26,810	26,922	27,084	1.14
								244,497	245,535	10.33
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.16% PIK	9/26/2022	12/10/2028	49,876	49,221	43,891	1.85
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.21%	1/19/2022	11/2/2026	31,490	31,273	29,916	1.26
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	10.99% (incl. 3.25% PIK)	9/26/2022	6/23/2028	81,336	80,099	72,796	3.07
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.19%	1/19/2022	5/13/2026	30,906	30,711	30,288	1.28
								191,304	176,891	7.46

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	7.96%	1/19/2022	12/11/2028		$17,953	$17,851	$18,072	0.76%
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.18%	1/19/2022	4/28/2028		69,912	69,380	69,562	2.93
BPPH2 Limited	(4)(8)	S +	6.50%	11.32%	2/21/2023	3/16/2028	GBP	26,000	30,977	32,549	1.37
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.23%	1/19/2022	7/20/2028		34,262	34,262	34,262	1.44
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.86%	11/22/2024	3/22/2031		11,610	11,669	11,685	0.49
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.08%	4/12/2022	7/6/2029		4,900	4,888	4,938	0.21
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	5.00%	9.36%	1/19/2022	4/30/2027		38,854	38,360	38,228	1.61
Fugue Finance LLC	(9)	SOFR +	3.25%	7.72%	12/5/2024	1/9/2032		1,458	1,458	1,474	0.06
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.86%	2/1/2024	12/21/2029		6,934	6,957	6,955	0.29
KUEHG Corp.	(9)	SOFR +	3.25%	7.84%	10/21/2024	6/12/2030		10,000	10,113	10,115	0.43
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.79%	3/10/2022	3/12/2029		3,890	3,867	3,872	0.16
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.75%	7.09%	12/6/2024	3/21/2031		9,975	10,050	10,035	0.42
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.22%	1/19/2022	12/15/2028		22,703	22,619	22,884	0.96
University Support Services, LLC	(9)	SOFR +	2.75%	7.11%	2/10/2022	2/10/2029		23,540	23,482	23,677	1.00
									285,933	288,308	12.13
Diversified Telecommunication Services
Lumen Technologies Inc	(14)	SOFR +	6.00%	10.36%	12/18/2024	6/1/2028		4,935	4,953	4,956	0.21
Zacapa, LLC	(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029		15,809	15,903	15,920	0.67
									20,856	20,876	0.88
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	1/19/2022	6/21/2028		26,456	26,415	26,584	1.12
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.68%	1/19/2022	12/23/2026		3,161	3,142	3,019	0.13
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.73%	1/19/2022	12/23/2026		811	807	774	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.43%	1/19/2022	12/23/2026		10,531	10,468	10,057	0.42
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.60%	1/19/2022	3/2/2028		2,910	2,918	2,893	0.12
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.86%	7/1/2024	7/1/2031		3,100	3,042	3,010	0.13
									20,377	19,753	0.83
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.00%	7.33%	12/11/2024	3/26/2031		5,000	5,063	5,047	0.21

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.05%	1/19/2022	11/10/2028	$4,863	$4,860	$4,890	0.21%
EP Purchaser, LLC	(9)	SOFR +	4.50%	9.90%	12/6/2024	11/6/2028	1,439	1,435	1,448	0.06
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	1/19/2022	11/6/2028	3,404	3,399	3,396	0.14
UFC Holdings, LLC	(8)	SOFR +	2.25%	6.77%	11/14/2024	11/21/2031	7,582	7,573	7,633	0.32
								17,267	17,367	0.73
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.61%	6/17/2024	6/17/2031	14,963	14,951	14,989	0.63
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.52%	11/25/2024	1/31/2031	10,790	10,895	10,896	0.46
Solera, LLC	(9)(18)	SOFR +	4.00%	8.85%	5/16/2022	6/2/2028	16,730	16,551	16,781	0.71
								42,397	42,666	1.80
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.47%	11/7/2024	12/8/2028	15,951	16,031	16,060	0.68
Dreyers Grand Ice Cream Inc	(8)	SOFR +	2.00%	6.36%	11/7/2024	9/30/2031	10,000	9,985	10,021	0.42
								26,016	26,081	1.10
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	3.75%	8.18%	4/8/2024	2/28/2029	9,942	9,983	10,073	0.42
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.28%	1/19/2022	11/1/2028	138,142	135,668	135,665	5.72
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	9.42%	2/15/2022	9/8/2026	10,553	10,484	10,526	0.44
Embecta Corp	(9)	SOFR +	3.00%	7.36%	12/11/2024	3/30/2029	4,820	4,806	4,807	0.20
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.25%	8/18/2022	7/20/2029	3,646	3,489	3,591	0.15
Resonetics, LLC	(10)	SOFR +	3.25%	7.60%	12/6/2024	6/18/2031	5,100	5,150	5,139	0.22
Sharp Services, LLC	(8)	SOFR +	3.25%	7.58%	10/25/2024	12/31/2028	4,988	5,028	5,041	0.21
								174,608	174,842	7.36

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.46% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$128,528	$127,691	$123,387	5.20%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.60%	1/19/2022	5/7/2027		1,696	1,686	1,696	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.78%	1/19/2022	5/7/2027		28,701	28,507	28,701	1.21
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	10.68%	1/19/2022	5/7/2026		67	64	67	0.00
Amerivet Partners Management, Inc.	(4)(11)	SOFR +	5.25%	9.75%	9/26/2022	2/25/2028		82,425	81,089	82,425	3.48
Canadian Hospital Specialties Ltd.	(4)(11)	CA +	4.50%	7.82%	12/20/2022	4/14/2028	CAD	29,318	21,366	20,090	0.85
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.93% PIK	1/19/2022	12/21/2028		23,943	23,719	20,771	0.88
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	7.40%	12/10/2024	9/29/2028		7,567	7,611	7,604	0.32
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.73%	1/19/2022	4/3/2028		29,635	29,462	28,746	1.21
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.53%	1/19/2022	10/4/2026		28,511	28,511	28,511	1.20
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.11%	1/19/2022	11/1/2028		14,977	14,865	15,051	0.63
Global Medical Response Inc	(11)	SOFR +	5.50%	9.86% (incl. 0.75% PIK)	12/18/2024	10/31/2028		3,992	4,007	4,010	0.17
Heartland Dental, LLC	(10)	SOFR +	4.50%	8.86%	11/7/2024	4/30/2028		14,962	14,994	15,011	0.63
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.75%	9.42%	12/20/2022	6/8/2028		35,000	33,564	31,413	1.32
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.43%	1/19/2022	10/15/2026		25,464	25,365	24,254	1.02
MED ParentCo LP	(8)	SOFR +	3.50%	7.86%	10/18/2024	4/15/2031		24,938	25,221	25,169	1.06
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.96%	1/19/2022	7/16/2027		20,430	20,377	17,672	0.75
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	9.60%	1/19/2022	2/28/2028		1,940	1,948	1,958	0.08
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.90%	12/11/2024	3/9/2028		31,018	31,018	31,018	1.31
Raven Acquisition Holdings, LLC	(8)	SOFR +	3.25%	7.61%	10/15/2024	11/19/2031		9,333	9,331	9,366	0.39
Raven Acquisition Holdings, LLC	(8)	SOFR +	3.25%	7.61%	10/15/2024	11/19/2031		667	667	669	0.03
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	10.66%	1/19/2022	12/23/2028		141,903	140,081	138,237	5.83
Southern Veterinary Partners LLC	(8)	SOFR +	3.25%	7.71%	12/4/2024	10/31/2031		10,000	10,113	10,083	0.43
WHCG Purchaser III Inc	(4)(10)	SOFR +	6.50%	10.83% (incl. 5.41% PIK)	8/2/2024	6/30/2029		2,797	2,797	2,797	0.12
WHCG Purchaser III Inc	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		2,267	892	866	0.04
									684,946	669,572	28.23

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Health Care Technology
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.30%	11/25/2024	5/1/2031	$34,856	$35,048	$35,096	1.48%
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.43%	12/18/2024	10/1/2027	15,023	14,526	14,589	0.62
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	10.48%	9/26/2022	10/29/2028	43,895	43,478	43,676	1.84
Project Ruby Ultimate Parent Corp	(8)	SOFR +	3.00%	7.47%	11/20/2024	3/10/2028	321	321	323	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.59%	12/30/2024	10/22/2029	3,647	3,647	3,669	0.15
								97,020	97,353	4.10
Hotels, Restaurants & Leisure
Alterra Mountain Co	(8)	SOFR +	2.75%	7.11%	11/7/2024	8/17/2028	6,842	6,842	6,896	0.29
IRB Holding Corp.	(10)	SOFR +	2.50%	6.86%	12/11/2024	12/15/2027	10,000	10,069	10,022	0.42
Life Time, Inc.	(8)	SOFR +	2.50%	7.03%	10/15/2024	11/5/2031	20,000	20,111	20,105	0.85
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.59%	6/11/2024	4/4/2029	14,933	14,919	14,987	0.63
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.86%	11/13/2024	1/31/2031	4,988	5,028	5,034	0.21
Whatabrands, LLC	(9)	SOFR +	2.75%	7.32%	5/14/2024	8/3/2028	10,000	10,062	10,036	0.42
Whatabrands, LLC	(9)	SOFR +	2.50%	6.86%	12/11/2024	8/3/2028	9,147	9,147	9,180	0.39
								76,178	76,260	3.21
Household Durables
ACProducts Holdings Inc	(9)	SOFR +	4.25%	8.84%	5/20/2024	5/17/2028	2,299	1,988	1,868	0.08
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.05%	12/5/2024	7/31/2028	27,433	27,426	27,490	1.16
Madison Safety & Flow LLC	(8)	SOFR +	3.25%	7.61%	9/26/2024	9/26/2031	9,975	10,093	10,061	0.42
TGP Holdings III LLC	(10)	SOFR +	3.25%	7.71%	12/12/2024	6/29/2028	19,997	19,647	19,592	0.83
								59,154	59,011	2.49
Independent Power and Renewable Electricity Producers
Calpine Corp	(8)	SOFR +	1.75%	6.57%	12/12/2024	1/31/2031	2,894	2,890	2,889	0.12
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	8.34%	6/7/2022	5/19/2028	3,890	3,803	3,925	0.17

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	9.61%	9/26/2022	10/2/2028	$43,786	$43,234	$43,786	1.85%
Alliant Holdings Intermediate LLC	(8)	SOFR +	2.75%	7.11%	9/12/2024	9/19/2031	2,397	2,397	2,406	0.10
AmWINS Group Inc	(10)	SOFR +	2.25%	6.72%	11/7/2024	2/19/2028	4,987	4,997	5,008	0.21
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.86%	2/16/2024	2/14/2031	32,205	32,383	32,310	1.36
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.25%	7.61%	12/11/2024	5/26/2031	6,734	6,734	6,788	0.29
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.36%	6/14/2024	6/14/2031	37,619	37,737	37,792	1.59
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.58%	9/26/2022	10/29/2030	75,252	74,707	75,252	3.17
HUB International, Ltd.	(8)	SOFR +	2.75%	7.37%	11/25/2024	6/20/2030	19,900	20,099	20,045	0.85
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.86%	11/22/2024	4/18/2030	9,975	10,081	10,062	0.42
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.36%	11/22/2024	2/15/2031	11,338	11,444	11,429	0.48
OneDigital Borrower, LLC	(9)	SOFR +	3.25%	7.61%	11/19/2024	6/13/2031	11,970	12,075	12,015	0.51
Patriot Growth Insurance Services, LLC.	(4)(10)	SOFR +	5.00%	9.48%	9/26/2022	10/16/2028	62,364	61,084	62,364	2.63
TIH Insurance Holdings, LLC.	(8)	SOFR +	2.75%	7.08%	12/6/2024	5/6/2031	10,000	10,075	10,045	0.42
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	16,713	16,800	16,706	0.70
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	14,963	15,052	14,959	0.63
								358,899	360,967	15.21
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.15%	7/16/2024	7/16/2031	16,836	16,945	16,977	0.72
Internet & Direct Marketing Retail
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	9.74%	1/19/2022	12/29/2027	41,590	41,444	41,590	1.75
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.10%	1/19/2022	12/15/2027	20,732	20,548	20,162	0.85
								61,992	61,752	2.60
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	7.83%	8/2/2024	2/1/2031	3,210	3,206	3,236	0.14
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.36%	5/24/2022	10/16/2026	9,956	9,804	9,589	0.40
Fortress Intermediate 3 Inc	(4)(8)	SOFR +	3.50%	7.86%	12/11/2024	6/27/2031	4,988	5,025	5,009	0.21
Informatica LLC	(8)	SOFR +	2.25%	6.61%	11/7/2024	10/27/2028	9,974	10,023	10,037	0.42
Newfold Digital Holdings Group Inc	(11)	SOFR +	3.50%	8.14%	1/19/2022	2/10/2028	4,368	4,312	3,746	0.16
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.44%	1/19/2022	10/25/2027	25,220	24,974	25,220	1.06
Virtusa Corp.	(10)	SOFR +	3.25%	7.61%	6/21/2024	2/15/2029	25,790	25,965	26,004	1.10
								83,309	82,841	3.49

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Life Sciences Tools & Services
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	8.86%	12/2/2024	12/16/2028	$4,987	$5,037	$5,028	0.21%
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.36%	11/19/2024	11/15/2028	9,974	10,049	10,055	0.42
								15,086	15,083	0.63
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	7.09%	11/13/2024	3/16/2030	8,000	8,071	8,042	0.34
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.00%	7.37%	12/11/2024	6/14/2030	231	231	233	0.01
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	7.86%	9/3/2024	8/31/2028	5,904	5,904	5,963	0.25
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.36%	6/6/2024	4/5/2029	6,395	6,445	6,456	0.27
Titan Co-Borrower LLC	(8)	SOFR +	4.50%	8.78%	11/19/2024	2/15/2029	5,208	5,236	5,259	0.22
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.22%	1/19/2022	11/19/2028	9,752	9,388	9,599	0.40
								35,275	35,552	1.49
Media
McGraw-Hill Education, Inc.	(9)	SOFR +	4.00%	8.33%	11/25/2024	8/6/2031	4,777	4,842	4,837	0.20
Radiate Holdco, LLC	(10)	SOFR +	3.25%	7.72%	1/19/2022	9/25/2026	2,352	2,351	2,063	0.09
Sunrise Financing Partnership	(8)	SOFR +	2.93%	7.44%	6/7/2022	1/31/2029	3,346	3,309	3,368	0.14
								10,502	10,268	0.43
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.35%	1/19/2022	1/31/2029	18,060	18,131	18,131	0.76
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust Inc	(9)	SOFR +	3.50%	7.84%	11/14/2024	5/9/2029	4,987	4,993	5,003	0.21
Starwood Property Mortgage LLC	(4)(9)	SOFR +	2.25%	6.64%	12/12/2024	12/12/2029	2,757	2,750	2,753	0.12
								7,743	7,756	0.33
Oil, Gas & Consumable Fuels
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	8.38%	1/19/2022	12/21/2028	18,271	18,246	18,381	0.77
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.29%	9/26/2022	11/12/2027	74,498	73,633	72,263	3.05

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Professional Services
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.84%	12/17/2024	12/17/2031	$1,417	$1,414	$1,421	0.06%
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.25%	8.61%	4/22/2024	12/29/2028	2,977	2,970	2,999	0.13
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	7.11%	1/31/2024	1/31/2031	7,746	7,724	7,749	0.33
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.11%	1/19/2022	12/29/2028	27,572	26,895	26,790	1.13
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	8.86%	9/26/2022	11/2/2027	110,069	110,069	110,069	4.64
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	1/19/2022	4/9/2027	14,674	14,578	14,385	0.61
Dun & Bradstreet Corp	(8)	SOFR +	2.25%	6.59%	11/15/2024	1/18/2029	12,857	12,882	12,881	0.54
First Advantage Holdings, LLC	(8)	SOFR +	3.25%	7.82%	6/7/2022	10/31/2031	5,000	5,013	5,059	0.21
Kwor Acquisition, Inc.	(4)(11)(17)	P +	4.25%	12.25%	9/26/2022	12/22/2028	90,815	88,773	73,333	3.09
Mercury Borrower, Inc.	(8)	SOFR +	3.00%	7.36%	12/13/2024	8/2/2028	12,033	12,077	12,153	0.51
Mercury Borrower, Inc.	(9)	SOFR +	3.50%	8.19%	5/25/2022	8/2/2028	4,957	4,975	4,998	0.21
Ryan, LLC	(9)	SOFR +	3.50%	7.86%	11/7/2024	11/14/2030	9,977	10,057	10,017	0.42
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.59%	2/24/2023	7/31/2031	34,333	34,496	34,583	1.46
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	9.76%	9/26/2022	6/29/2028	118,000	117,281	118,000	4.98
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.15%	1/19/2022	11/8/2028	28,749	28,424	28,462	1.20
								477,628	462,899	19.52
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.96%	1/19/2022	8/8/2030	18,138	18,257	18,138	0.76
Software
Applied Systems, Inc.	(8)	SOFR +	3.00%	7.33%	11/25/2024	2/24/2031	14,962	15,118	15,125	0.64
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.34%	7/30/2024	7/30/2031	22,626	22,654	22,840	0.96
CDK Global Inc.	(8)	SOFR +	3.25%	7.58%	12/11/2024	7/6/2029	17,157	17,095	16,952	0.71
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031	37,330	37,485	37,496	1.58
Cloudera, Inc.	(9)	SOFR +	3.75%	8.21%	1/19/2022	10/8/2028	14,300	14,134	14,289	0.60
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	10.06%	9/26/2022	2/23/2029	32,504	31,899	26,247	1.11
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	1/19/2022	9/29/2028	14,339	14,428	14,451	0.61
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.20%	11/25/2024	12/1/2029	15,000	15,134	15,136	0.64
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030	26,757	26,969	27,044	1.14

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Software (continued)
Epicor Software Corp.	(10)	SOFR +	2.75%	7.11%	5/30/2024	5/30/2031	$15,865	$15,907	$15,998	0.67%
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.07%	6/11/2024	3/2/2028	10,380	10,361	10,214	0.43
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	5,641	5,641	5,686	0.24
Gen Digital Inc	(9)	SOFR +	1.75%	6.11%	6/5/2024	9/12/2029	2,587	2,587	2,582	0.11
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.00%	7.36%	9/26/2024	12/1/2027	9,364	9,420	9,454	0.40
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.36%	6/28/2024	9/27/2030	17,889	17,883	18,113	0.76
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.69%	1/19/2022	11/19/2026	3,075	3,068	2,719	0.11
Icon Parent Inc	(8)	SOFR +	3.00%	7.52%	11/7/2024	11/13/2031	30,000	30,147	30,145	1.27
ION Trading Finance Ltd.	(8)	SOFR +	4.00%	8.47%	6/3/2024	4/1/2028	16,774	16,839	16,824	0.71
ION Trading Finance Ltd.	(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028	9,435	9,435	9,460	0.40
Javelin Buyer Inc	(8)	SOFR +	3.25%	7.83%	12/6/2024	10/8/2031	30,000	30,281	30,272	1.28
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.93%	1/19/2022	8/9/2027	13,661	13,624	13,559	0.57
Magenta Security Holdings LLC	(11)	SOFR +	6.25%	10.84%	8/14/2024	7/27/2028	292	281	298	0.01
Magenta Security Holdings LLC	(10)(18)	SOFR +	6.75%	11.59%	8/14/2024	7/27/2028	829	791	767	0.03
Magenta Security Holdings LLC	(10)(18)	SOFR +	7.75%	12.60% (incl. 6.25% PIK)	8/14/2024	7/27/2028	638	496	384	0.02
Magenta Security Holdings LLC	(10)(17)(18)	SOFR +	7.00%	11.85% (incl. 5.50% PIK)	8/14/2024	7/27/2028	201	70	71	0.00
McAfee Corp.	(9)	SOFR +	3.00%	7.37%	5/31/2024	3/1/2029	21,282	21,307	21,327	0.90
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	1/19/2022	10/29/2028	50,559	50,070	47,526	2.00
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.19%	4/20/2022	5/2/2029	4,887	4,872	4,570	0.19
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.69%	8/9/2022	5/18/2028	27,019	26,221	27,019	1.14
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.10%	4/5/2023	5/18/2028	14,775	14,286	14,793	0.62
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.93%	1/19/2022	12/1/2027	107,669	106,341	107,669	4.54
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	9.93%	1/19/2022	12/1/2027	1,032	1,003	974	0.04
MRI Software, LLC	(11)	SOFR +	4.75%	9.08%	9/26/2022	2/10/2027	9,968	9,822	9,993	0.42
Nintex Topco Limited	(4)(8)	SOFR +	6.00%	10.76% (incl. 1.50% PIK)	1/19/2022	11/13/2028	32,668	32,283	30,381	1.28
Perforce Software, Inc.	(8)	SOFR +	4.75%	9.10%	12/18/2024	7/1/2029	10,794	10,632	10,678	0.45

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Software (continued)
Planview Parent Inc	(8)	SOFR +	3.50%	7.83%	12/17/2024	12/17/2027	$735	$733	$741	0.03%
Project Alpha Intermediate Holding Inc	(9)	SOFR +	3.25%	7.76%	11/22/2024	10/28/2030	20,656	20,605	20,814	0.88
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.94%	12/19/2024	7/20/2029	995	898	895	0.04
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.36%	5/28/2024	8/31/2028	23,679	23,775	23,821	1.00
Quartz Acquireco, LLC	(4)(8)	SOFR +	2.75%	7.08%	6/3/2024	6/28/2030	16,656	16,744	16,802	0.71
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.61%	10/5/2023	11/28/2028	5,198	5,187	5,243	0.22
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.12%	12/18/2024	5/12/2028	22,380	22,367	22,492	0.95
Solarwinds Holdings, Inc.	(8)	SOFR +	2.75%	7.11%	7/24/2024	2/5/2030	12,908	13,006	12,992	0.55
Sovos Compliance, LLC	(9)	SOFR +	4.50%	8.97%	1/19/2022	8/11/2028	11,520	11,467	11,619	0.49
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.94%	1/19/2022	10/5/2028	58,350	57,681	57,329	2.42
Surf Holdings, LLC	(8)	SOFR +	3.50%	7.95%	1/19/2022	3/5/2027	19,247	19,234	19,398	0.82
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.25%	1/19/2022	5/5/2028	58,781	58,418	56,344	2.38
UKG Inc	(8)	SOFR +	3.00%	7.62%	12/2/2024	2/10/2031	25,404	25,648	25,615	1.08
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.85%	1/19/2022	4/24/2028	5,897	5,863	5,818	0.25
VS Buyer, LLC	(8)	SOFR +	2.75%	7.12%	11/19/2024	4/12/2031	15,000	15,156	15,131	0.64
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	4,988	5,050	5,037	0.21
Zodiac Purchaser LLC	(4)(8)	SOFR +	3.50%	7.90%	12/13/2024	12/13/2031	5,000	4,975	4,988	0.21
								945,391	936,135	39.46
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.57%	1/19/2022	5/3/2026	36,866	36,723	36,866	1.55
EG America, LLC	(8)	SOFR +	4.25%	8.68%	7/12/2023	2/7/2028	6,170	6,200	6,233	0.26
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.50%	7.86%	11/19/2024	5/4/2028	9,975	10,062	10,054	0.42
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.11%	3/15/2024	3/15/2030	12,233	12,303	12,279	0.52
								65,288	65,432	2.75
Technology Hardware, Storage & Peripherals
Sandisk Corp	(8)	SOFR +	3.00%	7.40%	12/13/2024	12/13/2031	11,430	11,259	11,255	0.47
Textiles, Apparel & Luxury Goods
Champ Acquisition Corp	(8)	SOFR +	4.50%	8.86%	11/8/2024	11/25/2031	678	671	685	0.03

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien Debt (continued)
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.22%	1/19/2022	3/31/2028	$13,705	$13,577	$13,818	0.58%
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.10%	1/19/2022	1/31/2028	6,799	6,657	6,712	0.28
Hillman Group Inc	(9)	SOFR +	2.25%	6.61%	11/7/2024	7/14/2028	3,987	3,993	4,012	0.17
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	1/19/2022	12/22/2028	5,830	5,798	5,885	0.25
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.88%	12/12/2024	6/7/2031	6,394	6,432	6,423	0.27
Johnstone Supply, LLC	(8)	SOFR +	3.00%	7.51%	12/2/2024	6/7/2031	5,000	5,034	5,022	0.21
Kodiak BP, LLC	(8)	SOFR +	3.75%	8.27%	1/19/2022	12/4/2031	15,000	14,981	15,029	0.63
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.10%	1/19/2022	12/28/2027	3,334	3,303	3,262	0.14
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.43%	1/19/2022	4/1/2027	8,599	8,526	8,040	0.34
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.61%	6/13/2024	10/19/2029	16,935	16,973	16,988	0.72
								85,274	85,191	3.59
Transportation Infrastructure
Liquid Tech Solutions Holdings LLC	(4)(10)	SOFR +	3.75%	8.10%	12/17/2024	3/20/2028	4,936	4,936	4,948	0.21
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.27%	1/19/2022	10/19/2027	11,703	11,646	11,352	0.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	1/19/2022	10/19/2027	6,737	6,688	6,535	0.28
								23,270	22,835	0.97
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	1/19/2022	12/17/2027	18,576	18,540	18,618	0.78
Total First Lien Debt								5,462,023	5,386,488	227.02

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Members’ Equity

Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	10.21%	7/29/2022	12/10/2029		$5,301	$4,893	$5,271	0.22%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,329	7,659	0.32
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.44%	1/19/2022	10/15/2027	24,712		24,606	22,735	0.96
									32,935	30,394	1.28
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	11.35%	9/26/2022	8/31/2029	37,847		37,274	34,441	1.45
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.47%	1/19/2022	11/19/2029	66,704		65,816	63,702	2.69
Software
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.10%	9/26/2022	4/23/2029	24,942		22,600	24,134	1.02
Total Second Lien Debt									163,518	157,942	6.66
Bond
Software
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.68%	12/17/2022	12/30/2029	EUR	69,750	72,499	72,251	3.05
Total Bond									72,499	72,251	3.05

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

Equity
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			1/19/2022		194	$208	$266	0.01%
Mode Holdings, L.P. - Class A-2 Common Units	(4)			1/19/2022		1,230,769	2,215	1,071	0.05
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	12,996	0.55
							18,692	14,333	0.61
Capital Markets
Resolute Investment Managers, Inc. - Common Equity	(4)			12/29/2023		11,751	294	91	0.00
Chemicals
Pigments Holdings LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		1	92	18	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,582	0.07
							2,111	1,600	0.07
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,393	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	29	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	8	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	37	0.00
Software
Descartes Holdings, Inc - Class A Common Stock	(4)			10/9/2023		168,057	728	12	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%	1/19/2022		5,773	5,700	7,476	0.32
							6,428	7,488	0.32

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

Equity (continued)
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	$3,542	$4,335	0.18%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)			1/19/2022		3,936	376	1,066	0.04
Total Equity							32,899	30,343	1.28
Total Investment Portfolio							5,730,939	5,647,024	238.01
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.34%				466	466	0.02
Dreyfus Treasury Obligations Cash Management			4.24%				384	384	0.02
Other Cash and Cash Equivalents							149,811	150,195	6.33
Total Portfolio Investments, Cash and Cash Equivalents							$5,881,600	$5,798,069	244.38%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$714	$—
Cambium Learning Group, Inc.	Revolver	7/20/2027	3,249	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	195	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	4/2/2025	24,500	—
Latham Pool Products, Inc.	Revolver	2/23/2027	11,250	(233)
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	3,290	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/23/2025	616	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	3,721	—
Signia Aerospace LLC	Delayed Draw Term Loan	12/11/2026	1,264	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(118)
Triple Lift, Inc.	Revolver	5/5/2028	2,143	(86)
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	—
Total Unfunded Commitments			$61,496	$(496)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved
(17)Loan was on non-accrual status as of December 31, 2024.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $5,647.0 million or 238.01% of the Company’s net assets. The initial acquisition dates have been included for such securities.

The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2023:

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt
Aerospace & Defense
Amentum Government Services Holdings, LLC	(8)	SOFR +	4.00%	9.47%	1/29/2027	$2,947	$2,876	$2,955	0.11%
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.90%	5/25/2028	9,817	9,506	9,169	0.34
Loar Group, Inc.	(4)(11)	SOFR +	7.25%	12.71%	10/16/2025	27,685	27,685	27,685	1.02
Peraton Corp.	(10)	SOFR +	3.75%	9.21%	2/1/2028	5,399	5,328	5,419	0.20
TransDigm Inc	(8)	SOFR +	3.25%	8.64%	2/22/2027	309	305	311	0.01
Vertex Aerospace Services Corp.	(10)	SOFR +	3.25%	8.71%	12/6/2028	2,948	2,958	2,954	0.11
							48,658	48,493	1.79
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.25%	6/11/2027	19,841	19,714	19,196	0.71
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027	4,399	4,371	4,256	0.16
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026	32,101	32,101	32,101	1.18
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.25%	12/31/2028	26,639	26,256	25,174	0.93
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	10.72%	12/30/2026	27,539	27,441	26,988	1.00
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	4.75%	10.47%	12/30/2026	7,429	7,403	7,280	0.27
							117,286	114,995	4.25
Airlines
Air Canada	(10)	SOFR +	3.50%	9.14%	8/11/2028	3,940	3,912	3,957	0.15
American Airlines, Inc.	(10)	SOFR +	4.75%	10.34%	4/20/2028	3,434	3,524	3,532	0.13
Brown Group Holdings, LLC	(9)	SOFR +	2.75%	8.21%	6/7/2028	5,887	5,679	5,900	0.22
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	8.18%	9/23/2028	5,895	5,757	5,897	0.22
United Airlines, Inc.	(10)	SOFR +	3.75%	9.22%	4/21/2028	3,135	3,119	3,151	0.12
							21,991	22,437	0.84
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	8.86%	3/31/2028	4,821	4,768	4,785	0.18
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	8.71%	4/12/2028	1,470	1,449	1,473	0.05
CP Atlas Buyer, Inc.	(9)	SOFR +	3.75%	9.21%	11/23/2027	2,751	2,756	2,713	0.10
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.64%	2/26/2027	19,487	19,427	19,194	0.71
Griffon Corporation	(9)	SOFR +	2.25%	7.79%	1/24/2029	2,305	2,256	2,311	0.09
Kodiak BP, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028	4,898	4,854	4,896	0.18
Latham Pool Products, Inc.	(7)(9)	SOFR +	4.00%	9.53%	2/23/2029	28,552	27,883	26,720	0.99
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.69%	4/7/2025	27,513	27,513	27,031	1.00
Tamko Building Product, LLC	(8)	SOFR +	3.50%	8.90%	9/20/2030	2,954	2,954	2,972	0.11
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	8.71%	11/3/2028	4,900	4,854	4,895	0.18
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	12.00%	12/29/2026	9,927	9,927	9,927	0.37
							103,873	102,132	3.78
Capital Markets
Advisor Group Holdings, Inc.	(8)	SOFR +	4.50%	9.86%	8/17/2028	9,026	8,942	9,066	0.33
AllSpring Buyer, LLC	(9)	SOFR +	3.25%	8.89%	11/1/2028	1,965	1,972	1,961	0.07
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	9.38%	7/27/2028	1,081	1,068	1,078	0.04
Apex Group Treasury, LLC	(4)(9)	SOFR +	5.00%	10.40%	7/27/2028	61,380	58,087	61,303	2.26

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Capital Markets (continued)
Citco Funding LLC	(9)	SOFR +	3.50%	8.59%	4/27/2028	$7,284	$7,135	$7,316	0.27%
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	11.85%	4/30/2027	951	937	616	0.02
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	10.95%	12/22/2027	90,087	89,136	89,186	3.29
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	9.22%	12/1/2028	1,960	1,969	1,967	0.07
The Edelman Financial Engines Center, LLC	(10)	SOFR +	3.50%	8.97%	4/7/2028	8,603	8,366	8,626	0.32
							177,612	181,119	6.67
Chemicals
DCG Acquisition Corp.	(8)	SOFR +	4.50%	9.96%	9/30/2026	2,940	2,940	2,927	0.11
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.35%	13.71%	4/14/2030	5,695	4,705	2,893	0.11
Pigments Services, Inc.	(4)(11)	SOFR +	8.35%	13.71% PIK	4/14/2030	3,046	3,046	3,046	0.11
							10,691	8,866	0.33
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	10.39%	8/18/2028	19,561	19,084	19,618	0.72
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	9.21%	5/12/2028	8,829	8,643	8,807	0.33
Allied Universal Holdco, LLC	(9)	SOFR +	4.75%	10.07%	5/12/2028	24,938	24,239	24,994	0.92
Anticimex, Inc.	(9)	SOFR +	3.15%	8.46%	11/16/2028	4,916	4,751	4,920	0.18
Anticimex, Inc.	(4)(9)	SOFR +	4.50%	9.92%	11/16/2028	24,688	23,677	24,595	0.91
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	9.22%	3/31/2028	3,513	3,512	3,489	0.13
EAB Global, Inc.	(9)	SOFR +	3.50%	8.97%	8/16/2028	4,905	4,835	4,905	0.18
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	8.18%	1/31/2027	6,000	5,918	6,025	0.22
Foundational Education Group, Inc.	(4)(9)	SOFR +	4.25%	9.89%	8/31/2028	3,930	3,823	3,851	0.14
Garda World Security Corp.	(8)	SOFR +	4.25%	9.62%	2/1/2029	5,925	5,735	5,941	0.22
Garda World Security Corp.	(8)	SOFR +	4.25%	9.72%	10/30/2026	3,000	3,012	3,009	0.11
International SOS The Americas LP	(4)(9)	SOFR +	3.75%	9.40%	9/7/2028	1,960	1,965	1,967	0.07
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.23%	12/15/2027	12,604	12,448	12,572	0.46
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.47%	12/17/2030	36,457	36,273	36,457	1.35
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	12/10/2027	20,847	20,555	20,847	0.77
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.73%	10/19/2028	134,980	129,455	133,630	4.93
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	5.50%	10.95%	6/23/2027	28,104	27,544	20,445	0.75
Recycle & Resource US, LLC	(9)	SOFR +	3.50%	9.11%	7/14/2028	2,940	2,950	2,770	0.10
Revspring, Inc.	(8)	SOFR +	4.00%	9.61%	10/11/2025	2,938	2,940	2,928	0.11
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc)	(9)	SOFR +	3.75%	9.22%	12/8/2028	4,669	4,648	4,669	0.17
							346,007	346,439	12.77
Construction & Engineering
Brookfield WEC Holdings, Inc.	(9)	SOFR +	2.75%	8.18%	8/1/2025	9,818	9,612	9,855	0.36
Pike Electric Corp.	(8)	SOFR +	3.00%	8.43%	1/21/2028	6,000	5,853	6,028	0.22
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	8.96%	12/16/2027	4,418	4,390	4,430	0.16
							19,855	20,313	0.74
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.75%	8.18%	3/19/2029	3,915	3,915	3,931	0.15
White Cap Buyer, LLC	(9)	SOFR +	3.75%	9.11%	10/19/2027	5,128	4,988	5,145	0.19
							8,903	9,076	0.34

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.94%	9/29/2028		$74,782	$74,185	$73,660	2.72%
Berlin Packaging, LLC	(9)	SOFR +	3.75%	9.21%	3/11/2028		8,829	8,673	8,850	0.33
Charter NEX US, Inc.	(10)	SOFR +	3.75%	9.22%	12/1/2027		6,401	6,212	6,438	0.24
Graham Packaging Co, Inc.	(10)	SOFR +	3.00%	8.47%	8/4/2027		4,377	4,341	4,389	0.16
Novolex, Inc.	(9)	SOFR +	4.18%	9.63%	4/13/2029		5,895	5,705	5,928	0.22
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.50%	9.89%	9/15/2028		2,947	2,947	2,957	0.11
Ring Container Technologies Group, LLC	(9)	SOFR +	3.50%	8.97%	8/12/2028		2,947	2,860	2,958	0.11
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	8.72%	3/3/2028		7,225	7,002	7,194	0.27
Trident TPI Holdings, Inc.	(9)	SOFR +	4.00%	9.61%	9/15/2028		5,892	5,727	5,883	0.22
Trident TPI Holdings, Inc.	(9)	SOFR +	4.50%	9.89%	9/15/2028		2,982	2,904	2,990	0.11
								120,556	121,247	4.49
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.14%	12/10/2028		50,260	49,431	48,249	1.78
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.73%	10/17/2025		22,446	22,365	22,446	0.83
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.52%	12/29/2026		15,551	15,574	15,551	0.57
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.96%	11/2/2026		31,816	31,476	31,020	1.14
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	11.79%	6/23/2028		81,964	80,357	77,046	2.84
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.98%	11/13/2024		31,201	31,009	30,577	1.13
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.20%	6/30/2025		39,199	39,144	38,415	1.42
								269,356	263,304	9.71
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	8.96%	12/11/2028		8,061	7,836	7,936	0.29
BPPH2 Ltd	(4)(8)	S +	6.62%	11.80%	2/21/2030	GBP	26,000	30,780	32,644	1.20
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	11.02%	7/20/2028		34,616	34,616	34,616	1.28
Colibri Group, LLC	(10)	SOFR +	5.00%	10.58%	3/12/2029		3,930	3,901	3,935	0.15
EM Bidco Limited	(9)	SOFR +	4.25%	9.70%	7/6/2029		4,950	4,935	4,919	0.18
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	6.00%	11.42%	4/30/2027		28,707	28,131	27,883	1.03
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	9.22%	12/15/2028		7,860	7,717	7,818	0.29
University Support Services, LLC	(9)	SOFR +	3.25%	8.71%	2/10/2029		9,025	8,856	9,038	0.33
Weld North Education, LLC	(9)	SOFR +	3.75%	9.22%	12/21/2027		1,961	1,947	1,963	0.07
								128,719	130,752	4.82
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.21%	4/28/2028		62,199	61,732	61,266	2.26
Mitchell International, Inc.	(9)	SOFR +	3.75%	9.40%	10/15/2028		8,351	8,145	8,360	0.31
Polaris Newco, LLC	(9)	SOFR +	4.00%	9.47%	6/2/2028		6,877	6,642	6,794	0.25
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.75%	9.11%	2/24/2028		4,417	4,380	4,436	0.16
								80,899	80,856	2.98
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	4.00%	9.35%	3/22/2029		5,895	5,819	5,892	0.22
Zayo Group Holdings, Inc.	(9)	SOFR +	4.33%	9.64%	3/9/2027		2,104	2,068	1,814	0.07
								7,887	7,706	0.29

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	4.75%	10.24%	3/26/2027		$11,213	$11,141	$10,821	0.40%
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	3.25%	8.72%	6/21/2028		6,627	6,491	6,615	0.24
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.49%	12/23/2026		819	814	741	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.52%	12/23/2026		3,194	3,165	2,890	0.11
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	11.46%	12/23/2026		10,641	10,544	9,630	0.36
Infinite Bidco, LLC	(9)	SOFR +	3.75%	9.39%	3/2/2028		2,940	2,950	2,874	0.11
								17,473	16,135	0.61
Energy Equipment & Services
Tetra Technologies, Inc.	(4)(11)	SOFR +	6.25%	11.71%	9/10/2025		22,793	22,793	22,793	0.84
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	9.02%	11/10/2028		4,912	4,909	4,876	0.18
Food Products
Froneri International PLC	(8)	SOFR +	2.25%	7.67%	1/29/2027		4,858	4,760	4,869	0.18
Ground Transportation
Quality Distribution LLC	(4)(11)	SOFR +	6.38%	11.83%	7/1/2028		80,307	79,515	80,307	2.96
Health Care Equipment & Supplies
Auris Luxembourg III Sarl	(8)	SOFR +	3.75%	9.62%	2/27/2026		7,848	7,637	7,768	0.29
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.15%	11/1/2028		139,557	136,390	135,339	4.99
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	10.17%	9/8/2026		10,687	10,575	10,524	0.39
Mozart Borrower LP	(9)	SOFR +	3.25%	8.68%	10/23/2028		8,843	8,671	8,897	0.33
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	11.00%	7/20/2029		3,683	3,490	3,425	0.13
Resonetics, LLC	(10)	SOFR +	4.00%	9.65%	4/28/2028		2,940	2,932	2,946	0.11
Sunshine Luxembourg VII S.à r.l, LLC	(10)	SOFR +	3.50%	8.95%	10/1/2026		9,811	9,607	9,875	0.36
								179,302	178,774	6.60
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.96%	8/2/2028		136,004	134,811	134,644	4.97
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.53%	5/7/2027		1,714	1,693	1,698	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.79%	5/7/2027		32,668	32,347	32,668	1.21
ADMI Corp.	(9)	SOFR +	3.75%	9.22%	12/23/2027		4,989	4,879	4,756	0.18
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	11.04%	2/25/2028		83,273	81,488	83,273	3.07
Canadian Hospital Specialties Ltd.	(4)(11)	C +	4.50%	9.93%	4/14/2028	CAD	29,621	21,556	22,075	0.81
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.25%	11.70% (incl. 2.75% PIK)	12/21/2028		21,292	21,012	18,098	0.67
CHG Healthcare Services, Inc.	(9)	SOFR +	3.25%	8.68%	9/29/2028		591	572	593	0.02
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.75%	4/3/2028		29,970	29,741	29,745	1.10
Electron Bidco, Inc.	(9)	SOFR +	3.00%	8.43%	11/1/2028		6,878	6,729	6,903	0.25
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026		28,815	28,815	28,671	1.06
Global Medical Response, Inc.	(11)	SOFR +	4.25%	9.93%	10/2/2025		4,904	4,846	3,866	0.14

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.60%	9.90%	6/8/2028	$35,000	$33,144	$33,163	1.22%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.45%	10/15/2026	30,980	30,794	29,586	1.09
Midwest Physician Administrative Services, LLC	(10)	SOFR +	3.25%	8.86%	3/12/2028	2,940	2,943	2,675	0.10
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.50%	10.96%	7/16/2027	16,217	16,169	15,082	0.56
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.96%	7/16/2027	3,172	3,156	2,950	0.11
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	10.39%	2/28/2028	1,960	1,970	1,939	0.07
Pathway Vet Alliance, LLC	(8)	SOFR +	3.75%	9.22%	3/31/2027	4,904	4,839	4,336	0.16
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	8.72%	12/29/2028	3,932	3,920	3,814	0.14
Phoenix Guarantor, Inc.	(8)	SOFR +	3.25%	8.68%	3/5/2026	5,399	5,263	5,403	0.20
Phoenix Guarantor, Inc.	(8)	SOFR +	3.50%	8.97%	3/5/2026	2,795	2,798	2,798	0.10
PSKW Intermediate, LLC	(4)(11)	SOFR +	6.25%	11.71%	3/9/2026	36,376	36,376	36,376	1.34
Radnet, Inc.	(10)	SOFR +	3.00%	8.36%	4/21/2028	4,058	4,059	4,076	0.15
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	11.24%	12/23/2028	136,794	134,601	133,939	4.94
Smile Doctors, LLC	(4)(10)	SOFR +	5.75%	11.18%	12/23/2028	6,551	6,435	6,387	0.24
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.20%	1/2/2029	15,264	15,016	14,659	0.54
U.S. Anesthesia Partners, Inc.	(9)	SOFR +	4.25%	9.71%	10/1/2028	869	872	797	0.03
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	6.00%	11.47%	11/18/2027	20,100	19,899	19,648	0.73
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	SOFR +	6.00%	11.45%	11/18/2027	7,977	7,865	7,754	0.29
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	5.75%	11.36%	6/22/2028	6,284	6,197	3,833	0.14
WHCG Purchaser III, Inc.	(4)(7)(10)	SOFR +	5.75%	11.36%	6/22/2026	739	731	450	0.02
							705,536	696,655	25.71

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Technology
GHX Ultimate Parent Corp	(9)	SOFR +	4.75%	10.12%	6/30/2027	$4,496	$4,401	$4,514	0.17%
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.25%	10/29/2028	44,363	43,802	44,363	1.64
Netsmart Technologies, Inc.	(10)	SOFR +	3.75%	9.22%	10/1/2027	3,892	3,864	3,904	0.14
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.75%	11.18%	3/10/2028	49,375	48,225	49,252	1.82
Waystar Technologies, Inc.	(8)	SOFR +	4.00%	9.47%	10/22/2026	6,878	6,741	6,912	0.26
							107,033	108,945	4.03
Hotels, Restaurants & Leisure
Alterra Mountain Company	(9)	SOFR +	3.50%	8.97%	8/17/2028	6,877	6,709	6,896	0.25
Fertitta Entertainment, LLC	(9)	SOFR +	4.00%	9.36%	1/27/2029	6,878	6,640	6,889	0.25
GVC Finance LLC	(9)	SOFR +	3.50%	8.99%	10/31/2029	906	896	908	0.03
GVC Holdings Gibraltar, Ltd.	(9)	SOFR +	2.50%	7.99%	3/29/2027	2,947	2,902	2,959	0.11
IRB Holding Corp.	(10)	SOFR +	3.00%	8.46%	12/15/2027	7,298	7,153	7,319	0.27
Scientific Games Holdings LP	(9)	SOFR +	3.25%	8.66%	4/4/2029	1,975	1,893	1,978	0.07
Tacala Investment Corp.	(10)	SOFR +	4.00%	9.47%	2/5/2027	7,859	7,743	7,901	0.29
Twin River Worldwide Holdings, Inc.	(9)	SOFR +	3.25%	8.93%	10/2/2028	3,326	3,255	3,161	0.12
Whatabrands, LLC	(9)	SOFR +	3.00%	8.47%	8/3/2028	8,686	8,454	8,712	0.32
							45,645	46,723	1.71
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.75%	9.09%	7/31/2028	8,889	8,641	8,907	0.33
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	9.11%	5/19/2028	3,930	3,816	3,913	0.14
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	9.22%	3/31/2028	8,834	8,648	8,852	0.33
SPX Flow, Inc.	(9)	SOFR +	4.50%	9.96%	4/5/2029	1,743	1,688	1,751	0.06
Vertical US Newco, Inc.	(9)	SOFR +	3.50%	9.38%	7/30/2027	4,020	3,995	4,034	0.15
Victory Buyer, LLC	(9)	SOFR +	3.75%	9.39%	11/19/2028	9,846	9,379	9,379	0.35
							27,526	27,929	1.03
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.46%	10/2/2028	46,359	45,620	46,359	1.71
Alliant Holdings Intermediate, LLC	(9)	SOFR +	3.50%	8.86%	11/6/2030	2,415	2,415	2,429	0.09
AssuredPartners, Inc.	(9)	SOFR +	3.50%	8.82%	2/12/2027	6,135	6,056	6,157	0.23
Baldwin Risk Partners, LLC	(9)	SOFR +	3.50%	8.97%	10/14/2027	6,867	6,796	6,878	0.25
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	8.43%	1/27/2027	7,850	7,680	7,870	0.29
Foundation Risk Partners Corp.	(4)(10)	SOFR +	6.00%	11.45%	10/29/2028	76,026	75,418	76,026	2.81
Galway Borrower, LLC	(4)(10)	SOFR +	5.25%	10.70%	9/29/2028	44,347	43,463	43,682	1.61
High Street Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.25%	4/14/2028	6,715	6,676	6,715	0.25
Howden Group Holdings Limited	(10)	SOFR +	3.25%	8.75%	11/12/2027	4,417	4,418	4,432	0.16
NFP Corp.	(8)	SOFR +	3.25%	8.72%	2/15/2027	9,171	8,970	9,229	0.34
PGIS Intermediate Holdings, LLC	(4)(10)	SOFR +	5.50%	10.93%	10/16/2028	63,005	61,370	62,060	2.29
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.98%	1/27/2027	77,653	77,606	76,683	2.83
USI, Inc.	(9)	SOFR +	3.00%	8.35%	11/22/2029	6,805	6,749	6,827	0.25
							353,237	355,347	13.11

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Interactive Media & Services
Ancestry.com Operations, Inc	(9)	SOFR +	3.25%	8.71%	12/6/2027	$2,939	$2,942	$2,883	0.11%
MH Sub I, LLC	(8)	SOFR +	3.75%	9.18%	9/13/2024	1,425	1,409	1,429	0.05
MH Sub I, LLC	(11)	SOFR +	3.75%	9.22%	9/13/2024	853	855	856	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.93%	6/1/2026	6,872	6,759	6,886	0.25
William Morris Endeavor Entertainment, LLC	(8)	SOFR +	2.75%	8.18%	5/18/2025	1,926	1,899	1,934	0.07
							13,864	13,988	0.51
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.59%	12/29/2027	9,588	9,515	9,588	0.35
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.59%	12/29/2026	32,434	32,309	32,434	1.20
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	11.28%	12/15/2027	20,945	20,696	19,584	0.72
							62,520	61,606	2.27
IT Services
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.43%	12/21/2028	30,024	29,543	30,024	1.11
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	9.36%	10/16/2026	10,060	9,820	9,992	0.37
Endurance International Group Holdings, Inc.	(10)	SOFR +	3.50%	9.42%	2/10/2028	4,413	4,338	4,335	0.16
Park Place Technologies, LLC	(11)	SOFR +	5.00%	10.46%	11/10/2027	26,280	25,528	26,223	0.97
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.23%	10/25/2027	25,480	25,143	25,289	0.93
Turing Midco, LLC	(9)	SOFR +	2.50%	7.93%	3/24/2028	2,035	2,011	2,042	0.08
Virtusa Corp.	(10)	SOFR +	3.75%	9.21%	2/15/2029	3,930	3,901	3,941	0.15
Virtusa Corp.	(10)	SOFR +	3.75%	9.22%	2/11/2028	1,970	1,925	1,977	0.07
							102,209	103,823	3.84
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.25%	8.86%	11/12/2026	5,855	5,674	5,868	0.22
Life Sciences Tools & Services
Cambrex Corp.	(10)	SOFR +	3.50%	8.96%	12/4/2026	5,942	5,889	5,837	0.22
Curia Global, Inc.	(10)	SOFR +	3.75%	9.23%	8/30/2026	5,212	5,105	4,706	0.17
							10,994	10,543	0.39
Machinery
Pro Mach Group, Inc.	(11)	SOFR +	4.00%	9.47%	8/31/2028	5,934	5,838	5,958	0.22
Media
Clear Channel Outdoor Holdings, Inc.	(8)	SOFR +	3.50%	9.14%	8/21/2026	1,969	1,950	1,952	0.07
iHeartCommunications, Inc.	(8)	SOFR +	3.00%	8.43%	5/1/2026	5,000	4,855	4,335	0.16
Radiate Holdco, LLC	(10)	SOFR +	3.25%	8.72%	9/25/2026	3,920	3,924	3,157	0.12
Univision Communications, Inc.	(10)	SOFR +	3.25%	8.72%	3/15/2026	3,920	3,918	3,932	0.15
UPC Financing Partnership	(8)	SOFR +	3.00%	8.48%	1/31/2029	5,500	5,421	5,490	0.20
Virgin Media Bristol, LLC	(8)	SOFR +	3.25%	8.70%	1/31/2029	3,500	3,467	3,500	0.13
							23,535	22,366	0.83
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	4.00%	9.47%	3/16/2027	3,902	3,872	3,914	0.14
Oil, Gas & Consumable Fuels
CQP Holdco, LP	(9)	SOFR +	3.50%	8.99%	12/31/2030	7,132	7,115	7,157	0.26
Eagle Midstream Canada Finance, Inc.	(4)(10)	SOFR +	6.25%	11.63%	8/15/2028	22,595	22,334	22,595	0.83
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	9.18%	12/21/2028	4,882	4,853	4,886	0.18
KKR Alberta Midstrean Fince, Inc.	(4)(10)	SOFR +	6.25%	11.63%	8/15/2028	12,293	12,151	12,293	0.45
							46,453	46,931	1.72

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.95%	11/12/2027		$75,304	$74,122	$72,856	2.69%
Pharmaceuticals
ANI Pharmaceuticals, Inc.	(4)(10)	SOFR +	6.00%	11.43%	11/19/2027		51,014	49,258	51,205	1.89
Jazz Pharmaceuticals, Inc.	(9)	SOFR +	3.50%	8.93%	5/5/2028		3,531	3,532	3,553	0.13
								52,790	54,758	2.02
Professional Services
Aqgen Island Holdings, Inc.	(9)	SOFR +	3.50%	8.97%	8/2/2028		7,643	7,420	7,638	0.28
Armor Holdco, Inc.	(9)	SOFR +	4.50%	9.93%	12/11/2028		4,163	4,099	4,183	0.15
Camelot US Acquisition, LLC	(11)	SOFR +	3.00%	8.43%	10/30/2026		3,122	3,077	3,131	0.12
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	9.11%	12/29/2028		4,900	4,898	4,896	0.18
CFGI Holdings, LLC	(4)(10)	SOFR +	5.00%	10.46%	11/2/2027		111,185	111,185	111,185	4.10
Corporation Service Company	(9)	SOFR +	3.25%	8.67%	11/2/2029		2,168	2,114	2,177	0.08
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	9.10%	4/9/2027		9,814	9,665	9,741	0.36
EP Purchaser, LLC	(9)	SOFR +	3.50%	9.11%	11/6/2028		3,439	3,433	3,416	0.13
Galaxy US Opco, Inc.	(9)	SOFR +	4.75%	10.13%	4/29/2029		4,950	4,856	4,109	0.15
IG Investments Holdings, LLC	(4)(10)	SOFR +	6.00%	11.48%	9/22/2028		134,980	134,442	134,305	4.96
Kwor Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.71%	12/22/2028		91,444	88,869	90,073	3.32
Saphilux Sarl	(4)(8)	S +	5.50%	10.69%	7/18/2028	GBP	20,000	25,408	25,493	0.94
Sherlock Buyer Corp.	(4)(10)	SOFR +	5.75%	11.20%	12/8/2028		27,525	27,212	26,974	1.00
The Dun & Bradstreet Corporation	(8)	SOFR +	2.75%	8.17%	2/6/2026		7,929	7,929	7,955	0.29
Trans Union, LLC	(9)	SOFR +	2.25%	7.68%	12/1/2028		1,827	1,833	1,835	0.07
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.75%	11.29%	6/29/2027		118,000	117,123	118,000	4.35
West Monroe Partners, LLC	(4)(10)	SOFR +	5.25%	10.72%	11/8/2028		29,045	28,630	28,319	1.05
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.72%	11/8/2027		569	569	554	0.02
								582,762	583,984	21.55
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	2/16/2028		18,138	18,261	18,138	0.67
Software
Boxer Parent Company, Inc.	(8)	SOFR +	4.25%	9.61%	12/29/2028		7,641	7,565	7,707	0.28
Cloudera, Inc.	(9)	SOFR +	3.75%	9.21%	10/8/2028		8,119	7,883	8,063	0.30
Community Brands ParentCo, LLC	(4)(10)	SOFR +	5.50%	10.96%	2/24/2028		75,175	74,009	74,987	2.77
Confine Visual Bidco	(4)(7)(10)	SOFR +	6.50%	11.81% (incl. 3.00% PIK)	2/23/2029		32,336	31,578	27,880	1.03
ConnectWise, LLC	(9)	SOFR +	3.50%	9.11%	9/29/2028		4,410	4,416	4,410	0.16
Delta Topco, Inc.	(10)	SOFR +	3.75%	9.12%	12/1/2027		3,929	3,906	3,932	0.15
ECI Macola Max Holding, LLC	(10)	SOFR +	3.75%	9.36%	11/9/2027		6,876	6,696	6,887	0.25
Epicor Software Corp.	(10)	SOFR +	3.25%	8.72%	7/30/2027		9,810	9,612	9,856	0.36
Flexera Software, LLC	(10)	SOFR +	3.75%	9.22%	3/3/2028		5,509	5,416	5,512	0.20
GI Consilio Parent, LLC	(9)	SOFR +	4.00%	9.47%	5/12/2028		7,081	6,964	7,067	0.26
GI Consilio Parent, LLC	(9)	SOFR +	4.50%	9.97%	5/12/2028		10,000	9,275	9,965	0.37
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2028		24,147	23,793	24,095	0.89
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.22%	4/27/2027		15,400	15,287	15,400	0.57

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Greeneden U.S. Holdings II, LLC	(10)	SOFR +	4.00%	9.47%	12/1/2027	$4,409	$4,410	$4,432	0.16%
HS Purchaser, LLC	(10)	SOFR +	4.00%	9.48%	11/19/2026	3,921	3,900	3,726	0.14
Idera, Inc.	(10)	SOFR +	3.75%	9.28%	3/2/2028	2,940	2,947	2,930	0.11
Informatica, LLC	(8)	SOFR +	2.75%	8.18%	10/27/2028	1,572	1,557	1,577	0.06
ION Trading Finance Ltd.	(8)	SOFR +	4.75%	10.20%	4/3/2028	7,724	7,455	7,742	0.29
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.95%	2/8/2026	14,831	14,754	14,682	0.54
Medallia, Inc.	(4)(10)	SOFR +	6.00%	11.45% (incl. 4.00% PIK)	10/29/2028	48,544	47,926	47,573	1.76
Mitnick Purchaser, Inc.	(9)	SOFR +	4.50%	9.98%	5/2/2029	4,937	4,919	4,686	0.17
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	10.47%	5/18/2028	27,294	26,248	26,816	0.99
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.88%	5/18/2028	14,925	14,284	14,794	0.55
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.96%	12/1/2027	108,645	106,844	108,645	4.01
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2027	677	639	628	0.02
MRI Software, LLC	(11)	SOFR +	5.50%	10.95%	2/10/2027	10,073	9,880	9,884	0.36
Nintex Topco Limited	(4)(10)	SOFR +	6.00%	11.50%	11/13/2028	32,506	32,014	31,205	1.15
NortonLifeLock, Inc.	(9)	SOFR +	2.00%	7.46%	9/12/2029	3,310	3,296	3,318	0.12
Perforce Software, Inc.	(8)	SOFR +	3.75%	9.21%	7/1/2026	1,329	1,326	1,319	0.05
Proofpoint, Inc.	(9)	SOFR +	3.25%	8.72%	8/31/2028	8,805	8,503	8,820	0.33
Quartz Acquireco LLC	(4)(9)	SOFR +	3.50%	8.82%	6/28/2030	6,749	6,687	6,779	0.25
Quest Software US Holdings, Inc.	(9)	SOFR +	4.25%	9.78%	2/1/2029	3,950	3,921	3,037	0.11
RealPage, Inc.	(9)	SOFR +	3.00%	8.47%	4/24/2028	7,852	7,677	7,808	0.29
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.96%	5/12/2027	54,525	53,956	53,699	1.98
S2P Acquisition Borrower, Inc.	(8)	SOFR +	4.00%	9.46%	8/14/2026	4,908	4,874	4,924	0.18
SolarWinds Holdings Inc.	(8)	SOFR +	3.75%	9.11%	2/5/2027	2,908	2,908	2,919	0.11
Sophia, LP	(9)	SOFR +	3.50%	8.96%	10/7/2027	9,824	9,540	9,857	0.36
Sovos Compliance, LLC	(9)	SOFR +	4.50%	9.97%	8/11/2028	3,925	3,924	3,886	0.14
SS&C Technologies, Inc.	(9)	SOFR +	2.25%	7.67%	3/22/2029	4,019	3,943	4,031	0.15
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.23%	10/5/2028	58,950	58,094	57,476	2.12
Surf Holdings, LLC	(8)	SOFR +	3.50%	8.97%	3/5/2027	4,904	4,852	4,920	0.18
Symphony Technology Group	(9)	SOFR +	3.75%	9.19%	3/1/2029	5,910	5,827	5,901	0.22
Symphony Technology Group	(10)	SOFR +	5.00%	10.64%	7/27/2028	1,965	1,968	1,406	0.05
The Ultimate Software Group, Inc.	(9)	SOFR +	3.25%	8.76%	5/4/2026	9,082	8,912	9,118	0.34
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.27%	5/5/2028	59,390	58,943	57,312	2.12
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.31%	5/5/2028	821	792	746	0.03
Vision Solutions, Inc.	(10)	SOFR +	4.00%	9.64%	4/24/2028	5,952	5,907	5,916	0.22
VS Buyer, LLC	(8)	SOFR +	3.25%	8.71%	2/28/2027	3,026	2,995	3,037	0.11
							743,022	741,310	27.36

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.49%	5/3/2026	$36,866	$36,616	$36,866	1.36%
EG America, LLC	(8)	SOFR +	5.50%	11.24%	2/7/2028	2,892	2,808	2,849	0.11
							39,424	39,715	1.47
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.21%	2/28/2028	29,247	29,147	29,247	1.08

Trading Companies & Distributors
Core and Main, LP	(8)	SOFR +	2.50%	7.69%	7/27/2028	3,940	3,873	3,947	0.15
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.89%	1/31/2028	6,869	6,679	6,859	0.25
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	9.11%	12/22/2028	5,890	5,849	5,859	0.22
LBM Acquisition, LLC	(10)	SOFR +	3.75%	9.21%	12/17/2027	3,930	3,928	3,892	0.14
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.91%	12/28/2027	3,369	3,327	3,296	0.12
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.49%	4/1/2027	8,688	8,543	8,322	0.31
Specialty Building Products Holdings, LLC	(9)	SOFR +	3.75%	9.21%	10/15/2028	1,965	1,974	1,965	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.96%	6/2/2028	1,965	1,946	1,968	0.07
SRS Distribution, Inc.	(9)	SOFR +	3.50%	8.97%	6/2/2028	7,864	7,709	7,887	0.29
							43,828	43,995	1.62
Transportation Infrastructure
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.55%	5/3/2027	12	12	12	0.00
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.22%	10/19/2027	11,826	11,748	11,383	0.42
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.26%	10/19/2027	6,806	6,739	6,551	0.24
							18,499	17,946	0.66
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	9.35%	12/17/2027	6,676	6,551	6,667	0.25
Total First Lien Debt							4,924,428	4,915,829	181.42

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Capital Markets
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.36%	7/27/2029		$11,469	$11,515	$11,357	0.42%
Apex Group Treasury, LLC	(4)(9)	SOFR +	6.75%	12.39%	7/27/2029		26,378	26,486	26,117	0.96
								38,001	37,474	1.38
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	11.17%	12/10/2029		5,301	4,810	4,598	0.17
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	4/15/2029	CAD	12,000	8,221	8,060	0.30
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.23%	10/15/2027		24,712	24,568	23,600	0.87
								32,789	31,660	1.17
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.64%	11/1/2029		66,704	65,632	62,201	2.30
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	12.14%	8/31/2029		37,847	37,151	31,602	1.17
Phoenix Newco, Inc.	(4)(9)	SOFR +	6.50%	11.97%	11/15/2029		37,847	37,146	37,847	1.40
								74,297	69,449	2.57
Software
Proofpoint, Inc.	(9)	SOFR +	6.25%	11.72%	8/31/2029		37,847	37,053	38,320	1.41
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.89%	4/23/2029		29,995	26,505	27,626	1.02
								63,558	65,946	2.43
Total Second Lien Debt								279,087	271,328	10.02
Bonds
Software
Tangerine Bidco SPA	(4)(8)	E +	6.50%	10.43%	12/30/2029	EUR	66,000	68,176	72,679	2.68
TeamSystem SpA	(4)(8)	E +	6.25%	10.22%	2/15/2028	EUR	35,000	33,560	38,638	1.43
								101,736	111,317	4.11
Total Bonds								101,736	111,317	4.11
Equity
Aerospace & Defense
Loar Acquisition 13, LLC - Common Units	(4)						2,547,048	4,305	8,278	0.31
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)						194	208	109	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)						1,230,769	2,215	2,203	0.08
								2,423	2,312	0.08
Capital Markets
Resolute Investment Managers, Inc.	(4)						11,751	294	294	0.01
Chemicals
Pigments LP Int	(4)						1,212	—	—	0.00
Distributors
Box Co-Invest Blocker, LLC - Series A Units	(4)						780,000	780	398	0.01
Box Co-Invest Blocker, LLC - Series C Units	(4)						94,753	92	102	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)						301,167	1,236	2,837	0.10
								2,108	3,337	0.11
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)			11.50%			974,662	1,133	1,245	0.05%

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2023 (in thousands)
Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units	(4)				797	$210	$62	0.00%
Jayhawk Holdings, LP - A-2 Common Units	(4)				429	113	34	0.00
						323	96	0.00
Software
Descartes Holdings, Inc	(4)				168,057	728	348	0.01
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		5,773	5,700	6,798	0.25
						6,428	7,146	0.26
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)				3,000,000	3,542	3,963	0.15
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				3,936	376	540	0.02
Total Equity						20,932	27,211	0.99
Total Investment Portfolio						5,326,183	5,325,685	196.54
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						603	603	0.02
Other Cash and Cash Equivalents						128,611	128,611	4.75
Total Portfolio Investments, Cash and Cash Equivalents						$5,455,397	$5,454,899	201.31%
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $5,730,939 and $5,326,183, respectively)	$5,647,024	$5,325,685
Cash and cash equivalents	150,661	129,214
Interest receivable	34,431	44,034
Receivable for investments sold	65,644	17,056
Deferred financing costs	11,005	15,576
Total assets	$5,908,765	$5,531,565
LIABILITIES
Debt	$2,169,241	$2,672,363
Distribution payable	75,514	106,593
Payable for investments purchased and other liabilities	1,292,277	42,929
Total liabilities	3,537,032	2,821,885
MEMBERS’ EQUITY
Members’ equity	2,371,733	2,709,680
Total members’ equity	2,371,733	2,709,680
Total liabilities and members’ equity	$5,908,765	$5,531,565

The following table presents the selected consolidated statements of operations information of the Emerald JV for the years ended December 31, 2024 and December 31, 2023 and the period from the commencement of operations of Emerald JV to December 31, 2022:

	For the Year Ended December 31,		For the Period Ended December 31, 2022
	2024	2023
Investment income:
Interest income	$518,499	$652,708	$242,406
Payment-in-kind interest income	10,788	5,692	2,586
Dividend income	19	59	2,031
Other income	678	1,840	2,937
Total investment income	529,984	660,299	249,960
Expenses:
Interest expense	179,969	237,692	79,232
Other expenses	2,316	4,115	3,914
Total expenses	182,285	241,807	83,146
Net investment income before tax expense	347,699	418,492	166,814
Tax expense	—	—	—
Net investment income after tax expense	347,699	418,492	166,814
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency and income tax (provision) benefit	(76,545)	75,379	(82,456)
Net realized gain (loss) on investments and foreign currency	774	(9,491)	(6,965)
Total net realized and change in unrealized gain (loss)	(75,771)	65,888	(89,421)
Net increase (decrease) in net assets resulting from operations	$271,928	$484,380	$77,393

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
The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV. As of December 31, 2024 and December 31, 2023, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million of capital, respectively, and $29.3 million and $4.2 million of capital remained uncalled from the Company and the Verdelite JV Partner, respectively. As of December 31, 2024 and December 31, 2023, the Company and the Verdelite JV Partner’s equity ownership interests are 87.5% and 12.5%, respectively.
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
The Company's investment in the Verdelite JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023.

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2024:

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien
Aerospace & Defense
KBR, Inc.	(8)	SOFR +	2.00%	6.36%	8/14/2024	1/17/2031	$504	$504	$506	0.33%
Ovation Parent, Inc.	(10)	SOFR +	3.50%	7.83%	4/19/2024	3/27/2031	933	931	940	0.61
Peraton Corp.	(10)	SOFR +	3.75%	8.21%	11/16/2022	2/1/2028	4,980	4,930	4,646	3.00
TransDigm Inc	(8)	SOFR +	2.50%	6.83%	11/28/2023	2/28/2031	4,956	4,958	4,970	3.21
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	7.11%	11/16/2022	12/6/2030	5,574	5,551	5,591	3.61
								16,874	16,653	10.76
Air Freight & Logistics
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.30%	11/16/2022	9/15/2028	153	153	154	0.10
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.62%	2/15/2023	2/15/2028	2,970	2,970	2,987	1.93
American Airlines, Inc.	(8)	SOFR +	1.75%	6.17%	11/16/2022	1/29/2027	500	500	499	0.32
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	7.22%	11/16/2022	9/23/2028	1,975	1,967	1,988	1.28
United Airlines, Inc.	(8)	SOFR +	2.00%	6.63%	2/22/2024	2/22/2031	2,297	2,297	2,307	1.49
								7,734	7,781	5.02
Auto Components
Clarios Global LP	(8)	SOFR +	2.50%	6.86%	7/16/2024	5/6/2030	2,965	2,965	2,981	1.92
First Brands Group, LLC	(11)	SOFR +	5.00%	9.85%	12/15/2022	3/30/2027	3,742	3,699	3,515	2.27
								6,664	6,496	4.19
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	7.84%	11/16/2022	3/31/2028	3,423	3,292	3,454	2.23
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	6.74%	11/16/2022	11/15/2027	3,114	3,101	3,106	2.00
Broadline Retail
Peer USA, LLC	(8)	SOFR +	3.00%	7.33%	6/26/2024	7/1/2031	1,943	1,946	1,956	1.26
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.75%	11/16/2022	4/12/2028	3,949	3,896	3,782	2.44
Griffon Corporation	(8)	SOFR +	2.25%	6.61%	6/26/2024	1/24/2029	3,469	3,478	3,493	2.25
Gulfside Supply Inc	(8)	SOFR +	3.00%	7.33%	6/17/2024	6/17/2031	631	629	635	0.41
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.30%	6/6/2024	5/31/2031	5,991	5,935	5,949	3.84
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.36%	3/28/2024	3/21/2031	2,054	2,045	2,077	1.34
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	11/16/2022	4/29/2029	2,420	2,425	2,399	1.55
Resideo Funding Inc	(8)	SOFR +	1.75%	6.11%	6/14/2024	6/13/2031	547	547	550	0.35
Standard Industries Inc	(9)	SOFR +	1.75%	6.11%	11/16/2022	9/22/2028	561	561	563	0.36
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.71%	11/16/2022	11/3/2028	4,508	4,355	4,541	2.93
								23,871	23,989	15.47

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Capital Markets
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	8.96%	11/16/2022	7/27/2028	$3,518	$3,434	$3,556	2.29%
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.86%	5/29/2024	8/9/2030	4,403	4,403	4,418	2.85
Citco Funding, LLC	(9)	SOFR +	2.75%	7.31%	6/13/2024	4/27/2028	988	986	997	0.64
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031	1,445	1,442	1,453	0.94
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	7.37%	3/19/2024	3/19/2031	1,486	1,486	1,489	0.96
Osaic Holdings Inc	(8)	SOFR +	3.50%	7.86%	11/26/2024	8/17/2028	4,318	4,318	4,340	2.80
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.36%	6/5/2024	4/7/2028	3,880	3,880	3,908	2.52
								19,949	20,161	13.00
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	4.00%	8.43%	3/28/2024	3/3/2031	896	891	901	0.58
Nouryon USA, LLC	(8)	SOFR +	3.25%	7.66%	4/26/2024	4/3/2028	3,721	3,721	3,758	2.42
								4,612	4,659	3.00
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	9.59%	8/18/2023	8/18/2028	4,438	4,296	4,486	2.89
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.21%	11/16/2022	5/12/2028	4,419	4,340	4,439	2.86
Anticimex, Inc.	(9)	SOFR +	3.15%	7.72%	11/16/2022	11/16/2028	4,354	4,316	4,390	2.83
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	6.11%	5/23/2024	5/23/2031	1,342	1,339	1,345	0.87
Belfor Holdings Inc	(4)(9)	SOFR +	3.75%	8.11%	11/3/2023	11/1/2030	1,008	999	1,020	0.66
Brightview Landscapes, LLC	(9)	SOFR +	2.50%	7.09%	5/28/2024	4/20/2029	149	149	150	0.10
EAB Global, Inc.	(9)	SOFR +	3.25%	7.61%	11/16/2022	8/16/2028	8,811	8,722	8,856	5.71
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.60%	11/16/2022	8/31/2028	2,481	2,399	2,422	1.56
Garda World Security Corp.	(8)	SOFR +	3.50%	7.90%	8/6/2024	2/1/2029	3,817	3,817	3,839	2.48
GFL Environmental, Inc.	(9)	SOFR +	2.00%	6.61%	7/3/2024	7/3/2031	831	829	834	0.54
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.37%	1/26/2024	7/25/2030	2,381	2,360	2,395	1.55
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.52%	4/15/2024	10/13/2030	4,263	4,263	4,278	2.76
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.50%	7.97%	11/16/2022	12/8/2028	4,503	4,428	4,549	2.94
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.48%	11/16/2022	1/21/2029	2,318	2,276	2,152	1.39
								44,533	45,155	29.14

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Construction & Engineering
Azuria Water Solutions Inc	(10)	SOFR +	3.75%	8.11%	7/23/2024	5/17/2028	$2,963	$2,963	$2,991	1.93%
Groundworks, LLC	(7)(8)	SOFR +	3.25%	7.65%	3/14/2024	3/14/2031	1,643	1,627	1,655	1.07
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	7.96%	11/16/2022	12/16/2027	4,405	4,367	4,429	2.86
Touchdown Acquirer, Inc.	(8)	SOFR +	3.25%	7.58%	8/21/2024	2/21/2031	1,395	1,394	1,410	0.91
								10,351	10,485	6.77
Construction Materials
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.09%	10/23/2024	9/20/2030	2,628	2,628	2,652	1.71
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	6.36%	5/17/2024	5/17/2031	1,201	1,198	1,200	0.77
Containers & Packaging
Altium Packaging, LLC	(8)	SOFR +	2.50%	6.86%	6/11/2024	6/11/2031	533	533	533	0.34
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.69%	12/13/2024	7/18/2029	746	746	751	0.48
Berlin Packaging, LLC	(8)	SOFR +	3.50%	8.05%	6/7/2024	6/7/2031	4,477	4,477	4,509	2.91
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.53%	11/16/2022	4/13/2029	3,136	3,091	3,146	2.03
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.86%	7/31/2024	8/4/2027	2,634	2,634	2,644	1.71
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.66%	4/9/2024	9/15/2028	5,059	5,059	5,081	3.28
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.11%	7/19/2024	8/12/2028	2,107	2,107	2,116	1.37
SupplyOne, Inc.	(8)	SOFR +	3.75%	8.11%	4/19/2024	4/19/2031	1,699	1,692	1,716	1.11
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.72%	11/16/2022	3/3/2028	4,501	4,400	4,504	2.91
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	4,419	4,419	4,464	2.88
								29,158	29,464	19.02
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	7.96%	11/16/2022	12/11/2028	4,115	4,003	4,142	2.67
Bright Horizons Family Solutions, LLC	(9)	SOFR +	2.00%	6.36%	11/16/2022	11/24/2028	3,482	3,482	3,495	2.26
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.86%	11/22/2024	3/22/2031	1,958	1,958	1,971	1.27
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.08%	11/16/2022	7/6/2029	2,962	2,910	2,985	1.93
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.86%	2/1/2024	12/21/2029	1,985	1,977	1,991	1.28
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.79%	11/16/2022	3/12/2029	4,204	4,116	4,184	2.70

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Diversified Consumer Services (continued)
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.75%	7.09%	3/27/2024	3/21/2031	$773	$773	$778	0.50%
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.22%	11/16/2022	12/15/2028	3,264	3,223	3,290	2.12
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.33%	9/29/2023	9/29/2030	3,387	3,317	3,412	2.20
University Support Services, LLC	(9)	SOFR +	2.75%	7.11%	11/16/2022	2/10/2029	3,814	3,781	3,836	2.48
Wand NewCo 3, Inc.	(8)	SOFR +	3.25%	7.61%	7/30/2024	1/30/2031	1,965	1,965	1,975	1.27
								31,505	32,059	20.68
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.36%	12/28/2023	1/31/2031	851	846	852	0.55
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC.	(8)	SOFR +	2.25%	7.00%	11/16/2022	1/31/2028	2,450	2,428	2,444	1.58
Lorca Co-Borrower, LLC	(9)	SOFR +	3.50%	7.83%	4/30/2024	3/25/2031	993	990	1,003	0.65
Zacapa, LLC	(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029	4,502	4,502	4,534	2.93
								7,920	7,981	5.16
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	1.75%	6.35%	4/16/2024	3/27/2031	1,764	1,760	1,769	1.14
Tiger Acquisition, LLC	(9)	SOFR +	3.00%	7.34%	11/16/2022	6/1/2028	1,866	1,866	1,871	1.21
Vistra Operations Co, LLC	(8)	SOFR +	1.75%	6.11%	11/16/2022	12/20/2030	2,621	2,598	2,630	1.70
								6,224	6,270	4.05
Electrical Equipment
Generac Power Systems Inc	(4)(8)	SOFR +	1.75%	6.34%	7/3/2024	6/12/2031	3,789	3,785	3,818	2.46
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	11/16/2022	6/21/2028	4,207	4,105	4,227	2.73
								7,890	8,045	5.19
Electronic Equipment, Instruments & Components
Celestica Inc.	(8)	SOFR +	1.75%	6.09%	6/20/2024	6/20/2031	3,483	3,483	3,491	2.25
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.60%	11/16/2022	3/2/2028	2,639	2,574	2,623	1.69
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.86%	7/1/2024	7/1/2031	3,500	3,433	3,399	2.19
								9,490	9,513	6.13
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.00%	7.33%	3/26/2024	3/26/2031	1,190	1,187	1,201	0.77
Entertainment
Live Nation Entertainment Inc	(8)	SOFR +	1.75%	6.22%	11/16/2022	10/19/2026	3,473	3,476	3,475	2.24

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.61%	6/17/2024	6/17/2031	$4,929	$4,906	$4,938	3.19%
Paysafe Holdings US Corp	(9)	SOFR +	2.75%	7.22%	11/16/2022	6/28/2028	1,971	1,963	1,987	1.28
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.52%	2/9/2024	1/31/2031	1,020	1,017	1,030	0.66
Solera, LLC	(9)(18)	SOFR +	4.00%	8.85%	11/16/2022	6/2/2028	2,257	2,193	2,264	1.46
								10,079	10,219	6.59
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.47%	11/16/2022	12/8/2028	2,946	2,884	2,967	1.91
Saratoga Food Specialties, LLC	(8)	SOFR +	3.75%	8.14%	3/7/2024	3/7/2029	719	716	724	0.47
								3,600	3,691	2.38
Ground Transportation
Genesee & Wyoming Inc	(8)	SOFR +	1.75%	6.08%	4/10/2024	4/10/2031	4,314	4,294	4,311	2.78
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	3.75%	8.18%	4/8/2024	2/28/2029	3,085	3,085	3,126	2.02
Resonetics, LLC	(10)	SOFR +	3.25%	7.60%	12/6/2024	6/18/2031	3,556	3,556	3,584	2.31
								6,641	6,710	4.33
Health Care Providers & Services
Agiliti Health Inc	(8)	SOFR +	3.00%	7.59%	5/1/2023	5/1/2030	3,474	3,476	3,417	2.20
Concentra Health Services Inc	(4)(8)	SOFR +	2.25%	6.61%	7/26/2024	6/26/2031	2,138	2,135	2,156	1.39
Davita Inc	(8)	SOFR +	2.00%	6.36%	5/9/2024	5/9/2031	3,491	3,491	3,500	2.26
Ensemble RCM, LLC	(8)	SOFR +	3.00%	7.59%	1/30/2024	8/1/2029	938	929	946	0.61
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.11%	11/16/2022	11/1/2028	3,766	3,715	3,785	2.44
Hunter US Bidco Inc.	(9)	SOFR +	4.25%	8.68%	11/16/2022	8/19/2028	1,000	994	991	0.64
MED ParentCo LP	(8)	SOFR +	3.50%	7.86%	10/18/2024	4/15/2031	1,192	1,192	1,203	0.78
Outcomes Group Holdings Inc	(8)	SOFR +	3.25%	7.61%	5/6/2024	5/6/2031	2,070	2,070	2,095	1.35
Pediatric Associates Holding Co., LLC	(10)	SOFR +	3.25%	8.10%	11/16/2022	12/29/2028	641	633	625	0.40
Surgery Centers Holdings, Inc.	(8)	SOFR +	2.75%	7.09%	6/20/2024	12/19/2030	1,036	1,036	1,045	0.67
								19,671	19,763	12.74
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	7.61%	11/16/2022	2/15/2029	4,492	4,273	4,512	2.91
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.30%	5/1/2024	5/1/2031	5,192	5,168	5,227	3.37
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.43%	11/16/2022	10/1/2027	1,974	1,926	1,917	1.24
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.59%	12/30/2024	10/22/2029	2,069	2,069	2,081	1.34
								13,436	13,737	8.86

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Co	(8)	SOFR +	2.75%	7.11%	11/7/2024	8/17/2028	$2,291	$2,291	$2,309	1.49%
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.61%	2/6/2023	2/6/2030	1,342	1,332	1,345	0.87
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.61%	2/6/2024	2/6/2031	2,804	2,798	2,814	1.82
Carnival Finance, LLC	(10)	SOFR +	2.75%	7.11%	4/25/2024	10/18/2028	2,321	2,321	2,341	1.51
Cedar Fair, L.P.	(8)	SOFR +	2.00%	6.36%	5/1/2024	5/1/2031	724	723	727	0.47
FanDuel Group Financing, LLC.	(9)	SOFR +	1.75%	6.08%	11/24/2023	11/25/2030	2,399	2,399	2,397	1.55
Fertitta Entertainment, LLC	(9)	SOFR +	3.50%	7.86%	11/16/2022	1/27/2029	4,130	4,068	4,150	2.68
GVC Finance, LLC	(9)	SOFR +	2.75%	7.08%	5/8/2024	10/31/2029	3,374	3,382	3,388	2.19
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.25%	6.82%	1/17/2024	1/17/2031	711	709	714	0.46
IRB Holding Corp.	(10)	SOFR +	2.50%	6.86%	12/11/2024	12/15/2027	4,533	4,533	4,543	2.93
LC Ahab US Bidco, LLC	(8)	SOFR +	3.00%	7.36%	5/1/2024	5/1/2031	670	667	676	0.44
Marriott Ownership Resorts Inc	(8)	SOFR +	2.25%	6.61%	4/1/2024	4/1/2031	3,127	3,148	3,131	2.02
Mic Glen, LLC	(9)	SOFR +	3.50%	7.97%	11/16/2022	7/21/2028	3,347	3,271	3,371	2.18
New Red Finance, Inc.	(8)	SOFR +	1.75%	6.11%	6/16/2024	9/12/2030	918	916	915	0.59
Ovg Business Services, LLC	(8)	SOFR +	3.00%	7.36%	6/25/2024	6/25/2031	1,508	1,501	1,514	0.98
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.59%	6/11/2024	4/4/2029	2,977	2,977	2,988	1.93
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.86%	9/26/2024	1/31/2031	1,597	1,597	1,612	1.04
Whatabrands, LLC	(9)	SOFR +	2.50%	6.86%	12/11/2024	8/3/2028	4,518	4,518	4,534	2.93
								43,151	43,469	28.08
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.05%	12/5/2024	7/31/2028	4,266	4,266	4,274	2.76
Household Products
Energizer Holdings Inc	(8)	SOFR +	2.00%	6.36%	5/29/2024	12/22/2027	730	730	733	0.47

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Insurance
AmWINS Group Inc	(10)	SOFR +	2.25%	6.72%	11/16/2022	2/19/2028	$742	$741	$745	0.48%
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.86%	2/16/2024	2/14/2031	4,904	4,896	4,920	3.17
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.25%	7.61%	12/11/2024	5/26/2031	4,008	4,008	4,041	2.61
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.36%	6/14/2024	6/14/2031	4,571	4,566	4,592	2.96
HUB International, Ltd.	(8)	SOFR +	2.75%	7.37%	7/30/2024	6/20/2030	668	668	673	0.43
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.86%	8/2/2024	4/18/2030	2,399	2,399	2,420	1.56
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.36%	11/22/2024	2/15/2031	1,980	1,980	1,996	1.29
OneDigital Borrower, LLC	(9)	SOFR +	3.25%	7.61%	7/2/2024	6/13/2031	1,123	1,118	1,128	0.73
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	1,002	1,002	1,002	0.65
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	451	451	451	0.29
								21,829	21,968	14.17
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.15%	7/16/2024	7/16/2031	4,027	4,018	4,061	2.62
TripAdvisor, Inc.	(8)	SOFR +	2.75%	7.11%	7/8/2024	7/8/2031	2,386	2,380	2,405	1.55
								6,398	6,466	4.17
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	7.83%	8/2/2024	2/1/2031	3,364	3,360	3,391	2.19
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.50%	8.62%	7/17/2024	5/14/2031	828	828	836	0.54
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.36%	11/16/2022	10/16/2026	2,047	2,017	1,971	1.27
Fortress Intermediate 3 Inc	(8)	SOFR +	3.50%	7.86%	6/27/2024	6/27/2031	2,494	2,487	2,505	1.62
Newfold Digital Holdings Group Inc	(11)	SOFR +	3.50%	8.14%	11/16/2022	2/10/2028	3,036	2,895	2,603	1.68
ThoughtWorks, Inc.	(9)	SOFR +	2.75%	7.22%	11/16/2022	3/24/2028	2,293	2,256	2,240	1.45
Virtusa Corp.	(10)	SOFR +	3.25%	7.61%	6/21/2024	2/15/2029	4,995	4,995	5,036	3.25
World Wide Technology Holding Co, LLC	(4)(9)	SOFR +	2.25%	6.69%	3/14/2024	3/1/2030	896	896	899	0.58
								19,734	19,481	12.58
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.50%	7.83%	2/5/2024	11/12/2029	2,532	2,521	2,509	1.62

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Life Sciences Tools & Services
IQVIA Inc	(8)	SOFR +	2.00%	6.33%	11/28/2023	1/2/2031	$433	$433	$437	0.28%
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	8.86%	11/16/2022	12/16/2028	2,431	2,365	2,451	1.58
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	7.84%	5/28/2024	11/30/2027	3,533	3,533	3,552	2.29
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.36%	7/25/2024	11/15/2028	2,847	2,847	2,870	1.85
								9,178	9,310	6.00
Machinery
American Trailer World Corp	(10)	SOFR +	3.75%	8.21%	11/16/2022	3/3/2028	2,450	2,411	2,187	1.41
Chart Industries, Inc.	(9)	SOFR +	2.50%	7.09%	7/2/2024	3/16/2030	2,219	2,219	2,231	1.44
Innio North America Holding, Inc.	(8)	SOFR +	3.25%	7.90%	7/12/2024	11/2/2028	673	673	678	0.44
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	3.00%	7.37%	12/11/2024	6/14/2030	2,316	2,316	2,336	1.51
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	7.86%	9/3/2024	8/31/2028	3,730	3,730	3,767	2.43
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.36%	6/6/2024	4/5/2029	3,014	3,014	3,043	1.96
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.50%	8.59%	3/14/2024	4/30/2030	4,340	4,331	4,377	2.82
								18,694	18,619	12.01
Media
ABG Intermediate Holdings 2, LLC.	(8)	SOFR +	2.25%	6.59%	12/13/2024	12/21/2028	391	391	393	0.25
American Greetings Corp	(8)	SOFR +	5.75%	10.11%	4/30/2024	10/30/2029	1,292	1,270	1,303	0.84
Cogeco Communications Finance USA LP	(9)	SOFR +	2.50%	6.97%	9/29/2023	9/1/2028	2,437	2,384	2,426	1.57
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.75%	7.58%	8/15/2024	2/21/2031	662	662	667	0.43
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	7.72%	3/2/2023	3/31/2031	2,727	2,706	2,705	1.75
								7,413	7,494	4.84
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	3.25%	7.61%	8/21/2024	8/18/2030	637	637	644	0.42
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust Inc	(9)	SOFR +	3.50%	7.84%	11/16/2022	5/9/2029	2,431	2,353	2,439	1.57

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Oil, Gas & Consumable Fuels
AL GCX Holdings, LLC	(9)	SOFR +	2.75%	7.26%	11/16/2022	5/17/2029	$2,571	$2,566	$2,592	1.67%
Buckeye Partners LP	(8)	SOFR +	1.75%	6.11%	2/6/2024	11/1/2026	2,037	2,040	2,040	1.32
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	8.38%	11/16/2022	12/21/2028	2,969	2,945	2,987	1.93
GIP Pilot Acquisition Partners LP	(8)	SOFR +	2.50%	7.09%	5/22/2024	10/4/2030	1,115	1,115	1,123	0.72
								8,666	8,742	5.64
Pharmaceuticals
Elanco Animal Health Inc	(8)	SOFR +	1.75%	6.40%	11/16/2022	8/1/2027	2,371	2,372	2,371	1.53
Professional Services
AlixPartners, LLP	(9)	SOFR +	2.50%	6.97%	11/16/2022	2/4/2028	1,360	1,353	1,367	0.88
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.84%	12/17/2024	12/17/2031	1,142	1,139	1,145	0.74
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.25%	8.61%	11/16/2022	12/29/2028	3,825	3,755	3,853	2.49
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	7.11%	1/31/2024	1/31/2031	2,700	2,694	2,701	1.74
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.11%	11/16/2022	12/29/2028	1,905	1,897	1,851	1.19
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	11/16/2022	4/9/2027	3,733	3,679	3,660	2.36
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.36%	2/28/2024	2/28/2031	1,205	1,194	1,220	0.79
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	11/16/2022	11/6/2028	484	468	482	0.31
Grant Thornton Advisors, LLC	(8)	SOFR +	3.25%	7.61%	5/31/2024	6/2/2031	2,378	2,378	2,381	1.54
Mercury Borrower, Inc.	(8)	SOFR +	3.00%	7.36%	12/13/2024	8/2/2028	3,607	3,607	3,643	2.35
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.80%	7/1/2024	6/27/2031	2,573	2,570	2,591	1.67
Ryan, LLC	(9)	SOFR +	3.50%	7.86%	11/9/2023	11/14/2030	2,381	2,352	2,390	1.54
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.59%	2/24/2023	7/31/2031	4,714	4,690	4,748	3.06
Soliant Lower Intermediate, LLC	(8)	SOFR +	3.75%	8.11%	7/18/2024	7/18/2031	1,257	1,245	1,251	0.81
Trans Union, LLC.	(8)	SOFR +	1.75%	6.11%	1/30/2024	6/24/2031	4,527	4,527	4,526	2.92
VT Topco, Inc.	(9)	SOFR +	3.00%	7.33%	4/3/2024	8/9/2030	1,026	1,026	1,035	0.67
								38,574	38,844	25.06
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(4)(9)	SOFR +	3.00%	7.36%	6/18/2024	1/31/2030	1,746	1,747	1,754	1.13
Cushman & Wakefield US Borrower, LLC	(4)(9)	SOFR +	3.25%	7.61%	9/25/2024	1/31/2030	1,708	1,708	1,729	1.12
								3,455	3,483	2.25

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Software
Applied Systems, Inc.	(8)	SOFR +	3.00%	7.33%	2/23/2024	2/24/2031	$175	$174	$177	0.11%
BEP Intermediate Holdco, LLC	(8)	SOFR +	3.25%	7.61%	4/26/2024	4/25/2031	742	742	749	0.48
Boost Newco Borrower, LLC	(8)	SOFR +	2.50%	6.83%	8/1/2024	1/31/2031	5,821	5,821	5,863	3.78
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.34%	7/30/2024	7/30/2031	4,766	4,755	4,811	3.10
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031	1,419	1,419	1,425	0.92
Cloudera, Inc.	(9)	SOFR +	3.75%	8.21%	11/16/2022	10/8/2028	3,532	3,443	3,530	2.28
Conga Corp.	(10)	SOFR +	3.50%	8.09%	8/8/2024	5/8/2028	3,536	3,536	3,572	2.30
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	11/16/2022	9/29/2028	3,494	3,410	3,521	2.27
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.22%	11/16/2022	10/16/2028	2,150	2,009	1,899	1.23
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.20%	5/1/2024	12/1/2029	5,968	5,955	6,022	3.89
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030	4,457	4,457	4,505	2.91
Ellucian Holdings, Inc.	(9)	SOFR +	3.00%	7.36%	2/29/2024	10/9/2029	2,659	2,659	2,680	1.73
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.07%	6/11/2024	3/2/2028	3,856	3,847	3,794	2.45
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	601	601	606	0.39
Gen Digital Inc	(9)	SOFR +	1.75%	6.11%	6/5/2024	9/12/2029	5,860	5,860	5,848	3.77
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.00%	7.36%	9/26/2024	12/1/2027	2,886	2,886	2,914	1.88
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.36%	6/28/2024	9/27/2030	5,940	5,891	6,014	3.88
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	6.11%	5/31/2024	5/30/2031	746	745	746	0.48
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.69%	11/16/2022	11/19/2026	3,517	3,361	3,110	2.01
ION Trading Finance Ltd.	(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028	2,126	2,126	2,132	1.38
McAfee Corp.	(9)	SOFR +	3.00%	7.37%	5/31/2024	3/1/2029	3,537	3,537	3,545	2.29
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.19%	11/16/2022	5/2/2029	3,370	3,299	3,151	2.03
Planview Parent Inc	(8)	SOFR +	3.50%	7.83%	12/17/2024	12/17/2027	1,906	1,906	1,922	1.24
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.58%	5/14/2024	10/28/2030	3,259	3,259	3,284	2.12
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.36%	5/28/2024	8/31/2028	2,977	2,977	2,995	1.93

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Software (continued)
Quartz Acquireco, LLC	(8)	SOFR +	2.75%	7.08%	6/3/2024	6/28/2030	$1,968	$1,968	$1,985	1.28%
RealPage, Inc.	(9)	SOFR +	3.00%	7.59%	11/16/2022	4/24/2028	2,740	2,676	2,738	1.77
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.61%	10/5/2023	11/28/2028	2,572	2,543	2,595	1.67
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.12%	12/18/2024	5/12/2028	3,595	3,595	3,613	2.33
Sovos Compliance, LLC	(9)	SOFR +	4.50%	8.97%	11/16/2022	8/11/2028	3,518	3,472	3,549	2.29
Surf Holdings, LLC	(8)	SOFR +	3.50%	7.95%	11/16/2022	3/5/2027	3,517	3,494	3,545	2.29
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.85%	11/16/2022	4/24/2028	3,632	3,453	3,583	2.31
Webpros US Bidco, Inc.	(8)	SOFR +	4.00%	8.36%	3/28/2024	3/19/2031	650	649	657	0.42
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	2,095	2,095	2,116	1.37
								102,620	103,196	66.58
Specialty Retail
Apro, LLC.	(8)	SOFR +	3.75%	8.27%	7/9/2024	7/9/2031	3,942	3,933	3,985	2.57
CWGS Group, LLC	(10)	SOFR +	2.50%	6.97%	11/16/2022	6/3/2028	2,487	2,426	2,441	1.58
HomeServe USA Holding Corp	(8)	SOFR +	2.00%	6.37%	5/29/2024	10/21/2030	823	823	825	0.53
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.50%	7.86%	7/18/2024	5/4/2028	3,043	3,043	3,067	1.98
								10,225	10,318	6.66
Technology Hardware, Storage & Peripherals
Xerox Corp	(9)	SOFR +	4.00%	8.34%	11/17/2023	11/17/2029	2,357	2,331	2,360	1.52
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	6.11%	1/31/2024	1/31/2031	680	679	683	0.44
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	6.12%	6/22/2023	6/24/2030	2,737	2,718	2,739	1.77
Core & Main, LP	(8)	SOFR +	2.00%	6.38%	2/9/2024	2/9/2031	1,077	1,077	1,082	0.70
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.22%	11/16/2022	3/31/2028	7,073	6,971	7,131	4.60
FleetPride, Inc.	(9)	SOFR +	4.50%	8.86%	9/29/2023	9/29/2028	3,735	3,701	3,486	2.25
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.10%	11/16/2022	1/31/2028	2,962	2,940	2,924	1.89
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	11/16/2022	12/22/2028	4,321	4,199	4,362	2.81
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.88%	12/12/2024	6/7/2031	1,295	1,295	1,301	0.84
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.10%	11/16/2022	12/28/2027	2,434	2,415	2,381	1.54
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.46%	3/25/2024	3/25/2031	1,742	1,736	1,753	1.13
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.61%	6/13/2024	10/19/2029	4,585	4,574	4,599	2.97
Windsor Holdings III LLC	(8)	SOFR +	3.50%	7.86%	9/20/2024	8/1/2030	1,840	1,840	1,866	1.20
								34,145	34,307	22.14

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Members’ Equity

First Lien (continued)
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	11/16/2022	12/17/2027	$4,303	$4,266	$4,313	2.78%
Total First Lien Debt								645,881	650,532	419.74
Total Investment Portfolio								645,881	650,532	419.74
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				4.34%				92,784	92,784	59.87
Other Cash and Cash Equivalents								56,459	56,459	36.43
Total Portfolio Investments, Cash and Cash Equivalents								$795,124	$799,775	516.04%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Groundworks, LLC	Delayed Draw Term Loan	3/14/2026	$248	$—
Total Unfunded Commitments			$248	$—
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2024 was 2.00%.
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
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $650.5 million or 419.74% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statement of assets and liabilities information of the Verdelite JV as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value (cost of $645,881 and $582,598, respectively)	$650,532	$591,886
Cash and cash equivalents	149,243	6,307
Interest receivable	4,502	2,777
Receivable for investments sold	936	3,574
Deferred financing costs	—	711
Total assets	$805,213	$605,255
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,638 and $0 , respectively)	$634,716	$356,700
Distribution payable	—	21,310
Interest payable and other liabilities	15,512	79,513
Total liabilities	650,228	457,523
MEMBERS’ EQUITY
Members’ equity	154,985	147,732
Total members’ equity	154,985	147,732
Total liabilities and members’ equity	$805,213	$605,255
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the years ended December 31, 2024 and December 31, 2023 and the period from the commencement of operations of Verdelite JV to December 31, 2022:

	For the Year Ended December 31,		For the Period Ended December 31, 2022
	2024	2023
Investment income:
Interest income	$61,366	$44,353	$5,607
Other income	25	191	3
Total investment income	61,391	44,544	5,610
Expenses:
Interest expense	37,436	23,370	2,936
Other expenses	226	700	134
Total expenses	37,662	24,070	3,070
Net investment income before tax expense	23,729	20,474	2,540
Tax expense	—	—	—
Net investment income after tax expense	23,729	20,474	2,540
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	(4,637)	14,145	(4,857)
Net realized gain (loss) on investments	926	2,218	—
Total net realized and change in unrealized gain (loss)	(3,711)	16,363	(4,857)
Net increase (decrease) in net assets resulting from operations	$20,018	$36,837	$(2,317)
Note 12. Segment Reporting
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The chief operating decision maker (“CODM”) is comprised of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Consolidated Statement of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities as Total net assets. and the significant segment expenses are listed on the Consolidated Statement of Operations.
Note 13. Income Taxes
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2024, 2023 and 2022, permanent differences were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Undistributed net investment income (loss)	$10,423	$19,037	$18,239
Accumulated net realized gain (loss)	$27,503	$17,695	$(12,226)
Paid In Capital	$(37,926)	$(36,732)	$(6,013)
During the years ended December 31, 2024, 2023 and 2022, permanent differences were principally related to non-deductible offering costs, gains and losses related to foreign currency, and partnership investments.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024 (1)	2023	2022
Net increase (decrease) in net assets resulting from operations	$3,484,528	$3,363,183	$663,070
Net change in unrealized (appreciation) depreciation	97,287	(615,705)	1,045,678
Realized gains (losses) for tax not included in book income	(479,261)	(188,075)	31,297
Non-deductible capital gains based incentive fees	—	—	(15,058)
Other non-deductible expenses and excise taxes	37,574	35,795	5,117
Realized losses for tax not recognized	612,779	489,701	220,696
Taxable/distributable income	$3,752,907	$3,084,899	$1,950,800
(1)Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Distributable ordinary income	$972,389	$712,713	$190,977
Capital losses carried forward	(612,779)	(489,701)	(220,696)
Other temporary book/tax differences	799	872	(2,856)
Net unrealized appreciation / (depreciation) on investments, derivatives, and foreign currency	(478,314)	(380,039)	(981,364)
Total accumulated under-distributed (over-distributed) earnings	$(117,905)	$(156,155)	$(1,013,939)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the years ended December 31, 2024, 2023 and 2022, which will be deemed to arise on the first day of the tax years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Short-term:	$79,742	$98,417	$86,229
Long-term:	$533,037	$391,284	$134,468
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Gross unrealized appreciation	$737,027	$603,243	$236,140
Gross unrealized depreciation	(1,356,878)	(933,876)	(1,303,014)
Net unrealized appreciation (depreciation)	$(619,851)	$(330,633)	$(1,066,874)

Tax cost of investments	$69,039,629	$51,074,545	$49,975,483
All of the dividends declared during the years ended December 31, 2024 and December 31, 2023 were derived from ordinary income, as determined on a tax basis.
During the year ended December 31, 2022, $1,798.4 million and $0.0 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.
BCRED Investments LLC, a wholly owned subsidiary that was formed in 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments LLC is subject to certain U.S. Federal, state and local taxes. For the years ended December 31, 2024, 2023 and, 2022 BCRED Investments LLC recorded an income tax provision of $8.9 million, $0.0 million, and $0.0 million, respectively. For the years ended December 31, 2024 and 2023, BCRED Investments LLC recorded a deferred tax liability of $8.9 million, and $0.0 million, respectively, which is significantly related to GAAP to tax outside basis difference in investment in certain partnership interests and included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2024, except as discussed below.
January Subscriptions and Distribution Declaration
The Company received approximately $1,099.6 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective January 1, 2025.
On January 22, 2025, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2020 per Class S share, and $0.2147 per Class D share, which is payable on or about February 27, 2025 to shareholders of record as of January 31, 2024.
February Subscriptions and Distribution Declaration
The Company received approximately $1,457.0 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I, Class D and Class S shares for subscriptions effective February 1, 2025.
On February 20, 2025, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2020 per Class S share, and $0.2147 per Class D share, which is payable on or about March 26, 2025 to shareholders of record as of February 28, 2025.
March Subscriptions
Through the date of issuance of the consolidated financial statements, the Company received approximately $1,259.9 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I, Class D and Class S shares effective March 1, 2025.
Castle Peak Amendment
On January 6, 2025, pursuant to Amendment No. 7 to the Credit and Security Agreement for the Castle Peak Funding Facility, dated as of December 18, 2024, the period during which Castle Peak Funding may make borrowings under the Castle Peak Funding facility was extended to January 6, 2028, and the stated maturity date of the Castle Peak Funding Facility was extended to January 7, 2030.
Blanca Peak Amendment
On January 30, 2025, Blanca Peak Funding entered into the Sixth Amendment to the Credit and Security Agreement (the “Blanca Peak Amendment”) to the Blanca Peak Funding Facility. The Blanca Peak Amendment provides for an extension of the period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility to March 31, 2025.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
January 2032 Notes Issuance
On January 29, 2025, the Company issued $1.0 billion aggregate principal amount of 6.000% notes due 2032 (the “January 2032 Notes”) pursuant to a supplemental indenture, dated as of January 30, 2025 (and together with the Base Indenture, the “January 2032 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The January 2032 Notes will mature on January 29, 2032 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2032 Notes Indenture. The January 2032 Notes bear interest at a rate of 6.000% per year payable semi-annually on January 29 and July 29 of each year, commencing on July 29, 2025. The January 2032 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2032 Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the January 2032 Notes, the Company entered into two interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated these interest rate swaps and the January 2032 Notes in qualifying hedge accounting relationships.
November 2028 Notes Upsize
On February 6, 2025, the Company issued $150.0 million aggregate principal amount of 7.300% notes due 2028 (the “November 2028 Notes Upsize”) under the Company’s Base Indenture and November 2028 Notes Indenture. The November 2028 Notes Upsize were issued as “Additional Notes” under the November 2028 Notes Indenture and have identical terms to the Company’s $500.0 million November 2028 Notes that were issued on November 27, 2023, other than the issue date, issue price and initial interest payment date. The November 2028 Notes Upsize will be treated as a single class of notes with the November 2028 Notes for all purposes under the November 2028 Notes Indenture.
In connection with the November 2028 Notes Upsize, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2028 Notes Upsize in a qualifying hedge accounting relationship.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer.
Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are (a) effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Co-Chief Executive Officers and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board. Our Board elects the Company’s executive officers, who serve at the discretion of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. These individuals are referred to as Independent Trustees. In addition to the information provided below, each trustee possesses the following attributes, which the Board believes has prepared them to be effective trustees: Mr. Bass, experience as an executive and service as a board member; Ms. Collins, experience as an executive and service as a board member of another registered management investment company; Ms. Fuller, experience as an executive and service as a board member of other registered management investment companies; Mr. Clark, experience as an investment professional; Ms. Greene, experience as an executive and service as a board member of a national market system exchange; Mr. Marshall, experience as an executive, investment professional and leadership roles with Blackstone Credit & Insurance and Blackstone; and Mr. Sawhney, experience as an executive and leadership roles with Blackstone.
Effective May 1, 2024, the Board was divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I trustees will expire at the 2025 annual meeting of shareholders; the terms of our Class II trustees will expire at the 2026 annual meeting of shareholders; and the terms of our Class III trustees will expire at the 2027 annual meeting of shareholders.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Class	Trustee Since
Interested Trustee:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	Class III	2020
Vikrant Sawhney	1970	Trustee	Class I	2021
Independent Trustees:
Robert Bass	1949	Trustee	Class II	2020
Tracy Collins	1963	Trustee	Class III	2020
Vicki Fuller	1957	Trustee	Class I	2020
James F. Clark	1961	Trustee	Class I	2020
Michelle Greene	1969	Trustee	Class II	2022

Executive Officers Who are Not Trustees

Name	Year of Birth	Position	Officer Since
Jonathan Bock	1982	Co-Chief Executive Officer	2023
Carlos Whitaker	1976	President	2021
Teddy Desloge	1988	Chief Financial Officer	2023
Katherine Rubenstein	1978	Chief Operating Officer	2021
Matthew Alcide	1987	Chief Accounting Officer (CAO) and Treasurer	2023
Oran Ebel	1979	Chief Legal Officer and Secretary	2023
William Renahan	1969	Chief Compliance Officer	2022
Stacy Wang	1989	Head of Stakeholder Relations	2023
Lucie Enns	1990	Chief Securities Counsel	2024
Trustees
Our trustees have been divided into two groups—interested trustees and Independent Trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Senior Managing Director, Global Head of Private Credit Strategies for BXCI, Chairman and Co-CEO of the Company and Blackstone Secured Lending Fund (“BXSL”). Mr. Marshall is the Global Head of Private Credit Strategies, Chairman and Co-CEO of both the Company and BXSL for BXCI based in New York. Prior to joining Blackstone in 2005, Mr. Marshall worked in various roles at the Royal Bank of Canada (“RBC”), including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as Chief Financial Officer. Mr. Marshall received an M.B.A. from McGill University in Montreal and a B.A. (Honors) in Economics from Queen’s University in Kingston, Canada. Mr. Marshall is also a trustee of BXSL.
Vikrant Sawhney, Trustee, Senior Managing Director, Chief Administrative Officer of Blackstone, Global Head of Institutional Client Solutions. Mr. Sawhney is Blackstone’s Chief Administrative Officer, Global Head of Institutional Client Solutions, and a member of the firm’s Management Committee. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization, and a trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School. Mr. Sawhney is also a trustee of BXSL.
Independent Trustees
Robert Bass. Mr. Bass served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Groupon, Inc. (NASDAQ: GRPN) since 2012, including as Chairman of the audit committee since 2013, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), the board of directors and as Chairman of the audit committee of Redfin Corporation

(NASDAQ: RDFN) since October 2016, and the board of directors and as Chairman of the audit committee of Lucky Strike Entertainment Corp (NYSE: LUCK) (formerly, Bowlero Corporation) since December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass is also a trustee of BXSL.
Tracy Collins. Ms. Collins is an independent finance professional and from 2013 to 2017, served as CEO to SmartFinance LLC, a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that, as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins is also a trustee of BXSL and Blackstone Private Multi-Asset Credit and Income Fund (“BMACX”).
Vicki Fuller. Ms. Fuller is founder and CEO of VLF Development LLC, where she oversees the execution of complex institutional advisory assignments. She previously served as a Director of The Williams Companies, Inc. from 2018 to 2021. Ms. Fuller has served on the board of directors, board of trustees, and key committees for eight for-profit companies. From 2012 to 2018, Ms. Fuller served as the Chief Investment Officer, at New York State Common Retirement Fund (“NYS Common”). Prior to NYS Common, Ms. Fuller had a 27-year career at AllianceBernstein in New York City, a global investment manager, where her final position was Managing Director of the institutional team accountable for business development and client services to the large public pension plan market. Earlier in her career, Ms. Fuller also served roles at Standard and Poor’s and Morgan Stanley. In 2018, Ms. Fuller was appointed to the board of trustees for Fidelity Equity and High Income Funds. Ms. Fuller received her M.B.A. from the University of Chicago and her B.S.B.A. from Roosevelt University. Ms. Fuller is also a trustee of BXSL and BMACX.
James F. Clark. Mr. Clark also serves as a Partner and generalist on the investment team of Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. Mr. Clark is responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Governance Committee and having served on its Investment and Operating Committees. Previously, Mr. Clark worked at Credit Suisse First Boston (“CSFB”) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000 to 2004, and as the firm’s International and Domestic Oil Analyst, from 1989 to 2000. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark also served as a winter adjunct faculty member at Williams College, from 2020 to 2024. Mr. Clark is also a trustee of BXSL and BMACX.
Michelle Greene. Ms. Greene is a board member, President Emeritus and Advisor of the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support long-term focused visionary companies. She also is a board member of the Exchange’s parent company, LTSE Group. Ms. Green is an adjunct professor at Columbia University’s School of International and Public Affairs where she has taught for over a decade. She serves on Advisory Boards for the Aspen Institute Business & Society Program, and the Berkeley Center for Law and Business at UC-Berkeley School of Law. Ms. Greene is an honorary board member at Halcyon, a non-profit incubator of impact-driven businesses. Previously, she worked on financial markets and financial institutions policy, as well as financial crisis response, at the U.S. Department of the Treasury, where she served under two administrations. Ms. Greene also was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (“NYSE”), where she launched and led its global corporate responsibility team, advised Fortune 500 companies on their sustainability programs and served as Executive Director of the NYSE Foundation. Ms. Greene was a consultant at McKinsey & Company, led the Carr Center for Human Rights Policy at Harvard University, and begun her career as a corporate securities lawyer. Ms. Greene has served on World Economic Forum advisory boards on financial inclusion and gender parity as Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, and as a member of the White House Council on Women and Girls. as well as on a number of non-profit boards. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene is also a trustee of BXSL.
Executive Officers Who Are Not Trustees
Jonathan Bock, Senior Managing Director, Co-CEO of the Company and BXSL, Co-President of BMACX, Global Head of Market Research for BXCI. Mr. Bock is a Senior Managing Director and the Co-CEO of the Company and BXSL, and Global Head of Market Research for BXCI based in New York. Prior to joining Blackstone, Mr. Bock was the Chief Executive

Officer of Barings Business Development Companies. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Mr. Bock was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a B.S. in Finance from the University of Illinois College of Business and is a member of the CFA Institute.
Carlos Whitaker, Senior Managing Director, President of the Company and BXSL, Co-President of BMACX. Mr. Whitaker is a Senior Managing Director and the President of the Company and BXSL for BXCI based in New York. Before joining Blackstone in 2021, Mr. Whitaker was at Credit Suisse, where he was a Managing Director and held senior executive roles in the Global Markets division, including Head of New York Advisory Sales and Co-Head of Europe, Middle East, & Africa Advisory Sales. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting, and a Master of Professional Accounting from the University of Texas at Austin, where he graduated with honors as a Sommerfeld Scholar. He is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. He also sits on the boards of New York for McCombs and Apollo Theater in Harlem.
Teddy Desloge (Portfolio Manager), Managing Director, Chief Financial Officer of the Company and BXSL. Mr. Desloge is a Managing Director and serves as the Chief Financial Officer and Portfolio Manager of the Company and BXSL for BXCI. Since joining Blackstone in 2015, Mr. Desloge has been involved with investment management of various direct lending funds and has focused on origination, research, and execution of private and opportunistic credit investments across industries, supporting Blackstone Credit & Insurance’s Private Credit Strategies. Prior to joining Blackstone Credit & Insurance in 2015, Mr. Desloge focused on origination, research and execution of private credit investments at Gefinor Capital. He started his career in the Leveraged Finance Group at Jefferies. Mr. Desloge graduated from Hobart & William Smith Colleges with a B.A. and a major in Economics.
Katherine Rubenstein, Managing Director, Chief Operating Officer of North America Private Credit, Chief Operating Officer of the Company, BXSL and BMACX. Ms. Rubenstein is a Managing Director and the Chief Operating Officer of North America Private Credit for BXCI based in New York. Ms. Rubenstein also serves as Chief Operating Officer of the Company and BXSL. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Value Creation Program), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for BXCI’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an AB from Dartmouth College. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college.
Matthew Alcide, Managing Director, Chief Accounting Officer and Treasurer of the Company and BXSL. Mr. Alcide is a Managing Director and the Chief Accounting Officer and Treasurer of the Company and BXSL for BXCI based in New York. Mr. Alcide leads the BXCI BDC Finance Group where he oversees the accounting and financial reporting for Blackstone’s business development companies, BXSL and BCRED. Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities. Mr. Alcide graduated magna cum laude from Providence College with a B.S. in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York.
Oran Ebel, Managing Director, Chief Legal Officer and Secretary of the Company and BXSL. Mr. Ebel is Deputy General Counsel of BXCI and a Managing Director in the Legal & Compliance Group. Mr. Ebel oversees legal matters relating to Blackstone Credit & Insurance’s BDCs, is responsible for legal matters relating to Blackstone Credit & Insurance’s Private Credit investments and plays a key role overseeing other legal functions relating to Blackstone Credit & Insurance’s business. Prior to joining Blackstone in 2013, Mr. Ebel was an associate in the Finance Group of Debevoise & Plimpton LLP in New York. Mr. Ebel received an A.B., cum laude, from Princeton University and a J.D., cum laude, from New York University School of Law.

William Renahan, Managing Director, Chief Compliance Officer of the Company, BXSL and BMACX. Mr. Renahan is a Managing Director in the Legal & Compliance Group and serves as the Chief Compliance Officer of Blackstone’s Registered Funds. Prior to joining Blackstone, Mr. Renahan was a Senior Managing Director at Duff & Phelps Investment Management and served as Chief Compliance Officer of its investment adviser and affiliated registered investment companies. He graduated with a B.A. from Hobart College, a J.D. with honors from Albany Law School, and a Master of Laws in Taxation from New York University School of Law. He is admitted to practice law in New York State and holds Series 7 and 24 FINRA licenses.
Stacy Wang, Managing Director and Head of Stakeholder Relations of the Company and BXSL. Ms. Wang is a Managing Director and the Head of Stakeholder Relations for the Company and BXSL for BXCI based in New York. Prior to Ms. Wang’s current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors. Prior to joining Blackstone in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions. Ms. Wang graduated from the Stern School of Business at New York University with a B.S. in Finance and Journalism.
Lucie Enns, Senior Vice President, Chief Securities Counsel of the Company, BXSL and BMACX. Ms. Enns is a Senior Vice President in the Legal & Compliance Group. Before joining Blackstone in 2021, Ms. Enns was an attorney at Simpson Thacher & Bartlett in the funds group, focusing on alternative investment products including BDCs, interval funds, and closed-end funds. Prior to that, she worked at K&L Gates in the investment management group with a focus on mutual funds, ETFs, and closed-end funds. Ms. Enns holds a B.S. in Political Science, cum laude, from the University of Alabama, and a J.D., summa cum laude, from American University.
Board Leadership Structure
The Board is currently composed of seven Trustees, five Independent Trustees and two trustees who are not Independent Trustees (the “Interested Trustees”). Brad Marshall serves as Chairperson of the Board. Mr. Marshall is an “interested person” of the Company. The appointment of Mr. Marshall as Chairperson reflects the Board’s belief that his experience, familiarity with the Company’s day-to-day operations and access to individuals with responsibility for the Company’s management and operations provides the Board with insight into the Company’s business and activities and, with his access to appropriate administrative support, facilitates the efficient development of meeting agendas that address the Company’s business, legal and other needs and the orderly conduct of board meetings. All committees are chaired by Independent Trustees. Executive sessions, which are meetings of the Independent Trustees without the presence of Interested Trustees and management, are regularly held throughout the year. At each of these meetings, the Independent Trustees will determine which member will preside at such session. The Board has determined that its leadership structure is appropriate in light of the Company’s circumstances and provides for the informed and independent exercise of its responsibilities.
Board’s Role in Risk Oversight
Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of Independent Trustees, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.
Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. In addition to such periodic reports, the Board, or a committee thereof, may receive updates from management as to the Company’s and the Adviser’s cybersecurity risks and Blackstone cybersecurity program developments. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
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
Audit Committee
The Company’s Board has an Audit Committee that is responsible for (a) assisting the Board’s oversight of the integrity of the Company’s financial statements, the independent registered public accounting firm’s qualifications and independence, the Company’s compliance with legal and regulatory requirements and the performance of the Company’s independent registered public accounting firm; (b) preparing an Audit Committee report, if required by the SEC, which will be included in our annual proxy statement; (c) overseeing the scope of the annual audit of the Company’s financial statements, the quality and objectivity of the Company’s financial statements, accounting and financial reporting policies and internal controls; (d) determining the selection, appointment, retention and termination of the Company’s independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approving all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acting as a liaison between the Company’s independent registered public accounting firm and the Board. The members of the Audit Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene all of whom have been determined not to be “interested persons” of the Company under the 1940 Act. Robert Bass serves as the Chairperson of the Audit Committee. Our Board of Trustees has determined that Robert Bass qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.
The Company’s Audit Committee charter is available on the Company’s website, www.bcred.com under “BCRED Leadership & Governance” under “Why Invest In BCRED.”
The Board has determined that the service of Mr. Bass on the audit committees of more than three public companies does not impair his ability to effectively serve on the Company’s audit committee, given Mr. Bass’s extensive experience as an audit professional, his proficiency in accounting, and his knowledge of the Company.
Nominating and Governance Committee
The Company’s Board has a Nominating and Governance Committee that is responsible for selecting and nominating the Company’s Independent Trustees for election as trustees to the Board of the Company. The members of the Nominating and Governance Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act. Ms. Collins serves as Chairperson of the Nominating and Governance Committee.

When vacancies or creations occur, the Nominating and Governance Committee will consider trustee candidates recommended by a variety of sources to nominate for election by the Company’s shareholders. While the Nominating and Governance Committee is solely responsible for the selection and nomination of the Company’s Independent Trustees, the Nominating and Governance Committee may accept nominees recommended by a shareholder as it deems appropriate. Shareholders who wish to recommend a nominee may do so by submitting their recommendation with biographical information and a statement as to the qualifications of the proposed nominee to the Secretary of the Company at 345 Park Avenue, 31st Floor, New York, New York 10154. The Nominating and Governance Committee will consider nominees to the Board of Trustees recommended by a shareholder, if such shareholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Trustee by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.
In considering trustee candidates, the Nominating and Governance Committee will take into consideration whether or not the person is willing and able to commit the time necessary for the performance of the duties of a trustee, whether the person is otherwise qualified under applicable laws and regulations to serve as a trustee, the contribution which the person may be expected to make to the Board and the Company, with consideration being given to the person’s business and professional experience, board experience, education and such other factors as the Nominating and Governance Committee, in its sole judgment, may consider relevant and the character and integrity of the person. In evaluating Independent Trustee candidates, the Nominating and Governance Committee also considers, among other factors that it may deem relevant, whether or not the person is an “interested person” as defined in the 1940 Act, whether or not the person has any relationships that might impair his or her independence, such as any business, financial or family relationship with Company management, the Company’s investment adviser, or any other principal Company service providers or their affiliates and whether or not the person serves on the boards of, or is otherwise affiliated with, competing financial service organizations or their related mutual fund complexes.
The Company’s Nominating and Governance Committee charter is available on the Company’s website, www.bcred.com under the “Why Invest in BCRED” tab by selecting “BCRED Leadership & Governance.”
Communications to the Board of Trustees
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual trustees or any group or committee of trustees, correspondence should be addressed to the Board or any such individual trustees or group or committee of trustees by either name or title. All such correspondence should be sent to c/o Blackstone Private Credit Fund, 345 Park Avenue, 31st Floor, New York, NY 10154, Attention: Chief Compliance Officer. Any communication to report potential issues regarding accounting, internal controls and other auditing matters will be directed to the Audit Committee. Appropriate Company personnel will review and sort through communications before forwarding them to the addressee(s) and exclude communications that does not reasonably relate to the Company or its operations, management, activities, policies, service providers, Board, officers, shareholders or other matters relating to an investment in the Company or is purely ministerial in nature.
Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (to the extent applicable, unless otherwise indicated in the code of business conduct and ethics). The code of business conduct and ethics is designed to comply with SEC regulations. Our code of business conduct and ethics is available on our website, www.bcred.com, under the “Why Invest in BCRED” tab by selecting “BCRED Leadership & Governance.”
The Independent Trustees have authority to grant any waiver of the code of business conduct and ethics. We intend to disclose any modification or waiver of the code of business conduct and ethics on our website, as required by law.

Our code of business conduct and ethics operates in conjunction with, and in addition to, the policies of the Adviser and those of the Company. We and the Adviser have codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Insider Trading Policies and Procedures
Our code of ethics pursuant to Rule 17j-1 under the 1940 Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, trustees, and employees of the Company and the Adviser) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Covered persons, other than Independent Trustees, are prohibited from using shorting, options or hedging or derivatives on our securities. Additionally, all purchases and sales of the Company’s securities by trustees, officers and employees of the Company and its affiliates must receive pre-clearance from the Company’s Chief Compliance Officer. The securities trading policy as contained within our code of ethics pursuant to Rule 17j-1 under the 1940 Act, is filed as Exhibit 14 to this annual report, and the foregoing description is qualified by reference to such exhibit.
Dollar Range of Equity Securities Beneficially Owned by Trustees
The following table sets forth the dollar range of equity securities of the Company and on an aggregate basis for the entire Fund Complex overseen by each trustee beneficially owned by each trustee as of March 10, 2025:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney	over $100,000	over $100,000
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	None	None
James F. Clark	over $100,000	over $100,000
Michelle Greene	None	None
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000. This information has been furnished by each trustee as of March 10, 2025. “Beneficial Ownership” is determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of March 10, 2025, multiplied by the Company’s net asset value per share as of December 31, 2024.
(3)The “Fund Complex” consists of the Company, Blackstone Secured Lending Fund, the Blackstone Credit & Insurance Closed-End Funds (Blackstone Senior Floating Rate 2027 Term Fund, Blackstone Long-Short Credit Income Fund and Blackstone Strategic Credit 2027 Term Fund), Blackstone Alternative Multi-Strategy Fund and Blackstone Private Multi-Asset Credit and Income Fund.

Item 11. Executive Compensation.
Executive Compensation
None of our executive officers will receive direct compensation from the Company. We will reimburse the Administrator the allocable portion of the compensation paid by the Administrator (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Adviser’s Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Further, we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, trustees and employees (if any).
Trustee Compensation
We do not pay compensation or reimburse expenses for our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Effective February 23, 2022, we pay each Independent Trustee: (i) $150,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $7,500 per year for the Chairman of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Trustee incurred by such trustee in connection with the fulfillment of his or her duties as an Independent Trustee. The Independent Trustees are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows for the fiscal year ended December 31, 2024:

	Total Compensation earned from the Company for Fiscal Year 2024 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2024 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$185,500	$414,750
Tracy Collins	$178,000	$393,500
Vicki Fuller	$171,000	$379,500
James F. Clark	$178,000	$393,500
Michelle Greene	$178,000	$393,500
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as Chairman of the Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)Total compensation paid from the Fund Complex includes compensation paid by the Company and $229,250, $215,500, $208,500, $215,500, and $215,500 of compensation paid to Mr. Bass, Ms. Collins, Ms. Fuller, Mr. Clark, and Ms. Greene, respectively, by BXSL for the fiscal year ended December 31, 2024. The Blackstone Credit & Insurance Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees. Blackstone Private Multi-Asset Credit and Income Fund did not pay compensation to the trustees for the fiscal year ended December 31, 2024 because it had not yet commenced operations.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 10, 2025, the beneficial ownership as indicated in the Company’s books and records of each current trustee, the Company’s executive officers, the executive officers and trustees as a group, and each person known to us to beneficially own 5% or more of the outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.
Percentage of beneficial ownership is based on 1,629,155,799 shares outstanding as of March 10, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder.

Name & Address	Type of Ownership	Total Shares Owned	Percentage of Shares Held
Interested Trustees
Brad Marshall	Record/Beneficial	88,098	*
Vikrant Sawhney	Record/Beneficial	51,740	*
Independent Trustees
Robert Bass	Record/Beneficial	5,873	*
Tracy Collins	—	—	—
Vicki Fuller	—	—	—
James F. Clark	Record/Beneficial	20,556	*
Michelle Greene	—	—	—
Executive Officers Who Are Not Trustees
Jonathan Bock	—	—	—
Carlos Whitaker	Record/Beneficial	4,367	*
Teddy Desloge	Record/Beneficial	5,118	*
Katherine Rubenstein	Record/Beneficial	4,008	*
Matthew Alcide	—	—	—
Oran Ebel	—	—	—
William Renahan	—	—	—
Stacy Wang	—	—	—
Lucie Enns	—	—	—
All Trustees and Executive Officers as a Group (16 persons)**		179,760	*
* Amounts round to less than 1%
** The address of all executive officers and trustees is 345 Park Avenue, 31st Floor, New York, New York 10154.
Securities Authorized for Issuance Under Equity Compensation Plans
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

For the years ended December 31, 2024, 2023 and 2022, base management fees were $432.4 million, $316.2 million and $259.9 million, respectively. As of December 31, 2024 and December 31, 2023, $120.1 million and $87.3 million, respectively, was payable to the Adviser relating to management fees.
For the years ended December 31, 2024, 2023 and 2022, the Company accrued income based incentive fees of $543.7 million, $446.9 million and $288.9 million, respectively. As of December 31, 2024 and December 31, 2023, $144.7 million and $122.9 million, respectively, was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2024 and 2023, the Company accrued no capital gains based incentive fees. For the year ended December 31, 2022 the Company reversed previously accrued capital gains based incentive fee of $15.1 million.
As of December 31, 2024 and December 31, 2023, no amount was payable to the Adviser for capital gains based incentive fees.
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $6.7 million, $6.7 million and $5.8 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2024 and December 31, 2023, $3.2 million and $2.3 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established objective criteria (the “Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Blackstone Credit & Insurance BDCs and other public or private Blackstone Credit & Insurance funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit & Insurance must offer an opportunity for the Blackstone Credit & Insurance BDCs to participate. The Blackstone Credit & Insurance BDCs may determine to participate or not to participate, depending on whether Blackstone Credit & Insurance determines that the investment is appropriate for the Blackstone Credit & Insurance BDCs (e.g., based on investment strategy). The co-investment is generally allocated to us, any other Blackstone Credit & Insurance BDCs (including Blackstone Secured Lending Fund) and the other Blackstone Credit & Insurance funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
Other Related Party Transactions
The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to the Emerald JV and Verdelite JV. For the year ended December 31, 2024, the Company purchased investments from Emerald JV with a par value of $482.4 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $486.9 million. For the year ended December 31, 2024 the Company did not purchase investments from or sell investments to Verdelite JV.
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

Statement of Policy Regarding Transactions with Related Persons
The Board has adopted a written statement of policy regarding transactions with affiliated parties, including related persons (as such term is defined in Item 404 of Regulation S-K).The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. The Independent Trustees of the Company are required to review, approve or ratify any transactions with related persons. Each of the Company’s trustees and executive officers is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or designee of any potential related party transactions.
Trustee Independence
For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”
Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
	2024	2023
Audit Fees	$1,940,000	$1,850,000
Audit-Related Fees	301,000	107,500
Tax Fees	150,000	—
All Other Fees	216,000	—
	$2,607,000	$1,957,500
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
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category includes fees for services provided in connection with the preparation and review of tax returns, tax compliance, tax advice and tax planning.
Fees included in other fees includes products and services provided to the Company by Deloitte & Touche LLP, other than the services reported in “Audit Fees”, “Audit-Related Fees” and “Tax Fees” above, for the years ended December 31, 2024 and 2023.
No audit related, tax or other fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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
Annual Approval
On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 145 of this annual report on Form 10-K.
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to Supplement No. 3 dated November 19, 2024 to the Company’s Registration Statement on Form N-2, filed on April 26, 2024).

4.2
Master Note Purchase Agreement, dated as of June 21, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

4.3
Note Purchase Agreement, dated May 3, 2022, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2022).

4.4
Master Note Purchase Agreement, dated October 11, 2022, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2022).

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

Exhibit Number	Description of Exhibits
4.6.3
Fifth Supplemental Indenture, dated as of November 22, 2021, relating to the 3.250% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.4
Sixth Supplemental Indenture, dated as of January 18, 2022, relating to the 2.700% Notes due 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.5
Seventh Supplemental Indenture, dated as of January 18, 2022, relating to the 4.000% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.6
Eighth Supplemental Indenture, dated as of March 24, 2022, relating to the 2.700% Notes due 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

4.6.7
Ninth Supplemental Indenture, dated as of April 14, 2022, relating to the 4.875% Notes due 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on April 21, 2022).

4.6.8
Tenth Supplemental Indenture, dated as of September 27, 2022, relating to the 7.050% Notes due 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 27, 2022).

4.6.9
Eleventh Supplemental Indenture, dated as of November 27, 2023, relating to the 7.300% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 28, 2023).

4.6.10
Twelfth Supplemental Indenture, dated as of January 25, 2024, relating to the 6.250% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 29, 2024).

4.6.11
Thirteenth Supplemental Indenture, dated as of May 29, 2024, relating to the 5.950% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

4.6.12
Fourteenth Supplemental Indenture, dated as of September 26, 2024, relating to the 4.950% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.6.13
Fifteenth Supplemental Indenture, dated as of September 26, 2024, relating to the 5.250% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.6.14
Sixteenth Supplemental Indenture, dated as of November 22, 2024, relating to the 5.600% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.6.15
Seventeenth Supplemental Indenture, dated as of November 22, 2024, relating to the 6.000% Notes due 2034, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.6.16
Eighteenth Supplemental Indenture, dated as of January 29, 2025, relating to the 6.000% Notes due 2032, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 29, 2025).

4.6.17	Form of 2.625% Notes due 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.6.18	Form of 1.750% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2021).

Exhibit Number	Description of Exhibits
4.6.19	Form of 3.250% Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.6.20	Form of 2.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.21	Form of 4.000% Notes due 2029 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.6.22	Form of 4.700% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

4.6.23	Form of 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 21, 2022).

4.6.24	Form of 7.050% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 27, 2022).

4.6.25	Form of 7.300% Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 28, 2023).

4.6.26	Form of 6.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 29, 2024).

4.6.27	Form of 5.950% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

4.6.28	Form of 4.950% Notes due 2027 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.6.29	Form of 5.250% Notes due 2030 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.6.30	Form of 5.600% Notes due 2029 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.6.31	Form of 6.000% Notes due 2034 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.6.32	Form of 6.000% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 29, 2025).

4.7
Registration Rights Agreement, dated as of September 26, 2024, relating to the 4.950% Notes due 2027, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and RBC Capital Markets, LLC as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.8
Registration Rights Agreement, dated as of September 26, 2024, relating to the 5.250% Notes due 2030, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Wells Fargo Securities, LLC, Barclays Capital Inc., J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc. as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.9
Registration Rights Agreement, dated as of November 22, 2024, relating to the 5.600% Notes due 2029, by and among the Company and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, RBC Capital Markets, LLC and Truist Securities, Inc. as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.10
Registration Rights Agreement, dated as of November 22, 2024, relating to the 6.000% Notes due 2034, by and among the Company and Wells Fargo Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and SMBC Nikko Securities America, Inc. as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

Exhibit Number	Description of Exhibits

4.11	Description of Securities.*

10.1
Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated August 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2022).

10.2
Second Amended and Restated Investment Advisory Agreement between the Company and the New Adviser, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.3
Sub-Advisory Agreement among the Company, the New Adviser and the Adviser, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.4
Intermediary Manager Agreement between the Company and the Intermediary Manager, dated October 5, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.5	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2, filed on September 30, 2020).

10.6	Distribution and Shareholder Servicing Plan of the Company, dated October 5, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

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

10.9
Administration Agreement between the Company and Blackstone Private Credit Strategies LLC, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.10
Sub-Administration Agreement between the New Administrator and the Administrator, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.11
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

10.13
Expense Support and Conditional Reimbursement Agreement by and between the Company and the Adviser, dated October 5, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.14	Multi-Class Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.15
Amended and Restated Distribution Reinvestment Plan, effective as of November 7, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.16
Securities Purchase Agreement, dated March 5, 2021, by and among the Company, Twin Peaks Parent LLC, BCRED Twin Peaks LLC, Teacher Retirement System of Texas and Blackstone Credit BDC Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2021).

Exhibit Number	Description of Exhibits
10.17
Amendment and Restatement Agreement, dated as of May 6, 2022, to the Senior Secured Credit Agreement, dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto, Citibank N.A., as administrative agent, and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2022).

10.18
Amended and Restated Senior Secured Credit Agreement, dated as of May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 12, 2022).

10.19
First Amendment and Extension Agreement to the Amended and Restated Senior Secured Credit Agreement, dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

10.20
Amended and Restated Senior Secured Credit Agreement, dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

10.21
Amendment No. 2, dated June 12, 2024, to the Amended and Restated Senior Secured Credit Agreement, dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed on August 13, 2024).

10.22
Amendment No. 3, dated August 6, 2024, to the Amended and Restated Senior Secured Credit Agreement, dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 13, 2024).

14	Code of Ethics *

19.1	Insider Trading Policies and Procedures (included in Exhibit 14).

21.1	Subsidiaries *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit Number	Description of Exhibits
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________
*    Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Private Credit Fund

Date: March 14, 2025	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 14, 2025.

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