Form 10-Q
period 2025-03-31
Blackstone Private Credit Fund
filed 2025-05-12
CIK 1803498

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
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 12, 2025 was 1,150,812,923, 543,102,015 and 25,755,533 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

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
•general economic, logistical and political trends and other external factors, including inflation, trade policies and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
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
•actual and potential conflicts of interest with Blackstone Private Credit Strategies LLC (the “Adviser”), Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and together with the Adviser, the “Advisers”) or any of their affiliates;
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
•the ability of the Advisers to source suitable investments for us and to monitor and administer our investments;
•the impact of future acquisitions and divestitures;
•the ability of the Advisers or their affiliates to attract and retain highly talented professionals;
•general price and volume fluctuations in the stock market;
•our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as updated by the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $66,892,877 and $66,124,775, respectively)	$66,496,763	$65,689,987
Non-controlled/affiliated investments (cost of $12,141 and $558, respectively)	12,603	1,394
Controlled/affiliated investments (cost of $2,879,133 and $2,860,338, respectively)	2,680,337	2,728,396
Total investments at fair value (cost of $69,784,151 and $68,985,671, respectively)	69,189,703	68,419,777
Cash and cash equivalents (restricted cash of $494,504 and $305,900, respectively)	3,273,843	1,650,679
Interest receivable from non-controlled/non-affiliated investments	677,431	712,903
Interest receivable from non-controlled/affiliated investments	29	—
Interest receivable from controlled/affiliated investments	69	96
Dividend receivable from controlled/affiliated investments	60,093	56,636
Receivable from broker	233,859	253,890
Deferred financing costs	133,886	132,751
Deferred offering costs	1,301	1,524
Receivable for investments sold	107,768	38,838
Derivative assets at fair value (Note 6)	73,589	16,476
Total assets	$73,751,571	$71,283,570
LIABILITIES
Debt (net of unamortized debt issuance costs of $177,377 and $136,810, respectively)	$29,922,534	$30,452,578
Payable for investments purchased	296,966	250,150
Management fees payable (Note 3)	129,106	120,103
Income based incentive fees payable (Note 3)	151,776	144,724
Capital gains incentive fees payable (Note 3)	—	—
Interest payable	391,408	398,004
Derivative liabilities at fair value (Note 6)	69,092	126,281
Due to affiliates	17,453	20,721
Distribution payable (Note 9)	359,606	331,762
Payable for share repurchases (Note 9)	581,365	531,058
Board of Trustee payable	242	224
Accrued expenses and other liabilities	26,304	52,202
Total liabilities	31,945,852	32,427,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value 1,655,814,859 and 1,528,574,321 shares issued and outstanding, respectively)	16,558	15,286
Additional paid in capital	42,192,819	38,958,382
Distributable earnings (loss)	(403,658)	(117,905)
Total net assets	41,805,719	38,855,763
Total liabilities and net assets	$73,751,571	$71,283,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	March 31, 2025	December 31, 2024
Class I Shares:
Net assets	$27,811,579	$25,661,534
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,101,546,131	1,009,518,371
Net asset value per share	$25.25	$25.42
Class S Shares:
Net assets	$13,355,820	$12,611,626
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	528,986,958	496,136,844
Net asset value per share	$25.25	$25.42
Class D Shares:
Net assets	$638,320	$582,603
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	25,281,770	22,919,106
Net asset value per share	$25.25	$25.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,653,532	$1,390,843
Payment-in-kind interest income	91,935	92,331
Dividend income	8,107	—
Fee income	7,489	2,390
From non-controlled/affiliated investments:
Interest income	29	—
Payment-in-kind interest income	35	—
From controlled/affiliated investments:
Interest income	474	—
Payment-in-kind interest income	5,931	349
Dividend income	73,902	82,951
Total investment income	1,841,434	1,568,864
Expenses:
Interest expense	479,635	450,062
Management fees (Note 3)	129,106	95,382
Income based incentive fees (Note 3)	151,776	125,357
Capital gains based incentive fees (Note 3)	—	—
Distribution and shareholder servicing fees
Class S	28,088	21,405
Class D	385	259
Professional fees	1,270	3,583
Board of Trustees’ fees	242	221
Administrative service expenses (Note 3)	2,241	1,833
Other general and administrative	5,823	4,839
Amortization of continuous offering costs	1,123	639
Total expenses before tax expense	799,689	703,580
Net investment income before tax expense	1,041,745	865,284
Excise and other tax expense	7,783	9,451
Net investment income after tax expense	1,033,962	855,833
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(125,001)	141,351
Non-controlled/affiliated investments	(374)	(232)
Controlled/affiliated investments	(66,854)	(52,658)
Derivative instruments (Note 6)	(12,789)	21,621
Foreign currency and other transactions	(1,082)	(161)
Income tax (provision) benefit	(1,334)	—
Net change in unrealized appreciation (depreciation)	(207,434)	109,921
Net realized gain (loss):
Non-controlled/non-affiliated investments	(59,178)	(42,398)
Derivative instruments (Note 6)	(19,413)	(6,397)
Foreign currency and other transactions	12,615	2,089
Current tax expense on realized gains	(1,243)	—
Net realized gain (loss)	(67,219)	(46,706)
Net realized and change in unrealized gain (loss)	(274,653)	63,215
Net increase (decrease) in net assets resulting from operations	$759,309	$919,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operations:
Net investment income after tax expense	$1,033,962	$855,833
Net change in unrealized appreciation (depreciation)	(207,434)	109,921
Net realized gain (loss)	(67,219)	(46,706)
Net increase (decrease) in net assets resulting from operations	759,309	919,048
Distributions to common shareholders:
Class I	(713,781)	(520,413)
Class S	(315,435)	(240,186)
Class D	(15,847)	(10,542)
Net decrease in net assets resulting from distributions	(1,045,063)	(771,141)
Share transactions:
Class I:
Proceeds from shares sold	2,431,752	1,731,701
Share transfers between classes	43,221	41,217
Distributions reinvested	328,177	241,268
Repurchased shares, net of early repurchase deduction	(462,595)	(448,947)
Net increase (decrease) from share transactions	2,340,555	1,565,239
Class S:
Proceeds from shares sold	833,417	797,084
Share transfers between classes	(40,966)	(41,557)
Distributions reinvested	159,217	115,110
Repurchased shares, net of early repurchase deduction	(116,573)	(103,536)
Net increase (decrease) from share transactions	835,095	767,101
Class D:
Proceeds from shares sold	60,771	26,207
Share transfers between classes	(2,255)	340
Distributions reinvested	3,136	1,593
Repurchased shares, net of early repurchase deduction	(1,592)	(5,096)
Net increase (decrease) from share transactions	60,060	23,044
Total increase (decrease) in net assets	2,949,956	2,503,291
Net assets, beginning of period	38,855,763	28,534,437
Net assets, end of period	$41,805,719	$31,037,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$759,309	$919,048
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	192,229	(88,461)
Net change in unrealized (appreciation) depreciation on derivative instruments	12,789	(21,621)
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	(714)	161
Net realized (gain) loss on investments	59,178	42,398
Net realized (gain) loss on derivative instruments	—	6,397
Net realized (gain) loss on foreign currency and other transactions	(12,615)	(2,089)
Net change due to hedging activity	(1,917)	—
Payment-in-kind interest capitalized	(105,430)	(83,919)
Net accretion of discount and amortization of premium	(76,692)	(43,879)
Amortization of deferred financing costs	8,498	8,585
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	9,420	7,829
Amortization of offering costs	1,123	639
Purchases of investments	(5,009,226)	(3,000,252)
Proceeds from sale of investments and principal repayments	4,333,690	1,355,622
Changes in operating assets and liabilities:
Interest receivable	35,470	(89,037)
Dividend receivable	(3,457)	(2,990)
Receivable from broker	20,031	(15,719)
Receivable for investments sold	(68,930)	(44,171)
Payable for investments purchased	46,816	291,767
Management fees payable	9,003	8,110
Income based incentive fees payable	7,052	2,414
Interest payable	(6,596)	18,391
Due to affiliates	(3,268)	(929)
Accrued expenses and other liabilities	(25,880)	(15,274)
Net cash provided by (used in) operating activities	179,883	(746,980)
Cash flows from financing activities:
Borrowings on debt	5,481,852	1,093,597
Repayments on debt	(6,274,581)	(343,502)
Deferred financing costs paid	(9,162)	(21,139)
Debt issuance costs paid	(17,564)	(18,782)
Deferred offering costs paid	(824)	(934)
Proceeds from issuance of common shares	3,325,940	2,554,992
Repurchased shares, net of early repurchase deduction paid	(530,648)	(532,655)
Dividends paid in cash	(526,688)	(393,158)
Net cash provided by (used in) financing activities	1,448,325	2,338,419
Net increase (decrease) in cash and cash equivalents	1,628,208	1,591,439
Effect of foreign exchange rate changes on cash and cash equivalents	(5,044)	(1,681)
Cash and cash equivalents, beginning of period	1,650,679	1,481,770
Cash and cash equivalents, end of period	$3,273,843	$3,071,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$589,353	$491,504
Distribution payable	359,606	265,044
Reinvestment of dividends during the period	490,530	357,971
Accrued but unpaid debt financing costs	12	8,582
Accrued but unpaid debt issuance costs	3,336	—
Accrued but unpaid offering costs	616	6
Share repurchases accrued but not yet paid	581,365	557,702
Excise taxes paid	34,703	26,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(7)(10)	SOFR +	4.25%	8.82%	5/25/2021	5/25/2028		$62,612	$61,732	$29,785	0.07%
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.67%	1/7/2021	12/27/2027		32,386	32,354	32,386	0.08
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.67%	1/10/2025	12/27/2027		139,363	138,068	139,363	0.33
Fastener Distribution Holdings LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	10/31/2024	11/4/2031		175,010	173,041	173,795	0.42
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.32%	1/9/2023	1/9/2030		2,341	2,287	2,341	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.30%	3/18/2025	1/9/2030		355	351	355	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	3/28/2025	3/28/2032		63,278	62,453	62,451	0.15
Loar Group Inc	(4)(6)(7)(11)	SOFR +	4.75%	9.07%	7/28/2022	5/10/2030		281,366	278,407	280,426	0.67
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.30% (incl. 2.57% PIK)	12/5/2023	12/5/2030		54,678	53,305	53,270	0.13
Maverick Acquisition, Inc.	(4)(11)(17)	SOFR +	6.25%	10.55%	6/1/2021	6/1/2027		47,851	47,426	26,318	0.06
Maverick Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.69%	3/4/2025	6/1/2027		715	672	715	0.00
Peraton Corp.	(10)	SOFR +	3.75%	8.17%	2/1/2021	2/1/2028		14,285	14,303	12,746	0.03
TransDigm Inc	(6)(8)	SOFR +	2.50%	6.80%	11/28/2023	2/28/2031		12,915	12,953	12,858	0.03
Vertex Aerospace Services Corp.	(6)(10)	SOFR +	2.25%	6.57%	12/6/2021	12/6/2030		11,644	11,606	11,498	0.03
West Star Aviation Acquisition, LLC	(4)(5)(11)	SOFR +	5.00%	9.33%	11/3/2023	3/1/2028		9,853	9,720	9,853	0.02
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	5.00%	9.33%	3/1/2022	3/1/2028		4,864	4,802	4,864	0.01
									903,480	853,024	2.04
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	9.20%	6/11/2021	6/11/2027		228,904	227,286	228,904	0.55
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	9.20%	12/21/2021	6/11/2027		51,315	50,904	51,315	0.12
AGI-CFI Holdings, Inc.	(4)(9)	SOFR +	4.75%	9.20%	7/25/2022	6/11/2027		93,505	92,664	93,505	0.22
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	9.17%	3/19/2025	6/11/2027		24,340	24,220	24,340	0.06
ENV Bidco AB	(4)(6)(7)(8)	E +	5.25%	7.61%	12/12/2024	7/19/2029	EUR	114,257	113,949	123,176	0.29
ENV Bidco AB	(4)(6)(10)	SOFR +	5.25%	9.55%	12/12/2024	7/19/2029		114,097	112,436	114,097	0.27
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.71%	1/7/2021	12/9/2026		27,349	27,089	26,529	0.06
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.71%	2/4/2022	2/5/2029		135,783	134,290	131,709	0.32
R1 Holdings LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.49%	12/30/2022	12/30/2028		1,182	1,157	1,148	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.20%	12/13/2021	12/31/2028		269,452	266,585	239,812	0.57

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Air Freight & Logistics (continued)
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.79%	7/1/2024	12/30/2026		$1,896	$1,870	$1,896	0.00%
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.67%	10/15/2024	12/30/2026		1,481	1,458	1,481	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.32%	11/27/2024	11/27/2029		5,937	5,826	5,937	0.01
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	9.32%	11/27/2024	5/27/2030		28,947	28,947	28,947	0.07
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.25%	7.57%	8/6/2024	1/25/2029		12,918	12,918	12,883	0.03
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.30%	11/8/2024	7/26/2028		17,594	17,597	17,395	0.04
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	9.06%	3/21/2025	7/26/2028		84,516	83,044	83,037	0.20
									1,202,240	1,186,111	2.81
Airlines
Air Canada	(6)(8)	SOFR +	2.00%	6.34%	3/21/2024	3/14/2031		6,276	6,262	6,215	0.01
Auto Components
Clarios Global LP	(6)(8)	SOFR +	2.50%	6.82%	7/16/2024	5/6/2030		3,483	3,483	3,441	0.01
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	7.78%	6/20/2024	6/18/2029	EUR	23,500	24,959	25,506	0.06
									28,442	28,947	0.07
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.55%	3/31/2021	3/31/2028		44,199	44,199	44,071	0.11
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	6.46%	1/7/2021	11/15/2027		37	37	37	0.00
Broadline Retail
Peer Holding III BV	(6)(8)	SOFR +	2.50%	6.80%	6/26/2024	7/1/2031		6,983	6,983	6,979	0.02
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	9.94%	7/25/2022	8/1/2028		25,437	25,197	23,481	0.06
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	7.66%	4/15/2021	4/12/2028		4,805	4,786	4,066	0.01
ES Group Holdings III Ltd	(4)(6)(8)	E +	5.75%	9.10%	11/22/2021	4/23/2028	EUR	30,879	33,702	28,715	0.07
ES Group Holdings III Ltd	(4)(6)(10)	SOFR +	5.75%	10.32%	11/22/2021	4/23/2028		64,562	63,696	55,523	0.13
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.42%	2/26/2021	2/26/2027		109,324	108,705	105,224	0.25
Great Day Improvements, LLC	(4)(7)(13)	SOFR +	5.50%	9.93%	6/13/2024	6/13/2030		37,534	36,806	36,484	0.09
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.31%	1/7/2021	2/25/2027		43,474	43,315	40,214	0.10
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.31%	4/20/2022	2/25/2027		187,540	186,623	173,474	0.41
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.31%	1/7/2021	2/25/2027		6,319	6,294	5,845	0.01
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.58%	9/1/2021	9/1/2027		135,447	134,135	134,092	0.32

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Building Products (continued)
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.17%	6/6/2024	5/31/2031		$50,130	$49,690	$46,421	0.11%
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.67%	4/19/2022	5/1/2027		146,111	146,088	144,650	0.35
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.32%	3/28/2024	3/21/2031		4,477	4,498	4,408	0.01
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	4/29/2022	4/29/2029		2,970	2,979	2,786	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.67%	11/3/2021	11/3/2028		24,887	24,760	24,686	0.06
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.98% (incl. 8.58% PIK)	1/7/2021	12/29/2026		59,796	59,470	47,388	0.11
									930,744	877,457	2.10
Capital Markets
Apex Group Treasury, LLC	(6)(8)	SOFR +	3.50%	7.82%	2/27/2025	2/27/2032		92,944	92,765	92,771	0.22
Aretec Group, Inc.	(6)(8)	SOFR +	3.50%	7.82%	5/29/2024	8/9/2030		9,330	9,337	9,265	0.02
FFML Holdco Ltd	(4)(6)(10)	B +	6.25%	10.06%	11/11/2022	11/30/2028	NZD	36,590	22,306	20,774	0.05
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	7.07%	1/31/2025	9/15/2031		16,447	16,421	16,307	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031		12,357	12,056	12,244	0.03
Osaic Holdings Inc	(6)(8)	SOFR +	3.50%	7.82%	11/26/2024	8/17/2028		6,097	6,097	6,060	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	11.09%	12/29/2023	4/30/2027		3,874	3,838	3,859	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.93%	12/22/2021	12/22/2027		12,151	12,095	12,151	0.03
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	8.19%	12/1/2021	12/1/2028		12,992	12,945	13,067	0.03
The Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	3.00%	7.32%	6/5/2024	4/7/2028		18,324	18,324	18,293	0.04
									206,184	204,791	0.48
Chemicals
Charter Next Generation Inc	(10)	SOFR +	3.00%	7.31%	11/5/2024	11/29/2030		6,953	6,971	6,952	0.02
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	4.50%	8.80%	6/13/2024	6/13/2031		210,895	208,542	208,766	0.50
Derby Buyer, LLC	(6)(9)	SOFR +	3.00%	7.31%	12/13/2024	11/1/2030		6,435	6,435	6,399	0.02
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	10.07%	11/15/2023	11/15/2030		21,214	20,818	20,966	0.05
Geon Performance Solutions, LLC	(10)	SOFR +	4.25%	8.84%	8/18/2021	8/18/2028		3,572	3,559	3,526	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	4.50%	8.94%	8/30/2021	8/30/2028		7,878	7,869	7,687	0.02
									254,194	254,296	0.62

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.25%	8.54%	8/18/2023	8/18/2028	$43,305	$42,908	$43,371	0.10%
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	4/8/2021	5/12/2028	40,641	40,597	40,644	0.10
Anticimex, Inc.	(6)(9)	SOFR +	3.15%	7.49%	11/8/2021	11/16/2028	11,615	11,591	11,602	0.03
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	8.03%	12/13/2024	12/11/2028	6,347	6,347	6,341	0.02
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.75%	8.75%	5/7/2021	5/7/2029	403,329	403,329	403,329	0.96
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.32%	12/20/2024	10/2/2030	219,533	215,602	219,533	0.53
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.19%	3/31/2021	3/31/2028	22,419	22,438	22,344	0.05
EAB Global, Inc.	(9)	SOFR +	3.00%	7.32%	8/16/2021	8/16/2030	13,307	13,289	12,924	0.03
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	3/13/2025	3/13/2032	2,006	1,359	1,354	0.00
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.80%	3/13/2025	3/13/2032	148,520	147,046	147,034	0.35
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.30%	8/31/2021	8/31/2028	8,846	8,802	8,072	0.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.75%	10.31%	11/17/2023	11/17/2029	44,893	44,114	44,893	0.11
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	10.06%	11/17/2023	11/17/2029	19,417	19,080	19,417	0.05
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	10.31%	9/25/2024	11/17/2029	37,134	36,755	36,968	0.09
Garda World Security, Corp.	(6)(8)	SOFR +	3.00%	7.32%	8/6/2024	2/1/2029	20,863	20,863	20,815	0.05
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.31%	8/27/2024	8/28/2030	251,402	248,003	249,516	0.60
Gatekeeper Systems, Inc.	(4)(7)(10)	SOFR +	5.00%	9.29%	8/27/2024	8/28/2030	28,857	27,791	28,151	0.07
GBT US III, LLC	(6)(8)	SOFR +	2.50%	6.80%	2/4/2025	7/25/2031	3,990	3,990	3,976	0.01
Gorilla Investor LLC	(4)(10)	SOFR +	5.00%	9.30%	9/26/2024	9/30/2031	166,736	163,640	165,068	0.39
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032	120,854	119,688	119,645	0.29
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032	1,549	1,318	1,309	0.00
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.54%	10/2/2023	10/2/2030	54,404	53,228	54,404	0.13
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	9.55%	10/2/2023	10/2/2030	5,130	5,037	5,130	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.55%	2/4/2025	10/2/2030	575	474	521	0.00
Iris Buyer, LLC	(4)(7)(11)	SOFR +	5.25%	9.55%	10/2/2023	10/2/2029	2,361	2,199	2,361	0.01
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/15/2021	12/15/2027	137,832	136,641	137,832	0.33
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	11/9/2023	12/15/2027	53,798	52,988	53,798	0.13
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/15/2021	12/15/2027	95,632	94,882	95,632	0.23
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	6/28/2024	12/15/2027	65,227	64,456	64,900	0.16
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	12/29/2021	11/8/2031	238,892	237,004	238,892	0.57
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	1/7/2021	11/8/2031	45,734	45,353	45,734	0.11
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	11/8/2024	11/8/2031	571,186	565,214	570,501	1.36

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.42%	12/10/2021	12/10/2027	$93,107	$92,369	$93,020	0.22%
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.89%	10/19/2021	10/19/2028	46,384	45,913	39,890	0.10
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.89%	10/19/2021	10/19/2028	20,683	20,473	17,787	0.04
Lsf12 Crown US Commercial Bidco LLC	(7)(8)	SOFR +	4.25%	8.56%	12/2/2024	12/2/2031	97,232	93,690	94,542	0.23
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.05%	1/26/2024	7/25/2030	4,975	5,015	4,947	0.01
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.60%	12/1/2021	12/1/2027	187,232	185,552	187,232	0.45
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	9.08%	12/1/2021	12/1/2027	218,536	216,032	218,536	0.52
Pearce Intermediate Holdings, Inc	(4)(11)	SOFR +	4.75%	9.07%	6/2/2021	6/2/2029	82,191	81,408	82,191	0.20
Pearce Intermediate Holdings, Inc	(4)(5)(7)(11)	SOFR +	4.75%	9.07%	6/29/2023	6/2/2029	27,690	27,131	27,320	0.07
Pearce Intermediate Holdings, Inc	(4)(11)	SOFR +	4.75%	9.07%	11/6/2024	6/2/2029	114,425	113,388	114,425	0.27
Polyphase Elevator Holding Co.	(4)(5)(7)(11)	SOFR +	6.00%	10.40%	6/23/2021	6/23/2027	6,084	6,052	5,357	0.01
Polyphase Elevator Holding Co.	(4)(5)(11)	SOFR +	6.00%	10.48%	12/21/2021	6/23/2027	10,792	10,792	9,578	0.02
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	6.32%	11/20/2024	10/13/2030	1,493	1,493	1,488	0.00
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.01
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	5/24/2024	5/24/2031	13,816	13,756	13,747	0.03
Safety Products/JHC Acquisition Corp	(8)	SOFR +	4.50%	8.92%	1/7/2021	6/28/2026	59,788	59,716	59,676	0.14
TEI Intermediate LLC	(4)(10)	SOFR +	4.75%	9.05%	12/13/2024	12/15/2031	146,288	144,887	145,556	0.35
TEI Intermediate LLC	(4)(5)(7)(10)	P +	3.75%	11.25%	12/13/2024	12/15/2031	2,905	2,476	2,560	0.01
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.30%	6/20/2024	6/20/2030	75,305	74,650	74,740	0.18
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	6/20/2024	6/20/2030	5,451	5,214	5,226	0.01
TRC Cos, LLC	(8)	SOFR +	3.00%	7.32%	1/14/2025	12/8/2028	26,726	26,726	26,509	0.06
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.48%	1/21/2022	1/21/2029	8,917	8,893	8,264	0.02
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	10.55%	1/7/2021	11/2/2027	19,906	19,927	19,956	0.05
Water Holdings Acquisition LLC	(4)(7)(10)	SOFR +	5.50%	9.79% (incl. 3.00% PIK)	7/31/2024	7/31/2031	191,053	189,243	189,926	0.45
								4,305,283	4,322,945	10.34

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	7.32%	1/27/2025	5/17/2028	$34,350	$34,350	$34,187	0.08%
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.56%	1/25/2024	1/27/2031	7,923	7,851	7,860	0.02
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.80%	5/10/2024	5/10/2031	57,346	56,625	57,168	0.14
Gannett Fleming Inc	(4)(7)(10)	SOFR +	4.75%	9.04%	8/5/2024	8/5/2030	376,608	371,134	373,223	0.89
Groundworks, LLC	(8)	SOFR +	3.00%	7.31%	3/14/2024	3/14/2031	9,011	9,028	8,842	0.02
Groundworks, LLC	(7)(8)	SOFR +	3.00%	7.31%	3/14/2024	3/14/2031	265	172	234	0.00
Home Service TopCo IV Inc	(4)(7)(11)	SOFR +	4.50%	8.91%	6/9/2023	12/31/2027	208,495	205,580	208,200	0.50
Peak Utility Services Group, Inc.	(11)	SOFR +	4.50%	8.92%	3/2/2021	3/2/2028	15,170	15,107	15,019	0.04
Peak Utility Services Group, Inc.	(5)(11)	SOFR +	4.50%	8.92%	3/2/2021	3/2/2028	2,023	2,017	2,002	0.00
Pike Electric Corp.	(8)	SOFR +	3.00%	7.44%	6/7/2022	1/21/2028	1,000	1,011	1,004	0.00
Thermostat Purchaser III, Inc.	(7)(10)	SOFR +	4.25%	8.58%	6/20/2024	8/31/2028	11,550	11,458	11,523	0.03
								714,333	719,262	1.72
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	6.57%	2/18/2025	2/10/2032	12,000	11,970	11,880	0.03
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.08%	10/23/2024	9/20/2030	2,977	2,977	2,968	0.01
								14,947	14,848	0.04
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.57%	12/13/2024	7/18/2029	5,227	5,247	5,230	0.01
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.05%	10/18/2022	9/30/2028	11,270	10,998	11,270	0.03
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.75%	10.05%	3/20/2025	9/30/2028	1,371	1,357	1,371	0.00
Berlin Packaging, LLC	(8)	SOFR +	3.50%	7.83%	6/7/2024	6/7/2031	18,814	18,845	18,772	0.04
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.50%	4/13/2022	4/13/2029	13,989	13,764	13,945	0.03
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.82%	7/31/2024	8/4/2027	7,836	7,836	7,836	0.02
MAR Bidco S.à r.l.	(6)(9)	SOFR +	4.20%	8.80%	6/28/2021	7/6/2028	3,809	3,800	3,737	0.01
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.30%	4/9/2024	9/15/2028	16,151	16,151	16,084	0.04
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.07%	7/19/2024	8/12/2028	980	980	979	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.69%	3/3/2021	3/3/2028	14,364	14,308	14,255	0.03
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	12,063	12,063	11,679	0.03
								105,349	105,158	0.24

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	5.50%	10.06%	12/10/2021	12/11/2028		$8,174	$8,092	$6,948	0.02%
Bradyplus Holdings LLC	(4)(11)	SOFR +	5.00%	9.29%	10/11/2024	10/31/2029		217,696	214,396	217,696	0.52
Bradyplus Holdings LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.29%	10/11/2024	10/31/2029		1,378	1,290	1,327	0.00
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/1/2021	11/2/2026		29,516	29,277	27,745	0.07
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.25%	11.71% (incl. 3.25% PIK)	11/1/2022	6/23/2028		15,661	15,393	14,095	0.03
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.41% (incl. 3.25% PIK)	12/31/2021	6/23/2028		26,426	26,185	23,652	0.06
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.00%	9.32%	3/9/2021	3/9/2028		21,600	21,378	21,600	0.05
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.30% (incl. 1.75% PIK)	4/9/2024	4/9/2030		170,892	170,532	170,877	0.41
S&S Holdings, LLC	(9)	SOFR +	5.00%	9.42%	3/11/2021	3/11/2028		7,772	7,785	7,726	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.89%	1/7/2021	5/13/2026		81,562	81,306	79,523	0.19
									575,634	571,189	1.37
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		27,403	26,918	27,403	0.07
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		8,180	8,035	8,180	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		3,110	2,973	3,110	0.01
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		21,190	20,815	21,190	0.05
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.41%	2/19/2025	7/24/2030		1,181	934	941	0.00
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/20/2024	4/30/2030		132,716	131,431	132,716	0.32
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/20/2024	4/30/2030		42,145	41,945	42,145	0.10
BPPH2 Limited	(4)(6)(8)	S +	6.75%	11.32%	3/16/2021	3/16/2028	GBP	40,700	55,614	52,574	0.13
BPPH2 Limited	(4)(5)(6)(8)	S +	6.00%	10.46%	6/17/2024	3/16/2028	GBP	8,269	10,385	10,948	0.03
BPPH2 Limited	(4)(5)(6)(10)	CA +	6.00%	8.99%	6/17/2024	3/16/2028	CAD	5,090	3,659	3,626	0.01
BPPH2 Limited	(4)(5)(6)(10)	SOFR +	6.00%	10.31%	6/17/2024	3/16/2028		2,645	2,592	2,711	0.01
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.89%	7/20/2021	7/20/2028		936,581	932,163	936,581	2.24
Cengage Learning, Inc.	(6)(11)	SOFR +	3.50%	7.82%	11/22/2024	3/22/2031		8,436	8,436	8,380	0.02
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	4.75%	9.08%	5/31/2024	5/31/2031		54,725	54,243	54,725	0.13
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	5/31/2024	5/31/2031		15,645	15,384	15,504	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
DTA Intermediate II Ltd.	(4)(11)	SOFR +	5.25%	9.55%	3/27/2024	3/27/2030	$51,320	$50,466	$50,550	0.12%
DTA Intermediate II Ltd.	(4)(5)(7)(11)	SOFR +	5.25%	9.54%	3/27/2024	3/27/2030	6,445	5,982	5,946	0.01
Element Materials Technology Group US Holdings Inc.	(6)(9)	SOFR +	3.75%	8.08%	6/24/2022	7/6/2029	7,366	7,315	7,363	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.54%	7/18/2023	7/18/2029	46,892	46,053	44,079	0.11
Endeavor Schools Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.57%	7/18/2023	7/18/2029	8,618	8,488	8,101	0.02
Essential Services Holding Corp	(4)(7)(10)	SOFR +	5.00%	9.30%	6/17/2024	6/17/2031	71,044	70,284	70,972	0.17
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.17%	10/12/2021	12/31/2026	88,920	88,182	86,697	0.21
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.82%	2/1/2024	12/21/2029	64,548	64,288	64,391	0.15
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.45%	3/10/2022	3/12/2029	9,721	9,666	9,689	0.02
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.29%	11/20/2023	3/12/2029	27,156	26,650	27,066	0.06
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.57%	12/15/2021	12/15/2028	17,517	17,443	17,357	0.04
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	9.05%	12/19/2024	12/19/2031	243,824	241,242	242,103	0.58
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.33%	9/29/2023	9/29/2030	13,613	13,478	13,614	0.03
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	9.31%	5/1/2024	5/1/2031	198,981	197,252	196,991	0.47
Sunshine Cadence Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.31%	5/1/2024	5/1/2031	20,706	20,255	20,179	0.05
University Support Services, LLC	(9)	SOFR +	2.75%	7.06%	2/10/2022	2/10/2029	9,472	9,445	9,410	0.02
								2,192,016	2,195,242	5.26
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.32%	12/28/2023	1/31/2031	5,940	5,959	5,916	0.01
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	9.79%	10/1/2021	10/1/2028	230,466	227,577	228,161	0.55
Zacapa, LLC	(6)(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029	10,418	10,418	10,420	0.02
								237,995	238,581	0.57

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.31%	3/26/2021	3/26/2027		$60,870	$60,442	$60,870	0.15%
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.31%	7/27/2023	3/26/2027		53,874	53,140	53,874	0.13
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.00%	9.30%	5/9/2024	3/26/2027		42,619	41,671	42,362	0.10
Tiger Acquisition, LLC	(8)	SOFR +	2.75%	7.07%	11/16/2022	6/1/2028		11,783	11,783	11,761	0.03
									167,036	168,867	0.41
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.04%	8/17/2021	8/17/2030		193,874	191,852	193,436	0.46
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.27%	8/8/2024	8/8/2030		327,813	322,916	324,784	0.78
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.76%	6/21/2021	6/21/2028		39,617	39,385	39,228	0.09
									554,153	557,448	1.33
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.30%	1/7/2021	12/23/2026		24,929	24,784	24,057	0.06
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.39%	1/7/2021	12/23/2026		7,483	7,456	7,221	0.02
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.40%	1/7/2021	12/23/2026		1,919	1,913	1,852	0.00
Duro Dyne National Corp	(4)(7)(10)	SOFR +	5.00%	9.30%	11/15/2024	11/15/2031		189,657	187,396	188,192	0.45
Dwyer Instruments LLC	(4)(7)(10)	SOFR +	4.75%	9.05%	11/15/2024	7/30/2029		46,869	46,345	46,301	0.11
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.30%	3/2/2021	3/2/2028		19,815	19,734	18,787	0.04
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.79%	7/1/2024	7/1/2031		49,836	48,943	48,366	0.12
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	9.04%	11/20/2023	11/20/2030		42,801	42,389	42,801	0.10
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	7.68%	7/1/2024	7/1/2030	EUR	5,040	5,412	5,409	0.01
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	7.68%	7/1/2024	7/1/2031	EUR	64,119	67,935	68,812	0.16
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	5.00%	9.31%	7/1/2024	7/1/2031		268,186	263,305	265,216	0.63
									715,612	717,014	1.70

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2031		$8,789	$8,635	$8,789	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2030		569	547	562	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.42%	3/15/2024	3/15/2031		32,583	31,754	32,583	0.08
									40,936	41,934	0.10
Entertainment
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	11/4/2021	11/6/2028		9,425	9,304	9,365	0.02
Renaissance Holdings Corp	(9)	SOFR +	4.00%	8.32%	12/6/2024	4/5/2030		2,505	2,505	2,462	0.01
									11,809	11,827	0.03
Financial Services
Atlas Securitized Products Funding 2, L.P.	(4)(5)(6)(7)(8)	SOFR +	1.50%	5.81%	3/28/2024	5/25/2063		112,940	109,184	111,076	0.27
Carr Riggs & Ingram Capital LLC	(4)(9)	SOFR +	4.75%	9.07%	11/18/2024	11/18/2031		43,387	42,976	43,170	0.10
Carr Riggs & Ingram Capital LLC	(4)(5)(7)(9)	SOFR +	4.75%	9.07%	11/18/2024	11/18/2031		6,262	6,057	6,097	0.01
DM Intermediate Parent LLC	(4)(7)(10)	SOFR +	5.00%	9.28%	9/30/2024	9/30/2030		104,574	102,450	103,238	0.25
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.96%	3/27/2025	3/27/2032	GBP	84,561	107,312	107,047	0.26
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.57%	6/17/2024	6/17/2031		64,898	64,609	64,218	0.15
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.89%	9/1/2023	9/1/2030		19,741	19,359	19,741	0.05
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.20%	9/1/2023	9/1/2029		523	449	495	0.00
PKF O'Connor Davies Advisory, LLC	(4)(7)(10)	SOFR +	4.50%	8.79%	11/15/2024	11/18/2031		84,784	83,706	84,099	0.20
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	9.05%	4/4/2024	4/4/2031		31,594	31,302	31,565	0.08
Solera, LLC	(9)(18)	SOFR +	4.00%	8.55%	6/4/2021	6/2/2028		32,412	32,238	31,104	0.07
									599,642	601,850	1.44
Food Products
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	8.30%	1/7/2021	12/18/2026		4,817	4,829	4,838	0.01
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	9.04%	5/15/2024	5/15/2031		156,066	155,557	156,030	0.37

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
AEC Parent Holdings Inc.	(9)	SOFR +	5.75%	10.23%	6/13/2022	6/13/2029		$24,746	$24,380	$19,465	0.05%
Auris Luxembourg III S.à r.l.	(6)(8)	SOFR +	3.75%	8.18%	9/27/2024	2/28/2029		8,812	8,812	8,812	0.02
Bamboo US BidCo, LLC	(4)(7)(11)	SOFR +	5.25%	9.54%	9/29/2023	9/30/2030		30,788	29,887	30,724	0.07
Bamboo US BidCo, LLC	(4)(11)	E +	5.25%	7.86%	9/29/2023	9/30/2030	EUR	72,423	74,964	78,311	0.19
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.54%	11/20/2024	9/30/2030		4,713	4,597	4,713	0.01
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.07%	11/1/2021	11/1/2028		141,560	140,110	141,560	0.34
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.07%	5/23/2024	11/1/2028		13,211	12,937	12,624	0.03
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.07%	11/1/2021	11/1/2028		26,619	26,447	26,619	0.06
Egrotron Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.58%	7/6/2022	7/6/2028		62,525	61,865	62,525	0.15
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.90%	9/13/2021	9/13/2027		191,189	189,618	186,409	0.45
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.92%	9/13/2021	9/13/2027		48,386	48,031	47,177	0.11
Natus Medical Incorporated	(9)	SOFR +	5.50%	9.92%	7/21/2022	7/20/2029		42,370	40,538	41,947	0.10
Natus Medical Incorporated	(5)(7)(9)	SOFR +	4.50%	8.92%	7/21/2022	7/21/2027		1,275	1,210	1,161	0.00
Sharp Services, LLC	(8)	SOFR +	3.25%	7.58%	10/25/2024	12/31/2028		7,645	7,645	7,636	0.02
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	9.80%	2/28/2024	2/28/2031		51,941	51,162	51,862	0.12
									722,203	721,545	1.72
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(10)	CA +	5.00%	7.72%	8/10/2022	8/10/2029	CAD	260,530	200,460	181,043	0.43
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	7.72%	8/9/2024	8/10/2029	CAD	14,997	7,220	10,352	0.02
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.92%	8/2/2021	8/2/2027		2,578	2,411	1,719	0.00
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.42% (incl. 3.25% PIK)	7/7/2023	8/2/2028		134,804	132,915	129,411	0.31
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.78%	5/7/2021	5/7/2027		10,381	10,308	10,381	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.57%	5/7/2021	5/7/2027		8,537	8,484	8,537	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.63%	5/7/2021	5/7/2026		892	875	892	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.78%	4/14/2022	5/7/2027		249	248	249	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Amerivet Partners Management, Inc.	(4)(7)(11)	SOFR +	5.25%	9.72%	2/25/2022	2/25/2028		$20,946	$20,550	$20,946	0.05%
Canadian Hospital Specialties Ltd.	(4)(6)(11)	CA +	4.50%	7.57%	4/15/2021	4/14/2028	CAD	14,632	11,616	10,015	0.02
Canadian Hospital Specialties Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.57%	4/15/2021	4/15/2027	CAD	3,330	2,578	2,258	0.01
Caramel Bidco Limited	(4)(6)(8)	S +	6.00%	10.45%	2/11/2022	2/24/2029	GBP	60,000	78,896	66,461	0.16
Caramel Bidco Limited	(4)(5)(6)(8)	S +	6.00%	10.45%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,509	0.01
Caramel Bidco Limited	(4)(6)(8)	E +	6.00%	8.69%	2/24/2022	2/24/2029	EUR	14,000	15,591	12,981	0.03
Caramel Bidco Limited	(4)(6)(8)	SOFR +	6.00%	10.34%	2/24/2022	2/24/2029	6,125		6,352	5,252	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.90% (incl. 4.00% PIK)	12/21/2021	12/21/2028	577,788		572,764	495,453	1.19
Compsych Investments Corp	(4)(7)(10)	SOFR +	4.75%	9.04%	7/22/2024	7/22/2031	70,492		70,129	70,442	0.17
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.75%	10.17%	2/1/2022	2/1/2029	160,004		158,250	160,004	0.38
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.75%	10.16%	8/1/2022	2/1/2029	21,381		20,971	21,381	0.05
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.70%	3/12/2021	4/3/2028	25,076		24,980	23,822	0.06
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.80%	12/28/2022	4/3/2028	9,870		9,701	9,377	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.53%	1/7/2021	10/4/2026	28,448		28,448	28,448	0.07
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.07%	11/1/2021	11/1/2028	4,000		4,014	3,997	0.01
Heartland Dental, LLC	(10)	SOFR +	4.50%	8.82%	5/30/2024	4/30/2028	9,900		9,939	9,901	0.02
Imagine 360 LLC	(4)(7)(10)	SOFR +	4.75%	9.05%	9/18/2024	9/30/2028	97,032		96,055	96,393	0.23
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.79%	4/29/2024	4/29/2030	271,970		271,730	267,415	0.64
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.40%	5/26/2021	10/15/2026	223,779		222,420	213,150	0.51
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	12/8/2023	12/6/2029	6,537		6,392	6,537	0.02
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.82%	2/13/2024	2/13/2031	37,456		37,139	37,456	0.09
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031	4,330		4,254	4,309	0.01
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.82%	2/13/2024	2/13/2031	5,540		5,502	5,540	0.01
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.92% (incl. 4.00% PIK)	7/16/2021	7/16/2030	526,909		524,903	466,078	1.11
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	9.30%	2/26/2021	2/28/2028	22,480		22,399	22,668	0.05
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.04%	12/13/2023	7/8/2026	34,862		34,582	34,324	0.08
ONS MSO, LLC	(4)(5)(7)(11)	P +	5.25%	12.75%	12/13/2023	7/8/2026	5,083		5,032	5,048	0.01
ONS MSO, LLC	(4)(11)	SOFR +	5.75%	10.04%	4/26/2024	7/8/2026	9,925		9,868	9,851	0.02
Plasma Buyer, LLC	(4)(10)	SOFR +	5.75%	10.05%	5/12/2022	5/12/2029	92,819		91,663	86,803	0.21
Plasma Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	5/12/2022	5/12/2028	11,959		11,809	11,019	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	10.06%	8/31/2022	8/31/2029		$125,974	$124,456	$125,974	0.30%
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.31%	9/6/2023	8/31/2029		12,716	12,413	12,657	0.03
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.92%	12/11/2024	3/9/2028		12,040	12,040	12,040	0.03
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.32%	6/9/2023	12/23/2028		516,794	511,078	503,874	1.21
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	10.32%	6/9/2023	12/23/2028		88,343	85,495	84,049	0.20
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	10.58%	6/1/2021	6/1/2028		707,413	702,100	673,811	1.61
Southern Veterinary Partners LLC	(8)	SOFR +	3.25%	7.71%	12/4/2024	10/31/2031		10,210	10,259	10,194	0.02
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.75%	10.32%	6/18/2021	6/18/2028		67,018	66,093	65,678	0.16
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.31%	6/18/2021	6/18/2028		580	576	568	0.00
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	8.44%	6/18/2021	6/18/2026		2,493	2,449	2,443	0.01
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	9.30%	12/30/2021	1/2/2029		178,170	176,664	178,170	0.43
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	4/25/2024	1/2/2029		13,487	12,947	13,219	0.03
Surgery Centers Holdings, Inc.	(6)(8)	SOFR +	2.75%	7.07%	6/20/2024	12/19/2030		5,630	5,630	5,630	0.01
The Fertility Partners, Inc.	(4)(6)(7)(10)	CA +	5.75%	8.78%	3/16/2022	3/16/2028	CAD	138,073	106,962	89,909	0.22
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	10.19%	3/16/2022	3/16/2028		45,535	45,011	42,803	0.10
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	10.05%	7/15/2022	7/15/2028		9,475	9,372	9,404	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.04%	7/15/2022	7/15/2028		12,999	12,943	12,901	0.03
Unified Women's Healthcare LP	(4)(9)	SOFR +	5.25%	9.55%	6/16/2022	6/18/2029		876,184	876,184	876,184	2.10
Unified Women's Healthcare LP	(4)(5)(7)(9)	SOFR +	5.25%	9.57%	3/22/2024	6/18/2029		6,495	6,446	6,486	0.02
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.68%	11/18/2021	11/20/2028		153,992	152,907	153,992	0.37
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.66%	11/18/2021	11/20/2028		64,821	64,409	64,821	0.16
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.52%	8/16/2023	11/20/2028		9,626	9,157	9,202	0.02
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.65%	12/5/2022	11/20/2028		107	107	107	0.00
Veonet Lense GmbH	(6)(8)	S +	4.75%	9.21%	2/26/2025	3/14/2029	GBP	253,448	319,028	326,847	0.78
WHCG Purchaser III Inc	(4)(5)(7)(10)	SOFR +	6.50%	10.83% (incl. 5.40% PIK)	8/2/2024	6/30/2029		46,562	46,562	46,562	0.11
WHCG Purchaser III Inc	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		37,229	14,654	14,892	0.04
									6,130,414	5,894,839	14.09

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.00%	7.32%	2/15/2022	2/15/2029	$36,189	$35,967	$35,827	0.09%
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.82%	3/11/2025	3/11/2032	88,253	87,202	87,194	0.21
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	5/25/2022	5/25/2029	441,291	436,060	441,291	1.06
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.33%	5/25/2022	5/25/2029	1,694	1,089	1,694	0.00
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.46%	10/28/2022	5/25/2029	36,025	35,786	36,025	0.09
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	10/28/2022	5/25/2029	246,220	245,150	246,220	0.59
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	3/27/2024	5/25/2029	69,645	69,645	69,645	0.17
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.15%	7/2/2024	10/1/2029	364,240	358,409	364,240	0.87
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	2/14/2025	4/2/2031	40,366	39,713	40,286	0.10
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.06%	5/1/2024	5/1/2031	43,156	42,968	42,293	0.10
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.32%	8/30/2024	8/30/2031	160,229	158,632	160,088	0.38
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	9.07%	1/15/2025	1/19/2032	836,328	828,207	827,965	1.98
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	1/15/2025	1/19/2032	7,965	5,700	5,632	0.01
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	10.17%	10/29/2021	10/29/2028	102,573	101,562	102,573	0.25
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.55% (incl. 3.00% PIK)	11/8/2023	11/8/2029	185,575	184,205	185,575	0.44
Imprivata, Inc.	(9)	SOFR +	3.50%	7.79%	4/4/2024	12/1/2027	1,997	1,997	2,001	0.00
Kona Buyer, LLC	(4)(10)	SOFR +	4.50%	8.79%	7/23/2024	7/23/2031	215,097	213,158	214,021	0.51
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.79%	7/23/2024	7/23/2031	12,621	11,764	12,114	0.03
Magic Bidco Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	8,115	7,781	7,816	0.02
Magic Bidco Inc	(4)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	44,887	43,905	44,438	0.11
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.80%	12/12/2024	8/31/2030	14,813	14,489	14,763	0.04
Netsmart Technologies Inc	(4)(7)(10)	SOFR +	4.95%	9.27% (incl. 2.45% PIK)	8/23/2024	8/23/2031	187,314	185,269	187,184	0.45
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.55%	3/1/2021	3/1/2028	71,173	70,284	71,173	0.17
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.56%	3/1/2021	3/1/2028	14,758	14,652	14,758	0.04
Project Ruby Ultimate Parent Corp	(8)	SOFR +	3.00%	7.44%	11/20/2024	3/10/2028	9,088	9,088	9,071	0.02
Rocky MRA Acquisition Corp	(4)(9)	SOFR +	5.75%	10.15%	4/1/2022	4/1/2028	163,155	161,680	163,155	0.39
Vizient, Inc.	(9)	SOFR +	1.75%	6.07%	8/1/2024	8/1/2031	4,748	4,780	4,753	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.57%	12/30/2024	10/22/2029	6,479	6,479	6,462	0.02
								3,375,621	3,398,257	8.15

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Co	(4)(8)	SOFR +	2.75%	7.07%	11/7/2024	8/17/2028		$9,108	$9,108	$9,108	0.02%
Bally's Corp	(6)(9)	SOFR +	3.25%	7.80%	10/1/2021	10/2/2028		9,504	9,478	8,487	0.02
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.56%	2/6/2023	2/6/2030		2,485	2,501	2,474	0.01
Carnival Finance, LLC	(6)(10)	SOFR +	2.00%	6.32%	1/13/2025	10/18/2028		1,000	1,011	1,001	0.00
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.41%	4/1/2022	4/2/2029		31,048	30,690	28,002	0.07
Fertitta Entertainment, LLC	(9)	SOFR +	3.50%	7.82%	1/27/2022	1/27/2029		13,289	13,285	13,104	0.03
IRB Holding Corp.	(10)	SOFR +	2.50%	6.82%	12/11/2024	12/15/2027		21,426	21,426	21,316	0.05
Mic Glen, LLC	(9)	SOFR +	3.50%	7.82%	1/30/2025	7/21/2028		12,693	12,693	12,726	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	6.07%	6/16/2024	9/12/2030		6,435	6,421	6,385	0.02
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.30%	6/11/2024	4/4/2029		19,679	19,712	19,589	0.05
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.82%	9/26/2024	1/31/2031		2,970	2,979	2,973	0.01
Whatabrands, LLC	(9)	SOFR +	2.50%	6.82%	12/11/2024	8/3/2028		11,323	11,323	11,288	0.03
									140,627	136,453	0.34
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.31%	12/5/2024	7/31/2028		32,391	32,391	32,135	0.08
Madison Safety & Flow LLC	(8)	SOFR +	2.75%	7.07%	9/26/2024	9/26/2031		6,965	6,965	6,962	0.02
									39,356	39,097	0.10
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.33%	12/14/2021	12/14/2028		6,919	6,882	6,858	0.02
CEP V Investment 11 S.à r.l.	(4)(6)(7)(10)	SA +	6.45%	7.20%	5/6/2022	2/11/2028	CHF	47,449	47,993	52,784	0.13
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	8.84%	3/31/2023	2/23/2028	EUR	66,051	63,853	70,554	0.17
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	8.34%	8/12/2021	5/19/2028		11,724	11,698	11,745	0.03
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	7.80%	8/12/2022	8/13/2029	EUR	24,754	25,099	26,499	0.06
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	9.57%	8/12/2022	8/13/2029		33,241	32,634	32,712	0.08
									188,159	201,152	0.49
Insurance
Accession Risk Management Group Inc	(4)(10)	SOFR +	4.75%	9.08%	11/12/2021	11/1/2029		59,638	59,625	59,638	0.14
Accession Risk Management Group Inc	(4)(7)(10)	SOFR +	4.75%	9.08%	1/7/2021	11/1/2029		198,660	197,365	198,552	0.47
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	9.57%	9/30/2021	10/2/2028		54,729	54,449	54,729	0.13
Alera Group, Inc.	(4)(5)(10)	SOFR +	5.75%	10.07%	11/17/2023	10/2/2028		22,207	22,047	22,207	0.05
Alliant Holdings Intermediate LLC	(8)	SOFR +	2.75%	7.07%	9/12/2024	9/19/2031		3,644	3,644	3,626	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029		$577,032	$570,302	$577,032	1.38%
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029	55,809		54,791	55,512	0.13
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82%	2/16/2024	2/14/2031	25,416		25,389	25,475	0.06
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	3.00%	7.31%	12/11/2024	5/26/2031	11,899		11,899	11,881	0.03
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.32%	6/14/2024	6/14/2031	13,895		13,933	13,792	0.03
CFC Underwriting, Ltd.	(4)(6)(7)(9)	SOFR +	4.95%	9.29%	1/25/2022	5/16/2029	138,161		135,942	137,898	0.33
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.00%	9.30%	10/29/2021	10/29/2030	8,758		8,683	8,758	0.02
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	5.00%	9.30%	11/17/2023	10/29/2030	26,883		26,473	26,883	0.06
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.00%	9.30%	4/14/2022	10/29/2030	38,602		38,267	38,602	0.09
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	5.00%	9.30%	10/21/2024	10/29/2030	33,174		32,639	32,855	0.08
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028	241,081		239,229	241,081	0.58
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028	6,767		6,558	6,758	0.02
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	4/28/2023	9/29/2028	270		270	270	0.00
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	8.36%	4/15/2024	4/23/2031	EUR	110,003	114,644	117,757	0.28
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	8.36%	4/15/2024	4/23/2031	EUR	20,317	20,061	21,484	0.05
Higginbotham Insurance Agency, Inc.	(4)(6)(11)	SOFR +	4.50%	8.83%	7/3/2024	11/25/2028	89,967		89,892	89,967	0.22
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.55%	4/16/2021	4/14/2028	19,140		19,031	19,140	0.05
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	9.55%	4/16/2021	4/14/2028	158,957		157,437	158,873	0.38
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	9.57%	1/2/2025	4/14/2028	7,934		7,548	7,572	0.02
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	3.00%	7.32%	11/22/2024	2/15/2031	7,444		7,444	7,401	0.02
Integrity Marketing Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.31%	8/27/2024	8/25/2028	255,569		253,843	255,531	0.61
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.32%	1/28/2025	7/2/2031	9,925		9,925	9,873	0.02
Paisley Bidco Ltd	(4)(5)(6)(8)	S +	4.75%	9.21%	4/17/2024	4/18/2031	GBP	14,988	18,564	19,167	0.05
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.36%	4/17/2024	4/18/2031	EUR	7,947	8,443	8,508	0.02
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.50%	4/17/2024	4/18/2031	EUR	7,010	7,224	7,504	0.02
Patriot Growth Insurance Services, LLC.	(4)(10)	SOFR +	5.00%	9.45%	10/14/2021	10/16/2028	23,913		23,741	23,913	0.06
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	11/17/2023	10/16/2028	18,726		18,532	18,423	0.04
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.42%	10/14/2021	10/16/2028	3,567		3,491	3,425	0.01
Riser Merger Sub, Inc.	(4)(5)(10)	S +	6.00%	10.70%	10/31/2023	10/31/2029	GBP	9,198	11,028	11,882	0.03
Riser Merger Sub, Inc.	(4)(7)(10)	SOFR +	6.00%	10.33%	10/31/2023	10/31/2029	96,056		94,130	95,678	0.23
Riser Topco II LLC	(4)(5)(10)	S +	5.00%	9.45%	8/16/2024	10/31/2029	GBP	16,399	20,675	21,183	0.05
Riser Topco II LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.46%	6/4/2024	10/31/2029	63,202		62,706	63,126	0.15

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
SelectQuote Inc.	(4)(6)(20)	SOFR +	9.50%	13.92% (incl. 3.00% PIK)	10/15/2024	9/30/2027		$125,461	$125,442	$120,442	0.29%
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.06%	4/3/2024	4/3/2030	213,329		211,641	213,329	0.51
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	5.18%	9.48%	10/17/2024	10/17/2031	940,677		936,270	940,677	2.25
Simplicity Financial Marketing Group Holdings Inc	(4)(6)(7)(10)	SOFR +	5.00%	9.28%	12/31/2024	12/31/2031	47,244		46,681	46,660	0.11
Sparta UK Bidco Ltd	(4)(5)(6)(7)(8)	S +	6.00%	10.46%	9/4/2024	9/25/2031	GBP	43,276	56,952	55,902	0.13
SQ ABS Issuer LLC	(4)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	20,972		20,833	20,867	0.05
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	7.81% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,562	5,699	4,932	0.01
Tennessee Bidco Limited	(4)(6)(8)	S +	5.25%	9.95% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	150,783	202,172	194,774	0.47
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.70% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	13,685	17,002	17,055	0.04
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	5.25%	9.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	591,630		576,952	591,630	1.42
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	5.25%	9.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	29,857		29,576	29,857	0.07
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	7.81% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	8,785	9,199	9,499	0.02
THG Acquisition LLC	(4)(10)	SOFR +	4.75%	9.07%	10/31/2024	10/31/2031	66,980		66,350	66,980	0.16
THG Acquisition LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	10/31/2024	10/31/2031	606		464	532	0.00
TIH Insurance Holdings, LLC.	(7)(8)	SOFR +	2.75%	7.08%	12/6/2024	5/6/2031	20,192		19,825	19,841	0.05
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	8,801		8,801	8,729	0.02
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	1,970		1,970	1,954	0.00
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.30%	10/20/2023	4/3/2030	81,390		79,945	81,089	0.19
									4,865,638	4,900,705	11.71

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027		$12,468	$12,316	$12,375	0.03%
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	7,300		7,210	7,245	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.39%	8/28/2024	10/30/2027	3,106		3,068	3,082	0.01
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	4,486		4,274	4,260	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	3,613		3,569	3,586	0.01
North Haven Ushc Acquisition Inc	(4)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	22,240		21,969	22,074	0.05
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	10,486		10,278	10,358	0.02
Project Boost Purchaser, LLC	(8)	SOFR +	3.00%	7.31%	7/16/2024	7/16/2031	7,593		7,584	7,559	0.02
Speedster Bidco GmbH	(6)(9)	SOFR +	3.25%	7.55%	10/17/2024	12/10/2031	20,321		19,864	20,318	0.05
Speedster Bidco GmbH	(6)(7)(8)	E +	2.50%	5.66%	10/17/2024	12/10/2031	EUR	33,908	35,537	36,612	0.09
WH Borrower, LLC	(9)	SOFR +	4.75%	9.06%	2/20/2025	2/20/2032	40,000		39,803	39,856	0.10
									165,472	167,325	0.41
Internet & Direct Marketing Retail
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.25%	12/15/2021	12/15/2027	548,826		544,553	526,873	1.26
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.00%	7.30%	8/2/2024	2/1/2031	2,512		2,509	2,510	0.01
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2021	12/21/2029	28,353		28,017	28,140	0.07
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	5/21/2024	12/21/2028	245,269		243,017	245,269	0.59
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	9.29%	5/2/2023	5/2/2030	1,576		1,537	1,569	0.00
Cassipoée SASU	(4)(5)(6)(8)	E +	4.50%	6.98%	2/26/2025	2/26/2032	EUR	160	164	170	0.00
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.32%	1/7/2021	10/16/2026	19,254		19,263	18,775	0.04
Fern Bidco Ltd	(4)(5)(6)(8)	S +	5.25%	9.71%	7/1/2024	7/3/2031	GBP	40,356	50,115	51,218	0.12
Fern Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	9.71%	7/1/2024	7/3/2031	GBP	4,414	5,449	5,246	0.01
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.20%	4/1/2022	4/1/2028	177,968		176,188	165,510	0.40
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.31%	11/24/2021	11/24/2028	1,012,690		1,000,558	1,012,690	2.42
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.31%	11/24/2021	11/24/2028	77,157		76,130	77,157	0.18
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.57% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	14,126	17,320	17,700	0.04
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	8.31%	9/28/2022	9/28/2029	DKK	560,750	72,711	81,272	0.19
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.56%	9/28/2022	9/28/2029	NOK	599,094	54,900	56,944	0.14
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	8.35%	9/28/2022	9/28/2029	SEK	243,186	21,384	24,193	0.06
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	8.36%	9/28/2022	9/28/2029	EUR	110,819	106,680	119,828	0.29

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Nephele III BV	(4)(5)(6)(7)(8)	E +	5.25%	7.61%	3/31/2025	1/14/2032	EUR	267	$287	$284	0.00%
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	7.92%	2/10/2021	2/10/2028		$44,130	43,966	32,325	0.08
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.54%	3/25/2024	3/25/2031	544,063		539,943	544,063	1.30
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.57%	3/25/2024	3/25/2030	14,979		14,446	14,979	0.04
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.57%	3/25/2024	3/25/2031	43,971		43,418	43,763	0.10
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.16%	10/25/2021	10/25/2027	95,717		94,897	95,717	0.23
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.44%	5/26/2021	5/26/2027	145,908		144,993	130,223	0.31
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	9.55%	1/3/2025	6/15/2029	149,209		147,533	149,209	0.36
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	2/5/2024	6/15/2029	5,446		5,283	5,244	0.01
Smartronix, LLC	(8)	SOFR +	4.50%	8.80%	2/7/2025	2/6/2032	342,282		332,516	342,282	0.82
Smartronix, LLC	(5)(7)(8)	SOFR +	3.50%	7.80%	2/7/2025	2/7/2030	1,368		899	1,150	0.00
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.06% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	17,168	19,527	18,007	0.04
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.36% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	6,548	7,500	6,868	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.40% (incl. 2.50% PIK)	10/14/2021	10/16/2028	6,669		6,961	6,469	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.39% (incl. 2.50% PIK)	10/14/2021	9/28/2028	13,413		13,223	13,011	0.03
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	10.57% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	23,696	29,051	29,692	0.07
Turing Holdco, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.42% (incl. 2.50% PIK)	5/3/2024	8/3/2028	31,495		30,758	30,550	0.07
Virtusa Corp.	(10)	SOFR +	3.25%	7.57%	6/21/2024	2/15/2029	14,826		14,842	14,812	0.04
									3,365,985	3,386,839	8.10
Life Sciences Tools & Services
Bidco Jupiter Ltd	(4)(6)(9)	E +	6.25%	8.61%	8/5/2022	8/27/2029	EUR	5,922	5,845	5,731	0.01
Bidco Jupiter Ltd	(4)(6)(10)	SOFR +	6.25%	10.55%	8/5/2022	8/27/2029	88,177		86,513	78,918	0.19
Cambrex Corp.	(4)(7)(10)	SOFR +	4.75%	9.07%	3/5/2025	3/5/2032	114,962		113,591	113,576	0.27
Creek Parent Inc.	(4)(7)(10)	SOFR +	5.25%	9.57%	12/17/2024	12/18/2031	133,351		130,790	130,682	0.31
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	11/6/2024	11/6/2031	109,023		107,743	107,976	0.26
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	3/5/2025	11/6/2031	18,196		17,952	17,963	0.04
Parexel International, Inc.	(9)	SOFR +	2.50%	6.82%	1/27/2025	11/15/2028	7,379		7,403	7,371	0.02
									469,837	462,217	1.10

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.66%	12/11/2024	12/10/2031	EUR	115,204	$118,690	$122,173	0.29%
Chart Industries, Inc.	(6)(9)	SOFR +	2.50%	6.81%	7/2/2024	3/16/2030		$5,300	5,300	5,308	0.01
Crosby US Acquisition Corp.	(9)	SOFR +	3.50%	7.82%	9/16/2024	8/16/2029		311	315	311	0.00
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.00%	7.32%	12/11/2024	6/14/2030		1,058	1,058	1,054	0.00
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	10.44%	7/21/2021	7/21/2027		5,909	5,859	5,877	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.97%	12/20/2022	7/21/2027		229	227	228	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.69%	8/30/2022	7/21/2027		228	225	227	0.00
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	7.07%	3/4/2025	8/31/2028		6,895	6,895	6,884	0.02
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.32%	6/6/2024	4/5/2029		8,651	8,651	8,645	0.02
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	3.50%	7.74%	3/14/2024	4/30/2030		17,464	17,458	17,439	0.04
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.19%	11/19/2021	11/19/2028		26,076	25,949	25,373	0.06
									190,627	193,519	0.45
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.16%	10/29/2021	10/29/2027		230,966	228,794	230,966	0.55
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	5.50%	7.86%	3/20/2024	4/7/2031	EUR	51,768	54,794	55,825	0.13
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	3/20/2024	4/7/2031		4,522	4,425	4,522	0.01
									288,013	291,313	0.69
Media
Bimini Group Purchaser Inc	(4)(10)	SOFR +	5.25%	9.56%	4/26/2024	4/26/2031		206,605	204,814	206,605	0.49
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	4/26/2024	4/26/2031		8,555	8,048	8,170	0.02
McGraw-Hill Education, Inc.	(9)	SOFR +	3.25%	7.57%	1/16/2025	8/6/2031		11,146	11,146	11,142	0.03
Radiate Holdco, LLC	(10)	SOFR +	3.25%	7.69%	11/1/2021	9/25/2026		28,142	28,124	24,183	0.06
									252,132	250,100	0.60
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.29%	4/29/2021	1/31/2029		15,708	15,645	15,600	0.04
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028		32,834	32,608	32,834	0.08
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.54%	1/15/2025	12/21/2028		34,723	34,723	34,362	0.08
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028		17,861	17,729	17,861	0.04
									85,060	85,057	0.20

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.29%	11/12/2021	11/12/2027		$62,460	$61,983	$61,367	0.15%
Profile Products, LLC	(4)(5)(7)(10)	P +	4.75%	12.25%	11/12/2021	11/12/2027		9,046	8,961	8,873	0.02
Profile Products, LLC	(4)(5)(7)(10)	P +	4.75%	12.25%	11/12/2021	11/12/2027		824	780	700	0.00
									71,724	70,940	0.17
Pharmaceuticals
Dechra Finance US LLC	(6)(8)	SOFR +	3.25%	7.51%	12/3/2024	12/3/2031		5,000	5,044	4,996	0.01
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	5.50%	8.96%	10/11/2022	10/27/2028	EUR	60,136	58,626	65,025	0.16
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	5.50%	7.87%	1/28/2025	10/27/2028	EUR	23,167	23,873	25,050	0.06
Eden Acquisitionco, Ltd.	(4)(5)(6)(7)(10)	SOFR +	6.25%	10.53%	11/2/2023	11/18/2030		110,286	107,917	110,215	0.26
Elanco Animal Health, Inc.	(5)(6)(8)	SOFR +	1.75%	6.17%	1/30/2025	8/1/2027		996	997	995	0.00
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	4.75%	9.46%	11/15/2024	11/15/2031	AUD	1,000	643	618	0.00
Opal Bidco SAS	(6)(8)	SOFR +	3.25%	7.55%	3/31/2025	3/31/2032		46,648	46,415	46,590	0.11
Padagis, LLC	(6)(9)	SOFR +	4.75%	9.30%	7/6/2021	7/6/2028		19,556	19,537	18,358	0.04
Rhea Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	9.10%	12/20/2024	12/20/2030		266,862	264,149	266,572	0.64
									527,201	538,419	1.28
Professional Services
AG Group Holdings Inc	(9)	SOFR +	4.25%	8.57%	12/29/2021	12/29/2028		6,068	6,048	5,967	0.01
ALKU, LLC	(4)(10)	SOFR +	6.25%	10.47%	5/23/2023	5/23/2029		54,715	53,791	54,715	0.13
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.72%	2/21/2024	5/23/2029		4,950	4,872	4,876	0.01
Alpine Intel Intermediate 2 LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.89%	8/28/2024	1/31/2028		3,185	2,989	3,185	0.01
Apex Companies, LLC	(4)(11)	SOFR +	5.25%	9.54%	1/31/2023	1/31/2028		1,970	1,940	1,955	0.00
Apex Companies, LLC	(4)(11)	SOFR +	5.25%	9.56%	8/28/2024	1/31/2028		10,924	10,784	10,842	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	8/28/2024	1/31/2028		2,786	2,728	2,726	0.01
Artisan Acquisitionco, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	9.30%	9/23/2024	9/30/2031		392,805	385,005	385,385	0.92
Ascensus Group Holdings Inc	(9)	SOFR +	3.00%	7.32%	12/13/2024	8/2/2028		40,709	40,709	40,518	0.10
Baker Tilly Advisory Group LP	(4)(7)(10)	SOFR +	4.75%	9.07%	6/3/2024	6/3/2031		175,883	172,898	175,683	0.42
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.07%	12/30/2021	12/29/2028		11,541	11,465	11,146	0.03
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.82%	11/2/2021	11/2/2027		20,718	20,367	20,319	0.05
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	9.07%	5/26/2021	11/16/2029		210,835	208,908	210,499	0.50
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	9.07%	11/18/2022	11/16/2029		25,983	25,357	25,983	0.06
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	9.07%	2/14/2025	11/16/2029		33,492	33,164	33,492	0.08
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	10.56%	5/19/2022	5/18/2029		2,870	2,870	2,870	0.01
Chronicle Bidco, Inc.	(4)(11)	SOFR +	6.25%	10.56%	5/19/2022	5/18/2029		41,655	41,431	41,655	0.10
Chronicle Bidco, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.57%	3/26/2024	5/18/2029		2,157	2,036	2,017	0.00
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	10.15%	12/8/2021	12/8/2028		33,515	33,409	32,923	0.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.89%	12/16/2021	12/16/2027		$44,458	$44,057	$44,458	0.11%
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.81%	12/16/2021	12/16/2027		68,350	67,732	66,982	0.16
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	9.65%	8/26/2021	8/26/2027		118,221	117,205	118,221	0.28
CohnReznick Advisory LLC	(4)(7)(8)	SOFR +	4.00%	8.30%	3/26/2025	3/31/2032		14,764	14,690	14,781	0.04
CRCI Longhorn Holdings Inc	(4)(7)(10)	SOFR +	5.00%	9.32%	8/27/2024	8/27/2031		63,987	63,325	63,903	0.15
CRCI Longhorn Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.31%	8/27/2024	8/27/2031		5,777	5,675	5,777	0.01
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	1/7/2021	4/9/2027		84,160	83,971	80,066	0.19
DTI Holdco, Inc.	(7)(10)	SOFR +	4.00%	8.32%	2/12/2025	1/25/2029		24,438	24,194	22,718	0.05
East River Bidco Gmbh	(4)(6)(8)	E +	5.25%	7.62%	3/26/2025	3/26/2032	EUR	90	95	96	0.00
East River Bidco Gmbh	(4)(6)(8)	E +	5.25%	7.62%	3/26/2025	3/26/2032	EUR	36	38	39	0.00
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.32%	2/28/2024	2/28/2031		995	1,010	995	0.00
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	10.04%	4/14/2022	4/14/2028		66,913	66,415	65,241	0.16
Emerald US, Inc.	(6)(8)	SOFR +	3.00%	7.30%	7/12/2019	7/12/2028		3,799	3,797	3,792	0.01
First Advantage Holdings, LLC	(8)	SOFR +	3.25%	7.57%	10/31/2024	10/31/2031		5,489	5,513	5,465	0.01
G&A Partners Holding Company II, LLC	(4)(9)	SOFR +	5.50%	9.81%	3/1/2024	3/1/2031		60,039	59,025	60,039	0.14
G&A Partners Holding Company II, LLC	(4)(5)(7)(9)	SOFR +	5.50%	9.81%	3/1/2024	3/1/2031		7,347	6,955	7,157	0.02
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.55%	2/5/2025	9/27/2030		8,947	8,973	8,804	0.02
Guidehouse, Inc.	(4)(10)	SOFR +	5.00%	9.32% (incl. 2.00% PIK)	10/15/2021	12/16/2030		1,245,193	1,236,793	1,245,193	2.98
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.29%	11/1/2024	9/22/2028		577,197	572,265	577,197	1.38
Inmar, Inc.	(11)	SOFR +	5.00%	9.33%	6/21/2023	10/30/2031		24,873	24,755	24,896	0.06
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	2/28/2025	2/28/2030		52	52	40	0.00
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.56% (incl. 5.25% PIK)	2/28/2025	2/28/2030		6,202	6,202	6,202	0.01
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.21%	2/25/2022	2/25/2028		120,265	119,116	120,265	0.29
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.20%	12/22/2023	2/25/2028		23,221	22,888	23,221	0.06
Lereta, LLC	(10)	SOFR +	5.25%	9.69%	7/30/2021	7/30/2028		28,840	28,702	25,520	0.06
Mantech International CP	(4)(7)(10)	SOFR +	5.00%	9.29%	4/12/2024	9/14/2029		896,842	884,577	895,642	2.14
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	5.75%	10.21%	1/18/2024	1/31/2031	GBP	80,581	100,583	103,798	0.25
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	9.32%	5/10/2024	5/10/2030		114,937	112,642	114,147	0.27

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030	$18,075	$17,786	$18,075	0.04%
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030	4,437	4,296	4,399	0.01
Oxford Global Resources Inc	(4)(11)	SOFR +	6.00%	10.42%	8/17/2021	8/17/2027	92,781	92,046	92,781	0.22
Oxford Global Resources Inc	(4)(5)(7)(11)	SOFR +	6.00%	10.42%	8/17/2021	8/17/2027	8,705	8,581	8,705	0.02
Oxford Global Resources Inc	(4)(5)(9)	SOFR +	6.00%	10.41%	6/6/2024	8/17/2027	9,899	9,728	9,899	0.02
Pavion Corp.	(4)(6)(10)	SOFR +	6.00%	10.29% (incl. 2.25% PIK)	10/30/2023	10/30/2030	112,160	110,372	111,038	0.27
Pavion Corp.	(4)(5)(6)(7)(10)	SOFR +	6.00%	10.29% (incl. 2.25% PIK)	10/30/2023	10/30/2030	23,797	23,387	23,520	0.06
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.75%	9.07%	10/17/2022	10/17/2029	35,516	34,824	35,516	0.08
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	10/17/2022	10/17/2029	6,359	6,087	6,286	0.02
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.75%	9.07%	2/26/2025	10/17/2029	12,251	12,191	12,251	0.03
Plano HoldCo Inc	(8)	SOFR +	3.50%	7.83%	12/11/2024	10/1/2031	1,000	1,018	998	0.00
Polyconcept Investments B.V.	(10)	SOFR +	5.50%	9.83%	5/20/2022	5/18/2029	24,228	23,940	22,994	0.06
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.31%	2/24/2023	7/31/2031	5,159	5,121	5,148	0.01
STV Group, Inc.	(4)(10)	SOFR +	5.00%	9.32%	3/20/2024	3/20/2031	58,249	57,255	58,249	0.14
STV Group, Inc.	(4)(5)(7)(10)	P +	4.00%	11.50%	3/20/2024	3/20/2030	2,522	2,183	2,353	0.01
The North Highland Co LLC	(4)(10)	SOFR +	4.75%	9.07%	12/20/2024	12/20/2031	92,109	91,230	91,188	0.22
The North Highland Co LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	12/20/2024	12/20/2030	12,173	11,762	11,742	0.03
Thevelia US, LLC	(6)(9)	SOFR +	3.00%	7.30%	7/29/2024	6/18/2029	33,689	33,689	33,661	0.08
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	9.76%	6/29/2021	6/29/2028	24,735	24,556	24,735	0.06
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	9.67%	6/29/2021	6/29/2028	66,777	65,435	65,630	0.16
Trinity Partners Holdings, LLC	(4)(11)(18)	SOFR +	6.24%	10.66%	12/21/2021	12/21/2028	379,476	375,362	379,476	0.91
TTF Lower Intermediate LLC	(7)(8)	SOFR +	3.75%	8.00%	7/18/2024	7/18/2031	50,174	46,716	48,971	0.12
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	6/1/2022	6/1/2029	150,798	148,844	150,798	0.36
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	11/9/2021	11/8/2028	713,366	705,619	706,233	1.69
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	12/18/2024	11/8/2028	24,378	24,151	24,134	0.06
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	5.00%	9.31%	10/1/2024	10/1/2031	44,194	43,840	43,973	0.11
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	10/1/2024	10/1/2031	2,481	2,308	2,340	0.01
								6,724,343	6,766,504	16.20

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.80%	11/3/2023	11/3/2029		$34,497	$34,055	$34,497	0.08%
Community Management Holdings Midco 2 LLC	(4)(10)	SOFR +	5.00%	9.29%	11/1/2024	11/1/2031	55,468		54,678	55,052	0.13
Community Management Holdings Midco 2 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.29%	11/1/2024	11/1/2031	2,181		1,891	1,945	0.00
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	3.25%	7.57%	9/25/2024	1/31/2030	1,560		1,560	1,561	0.00
Cushman & Wakefield US Borrower, LLC	(4)(6)(9)	SOFR +	2.75%	7.07%	1/22/2025	1/31/2030	7,443		7,443	7,433	0.02
Neptune BidCo SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.86%	3/28/2024	4/1/2031	EUR	6,495	6,868	6,937	0.02
Odevo AB	(4)(5)(6)(8)	ST +	5.50%	7.84%	10/31/2024	12/31/2030	SEK	601,705	54,321	59,561	0.14
Odevo AB	(4)(5)(6)(8)	E +	5.50%	8.05%	10/31/2024	12/31/2030	EUR	1,236	1,288	1,330	0.00
Odevo AB	(4)(5)(6)(8)	S +	5.50%	9.96%	10/31/2024	12/31/2030	GBP	28,090	35,418	36,104	0.09
Odevo AB	(4)(6)(7)(8)	SOFR +	5.50%	9.80%	10/31/2024	12/31/2030	143,644		143,292	142,430	0.34
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	7.45%	10/2/2024	10/2/2028	GBP	53,099	69,577	68,076	0.16
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.77%	10/2/2024	10/2/2028	EUR	50,089	53,634	53,755	0.13
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.93%	10/2/2024	10/2/2028	EUR	140,261	153,435	150,526	0.36
Progress Residential PM Holdings, LLC	(4)(10)	SOFR +	5.50%	9.92%	2/16/2021	8/8/2030	79,357		78,310	79,357	0.19
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.92%	7/26/2022	8/8/2030	15,205		14,954	15,205	0.04
									710,724	713,769	1.70
Software
Abacus Holdco 2 Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.54%	10/11/2024	10/10/2031	EUR	838	905	900	0.00
AI Titan Parent Inc	(4)(7)(10)	SOFR +	4.75%	9.07%	8/29/2024	8/29/2031	110,274		109,037	109,751	0.26
Analytic Partners LP	(4)(7)(10)	SOFR +	4.75%	9.04%	4/4/2022	4/4/2030	21,204		20,948	21,009	0.05
Analytic Partners LP	(4)(5)(10)	SOFR +	4.75%	9.13%	12/17/2024	4/4/2030	12,035		11,950	11,945	0.03
Anaplan, Inc.	(4)(5)(10)	SOFR +	5.00%	9.30%	4/25/2024	6/21/2029	200		198	200	0.00
Anaplan, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	6/21/2022	6/21/2029	536,190		529,208	536,190	1.28
Aptean, Inc.	(4)(10)	SOFR +	5.25%	9.56%	1/29/2024	1/30/2031	44,065		43,719	44,065	0.11
Aptean, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	1/29/2024	1/30/2031	863		779	817	0.00
Armstrong Bidco Limited	(4)(6)(8)	S +	5.25%	9.70%	6/2/2022	6/28/2029	GBP	478,945	574,678	606,303	1.45
Arnhem BidCo GmbH	(4)(6)(7)(8)	E +	4.75%	7.11%	9/18/2024	10/1/2031	EUR	229,680	252,290	245,587	0.59
AuditBoard Inc	(4)(7)(10)	SOFR +	4.75%	9.05%	7/12/2024	7/12/2031	80,730		79,695	80,298	0.19
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.50%	10.82%	3/19/2024	3/19/2031	61,560		60,686	61,560	0.15
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.25%	9.57%	1/2/2025	1/2/2031	54,123		53,604	53,582	0.13
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.57%	1/2/2025	1/2/2031	11,265		11,017	11,006	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Bayshore Intermediate #2 LP	(4)(7)(10)	SOFR +	6.25%	10.56% (incl. 3.38% PIK)	11/8/2024	10/1/2028		$317,568	$317,116	$317,444	0.76%
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.54%	2/19/2025	3/7/2031		74,031	72,765	74,401	0.18
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	8/8/2022	8/8/2028		69,936	69,185	69,587	0.17
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	8/8/2022	8/8/2028		12,334	12,202	12,273	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	8/8/2022	8/8/2028		8,488	8,408	8,445	0.02
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	10/25/2024	8/8/2028		56,753	56,002	56,469	0.14
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	6.25%	10.80%	9/12/2023	9/12/2029		54,582	53,527	54,434	0.13
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.29%	1/24/2025	7/30/2031		15,431	15,431	15,184	0.04
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.32%	11/28/2023	11/28/2030		499,102	494,587	498,933	1.19
Caribou Bidco Ltd	(4)(5)(6)(8)	S +	5.00%	9.70%	7/2/2024	2/1/2029	GBP	221,441	281,292	286,046	0.68
CDK Global Inc.	(8)	SOFR +	3.25%	7.58%	5/16/2024	7/6/2029		4,960	4,960	4,272	0.01
Cloud Software Group, Inc.	(9)	SOFR +	3.50%	7.83%	11/25/2024	3/30/2029		5,544	5,544	5,500	0.01
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031		2,594	2,594	2,572	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	8.17%	10/8/2021	10/8/2028		34,981	34,730	34,571	0.08
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.06%	2/23/2022	2/23/2029		257,960	253,679	208,303	0.50
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.06%	3/11/2022	2/23/2029		6,159	6,052	4,973	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	9.29%	2/14/2025	7/30/2028		19,938	19,340	19,540	0.05
Conga Corp.	(10)	SOFR +	3.50%	7.79%	8/8/2024	5/8/2028		11,451	11,451	11,479	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	10.05%	7/14/2021	7/14/2027		106,725	105,913	105,124	0.25
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.07%	7/14/2021	7/14/2027		3,259	3,135	3,014	0.01
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.05%	10/9/2024	7/14/2027		6,005	5,774	5,857	0.01
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	9/30/2021	9/29/2028		27,959	27,915	27,971	0.07
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.19%	10/15/2021	10/16/2028		26,806	26,748	23,355	0.06
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	10.32%	9/7/2023	10/16/2028		34,383	33,652	33,953	0.08
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	5.25%	9.54%	2/27/2023	2/27/2030		1,822	1,787	1,820	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	11.07%	11/8/2023	11/8/2030		122,658	119,943	121,983	0.29
Databricks, Inc.	(4)(7)(8)	SOFR +	4.50%	8.82%	1/3/2025	1/3/2031		525,000	522,471	523,253	1.25

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.07%	5/1/2024	11/30/2029		$79,152	$79,166	$78,365	0.19%
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	5.00%	9.46%	8/29/2023	8/29/2030	GBP	14,404	17,795	18,604	0.04
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.00%	7.68%	8/29/2023	8/29/2030	EUR	4,174	4,424	4,514	0.01
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.00%	7.68%	2/28/2024	8/29/2030	EUR	263	276	285	0.00
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.00%	7.68%	2/28/2024	8/29/2030	EUR	5,845	6,265	6,320	0.02
Diligent Corp	(4)(7)(10)	SOFR +	5.00%	9.31%	4/30/2024	8/2/2030	173,460		172,124	173,085	0.41
Diligent Corp	(4)(10)	SOFR +	5.00%	9.31%	4/30/2024	8/2/2030	29,736		29,595	29,736	0.07
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	11.14% (incl. 6.07% PIK)	4/7/2022	4/9/2029	589,507		584,184	496,660	1.19
Discovery Education, Inc.	(4)(5)(10)	SOFR +	5.75%	10.15%	4/7/2022	4/9/2029	52,540		51,937	44,265	0.11
Discovery Education, Inc.	(4)(11)	SOFR +	6.75%	11.04% (incl. 6.02% PIK)	10/3/2023	4/9/2029	66,344		65,757	55,895	0.13
Doit International Ltd	(4)(7)(11)	SOFR +	4.50%	8.82%	11/25/2024	11/26/2029	100,067		98,228	98,066	0.23
Dropbox, Inc.	(4)(6)(7)(10)(18)	SOFR +	6.38%	10.70%	12/11/2024	12/11/2029	333,161		325,356	325,654	0.78
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030	5,410		5,410	5,418	0.01
Edison Bidco AS	(4)(5)(6)(7)(8)	E +	5.25%	7.91%	12/18/2024	12/18/2031	EUR	345	608	86	0.00
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.25%	9.70% (incl. 2.25% PIK)	3/27/2024	4/29/2031	GBP	67,966	84,221	87,136	0.21
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.29% (incl. 1.97% PIK)	3/27/2024	4/29/2031	21,262		21,045	21,102	0.05
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.07%	4/30/2024	4/29/2031	17,609		17,518	17,477	0.04
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.25%	9.70% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	12,529	15,517	16,063	0.04
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.25%	9.83% (incl. 2.25% PIK)	3/27/2024	4/29/2031	GBP	30,467	37,754	39,061	0.09
Epicor Software Corp.	(10)	SOFR +	2.75%	7.07%	5/30/2024	5/30/2031	5,074		5,061	5,066	0.01
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.31%	7/2/2024	7/2/2031	34,728		34,573	34,641	0.08
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.31%	7/2/2024	7/2/2031	3,403		3,361	3,373	0.01
Experity, Inc.	(4)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	7/22/2021	2/24/2028	107,557		106,640	107,557	0.26
Experity, Inc.	(4)(7)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	2/24/2022	2/24/2028	34,631		34,011	34,430	0.08
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.79%	6/11/2024	3/2/2028	51,842		51,839	48,189	0.12
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	9,760		9,760	9,722	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Gen Digital Inc	(6)(9)	SOFR +	1.75%	6.07%	6/5/2024	9/12/2029		$4,982	$4,982	$4,962	0.01%
Gigamon Inc.	(4)(10)	SOFR +	5.75%	10.20%	3/11/2022	3/9/2029		421,742	416,995	395,383	0.95
Gigamon Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.19%	3/11/2022	3/9/2029		7,732	7,606	6,121	0.01
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	7/15/2024	12/2/2028		285,635	283,005	285,027	0.68
Granicus Inc.	(4)(10)	SOFR +	5.75%	10.04% (incl. 2.25% PIK)	1/17/2024	1/17/2031		30,891	30,645	30,891	0.07
Granicus Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.54% (incl. 2.25% PIK)	1/17/2024	1/17/2031		8,271	8,194	8,263	0.02
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031		142,700	141,746	142,700	0.34
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031		3,710	3,368	3,473	0.01
GS Acquisitionco Inc	(4)(5)(11)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028		11,964	11,925	11,904	0.03
GS Acquisitionco Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028		1,313	1,277	1,273	0.00
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031		77,712	77,032	77,324	0.18
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031		30,350	30,086	30,199	0.07
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	9/26/2024	6/14/2031		35,901	35,574	35,722	0.09
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.39%	6/23/2021	11/19/2026		23,503	23,508	21,576	0.05
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	10.79%	1/26/2024	1/25/2030		72,237	70,966	72,237	0.17
Idemia America Corp	(6)(10)	SOFR +	4.25%	8.58%	2/2/2024	9/30/2028		992	998	999	0.00
IGT Holding IV AB	(4)(5)(6)(8)	E +	5.25%	8.60%	10/25/2022	3/31/2028	EUR	14,835	15,948	16,041	0.04
ION Trading Finance Ltd.	(6)(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028		23,053	23,053	22,888	0.05
IQN Holding Corp	(4)(10)	SOFR +	5.25%	9.56%	5/2/2022	5/2/2029		45,774	45,519	45,774	0.11
IQN Holding Corp	(4)(5)(7)(10)	SOFR +	5.25%	9.57%	5/2/2022	5/2/2028		3,141	3,112	3,141	0.01
IRI Group Holdings Inc	(4)(10)	SOFR +	5.00%	9.31%	4/1/2024	12/1/2028		1,583,182	1,563,107	1,583,182	3.79
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	4/1/2024	12/1/2027		11,750	10,571	11,750	0.03
Javelin Buyer Inc	(6)(8)	SOFR +	3.25%	7.56%	12/6/2024	10/8/2031		3,000	3,018	2,990	0.01
JS Parent Inc	(4)(7)(10)	SOFR +	5.00%	9.59%	4/24/2024	4/24/2031		81,015	80,630	80,975	0.19
Kaseya, Inc.	(7)(8)	SOFR +	3.25%	7.57%	3/20/2025	3/22/2032		125,000	123,442	124,641	0.30
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	2/8/2021	8/9/2027		107,088	106,704	106,285	0.25
LogicMonitor Inc	(4)(7)(10)	SOFR +	5.50%	9.79%	11/15/2024	11/15/2031		91,603	90,382	90,315	0.22

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Magenta Security Holdings LLC	(5)(11)	SOFR +	6.25%	10.54%	8/14/2024	7/27/2028		$9,724	$9,391	$9,892	0.02%
Magenta Security Holdings LLC	(5)(10)(18)	SOFR +	6.75%	11.30%	8/14/2024	7/27/2028		27,581	26,421	25,039	0.06
Magenta Security Holdings LLC	(5)(10)(17)(18)	SOFR +	7.00%	11.55% (incl. 5.50% PIK)	8/14/2024	7/27/2028		6,792	2,110	1,947	0.00
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.25%	9.71%	5/19/2022	5/18/2029	GBP	100,826	124,111	130,242	0.31
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	5.25%	9.57%	5/19/2022	5/18/2029		1,043,076	1,027,327	1,043,076	2.50
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	5.25%	9.57%	3/21/2024	5/18/2029		29,190	28,902	29,190	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	8.20%	7/30/2021	7/31/2028		75,896	75,353	66,030	0.16
Mandolin Technology Intermediate Holdings, Inc.	(4)(7)(9)	SOFR +	6.25%	10.70%	6/9/2023	7/31/2028		61,896	60,488	57,441	0.14
Maverick Bidco Inc.	(10)	SOFR +	3.75%	8.19%	5/18/2021	5/18/2028		16,450	16,412	16,474	0.04
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	5.00%	9.39%	5/26/2023	5/18/2028		69,161	67,584	69,161	0.17
Maverick Bidco Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.14%	8/16/2024	5/18/2028		57,477	56,954	57,190	0.14
McAfee Corp.	(6)(9)	SOFR +	3.00%	7.31%	5/31/2024	3/1/2029		29,647	29,647	28,372	0.07
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	10/28/2021	10/29/2028		874,484	866,504	780,477	1.87
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	8/16/2022	10/29/2028		215,744	213,354	192,551	0.46
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	8.89%	5/2/2022	5/2/2029		11,586	11,552	9,848	0.02
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027		10,916	10,799	10,916	0.03
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027		5,416	5,273	5,187	0.01
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	1/7/2021	2/10/2027		240,833	239,605	239,027	0.57
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	9.05%	8/27/2024	2/10/2027		8,769	8,514	7,729	0.02
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	9.82%	11/9/2023	11/9/2030		99,640	97,916	99,640	0.24
Nintex Topco Limited	(4)(6)(8)	SOFR +	6.00%	10.45% (incl. 1.50% PIK)	11/12/2021	11/13/2028		679,095	672,196	624,767	1.49
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.30%	6/10/2024	6/24/2031		39,633	39,200	39,587	0.09
Optimizely North America Inc	(4)(5)(10)	S +	5.50%	9.96%	10/30/2024	10/30/2031	GBP	2,135	2,743	2,731	0.01
Optimizely North America Inc	(4)(5)(10)	E +	5.25%	7.61%	10/30/2024	10/30/2031	EUR	7,118	7,657	7,619	0.02
Optimizely North America Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	10/30/2024	10/30/2031		20,286	20,067	20,053	0.05
Optus 1011 GmbH	(4)(5)(6)(7)(8)	E +	5.00%	7.41%	3/7/2025	3/24/2032	EUR	33,860	35,553	35,609	0.09

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Oranje Holdco, Inc.	(4)(5)(11)	SOFR +	7.25%	11.82%	4/19/2024	2/1/2029		$5,000	$4,917	$5,000	0.01%
Oranje Holdco, Inc.	(4)(7)(11)	SOFR +	7.75%	12.04%	2/1/2023	2/1/2029		66,000	64,813	66,000	0.16
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.79%	2/1/2024	2/3/2031		80,660	79,759	80,660	0.19
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.79%	2/1/2024	2/3/2031		7,994	7,847	7,994	0.02
Perforce Software, Inc.	(9)	SOFR +	4.75%	9.07%	3/22/2024	3/25/2031		19,850	19,765	18,647	0.04
Perforce Software, Inc.	(8)	SOFR +	4.75%	9.07%	12/18/2024	7/1/2029		18,393	18,123	17,585	0.04
Ping Identity Holding Corp	(4)(7)(10)	SOFR +	4.75%	9.05%	10/21/2024	10/17/2029		38,363	37,980	38,363	0.09
Project Alpha Intermediate Holding Inc	(9)	SOFR +	3.25%	7.58%	5/14/2024	10/28/2030		70,676	70,676	70,602	0.17
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.64%	7/20/2022	7/20/2029		132,953	128,224	115,565	0.28
Project Leopard Holdings, Inc.	(5)(7)(8)	SOFR +	4.25%	8.80%	7/20/2022	7/20/2027		9,480	9,487	6,429	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.32%	5/28/2024	8/31/2028		6,904	6,904	6,890	0.02
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	11/7/2024	11/7/2031		53,566	53,287	53,404	0.13
QBS Parent, Inc.	(4)(5)(10)	SOFR +	4.75%	9.05%	2/28/2025	11/7/2031		5,196	5,170	5,183	0.01
Rally Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.05%	7/19/2022	7/19/2028		143,182	141,685	132,085	0.32
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/19/2022	7/19/2028		11,535	11,339	10,159	0.02
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.82%	5/12/2021	5/12/2029		37,640	37,593	37,520	0.09
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.56%	10/5/2023	11/28/2028		45,001	44,561	44,945	0.11
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	8.11%	4/3/2024	4/30/2031	EUR	37,234	39,581	40,183	0.10
Severin Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.31% (incl. 2.25% PIK)	10/1/2024	10/1/2031		341,449	337,687	339,244	0.81
Skopima Consilio Parent, LLC	(7)(9)	SOFR +	3.75%	8.07%	12/18/2024	5/12/2028		39,532	39,136	39,208	0.09
Solarwinds Holdings, Inc.	(8)	SOFR +	2.75%	7.07%	7/24/2024	2/5/2030		2,970	2,967	2,974	0.01
Sovos Compliance, LLC	(8)	SOFR +	4.00%	8.32%	2/11/2025	8/12/2029		13,721	13,719	13,679	0.03
Spaceship Purchaser Inc	(4)(7)(10)	SOFR +	5.00%	9.30%	10/17/2024	10/17/2031		502,321	496,730	498,853	1.19
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	7.86%	3/8/2021	3/11/2027	EUR	18,818	22,569	20,347	0.05
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.92%	3/9/2021	3/11/2027		116,509	115,911	116,509	0.28
Stamps.com, Inc.	(4)(5)(10)	SOFR +	5.75%	10.14%	12/14/2021	10/5/2028		9,819	9,718	9,648	0.02
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.14%	10/5/2021	10/5/2028		834,789	826,411	820,180	1.96
Surf Holdings, LLC	(6)(8)	SOFR +	3.50%	7.94%	1/7/2021	3/5/2027		12,549	12,562	12,566	0.03
Tango Bidco SAS	(4)(5)(6)(8)	E +	5.00%	7.79%	10/17/2024	10/17/2031	EUR	69,197	73,939	73,768	0.18
Tango Bidco SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.79%	10/17/2024	10/17/2031	EUR	18,953	20,815	20,039	0.05
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.32%	1/7/2021	2/18/2027		6,775	6,761	6,750	0.02
TravelPerk Inc	(4)(6)(8)		11.50%	11.50% PIK	5/2/2024	5/2/2029		46,579	44,174	45,414	0.11
Tricentis Operations Holdings, Inc.	(4)(7)(11)	SOFR +	6.25%	10.55% (incl. 4.87% PIK)	2/11/2025	2/11/2032		132,410	130,819	130,788	0.31

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.20%	5/6/2021	5/5/2028		$43,429	$42,919	$41,120	0.10%
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.20%	3/18/2022	5/5/2028	25,450		25,193	24,432	0.06
Varicent Parent Holdings Corp	(4)(7)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	8/23/2024	8/23/2031	72,680		71,516	71,864	0.17
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.55%	10/25/2021	4/24/2028	39,893		39,816	38,578	0.09
VS Buyer, LLC	(7)(8)	SOFR +	2.75%	7.07%	11/19/2024	4/12/2031	6,302		5,516	5,335	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	10.82%	8/14/2023	8/14/2029	81,400		79,444	81,156	0.19
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	34,818		34,822	34,861	0.08
Yellow Castle AB	(4)(6)(8)	ST +	5.00%	7.50% (incl. 2.25% PIK)	4/14/2022	7/9/2029	SEK	114,069	10,640	11,348	0.03
Yellow Castle AB	(4)(6)(8)	SA +	5.00%	5.44% (incl. 1.63% PIK)	4/14/2022	7/9/2029	CHF	10,774	10,903	12,178	0.03
Yellow Castle AB	(4)(5)(6)(9)	SA +	5.00%	5.44% (incl. 1.63% PIK)	7/28/2022	7/9/2029	CHF	3,516	3,534	3,974	0.01
Yellow Castle AB	(4)(6)(8)	E +	5.00%	7.65% (incl. 2.30% PIK)	4/14/2022	7/9/2029	EUR	32,139	32,173	34,752	0.08
Yellow Castle AB	(4)(5)(6)(8)	E +	5.00%	7.65% (incl. 2.30% PIK)	4/14/2022	7/9/2029	EUR	8,937	8,991	9,663	0.02
Yellow Castle AB	(4)(5)(6)(10)	S +	5.00%	9.70% (incl. 2.91% PIK)	7/28/2022	7/9/2029	GBP	12,584	14,946	16,255	0.04
Yellow Castle AB	(4)(5)(6)(7)(8)	E +	5.00%	7.46% (incl. 2.24% PIK)	2/27/2025	7/6/2029	EUR	15,055	15,551	16,157	0.04
Zendesk, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	7/23/2024	11/22/2028	932,053		914,587	928,932	2.22
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.90%	9.36%	8/13/2024	8/13/2031	GBP	71,058	89,121	90,754	0.22
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.90%	9.36%	1/30/2025	8/13/2031	GBP	7,896	9,727	10,098	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.90%	7.21%	9/13/2024	8/13/2031	SEK	108,262	9,845	10,663	0.03
									17,501,241	17,249,871	41.26
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.38%	1/7/2021	5/3/2026	36,866		36,708	36,866	0.09
EG America, LLC	(6)(8)	SOFR +	4.25%	8.56%	12/10/2024	2/7/2028	12,067		11,867	12,088	0.03
Hoya Midco, LLC	(6)(9)	SOFR +	2.25%	6.55%	2/5/2025	2/3/2029	9,472		9,472	9,354	0.02
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	7.31%	1/17/2025	5/4/2028	27,626		27,624	27,485	0.07
Metis Buyer, Inc.	(5)(7)(8)	SOFR +	3.25%	7.55%	5/4/2021	5/4/2026	6,390		6,346	6,270	0.01
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.07%	3/15/2024	3/15/2030	11,181		11,171	11,153	0.03
									103,188	103,216	0.25

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.42%	6/13/2024	2/28/2028		$75,139	$75,182	$75,139	0.18%
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.55%	2/11/2025	3/31/2028		22,643	22,641	22,507	0.05
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	7.80%	1/29/2021	1/31/2028		12,581	12,460	11,977	0.03
Hillman Group Inc	(6)(9)	SOFR +	2.00%	6.32%	7/14/2021	7/14/2028		6,401	6,411	6,383	0.02
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	12/22/2021	12/22/2028		15,583	15,549	15,618	0.04
Paramount Global Surfaces Inc	(4)(11)	SOFR +	6.00%	10.43%	4/30/2021	4/1/2027		80,856	80,158	71,153	0.17
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.82%	1/7/2021	12/28/2027		45,560	45,289	41,990	0.10
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	10.30%	3/4/2024	3/4/2030		108,060	105,984	108,060	0.26
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.42%	3/25/2024	3/25/2031		1,814	1,817	1,744	0.00
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.57%	6/13/2024	10/19/2029		14,456	14,423	14,049	0.03
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	7.07%	3/21/2025	8/1/2030		8,836	8,834	8,759	0.02
									313,566	302,240	0.72
Transportation Infrastructure
Capstone Acquisition Holdings Inc	(4)(7)(11)	SOFR +	4.50%	8.92%	8/29/2024	11/13/2029		95,650	95,160	95,619	0.23
Enstructure, LLC	(4)(7)(11)(18)	SOFR +	6.27%	10.59%	6/10/2024	6/10/2029		230,696	227,887	229,285	0.55
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	9.07% (incl. 2.00% PIK)	3/4/2025	3/4/2032		434	176	173	0.00
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	9.07% (incl. 2.00% PIK)	3/4/2025	3/4/2032		81,219	80,417	80,407	0.19
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.54%	8/4/2021	8/4/2027		91,659	90,943	90,284	0.22
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	10.55%	8/4/2021	8/4/2027		63,365	62,589	61,918	0.15
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.55%	12/22/2023	8/4/2027		13,724	13,547	13,518	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.55%	12/14/2022	8/4/2027		980	970	965	0.00
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	8.14%	4/28/2022	4/28/2029	EUR	236,429	244,775	255,650	0.61
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.27%	4/19/2021	10/19/2027		71,338	70,705	68,128	0.16
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.14%	1/31/2022	10/19/2027		75,984	75,518	72,565	0.17
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.14%	4/19/2021	10/19/2027		54,490	54,427	52,038	0.12
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.25%	9/11/2024	10/19/2027		4,324	4,254	4,129	0.01
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	9.69%	9/1/2021	9/1/2027		47,176	46,996	47,176	0.11
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	11.75%	9/1/2021	9/1/2027		839	825	805	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.91%	9/24/2021	9/24/2027	$146,663	$145,451	$146,663	0.35%
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.79%	9/19/2023	9/24/2027	63,095	62,315	63,095	0.15
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.90%	9/19/2023	9/24/2027	39,692	39,194	39,692	0.09
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.79%	9/24/2021	9/24/2027	45,514	45,160	45,514	0.11
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	4.50%	12.00%	9/24/2021	3/24/2027	6,400	6,227	6,400	0.02
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.89%	9/5/2024	9/24/2027	32,739	32,403	32,336	0.08
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.94%	7/9/2021	7/9/2027	71,292	70,753	71,292	0.17
TRP Infrastructure Services, LLC	(4)(7)(11)	SOFR +	5.50%	9.97%	12/2/2024	7/9/2027	24,432	24,135	24,332	0.06
								1,494,827	1,501,984	3.58
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	1/7/2021	12/17/2027	20,866	20,855	20,901	0.05
CyrusOne Revolving Warehouse	(4)(5)(6)(7)(8)	SOFR +	3.00%	7.32%	7/12/2024	7/2/2027	104,521	103,706	104,521	0.25
								124,561	125,422	0.30
Total First Lien Debt - non-controlled/non-affiliated								62,469,754	62,013,272	148.29
First Lien Debt - non-controlled/affiliated
Media
DMS Purchaser LLC	(4)(5)(6)(14)(16)	SOFR +	7.50%	11.80% (incl. 6.50% PIK)	2/24/2025	2/28/2030	6,151	6,151	6,151	0.01
Total First Lien Debt - non-controlled/affiliated								6,151	6,151	0.01
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.67% PIK	4/14/2023	4/14/2029	23,880	15,191	0	0.00
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.67% PIK	4/14/2023	4/14/2029	11,661	11,573	8,897	0.02
								26,764	8,897	0.02
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	56,160	49,530	13,063	0.03
								62,101	13,063	0.03
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	11/22/2049	2,250	2,250	2,250	0.01
Professional Services
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.43% (incl. 9.90% PIK)	6/14/2024	8/19/2027	238,505	236,812	238,132	0.57
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.43% PIK	6/14/2024	8/19/2027	59,023	57,075	10,435	0.02
								293,887	248,567	0.59
Total First Lien Debt - controlled/affiliated								385,002	272,777	0.65
Total First Lien Debt								62,860,907	62,292,200	148.95

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)	SOFR +	7.63%	12.20%	5/25/2021	5/25/2029		$44,520	$44,174	$26,044	0.06%
Peraton Corp.	(10)	SOFR +	7.75%	12.18%	5/6/2021	2/1/2029	43,259		42,949	32,850	0.08
									87,123	58,894	0.14
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.19%	3/31/2021	3/30/2029	29,464		29,390	29,299	0.07
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	9.30%	5/31/2024	5/31/2032	165,000		164,261	165,000	0.39
									193,651	194,299	0.46
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.71%	8/31/2021	8/31/2029	32,725		32,455	32,725	0.08
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,003	2,423	0.01
Hunter UK Bidco Ltd	(4)(6)(8)	S +	7.50%	11.96%	8/19/2021	8/19/2029	GBP	65,340	88,002	81,871	0.20
Inizio Group Ltd	(4)(6)(8)	SOFR +	7.25%	11.65%	12/31/2021	8/19/2029	15,000		14,785	14,325	0.03
Inizio Group Ltd	(4)(5)(6)(8)	SOFR +	7.25%	11.65%	3/31/2022	8/19/2029	10,000		9,852	9,550	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.14%	5/26/2021	10/15/2027	6,537		6,485	6,046	0.01
									122,127	114,215	0.27
Health Care Technology
Project Ruby Ultimate Parent Corp	(4)(10)	SOFR +	5.25%	9.69%	10/15/2024	3/10/2029	100,934		100,482	100,682	0.24
Insurance
SQ ABS Issuer LLC	(4)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	13,981		13,804	13,876	0.03
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	5.25%	9.56%	7/16/2024	7/16/2032	44,853		44,649	44,965	0.11
Speedster Bidco GmbH	(4)(6)(8)	CA +	5.50%	8.16%	12/10/2024	2/13/2032	CAD	681,018	477,118	464,960	1.11
									521,767	509,925	1.22
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	11.32%	2/19/2021	2/19/2029	60,975		61,092	49,847	0.12
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	15.05% PIK	11/24/2021	11/24/2033	131,514		129,751	131,514	0.31
									190,843	181,361	0.43
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	15.05% PIK	9/1/2021	3/7/2030	45,977		45,469	41,839	0.10

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued0
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.44%	11/19/2021	11/19/2029		$24,677	$24,525	$23,567	0.06%
Media
HMH Education Inc	(4)(9)	SOFR +	8.50%	12.82%	4/7/2022	4/8/2030		80,500	79,472	80,299	0.19
Professional Services
CoreLogic, Inc.	(9)	SOFR +	6.50%	10.94%	6/4/2021	6/4/2029		67,488	67,135	65,569	0.16
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	11.34%	4/22/2021	4/7/2028		14,069	14,057	13,514	0.03
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.56%	2/28/2025	2/28/2030		2,067	2,067	2,067	0.00
Sedgwick Claims Management Services, Inc.	(4)(8)	SOFR +	5.00%	9.31%	7/31/2024	7/31/2032		230,000	227,892	229,425	0.55
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.00%	10.30%	6/17/2022	6/17/2032		182,046	178,489	182,045	0.44
									489,640	492,620	1.18
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	10.04%	7/30/2024	7/30/2032		58,594	58,062	56,690	0.14
CB Nike Holdco LLC	(4)(11)	SOFR +	7.35%	11.67% PIK	11/25/2024	11/26/2029		210,812	206,901	206,596	0.49
Cloudera, Inc.	(9)	SOFR +	6.00%	10.42%	10/8/2021	10/8/2029		66,697	66,382	63,723	0.15
Delta Topco, Inc.	(8)	SOFR +	5.25%	9.57%	5/1/2024	12/1/2030		87,913	87,534	88,050	0.21
Flash Charm, Inc.	(8)	SOFR +	6.75%	11.19%	3/2/2021	3/2/2029		27,051	26,882	24,188	0.06
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.07%	7/22/2022	7/22/2027		50,000	49,595	47,750	0.11
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.04%	7/22/2022	7/22/2027		50,000	49,595	47,750	0.11
IGT Holding II AB	(4)(6)(8)	SOFR +	6.50%	10.77% PIK	8/13/2024	8/27/2033		129,022	126,743	128,377	0.31
Kaseya, Inc.	(4)(5)(8)	SOFR +	5.00%	9.32%	3/20/2025	5/20/2033		125,000	123,880	124,375	0.30
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.97% (incl. 6.50% PIK)	7/30/2021	7/30/2029		31,950	31,709	26,519	0.06
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	8.00%	12.29%	12/19/2023	5/18/2029		628	618	622	0.00
Maverick Bidco Inc.	(10)	SOFR +	6.75%	11.19%	5/18/2021	5/18/2029		18,000	17,960	17,708	0.04
Maverick Bidco Inc.	(4)(5)(7)(11)	SOFR +	8.00%	12.29%	8/16/2024	5/18/2029		35,653	35,103	35,185	0.08
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	11.81% PIK	10/10/2024	9/30/2029	EUR	31,461	33,936	33,509	0.08
Project Alpha Intermediate Holding Inc	(9)	SOFR +	5.00%	9.33%	11/21/2024	11/21/2032		49,542	49,295	49,357	0.12
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.80%	4/23/2021	4/23/2029		41,439	41,277	40,032	0.10
									1,005,472	990,431	2.36
Trading Companies & Distributors
Icebox Holdco III, Inc.	(9)	SOFR +	6.75%	11.34%	12/22/2021	12/21/2029		14,000	13,916	14,140	0.03
Total Second Lien Debt - non-controlled/non-affiliated									2,920,746	2,848,873	6.79
Total Second Lien Debt									2,920,746	2,848,873	6.79

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie Inc	(5)(6)(8)	4.80%	4.80%	9/10/2024	3/15/2029		$1,000	$1,028	$1,013	0.00%
Amgen Inc	(5)(6)(8)	5.15%	5.15%	9/10/2024	3/2/2028		1,000	1,026	1,018	0.00
Biogen Inc	(5)(6)(8)	2.25%	2.25%	9/10/2024	5/1/2030		1,000	905	882	0.00
Gilead Sciences Inc	(5)(6)(8)	1.65%	1.65%	9/10/2024	10/1/2030		1,000	877	856	0.00
Regeneron Pharmaceuticals Inc	(5)(6)(8)	1.75%	1.75%	9/10/2024	9/15/2030		1,000	880	853	0.00
								4,716	4,622	0.00
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030		1,000	890	866	0.00
Alcon Finance Corp	(5)(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030		1,000	922	900	0.00
Becton Dickinson & Co	(5)(6)(8)	5.08%	5.08%	9/10/2024	6/7/2029		1,000	1,032	1,015	0.00
Boston Scientific Corp	(5)(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030		1,000	931	912	0.00
								3,775	3,693	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/8/2031		21,944	21,480	21,669	0.05
IT Services
PPT Holdings III LLC	(4)(5)(8)	12.75%	12.75% PIK	3/25/2024	3/27/2034		8,828	8,653	8,784	0.02
Life Sciences Tools & Services
Thermo Fisher Scientific Inc.	(5)(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029		1,000	1,034	1,023	0.00
Pharmaceuticals
Astrazeneca Finance LLC	(5)(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029		1,000	1,029	1,014	0.00
Bristol-Myers Squibb Co	(5)(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029		1,000	1,031	1,018	0.00
Eli Lilly & Co	(5)(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029		1,000	1,011	994	0.00
GlaxoSmithKline Capital PLC	(5)(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029		1,000	977	963	0.00
Johnson & Johnson	(5)(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029		1,000	1,040	1,021	0.00
Merck & Co Inc	(5)(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030		1,000	1,015	996	0.00
Novartis Capital Corp	(5)(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030		1,000	920	894	0.00
Novo Nordisk Finance Netherlands BV	(5)(6)(8)	3.13%	3.13%	9/10/2024	1/21/2029	EUR	1,000	1,117	1,097	0.00
Pfizer Inc	(5)(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030		1,000	894	873	0.00
Roche Holdings Inc	(5)(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029		1,000	1,008	995	0.00
Takeda Pharmaceutical Co Ltd	(5)(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030		1,000	901	882	0.00
Teva Pharmaceutical Finance Netherlands III B.V.	(5)(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026		1,000	969	970	0.00
								11,912	11,717	0.00
Total Unsecured Debt - non-controlled/non-affiliated								51,570	51,508	0.07
Total Unsecured Debt								51,570	51,508	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Financial Services
522 Funding CLO 2020-6, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.39%	11/9/2021	10/23/2034	$3,000	$3,000	$2,939	0.01%
Allegro Clo VIII-S Ltd - Class E2	(4)(5)(6)(8)	SOFR +	8.00%	12.49%	10/3/2024	10/15/2037	2,000	2,000	2,003	0.00
Allegro CLO XIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.61%	11.49%	5/25/2021	7/20/2034	2,500	2,454	2,512	0.01
Allegro Clo XVIII Ltd - Class E1	(4)(5)(6)(8)	SOFR +	6.36%	10.67%	10/30/2024	1/25/2038	1,225	1,177	1,212	0.00
Allegro Clo XVIII Ltd - Class E2	(4)(5)(6)(8)	SOFR +	7.50%	11.81%	10/30/2024	1/25/2038	2,225	2,225	2,230	0.01
Apidos Clo XXV - Class E1R3	(4)(5)(6)(8)	SOFR +	5.35%	9.68%	12/17/2024	1/20/2037	4,000	4,000	3,980	0.01
Apidos CLO XXXIII - Class ER	(4)(5)(6)(8)	SOFR +	6.35%	11.25%	9/14/2021	10/24/2034	5,000	4,963	4,990	0.01
Apidos CLO XXXVI - Class E	(4)(5)(6)(8)	SOFR +	5.95%	10.83%	7/28/2021	7/20/2034	8,500	8,500	8,481	0.02
ARES LI CLO Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.25%	10.77%	11/1/2024	10/15/2037	4,000	4,000	4,011	0.01
Ares Loan Funding VI Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.40%	11.41%	5/24/2024	7/10/2037	2,000	2,000	2,005	0.00
Ares Loan Funding VIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.25%	9.54%	12/19/2024	1/24/2038	3,000	3,000	2,984	0.01
Ares LVI CLO Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	5.35%	9.65%	12/27/2024	1/25/2038	9,000	9,000	8,956	0.02
Ares LX CLO LTD - Class E	(4)(5)(6)(8)	SOFR +	6.25%	11.14%	5/6/2021	7/18/2034	5,000	4,980	4,991	0.01
Ares LXII CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.76%	11.39%	11/18/2021	1/25/2034	9,000	9,000	8,869	0.02
Bain Capital Credit CLO 2020-4 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.98%	12.60%	10/11/2023	10/20/2036	5,500	5,353	5,554	0.01
Bain Capital Credit CLO 2022-6 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.77%	10/25/2024	1/22/2038	2,000	2,000	2,005	0.00
Bain Capital Credit CLO 2024-3 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.25%	11.49%	5/16/2024	7/16/2037	2,500	2,500	2,508	0.01
Balboa Bay Loan Funding 2021-2, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.60%	11.48%	10/20/2021	1/20/2035	7,000	6,948	6,729	0.02
Balboa Bay Loan Funding 2024-1 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.25%	11.27%	5/17/2024	7/20/2037	2,300	2,300	2,322	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Barings CLO Ltd 2018-II - Class ER	(4)(5)(6)(8)	SOFR +	6.90%	11.77%	8/9/2024	7/15/2036	$4,000	$4,000	$4,010	0.01%
Barings Clo Ltd 2019-IV - Class ER	(4)(5)(6)(8)	SOFR +	6.40%	11.06%	5/13/2024	7/15/2037	5,000	5,000	5,012	0.01
Barings CLO Ltd 2021-II - Class E	(4)(5)(6)(8)	SOFR +	6.25%	11.17%	7/14/2021	7/15/2034	6,000	6,000	5,964	0.01
Barings CLO Ltd 2021-III - Class E	(4)(5)(6)(8)	SOFR +	6.65%	11.54%	11/17/2021	1/18/2035	7,200	7,200	7,015	0.02
Barings Clo Ltd 2022-II - Class ER	(4)(5)(6)(8)	SOFR +	6.90%	11.56%	7/2/2024	7/15/2039	5,000	5,000	5,012	0.01
Barings CLO Ltd 2023-IV - Class E	(4)(5)(6)(8)	SOFR +	7.59%	12.21%	12/6/2023	1/20/2037	3,000	2,973	3,057	0.01
Benefit Street Partners CLO XX - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.67%	8/9/2021	7/15/2034	6,500	6,500	6,542	0.02
Benefit Street Partners CLO XXVI Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.00%	10.62%	7/3/2024	7/20/2037	3,000	3,000	2,987	0.01
Benefit Street Partners, LLC BSP 2020-21A - Class ER	(4)(5)(6)(8)	SOFR +	6.70%	11.62%	8/25/2021	10/15/2034	3,000	2,977	3,019	0.01
BlueMountain CLO XXIX Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.86%	11.75%	7/15/2021	7/25/2034	2,750	2,699	2,676	0.01
Broad River Ltd 2020-1 - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.38%	5/17/2021	7/20/2034	7,000	6,958	7,029	0.02
Carlyle US CLO 2018-4, Ltd. - Class E1R	(4)(5)(6)(8)	SOFR +	6.43%	11.30%	7/23/2024	10/17/2037	1,000	971	1,007	0.00
Carlyle US CLO 2018-4, Ltd. - Class E2R	(4)(5)(6)(8)	SOFR +	7.86%	12.73%	7/23/2024	10/17/2037	5,000	5,024	5,018	0.01
Carlyle US CLO 2021-7, LTD. - Class ER	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	3/26/2025	4/15/2040	4,650	4,650	4,653	0.01
Carlyle US CLO 2022-4 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.38%	7/12/2024	7/25/2036	4,000	4,000	4,021	0.01
Carlyle US CLO 2023-5 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.90%	12.52%	11/10/2023	1/27/2036	7,000	6,875	7,139	0.02
Carlyle US CLO 2024-8 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.50%	9.84%	11/22/2024	1/25/2037	4,000	4,000	4,005	0.01
Carval CLO V-C, LTD. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.67%	11/24/2021	10/15/2034	8,000	7,940	8,022	0.02
Carval CLO VI-C, LTD. - Class E	(4)(5)(6)(8)	SOFR +	7.33%	11.95%	4/22/2022	4/21/2034	8,750	8,683	8,776	0.02
Carval Clo VIII-C Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	7.60%	12.44%	9/13/2024	10/22/2037	2,000	2,000	2,019	0.00
Carval Clo X-C Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.15%	11.44%	6/13/2024	7/20/2037	3,000	3,000	3,000	0.01
CarVal CLO XI C Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.35%	10.80%	8/14/2024	10/20/2037	3,000	3,000	3,014	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
CBAM 2017-1 LTD - Class ER2	(4)(5)(6)(8)	SOFR +	6.93%	11.27%	11/5/2024	1/20/2038	$10,000	$9,804	$10,039	0.02%
CBAM 2018-8 Ltd - Class E1R	(4)(5)(6)(8)	SOFR +	7.40%	12.06%	5/10/2024	7/15/2037	4,000	4,000	4,084	0.01
CBAM 2018-8 Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	6.37%	11.03%	5/10/2024	7/15/2037	1,000	963	1,002	0.00
Dryden 112 CLO, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.75%	12.27%	11/9/2023	11/15/2036	4,900	4,796	4,910	0.01
Dryden 78 CLO Ltd - Class E1R	(4)(5)(6)(8)	SOFR +	7.70%	12.35%	4/4/2024	4/17/2037	4,000	4,000	4,008	0.01
Dryden 78 CLO Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	6.63%	11.28%	4/4/2024	4/17/2037	1,000	979	973	0.00
Dryden 95 CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.93%	7/29/2021	8/20/2034	8,000	8,000	7,895	0.02
Eaton Vance CLO 2019-1 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.40%	11.06%	5/9/2024	7/15/2037	5,000	5,000	5,017	0.01
Elmwood CLO 30 Ltd - Class F	(4)(5)(6)(8)	SOFR +	7.25%	12.24%	5/22/2024	7/17/2037	4,500	4,502	4,455	0.01
Fort Washington CLO 2021-2, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.61%	11.49%	8/4/2021	10/20/2034	13,000	12,888	12,618	0.03
Galaxy 30 CLO Ltd - Class ER	(4)(5)(6)(8)	SOFR +	5.90%	10.30%	12/9/2024	1/15/2038	5,000	5,000	4,970	0.01
Galaxy XXV CLO, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.13%	4/19/2024	4/25/2036	4,000	4,000	4,011	0.01
Galaxy 32 CLO Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.33%	11.95%	9/22/2023	10/20/2036	2,140	2,121	2,180	0.01
Goldentree Loan Management US Clo 15 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.12%	8/18/2023	10/20/2036	6,500	6,445	6,644	0.02
Goldentree Loan Management US Clo 18 Ltd - Class F	(4)(5)(6)(8)	SOFR +	8.50%	13.12%	10/20/2023	1/20/2037	5,000	4,937	5,062	0.01
GoldenTree Loan Management US CLO 23 Ltd - Class F	(4)(5)(6)(8)	SOFR +	7.75%	12.10%	11/26/2024	1/20/2039	3,500	3,473	3,328	0.01
Halseypoint Clo 5, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.94%	11.79%	11/19/2021	1/30/2035	9,500	9,357	9,006	0.02
HPS Loan Management 15-2019 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.80%	11.43%	2/8/2022	1/22/2035	4,000	3,970	4,013	0.01
HPS Loan Management 2024-20 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.20%	11.44%	5/15/2024	7/25/2037	2,000	2,000	2,016	0.00
HPS Loan Management 2025-24 Ltd - Class E	(4)(5)(6)(8)	SOFR +	4.65%	8.95%	3/11/2025	4/25/2038	4,000	4,000	4,019	0.01
Invesco CLO 2022-3 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.38%	9/30/2024	10/22/2037	3,500	3,486	3,511	0.01
Jamestown CLO XV, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.06%	11.72%	5/28/2024	7/15/2035	3,000	2,972	2,992	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Magnetite XXXII Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.90%	11.56%	3/7/2022	4/15/2035	$5,000	$5,000	$5,034	0.01%
MidOcean Credit CLO XIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.80%	12.42%	11/16/2023	1/21/2037	9,500	9,157	9,722	0.02
MidOcean Credit CLO XIV Ltd - Class E2	(4)(5)(6)(8)	SOFR +	7.40%	12.06%	2/15/2024	4/15/2037	3,500	3,500	3,472	0.01
MidOcean Credit CLO XI Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.00%	10.32%	11/25/2024	1/18/2036	2,000	2,000	1,981	0.00
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.64%	9/24/2021	10/20/2034	6,500	6,500	6,273	0.02
Morgan Stanley Eaton Vance CLO 2023-19A Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.10%	10.69%	10/16/2024	10/20/2037	2,200	2,200	2,207	0.01
Neuberger Berman Loan Advisers CLO 30, Ltd. - Class ER2	(4)(5)(6)(8)	SOFR +	5.15%	9.44%	12/23/2024	1/20/2039	3,500	3,500	3,483	0.01
New Mountain CLO 1 Ltd - Class ERR	(4)(5)(6)(8)	SOFR +	5.25%	9.55%	2/7/2025	1/15/2038	2,000	2,000	1,990	0.00
Northwoods Capital XI-B Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.35%	11.97%	7/3/2024	7/19/2037	3,412	3,357	3,398	0.01
Oaktree CLO 2019-3 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.75%	11.31%	10/24/2024	1/20/2038	5,000	5,000	4,947	0.01
OCP CLO 2021-22, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.31%	10/18/2024	10/20/2037	2,000	2,000	1,982	0.00
OCP CLO 2020-18 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.25%	11.48%	7/30/2024	7/20/2037	1,000	1,000	1,005	0.00
OCP CLO 2017-13 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	5.90%	10.42%	11/5/2024	11/26/2037	5,000	5,000	4,947	0.01
Octagon 55, Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.38%	7/1/2021	7/20/2034	11,000	10,902	10,959	0.03
Octagon 75, Ltd - Class E	(4)(5)(6)(8)	SOFR +	4.95%	9.25%	1/31/2025	1/22/2038	3,000	3,000	3,014	0.01
Octagon Investment Partners 41, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.13%	12.05%	9/24/2021	10/15/2033	2,500	2,491	2,500	0.01
Orion CLO 2024-4 LTD - Class E	(4)(5)(6)(8)	SOFR +	6.00%	10.49%	10/25/2024	10/20/2037	5,000	5,000	5,011	0.01
Palmer Square CLO 2015-1, Ltd. - Class DR4	(4)(5)(6)(8)	SOFR +	6.76%	11.05%	5/25/2021	5/21/2034	2,000	1,928	2,007	0.00
Palmer Square CLO 2019-1, Ltd. - Class DR	(4)(5)(6)(8)	SOFR +	6.76%	11.28%	11/16/2021	11/14/2034	13,000	13,003	13,043	0.03
Palmer Square CLO 2022-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.35%	10.97%	1/24/2022	4/20/2035	2,500	2,500	2,508	0.01
Palmer Square CLO 2023-3 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.83%	12.45%	11/17/2023	1/20/2037	10,000	9,910	10,176	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Parallel 2020-1 Ltd - Class DR	(4)(5)(6)(8)	SOFR +	6.50%	11.38%	6/14/2021	7/20/2034	$3,500	$3,440	$3,386	0.01%
Park Avenue Institutional Advisers CLO Ltd 2022-1 - Class D	(4)(5)(6)(8)	SOFR +	7.29%	11.91%	2/11/2022	4/20/2035	6,000	5,862	5,952	0.01
Pikes Peak CLO 10 - Class ER	(4)(5)(6)(8)	SOFR +	5.90%	10.29%	11/22/2024	1/22/2038	5,000	5,000	5,025	0.01
Pikes Peak Clo 17 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.75%	10.27%	11/1/2024	1/15/2038	4,000	4,000	4,009	0.01
Pikes Peak CLO 3 - Class ERR	(4)(5)(6)(8)	SOFR +	6.61%	11.50%	8/13/2021	10/25/2034	3,000	3,010	2,899	0.01
Pikes Peak CLO 8 - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.04%	12/19/2024	1/20/2038	1,000	1,000	1,000	0.00
Post CLO 2022-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.37%	2/15/2022	4/20/2035	5,000	4,982	5,014	0.01
Post CLO 2024-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.80%	11.42%	2/6/2024	4/20/2037	2,500	2,500	2,529	0.01
PPM CLO 4, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.39%	9/29/2021	10/18/2034	6,775	6,775	6,076	0.01
PPM CLO 5, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.39%	9/17/2021	10/18/2034	4,800	4,800	4,317	0.01
Rad CLO 14, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.42%	11/2/2021	1/15/2035	6,750	6,750	6,727	0.02
Rad CLO 16 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.16%	5/3/2024	7/15/2037	5,000	5,000	5,014	0.01
Rad CLO 17 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.81%	11/5/2024	1/20/2038	5,000	5,000	4,990	0.01
Rad CLO 22 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.73%	12.35%	10/27/2023	1/20/2037	7,500	7,298	7,519	0.02
Rad Clo 25 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.00%	11.01%	5/16/2024	7/20/2037	3,000	3,000	2,977	0.01
Rad CLO 3 Ltd - Class E1R2	(4)(5)(6)(8)	SOFR +	5.88%	10.54%	6/18/2024	7/15/2037	2,715	2,664	2,720	0.01
Rad CLO 3 Ltd - Class E2R2	(4)(5)(6)(8)	SOFR +	7.00%	11.66%	6/18/2024	7/15/2037	2,715	2,715	2,725	0.01
Rad CLO 9 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.07%	12/19/2024	1/15/2038	3,000	3,000	2,940	0.01
RAD CLO 27 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.30%	9.59%	1/22/2025	1/15/2038	10,000	10,000	10,030	0.02
Regatta IX Funding Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.83%	11.48%	4/10/2024	4/17/2037	3,820	3,903	3,839	0.01
Regatta XXI Funding Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.82%	11/5/2024	10/15/2037	4,000	4,000	4,029	0.01
Regatta XXII Funding Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.15%	10.77%	10/10/2024	7/20/2035	2,000	2,000	2,004	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
RR 19, Ltd. - Class D	(4)(5)(6)(8)	SOFR +	6.50%	11.42%	9/24/2021	10/15/2035	$3,000	$3,000	$3,000	0.01%
RRX 7 Ltd - Class D	(4)(5)(6)(8)	SOFR +	6.85%	11.50%	2/18/2022	7/15/2035	5,000	4,961	5,014	0.01
Sagard-Halseypoint Clo 9, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.85%	10.15%	3/31/2025	4/20/2038	5,250	5,196	5,265	0.01
Sound Point CLO XXVII, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.56%	11.45%	10/1/2021	10/25/2034	5,000	4,926	4,483	0.01
Symphony CLO 34-PS Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	8.15%	12.79%	7/13/2023	7/24/2036	4,000	3,930	4,088	0.01
Symphony CLO 44 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.15%	11.18%	5/20/2024	7/14/2037	2,500	2,500	2,514	0.01
Trestles Clo IV, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.25%	11.13%	7/12/2021	7/21/2034	8,000	8,000	7,981	0.02
Trinitas CLO XVI Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.00%	11.88%	6/14/2021	7/20/2034	5,000	4,840	4,712	0.01
Vibrant CLO IV-R Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.90%	12.50%	9/19/2024	10/20/2037	1,000	971	998	0.00
Vibrant CLO XII Ltd. - Class DR	(4)(5)(6)(8)	SOFR +	6.94%	11.56%	5/16/2024	4/20/2034	2,695	2,606	2,682	0.01
Vibrant CLO XIII, Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.59%	12.16%	11/1/2024	1/15/2038	3,250	3,218	3,213	0.01
Voya CLO 2019-4, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.71%	11.63%	12/14/2021	1/15/2035	8,250	8,126	8,095	0.02
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated								536,464	536,456	1.29

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Ballyrock CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.38%	2/24/2025	10/15/2036	6,000,000	$4,763	$4,744	0.01%
Birch Grove CLO 11 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	10.52%	11/15/2024	1/22/2038	11,000,000	11,000	11,175	0.03
Elmwood CLO 18, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.31%	3/4/2025	7/17/2037	4,000,000	2,264	2,198	0.01
Elmwood CLO II Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	12.29%	11/21/2024	4/20/2034	8,650,000	5,981	4,892	0.01
Galaxy 34 Clo Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.93%	9/26/2024	10/20/2037	20,000,000	18,000	18,417	0.04
Galaxy 35 Clo Ltd - Units	(4)(6)(7)			2/21/2025	9/13/2026	3,429,333	3,429	3,429	0.01
Generate CLO 7 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.16%	1/31/2025	4/22/2037	10,000,000	5,850	5,640	0.01
HPS Loan Management 2025-24, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.25%	3/11/2025	4/25/2038	10,000,000	8,900	8,900	0.02
MidOcean Credit CLO XV Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	12.21%	5/10/2024	7/21/2037	5,000,000	3,550	3,303	0.01
New Mountain CLO 6 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.80%	8/23/2024	10/15/2037	18,750,000	16,051	16,109	0.04
New Mountain CLO 6 Ltd - Class M	(4)(6)			8/23/2024	10/15/2037	1,875,000	0	424	0.00
New Mountain CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	14.19%	8/23/2024	3/31/2038	19,368,300	16,899	16,899	0.04
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	14.56%	12/10/2024	1/22/2038	5,200,000	3,302	3,304	0.01
Rad Clo 25 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.51%	5/16/2024	7/20/2037	5,000,000	4,317	3,947	0.01
RAD CLO 26 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	16.28%	8/7/2024	10/20/2037	7,180,000	6,156	6,307	0.02
RAD CLO 27 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.98%	12/11/2024	1/15/2038	29,325,000	26,823	27,105	0.06
Signal Peak CLO 11 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.21%	6/5/2024	7/18/2037	5,000,000	4,450	4,632	0.01
Signal Peak CLO 14 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	16.31%	12/20/2024	1/22/2038	26,000,000	20,345	20,975	0.05
Sixth Street CLO 27 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.34%	11/1/2024	1/17/2038	16,500,000	13,430	13,913	0.03
Sixth Street CLO XXI Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	15.84%	9/29/2022	10/15/2035	8,000,000	5,760	5,432	0.01
Vibrant CLO XVI, Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.62%	4/14/2023	4/15/2036	12,000,000	9,600	9,714	0.02
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							190,870	191,459	0.45
Total Structured Finance Obligations - non-controlled/non-affiliated							727,334	727,915	1.74
Total Structured Finance Obligations							727,334	727,915	1.74

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Atlas Intermediate Holding, LLC - Preferred Interest	(4)			5/24/2021		34,238,400	$33,725	$23,282	0.06%
Loar Holdings Inc. - Common Equity	(6)			4/25/2024		886,564	12,283	62,636	0.15
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	125	160	0.00
							46,133	86,078	0.21
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			6/11/2021		1,674	1,674	2,302	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	1,066	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,838	43,440	0.10
							61,589	46,808	0.11
Biotechnology
Moderna Inc - Common Stock	(6)			9/12/2024		12,613	983	358	0.00
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		48,476	1,212	451	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		3,982	$6,280	$6,136	0.01%
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		1,041	1,482	1,444	0.00
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		159,782	160	166	0.00
GTCR Investors LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	972	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		749	1,067	1,040	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		115,036	115	120	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		3	2	2	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		5,082	3,981	3,927	0.01
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		5,084,731	4,037	4,017	0.01
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		6,589,068	6,589	6,589	0.02
							24,607	24,413	0.05
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			12/10/2021		3	3,308	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		1	390	0	0.00
							3,698	0	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,735	43,029	0.10
DTA LP - Class A Common Units	(4)			3/25/2024		2,612,843	2,613	2,221	0.01
							31,348	45,250	0.11

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	$10,915	$10,969	0.05%
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	1,173	0.00
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	2,357	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	252	0.00
							15,636	14,751	0.06
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		3,272,884	3,273	3,273	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,775	22,775	0.05
							26,048	26,048	0.06
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		621,964	622	864	0.00
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	2,427	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		12,237,213	$11,870	$13,583	0.03%
CD&R Artemis Holdco 2 Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,662	56,396	0.13
CD&R Ulysses Equity Holdings, L.P. - Common Shares	(4)(6)			8/19/2021		6,000,000	6,090	4,440	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	194	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	105	0.00
Maia Aggregator, L.P. - Class A Units	(4)			2/1/2022		19,700,000	19,700	16,154	0.04
NC Eve, L.P. - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	1,066	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							88,135	91,938	0.21
Health Care Technology
Azalea Parent Corp - Series A-1 Preferred Shares	(4)		12.75%	4/30/2024		91,500	89,211	103,394	0.35
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		18,035	1,804	1,677	0.00
							96,944	109,776	0.36
Insurance
RSC Topco, Inc. - Preferred Shares	(4)		13.25%	8/14/2023		100	97	124	0.00
SelectQuote Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	1,609	0.00
Shelf Holdco Ltd - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,940	0.01
							1,397	6,673	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)			11/12/2021		25,687,196	25,685	28,769	0.12
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)				2/28/2025		1,289	$1,175	$1,175	0.00%
Kwor Intermediate I, Inc. - Preferred Equity	(4)				2/28/2025		1,378	1,378	1,378	0.00
OHCP V TC COI, LP. - LP Interest	(4)				6/29/2021		6,500,000	6,500	15,340	0.04
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		14,764,017	14,764	15,650	0.04
Trinity Air Consultants Holdings Corp - Common Units	(4)				6/12/2024		4,797	5	11	0.00
Victors CCC Topco, LP - Common Equity	(4)				6/1/2022		9,600,000	9,600	16,992	0.04
								33,422	50,546	0.12
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		1,783,823	1,784	1,730	0.00
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	1,103	1,145	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	628	0.00
Descartes Holdings, Inc - Class A Common Stock	(4)				10/9/2023		937,585	4,060	47	0.00
Expedition Holdco, LLC - Common Units	(4)				2/24/2022		810,810	810	552	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	15.05%	6/23/2022		30,883	30,111	45,320	0.11
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%	11/30/2021		45,090	43,963	60,196	0.14
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	33,404	0.08
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,089	81,096	0.19
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)			13.50%	12/19/2023		1,872	1,830	2,152	0.01
TPG IX Newark CI, L.P. - LP Interest	(4)				10/26/2023		3,891,673	3,892	3,892	0.01
TravelPerk Inc - Warrants	(4)(6)				5/2/2024		244,818	2,101	5,670	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	12,557	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.80%	11/22/2022		44,535	42,976	60,790	0.15
								250,274	307,449	0.73

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Enstructure, LLC - Class A-7 Common Units	(4)			9/27/2022		3,783,785	$2,805	$4,086	0.01%
Enstructure, LLC - Class A-8 Common Units	(4)			3/1/2023		858,469	635	927	0.00
Ncp Helix Holdings, LLC. - Preferred Shares	(4)		8.00%	8/3/2021		1,221,823	1,222	1,412	0.00
							4,662	6,425	0.01
Total Equity - non-controlled/non-affiliated							723,473	855,195	2.18
Equity - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)			11/1/2021		265,556	558	1,020	0.00
Media
DMS Topco, LLC - Class A Common Units	(4)(6)(16)			3/11/2025		133,433	5,432	5,432	0.01
Total Equity - non-controlled/affiliated							5,990	6,452	0.01
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings LP - LP Interest	(4)(6)(16)			4/14/2023		3,943	0	0	0.00
Financial Services
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)			10/19/2021		345,159,000	345,159	336,289	0.80
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)			9/28/2023		134,166,603	0	0	0.00
Oil, Gas & Consumable Fuels
Pibb Member, LLC - Membership Interest	(4)(6)(16)			11/22/2024		225,000,000	214,845	219,319	0.52
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,587	0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	1,421	2,167	0.01
Total Equity - controlled/affiliated (excluding Investments in Joint Ventures)							561,425	557,775	1.33
Total Equity							1,290,888	1,419,422	3.52

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			$1,815,000	$1,735,050	4.15%
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	114,735	0.27
Total Investments in Joint Ventures							1,932,706	1,849,785	4.42

Total Investments - non-controlled/non-affiliated							66,892,877	66,496,763	159.07
Total Investments - non-controlled/affiliated							12,141	12,603	0.02
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							946,427	830,552	1.98
Total Investments - Investments in Joint Ventures							1,932,706	1,849,785	4.42
Total Investment Portfolio							69,784,151	69,189,703	165.49
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.21%				115,517	115,517	0.28
State Street Institutional U.S. Government Money Market Fund - Premier Class			4.29%				36,369	36,369	0.09
Fidelity Investments Money Market Treasury Portfolio - Class I			4.20%				41,846	41,846	0.10
Other Cash and Cash Equivalents							3,080,111	3,080,111	7.37
Total Portfolio Investments, Cash and Cash Equivalents							$73,057,994	$72,463,546	173.33%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. Dollars. As of March 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR" or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 23.4% of total assets as calculated in accordance with regulatory requirements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2026	$18,057	$—
Abacus Holdco 2 Oy	Delayed Draw Term Loan	5/7/2026	181	—
Accession Risk Management Group Inc	Revolver	11/1/2029	6,174	(108)
Accession Risk Management Group Inc	Delayed Draw Term Loan	8/15/2026	33,880	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	18,904	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,010	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	39,500	—
AI Titan Parent Inc	Delayed Draw Term Loan	9/30/2026	22,055	(110)
AI Titan Parent Inc	Revolver	8/29/2031	13,784	(138)
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
Alpine Intel Intermediate 2, LLC.	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Revolver	7/19/2030	4,666	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	48,042	—
Amerilife Holdings, LLC	Revolver	8/31/2028	69,327	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	59,419	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	10/20/2025	41,321	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Analytic Partners LP	Revolver	4/4/2028	4,891	(37)
Anaplan, Inc.	Revolver	6/21/2028	47,983	—
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,188	—
Aptean, Inc.	Revolver	1/29/2031	4,695	—
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	1,124	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	18,519	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	16,461	(41)
Armada Parent, Inc.	Revolver	10/29/2027	24,750	—
Arnhem BidCo GmbH	Delayed Draw Term Loan	10/1/2027	57,055	(282)
Artisan Acquisitionco, Ltd.	Delayed Draw Term Loan	9/30/2027	54,556	(546)
Ascend Buyer, LLC	Revolver	9/30/2028	8,655	—
Atlas CC Acquisition Corp.	Revolver	5/26/2026	5,761	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(5,777)
Atlas Securitized Products Funding 2, L.P.	Revolver	4/10/2026	37,060	—
AuditBoard Inc	Delayed Draw Term Loan	7/12/2026	38,443	(192)
AuditBoard Inc	Revolver	7/12/2031	15,377	(38)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	—
Baker Tilly Advisory Group LP	Revolver	6/3/2030	37,285	—
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	26,608	(200)
Bamboo US BidCo, LLC	Revolver	9/29/2029	6,278	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	12,824	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	12,824	(64)
Banyan Software Holdings, LLC	Revolver	1/2/2031	5,799	(58)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	12/20/2026	17,729	—
Bayshore Intermediate #2 LP	Revolver	10/1/2027	12,408	(124)
Bayshore Intermediate #2 LP	Revolver	10/1/2027	14,727	—
Bazaarvoice, Inc.	Revolver	5/7/2028	60,787	—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	24,179	—
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	76,993	(385)
Bimini Group Purchaser Inc	Revolver	4/26/2031	11,406	—
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	(11)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bradyplus Holdings LLC	Delayed Draw Term Loan	10/31/2025	$5,041	$—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	22,569	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	26,868	—
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	141,205	(353)
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	(265)
Caerus US 1, Inc.	Revolver	5/25/2029	66,061	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Cambrex Corp.	Revolver	3/5/2032	15,014	(150)
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	17,158	(86)
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,707	—
Capstone Acquisition Holdings Inc	Delayed Draw Term Loan	8/29/2026	8,261	(31)
Carr Riggs & Ingram Capital LLC	Revolver	11/18/2031	7,742	—
Carr Riggs & Ingram Capital LLC	Delayed Draw Term Loan	11/18/2026	18,922	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,583	—
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(447)
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2025	20,232	—
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Revolver	10/2/2029	30,858	—
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	6,792	(34)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	11/15/2025	918	(2)
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	18,758	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	7,000	(70)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	14,290	—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2027	39,350	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	5/21/2025	3,887	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/14/2027	38,496	(192)
Chronicle Bidco, Inc.	Revolver	5/18/2029	2,902	—
Chronicle Bidco, Inc.	Delayed Draw Term Loan	3/26/2026	13,265	—
Cisive Holdings Corp	Revolver	12/8/2027	4,445	(89)
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	—
CohnReznick Advisory LLC	Delayed Draw Term Loan	3/31/2027	3,401	—
Community Management Holdings Midco 2 LLC	Revolver	11/1/2031	7,064	—
Community Management Holdings Midco 2 LLC	Delayed Draw Term Loan	11/1/2026	22,187	(166)
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	20,230	(51)
Connatix Buyer, Inc.	Revolver	7/14/2027	13,035	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	3,892	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	35,729	(179)
Consor Intermediate II, LLC	Revolver	5/10/2031	11,850	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Delayed Draw Term Loan	8/14/2027	18,298	(46)
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	1,808	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	5,333	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	16,678	(83)
Creek Parent Inc.	Revolver	12/18/2031	19,175	(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,745	(62)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	5,636	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	14,164	(142)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CVC Cordatus Loan Fund XXXIV DAC	Structured Finance Obligations - Equity Instruments	4/20/2038	$3,325	$—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	163,479	—
Databricks, Inc.	Delayed Draw Term Loan	7/3/2026	117,000	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	36,470	(182)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Diligent Corp	Delayed Draw Term Loan	4/26/2026	50,000	(375)
Diligent Corp	Revolver	8/2/2030	33,333	—
DM Intermediate Parent LLC	Revolver	9/30/2030	30,960	(464)
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	46,461	(348)
Doit International Ltd	Delayed Draw Term Loan	11/25/2027	66,711	(500)
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	834,990	(4,175)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	16,849	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	12,961	(194)
DTI Holdco, Inc.	Revolver	1/25/2029	16,000	(1,554)
Duro Dyne National Corp	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp	Revolver	11/15/2031	34,499	(345)
Dwyer Instruments LLC	Revolver	7/20/2029	6,856	—
Dwyer Instruments LLC	Delayed Draw Term Loan	11/20/2026	6,062	(30)
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	5,421	(71)
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	17,741	—
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	679	—
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	89,716	—
EMB Purchaser, Inc.	Revolver	3/13/2032	18,308	(183)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	43,758	(438)
Enstructure LLC	Delayed Draw Term Loan	6/10/2026	88,177	(1,411)
ENV Bidco AB	Delayed Draw Term Loan	12/13/2027	31,618	(370)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	151,330	—
eResearchTechnology, Inc.	Revolver	10/17/2031	79,608	(796)
eResearchTechnology, Inc.	Delayed Draw Term Loan	3/31/2026	140,170	—
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp	Revolver	6/17/2030	7,607	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	(9)
Excelitas Technologies Corp.	Revolver	8/14/2028	14,780	(148)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	4,927	(49)
Experity, Inc.	Revolver	2/24/2028	13,452	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	12,870	—
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	15,339	(230)
Fastener Distribution Holdings LLC	Delayed Draw Term Loan	10/31/2026	68,078	(340)
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	19,787	—
Flatiron RR CLO 30, Ltd.	Structured Finance Obligations - Equity Instruments	4/15/2038	5,812	—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(36)
Foundation Risk Partners Corp.	Revolver	10/29/2029	16,269	(244)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	3,864	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	26,180	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	23,419	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Frontline Road Safety, LLC	Revolver	3/4/2032	$13,878	$(139)
FusionSite Midco, LLC	Revolver	11/17/2029	7,366	(166)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	18,937	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	—
Galaxy 35 CLO, Ltd.	Structured Finance Obligations - Equity Instruments	4/20/2038	16,094	—
Galaxy 35 CLO, Ltd.	Structured Finance Obligations - Debt Instruments	4/20/2038	6,001	—
Galaxy 35 Clo Ltd	Structured Finance Obligations - Equity Instruments	9/13/2026	21,571	—
Galway Borrower, LLC	Revolver	9/29/2028	13,699	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,850	—
Gannett Fleming Inc	Revolver	8/5/2030	37,324	(560)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	42,075	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	9,238	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	—
Gigamon Inc.	Revolver	3/10/2028	18,042	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	26,942	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	60,893	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	38,416	(607)
Granicus Inc.	Revolver	1/17/2031	4,284	—
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	1,431	(7)
Graphpad Software, LLC	Revolver	6/28/2031	13,945	(70)
Graphpad Software, LLC	Delayed Draw Term Loan	6/28/2026	33,558	—
Great Day Improvements LLC	Revolver	6/13/2030	4,435	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	23,241	(116)
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	10,846	—
Groundworks, LLC	Delayed Draw Term Loan	3/14/2026	1,404	—
GS Acquisitionco Inc	Delayed Draw Term Loan	3/26/2026	4,620	—
GS Acquisitionco Inc	Revolver	5/25/2028	4,500	(23)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	—
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	11/15/2027	102	—
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	49,650	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	36,143	—
Home Service TopCo IV Inc	Revolver	12/30/2027	19,964	(214)
Home Service TopCo IV Inc	Delayed Draw Term Loan	2/28/2027	16,313	—
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	3/28/2027	11,718	—
Horizon CTS Buyer, LLC	Revolver	3/28/2032	13,476	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(106)
Icefall Parent, Inc.	Revolver	1/17/2030	6,880	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,251	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360 LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	1,603	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
Integrity Marketing Acquisition LLC	Delayed Draw Term Loan	8/23/2026	17,754	(37)
Integrity Marketing Acquisition LLC	Revolver	8/25/2028	2,183	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	653	—
IQN Holding Corp	Revolver	5/2/2028	2,402	—
IRI Group Holdings Inc	Revolver	12/1/2027	93,160	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Iris Buyer, LLC	Revolver	10/2/2029	$5,509	$—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	10,916	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/28/2026	15,380	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	—
Java Buyer, Inc.	Revolver	12/15/2027	24,284	—
JS Parent Inc	Revolver	4/24/2031	7,880	(39)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Kaseya, Inc.	Revolver	3/20/2030	25,000	—
Karman Holdings, Inc.	Term Loan	4/1/2032	24,751	—
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	12,225	(152)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,804	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	8,737	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	50,738	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	63,422	(317)
Kona Buyer, LLC	Revolver	7/23/2031	25,369	(127)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,041	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,379	(7)
Loar Group, Inc.	Delayed Draw Term Loan	5/10/2026	100,000	—
LogicMonitor Inc	Revolver	11/15/2031	11,450	(143)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	—
Lsf12 Crown US Commercial Bidco LLC	Revolver	12/2/2029	24,405	(1,150)
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	15,863	—
Magic Bidco Inc	Revolver	7/1/2030	2,015	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(180)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	(135)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	10,800	—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	133,060	(1,200)
Mantech International CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	4/15/2025	248	—
Maverick Bidco Inc.	Delayed Draw Term Loan	8/16/2026	10,523	—
Maverick Bidco Inc.	Delayed Draw Term Loan	8/16/2026	14,799	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	9,046	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,241	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(160)
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,268	(293)
Metis Buyer, Inc.	Revolver	5/4/2026	2,610	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	482	—
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(50)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2025	16,516	(165)
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	17,311	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	2,289	(27)
More Cowbell II, LLC	Revolver	9/1/2029	2,308	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	5,146	(39)
MRI Software, LLC	Revolver	2/10/2027	23,946	—
MRI Software, LLC	Delayed Draw Term Loan	1/16/2027	16,573	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Natus Medical Incorporated	Revolver	7/21/2027	$4,975	$—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Nephele III BV	Delayed Draw Term Loan	3/31/2028	25	—
Neptune BidCo SAS	Delayed Draw Term Loan	4/1/2031	2,051	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	26,031	(130)
Netsmart Technologies Inc	Revolver	8/23/2031	26,555	—
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3 Ltd	Revolver	6/10/2030	5,576	—
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	10/1/2026	2,893	(7)
North Haven Stallone Buyer, LLC	Revolver	5/24/2027	5,164	(13)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	6,585	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	25,764	—
Odevo AB	Delayed Draw Term Loan	12/12/2027	191,526	(496)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	68,025	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	36,836	—
ONS MSO, LLC	Revolver	7/8/2026	1,917	—
Optimizely North America Inc	Revolver	10/30/2031	3,007	(30)
Optus 1011 GmbH	Delayed Draw Term Loan	3/24/2028	60,581	(455)
Oranje Holdco, Inc.	Revolver	2/1/2029	8,250	—
Oxford Global Resources Inc	Revolver	8/17/2027	9,254	—
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	41,513	—
Park Place Technologies, LLC	Revolver	3/25/2030	49,217	—
Patriot Growth Insurance Services, LLC.	Delayed Draw Term Loan	11/17/2025	7,901	—
Patriot Growth Insurance Services, LLC.	Revolver	10/16/2028	3,567	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	3,902	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	6,063	—
Pearce Intermediate Holdings, Inc	Delayed Draw Term Loan	11/6/2026	74,000	—
Petrus Buyer, Inc.	Delayed Draw Term Loan	10/17/2025	4,929	—
Petrus Buyer, Inc.	Revolver	10/17/2029	5,163	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Ping Identity Holding Corp	Revolver	10/17/2028	3,856	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	40,761	(204)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	(57)
Plasma Buyer, LLC	Revolver	5/12/2028	2,508	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	67,596	—
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	11,927	—
Profile Products, LLC	Revolver	11/12/2027	6,263	—
Profile Products, LLC	Revolver	11/12/2027	840	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	8,295	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	12,013	(15)
QBS Parent, Inc.	Revolver	11/7/2031	5,656	(28)
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	7,267	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	36,805	(184)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
R1 Holdings LLC	Revolver	12/29/2028	$177	$—
Rally Buyer, Inc.	Revolver	7/19/2028	6,211	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	336	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	29,846	—
Relativity ODA, LLC	Revolver	5/12/2029	4,813	(120)
RFS Opco, LLC	Delayed Draw Term Loan	12/3/2025	6,349	—
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Revolver	10/31/2029	10,800	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	15,233	—
Safety Borrower Holdings LP	Revolver	9/1/2027	2,517	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	17,600	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	15,200	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	7,858	(78)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	61,712	—
Seahawk Bidco, LLC	Revolver	12/19/2030	22,377	(205)
Severin Acquisition LLC	Delayed Draw Term Loan	10/1/2027	64,313	—
Severin Acquisition LLC	Revolver	10/1/2031	35,182	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Simplicity Financial Marketing Group Holdings Inc	Delayed Draw Term Loan	12/31/2026	10,150	—
Simplicity Financial Marketing Group Holdings Inc	Revolver	12/31/2031	6,041	(60)
Skopima Consilio Parent LLC	Revolver	5/12/2028	6,300	(89)
Smartronix, LLC	Revolver	2/7/2030	12,316	—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,559)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	35,122	—
Spaceship Purchaser Inc	Revolver	10/17/2031	59,800	(598)
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2026	29,900	—
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2027	71,760	(359)
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	3,123	—
SpecialtyCare, Inc.	Revolver	6/18/2026	3,442	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	69,467	(521)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	58,359	—
Speedster Bidco GmbH	Revolver	5/13/2031	26,875	(152)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	24,314	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	35,710	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2030	9,246	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	31,200	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	5,573	(36)
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	8,635	—
TEI Intermediate LLC	Revolver	12/13/2031	17,672	—
TEI Intermediate LLC	Delayed Draw Term Loan	12/13/2026	48,489	(242)
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	121,413	—
The Fertility Partners, Inc.	Revolver	9/16/2027	5,706	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	16,253	—
The Hiller Companies, LLC	Revolver	6/20/2030	13,713	(103)
The North Highland Co LLC	Revolver	12/20/2030	13,188	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
The North Highland Co LLC	Delayed Draw Term Loan	12/20/2026	$35,521	$(178)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	6,500	—
THG Acquisition LLC	Delayed Draw Term Loan	10/31/2026	14,667	—
THG Acquisition LLC	Revolver	10/31/2031	7,125	—
TIH Insurance Holdings, LLC.	Revolver	5/6/2029	17,354	—
Tricentis Operations Holdings, Inc.	Revolver	12/31/2031	16,551	(166)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	26,482	(132)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	240	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	1,803	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	13,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	(1,145)
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(572)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	19,994	(100)
TTF Lower Intermediate LLC	Revolver	7/18/2029	20,000	(450)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,204	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
Unified Women's Healthcare LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	10/25/2026	2,483	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	45,839	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
Varicent Parent Holdings Corp	Delayed Draw Term Loan	8/23/2026	15,833	(128)
Varicent Parent Holdings Corp	Revolver	8/23/2031	9,550	(143)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
Vista Management Holding, Inc.	Term Loan	3/26/2031	17,815	—
VS Buyer LLC	Revolver	4/12/2029	15,000	(975)
Water Holdings Acquisition LLC	Delayed Draw Term Loan	7/31/2026	34,400	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
West Monroe Partners, LLC	Delayed Draw Term Loan	12/18/2026	122,500	—
WHCG Purchaser III Inc	Delayed Draw Term Loan	8/2/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	45,768	(226)
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	17,043	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	8,688	—
Yellow Castle AB	Delayed Draw Term Loan	6/28/2027	17,402	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2025	208,035	(3,121)
Zendesk Inc	Revolver	11/22/2028	97,650	—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	5,938	—
Zorro Bidco Ltd	Delayed Draw Term Loan	8/13/2027	11,495	—
Total Unfunded Commitments			$10,225,218	$(47,625)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	$1,394	$—	$—	$(374)	$—	$1,020	$—
DMS Purchaser LLC	—	6,151	—	—	—	6,151	64
DMS Topco, LLC - Class A Common Units	—	5,432	—	—	—	5,432	—
Controlled/Affiliated Investments
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	12,744	—	—	319	—	13,063	—
CFCo, LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Pibb Member, LLC - Membership Interest	214,906	—	—	4,413	—	219,319	1,560
Pibb Member, LLC	2,250	—	—	—	—	2,250	27
Pigments Services, Inc.	7,699	—	—	(7,699)	—	—	—
Pigments Services, Inc.	11,317	257	—	(2,677)	—	8,897	233
Pigments Holdings LP - LP Interest	—	—	—	—	—	—	—
Material Holdings, LLC	232,369	5,938	—	(175)	—	238,132	6,145
Material Holdings, LLC	15,566	—	—	(5,131)	—	10,435	—
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Specialty Lending Company, LLC - LLC Interest	314,967	12,600	—	8,722	—	336,289	—
BCRED Emerald JV LP - LP Interest	1,778,800	—	—	(43,750)	—	1,735,050	56,054
BCRED Verdelite JV LP - LP Interest	135,611	—	—	(20,876)	—	114,735	16,288
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	2,167	—	—	—	—	2,167	—
Total	$2,729,790	$30,378	$—	$(67,228)	$—	$2,692,940	$80,371
(17)Loan was on non-accrual status as of March 31, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures but excluding Loar Holdings Inc. - Common Equity and Moderna Inc - Common Stock, and may be deemed to be “restricted securities.” As of March 31, 2025, the aggregate fair value of these securities is $69,126.7 million or 165.34% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of March 31, 2025 was 3.00%.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	563,326	CAD	806,500	6/18/2025	$284
BNP Paribas	USD	1,621	CAD	2,300	5/21/2025	18
Deutsche Bank AG	USD	76,416	CHF	66,820	6/18/2025	175
Goldman Sachs Bank USA	USD	81,747	DKK	557,791	6/18/2025	635
BNP Paribas	USD	94,313	EUR	90,200	5/21/2025	(3,321)
Deutsche Bank AG	USD	1,130,090	EUR	1,040,500	6/18/2025	2,021
Deutsche Bank AG	USD	437,280	GBP	337,790	6/18/2025	1,851
BNP Paribas	USD	51,410	GBP	40,900	5/21/2025	(1,313)
Goldman Sachs Bank USA	USD	52,792	NOK	562,273	6/18/2025	(593)
BNP Paribas	USD	2,700	NOK	30,100	5/21/2025	(158)
Goldman Sachs Bank USA	USD	22,612	NZD	39,280	6/18/2025	319
Goldman Sachs Bank USA	USD	103,511	SEK	1,044,034	6/18/2025	(796)
BNP Paribas	USD	1,786	SEK	19,100	5/21/2025	(118)
Total Foreign Currency Forward Contracts						$(996)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses) (1)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		$625,000	$(14,692)	$—	$5,547
Deutsche Bank	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(14,556)	—	5,529
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(6,669)	—	2,111
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027		625,000	(11,850)	—	6,080
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR +	2.93%	9/29/2025		600,000	(699)	—	189
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027		350,000	(52)	—	3,475
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR +	2.97%	9/29/2025		200,000	(276)	—	84
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028		500,000	8,690	—	6,740
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031		250,000	674	—	4,955
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031		250,000	563	—	4,958
Deutsche Bank	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029		500,000	10,339	—	7,607
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027		400,000	(4,518)	—	4,273
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030		400,000	(8,366)	—	7,603
Morgan Stanley	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029		400,000	4,520	—	6,670
Deutsche Bank	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034		600,000	7,267	—	15,094
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034		200,000	(1,115)	—	5,097
Deutsche Bank	Janurary 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	12,753	—	12,753
Goldman Sachs Bank USA	Janurary 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	12,593	—	12,593
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028		150,000	1,953	—	1,953
Goldman Sachs Bank USA	March 2031 Notes	5.54%	SOFR +	1.67%	3/25/2031		500,000	4,190	—	4,190
Deutsche Bank	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033		500,000	4,744	—	4,744
Total Interest Rate Swaps								$5,493	$—	$122,245
(1)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	$22,569	$—
Brave Parent Holdings, Inc.	Revolver	11/29/2030	26,868	—
Caerus US 1, Inc.	Revolver	5/25/2029	62,674	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,757	—
Capstone Acquisition Holdings Inc	Delayed Draw Term Loan	8/29/2026	8,261	(31)
Caribou Bidco Ltd	Delayed Draw Term Loan	7/9/2027	28,928	(141)
Carr Riggs & Ingram Capital LLC	Revolver	11/18/2031	9,033	—
Carr Riggs & Ingram Capital LLC	Delayed Draw Term Loan	11/18/2026	22,603	(113)
Castle Management Borrower, LLC	Revolver	11/3/2029	4,167	—
CB Nike Holdco LLC	Delayed Draw Term Loan	11/25/2027	66,711	(500)
CB Nike Holdco LLC	Revolver	11/26/2029	33,356	(500)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(436)
CFC Underwriting, Ltd.	Delayed Draw Term Loan	5/16/2025	20,232	(255)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Delayed Draw Term Loan	4/2/2025	10,595	—
CFS Brands, LLC	Revolver	10/2/2029	30,858	(617)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	6,792	(20)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	11/15/2025	918	(2)
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	18,758	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	7,000	(70)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	18,270	—
Chronicle Bidco, Inc.	Revolver	5/18/2029	3,638	—
Chronicle Bidco, Inc.	Delayed Draw Term Loan	3/26/2026	13,265	—
Cisive Holdings Corp	Revolver	12/8/2027	4,445	(89)
Clearview Buyer, Inc.	Revolver	2/26/2027	8,085	—
Community Management Holdings Midco 2 LLC	Revolver	11/1/2031	7,064	—
Community Management Holdings Midco 2 LLC	Delayed Draw Term Loan	11/1/2026	23,546	(177)
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	20,230	(51)
Connatix Buyer, Inc.	Revolver	7/14/2027	11,927	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	4,662	(70)
Consor Intermediate II LLC	Delayed Draw Term Loan	5/10/2026	44,439	(222)
Consor Intermediate II LLC	Revolver	5/10/2031	11,850	—
Continental Buyer Inc	Revolver	4/2/2031	4,282	—
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	11,420	(86)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	19,964	(214)
Corfin Holdings, Inc.	Term Loan	12/27/2027	144,662	—
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Revolver	11/1/2026	28,928	(579)
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	5,725	—
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	6,110	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	16,678	(83)
Creek Parent Inc.	Revolver	12/18/2031	19,175	(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,790	(62)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	5,636	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	14,164	(142)
Cumming Group, Inc.	Revolver	11/16/2027	19,356	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	7,544	—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	191,575	—
Databricks, Inc.	Term Loan	1/3/2031	522,375	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Databricks, Inc.	Delayed Draw Term Loan	1/3/2031	$116,415	$—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	36,470	(182)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	13,071	(163)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	12,081	(153)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Diligent Corp	Delayed Draw Term Loan	4/26/2026	50,000	(375)
Diligent Corp	Revolver	8/4/2030	33,333	—
Discovery Education, Inc.	Revolver	4/9/2029	13,621	—
DM Intermediate Parent LLC	Revolver	9/30/2030	30,960	(464)
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	46,461	(348)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/27/2025	5,367	(68)
Dropbox Inc	Delayed Draw Term Loan	12/10/2026	834,990	(4,175)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	16,849	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	4/19/2029	16,000	(1,425)
Duro Dyne National Corp	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp	Revolver	11/15/2031	34,499	(345)
Dwyer Instruments LLC	Delayed Draw Term Loan	11/20/2026	6,062	(30)
Dwyer Instruments LLC	Revolver	7/20/2029	7,275	(73)
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	7,569	(95)
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	679	—
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	10,808	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	43,758	—
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	1/18/2025	12,377	—
Enstructure LLC	Delayed Draw Term Loan	6/10/2026	88,177	(1,411)
ENV Bidco AB	Delayed Draw Term Loan	12/13/2027	31,618	(355)
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp	Revolver	6/17/2030	9,056	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	(9)
Excelitas Technologies Corp.	Revolver	8/14/2028	14,780	(148)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	4,927	(49)
Experity, Inc.	Revolver	2/24/2028	11,146	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	25,693	(193)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	15,339	(230)
Fastener Distribution Holdings LLC	Delayed Draw Term Loan	10/31/2026	68,078	(340)
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	19,787	—
Focus Financial Partners LLC	Delayed Draw Term Loan	9/11/2026	1,599	—
Formulations Parent Corp.	Revolver	11/15/2029	3,571	(36)
Foundation Risk Partners Corp.	Revolver	10/29/2029	16,269	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	8,806	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
FusionSite Midco, LLC	Revolver	11/17/2029	7,366	(166)
FusionSite Midco, LLC	Delayed Draw Term Loan	9/25/2025	2,234	—
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	23,934	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	—
Galway Borrower, LLC	Revolver	9/29/2028	18,653	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,926	—
Gannett Fleming Inc	Revolver	8/5/2030	37,324	(560)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	$61,694	$(617)
Gatekeeper Systems, Inc.	Revolver	8/28/2030	9,238	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,540	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	29,679	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	60,893	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	38,416	(610)
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	1,431	(7)
Granicus, Inc.	Revolver	1/17/2031	4,284	—
Graphpad Software LLC	Revolver	6/28/2031	13,945	(70)
Graphpad Software LLC	Delayed Draw Term Loan	6/28/2026	33,558	—
Great Day Improvements LLC	Revolver	6/13/2030	5,914	(118)
Ground Penetrating Radar Systems LLC	Term Loan	1/2/2032	119,645	—
Ground Penetrating Radar Systems LLC	Delayed Draw Term Loan	1/2/2032	23,009	—
Ground Penetrating Radar Systems LLC	Revolver	1/2/2032	12,271	—
Groundworks LLC	Delayed Draw Term Loan	3/14/2026	1,404	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	4,620	—
GS Acquisitionco, Inc.	Revolver	3/26/2034	4,500	(23)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(9)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	11/15/2027	102	—
Hargreaves Lansdown	Term Loan	9/26/2031	103,744	—
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	51,623	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	2,419	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	44,077	—
Houghton Mifflin, LLC	Revolver	4/7/2027	18,750	(30)
Icefall Parent, Inc.	Revolver	1/17/2030	6,880	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,251	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360 LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures LLC	Revolver	4/29/2030	4,685	—
Inception Fertility Ventures LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	17,754	(37)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2028	2,183	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	653	—
IQN Holding Corp	Revolver	5/2/2028	3,372	—
IRI Group Holdings Inc	Revolver	12/1/2027	83,928	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	(216)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	2,759	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	734	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/28/2026	44,520	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	—
Java Buyer, Inc.	Revolver	12/15/2027	24,284	—
JS Parent Inc	Revolver	4/24/2031	7,880	(39)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Jupiter Bidco Limited	Delayed Draw Term Loan	8/31/2025	41,454	(620)
Kaseya, Inc.	Delayed Draw Term Loan	6/25/2025	33,089	—
Kaseya, Inc.	Revolver	6/25/2029	36,559	—
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	12,225	(146)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	10,044	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	$8,737	$—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	50,738	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	63,422	(317)
Kona Buyer, LLC	Revolver	7/23/2031	25,369	(127)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	(2)
Loar Group, Inc.	Delayed Draw Term Loan	5/10/2026	100,000	(940)
LogicMonitor Inc	Revolver	11/15/2031	11,450	—
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	—
Lsf12 Crown US Commercial Bidco LLC	Revolver	12/2/2029	24,405	(200)
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	15,863	—
Magic Bidco Inc	Revolver	7/1/2030	2,430	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(180)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	10,780	(135)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	133,060	(1,200)
Mantech International CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	(374)
Maverick Bidco Inc.	Delayed Draw Term Loan	8/16/2026	10,523	—
Maverick Bidco Inc.	Delayed Draw Term Loan	8/16/2026	50,452	(347)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	10,652	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,241	—
Medline Borrower LP	Revolver	2/27/2026	17,850	(63)
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	25,268	(284)
Metis Buyer, Inc.	Revolver	5/4/2026	3,960	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	643	—
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(50)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2025	16,516	(83)
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	17,311	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	2,244	(27)
More Cowbell II, LLC	Revolver	9/4/2029	1,699	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	5,146	(39)
MRI Software, LLC	Revolver	2/10/2027	23,946	—
MRI Software, LLC	Delayed Draw Term Loan	1/16/2027	21,653	—
Natus Medical Incorporated	Revolver	7/21/2027	1,225	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/23/2025	15,315	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	2,051	(101)
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	—
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	26,031	(130)
Netsmart Technologies Inc	Revolver	8/23/2031	26,555	(133)
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3 Ltd	Revolver	6/10/2030	6,028	—
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	10/1/2026	2,893	(7)
North Haven Stallone Buyer, LLC	Revolver	5/24/2027	5,164	(13)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	8,779	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	25,764	—
Odevo AB	Delayed Draw Term Loan	12/12/2027	191,921	(475)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	69,791	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	36,836	—
ONS MSO, LLC	Revolver	7/8/2026	3,250	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Optimizely North America Inc	Revolver	10/31/2031	$3,007	$(30)
Oranje Holdco Inc	Revolver	2/1/2029	8,250	—
Oxford Global Resources Inc	Revolver	8/17/2027	9,254	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	3,635	(27)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	85,594	(428)
Park Place Technologies, LLC	Revolver	3/25/2030	45,793	—
Patriot Growth Insurance Services, LLC.	Revolver	10/16/2028	3,567	—
Patriot Growth Insurance Services, LLC.	Delayed Draw Term Loan	10/16/2028	7,901	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	3,902	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	7,061	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	6,996	(52)
Pearce Intermediate Holdings, Inc	Delayed Draw Term Loan	11/6/2026	100,000	(500)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	4,929	—
Petrus Buyer Inc	Revolver	10/17/2029	5,163	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Ping Identity Holding Corp	Revolver	10/17/2028	3,856	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	40,761	(204)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Revolver	5/12/2028	6,365	—
Plasma Buyer, LLC	Delayed Draw Term Loan	11/12/2025	679	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	67,596	(845)
Polyphase Elevator Holding Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	19,691	(98)
Profile Products, LLC	Revolver	11/12/2027	7,110	—
Profile Products, LLC	Revolver	11/12/2027	6,697	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	6,162	—
PT Intermediate Holdings III LLC	Delayed Draw Term Loan	4/9/2026	12,013	(15)
QBS Parent Inc	Revolver	11/7/2031	5,656	(28)
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	7,267	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	36,805	(184)
RAD CLO 27 Ltd	Structured Finance Obligation - Debt	1/15/2038	10,000	—
RAD CLO 27 Ltd	Structured Finance Obligation - Equity	1/15/2038	26,823	—
Rally Buyer, Inc.	Revolver	7/19/2028	4,081	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	336	—
Relativity ODA, LLC	Revolver	5/14/2029	4,813	(120)
RFS Opco, LLC	Delayed Draw Term Loan	12/3/2025	7,619	(29)
Riser Merger Sub, Inc.	Revolver	10/31/2029	16,200	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	37,800	(378)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	15,233	—
RoadOne Inc	Revolver	12/29/2028	226	—
RSC Acquisition, Inc.	Revolver	11/1/2029	6,174	(108)
RSC Acquisition, Inc.	Delayed Draw Term Loan	8/15/2026	47,154	—
Safety Borrower Holdings LP	Revolver	9/1/2027	2,517	—
Safety Products/JHC Acquisition Corp	Delayed Draw Term Loan	6/28/2026	4,912	—
Sailpoint Technologies, Inc.	Revolver	8/16/2028	34,083	—
Sam Holding Co, Inc.	Revolver	3/24/2027	16,800	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	$23,600	$—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	7,858	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	74,803	(342)
Seahawk Bidco, LLC	Revolver	12/19/2030	22,377	(205)
Severin Acquisition LLC	Delayed Draw Term Loan	10/1/2027	68,984	(345)
Severin Acquisition LLC	Revolver	10/1/2031	41,391	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Simplicity Financial Marketing Group Holdings Inc	Delayed Draw Term Loan	12/31/2026	12,083	(60)
Simplicity Financial Marketing Group Holdings Inc	Revolver	12/31/2031	6,041	(60)
Skopima Consilio Parent LLC	Revolver	5/14/2028	6,300	(18)
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,299)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	49,332	—
Soliant Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Spaceship Purchaser Inc	Revolver	10/17/2031	59,800	(598)
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2026	29,900	—
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2027	71,760	—
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	12,868	—
SpecialtyCare, Inc.	Revolver	6/18/2026	2,493	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	69,467	(521)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	61,551	(420)
Speedster Bidco GmbH	Revolver	5/13/2031	26,875	(72)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	24,314	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	44,329	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2031	10,086	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	35,360	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	5,573	(34)
Tango Bidco SAS	Revolver	10/17/2027	12,593	—
TEI Intermediate LLC	Revolver	12/13/2031	18,156	—
TEI Intermediate LLC	Delayed Draw Term Loan	12/13/2026	48,489	(242)
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	121,011	—
The Fertility Partners, Inc.	Revolver	9/16/2027	5,706	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	91,404	—
The Hiller Companies LLC	Delayed Draw Term Loan	6/20/2026	16,253	—
The Hiller Companies LLC	Revolver	6/20/2030	13,713	(103)
The North Highland Co LLC	Revolver	12/20/2030	20,288	—
The North Highland Co LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	4,375	—
THG Acquisition LLC	Delayed Draw Term Loan	10/31/2026	14,932	(75)
THG Acquisition LLC	Revolver	10/31/2031	6,911	—
TIH Insurance Holdings, LLC.	Revolver	5/6/2029	19,894	(73)
Tricentis	Term Loan	2/11/2032	131,086	—
Tricentis	Delayed Draw Term Loan	2/11/2032	26,217	—
Tricentis	Revolver	2/11/2032	16,386	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	240	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	13,269	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	14,838	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	115,743	(1,145)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Triple Lift, Inc.	Revolver	5/5/2028	$14,295	$(572)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	19,994	(100)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,204	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
Unified Physician Management, LLC	Revolver	6/18/2029	101,845	—
Unified Physician Management, LLC	Delayed Draw Term Loan	3/25/2026	640	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	10/25/2026	4,000	(15)
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	49,274	(246)
Varicent Parent Holdings Corp	Delayed Draw Term Loan	8/23/2026	17,174	(129)
Varicent Parent Holdings Corp	Revolver	8/23/2031	9,550	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
VS Buyer LLC	Revolver	4/12/2029	15,000	(975)
Water Holdings Acquisition LLC	Delayed Draw Term Loan	7/31/2026	35,637	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
West Monroe Partners, LLC	Delayed Draw Term Loan	12/18/2026	122,500	—
WHCG Purchaser III Inc	Delayed Draw Term Loan	8/2/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/21/2025	16,651	—
World Insurance Associates, LLC	Revolver	4/3/2028	3,333	—
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	19,072	(95)
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	8,688	—
Yellow Castle AB	Delayed Draw Term Loan	7/7/2029	11,621	—
Zellis TopCo Limited	Term Loan	8/13/2031	19,375	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2025	208,035	(3,121)
Zendesk Inc	Revolver	7/23/2030	97,650	—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	5,938	—
Zorro Bidco Ltd	Delayed Draw Term Loan	8/13/2027	18,421	(182)
Total Unfunded Commitments			$10,804,045	$(49,557)
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
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses) (1)
Goldman Sachs Bank USA	January 2025 Notes	2.70%	SOFR +	0.99%	1/15/2025		$500,000	$(594)	$—	$14,818
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(20,239)	—	4,486
Deutsche Bank AG	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(20,084)	—	4,411
Goldman Sachs Bank USA	March 2025 Notes	4.70%	SOFR +	2.43%	3/24/2025		400,000	(1,889)	—	9,200
Deutsche Bank AG	March 2025 Notes	4.70%	SOFR +	2.43%	3/24/2025		500,000	(2,364)	—	11,510
Deutsche Bank AG	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(8,780)	—	3,640
SMBC Capital Markets, Inc.	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027		625,000	(17,930)	—	244
SMBC Capital Markets, Inc.	September 2025 Notes	7.05%	SOFR +	2.93%	9/29/2025		600,000	(888)	—	953
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027		350,000	(3,527)	—	(3,990)
SMBC Capital Markets, Inc.	September 2025 Notes	7.05%	SOFR +	2.97%	9/29/2025		200,000	(360)	—	400
SMBC Capital Markets, Inc.	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028		500,000	1,951	—	(11,731)
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031		250,000	(4,281)	—	(4,281)
BNP Paribas	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031		250,000	(4,395)	—	(4,395)
Deutsche Bank AG	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029		500,000	2,732	—	2,732
BNP Paribas	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027		400,000	(8,791)	—	(8,791)
SMBC Capital Markets, Inc.	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030		400,000	(15,969)	—	(15,969)
Morgan Stanley Capital Services LLC	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029		400,000	(2,151)	—	(2,151)
Deutsche Bank AG	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034		600,000	(7,827)	—	(7,827)
Wells Fargo Bank, N.A.	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034		200,000	(6,212)	—	(6,212)
Total Interest Rate Swaps								$(121,598)	$—	$(12,953)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 1. Organization
Blackstone Private Credit Fund (together with its consolidated subsidiaries “BCRED” or the “Company”), is a Delaware statutory trust formed on February 11, 2020, and structured as an externally managed, non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company is externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”), and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset-based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement,” and together with the Administration Agreement, the “Administration Agreements”), respectively. From commencement through December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also invest in broadly syndicated loans. The Company expects that such investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
The Company offers on a continuous basis up to $45.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company offers to sell any combination of three classes of Common Shares, Class I shares, Class S shares and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its Common Shares.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
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
As of March 31, 2025, the Company’s consolidated subsidiaries were BCRED Bard Peak Funding LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 Funding LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-1 Ltd., BCRED BSL CLO 2021-1, LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC, BCRED CLO 2025-1 LLC, BCRED CLO 2025-1 Depositor LLC (“2025-1 Depositor”), BCRED Lender Finance 2025-1 LLC, BCRED Lender Finance 2025-1 Depositor LLC (“Lender Finance 2025-1 Depositor”), BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.

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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation insured limit. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
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
Where prices or inputs are not available or, in the judgment of the Board of Trustees (the “Board” or the “Board of Trustees”), with assistance of the Advisers, the Audit Committee and independent valuation firm(s), determined to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit-impaired. The Advisers will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly-traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Advisers have visibility into the long-term projected cash flows of a portfolio company.
If debt investments are credit-impaired, which occurs when there is insufficient coverage under the enterprise value analysis through the respective investment’s position in the capital structure, the Advisers generally use the enterprise value “waterfall” approach or a recovery method (if a liquidation or restructuring is deemed likely) to determine fair value. For debt investments that are not determined to be credit-impaired, the Advisers generally use a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Advisers, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.

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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly-traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Condensed Consolidated Statements of Operations.
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s fixed rate liabilities. The fair value of the interest rate swaps is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Condensed Consolidated Statements of Operations.The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.

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
Foreign Currency Transactions
Amounts denominated in foreign currencies are translated into U.S. dollars (“USD”) on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2025 and 2024, the Company recorded $45.8 million and $6.8 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Condensed Consolidated Statements of Operations. If at any point the Company expects that PIK will not be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings and include premiums and discounts to the par value of the respective instruments. These expenses and adjustments are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Debt issuance costs, including premiums and discounts to par, related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through March 31, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three months ended March 31, 2025 and 2024, the Company accrued $7.8 million and $9.5 million, respectively, of U.S. federal excise tax.
Certain of the Company’s consolidated subsidiaries are subject to certain U.S. federal and state income taxes. Income tax expense, if any, is included under the income category for which it applies in the Condensed Consolidated Statements of Operations.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its condensed consolidated financial statements.
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Advisory Agreements
On October 5, 2020, the Company entered into the original investment advisory agreement with the Prior Adviser (the “Original Investment Advisory Agreement”), pursuant to which the Prior Adviser was responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
On August 2, 2022, the Company and the Prior Adviser entered into an amended and restated investment advisory agreement (the “Original A&R Investment Advisory Agreement”), which was approved by the Board, including a majority of the trustees who are not “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). The Original A&R Investment Advisory Agreement altered the Original Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines would no longer apply if the Company’s shares become “covered securities” within the meaning of Section 18 of the Securities Act of 1933, as amended, and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Original Investment Advisory Agreement.
On November 7, 2024, the Board approved the Prior Adviser’s assignment of the Original A&R Investment Advisory Agreement to the Adviser pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board, including a majority of the Independent Trustees, also approved the second amended and restated investment advisory agreement (the “Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the Adviser became the Company’s investment adviser pursuant to the Investment Advisory Agreement. Further, on November 7, 2024, the Board approved the sub-advisory agreement (the “Sub-Advisory Agreement” and together with the Investment Advisory Agreement, the “Advisory Agreements”) between the Company, the Adviser and the Sub-Adviser. Accordingly, effective January 1, 2025, the Sub-Adviser became the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes were the result of a reorganization of certain subsidiaries of Blackstone and did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide investment management services to the Company on behalf of the Advisers.
The Advisory Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 30, 2025, for a one-year period ending on May 31, 2026 and, unless terminated earlier, will renew from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreements, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreements will automatically terminate in the event of their assignment within the meaning of the 1940 Act and SEC guidance and interpretations.
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The sub-advisory fees payable to the Sub-Adviser under the Sub-Advisory Agreement will be paid by the Adviser out of its own advisory fees rather than paid separately by the Company. Substantial additional fees and expenses may also be charged by the Administrators to the Company.

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
For the three months ended March 31, 2025 and 2024, base management fees were $129.1 million and $95.4 million, respectively. As of March 31, 2025 and December 31, 2024, $129.1 million and $120.1 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below.
(i) Income based incentive fees
The first part of the incentive fee, an income based incentive fee is based on the Company’s Pre-Incentive Fee Net Investment Income Returns as defined in the Investment Advisory Agreement. Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from Pre-incentive fee net investment income. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
The Company pays the Adviser an income based incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
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
(ii) Capital gains based incentive fees
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as calculated in accordance with GAAP.
For the three months ended March 31, 2025 and 2024, the Company accrued income based incentive fees of $151.8 million and $125.4 million, respectively. As of March 31, 2025 and December 31, 2024, there was $151.8 million and $144.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
For the three months ended March 31, 2025 and 2024, the Company accrued no capital gains based incentive fees. As of March 31, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
Administration Agreements
On October 5, 2020, the Company entered into the original administration agreement with the Prior Administrator (the “Prior Administration Agreement”). On November 7, 2024, the Board approved the termination of the Prior Administration Agreement, effective December 31, 2024, and the entry into of the Administration Agreement between the Company and the Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the Administrator became the Company’s administrator pursuant to the Administration Agreement. Further, on November 7, 2024, the Board approved the Sub-Administration Agreement between the Administrator, on behalf of the Company, and the Sub-Administrator. Accordingly, effective January 1, 2025, the Sub-Administrator become one of the Company’s sub-administrators pursuant to the Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the State Street Sub-Administration Agreement with State Street Bank and Trust Company (each as defined in Note 3—Sub-Administration and Custody Agreement) from the Prior Administrator to the Administrator, effective January 1, 2025. These changes did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide administrative services to the Company on behalf of the Administrators.
Under the terms of the Administration Agreements, the Administrators provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for certain costs and expenses incurred by the Administrators in performing their obligations under the Administration Agreements. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in the Advisory Agreements and Administration Agreements. In addition, pursuant to the terms of the Administration Agreements, the Administrators may delegate their obligations under the Administration Agreements to an affiliate or to a third party and we will reimburse the Administrator, and the Administrator will reimburse the Sub-Administrator, for any services performed for us by such affiliate or third party. Under the Sub-Administration Agreement, the Administrator will reimburse the Sub-Administrator for certain costs and expenses incurred by the Sub-Administrator in performing its obligations under the Sub-Administration Agreement. The costs and expenses of the Sub-Administrator that are eligible for reimbursement by the Administrator will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. From time to time, the Administrator may outsource certain administrative duties provided to the Fund to third

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
parties, and the Administrator will pay the third parties accordingly. State Street Bank and Trust Company serves as our third-party sub-administrator. The Administrator has utilized, and in the future will continue to utilize, the State Street Sub-Administrator to assist in the provision of administrative services. The State Street Sub-Administrator receives compensation from the Administrator for its sub-administrative services under the State Street Sub-Administration Agreement.
The Administration Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 30, 2025 for a one-year period ending on May 31, 2026, and, unless terminated earlier, will renew automatically from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreements, without payment of any penalty, upon 60 days’ written notice.
For the three months ended March 31, 2025 and 2024, the Company incurred $2.2 million and $1.8 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, as applicable, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2025 and December 31, 2024, $1.7 million and $3.2 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
Sub-Administration and Custody Agreement
On October 5, 2020, the Prior Administrator entered into a third-party sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub-Administrator”) under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian. On November 7, 2024, the Board approved the assignment of the State Street Sub-Administration Agreement from the Prior Administrator to the Administrator, effective January 1, 2025. The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term and the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.
Intermediary Manager Agreement
On October 5, 2020, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P. (the “Intermediary Manager”), an affiliate of the Adviser. Pursuant to the Intermediary Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class S shares and a 1.5% cap on NAV for Class D shares. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.
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
The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Independent Trustees and a majority of the trustees who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.
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
For the three months ended March 31, 2025, the Company accrued distribution and shareholder servicing fees of $28.1 million and $0.4 million, which were attributable to Class S and Class D shares, respectively.

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
Expense Support and Conditional Reimbursement Agreement
On October 5, 2020, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Sub-Adviser pursuant to which the Sub-Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Sub-Adviser has committed to pay must be paid by the Sub-Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, or offset against amounts due from the Company to the Sub-Adviser or its affiliates.
Pursuant to the Expense Support Agreement, following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Sub-Adviser until such time as all Expense Payments made by the Sub-Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company to the Sub-Adviser are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Sub-Adviser has waived its right to receive such payment for the applicable month.
For the three months ended March 31, 2025 and 2024, the Sub-Adviser made no Expense Payments and there were no Reimbursement Payments made to the Sub-Adviser.
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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of March 31, 2025 and December 31, 2024, the wholly-owned subsidiary of the Company had committed $405.0 million. As of March 31, 2025 and December 31, 2024, $59.8 million and $72.4 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.

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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$62,860,907	$62,292,200	90.0%	$62,076,029	$61,455,274	89.8%
Second lien debt	2,920,746	2,848,873	4.0	2,790,046	2,723,460	3.9
Unsecured debt	51,570	51,508	0.1	179,863	177,801	0.3
Structured finance obligations - debt instruments	536,464	536,456	0.8	582,324	590,509	0.9
Structured finance obligations - equity instruments	190,870	191,459	0.3	137,250	141,139	0.2
Investments in joint ventures	1,932,706	1,849,785	2.7	1,932,706	1,914,411	2.8
Equity and other (1)(2)	1,290,888	1,419,422	2.1	1,287,453	1,417,183	2.1
Total	$69,784,151	$69,189,703	100.0%	$68,985,671	$68,419,777	100.0%
(1)Includes equity investment in SLC.
(2)“Other” includes warrants.
The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	1.4%	1.2%
Air Freight & Logistics	1.8	1.8
Airlines (2)(3)	0.0	0.0
Auto Components (2)(3)	0.0	0.0
Beverages	0.1	0.1
Biotechnology (2)(3)	0.0	0.0
Broadline Retail (2)(3)	0.0	0.0
Building Products	1.3	1.3
Capital Markets	0.3	0.3
Chemicals	0.4	0.4
Commercial Services & Supplies	6.6	6.1
Construction & Engineering	1.1	1.1
Construction Materials (2)(3)	0.0	0.0
Containers & Packaging	0.2	0.2
Distributors	0.8	0.9
Diversified Consumer Services	3.2	3.3
Diversified REITs (2)(3)	0.0	0.0
Diversified Telecommunication Services	0.4	0.4
Electric Utilities	0.2	0.2
Electrical Equipment	0.8	0.8
Electronic Equipment, Instruments & Components	1.1	1.1

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2025	December 31, 2024
Energy Equipment & Services	0.1%	0.1%
Entertainment (2)(3)	0.0	0.0
Financial Services (1)	2.4	2.3
Food Products (2)(3)	0.0	0.0
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	1.1	1.1
Health Care Providers & Services	8.8	9.3
Health Care Technology	5.2	4.6
Hotels, Restaurants & Leisure	0.2	0.2
Household Durables	0.1	0.1
Industrial Conglomerates	0.3	0.3
Insurance	7.1	7.0
Interactive Media & Services	1.0	0.9
Internet & Direct Marketing Retail	0.8	1.5
Investments in Joint Ventures	2.7	2.8
IT Services	5.2	4.7
Life Sciences Tools & Services	0.7	0.6
Machinery	0.3	0.3
Marine	0.4	0.4
Media	0.5	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	0.4	0.5
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.8	0.8
Professional Services	10.9	10.9
Real Estate Management & Development	1.0	1.0
Software	26.8	27.3
Specialty Retail	0.2	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.5	0.5
Transportation Infrastructure	2.2	2.4
Wireless Telecommunication Services	0.2	0.1
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of March 31, 2025.
(3)Amount rounds to less than 0.1% as of December 31, 2024.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$59,371,657	$58,852,585	85.0%	140.8%
Europe	8,197,670	8,151,918	11.8	19.5
Bermuda/Cayman Islands	1,635,310	1,642,561	2.4	3.9
Canada	521,975	486,704	0.7	1.2
Asia	35,233	35,161	0.1	0.1
Australia/New Zealand	22,306	20,774	0.0	0.0
Total	$69,784,151	$69,189,703	100.0%	165.5%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$58,715,654	$58,382,736	85.3%	150.3%
Europe	7,973,168	7,763,312	11.3	20.0
Bermuda/Cayman Islands	1,620,670	1,634,770	2.4	4.2
Canada	618,302	582,731	0.9	1.5
Asia	35,315	35,496	0.1	0.1
Australia/New Zealand	22,562	20,732	0.0	0.1
Total	$68,985,671	$68,419,777	100.0%	176.2%
As of March 31, 2025 and December 31, 2024, six borrowers (across eight loans) and nine borrowers (across twelve loans) in the portfolio were on non-accrual status, respectively.
As of March 31, 2025 and December 31, 2024, on a fair value basis, 99.7% and 99.7%, respectively, of performing debt investments bore interest at a floating rate and 0.3% and 0.3%, respectively, of performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,868,679	$57,423,521	$62,292,200
Second lien debt	—	589,932	2,258,941	2,848,873
Unsecured debt	—	21,055	30,453	51,508
Structured finance obligations - debt instruments	—	—	536,456	536,456
Structured finance obligations - equity instruments	—	—	191,459	191,459
Equity and other (1)(2)	62,993	452	1,355,977	1,419,422
Total	62,993	5,480,118	61,796,807	67,339,918
Investments Measured at NAV (3)	—	—	—	1,849,785
Total investments	$62,993	$5,480,118	$61,796,807	$69,189,703

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,300,303	$57,154,971	$61,455,274
Second lien debt	—	635,141	2,088,319	2,723,460
Unsecured debt	—	20,686	157,115	177,801
Structured finance obligations - debt instruments	—	—	590,509	590,509
Structured finance obligations - equity instruments	—	—	141,139	141,139
Equity and other (1)(2)	66,050	376	1,350,757	1,417,183
Total	66,050	4,956,506	61,482,810	66,505,366
Investments Measured at NAV (3)	—	—	—	1,914,411
Total investments	$66,050	$4,956,506	$61,482,810	$68,419,777
(1)Includes equity investment in SLC.
(2)“Other” includes warrants.
(3)Includes investments in the Emerald JV and Verdelite JV (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Statements of Assets and Liabilities.
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $60.1 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 0.9 years. For information regarding restrictions on investment in joint ventures, see “Note 11. Joint Ventures.”

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other (2)	Total
Fair value, beginning of period	$57,154,971	$2,088,319	$157,115	$590,509	$141,139	$1,350,757	$61,482,810
Purchases of investments	4,157,266	179,197	1,025	28,846	68,928	27,297	4,462,559
Proceeds from principal repayments and sales of investments	(3,169,713)	(13,012)	(129,371)	(75,321)	(15,301)	(39,892)	(3,442,610)
Accretion of discount/(amortization of premium)	62,068	1,277	22	83	(8)	453	63,895
Net realized gain (loss)	(3,658)	1	—	532	—	15,577	12,452
Net change in unrealized appreciation (depreciation)	49,112	3,159	1,662	(8,193)	(3,299)	1,785	44,226
Transfers into Level 3 (1)	92,397	—	—	—	—	—	92,397
Transfers out of Level 3 (1)	(918,922)	—	—	—	—	—	(918,922)
Fair value, end of period	$57,423,521	$2,258,941	$30,453	$536,456	$191,459	$1,355,977	$61,796,807
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$52,655	$3,159	$(33)	$(7,357)	$(3,300)	$11,481	$56,605
(1)For the three months ended March 31, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
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

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$56,498,956	Yield Analysis	Discount Rate	3.26%	24.01%	9.64%
	381,556	Asset Recoverability	Market Multiple	8.00x	10.25x	9.50x
	337,459	Market Quotations	Broker Quoted Price	97.00	100.75	99.98
	196,653	Transaction Price	N/A
	8,897	Asset Recoverability	N/A
	57,423,521
Investments in second lien debt	2,256,874	Yield Analysis	Discount Rate	7.03%	27.59%	10.45%
	2,067	Asset Recoverability	Market Multiple	8.75x	8.75x	8.75x
	2,258,941
Investments in unsecured debt	30,453	Yield Analysis	Discount Rate	13.05%	13.89%	13.65%
Investments in structured finance obligations - debt instruments	536,456	Market Quotations	Broker Quoted Price	89.65	102.34	99.44
Investments in structured finance obligations - equity instruments	191,459	Market Quotations	Broker Quoted Price	22.64	101.59	84.47
Investments in equity and other (2)	652,884	Yield Analysis	Discount Rate	7.88%	35.01%	12.54%
	336,289	Asset Recoverability	N/A
	289,235	Market Approach	Performance Multiple	6.40x	29.68x	20.19x
	45,993	Asset Recoverability	Market Multiple	8.75x	10.25x	10.17x
	26,144	Option Pricing Model	Expected Volatility	32.00%	70.50%	41.43%
	5,432	Transaction Price	N/A
	1,355,977
Total	$61,796,807
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of March 31, 2025 and December 31, 2024 had they been accounted for at fair value:

	March 31, 2025	December 31, 2024
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,224,333	$1,000,298
Castle Peak Funding Facility	1,259,016	1,194,401
Summit Peak Funding Facility	957,248	952,105
Denali Peak Funding Facility	562,800	562,800
Bushnell Peak Funding Facility	500,300	480,300
Granite Peak Funding Facility	—	493,554
Middle Peak Funding Facility	770,000	750,000
Bison Peak Funding Facility	1,297,200	1,203,200
Blanca Peak Funding Facility	1,375,090	1,375,090
Windom Peak Funding Facility	1,109,458	1,029,841
Monarch Peak Funding Facility	805,000	750,000
Meridian Peak Funding Facility	36,000	246,000
Haydon Peak Funding Facility	187,000	250,000
Bear Peak Funding Facility	171,444	164,816
Phoenix Peak Funding Facility	205,811	197,736
Revolving Credit Facility	1,677,196	4,639,587
2026 Notes	389,440	384,560
May 2027 Notes	632,063	624,500
October 2027 Notes	356,685	357,070
March 2031 Notes	492,740	—
March 2033 Notes	490,295	—
December 2026 Notes	1,197,625	1,191,500
November 2026 Eurobonds	527,566	499,280
March 2027 Notes	964,000	957,000
January 2025 Notes	—	499,490
January 2029 Notes	617,370	614,770
March 2025 Notes	—	898,740
April 2026 UK Bonds	319,934	308,406
September 2025 Notes	808,000	811,920
November 2028 Notes	687,700	526,100
January 2031 Notes	508,600	508,650
July 2029 Notes	505,650	503,550
September 2027 Notes	396,280	395,320
April 2030 Notes	390,680	389,240
November 2029 Notes	396,800	395,160
November 2034 Notes	770,160	781,120
January 2032 Notes	992,000	—
2021-1 BSL Notes	663,000	663,000
MML 2021-1 Debt	690,000	690,000
MML 2022-1 Debt	759,000	759,000

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2025	December 31, 2024
	Fair Value	Fair Value
2022-1 BSL Debt	$420,000	$420,000
2021-2 Notes	505,800	505,800
MML 2022-2 Debt	299,761	300,373
2023-1 Notes	307,198	308,039
2024-1 Notes	244,039	244,264
2024-2 Notes	305,067	305,035
2025-1 Notes	883,811	—
2025-1 Lender Finance	890,000	—
Short-Term Borrowings	401,321	420,829
Total	$29,950,481	$30,552,444
The following table presents the categorization of the Company’s debt obligations as of March 31, 2025 and December 31, 2024 had they been accounted for at fair value within the fair value hierarchy:

	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	29,950,481	30,552,444
Total debt	$29,950,481	$30,552,444
Other Assets and Liabilities
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its foreign currency and interest rate risk exposures.
The fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024:

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$5,303	$—	$5,303	$2,313,092
Interest rate swaps	—	68,286	—	68,286	4,650,000
Total Derivative assets at fair value	$—	$73,589	$—	$73,589	$6,963,092
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(6,299)	$—	$(6,299)	$306,512
Interest rate swaps	—	(62,793)	—	(62,793)	4,347,937
Total Derivative liabilities at fair value	$—	$(69,092)	$—	$(69,092)	$4,654,449
Cash collateral posted				$233,859

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$11,793	$—	$11,793	$781,169
Interest rate swaps	—	4,683	—	4,683	1,000,000
Total Derivative assets at fair value	$—	$16,476	$—	$16,476	$1,781,169
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(126,281)	—	(126,281)	7,237,975
Total Derivative liabilities at fair value	$—	$(126,281)	$—	$(126,281)	$7,237,975
Cash collateral posted				$253,890
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three month periods ended March 31, 2025 and March 31, 2024, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Three Months Ended March 31,
	2025	2024
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$(12,789)	$21,621
Net change in unrealized appreciation (depreciation)	$(12,789)	$21,621
Realized gain (loss)
Foreign currency forward contracts	$(19,413)	$(6,397)
Net realized gain (loss)	$(19,413)	$(6,397)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three-month periods ended March 31, 2025 and March 31, 2024, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2025	2024
Interest rate swaps	$127,092	$(39,877)
Hedged items	$(125,175)	$39,182
The table below presents the carrying value of unsecured borrowings as of March 31, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	March 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$8,867,875	$5,806	$8,019,278	$(119,369)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 238.9% and 226.5%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Meridian Peak Funding, Haydon Peak Funding, Bear Peak Funding and Phoenix Peak Funding, which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”

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
As of March 31, 2025, and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to January 4, 2024, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% to 2.20% per annum depending on the nature of the advances being requested. Effective January 4, 2024, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.85% to 2.35% per annum depending on the nature of the advances being requested. Effective September 25, 2024, advances under the Castle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 2.50% per annum depending on the nature of the advances being requested. After the expiration of the reinvestment period, the applicable margin on outstanding advances will be increased by 1.00% per annum. Prior to September 25, 2024, Castle Peak Funding paid a commitment fee of 1.85% per annum if the unused facility amount was greater than 30% or 0.50% per annum if the unused facility amount was less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments. Effective September 25, 2024, Castle Peak Funding pays a commitment fee of 1.90% per annum if the unused facility amount is greater than 35% or 0.90% per annum if the unused facility amount is less than or equal to 35% and greater than 15%, 0.25% per annum if the unused facility amount is less than or equal to 15% and greater than 5%, and 0.00% per annum if the unused facility amount is less than or equal to 5%, in each case based on the average daily unused amount of the financing commitments until the expiration of the reinvestment period, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
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
Prior to March 12, 2024, advances under the Summit Peak Funding Facility bore interest at a blended per annum rate equal to the benchmark for the currency of the applicable advance (which was the three-month term SOFR rate for dollar advances), plus an applicable margin of 1.50% to 2.30% per annum depending on the nature of the advances being requested with such blended rate subject to a floor of 2.00% per annum for certain foreign currency advances and 2.15% per annum for USD advances. Effective March 12, 2024, advances under the Summit Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR rate for dollar advances) plus an applicable margin of 2.20% per annum. Prior to March 12, 2024, Summit Peak Funding paid a commitment fee of 0.40% per annum if the unused facility amount was greater than 25% based on the average daily unused amount of the financing commitments. Effective March 12, 2024, Summit Peak Funding pays a commitment fee ranging from 0.25% per annum to 1.25% per annum based on the daily unused amount of the financing commitments, which fee may increase from and after March 12, 2025, to a rate equal to 2.20% per annum on unused amounts below a minimum percentage of the financing commitments. Summit Peak Funding also pays an administrative agency fee to SG, in addition to certain other fees as agreed between Summit Peak Funding and SG.
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
On May 6, 2025, the Summit Peak Funding Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”

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
Proceeds from borrowings under the Bushnell Peak Funding Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding is a lender.

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
The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on May 31, 2025, and the Blanca Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by December 19, 2032; provided that Barclays may require repayment of all amounts outstanding under the facility from and after August 19, 2026.
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
The committed principal amount as of March 31, 2025 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
The period during which Bear Peak Funding may make borrowings under the Bear Peak Funding Facility expires on October 10, 2025, and the Bear Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by October 10, 2027.

Phoenix Peak Funding Facility
On September 25, 2024, Phoenix Peak Funding entered into a secured credit facility (the “Phoenix Peak Funding Facility”) with HSBC Bank Plc (“HSBC Plc”). Trimont Europe Limited serves as agent and security agent under the Phoenix Peak Funding Facility and Trimont Europe Limited is also appointed as servicer pursuant to a separate servicing agreement.
Advances under the Phoenix Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 1.75% per annum. Effective October 25, 2024 through December 2, 2024, Phoenix Peak Funding was obliged to pay a commitment fee of 0.78% per annum of the unused Term Facility A amount. Phoenix Peak Funding also paid HSBC Plc an arranger fee, in addition to certain other fees, each as agreed between Phoenix Peak Funding and HSBC Plc.

The committed principal amount as of March 31, 2025 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.

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
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of March 31, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $395.0 million, and (B) revolving commitments in the aggregate principal amount of $5.3 billion, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of March 31, 2025, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 12, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $90.0 million, which expire on June 9, 2027), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 12, 2029 (other than with respect to the foreign currency commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028), pursuant to an amortization schedule.
Borrowings under the Revolving Credit Facility with respect to foreign currency commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1.0% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company pays an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments (other than with respect to the foreign currency commitments of certain lenders in the amount of $90.0 million, for which the Company pays an unused fee of 0.375%). The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: 2026 Notes, May 2027 Notes, October 2027 Notes, March 2031 Notes, and March 2033 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
2026 Notes
On August 17, 2021, the Company entered into the first supplement to the 2021 Note Purchase Agreement, governing the issuance of $400.0 million in aggregate principal amount of its 3.27% Series B Senior Notes (the “2026 Notes”) to qualified institutional investors in a private placement. The 2026 Notes were issued on August 17, 2021 and will mature on August 17, 2026 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Notes will be due semiannually on February 17 and August 17. In addition, the Company is obligated to offer to repay the 2026 Notes at par if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, in the event of a Below Investment Grade Event, the 2026 Notes will bear interest at a fixed rate of 4.27% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
May 2027 Notes
On May 3, 2022, the Company entered into a Note Purchase Agreement governing the issuance of $625.0 million in aggregate principal amount 5.61% Series A Senior Notes (the “May 2027 Notes”) to qualified institutional investors in a private placement. The May 2027 Notes were issued on May 3, 2022 and will mature on May 3, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the May 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the May 2027 Notes at par if certain change in control events occur. The May 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event occurs, the May 2027 Notes will bear interest at a fixed rate of 6.61% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
October 2027 Notes
On October 11, 2022, the Company entered into a Master Note Purchase Agreement (the “October 2022 Note Purchase Agreement”) governing the issuance of $350.0 million in aggregate principal amount of its 7.49% Series D Senior Notes (the “October 2027 Notes”) to qualified institutional investors in a private placement. The October 2027 Notes were issued on October 11, 2022 for an aggregate issue price of $345.6 million, or $987.57 per $1,000 principal amount of the October 2027 Notes, and will mature on October 11, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the October 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the October 2027 Notes at par if certain change in control events occur. The October 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in the October 2022 Note Purchase Agreement) occurs, the October 2027 Notes will bear interest at a fixed rate of 8.49% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the October 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the October 2027 Notes in a qualifying hedge accounting relationship.
March 2031 Notes
On March 25, 2025, the Company entered into a Master Note Purchase Agreement (with respect to the March 2031 Notes, the “March 2031 Note Purchase Agreement”) governing the issuance of $500.0 million in aggregate principal amount of its 5.54% Series 2025A Senior Notes (the “March 2031 Notes”) to qualified institutional investors in a private placement. The March 2031 Notes were issued on March 25, 2025, and will mature on March 25, 2031 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the March 2031 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the March 2031 Notes at par if certain change in control events occur. The March 2031 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in the March 2031 Note Purchase Agreement) occurs, the March 2031 Notes will bear interest at a fixed rate of 6.54% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the March 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the March 2031 Notes in a qualifying hedge accounting relationship.
March 2033 Notes
On March 25, 2025, the Company entered into a Master Note Purchase Agreement (with respect to the March 2033 Notes, the “March 2033 Note Purchase Agreement”) governing the issuance of $500.0 million in aggregate principal amount of its 5.79% Series 2025A Senior Notes (the “March 2033 Notes”) to qualified institutional investors in a private placement. The March 2033 Notes were issued on March 25, 2025, and will mature on March 25, 2033 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the March 2033 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the March 2033 Notes at par if certain change in control events occur. The March 2033 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in the March 2033 Note Purchase Agreement) occurs, the March 2033 Notes will bear interest at a fixed rate of 6.79% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the March 2033 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the March 2033 Notes in a qualifying hedge accounting relationship.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Unsecured Notes
The Company issued unsecured notes, as further described below: December 2026 Notes, November 2026 Eurobonds, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes, November 2028 Notes, January 2031 Notes, July 2029 Notes, September 2027 Notes, April 2030 Notes, November 2029 Notes, November 2034 Notes and January 2032 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee (as defined below) if the Company is no longer subject to the reporting requirements under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).
In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
The January 2025 Notes matured on January 15, 2025, and were paid off consistent with the terms of the January 2025 Notes Indenture.
In connection with the January 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the January 2025 Notes in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting of the January 2025 Notes matured on January 15, 2025.
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
The March 2025 Notes matured on March 24, 2025, and were paid off consistent with the terms of the March 2025 Notes Indenture.
In connection with the March 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the March 2025 Notes in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting of the March 2025 Notes matured on March 24, 2025.
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
On November 17, 2022, the Company issued $200.0 million aggregate principal amount of 7.050% notes due 2025 (“September 2025 Notes Upsize”) under the Company's Base Indenture and September 2025 Notes Indenture. The September 2025 Notes Upsize were issued as “Additional Notes” under the September 2025 Notes Indenture and have identical terms to the Company's $600.0 million September 2025 Notes that were issued on September 27, 2022, other than the issue date and the issue price. The September 2025 Notes Upsize will be treated as a single class of notes with the September 2025 Notes for all purposes under the September 2025 Notes Indenture.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The November 2034 Notes will mature on November 22, 2034 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2034 Notes Indenture. The November 2034 Notes bear interest at a rate of 6.000% per year payable semi-annually on May 22 and November 22 of each year, commencing on May 22, 2025. The November 2034 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2034 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the November 2034 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2034 Notes in a qualifying hedge accounting relationship.
January 2032 Notes
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

		March 31, 2025
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

		March 31, 2025
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

		March 31, 2025
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
The Company retained all of the Subordinated Notes issued in the MML 2021-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2021-1 Issuer of the initial closing date portfolio. The Debt is scheduled to mature on January 15, 2035; however, the Debt may be redeemed by the Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after December 15, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuer. The Class A Notes, the Class A Loans, Class B Notes and Class C Notes are secured obligations of the Issuer, the Subordinated Notes are the unsecured obligations of the Issuer, and the indenture governing the Notes and the credit agreement governing the Class A Loans, each include customary covenants and events of default.
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

		March 31, 2025
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
The Company retained all of the Subordinated Notes issued in the MML 2022-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-1 Issuer of the initial closing date portfolio. The MML 2022-1 Notes are scheduled to mature on April 20, 2035; however, the MML 2022-1 Notes may be redeemed by the MML 2022-1 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after April 20, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the MML 2022-1 Issuers. The Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes are secured obligations of the MML 2022-1 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-1 Issuer, and the indenture governing the MML 2022-1 Notes includes customary covenants and events of default.
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

		March 31, 2025
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
The Company retained all of the Class C Notes, the Class D Notes, the Class E Notes and the Subordinated Notes issued in the 2022-1 BSL Debt Securitization. The 2022-1 BSL Notes are scheduled to mature on July 20, 2035; however, the 2022-1 BSL Notes may be redeemed by the 2022-1 BSL Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after, in the case of any Class of Notes other than the Class A-1 Notes, July 20, 2024, and in the case of the Class A-1 Notes, July 20, 2035. The Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2022-1 BSL Issuer and the 2022-1 BSL Co-Issuer, the Class E Notes are the secured obligations of the 2022-1 BSL Issuer, the Subordinated Notes are the unsecured obligations of the 2022-1 BSL Issuer, and the indenture governing the 2022-1 BSL Notes includes customary covenants and events of default.
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

		March 31, 2025
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
The Company retained all of the Class C Notes and the Subordinated Notes issued in the MML 2022-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-2 Issuer of the initial closing date portfolio. The MML 2022-2 Notes is scheduled to mature on July 18, 2034; however, the MML 2022-2 Notes may be redeemed by the MML 2022-2 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after August 12, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers. The Class A-L Loans, Class B-1 Notes, Class B-2 Notes and Class C Notes are secured obligations of the MML 2022-2 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-2 Issuer, and the indenture governing the MML 2022-2 Notes includes customary covenants and events of default.
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

		March 31, 2025
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
The Company (through its wholly-owned and consolidated subsidiary, 2023-1 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2023-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2023-1 Issuer of the initial closing date portfolio. The 2023-1 Notes are scheduled to mature on January 20, 2036; however, the 2023-1 Notes may be redeemed by the 2023-1 Issuer, at the direction of the Company as holder of the Subordinated Notes (through 2023-1 Depositor), on any business day after December 13, 2025. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2023-1 Issuer. The Class A Notes, Class B Notes and Class C Notes are secured obligations of the 2023-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2023-1 Issuer, and the indenture governing the 2023-1 Notes includes customary covenants and events of default.
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

		March 31, 2025
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
(1)The Company (through its wholly-owned and consolidated subsidiary, 2024-1 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization which are eliminated in consolidation.
(2)Upon a conversion of the Class A-L Loans in accordance with this Indenture and the Class A-L Loan Agreement, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $220.0 million and the Aggregate Outstanding Amount of the Class A-L Loans reduced by a corresponding amount.
The Company (through its wholly-owned and consolidated subsidiary, 2024-1 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2024-1 Issuer of the initial closing date portfolio. The 2024-1 Notes are scheduled to mature on April 20, 2036; however, the 2024-1 Notes may be redeemed by the 2024-1 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2024-1 Depositor), on any business day after March 13, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2024-1 Issuer. The Class A Notes, Class B Notes and Class C Notes are secured obligations of the 2024-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2024-1 Issuer, and the indenture governing the 2024-1 Notes includes customary covenants and events of default.
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

		March 31, 2025
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
(1)The Company (through its wholly-owned and consolidated subsidiary, 2024-2 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-2 Debt Securitization which are eliminated in consolidation.
(2)Upon a conversion of the Class A-L1 Loans in accordance with this Indenture and the Class A-L1 Loan Agreement, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $145.0 million and the Aggregate Outstanding Amount of the Class A-L1 Loans reduced by a corresponding amount.
(3)Class A-L2 Loans may not be converted into Class A Notes at any time. For the avoidance of doubt, the Class A Notes shall not be exchangeable or convertible into Class A-L2 Loans at any time.
(4)Upon a conversion of the Class A-L3 Loans in accordance with this Indenture and the Class A-L3 Loan Agreement, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $20.0 million and the Aggregate Outstanding Amount of the Class A-L3 Loans reduced by a corresponding amount.
The Company (through its wholly-owned and consolidated subsidiary, 2024-2 Depositor) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2024-2 Issuer of the initial closing date portfolio. The 2024-2 Notes are scheduled to mature on January 20, 2037; however, the 2024-2 Notes may be redeemed by the 2024-2 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2024-2 Depositor), on any business day after December 11, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2024-2 Issuer. The Class A Notes, Class A-L1 Loans, Class A-L2 Loans, Class A-L3 Loans, Class B Notes and Class C Notes are secured obligations of the 2024-2 Issuer, the Subordinated Notes are the unsecured obligations of the 2024-2 Issuer, and the indenture governing the 2024-2 Notes includes customary covenants and events of default.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2025-1 CLO Debt Securitization
On March 21, 2025, the Company completed a $1.3 billion term debt securitization (the “2025-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2025-1 Debt Securitization (collectively, the “2025-1 Notes”) were issued by BCRED CLO 2025-1 LLC (the “2025-1 Issuer”), an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the 2025-1 Debt Securitization:

		March 31, 2025
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$715,000	SOFR + 1.38%	Aaa
Class B Notes	Senior Secured Floating Rate	78,000	SOFR + 1.70%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	91,000	SOFR + 2.00%	A2
Total Secured Notes		884,000
Subordinated Notes (1)	Subordinated	413,000	None	Not Rated
Total 2025-1 Notes		$1,297,000
(1)The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Depositor) retained all of the Subordinated Notes issued in the 2025-1 Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Depositor) retained all of the Subordinated Notes issued in the 2025-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2025-1 Issuer of the initial closing date portfolio. The 2025-1 Notes are scheduled to mature on April 20, 2037; however, the 2025-1 Notes may be redeemed by the 2025-1 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2025-1 Depositor), on any business day after April 20, 2027. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2025-1 Issuer. The Class A Notes, Class B Notes and Class C Notes are secured obligations of the 2025-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2025-1 Issuer, and the indenture governing the 2025-1 Notes includes customary covenants and events of default.
The 2025-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2025-1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2025-1 Lender Finance
On March 26, 2025, the Company entered into a $915.0 million secured term loan credit facility (the “2025-1 Lender Finance Facility”). BCRED Lender Finance 2025-1 LLC (the “2025-1 Lender Finance”) an indirectly wholly-owned subsidiary of the Company, is the borrower under the 2025-1 Lender Finance Facility and is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The loans incurred under the 2025-1 Lender Finance Facility (collectively, the “2025-1 Loans”) are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the loans incurred in the 2025-1 Lender Finance Facility:

		March 31, 2025
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$802,500	SOFR + 1.47%	Aaa
Class B Term Loans	Senior Secured Floating Rate	87,500	SOFR + 1.77%	Aa2
Class C Term Loans (1)	Secured Deferrable Floating Rate	25,000	SOFR + 2.00%	A2
Total Term Loans		$915,000
(1)The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Lender Finance Depositor) retained all of the Class C Terms Loans incurred in the 2025-1 Lender Finance Facility which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2025-1 Lender Finance Facility in part in exchange for the Company’s sale and contribution to 2025-1 Lender Finance of the initial closing date portfolio. The funding date for the 2025-1 Loans was March 31, 2025. The 2025-1 Loans are scheduled to mature on April 20, 2037; however the 2025-1 Loans may be prepaid by 2025-1 Lender Finance, at the direction of the Company, on any business day after March 31, 2027. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to 2025-1 Lender Finance. The Class A Term Loans, Class B Term Loans and Class C Term Loans are secured obligations of 2025-1 1 Lender Finance, and the loan and security governing the 2025-1 Loans includes customary covenants and events of default.
The Company serves as collateral manager to 2025-1 1 Lender Finance under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following presents the assets and liabilities of the 2021-1 BSL Issuer, 2021-2 Issuer, MML 2021-1 Issuer, MML 2022-1 Issuer, 2022-1 BSL Issuer, MML 2022-2 Issuer, 2023-1 Issuer, 2024-1 Issuer, 2024-2 Issuer, 2025-1 Issuer and 2025-1 Lender Finance Facility (collectively referred to as, the “CLO Issuers”), after giving effect to the elimination of intercompany balances. The assets of the CLO Issuers are restricted to be used to settle the obligations of the CLO Issuers. The liabilities of the CLO Issuers are only the obligations of the CLO Issuers and the creditors (or beneficial interest holders) do not have recourse to the Company.

	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$8,539,552	$5,866,717
Total investments at fair value	8,539,552	5,866,717
Cash and cash equivalents (restricted cash of $493,603 and $304,999, respectively)	493,603	304,999
Interest receivable from non-controlled/non-affiliated investments	55,542	44,670
Total assets	$9,088,697	$6,216,386
LIABILITIES
Debt (net of unamortized debt issuance costs of $25,948 and $20,261, respectively)	$5,940,351	$4,172,039
Interest payable	54,107	51,890
Total liabilities	$5,994,458	$4,223,929
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
As of March 31, 2025, and December 31, 2024, respectively, the Company had $401.3 million and $420.8 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 5.15% and 5.18% per annum as of March 31, 2025, and December 31, 2024, respectively.
Certain of the Company's investments serve as collateral for the Company’s obligations under the Repurchase Agreements and the carrying value of pledged investments were $534.2 million and $575.3 million as of March 31, 2025, and December 31, 2024, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,224,333	$1,224,333	$—	$425,667	$354,345
Castle Peak Funding Facility (3)	1,900,000	1,259,016	1,259,016	—	640,984	587,121
Summit Peak Funding Facility (3)	1,375,000	957,248	957,248	—	417,752	417,752
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	500,300	500,300	—	99,700	99,700
Granite Peak Funding Facility	500,000	—	—	—	500,000	500,000
Middle Peak Funding Facility	1,000,000	770,000	770,000	—	230,000	230,000
Bison Peak Funding Facility	1,500,000	1,297,200	1,297,200	—	202,800	202,800
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	61,437
Windom Peak Funding Facility (3)	2,150,000	1,109,458	1,109,458	—	1,040,542	1,040,542
Monarch Peak Funding Facility	1,500,000	805,000	805,000	—	695,000	451,777
Meridian Peak Funding Facility	50,000	36,000	36,000	—	14,000	14,000
Haydon Peak Funding Facility	250,000	187,000	187,000	—	63,000	63,000
Bear Peak Funding Facility (3)	540,650	171,444	171,444	—	369,206	297,580
Phoenix Peak Funding Facility (3)	205,811	205,811	205,811	—	—	—
Revolving Credit Facility (4)	5,650,000	1,677,196	1,677,196	—	3,972,804	3,972,804
2026 Notes	400,000	400,000	399,092	908	—	—
May 2027 Notes (5)	625,000	625,000	612,749	1,156	—	—
October 2027 Notes (5)	350,000	350,000	346,517	3,486	—	—
March 2031 Notes (5)	500,000	500,000	492,460	11,785	—	—
March 2033 Notes (5)	500,000	500,000	490,532	14,234	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,213,110	8,216	—	—
November 2026 Eurobonds	540,650	540,650	538,048	2,602	—	—
March 2027 Notes	1,000,000	1,000,000	994,695	5,305	—	—
January 2029 Notes	650,000	650,000	643,256	6,744	—	—
April 2026 UK Bonds (5)	322,937	322,937	315,431	911	—	—
September 2025 Notes (5)	800,000	800,000	797,322	2,126	—	—
November 2028 Notes (5)	650,000	650,000	657,729	1,969	—	—
January 2031 Notes (5)	500,000	500,000	489,026	12,234	—	—
July 2029 Notes (5)	500,000	500,000	500,662	9,700	—	—
September 2027 Notes (5)	400,000	400,000	389,927	5,488	—	—
April 2030 Notes (5)	400,000	400,000	382,757	8,588	—	—
November 2029 Notes (5)	400,000	400,000	396,213	8,329	—	—
November 2034 Notes (5)	800,000	800,000	782,484	23,235	—	—
January 2032 Notes (5)	1,000,000	1,000,000	1,000,956	24,412	—	—
2021-1 BSL Notes	663,000	663,000	662,192	808	—	—
2021-2 Notes	505,800	505,800	504,548	1,252	—	—
MML 2021-1 Debt	690,000	690,000	686,560	3,440	—	—
MML 2022-1 Debt	759,000	759,000	754,573	4,427	—	—
2022-1 BSL Debt	420,000	420,000	418,693	1,307	—	—
MML 2022-2 Debt	300,500	300,500	298,337	2,163	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
2023-1 Notes	$305,000	$305,000	$303,246	$1,754	$—	$—
2024-1 Notes	244,000	244,000	242,373	1,627	—	—
2024-2 Notes	305,000	305,000	301,989	3,011	—	—
2025-1 Notes	884,000	884,000	880,586	3,414	—	—
2025-1 Lender Finance	890,000	890,000	887,254	2,746	—	—
Short-Term Borrowings	401,321	401,321	401,321	—	—	—
Total	$39,077,669	$30,094,104	$29,922,534	$177,377	$8,983,565	$8,480,058
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 94.1 million
•EUR 69.0 million
•GBP 74.6 million
Under the Castle Peak Funding Facility, as of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 78.9 million
•EUR 46.4 million
•GBP 64.4 million
Under the Summit Peak Funding Facility, as of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 64.7 million
•EUR 26.9 million
•GBP 99.7 million
Under the Windom Peak Funding Facility, as of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•GBP 115.9 million
Under the Bear Peak Funding Facility, as of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 110.8 million
•GBP 40.0 million
Under the Phoenix Peak Funding Facility, as of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 44.5 million
•EUR 14.1 million
•GBP 956.3 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,000,298	$1,000,298	$—	$649,702	$559,732
Castle Peak Funding Facility (3)	1,900,000	1,194,401	1,194,401	—	705,599	516,131
Summit Peak Funding Facility (3)	1,375,000	952,105	952,105	—	422,895	422,895
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	480,300	480,300	—	119,700	119,700
Granite Peak Funding Facility	500,000	493,554	493,554	—	6,446	6,446
Middle Peak Funding Facility	1,000,000	750,000	750,000	—	250,000	250,000
Bison Peak Funding Facility	1,500,000	1,203,200	1,203,200	—	296,800	296,800
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	65,207
Windom Peak Funding Facility (3)	2,150,000	1,029,841	1,029,841	—	1,120,159	1,120,159
Monarch Peak Funding Facility	1,500,000	750,000	750,000	—	750,000	534,195
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	250,000	250,000	—	—	—
Bear Peak Funding Facility (3)	517,925	164,816	164,816	—	353,109	289,286
Phoenix Peak Funding Facility (3)	197,736	197,736	197,736	—	—	—
Revolving Credit Facility (4)	5,650,000	4,639,587	4,639,587	—	1,010,413	1,010,368
2026 Notes	400,000	400,000	398,930	1,070	—	—
May 2027 Notes (5)	625,000	625,000	606,940	1,293	—	—
October 2027 Notes (5)	350,000	350,000	343,257	3,826	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,200,860	9,414	—	—
November 2026 Eurobonds	517,925	517,925	514,940	2,984	—	—
March 2027 Notes	1,000,000	1,000,000	994,032	5,968	—	—
January 2025 Notes (5)	500,000	500,000	499,806	65	—	—
January 2029 Notes	650,000	650,000	642,805	7,195	—	—
March 2025 Notes (5)	900,000	900,000	895,447	658	—	—
April 2026 UK Bonds (5)	312,975	312,975	303,118	1,128	—	—
September 2025 Notes (5)	800,000	800,000	796,012	3,183	—	—
November 2028 Notes (5)	500,000	500,000	491,884	9,315	—	—
January 2031 Notes (5)	500,000	500,000	478,572	12,752	—	—
July 2029 Notes (5)	500,000	500,000	492,483	10,248	—	—
September 2027 Notes (5)	400,000	400,000	385,192	5,989	—	—
April 2030 Notes (5)	400,000	400,000	374,785	8,969	—	—
November 2029 Notes (5)	400,000	400,000	389,112	8,737	—	—
November 2034 Notes (5)	800,000	800,000	761,812	23,750	—	—
2021-1 BSL Notes	663,000	663,000	662,170	830	—	—
2021-2 Notes	505,800	505,800	504,516	1,284	—	—
MML 2021-1 Debt	690,000	690,000	686,473	3,527	—	—
MML 2022-1 Debt	759,000	759,000	754,464	4,536	—	—
2022-1 BSL Debt	420,000	420,000	418,661	1,339	—	—
MML 2022-2 Debt	300,500	300,500	298,280	2,220	—	—
2023-1 Notes	305,000	305,000	303,206	1,794	—	—
2024-1 Notes	244,000	244,000	242,337	1,663	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
2024-2 Notes	$305,000	$305,000	$301,927	$3,073	$—	$—
Short-Term Borrowings	420,829	420,829	420,829	—	—	—
Total	$36,809,690	$30,708,757	$30,452,578	$136,810	$6,100,933	$5,482,119
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
•CAD 94.1 million
•EUR 69.0 million
•GBP 74.6 million
Under the Castle Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•CAD 78.9 million
•EUR 46.4 million
•GBP 64.4 million
Under the Summit Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•CAD 64.7 million
•EUR 26.9 million
•GBP 99.7 million
Under the Windom Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•GBP 115.9 million
Under the Bear Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•EUR 110.8 million
•GBP 40.0 million
Under the Phoenix Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•CAD 816.0 million
•EUR 850.0 million
•GBP 1,108.3 million
•CHF 52.9 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
As of March 31, 2025 and December 31, 2024, $383.2 million and $391.2 million, respectively, of interest expense and $8.2 million and $6.8 million, respectively, of unused commitment fees were included in Interest payable in the Company’s Condensed Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2025 and 2024, the weighted average interest rate on all borrowings outstanding (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting) was 6.10% and 7.28%, respectively. For the three months ended March 31, 2025 and 2024, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 6.20% and 7.44%, respectively.
For the three months ended March 31, 2025 and 2024, the average principal debt outstanding was $30,920.0 million and $23,943.3 million, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$456,004	$411,547
Facility unused fees	7,630	21,406
Amortization of deferred financing costs	8,498	8,585
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	9,420	7,829
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(127,092)	39,877
Hedged items	125,175	(39,182)
Total interest expense	$479,635	$450,062
Cash paid for interest expense	$589,353	$491,504

Note 8. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $10.2 billion and $10.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2025 and December 31, 2024, the Company estimates that $887.6 million and $130.2 million, respectively, of investments and backstop arrangements that were committed but not yet funded.
As of March 31, 2025 and December 31, 2024, $524.1 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares for the three months ended March 31, 2025:

	For the three months ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	95,735,039	$2,431,752
Share transfers between classes	1,701,230	43,221
Distributions reinvested	12,920,658	328,177
Share repurchases	(18,329,167)	(462,810)
Early repurchase deduction	—	215
Net increase (decrease)	92,027,760	2,340,555
CLASS S
Subscriptions	32,814,868	833,417
Share transfers between classes	(1,612,496)	(40,966)
Distributions reinvested	6,268,532	159,217
Share repurchases	(4,620,790)	(116,675)
Early repurchase deduction	—	102
Net increase (decrease)	32,850,114	835,095
CLASS D
Subscriptions	2,391,184	60,771
Share transfers between classes	(88,734)	(2,255)
Distributions reinvested	123,469	3,136
Share repurchases	(63,255)	(1,597)
Early repurchase deduction	—	5
Net increase (decrease)	2,362,664	60,060
Total net increase (decrease)	127,240,538	$3,235,710

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Shares	Amount
CLASS I
Subscriptions	68,153,130	$1,731,701
Share transfers between classes	1,600,802	41,217
Distributions reinvested	9,494,888	241,268
Share repurchases	(17,602,001)	(449,028)
Early repurchase deduction	—	81
Net increase (decrease)	61,646,819	1,565,239
CLASS S
Subscriptions	31,368,155	797,084
Share transfers between classes	(1,615,042)	(41,557)
Distributions reinvested	4,530,035	115,110
Share repurchases	(4,060,246)	(103,576)
Early repurchase deduction	—	40
Net increase (decrease)	30,222,902	767,101
CLASS D
Subscriptions	1,031,771	26,207
Share transfers between classes	14,240	340
Distributions reinvested	62,688	1,593
Share repurchases	(199,840)	(5,098)
Early repurchase deduction	—	2
Net increase (decrease)	908,859	23,044
Total net increase (decrease)	92,778,580	$2,355,384

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the three months ended March 31, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.42	$25.42	$25.42
February 28, 2025	$25.36	$25.36	$25.36
March 31, 2025	$25.25	$25.25	$25.25

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the three months ended March 31, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	$25.43	$25.43	$25.43
March 31, 2024	$25.51	$25.51	$25.51
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable for the three months ended March 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
			$0.6600	$713,781

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
			$0.6060	$315,435

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
			$0.6441	$15,847

The following tables present distributions that were declared and payable for the three months ended March 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
			$0.6600	$520,413

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
Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Advisers, which is subject to recoupment.
Through March 31, 2025, a portion of the Company’s distributions resulted from expense support from the Sub-Adviser, and future distributions may result from expense support from the Sub-Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods or the Sub-Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares for the three months ended March 31, 2025:

	For the three months ended March 31, 2025
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6600	$713,781	$0.6060	$315,435	$0.6441	$15,847
Net realized gains	—	—	—	—	—	—
Total	$0.6600	$713,781	$0.6060	$315,435	$0.6441	$15,847
The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its
Common Shares for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6600	$520,413	$0.6060	$240,186	$0.6441	$10,542
Net realized gains	—	—	—	—	—	—
Total	$0.6600	$520,413	$0.6060	$240,186	$0.6441	$10,542
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Share Repurchases
For the three months ended March 31, 2025 and 2024, approximately 23,024,370 and 21,862,087 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the three months ended March 31, 2025:

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
March 3, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the three months ended March 31, 2024:

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2025:

	For the three months ended March 31, 2025
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.42	$25.42	$25.42
Net investment income	0.65	0.60	0.63
Net change in unrealized and realized gain (loss)	(0.16)	(0.16)	(0.16)
Net increase (decrease) in net assets resulting from operations	0.49	0.44	0.47
Distributions from net investment income (2)	(0.66)	(0.61)	(0.64)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(0.66)	(0.61)	(0.64)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.17)	(0.17)	(0.17)
Net asset value, end of period	$25.25	$25.25	$25.25
Shares outstanding, end of period	1,101,546,131	528,986,958	25,281,770
Total return based on NAV (4)	1.9%	1.7%	1.9%
Ratios:
Ratio of net expenses to average net assets (5)	7.6%	8.4%	7.8%
Ratio of net investment income to average net assets (5)	10.5%	9.6%	10.2%
Portfolio turnover rate	6.2%	6.2%	6.2%
Supplemental Data:
Net assets, end of period	$27,811,579	$13,355,820	$638,320
Asset coverage ratio	238.9%	238.9%	238.9%
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
(5)Amounts are annualized except for amounts relating to excise tax expense. For the three months ended March 31, 2025, the ratio of total operating expenses to average net assets was 7.6%, 8.4%, and 7.8% on Class I, Class S and Class D, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.39	$25.39	$25.39
Net investment income	0.73	0.68	0.71
Net change in unrealized and realized gain (loss)	0.05	0.05	0.05
Net increase (decrease) in net assets resulting from operations	0.78	0.73	0.76
Distributions from net investment income (2)	(0.66)	(0.61)	(0.64)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(0.66)	(0.61)	(0.64)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.12	0.12	0.12
Net asset value, end of period	$25.51	$25.51	$25.51
Shares outstanding, end of period	796,226,759	404,087,160	16,361,531
Total return based on NAV (4)	3.1%	2.9%	3.0%
Ratios:
Ratio of net expenses to average net assets (5)	9.0%	9.8%	9.2%
Ratio of net investment income to average net assets (5)	11.6%	10.8%	11.4%
Portfolio turnover rate	2.6%	2.6%	2.6%
Supplemental Data:
Net assets, end of period	$20,311,966	$10,308,375	$417,387
Asset coverage ratio	228.7%	228.7%	228.7%
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
(5)Amounts are annualized except for amounts relating to excise tax expense. For the three months ended March 31, 2024, the ratio of total operating expenses to average net assets was 9.0%, 9.8% and 9.2%, on Class I, Class S and Class D, respectively.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
March 31, 2025	$1,224,333	$2,389	—	N/A
December 31, 2024	1,000,298	2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A
Castle Peak Funding Facility
March 31, 2025	1,259,016	2,389	—	N/A
December 31, 2024	1,194,401	2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Maroon Peak Funding Facility
March 31, 2025	$—	$—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
March 31, 2025	957,248	2,389	—	N/A
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
March 31, 2025	562,800	2,389	—	N/A
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
March 31, 2025	500,300	2,389	—	N/A
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
March 31, 2025	0	2,389	—	N/A
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
March 31, 2025	770,000	2,389	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
March 31, 2025	1,297,200	2,389	—	N/A
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Blanca Peak Funding Facility
March 31, 2025	$1,375,090	$2,389	—	N/A
December 31, 2024	1,375,090	2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
March 31, 2025	1,109,458	2,389	—	N/A
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
March 31, 2025	805,000	2,389	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL WH
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Meridian Peak Funding Facility
March 31, 2025	36,000	2,389	—	N/A
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Haydon Peak Funding Facility
March 31, 2025	$187,000	$2,389	—	N/A
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
March 31, 2025	171,444	2,389	—	N/A
December 31, 2024	164,816	2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
March 31, 2025	205,811	2,389	—	N/A
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
March 31, 2025	1,677,196	2,389	—	N/A
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
2026 Notes
March 31, 2025	400,000	2,389	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
March 31, 2025	625,000	2,389	—	N/A
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
October 2027 Notes
March 31, 2025	$350,000	$2,389	—	N/A
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 Notes
March 31, 2025	500,000	2,389	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2033 Notes
March 31, 2025	500,000	2,389	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2024 Notes
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
March 31, 2025	1,250,000	2,389	—	N/A
December 31, 2024	1,250,000	2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
March 31, 2025	540,650	2,389	—	N/A
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2027 Notes
March 31, 2025	$1,000,000	$2,389	—	N/A
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
March 31, 2025	—	—	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
January 2029 Notes
March 31, 2025	650,000	2,389	—	N/A
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
March 31, 2025	—	—	—	N/A
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
March 31, 2025	322,937	2,389	—	N/A
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2025 Notes
March 31, 2025	800,000	2,389	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
November 2028 Notes
March 31, 2025	650,000	2,389	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
January 2031 Notes
March 31, 2025	$500,000	$2,389	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2029 Notes
March 31, 2025	500,000	2,389	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
March 31, 2025	400,000	2,389	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
March 31, 2025	400,000	2,389	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
March 31, 2025	400,000	2,389	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2034 Notes
March 31, 2025	800,000	2,389	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Notes
March 31, 2025	1,000,000	2,389	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2021-1 BSL Notes
March 31, 2025	$663,000	$2,389	—	N/A
December 31, 2024	663,000	2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
March 31, 2025	505,800	2,389	—	N/A
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
March 31, 2025	690,000	2,389	—	N/A
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
March 31, 2025	759,000	2,389	—	N/A
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
March 31, 2025	420,000	2,389	—	N/A
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
March 31, 2025	300,500	2,389	—	N/A
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
March 31, 2025	305,000	2,389	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2024-1 Notes
March 31, 2025	$244,000	$2,389	—	N/A
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-2 Notes
March 31, 2025	305,000	2,389	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Notes
March 31, 2025	884,000	2,389	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Lender Finance Notes
March 31, 2025	890,000	2,389	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Short-Term Borrowings
March 31, 2025	401,321	2,389	—	N/A
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
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
As of March 31, 2025 and December 31, 2024, the aggregate principal amount of indebtedness outstanding was $30.1 billion and $30.7 billion, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Joint Ventures
BCRED Emerald JV
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited partnership, was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), commenced operations on January 19, 2022 and operates under a limited partnership agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans.
On January 19, 2022, the Company and the Emerald JV Partner initially committed to contribute up to $1,500.0 million and $500.0 million of capital, respectively, to the Emerald JV. On September 26, 2022, the Company and the Emerald JV Partner agreed to increase their capital commitments to the Emerald JV to $2,250.0 million and $750.0 million, respectively.
As of March 31, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $1,815.0 million and the Emerald JV Partner had made capital contributions (net of returns of capital) of $605.0 million. As of March 31, 2025 and December 31, 2024, $435.0 million of capital remained uncalled from the Company and $145.0 million of capital remained uncalled from the Emerald JV Partner. The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV.
As of March 31, 2025 and December 31, 2024, the Company and the Emerald JV Partner’s equity ownership interests in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s general partner, which is jointly controlled by the Company and the Emerald JV Partner. For the three months ended March 31, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million.
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV's investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Emerald JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV cannot be transferred without the consent of the Emerald JV partner. On January 9, 2025, the Emerald JV’s general partner approved the extension of the Emerald JV to July 18, 2025.
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
The Company's investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024.

The following table presents the consolidated schedule of investments of the Emerald JV as of March 31, 2025:

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	8.82%	1/19/2022	5/25/2028	$9,693	$9,474	$5,878	0.25%
Novaria Holdings LLC	(8)	SOFR +	3.50%	7.82%	2/5/2025	6/6/2031	1,130	1,130	1,130	0.05
Peraton Corp.	(10)	SOFR +	3.75%	8.17%	8/4/2022	2/1/2028	20,183	20,146	18,009	0.78
Sanders Industries Holdings Inc	(8)	SOFR +	2.75%	7.03%	3/10/2025	2/26/2032	20,231	20,150	19,986	0.86
Sanders Industries Holdings Inc	(7)(8)	SOFR +	2.75%	7.03%	3/12/2025	2/26/2032	862	854	839	0.04
Signia Aerospace LLC	(7)(9)	SOFR +	3.00%	7.32%	11/22/2024	12/11/2031	15,171	15,216	15,110	0.65
TransDigm Inc	(8)	SOFR +	2.50%	6.80%	11/19/2024	1/19/2032	9,950	9,993	9,910	0.43
TransDigm Inc	(8)	SOFR +	2.75%	7.05%	12/2/2024	8/24/2028	9,950	10,005	9,958	0.43
TransDigm Inc	(8)	SOFR +	2.50%	6.80%	11/19/2024	2/28/2031	3,990	3,967	3,972	0.17
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	6.57%	1/19/2022	12/6/2030	7,898	7,864	7,800	0.34
								98,799	92,592	4.00
Air Freight & Logistics
AIT Worldwide Logistics Holdings Inc	(10)	SOFR +	4.00%	8.30%	10/30/2024	4/8/2030	24,390	24,390	24,402	1.05
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.71%	1/19/2022	12/9/2026	31,256	31,256	30,319	1.31
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.20%	1/19/2022	12/31/2028	26,315	26,031	23,420	1.01
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.07%	11/21/2024	9/15/2028	9,950	10,027	9,944	0.43
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	8.00%	12.79%	7/1/2024	12/30/2026	734	724	734	0.03
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	9.32%	11/27/2024	5/27/2030	8,038	8,038	8,038	0.35
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	8.00%	12.32%	11/27/2024	11/27/2029	1,849	1,814	1,849	0.08
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.30%	11/8/2024	7/26/2028	3,223	3,216	3,187	0.14
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	9.06%	3/21/2025	7/26/2028	15,484	15,214	15,213	0.66
								120,710	117,106	5.06
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.54%	1/19/2022	4/20/2028	2,480	2,480	2,454	0.11
American Airlines, Inc	(8)	SOFR +	2.25%	6.57%	12/12/2024	2/15/2028	15,000	15,066	14,788	0.64
Apple Bidco LLC	(8)	SOFR +	2.50%	6.82%	6/7/2022	9/23/2031	30,732	30,767	30,585	1.32
JetBlue Airways Corp	(9)	SOFR +	4.75%	9.05%	11/7/2024	8/27/2029	4,975	4,995	4,833	0.21
								53,308	52,660	2.28

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Auto Components
Belron Finance 2019 LLC	(9)	SOFR +	2.75%	7.05%	11/25/2024	10/16/2031		$9,950	$10,060	$9,945	0.43%
Clarios Global LP	(8)	SOFR +	2.50%	6.82%	3/5/2025	5/6/2030		3,990	3,980	3,942	0.17
Clarios Global LP	(8)	SOFR +	2.75%	7.07%	1/28/2025	1/28/2032		18,482	18,413	18,236	0.79
Valvoline, Inc.	(8)	SOFR +	2.00%	6.30%	3/19/2025	3/19/2032		2,692	2,679	2,694	0.12
									35,132	34,817	1.51
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.55%	2/12/2025	3/31/2028		14,866	14,866	14,823	0.64
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.66%	1/19/2022	4/12/2028		26,347	25,418	22,296	0.96
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.42%	1/19/2022	2/26/2027		19,200	19,164	18,480	0.80
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.17%	6/6/2024	5/31/2031		13,830	13,687	12,807	0.55
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.67%	1/19/2022	5/1/2027		27,230	27,230	26,958	1.17
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.32%	10/3/2024	3/21/2031		9,950	10,048	9,795	0.42
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	12/2/2024	4/29/2029		9,949	9,896	9,334	0.40
TCP Sunbelt Acquisition Co	(8)	SOFR +	4.25%	8.57%	10/15/2024	10/24/2031		25,327	25,088	25,295	1.09
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.67%	1/19/2022	11/3/2028		7,753	7,744	7,690	0.33
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.98% (incl. 8.58% PIK)	1/19/2022	12/29/2026		10,557	10,557	8,366	0.36
									148,832	141,021	6.08
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.82%	2/27/2025	2/27/2032		71,809	71,744	71,675	3.10
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.82%	12/6/2024	8/9/2030		11,292	11,267	11,214	0.48
Citco Funding, LLC	(9)	SOFR +	2.75%	6.93%	6/13/2024	4/27/2028		7,193	7,185	7,215	0.31
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	7.07%	3/13/2025	9/15/2031		14,256	14,196	14,136	0.61
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031		8,238	8,079	8,192	0.35
Osaic Holdings Inc	(8)	SOFR +	3.50%	7.82%	11/26/2024	8/17/2028		10,578	10,610	10,513	0.45
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	11.09%	12/29/2023	4/30/2027		939	930	936	0.04
Saphilux S.à r.l.	(8)	S +	5.25%	9.71%	7/27/2023	7/18/2028	GBP	20,000	25,491	26,029	1.13
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.93%	9/26/2022	12/22/2027		90,087	89,435	90,087	3.89
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	8.19%	1/19/2022	12/1/2028		1,935	1,942	1,946	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.32%	6/5/2024	4/7/2028		18,581	18,581	18,550	0.80
									259,460	260,493	11.24

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.00%	7.31%	12/13/2024	11/1/2030	$13,144	$13,211	$13,070	0.56%
Discovery Purchaser Corp	(9)	SOFR +	3.75%	8.04%	12/2/2024	10/4/2029	9,107	9,190	9,033	0.39
Ecovyst Catalyst Technologies LLC	(8)	SOFR +	2.00%	6.29%	11/7/2024	6/12/2031	4,987	4,991	4,917	0.21
Fortis 333, Inc.	(4)(8)	SOFR +	3.50%	7.80%	2/6/2025	3/27/2032	3,500	3,491	3,483	0.15
Latham Pool Products, Inc.	(4)(7)(8)	SOFR +	3.50%	7.92%	2/25/2022	2/23/2027	3,750	3,750	3,117	0.13
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.67% PIK	4/14/2023	4/14/2029	7,355	4,670	0	0.00
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.67% PIK	4/14/2023	4/14/2029	3,585	3,558	2,735	0.12
								42,861	36,355	1.56
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.25%	8.54%	8/18/2023	8/18/2028	20,399	20,058	20,430	0.88
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	1/19/2022	5/12/2028	27,857	27,723	27,859	1.20
Anticimex, Inc.	(9)	SOFR +	3.15%	7.49%	5/25/2022	11/16/2028	14,802	14,768	14,785	0.64
Anticimex, Inc.	(9)	SOFR +	3.40%	7.74%	4/23/2024	11/16/2028	25,072	25,072	25,059	1.08
Armor Holdco, Inc.	(9)	SOFR +	3.75%	8.03%	12/13/2024	12/11/2028	7,447	7,447	7,441	0.32
Armor Holdco, Inc.	(9)	SOFR +	3.75%	8.03%	12/13/2024	12/11/2028	4,667	4,643	4,662	0.20
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.19%	1/19/2022	3/31/2028	3,468	3,468	3,456	0.15
EAB Global, Inc.	(9)	SOFR +	3.00%	7.32%	1/19/2022	8/16/2030	29,864	29,787	29,006	1.25
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.30%	6/7/2022	8/31/2028	3,880	3,802	3,540	0.15
GBT US III, LLC	(8)	SOFR +	2.50%	6.80%	2/4/2025	7/25/2031	775	775	773	0.03
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.82%	3/3/2025	3/3/2032	9,318	9,313	9,248	0.40
International SOS The Americas LP	(4)(9)	SOFR +	2.75%	7.05%	6/28/2024	9/7/2028	1,936	1,936	1,919	0.08
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	1/19/2022	12/15/2027	9,505	9,417	9,505	0.41
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	1/19/2022	12/15/2027	2,947	2,929	2,947	0.13
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	1/19/2022	11/8/2031	36,587	36,413	36,587	1.58
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.89%	9/26/2022	10/19/2028	133,254	129,218	114,598	4.95
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.05%	1/26/2024	7/25/2030	25,277	25,451	25,135	1.09
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	6.00%	10.40%	9/26/2022	6/23/2027	29,392	29,036	26,085	1.13
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.32%	11/20/2024	10/13/2030	16,958	16,915	16,905	0.73
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	6.07%	3/13/2025	8/31/2028	4,988	4,947	4,955	0.21
TMF Sapphire Bidco B.V.	(8)	SOFR +	2.75%	7.07%	1/22/2025	5/3/2028	274	273	273	0.01
TRC Cos, LLC	(8)	SOFR +	3.00%	7.32%	1/14/2025	12/8/2028	13,587	13,593	13,477	0.58
								416,984	398,645	17.20

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Construction & Engineering
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.56%	1/25/2024	1/27/2031	$23,744	$23,753	$23,555	1.02%
Centuri Group, Inc.	(9)	SOFR +	2.50%	6.94%	12/2/2024	8/27/2028	10,000	10,059	10,008	0.43
Groundworks, LLC	(7)(8)	SOFR +	3.00%	7.31%	11/7/2024	3/14/2031	25	25	22	0.00
Groundworks, LLC	(8)	SOFR +	3.00%	7.31%	11/7/2024	3/14/2031	836	838	821	0.04
Osmose Utilities Services Inc	(9)	SOFR +	3.25%	7.69%	11/7/2024	6/23/2028	16,912	16,988	16,716	0.72
Pike Electric Corp.	(8)	SOFR +	3.00%	7.44%	6/7/2022	1/21/2028	6,000	5,898	6,022	0.26
Socotec US Holding Inc	(10)	SOFR +	3.75%	8.06%	11/13/2024	6/30/2028	1,386	1,382	1,388	0.06
Tecta America Corp	(8)	SOFR +	3.00%	7.32%	2/18/2025	2/18/2032	2,479	2,473	2,464	0.11
								61,416	60,996	2.64
Construction Materials
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.08%	10/23/2024	9/20/2030	7,912	7,962	7,886	0.34
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.57%	12/13/2024	7/18/2029	4,975	5,018	4,978	0.22
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.05%	9/26/2022	9/30/2028	73,828	73,394	73,828	3.19
Berlin Packaging, LLC	(8)	SOFR +	3.50%	7.83%	12/6/2024	6/7/2031	28,713	28,856	28,648	1.24
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.50%	4/13/2022	4/13/2029	31,338	31,265	31,238	1.35
Clydesdale Acquisition Holdings, Inc.	(8)	SOFR +	3.18%	7.50%	4/13/2022	4/13/2029	68	68	68	0.00
Clydesdale Acquisition Holdings, Inc.	(8)	SOFR +	3.18%	7.50%	4/13/2022	4/13/2029	3,902	3,873	3,885	0.17
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.82%	7/31/2024	8/4/2027	18,251	18,314	18,251	0.79
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.30%	4/9/2024	9/15/2028	7,885	7,915	7,853	0.34
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.07%	7/19/2024	8/12/2028	16,850	16,924	16,838	0.73
SupplyOne, Inc.	(8)	SOFR +	3.75%	8.07%	4/19/2024	4/19/2031	18,119	18,273	18,169	0.79
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.69%	1/19/2022	3/3/2028	26,374	26,197	26,173	1.13
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	8,263	8,314	8,000	0.35
								238,411	237,929	10.30
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.06%	9/26/2022	12/11/2028	52,267	51,657	44,427	1.92
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	1/19/2022	11/2/2026	31,409	31,222	29,525	1.28
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.46% (incl. 3.25% PIK)	9/26/2022	6/23/2028	82,019	80,869	73,407	3.17
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.89%	1/19/2022	5/13/2026	30,824	30,665	30,053	1.30
								194,413	177,412	7.67

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Diversified Consumer Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.30%	1/19/2022	4/30/2030		$69,717	$69,219	$69,717	3.01%
BPPH2 Limited	(4)(8)	S +	6.50%	11.07%	2/21/2023	3/16/2028	GBP	26,000	31,025	33,585	1.45
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.89%	1/19/2022	7/20/2028		34,174	34,174	34,174	1.48
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.82%	11/22/2024	3/22/2031		16,569	16,617	16,457	0.71
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.08%	4/12/2022	7/6/2029		4,888	4,876	4,886	0.21
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	5.00%	9.42%	1/19/2022	4/30/2027		41,136	40,676	40,743	1.76
Fugue Finance LLC	(9)	SOFR +	3.25%	7.50%	12/5/2024	1/9/2032		1,458	1,458	1,458	0.06
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.82%	2/1/2024	12/21/2029		20,881	20,872	20,830	0.90
KUEHG Corp.	(9)	SOFR +	3.25%	7.55%	10/21/2024	6/12/2030		9,975	10,085	9,967	0.43
Learning Care Group US No 2 Inc	(9)	SOFR +	4.00%	8.30%	3/26/2025	8/11/2028		3,720	3,692	3,699	0.16
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.45%	3/10/2022	3/12/2029		3,880	3,858	3,867	0.17
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.79%	12/6/2024	3/21/2031		9,300	9,368	9,276	0.40
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.57%	1/19/2022	12/15/2028		22,647	22,570	22,440	0.97
University Support Services, LLC	(9)	SOFR +	2.75%	7.06%	2/10/2022	2/10/2029		23,477	23,424	23,323	1.01
									291,914	294,422	12.72
Diversified Telecommunication Services
Lumen Technologies Inc	(14)	SOFR +	6.00%	10.32%	12/18/2024	6/1/2028		10,297	10,354	10,314	0.45
Zacapa, LLC	(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029		15,769	15,862	15,772	0.68
									26,216	26,086	1.13
Electric Utilities
Cogentrix Finance Holdco I LLC	(8)	SOFR +	2.75%	7.07%	2/26/2025	2/26/2032		3,100	3,092	3,092	0.13
Tiger Acquisition, LLC	(8)	SOFR +	2.75%	7.07%	12/19/2024	6/1/2028		18,382	18,477	18,348	0.79
									21,569	21,440	0.92
Electrical Equipment
Arcline FM Holdings, LLC	(10)	SOFR +	3.50%	7.80%	3/27/2025	9/30/2028		2,446	2,440	2,438	0.11
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.76%	1/19/2022	6/21/2028		26,456	26,418	26,196	1.13
Madison IAQ, LLC	(4)(9)	SOFR +	2.50%	6.78%	3/28/2025	3/28/2032		7,887	7,808	7,822	0.34
									36,666	36,456	1.58
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.39%	1/19/2022	12/23/2026		3,161	3,144	3,050	0.13
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.40%	1/19/2022	12/23/2026		811	808	782	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.30%	1/19/2022	12/23/2026		10,504	10,448	10,136	0.44
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.30%	1/19/2022	3/2/2028		2,903	2,910	2,752	0.12
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.79%	7/1/2024	7/1/2031		3,092	3,036	3,001	0.13
									20,346	19,721	0.85

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Energy Equipment & Services
Covia Holdings, LLC	(8)	SOFR +	3.25%	7.57%	2/26/2025	2/26/2032	$2,833	$2,826	$2,828	0.12%
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.00%	7.30%	12/11/2024	3/26/2031	4,988	5,050	4,994	0.22
								7,876	7,822	0.34
Entertainment
CE Intermediate I, LLC	(8)	SOFR +	3.00%	7.30%	2/18/2025	3/25/2032	2,976	2,976	2,966	0.13
EOC Borrower, LLC	(8)	SOFR +	3.00%	7.30%	3/31/2025	3/24/2032	6,665	6,632	6,661	0.29
EP Purchaser, LLC	(9)	SOFR +	4.50%	9.06%	12/6/2024	11/6/2028	1,433	1,429	1,438	0.06
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	1/19/2022	11/6/2028	3,395	3,391	3,373	0.15
UFC Holdings, LLC	(8)	SOFR +	2.25%	6.58%	11/14/2024	11/21/2031	7,563	7,554	7,553	0.33
								21,982	21,991	0.96
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.57%	6/17/2024	6/17/2031	14,925	14,914	14,769	0.64
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.32%	11/25/2024	2/7/2031	10,762	10,864	10,748	0.46
Solera, LLC	(9)(18)	SOFR +	4.00%	8.55%	5/16/2022	6/2/2028	16,686	16,522	16,013	0.69
								42,300	41,530	1.79
Food Products
CHG PPC Parent, LLC	(4)(9)	SOFR +	3.00%	7.44%	11/7/2024	12/8/2028	15,917	15,993	15,917	0.69
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.00%	6.24%	11/7/2024	9/30/2031	17,000	16,932	16,912	0.73
Red SPV, LLC	(4)(8)	SOFR +	2.25%	6.57%	3/13/2025	3/15/2032	7,183	7,147	7,147	0.31
								40,072	39,976	1.73
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	3.75%	8.18%	4/8/2024	2/28/2029	13,908	13,976	13,908	0.60
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.07%	9/26/2022	11/1/2028	135,058	132,788	135,058	5.84
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.07%	1/19/2022	11/1/2028	2,732	2,696	2,672	0.12
CSHC Buyerco, LLC	(4)(11)	SOFR +	4.75%	9.17%	2/15/2022	9/8/2026	7,264	7,224	7,246	0.31
CSHC Buyerco, LLC	(4)(7)(10)	SOFR +	4.75%	9.17%	2/15/2022	9/8/2026	3,271	3,251	3,262	0.14
Embecta Corp	(9)	SOFR +	3.00%	7.31%	12/11/2024	3/30/2029	8,542	8,529	8,536	0.37
Natus Medical Incorporated	(9)	SOFR +	5.50%	9.92%	8/18/2022	7/20/2029	3,149	3,022	3,118	0.13
Resonetics, LLC	(10)	SOFR +	3.25%	7.55%	12/6/2024	6/18/2031	5,087	5,135	5,064	0.22
Sharp Services, LLC	(8)	SOFR +	3.25%	7.58%	10/25/2024	12/31/2028	4,975	5,015	4,969	0.21
								181,636	183,833	7.94

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.42% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$129,575	$128,795	$124,392	5.38%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.57%	1/19/2022	5/7/2027		1,696	1,687	1,696	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.78%	1/19/2022	5/7/2027		28,627	28,453	28,627	1.24
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	10.63%	1/19/2022	5/7/2026		179	176	179	0.01
Amerivet Partners Management, Inc.	(4)(11)	SOFR +	5.25%	9.72%	9/26/2022	2/25/2028		82,213	80,986	82,213	3.55
Canadian Hospital Specialties Ltd.	(4)(11)	CA +	4.50%	7.57%	12/20/2022	4/14/2028	CAD	29,242	21,318	20,016	0.87
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.90% (incl. 4.00% PIK)	1/19/2022	12/21/2028		24,194	23,984	20,746	0.90
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	7.30%	12/10/2024	9/29/2028		10,546	10,576	10,544	0.46
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.70%	1/19/2022	4/3/2028		29,551	29,392	28,073	1.21
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.53%	1/19/2022	10/4/2026		28,444	28,444	28,444	1.23
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.07%	1/19/2022	11/1/2028		24,977	24,857	24,956	1.08
Global Medical Response Inc	(11)	SOFR +	5.50%	9.79% (incl. 0.75% PIK)	12/18/2024	10/31/2028		24,939	25,118	24,966	1.08
Heartland Dental, LLC	(10)	SOFR +	4.50%	8.82%	11/7/2024	4/30/2028		14,925	14,954	14,926	0.65
ICS US Holdings, Inc.	(9)	SOFR +	4.75%	9.19%	12/20/2022	6/8/2028		35,000	33,667	27,533	1.19

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Health Care Providers & Services (continued)
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.40%	1/19/2022	10/15/2026	$25,464	$25,379	$24,254	1.05%
MED ParentCo LP	(8)	SOFR +	3.50%	7.82%	10/18/2024	4/15/2031	24,875	25,149	24,870	1.08
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.92% (incl. 4.00% PIK)	1/19/2022	7/16/2030	21,129	21,069	18,690	0.81
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	9.30%	1/19/2022	2/28/2028	1,915	1,922	1,931	0.08
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.92%	12/11/2024	3/9/2028	30,940	30,940	30,940	1.34
Radiology Partners Inc	(8)	SOFR +	3.50%	8.09% (incl. 1.50% PIK)	3/6/2025	1/31/2029	3,990	3,907	3,856	0.17
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.25%	7.57%	10/15/2024	11/19/2031	9,333	9,331	9,225	0.40
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	10.17%	1/19/2022	12/23/2028	141,522	139,818	137,134	5.93
Southern Veterinary Partners LLC	(8)	SOFR +	3.25%	7.71%	12/4/2024	10/31/2031	14,000	14,127	13,978	0.60
WHCG Purchaser III Inc	(4)(10)	SOFR +	6.50%	10.83% (incl. 5.40% PIK)	8/2/2024	6/30/2029	2,835	2,835	2,835	0.12
WHCG Purchaser III Inc	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	2,267	892	907	0.04
								727,776	705,931	30.54

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.00%	7.32%	3/13/2025	2/15/2029	$5,000	$4,955	$4,950	0.21%
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.06%	11/25/2024	5/1/2031	44,769	44,856	43,861	1.90
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.40%	12/18/2024	10/1/2027	49,831	47,972	46,873	2.03
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.17%	9/26/2022	10/29/2028	43,782	43,393	43,782	1.89
Project Ruby Ultimate Parent Corp	(8)	SOFR +	3.00%	7.44%	11/20/2024	3/10/2028	320	320	319	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.57%	12/30/2024	10/22/2029	3,628	3,628	3,619	0.16
								145,124	143,404	6.20
Hotels, Restaurants & Leisure
Alterra Mountain Co	(4)(8)	SOFR +	2.75%	7.07%	11/7/2024	8/17/2028	6,825	6,825	6,825	0.30
Emerald X, Inc.	(8)	SOFR +	3.75%	8.07%	1/30/2025	1/30/2032	257	257	257	0.01
Flynn Restaurant Group LP	(8)	SOFR +	3.75%	8.07%	3/11/2025	1/28/2032	12,646	12,506	12,419	0.54
IRB Holding Corp.	(10)	SOFR +	2.50%	6.82%	12/11/2024	12/15/2027	14,963	15,024	14,886	0.64
Life Time, Inc.	(8)	SOFR +	2.50%	6.80%	10/15/2024	11/5/2031	19,950	20,061	19,928	0.86
Motion Finco LLC	(8)	SOFR +	3.50%	7.80%	3/13/2025	11/12/2029	4,988	4,912	4,804	0.21
New Red Finance, Inc.	(8)	SOFR +	1.75%	6.07%	3/13/2025	9/12/2030	4,987	4,933	4,949	0.21
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.30%	6/11/2024	4/4/2029	14,895	14,882	14,827	0.64
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.82%	11/13/2024	1/31/2031	4,975	5,014	4,980	0.22
Whatabrands, LLC	(9)	SOFR +	2.50%	6.82%	12/11/2024	8/3/2028	29,087	29,127	28,997	1.25
								113,541	112,872	4.88
Household Durables
ACProducts Holdings Inc	(9)	SOFR +	4.25%	8.81%	5/20/2024	5/17/2028	2,293	2,006	1,520	0.07
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.31%	12/5/2024	7/31/2028	32,433	32,444	32,176	1.39
Madison Safety & Flow LLC	(8)	SOFR +	2.75%	7.07%	9/26/2024	9/26/2031	10,098	10,098	10,094	0.44
								44,548	43,790	1.90
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	6.07%	12/12/2024	1/31/2031	2,894	2,890	2,886	0.12

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	8.34%	6/7/2022	5/19/2028	$3,880	$3,799	$3,887	0.17%
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	9.57%	9/26/2022	10/2/2028	43,673	43,159	43,673	1.89
Alliant Holdings Intermediate LLC	(8)	SOFR +	2.75%	7.07%	9/12/2024	9/19/2031	2,391	2,391	2,379	0.10
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.57%	11/7/2024	1/30/2032	11,326	11,276	11,249	0.49
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82%	2/16/2024	2/14/2031	32,124	32,294	32,198	1.39
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.00%	7.31%	12/11/2024	5/26/2031	6,717	6,717	6,706	0.29
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.32%	6/14/2024	6/14/2031	39,520	39,625	39,227	1.70
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.00%	9.30%	9/26/2022	10/29/2030	75,059	74,538	75,059	3.24
HUB International, Ltd.	(8)	SOFR +	2.50%	6.79%	11/25/2024	6/20/2030	26,434	26,638	26,483	1.14
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.82%	11/22/2024	4/18/2030	9,949	10,055	9,959	0.43
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.32%	11/22/2024	2/15/2031	11,309	11,413	11,245	0.49
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.32%	11/19/2024	7/2/2031	18,081	18,181	17,987	0.78
Patriot Growth Insurance Services, LLC.	(4)(10)	SOFR +	5.00%	9.45%	9/26/2022	10/16/2028	62,204	61,011	62,204	2.69
TIH Insurance Holdings, LLC.	(8)	SOFR +	2.75%	7.08%	12/6/2024	5/6/2031	10,000	10,075	9,950	0.43
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	23,653	23,698	23,457	1.01
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	19,912	19,968	19,746	0.85
								391,039	391,522	16.92
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.00%	7.31%	7/16/2024	7/16/2031	21,781	21,880	21,684	0.94
TripAdvisor Inc	(8)	SOFR +	2.75%	7.05%	3/27/2025	7/8/2031	4,296	4,234	4,239	0.18
								26,114	25,923	1.12
Internet & Direct Marketing Retail
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.25%	1/19/2022	12/15/2027	20,680	20,512	19,853	0.86

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.00%	7.30%	8/2/2024	2/1/2031	$3,591	$3,585	$3,589	0.16%
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.32%	5/24/2022	10/16/2026	9,930	9,799	9,683	0.42
Fortress Intermediate 3 Inc	(8)	SOFR +	3.75%	8.07%	12/11/2024	6/27/2031	4,975	5,012	4,972	0.21
Informatica LLC	(8)	SOFR +	2.25%	6.57%	11/7/2024	10/27/2028	9,949	9,994	9,958	0.43
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	7.92%	1/19/2022	2/10/2028	4,368	4,316	3,200	0.14
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.16%	1/19/2022	10/25/2027	13,016	12,900	13,016	0.56
Virtusa Corp.	(10)	SOFR +	3.25%	7.57%	6/21/2024	2/15/2029	25,725	25,893	25,701	1.11
								71,499	70,119	3.03
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.82%	3/3/2025	11/15/2028	13,939	14,021	13,924	0.60
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.81%	11/13/2024	3/16/2030	8,000	8,071	8,013	0.35
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.00%	7.32%	12/11/2024	6/14/2030	230	230	229	0.01
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	7.07%	2/7/2025	8/31/2028	10,276	10,280	10,260	0.44
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.32%	6/6/2024	4/5/2029	6,395	6,443	6,390	0.28
Titan Co-Borrower LLC	(8)	SOFR +	4.50%	8.78%	11/19/2024	2/15/2029	9,185	9,236	9,158	0.40
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.19%	1/19/2022	11/19/2028	9,727	9,388	9,465	0.41
								43,648	43,515	1.89
Media
McGraw-Hill Education, Inc.	(9)	SOFR +	3.25%	7.57%	1/16/2025	8/6/2031	4,579	4,642	4,578	0.20
Radiate Holdco, LLC	(10)	SOFR +	3.25%	7.69%	1/19/2022	9/25/2026	2,346	2,345	2,016	0.09
								6,987	6,594	0.29
Metals & Mining
Novelis Holdings Inc	(8)	SOFR +	2.00%	6.29%	3/11/2025	3/11/2032	3,895	3,895	3,896	0.17
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.29%	1/19/2022	1/31/2029	18,015	18,082	17,891	0.77
								21,977	21,787	0.94
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust Inc	(9)	SOFR +	3.50%	7.82%	11/14/2024	5/9/2029	4,974	4,980	4,965	0.21
KREF Holdings X, LLC	(8)	SOFR +	3.25%	7.57%	3/5/2025	3/5/2032	1,858	1,856	1,851	0.08
Starwood Property Mortgage LLC	(9)	SOFR +	2.25%	6.57%	12/12/2024	1/2/2030	2,750	2,743	2,745	0.12
								9,579	9,561	0.41

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.54%	1/10/2025	12/21/2028	$18,224	$18,224	$18,034	0.78%
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.29%	9/26/2022	11/12/2027	74,306	73,518	73,006	3.16
Professional Services
AG Group Holdings Inc	(9)	SOFR +	4.25%	8.57%	4/22/2024	12/29/2028	2,969	2,963	2,919	0.13
AlixPartners, LLP	(9)	SOFR +	2.50%	6.94%	3/3/2025	2/4/2028	3,990	4,005	3,992	0.17
Amspec Parent LLC	(7)(8)	SOFR +	4.25%	8.55%	12/20/2024	12/22/2031	7,107	7,105	7,112	0.31
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2031	1,414	1,410	1,400	0.06
Ascensus Group Holdings Inc	(9)	SOFR +	3.00%	7.32%	12/13/2024	8/2/2028	16,753	16,779	16,674	0.72
Ascensus Group Holdings Inc	(9)	SOFR +	3.50%	8.19%	5/25/2022	8/2/2028	4,974	4,992	5,015	0.22
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	7.07%	1/31/2024	1/31/2031	21,746	21,606	21,478	0.93
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.07%	1/19/2022	12/29/2028	34,658	33,794	33,471	1.45
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	8.82%	9/26/2022	11/2/2027	109,762	109,762	109,762	4.74
CohnReznick Advisory LLC	(4)(8)	SOFR +	4.00%	8.30%	3/26/2025	3/31/2032	14,764	14,690	14,764	0.64
CohnReznick Advisory LLC	(4)(8)	SOFR +	4.00%	8.30%	3/26/2025	3/31/2032	3,418	3,401	3,418	0.15
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	1/19/2022	4/9/2027	14,635	14,550	13,923	0.60
Dun & Bradstreet Corp	(8)	SOFR +	2.25%	6.57%	11/15/2024	1/18/2029	12,825	12,848	12,809	0.55
First Advantage Holdings, LLC	(8)	SOFR +	3.25%	7.57%	6/7/2022	10/31/2031	4,988	5,000	4,965	0.21
Genuine Financial Holdings, LLC	(4)(8)	SOFR +	3.25%	7.55%	6/28/2024	9/27/2030	14,912	14,916	14,959	0.65
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.55%	6/28/2024	9/27/2030	3,035	3,035	2,986	0.13
Kwor Acquisition, Inc.	(4)(7)(11)	SOFR +	5.25%	9.56% (incl. 5.25% PIK)	2/28/2025	2/28/2030	41,473	41,473	41,392	1.79
Ryan LLC	(9)	SOFR +	3.50%	7.82%	3/3/2025	11/14/2030	13,976	14,069	13,950	0.60
Secretariat Advisors LLC	(4)(7)(8)	SOFR +	4.00%	8.33%	2/24/2025	2/24/2032	2,499	2,487	2,492	0.11
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.31%	2/24/2023	7/31/2031	34,222	34,380	34,150	1.48
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	9.76%	9/26/2022	6/29/2028	118,000	117,332	118,000	5.10
VT Topco, Inc.	(9)	SOFR +	3.00%	7.30%	12/17/2024	8/9/2030	4,975	5,029	4,978	0.22
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	1/19/2022	11/8/2028	28,675	28,371	28,388	1.23
								513,997	512,997	22.19

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.92%	1/19/2022	8/8/2030	$18,138	$18,252	$18,138	0.78%
Software
Applied Systems, Inc.	(8)	SOFR +	2.75%	7.05%	11/25/2024	2/24/2031	14,925	15,079	14,937	0.65
Avalara, Inc.	(8)	SOFR +	3.25%	7.55%	3/28/2025	3/26/2032	31,250	31,094	31,167	1.35
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.29%	7/30/2024	7/30/2031	43,626	43,520	42,928	1.86
CDK Global Inc.	(8)	SOFR +	3.25%	7.58%	12/11/2024	7/6/2029	35,044	33,686	30,181	1.30
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031	37,236	37,385	36,924	1.60
Cloud Software Group, Inc.	(9)	SOFR +	3.50%	7.83%	3/11/2025	3/30/2029	5,000	4,953	4,960	0.21
Cloudera, Inc.	(9)	SOFR +	3.75%	8.17%	1/19/2022	10/8/2028	14,264	14,110	14,096	0.61
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	10.06%	9/26/2022	2/23/2029	31,746	31,178	25,635	1.11
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	10.06%	9/26/2022	2/23/2029	758	757	612	0.03
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	1/19/2022	9/29/2028	14,302	14,386	14,308	0.62
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.19%	2/20/2025	10/16/2028	19,949	17,993	17,380	0.75
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.07%	11/25/2024	11/30/2029	29,207	29,266	28,917	1.25
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030	26,689	26,893	26,732	1.16
Epicor Software Corp.	(10)	SOFR +	2.75%	7.07%	5/30/2024	5/30/2031	15,853	15,895	15,830	0.68
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.79%	6/11/2024	3/2/2028	10,354	10,336	9,624	0.42
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	5,627	5,627	5,605	0.24
Gen Digital Inc	(9)	SOFR +	1.75%	6.07%	6/5/2024	9/12/2029	7,577	7,540	7,525	0.33
Genesys Cloud Services Holdings II, LLC	(8)	SOFR +	2.50%	6.82%	9/26/2024	1/30/2032	18,358	18,249	18,188	0.79
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.39%	1/19/2022	11/19/2026	3,067	3,061	2,815	0.12
Icon Parent, Inc.	(8)	SOFR +	3.00%	7.32%	11/7/2024	11/13/2031	30,000	30,142	29,810	1.29
ION Trading Finance Ltd.	(8)	SOFR +	3.50%	7.80%	6/3/2024	4/1/2028	11,774	11,824	11,809	0.51
ION Trading Finance Ltd.	(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028	19,435	19,441	19,296	0.83
Javelin Buyer Inc	(8)	SOFR +	3.25%	7.56%	12/6/2024	10/8/2031	30,000	30,281	29,895	1.29
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	1/19/2022	8/9/2027	13,661	13,631	13,559	0.59

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Software (continued)
Magenta Security Holdings LLC	(11)	SOFR +	6.25%	10.54%	8/14/2024	7/27/2028	$292	$282	$297	0.01%
Magenta Security Holdings LLC	(10)(18)	SOFR +	6.75%	11.30%	8/14/2024	7/27/2028	829	794	752	0.03
Magenta Security Holdings LLC	(10)(18)	SOFR +	7.00%	11.55%	8/14/2024	7/27/2028	649	516	337	0.01
Magenta Security Holdings LLC	(10)(17)(18)	SOFR +	7.00%	11.55% (incl. 5.50% PIK)	8/14/2024	7/27/2028	204	70	59	0.00
McAfee Corp.	(9)	SOFR +	3.00%	7.31%	5/31/2024	3/1/2029	26,216	26,199	25,089	1.08
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	1/19/2022	10/29/2028	51,065	50,607	45,575	1.97
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	8.89%	4/20/2022	5/2/2029	4,875	4,861	4,144	0.18
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.39%	8/9/2022	5/18/2028	26,950	26,212	26,950	1.16
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	8.80%	4/5/2023	5/18/2028	14,738	14,285	14,788	0.64
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.90%	1/19/2022	12/1/2027	107,393	106,180	107,393	4.64
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	9.90%	1/19/2022	12/1/2027	1,032	1,006	988	0.04
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	9/26/2022	2/10/2027	9,942	9,813	9,868	0.43
Nintex Topco Limited	(4)(8)	SOFR +	6.00%	10.45% (incl. 1.50% PIK)	1/19/2022	11/13/2028	32,707	32,347	30,090	1.30
Perforce Software, Inc.	(8)	SOFR +	4.75%	9.07%	12/18/2024	7/1/2029	10,767	10,598	10,294	0.44
Planview Parent Inc	(8)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2027	735	733	728	0.03
Project Alpha Intermediate Holding Inc	(9)	SOFR +	3.25%	7.58%	11/22/2024	10/28/2030	20,656	20,605	20,635	0.89
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.64%	12/19/2024	7/20/2029	19,990	18,049	17,375	0.75
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.32%	5/28/2024	8/31/2028	24,728	24,818	24,677	1.07
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.56%	10/5/2023	11/28/2028	10,159	10,145	10,146	0.44
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.07%	12/18/2024	5/12/2028	27,312	27,342	27,150	1.17
Sovos Compliance, LLC	(8)	SOFR +	4.00%	8.32%	2/11/2025	8/12/2029	15,481	15,486	15,434	0.67
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.14%	1/19/2022	10/5/2028	58,200	57,576	57,182	2.47
Storable Inc	(8)	SOFR +	3.25%	7.57%	3/10/2025	4/16/2031	2,347	2,344	2,336	0.10
Surf Holdings, LLC	(8)	SOFR +	3.50%	7.94%	1/19/2022	3/5/2027	19,201	19,189	19,226	0.83
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.20%	1/19/2022	5/5/2028	58,644	58,308	56,213	2.43
UKG Inc	(8)	SOFR +	3.00%	7.30%	12/2/2024	2/10/2031	25,372	25,608	25,347	1.10
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.55%	1/19/2022	4/24/2028	10,869	10,633	10,511	0.45
VS Buyer, LLC	(8)	SOFR +	2.75%	7.07%	11/19/2024	4/12/2031	14,963	15,118	14,981	0.65
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	4,975	5,037	4,981	0.22
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.82%	12/13/2024	2/14/2032	19,000	18,930	18,786	0.81
								1,080,018	1,055,065	45.60

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.38%	1/19/2022	5/3/2026	$36,866	$36,750	$36,866	1.59%
EG America, LLC	(8)	SOFR +	4.25%	8.56%	7/12/2023	2/7/2028	6,149	6,180	6,159	0.27
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.57%	1/23/2025	1/23/2032	2,565	2,555	2,563	0.11
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	7.31%	11/19/2024	5/4/2028	9,975	10,064	10,022	0.43
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.07%	3/15/2024	3/15/2030	12,202	12,273	12,172	0.53
								67,822	67,782	2.93
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	7.33%	12/13/2024	2/20/2032	20,430	20,120	20,143	0.87
Textiles, Apparel & Luxury Goods
Champ Acquisition Corp	(8)	SOFR +	4.50%	8.80%	11/8/2024	11/25/2031	674	668	678	0.03
Trading Companies & Distributors
BCPE Empire Holdings Inc	(9)	SOFR +	3.25%	7.57%	3/4/2025	12/11/2030	2,728	2,724	2,694	0.12
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.55%	2/11/2025	3/31/2028	13,669	13,669	13,588	0.59
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	7.80%	1/19/2022	1/31/2028	4,786	4,699	4,557	0.20
Hillman Group Inc	(9)	SOFR +	2.00%	6.32%	11/7/2024	7/14/2028	3,974	3,979	3,962	0.17
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	1/19/2022	12/22/2028	5,815	5,785	5,829	0.25
Johnstone Supply LLC	(8)	SOFR +	2.50%	6.82%	12/12/2024	6/9/2031	11,353	11,421	11,276	0.49
Kodiak BP, LLC	(8)	SOFR +	3.75%	8.05%	1/19/2022	12/4/2031	15,000	14,982	14,448	0.62
Paramount Global Surfaces Inc	(4)(11)	SOFR +	6.00%	10.43%	1/19/2022	4/1/2027	8,577	8,512	7,548	0.33
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.82%	1/19/2022	12/28/2027	3,326	3,297	3,065	0.13
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.57%	6/13/2024	10/19/2029	16,893	16,930	16,419	0.71
								85,998	83,386	3.61
Transportation Infrastructure
Liquid Tech Solutions Holdings LLC	(10)	SOFR +	3.75%	8.10%	12/17/2024	3/19/2028	4,924	4,924	4,930	0.21
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.27%	1/19/2022	10/19/2027	11,671	11,620	11,146	0.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.14%	1/19/2022	10/19/2027	6,737	6,692	6,434	0.28
								23,236	22,510	0.97
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	1/19/2022	12/17/2027	18,528	18,496	18,562	0.80
Total First Lien Debt								5,947,134	5,831,881	252.07

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	10.17%	7/29/2022	12/10/2029		$2,493	$2,310	$2,489	0.11%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,354	7,651	0.33
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.14%	1/19/2022	10/15/2027	24,712		24,615	22,858	0.99
									32,969	30,509	1.32
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	15.05% PIK	9/26/2022	3/7/2030	37,847		37,304	34,441	1.49
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.44%	1/19/2022	11/19/2029	66,704		65,862	63,702	2.75
Professional Services
Kwor Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.56%	2/28/2025	2/28/2030	13,824		13,824	13,824	0.60
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	10.04%	3/26/2025	7/30/2032	20,000		19,350	19,350	0.84
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.80%	9/26/2022	4/23/2029	24,942		22,734	24,095	1.04
									42,084	43,445	1.88
Total Second Lien Debt									194,353	188,410	8.15
Unsecured Debt
Software
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.36%	12/17/2022	12/30/2029	EUR	69,750	72,580	75,421	3.26
Total Unsecured Debt									72,580	75,421	3.26

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			1/19/2022		194	$208	$266	0.01%
Mode Holdings, L.P. - Class A-2 Common Units	(4)			1/19/2022		1,230,769	2,215	1,218	0.05
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	12,032	0.52
							18,692	13,516	0.58
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		11,751	294	110	0.00
Chemicals
Pigments Holdings LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		1	92	0	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,158	0.05
							2,111	1,158	0.05
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,435	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	12	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	7	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	19	0.00
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		8,617	7,857	7,857	0.34
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		9,216	9,216	9,216	0.40
							17,073	17,073	0.74

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity (continued)
Software
Descartes Holdings, Inc - Class A Common Stock	(4)			10/9/2023		168,057	$728	$8	0.00%
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%	1/19/2022		5,773	5,700	7,707	0.33
							6,428	7,715	0.33
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	3,542	4,335	0.19
Total Equity							49,596	45,361	1.95
Total Investment Portfolio							6,263,663	6,141,073	265.43
Cash and Cash Equivalents
Morgan Stanley Euro Liquidity Fund			2.45%				7,808	7,808	0.34
Fidelity Investments Money Market Treasury Portfolio - Class I			4.20%				25	25	0.00
Other Cash and Cash Equivalents							178,742	178,742	7.73
Total Portfolio Investments, Cash and Cash Equivalents							$6,450,238	$6,327,648	273.50%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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
(6)Reserved.
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

BCRED Emerald JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$603	$—
Amspec Parent LLC	Delayed Draw Term Loan	12/21/2026	1,093	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	3,249	—
CPI Buyer, LLC	Revolver	11/1/2026	2,974	(59)
CSHC Buyerco, LLC	Delayed Draw Term Loan	9/8/2026	195	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	12/31/2025	22,167	—
Groundworks, LLC	Delayed Draw Term Loan	3/14/2026	130	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	6,959	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	9,221	—
Latham Pool Products, Inc.	Revolver	2/23/2027	7,500	—
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	3,290	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	3,721	(35)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	667	—
Sanders Industries Holdings Inc	Delayed Draw Term Loan	2/26/2027	1,046	(142)
Secretariat Advisors LLC	Delayed Draw Term Loan	2/28/2027	301	(86)
Signia Aerospace LLC	Delayed Draw Term Loan	12/11/2026	1,264	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(46)
Triple Lift, Inc.	Revolver	5/5/2028	2,143	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	—
Total Unfunded Commitments			$75,371	$(368)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of March 31, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of March 31, 2025, the aggregate fair value of these securities is $6,141.1 million or 265.43% of the Company’s net assets. The initial acquisition dates have been included for such securities.

The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2024:

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	9.03%	1/19/2022	5/25/2028	$9,718	$9,481	$6,577	0.28%
Peraton Corp.	(10)	SOFR +	3.75%	8.21%	8/4/2022	2/1/2028	20,237	20,196	18,882	0.80
Signia Aerospace LLC	(4)(7)(9)	SOFR +	3.00%	7.40%	11/22/2024	12/11/2031	15,171	15,218	15,202	0.64
TransDigm Inc	(8)	SOFR +	2.50%	6.83%	11/19/2024	1/19/2032	9,975	10,019	10,007	0.42
TransDigm Inc	(8)	SOFR +	2.75%	7.35%	12/2/2024	8/24/2028	9,975	10,031	10,018	0.42
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	7.11%	1/19/2022	12/6/2030	2,918	2,928	2,927	0.12
								67,873	63,613	2.68
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.23%	1/19/2022	6/11/2027	23,992	23,883	23,992	1.01
AIT Worldwide Logistics Holdings Inc	(10)	SOFR +	4.75%	9.28%	10/30/2024	4/8/2030	24,451	24,331	24,657	1.04
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.92%	1/19/2022	12/9/2026	31,256	31,256	30,319	1.28
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.23%	1/19/2022	12/31/2028	26,369	26,066	23,468	0.99
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.30%	11/21/2024	9/15/2028	9,975	10,056	10,053	0.42
SEKO Global Logistics Network, LLC	(4)(11)	P +	7.00%	15.50%	7/1/2024	12/30/2026	734	723	734	0.03
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	5.00%	9.50% (incl. 5.00% PIK)	11/27/2024	5/27/2030	8,038	8,038	8,038	0.34
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	8.00%	12.52%	11/27/2024	11/27/2029	1,849	1,813	1,849	0.08
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.33%	11/8/2024	7/26/2028	4,768	4,756	4,803	0.20
								130,922	127,913	5.39
Airlines
American Airlines, Inc.	(10)	SOFR +	4.75%	9.63%	1/19/2022	4/20/2028	2,671	2,724	2,746	0.12
American Airlines, Inc.	(8)	SOFR +	2.75%	7.26%	11/25/2024	2/15/2028	10,000	10,075	10,062	0.42
American Airlines, Inc.	(8)	SOFR +	2.25%	6.62%	12/12/2024	2/15/2028	5,000	5,000	5,030	0.21
JetBlue Airways Corp	(9)	SOFR +	5.50%	9.85%	11/7/2024	8/27/2029	4,988	5,007	5,035	0.21
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	7.22%	6/7/2022	9/23/2028	20,796	20,829	20,941	0.88
								43,635	43,814	1.84
Auto Components
Belron Finance 2019 LLC	(9)	SOFR +	2.75%	7.27%	11/25/2024	10/16/2031	9,975	10,087	10,083	0.43
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	7.84%	1/19/2022	3/31/2028	14,695	14,669	14,829	0.63

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.75%	1/19/2022	4/12/2028		$16,517	$15,941	$15,819	0.67%
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.46%	1/19/2022	2/26/2027		19,250	19,209	18,769	0.79
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.30%	6/6/2024	5/31/2031		13,865	13,718	13,770	0.58
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.90%	1/19/2022	5/1/2027		27,288	27,288	27,015	1.14
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.36%	10/3/2024	3/21/2031		9,975	10,075	10,089	0.43
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	12/2/2024	4/29/2029		9,974	9,918	9,885	0.42
TCP Sunbelt Acquisition Co	(8)	SOFR +	4.25%	8.99%	10/15/2024	10/15/2031		25,391	25,142	25,533	1.08
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.71%	1/19/2022	11/3/2028		14,773	14,749	14,879	0.63
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.98% (incl. 8.94% PIK)	1/19/2022	12/29/2026		10,390	10,390	8,416	0.35
									146,430	144,175	6.09
Capital Markets
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	8.96%	1/19/2022	7/27/2028		1,070	1,060	1,081	0.05
Apex Group Treasury, LLC	(9)	SOFR +	4.00%	9.08%	8/2/2024	7/27/2028		70,715	70,802	71,451	3.01
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.86%	12/6/2024	8/9/2030		1,320	1,320	1,324	0.06
Citco Funding, LLC	(9)	SOFR +	2.75%	7.31%	6/13/2024	4/27/2028		7,211	7,203	7,281	0.31
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031		8,259	8,093	8,302	0.35
Osaic Holdings Inc	(8)	SOFR +	3.50%	7.86%	11/26/2024	8/17/2028		19,345	19,395	19,447	0.82
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	11.09%	12/29/2023	4/30/2027		941	932	926	0.04
Saphilux S.à r.l.	(8)	S +	4.75%	9.45%	7/27/2023	7/18/2028	GBP	20,000	25,474	25,142	1.06
Situs-AMC Holdings Corporation	(4)(11)	SOFR +	5.50%	9.93%	9/26/2022	12/22/2027		90,087	89,376	90,087	3.80
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	8.22%	1/19/2022	12/1/2028		1,940	1,947	1,954	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.36%	6/5/2024	4/7/2028		18,628	18,628	18,764	0.79
									244,230	245,759	10.37

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.00%	7.37%	12/13/2024	11/1/2030	$3,202	$3,202	$3,216	0.14%
Derby Buyer, LLC	(9)	SOFR +	3.00%	7.37%	5/14/2024	11/1/2030	10,000	10,069	10,044	0.42
Discovery Purchaser Corp	(9)	SOFR +	4.38%	8.95%	12/2/2024	10/4/2029	8,550	8,634	8,613	0.36
Ecovyst Catalyst Technologies LLC	(8)	SOFR +	2.25%	6.84%	11/7/2024	6/12/2031	5,000	5,004	5,029	0.21
Pigments Services, Inc.	(4)(11)(17)	SOFR +	8.25%	12.69% PIK	4/14/2023	4/14/2029	7,125	4,670	2,367	0.10
Pigments Services, Inc.	(4)(11)	SOFR +	8.25%	12.69% PIK	4/14/2023	4/14/2029	3,479	3,479	3,479	0.15
								35,058	32,748	1.38
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	9.59%	8/18/2023	8/18/2028	19,364	18,996	19,577	0.83
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.21%	1/19/2022	5/12/2028	27,929	27,784	28,055	1.18
Amspec Parent LLC	(4)(8)	SOFR +	4.25%	8.64%	12/20/2024	12/12/2031	2,773	2,759	2,794	0.12
Amspec Parent LLC	(4)(8)	SOFR +	4.25%	8.64%	12/20/2024	12/12/2031	427	426	430	0.02
Anticimex, Inc.	(9)	SOFR +	3.15%	7.72%	5/25/2022	11/16/2028	14,814	14,772	14,938	0.63
Anticimex, Inc.	(9)	SOFR +	3.40%	7.97%	4/23/2024	11/16/2028	24,440	24,440	24,647	1.04
Armor Holdco, Inc.	(9)	SOFR +	3.75%	8.03%	12/13/2024	12/11/2028	7,466	7,466	7,574	0.32
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.75%	8.22%	1/19/2022	3/31/2028	3,477	3,477	3,518	0.15
EAB Global, Inc.	(9)	SOFR +	3.25%	7.61%	1/19/2022	8/16/2028	19,806	19,798	19,907	0.84
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.60%	6/7/2022	8/31/2028	3,890	3,806	3,797	0.16
Garda World Security Corp.	(8)	SOFR +	3.50%	7.90%	8/6/2024	2/1/2029	5,865	5,865	5,898	0.25
International SOS The Americas LP	(4)(9)	SOFR +	2.75%	7.08%	6/28/2024	9/7/2028	1,940	1,940	1,955	0.08
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.20%	1/19/2022	12/15/2027	9,529	9,433	9,529	0.40
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.44%	1/19/2022	12/15/2027	2,947	2,927	2,947	0.12
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.00% (incl. 3.00% PIK)	1/19/2022	11/8/2031	36,312	36,130	36,312	1.53
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.19%	9/26/2022	10/19/2028	133,599	129,272	116,231	4.90
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.37%	1/26/2024	7/25/2030	20,381	20,568	20,507	0.86
Polyphase Elevator Holding Co.	(4)(11)	SOFR +	6.00%	10.43% (incl. 5.00% PIK)	9/26/2022	6/23/2027	29,435	29,039	24,358	1.03
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.52%	11/20/2024	10/13/2030	7,000	7,000	7,025	0.30
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.50%	7.97%	1/19/2022	12/8/2028	4,621	4,605	4,668	0.20
								370,503	354,667	14.96

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.80%	1/25/2024	1/27/2031	$19,781	$19,822	$19,821	0.84%
Centuri Group, Inc.	(9)	SOFR +	2.50%	6.96%	12/2/2024	8/27/2028	10,000	10,062	10,061	0.42
Groundworks, LLC	(8)	SOFR +	3.25%	7.65%	11/7/2024	3/14/2031	467	468	470	0.02
Groundworks, LLC	(8)	SOFR +	3.25%	7.65%	11/7/2024	3/14/2031	2,527	2,533	2,543	0.11
Osmose Utilities Services Inc	(9)	SOFR +	3.25%	7.72%	11/7/2024	6/23/2028	16,956	17,032	17,006	0.72
Pike Electric Corp.	(8)	SOFR +	3.00%	7.47%	6/7/2022	1/21/2028	6,000	5,889	6,056	0.26
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	7.96%	1/19/2022	12/16/2027	9,360	9,383	9,411	0.40
Socotec US Holding Inc	(10)	SOFR +	3.75%	8.27%	11/13/2024	6/30/2028	1,386	1,382	1,394	0.06
								66,571	66,762	2.83
Construction Materials
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.09%	10/23/2024	9/20/2030	7,932	7,982	8,006	0.34
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.69%	12/13/2024	7/18/2029	4,987	5,031	5,022	0.21
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.23%	9/26/2022	9/30/2028	74,018	73,553	74,018	3.12
Berlin Packaging, LLC	(8)	SOFR +	3.50%	8.05%	6/7/2024	6/7/2031	10,000	10,054	10,069	0.42
Berlin Packaging, LLC	(8)	SOFR +	3.50%	8.05%	12/6/2024	6/7/2031	18,785	18,876	18,916	0.80
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.53%	4/13/2022	4/13/2029	26,338	26,266	26,420	1.11
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.86%	7/31/2024	8/4/2027	18,278	18,342	18,344	0.77
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.66%	4/9/2024	9/15/2028	7,905	7,937	7,940	0.33
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.11%	7/19/2024	8/12/2028	12,893	12,961	12,946	0.55
SupplyOne, Inc.	(8)	SOFR +	3.75%	8.11%	4/19/2024	4/19/2031	18,164	18,324	18,338	0.77
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.72%	1/19/2022	3/3/2028	26,424	26,231	26,438	1.11
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	26,810	26,922	27,084	1.14
								244,497	245,535	10.33
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.16% PIK	9/26/2022	12/10/2028	49,876	49,221	43,891	1.85
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.21%	1/19/2022	11/2/2026	31,490	31,273	29,916	1.26
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	6.25%	10.99% (incl. 3.25% PIK)	9/26/2022	6/23/2028	81,336	80,099	72,796	3.07
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.19%	1/19/2022	5/13/2026	30,906	30,711	30,288	1.28
								191,304	176,891	7.46

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	7.96%	1/19/2022	12/11/2028		$17,953	$17,851	$18,072	0.76%
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.18%	1/19/2022	4/28/2028		69,912	69,380	69,562	2.93
BPPH2 Limited	(4)(8)	S +	6.50%	11.32%	2/21/2023	3/16/2028	GBP	26,000	30,977	32,549	1.37
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.23%	1/19/2022	7/20/2028		34,262	34,262	34,262	1.44
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.86%	11/22/2024	3/22/2031		11,610	11,669	11,685	0.49
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.08%	4/12/2022	7/6/2029		4,900	4,888	4,938	0.21
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	5.00%	9.36%	1/19/2022	4/30/2027		38,854	38,360	38,228	1.61
Fugue Finance LLC	(9)	SOFR +	3.25%	7.72%	12/5/2024	1/9/2032		1,458	1,458	1,474	0.06
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.86%	2/1/2024	12/21/2029		6,934	6,957	6,955	0.29
KUEHG Corp.	(9)	SOFR +	3.25%	7.84%	10/21/2024	6/12/2030		10,000	10,113	10,115	0.43
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.79%	3/10/2022	3/12/2029		3,890	3,867	3,872	0.16
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.75%	7.09%	12/6/2024	3/21/2031		9,975	10,050	10,035	0.42
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.22%	1/19/2022	12/15/2028		22,703	22,619	22,884	0.96
University Support Services, LLC	(9)	SOFR +	2.75%	7.11%	2/10/2022	2/10/2029		23,540	23,482	23,677	1.00
									285,933	288,308	12.13
Diversified Telecommunication Services
Lumen Technologies Inc	(14)	SOFR +	6.00%	10.36%	12/18/2024	6/1/2028		4,935	4,953	4,956	0.21
Zacapa, LLC	(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029		15,809	15,903	15,920	0.67
									20,856	20,876	0.88
Electrical Equipment
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	1/19/2022	6/21/2028		26,456	26,415	26,584	1.12
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.68%	1/19/2022	12/23/2026		3,161	3,142	3,019	0.13
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.73%	1/19/2022	12/23/2026		811	807	774	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.43%	1/19/2022	12/23/2026		10,531	10,468	10,057	0.42
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.60%	1/19/2022	3/2/2028		2,910	2,918	2,893	0.12
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.86%	7/1/2024	7/1/2031		3,100	3,042	3,010	0.13
									20,377	19,753	0.83
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.00%	7.33%	12/11/2024	3/26/2031		5,000	5,063	5,047	0.21

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Entertainment
CE Intermediate I, LLC	(9)	SOFR +	3.50%	8.05%	1/19/2022	11/10/2028	$4,863	$4,860	$4,890	0.21%
EP Purchaser, LLC	(9)	SOFR +	4.50%	9.90%	12/6/2024	11/6/2028	1,439	1,435	1,448	0.06
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	1/19/2022	11/6/2028	3,404	3,399	3,396	0.14
UFC Holdings, LLC	(8)	SOFR +	2.25%	6.77%	11/14/2024	11/21/2031	7,582	7,573	7,633	0.32
								17,267	17,367	0.73
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.61%	6/17/2024	6/17/2031	14,963	14,951	14,989	0.63
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.52%	11/25/2024	1/31/2031	10,790	10,895	10,896	0.46
Solera, LLC	(9)(18)	SOFR +	4.00%	8.85%	5/16/2022	6/2/2028	16,730	16,551	16,781	0.71
								42,397	42,666	1.80
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.47%	11/7/2024	12/8/2028	15,951	16,031	16,060	0.68
Dreyers Grand Ice Cream Inc	(8)	SOFR +	2.00%	6.36%	11/7/2024	9/30/2031	10,000	9,985	10,021	0.42
								26,016	26,081	1.10
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	3.75%	8.18%	4/8/2024	2/28/2029	9,942	9,983	10,073	0.42
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.28%	1/19/2022	11/1/2028	138,142	135,668	135,665	5.72
CSHC Buyerco, LLC	(4)(7)(11)	SOFR +	4.75%	9.42%	2/15/2022	9/8/2026	10,553	10,484	10,526	0.44
Embecta Corp	(9)	SOFR +	3.00%	7.36%	12/11/2024	3/30/2029	4,820	4,806	4,807	0.20
Natus Medical Incorporated	(4)(9)	SOFR +	5.50%	10.25%	8/18/2022	7/20/2029	3,646	3,489	3,591	0.15
Resonetics, LLC	(10)	SOFR +	3.25%	7.60%	12/6/2024	6/18/2031	5,100	5,150	5,139	0.22
Sharp Services, LLC	(8)	SOFR +	3.25%	7.58%	10/25/2024	12/31/2028	4,988	5,028	5,041	0.21
								174,608	174,842	7.36

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.46% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$128,528	$127,691	$123,387	5.20%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.60%	1/19/2022	5/7/2027		1,696	1,686	1,696	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.78%	1/19/2022	5/7/2027		28,701	28,507	28,701	1.21
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	10.68%	1/19/2022	5/7/2026		67	64	67	0.00
Amerivet Partners Management, Inc.	(4)(11)	SOFR +	5.25%	9.75%	9/26/2022	2/25/2028		82,425	81,089	82,425	3.48
Canadian Hospital Specialties Ltd.	(4)(11)	CA +	4.50%	7.82%	12/20/2022	4/14/2028	CAD	29,318	21,366	20,090	0.85
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.93% PIK	1/19/2022	12/21/2028		23,943	23,719	20,771	0.88
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	7.40%	12/10/2024	9/29/2028		7,567	7,611	7,604	0.32
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.73%	1/19/2022	4/3/2028		29,635	29,462	28,746	1.21
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.53%	1/19/2022	10/4/2026		28,511	28,511	28,511	1.20
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.11%	1/19/2022	11/1/2028		14,977	14,865	15,051	0.63
Global Medical Response Inc	(11)	SOFR +	5.50%	9.86% (incl. 0.75% PIK)	12/18/2024	10/31/2028		3,992	4,007	4,010	0.17
Heartland Dental, LLC	(10)	SOFR +	4.50%	8.86%	11/7/2024	4/30/2028		14,962	14,994	15,011	0.63
ICS US Holdings, Inc.	(4)(9)	SOFR +	4.75%	9.42%	12/20/2022	6/8/2028		35,000	33,564	31,413	1.32
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.43%	1/19/2022	10/15/2026		25,464	25,365	24,254	1.02
MED ParentCo LP	(8)	SOFR +	3.50%	7.86%	10/18/2024	4/15/2031		24,938	25,221	25,169	1.06
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.96%	1/19/2022	7/16/2027		20,430	20,377	17,672	0.75
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	9.60%	1/19/2022	2/28/2028		1,940	1,948	1,958	0.08
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.90%	12/11/2024	3/9/2028		31,018	31,018	31,018	1.31
Raven Acquisition Holdings, LLC	(8)	SOFR +	3.25%	7.61%	10/15/2024	11/19/2031		9,333	9,331	9,366	0.39
Raven Acquisition Holdings, LLC	(8)	SOFR +	3.25%	7.61%	10/15/2024	11/19/2031		667	667	669	0.03
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	10.66%	1/19/2022	12/23/2028		141,903	140,081	138,237	5.83
Southern Veterinary Partners LLC	(8)	SOFR +	3.25%	7.71%	12/4/2024	10/31/2031		10,000	10,113	10,083	0.43
WHCG Purchaser III Inc	(4)(10)	SOFR +	6.50%	10.83% (incl. 5.41% PIK)	8/2/2024	6/30/2029		2,797	2,797	2,797	0.12
WHCG Purchaser III Inc	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		2,267	892	866	0.04
									684,946	669,572	28.23

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.30%	11/25/2024	5/1/2031	$34,856	$35,048	$35,096	1.48%
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.43%	12/18/2024	10/1/2027	15,023	14,526	14,589	0.62
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	10.48%	9/26/2022	10/29/2028	43,895	43,478	43,676	1.84
Project Ruby Ultimate Parent Corp	(8)	SOFR +	3.00%	7.47%	11/20/2024	3/10/2028	321	321	323	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.59%	12/30/2024	10/22/2029	3,647	3,647	3,669	0.15
								97,020	97,353	4.10
Hotels, Restaurants & Leisure
Alterra Mountain Co	(8)	SOFR +	2.75%	7.11%	11/7/2024	8/17/2028	6,842	6,842	6,896	0.29
IRB Holding Corp.	(10)	SOFR +	2.50%	6.86%	12/11/2024	12/15/2027	10,000	10,069	10,022	0.42
Life Time, Inc.	(8)	SOFR +	2.50%	7.03%	10/15/2024	11/5/2031	20,000	20,111	20,105	0.85
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.59%	6/11/2024	4/4/2029	14,933	14,919	14,987	0.63
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.86%	11/13/2024	1/31/2031	4,988	5,028	5,034	0.21
Whatabrands, LLC	(9)	SOFR +	2.75%	7.32%	5/14/2024	8/3/2028	10,000	10,062	10,036	0.42
Whatabrands, LLC	(9)	SOFR +	2.50%	6.86%	12/11/2024	8/3/2028	9,147	9,147	9,180	0.39
								76,178	76,260	3.21
Household Durables
ACProducts Holdings Inc	(9)	SOFR +	4.25%	8.84%	5/20/2024	5/17/2028	2,299	1,988	1,868	0.08
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.05%	12/5/2024	7/31/2028	27,433	27,426	27,490	1.16
Madison Safety & Flow LLC	(8)	SOFR +	3.25%	7.61%	9/26/2024	9/26/2031	9,975	10,093	10,061	0.42
TGP Holdings III LLC	(10)	SOFR +	3.25%	7.71%	12/12/2024	6/29/2028	19,997	19,647	19,592	0.83
								59,154	59,011	2.49
Independent Power and Renewable Electricity Producers
Calpine Corp	(8)	SOFR +	1.75%	6.57%	12/12/2024	1/31/2031	2,894	2,890	2,889	0.12
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.75%	8.34%	6/7/2022	5/19/2028	3,890	3,803	3,925	0.17

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	9.61%	9/26/2022	10/2/2028	$43,786	$43,234	$43,786	1.85%
Alliant Holdings Intermediate LLC	(8)	SOFR +	2.75%	7.11%	9/12/2024	9/19/2031	2,397	2,397	2,406	0.10
AmWINS Group Inc	(10)	SOFR +	2.25%	6.72%	11/7/2024	2/19/2028	4,987	4,997	5,008	0.21
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.86%	2/16/2024	2/14/2031	32,205	32,383	32,310	1.36
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.25%	7.61%	12/11/2024	5/26/2031	6,734	6,734	6,788	0.29
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.36%	6/14/2024	6/14/2031	37,619	37,737	37,792	1.59
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.58%	9/26/2022	10/29/2030	75,252	74,707	75,252	3.17
HUB International, Ltd.	(8)	SOFR +	2.75%	7.37%	11/25/2024	6/20/2030	19,900	20,099	20,045	0.85
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.86%	11/22/2024	4/18/2030	9,975	10,081	10,062	0.42
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.36%	11/22/2024	2/15/2031	11,338	11,444	11,429	0.48
OneDigital Borrower, LLC	(9)	SOFR +	3.25%	7.61%	11/19/2024	6/13/2031	11,970	12,075	12,015	0.51
Patriot Growth Insurance Services, LLC.	(4)(10)	SOFR +	5.00%	9.48%	9/26/2022	10/16/2028	62,364	61,084	62,364	2.63
TIH Insurance Holdings, LLC.	(8)	SOFR +	2.75%	7.08%	12/6/2024	5/6/2031	10,000	10,075	10,045	0.42
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	16,713	16,800	16,706	0.70
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	14,963	15,052	14,959	0.63
								358,899	360,967	15.21
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.15%	7/16/2024	7/16/2031	16,836	16,945	16,977	0.72
Internet & Direct Marketing Retail
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	9.74%	1/19/2022	12/29/2027	41,590	41,444	41,590	1.75
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.10%	1/19/2022	12/15/2027	20,732	20,548	20,162	0.85
								61,992	61,752	2.60
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	7.83%	8/2/2024	2/1/2031	3,210	3,206	3,236	0.14
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.36%	5/24/2022	10/16/2026	9,956	9,804	9,589	0.40
Fortress Intermediate 3 Inc	(4)(8)	SOFR +	3.50%	7.86%	12/11/2024	6/27/2031	4,988	5,025	5,009	0.21
Informatica LLC	(8)	SOFR +	2.25%	6.61%	11/7/2024	10/27/2028	9,974	10,023	10,037	0.42
Newfold Digital Holdings Group Inc	(11)	SOFR +	3.50%	8.14%	1/19/2022	2/10/2028	4,368	4,312	3,746	0.16
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.44%	1/19/2022	10/25/2027	25,220	24,974	25,220	1.06
Virtusa Corp.	(10)	SOFR +	3.25%	7.61%	6/21/2024	2/15/2029	25,790	25,965	26,004	1.10
								83,309	82,841	3.49

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Life Sciences Tools & Services
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	8.86%	12/2/2024	12/16/2028	$4,987	$5,037	$5,028	0.21%
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.36%	11/19/2024	11/15/2028	9,974	10,049	10,055	0.42
								15,086	15,083	0.63
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	7.09%	11/13/2024	3/16/2030	8,000	8,071	8,042	0.34
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.00%	7.37%	12/11/2024	6/14/2030	231	231	233	0.01
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	7.86%	9/3/2024	8/31/2028	5,904	5,904	5,963	0.25
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.36%	6/6/2024	4/5/2029	6,395	6,445	6,456	0.27
Titan Co-Borrower LLC	(8)	SOFR +	4.50%	8.78%	11/19/2024	2/15/2029	5,208	5,236	5,259	0.22
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.22%	1/19/2022	11/19/2028	9,752	9,388	9,599	0.40
								35,275	35,552	1.49
Media
McGraw-Hill Education, Inc.	(9)	SOFR +	4.00%	8.33%	11/25/2024	8/6/2031	4,777	4,842	4,837	0.20
Radiate Holdco, LLC	(10)	SOFR +	3.25%	7.72%	1/19/2022	9/25/2026	2,352	2,351	2,063	0.09
Sunrise Financing Partnership	(8)	SOFR +	2.93%	7.44%	6/7/2022	1/31/2029	3,346	3,309	3,368	0.14
								10,502	10,268	0.43
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.35%	1/19/2022	1/31/2029	18,060	18,131	18,131	0.76
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust Inc	(9)	SOFR +	3.50%	7.84%	11/14/2024	5/9/2029	4,987	4,993	5,003	0.21
Starwood Property Mortgage LLC	(4)(9)	SOFR +	2.25%	6.64%	12/12/2024	12/12/2029	2,757	2,750	2,753	0.12
								7,743	7,756	0.33
Oil, Gas & Consumable Fuels
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	8.38%	1/19/2022	12/21/2028	18,271	18,246	18,381	0.77
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.29%	9/26/2022	11/12/2027	74,498	73,633	72,263	3.05

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Professional Services
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.84%	12/17/2024	12/17/2031	$1,417	$1,414	$1,421	0.06%
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.25%	8.61%	4/22/2024	12/29/2028	2,977	2,970	2,999	0.13
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	7.11%	1/31/2024	1/31/2031	7,746	7,724	7,749	0.33
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.11%	1/19/2022	12/29/2028	27,572	26,895	26,790	1.13
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	8.86%	9/26/2022	11/2/2027	110,069	110,069	110,069	4.64
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	1/19/2022	4/9/2027	14,674	14,578	14,385	0.61
Dun & Bradstreet Corp	(8)	SOFR +	2.25%	6.59%	11/15/2024	1/18/2029	12,857	12,882	12,881	0.54
First Advantage Holdings, LLC	(8)	SOFR +	3.25%	7.82%	6/7/2022	10/31/2031	5,000	5,013	5,059	0.21
Kwor Acquisition, Inc.	(4)(11)(17)	P +	4.25%	12.25%	9/26/2022	12/22/2028	90,815	88,773	73,333	3.09
Mercury Borrower, Inc.	(8)	SOFR +	3.00%	7.36%	12/13/2024	8/2/2028	12,033	12,077	12,153	0.51
Mercury Borrower, Inc.	(9)	SOFR +	3.50%	8.19%	5/25/2022	8/2/2028	4,957	4,975	4,998	0.21
Ryan, LLC	(9)	SOFR +	3.50%	7.86%	11/7/2024	11/14/2030	9,977	10,057	10,017	0.42
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.59%	2/24/2023	7/31/2031	34,333	34,496	34,583	1.46
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	9.76%	9/26/2022	6/29/2028	118,000	117,281	118,000	4.98
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.15%	1/19/2022	11/8/2028	28,749	28,424	28,462	1.20
								477,628	462,899	19.52
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.96%	1/19/2022	8/8/2030	18,138	18,257	18,138	0.76
Software
Applied Systems, Inc.	(8)	SOFR +	3.00%	7.33%	11/25/2024	2/24/2031	14,962	15,118	15,125	0.64
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.34%	7/30/2024	7/30/2031	22,626	22,654	22,840	0.96
CDK Global Inc.	(8)	SOFR +	3.25%	7.58%	12/11/2024	7/6/2029	17,157	17,095	16,952	0.71
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031	37,330	37,485	37,496	1.58
Cloudera, Inc.	(9)	SOFR +	3.75%	8.21%	1/19/2022	10/8/2028	14,300	14,134	14,289	0.60
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	10.06%	9/26/2022	2/23/2029	32,504	31,899	26,247	1.11
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	1/19/2022	9/29/2028	14,339	14,428	14,451	0.61
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.20%	11/25/2024	12/1/2029	15,000	15,134	15,136	0.64
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030	26,757	26,969	27,044	1.14

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Software (continued)
Epicor Software Corp.	(10)	SOFR +	2.75%	7.11%	5/30/2024	5/30/2031	$15,865	$15,907	$15,998	0.67%
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.07%	6/11/2024	3/2/2028	10,380	10,361	10,214	0.43
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	5,641	5,641	5,686	0.24
Gen Digital Inc	(9)	SOFR +	1.75%	6.11%	6/5/2024	9/12/2029	2,587	2,587	2,582	0.11
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.00%	7.36%	9/26/2024	12/1/2027	9,364	9,420	9,454	0.40
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.36%	6/28/2024	9/27/2030	17,889	17,883	18,113	0.76
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.69%	1/19/2022	11/19/2026	3,075	3,068	2,719	0.11
Icon Parent Inc	(8)	SOFR +	3.00%	7.52%	11/7/2024	11/13/2031	30,000	30,147	30,145	1.27
ION Trading Finance Ltd.	(8)	SOFR +	4.00%	8.47%	6/3/2024	4/1/2028	16,774	16,839	16,824	0.71
ION Trading Finance Ltd.	(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028	9,435	9,435	9,460	0.40
Javelin Buyer Inc	(8)	SOFR +	3.25%	7.83%	12/6/2024	10/8/2031	30,000	30,281	30,272	1.28
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.93%	1/19/2022	8/9/2027	13,661	13,624	13,559	0.57
Magenta Security Holdings LLC	(11)	SOFR +	6.25%	10.84%	8/14/2024	7/27/2028	292	281	298	0.01
Magenta Security Holdings LLC	(10)(18)	SOFR +	6.75%	11.59%	8/14/2024	7/27/2028	829	791	767	0.03
Magenta Security Holdings LLC	(10)(18)	SOFR +	7.75%	12.60% (incl. 6.25% PIK)	8/14/2024	7/27/2028	638	496	384	0.02
Magenta Security Holdings LLC	(10)(17)(18)	SOFR +	7.00%	11.85% (incl. 5.50% PIK)	8/14/2024	7/27/2028	201	70	71	0.00
McAfee Corp.	(9)	SOFR +	3.00%	7.37%	5/31/2024	3/1/2029	21,282	21,307	21,327	0.90
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	1/19/2022	10/29/2028	50,559	50,070	47,526	2.00
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.19%	4/20/2022	5/2/2029	4,887	4,872	4,570	0.19
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.69%	8/9/2022	5/18/2028	27,019	26,221	27,019	1.14
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	9.10%	4/5/2023	5/18/2028	14,775	14,286	14,793	0.62
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.93%	1/19/2022	12/1/2027	107,669	106,341	107,669	4.54
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	9.93%	1/19/2022	12/1/2027	1,032	1,003	974	0.04
MRI Software, LLC	(11)	SOFR +	4.75%	9.08%	9/26/2022	2/10/2027	9,968	9,822	9,993	0.42
Nintex Topco Limited	(4)(8)	SOFR +	6.00%	10.76% (incl. 1.50% PIK)	1/19/2022	11/13/2028	32,668	32,283	30,381	1.28
Perforce Software, Inc.	(8)	SOFR +	4.75%	9.10%	12/18/2024	7/1/2029	10,794	10,632	10,678	0.45

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Software (continued)
Planview Parent Inc	(8)	SOFR +	3.50%	7.83%	12/17/2024	12/17/2027	$735	$733	$741	0.03%
Project Alpha Intermediate Holding Inc	(9)	SOFR +	3.25%	7.76%	11/22/2024	10/28/2030	20,656	20,605	20,814	0.88
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.94%	12/19/2024	7/20/2029	995	898	895	0.04
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.36%	5/28/2024	8/31/2028	23,679	23,775	23,821	1.00
Quartz Acquireco, LLC	(4)(8)	SOFR +	2.75%	7.08%	6/3/2024	6/28/2030	16,656	16,744	16,802	0.71
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.61%	10/5/2023	11/28/2028	5,198	5,187	5,243	0.22
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.12%	12/18/2024	5/12/2028	22,380	22,367	22,492	0.95
Solarwinds Holdings, Inc.	(8)	SOFR +	2.75%	7.11%	7/24/2024	2/5/2030	12,908	13,006	12,992	0.55
Sovos Compliance, LLC	(9)	SOFR +	4.50%	8.97%	1/19/2022	8/11/2028	11,520	11,467	11,619	0.49
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.94%	1/19/2022	10/5/2028	58,350	57,681	57,329	2.42
Surf Holdings, LLC	(8)	SOFR +	3.50%	7.95%	1/19/2022	3/5/2027	19,247	19,234	19,398	0.82
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.25%	1/19/2022	5/5/2028	58,781	58,418	56,344	2.38
UKG Inc	(8)	SOFR +	3.00%	7.62%	12/2/2024	2/10/2031	25,404	25,648	25,615	1.08
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.85%	1/19/2022	4/24/2028	5,897	5,863	5,818	0.25
VS Buyer, LLC	(8)	SOFR +	2.75%	7.12%	11/19/2024	4/12/2031	15,000	15,156	15,131	0.64
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	4,988	5,050	5,037	0.21
Zodiac Purchaser LLC	(4)(8)	SOFR +	3.50%	7.90%	12/13/2024	12/13/2031	5,000	4,975	4,988	0.21
								945,391	936,135	39.46
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.57%	1/19/2022	5/3/2026	36,866	36,723	36,866	1.55
EG America, LLC	(8)	SOFR +	4.25%	8.68%	7/12/2023	2/7/2028	6,170	6,200	6,233	0.26
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.50%	7.86%	11/19/2024	5/4/2028	9,975	10,062	10,054	0.42
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.11%	3/15/2024	3/15/2030	12,233	12,303	12,279	0.52
								65,288	65,432	2.75
Technology Hardware, Storage & Peripherals
Sandisk Corp	(8)	SOFR +	3.00%	7.40%	12/13/2024	12/13/2031	11,430	11,259	11,255	0.47
Textiles, Apparel & Luxury Goods
Champ Acquisition Corp	(8)	SOFR +	4.50%	8.86%	11/8/2024	11/25/2031	678	671	685	0.03

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien Debt (continued)
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.22%	1/19/2022	3/31/2028	$13,705	$13,577	$13,818	0.58%
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.10%	1/19/2022	1/31/2028	6,799	6,657	6,712	0.28
Hillman Group Inc	(9)	SOFR +	2.25%	6.61%	11/7/2024	7/14/2028	3,987	3,993	4,012	0.17
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	1/19/2022	12/22/2028	5,830	5,798	5,885	0.25
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.88%	12/12/2024	6/7/2031	6,394	6,432	6,423	0.27
Johnstone Supply, LLC	(8)	SOFR +	3.00%	7.51%	12/2/2024	6/7/2031	5,000	5,034	5,022	0.21
Kodiak BP, LLC	(8)	SOFR +	3.75%	8.27%	1/19/2022	12/4/2031	15,000	14,981	15,029	0.63
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.10%	1/19/2022	12/28/2027	3,334	3,303	3,262	0.14
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.43%	1/19/2022	4/1/2027	8,599	8,526	8,040	0.34
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.61%	6/13/2024	10/19/2029	16,935	16,973	16,988	0.72
								85,274	85,191	3.59
Transportation Infrastructure
Liquid Tech Solutions Holdings LLC	(4)(10)	SOFR +	3.75%	8.10%	12/17/2024	3/20/2028	4,936	4,936	4,948	0.21
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.27%	1/19/2022	10/19/2027	11,703	11,646	11,352	0.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	1/19/2022	10/19/2027	6,737	6,688	6,535	0.28
								23,270	22,835	0.97
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	1/19/2022	12/17/2027	18,576	18,540	18,618	0.78
Total First Lien Debt								5,462,023	5,386,488	227.02

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	10.21%	7/29/2022	12/10/2029		$5,301	$4,893	$5,271	0.22%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,329	7,659	0.32
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.44%	1/19/2022	10/15/2027	24,712		24,606	22,735	0.96
									32,935	30,394	1.28
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	6.50%	11.35%	9/26/2022	8/31/2029	37,847		37,274	34,441	1.45
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.47%	1/19/2022	11/19/2029	66,704		65,816	63,702	2.69
Software
Vision Solutions, Inc.	(10)	SOFR +	7.25%	12.10%	9/26/2022	4/23/2029	24,942		22,600	24,134	1.02
Total Second Lien Debt									163,518	157,942	6.66
Bond
Software
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.68%	12/17/2022	12/30/2029	EUR	69,750	72,499	72,251	3.05
Total Bond									72,499	72,251	3.05

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			1/19/2022		194	$208	$266	0.01%
Mode Holdings, L.P. - Class A-2 Common Units	(4)			1/19/2022		1,230,769	2,215	1,071	0.05
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	12,996	0.55
							18,692	14,333	0.61
Capital Markets
Resolute Investment Managers, Inc. - Common Equity	(4)			12/29/2023		11,751	294	91	0.00
Chemicals
Pigments Holdings LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		1	92	18	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,582	0.07
							2,111	1,600	0.07
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,393	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	29	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	8	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	37	0.00
Software
Descartes Holdings, Inc - Class A Common Stock	(4)			10/9/2023		168,057	728	12	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%	1/19/2022		5,773	5,700	7,476	0.32
							6,428	7,488	0.32

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
Equity (continued)
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	$3,542	$4,335	0.18%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)			1/19/2022		3,936	376	1,066	0.04
Total Equity							32,899	30,343	1.28
Total Investment Portfolio							5,730,939	5,647,024	238.01
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.34%				466	466	0.02
Dreyfus Treasury Obligations Cash Management			4.24%				384	384	0.02
Other Cash and Cash Equivalents							149,811	150,195	6.33
Total Portfolio Investments, Cash and Cash Equivalents							$5,881,600	$5,798,069	244.38%
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
(6)Reserved.
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

BCRED Emerald JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
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
(16)Reserved.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of March 31, 2025 and December 31, 2024 (Unaudited):

	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $6,263,663 and $5,730,939, respectively)	$6,141,073	$5,647,024
Cash and cash equivalents	186,575	150,661
Interest receivable	44,384	34,431
Receivable for investments sold	53,181	65,644
Deferred financing costs	4,955	11,005
Total assets	$6,430,168	$5,908,765
LIABILITIES
Debt (net of unamortized debt issuance costs of $5,822 and $0, respectively)	$3,224,613	$2,169,241
Distribution payable	74,739	75,514
Payable for investments purchased and other liabilities	817,417	1,292,277
Total liabilities	4,116,769	3,537,032
PARTNERS’ CAPITAL
Partners’ capital	2,313,399	2,371,733
Total partners’ capital	2,313,399	2,371,733
Total liabilities and partners’ capital	$6,430,168	$5,908,765
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three months ended March 31, 2025 and March 31, 2024 (Unaudited):

	Three Months Ended March 31,
	2025	2024
Investment income:
Interest income	$119,223	$152,314
Payment-in-kind interest income	4,969	1,898
Other income	278	585
Total investment income	124,470	154,797
Expenses:
Interest expense	47,848	50,974
Other expenses	797	617
Total expenses	48,645	51,591
Net investment income before tax expense	75,825	103,206
Tax expense	—	—
Net investment income after tax expense	75,825	103,206
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency and income tax (provision) benefit	(42,710)	(3,125)
Net realized gain (loss) on investments and foreign currency	(16,709)	2,761
Total net realized and change in unrealized gain (loss)	(59,419)	(364)
Net increase (decrease) in partners’ capital resulting from operations	$16,406	$102,842

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
BCRED Verdelite JV
BCRED Verdelite JV LP (“Verdelite JV”), a Delaware limited partnership, was formed as a joint venture between the Company and an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”), commenced operations on October 21, 2022 and operates under a limited partnership agreement. The Verdelite JV’s principal purpose is to make investments, primarily in broadly syndicated loans.
On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV.
As of March 31, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million. As of March 31, 2025 and December 31, 2024, $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV.
As of March 31, 2025 and December 31, 2024, the Company and the Verdelite JV Partner’s equity ownership interests in the Verdelite JV were 87.5% and 12.5%, respectively.
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
The Company has determined that the Verdelite JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Further, the Company has a variable interest in the Verdelite JV and has determined that the Verdelite JV is a variable interest entity under ASC 810. However, the Company is not deemed to be the primary beneficiary of the Verdelite JV as there is equal power between the Company and the Verdelite JV Partner. Accordingly, the Company does not consolidate the Verdelite JV.
The Company's investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024.

The following table presents the consolidated schedule of investments of the Verdelite JV as of March 31, 2025:

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien
Aerospace & Defense
KBR, Inc.	(8)	SOFR +	2.00%	6.32%	8/14/2024	1/17/2031	$503	$503	$502	0.38%
Peraton Corp.	(10)	SOFR +	3.75%	8.17%	11/16/2022	2/1/2028	4,967	4,921	4,431	3.38
TransDigm Inc	(8)	SOFR +	2.50%	6.80%	11/28/2023	2/28/2031	5,941	5,938	5,915	4.51
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	6.57%	11/16/2022	12/6/2030	5,560	5,538	5,490	4.19
								16,900	16,338	12.46
Air Freight & Logistics
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.07%	11/16/2022	9/15/2028	153	153	153	0.12
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.57%	2/15/2023	2/15/2028	2,970	2,970	2,928	2.23
American Airlines, Inc.	(8)	SOFR +	1.75%	6.17%	11/16/2022	1/29/2027	495	494	491	0.37
Apple Bidco LLC	(8)	SOFR +	2.50%	6.82%	11/16/2022	9/23/2031	3,466	3,454	3,445	2.63
United Airlines, Inc.	(8)	SOFR +	2.00%	6.30%	2/22/2024	2/22/2031	2,291	2,291	2,289	1.75
								9,209	9,153	6.98
Auto Components
Clarios Global LP	(8)	SOFR +	2.50%	6.82%	7/16/2024	5/6/2030	2,957	2,957	2,922	2.23
Clarios Global LP	(8)	SOFR +	2.75%	7.07%	3/12/2025	1/28/2032	2,500	2,483	2,467	1.88
First Brands Group, LLC	(11)	SOFR +	5.00%	9.55%	12/15/2022	3/30/2027	3,733	3,695	3,479	2.65
								9,135	8,868	6.76
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.55%	11/16/2022	3/31/2028	3,414	3,414	3,404	2.60
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	6.46%	11/16/2022	11/15/2027	3,114	3,102	3,088	2.35
Broadline Retail
Peer Holding III BV	(8)	SOFR +	2.50%	6.80%	6/26/2024	7/1/2031	1,938	1,938	1,937	1.48
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.66%	11/16/2022	4/12/2028	3,938	3,890	3,333	2.54
Griffon Corporation	(8)	SOFR +	2.00%	6.30%	6/26/2024	1/24/2029	3,454	3,462	3,457	2.64
Gulfside Supply Inc	(8)	SOFR +	3.00%	7.30%	6/17/2024	6/17/2031	622	620	617	0.47
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.17%	6/6/2024	5/31/2031	5,976	5,922	5,533	4.22
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.32%	3/28/2024	3/21/2031	2,049	2,040	2,017	1.54
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	11/16/2022	4/29/2029	2,414	2,418	2,265	1.73
Resideo Funding Inc	(8)	SOFR +	1.75%	6.05%	6/14/2024	6/13/2031	546	546	545	0.42
Standard Industries Inc	(9)	SOFR +	1.75%	6.07%	11/16/2022	9/22/2028	555	555	555	0.42
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.67%	11/16/2022	11/3/2028	3,120	3,016	3,095	2.36
								22,469	21,417	16.34

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.82%	2/27/2025	2/27/2032	$3,518	$3,510	$3,512	2.68%
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.82%	5/29/2024	8/9/2030	5,390	5,388	5,352	4.08
Citco Funding, LLC	(9)	SOFR +	2.75%	6.93%	6/13/2024	4/27/2028	985	984	988	0.75
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	7.07%	1/31/2025	9/15/2031	2,494	2,477	2,473	1.89
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031	1,442	1,438	1,434	1.09
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	7.29%	3/19/2024	3/21/2031	1,482	1,482	1,471	1.12
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.32%	6/5/2024	4/7/2028	3,870	3,870	3,864	2.95
								19,149	19,094	14.56
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	3.25%	7.65%	3/28/2024	3/3/2031	896	896	892	0.68
Nouryon USA, LLC	(8)	SOFR +	3.25%	7.55%	4/26/2024	4/3/2028	3,684	3,684	3,683	2.81
								4,580	4,575	3.49
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.25%	8.54%	8/18/2023	8/18/2028	5,424	5,295	5,432	4.14
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.17%	11/16/2022	5/12/2028	4,407	4,335	4,408	3.36
Anticimex, Inc.	(9)	SOFR +	3.15%	7.49%	11/16/2022	11/16/2028	4,343	4,307	4,338	3.31
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	6.07%	5/23/2024	5/23/2031	1,339	1,336	1,337	1.02
Belfor Holdings, Inc.	(4)(9)	SOFR +	3.00%	7.32%	11/3/2023	11/1/2030	986	986	986	0.75
EAB Global, Inc.	(9)	SOFR +	3.00%	7.32%	11/16/2022	8/16/2030	8,789	8,706	8,536	6.51
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.30%	11/16/2022	8/31/2028	2,474	2,398	2,258	1.72
Garda World Security, Corp.	(8)	SOFR +	3.00%	7.32%	8/6/2024	2/1/2029	3,808	3,808	3,799	2.90
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.05%	1/26/2024	7/25/2030	3,372	3,351	3,353	2.56
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.32%	4/15/2024	10/13/2030	6,250	6,237	6,223	4.75
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	6.07%	1/29/2025	8/31/2028	2,494	2,472	2,477	1.89
TRC Cos, LLC	(8)	SOFR +	3.00%	7.32%	11/16/2022	12/8/2028	5,490	5,489	5,445	4.15
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.48%	11/16/2022	1/21/2029	2,312	2,273	2,143	1.63
								50,993	50,735	38.69
Construction & Engineering
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	7.32%	7/23/2024	5/17/2028	2,956	2,956	2,942	2.24
Groundworks, LLC	(8)	SOFR +	3.00%	7.31%	3/14/2024	3/14/2031	1,592	1,578	1,562	1.19
Groundworks, LLC	(7)(8)	SOFR +	3.00%	7.31%	3/14/2024	3/14/2031	47	46	41	0.03
Touchdown Acquirer, Inc.	(8)	SOFR +	2.75%	7.08%	8/21/2024	2/21/2031	1,395	1,395	1,381	1.05
								5,975	5,926	4.51

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Construction Materials
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.08%	10/23/2024	9/20/2030	$2,621	$2,621	$2,612	1.99%
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	6.32%	5/17/2024	5/17/2031	1,198	1,195	1,187	0.91
Containers & Packaging
Altium Packaging, LLC	(8)	SOFR +	2.50%	6.82%	6/11/2024	6/11/2031	532	532	520	0.40
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.57%	12/13/2024	7/18/2029	744	744	745	0.57
Berlin Packaging, LLC	(8)	SOFR +	3.50%	7.83%	6/7/2024	6/7/2031	4,466	4,466	4,456	3.40
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.50%	11/16/2022	4/13/2029	3,136	3,093	3,126	2.38
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.82%	7/31/2024	8/4/2027	2,634	2,634	2,634	2.01
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.30%	4/9/2024	9/15/2028	5,046	5,046	5,025	3.83
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.07%	7/19/2024	8/12/2028	2,102	2,102	2,100	1.60
SupplyOne, Inc.	(8)	SOFR +	3.75%	8.07%	4/19/2024	4/19/2031	1,695	1,688	1,700	1.30
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.69%	11/16/2022	3/3/2028	4,490	4,396	4,456	3.40
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	4,408	4,408	4,267	3.25
								29,109	29,029	22.14
Diversified Consumer Services
Bright Horizons Family Solutions, LLC	(9)	SOFR +	1.75%	6.07%	11/16/2022	11/24/2028	3,217	3,217	3,219	2.45
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.82%	11/22/2024	3/22/2031	3,450	3,442	3,427	2.61
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.08%	11/16/2022	7/6/2029	2,955	2,905	2,954	2.25
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.82%	2/1/2024	12/21/2029	3,975	3,956	3,965	3.02
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.45%	11/16/2022	3/12/2029	4,193	4,110	4,179	3.19
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.79%	3/27/2024	3/21/2031	719	719	717	0.55
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.57%	11/16/2022	12/15/2028	3,256	3,218	3,226	2.46
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.33%	9/29/2023	9/29/2030	3,379	3,312	3,379	2.58
University Support Services, LLC	(9)	SOFR +	2.75%	7.06%	11/16/2022	2/10/2029	3,804	3,773	3,779	2.88
Wand NewCo 3, Inc.	(8)	SOFR +	2.50%	6.82%	7/30/2024	1/30/2031	1,941	1,941	1,915	1.46
								30,593	30,760	23.45
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.32%	12/28/2023	1/31/2031	849	844	846	0.65

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC	(8)	SOFR +	3.25%	7.57%	11/16/2022	1/31/2028	$2,450	$2,438	$2,401	1.83%
Zacapa, LLC	(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029	4,491	4,491	4,492	3.43
								6,929	6,893	5.26
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	1.75%	6.04%	4/16/2024	4/16/2031	1,760	1,756	1,759	1.34
Tiger Acquisition, LLC	(8)	SOFR +	2.75%	7.07%	11/16/2022	6/1/2028	1,735	1,735	1,732	1.32
Vistra Operations Co, LLC	(8)	SOFR +	1.75%	6.07%	11/16/2022	12/20/2030	2,614	2,592	2,609	1.99
								6,083	6,100	4.65
Electrical Equipment
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.56%	1/25/2024	1/27/2031	997	990	990	0.75
Generac Power Systems Inc	(8)	SOFR +	1.75%	6.06%	7/3/2024	7/3/2031	3,780	3,776	3,789	2.89
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.76%	11/16/2022	6/21/2028	4,207	4,112	4,165	3.18
								8,878	8,944	6.82
Electronic Equipment, Instruments & Components
Celestica Inc.	(8)	SOFR +	1.75%	6.07%	6/20/2024	6/20/2031	3,474	3,474	3,478	2.65
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.30%	11/16/2022	3/2/2028	2,633	2,572	2,496	1.90
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.79%	7/1/2024	7/1/2031	3,491	3,427	3,388	2.58
								9,473	9,362	7.13
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.00%	7.30%	3/26/2024	3/26/2031	1,187	1,184	1,188	0.91
Entertainment
Live Nation Entertainment Inc	(8)	SOFR +	1.75%	6.17%	11/16/2022	10/19/2026	3,463	3,466	3,464	2.64
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.57%	6/17/2024	6/17/2031	4,917	4,895	4,865	3.71
Paysafe Holdings US Corp	(9)	SOFR +	2.75%	7.19%	11/16/2022	6/28/2028	1,941	1,934	1,941	1.48
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.32%	2/9/2024	2/7/2031	1,017	1,015	1,016	0.77
Solera, LLC	(9)(18)	SOFR +	4.00%	8.55%	11/16/2022	6/2/2028	2,251	2,192	2,161	1.65
								10,036	9,983	7.61
Food Products
CHG PPC Parent, LLC	(4)(9)	SOFR +	3.00%	7.44%	11/16/2022	12/8/2028	2,939	2,880	2,939	2.24
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.00%	6.24%	3/11/2025	9/30/2031	3,000	2,980	2,984	2.28
Saratoga Food Specialties, LLC	(8)	SOFR +	3.25%	7.55%	3/7/2024	3/7/2029	719	719	720	0.55
								6,579	6,643	5.07

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Ground Transportation
Genesee & Wyoming Inc	(8)	SOFR +	1.75%	6.05%	4/10/2024	4/10/2031	$4,303	$4,284	$4,268	3.25%
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	3.75%	8.18%	4/8/2024	2/28/2029	4,075	4,081	4,075	3.11
Resonetics, LLC	(10)	SOFR +	3.25%	7.55%	12/6/2024	6/18/2031	3,547	3,547	3,531	2.69
								7,628	7,606	5.80
Health Care Providers & Services
Agiliti Health, Inc.	(8)	SOFR +	3.00%	7.31%	5/1/2023	5/1/2030	3,465	3,467	3,289	2.51
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	7.30%	3/10/2025	9/29/2028	997	997	997	0.76
Concentra Health Services, Inc.	(4)(8)	SOFR +	2.00%	6.32%	7/26/2024	6/26/2031	2,138	2,138	2,138	1.63
Davita Inc	(8)	SOFR +	2.00%	6.32%	5/9/2024	5/9/2031	3,483	3,483	3,482	2.66
Ensemble RCM, LLC	(8)	SOFR +	3.00%	7.29%	1/30/2024	8/1/2029	936	928	936	0.71
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.07%	11/16/2022	11/1/2028	4,766	4,717	4,763	3.63
Hunter US Bidco Inc.	(4)(9)	SOFR +	4.25%	8.65%	11/16/2022	8/19/2028	1,000	995	961	0.73
MED ParentCo LP	(8)	SOFR +	3.50%	7.82%	10/18/2024	4/15/2031	1,189	1,189	1,188	0.91
Outcomes Group Holdings Inc	(8)	SOFR +	3.25%	7.57%	5/6/2024	5/6/2031	2,065	2,065	2,068	1.58
Pediatric Associates Holding Co., LLC	(9)	SOFR +	3.25%	7.80%	11/16/2022	12/29/2028	639	632	598	0.46
Surgery Centers Holdings, Inc.	(8)	SOFR +	2.75%	7.07%	6/20/2024	12/19/2030	1,033	1,033	1,033	0.79
								21,644	21,453	16.37
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.00%	7.32%	11/16/2022	2/15/2029	6,492	6,269	6,427	4.90
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.06%	5/1/2024	5/1/2031	5,179	5,156	5,075	3.87
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.40%	11/16/2022	10/1/2027	1,969	1,925	1,852	1.41
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.57%	12/30/2024	10/22/2029	2,058	2,058	2,053	1.57
								15,408	15,407	11.75

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Co	(4)(8)	SOFR +	2.75%	7.07%	11/7/2024	8/17/2028	$2,285	$2,285	$2,285	1.74%
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.56%	2/6/2023	2/6/2030	1,338	1,329	1,333	1.02
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.56%	2/6/2024	2/6/2031	2,797	2,791	2,783	2.12
Carnival Finance, LLC	(10)	SOFR +	2.00%	6.32%	4/25/2024	10/18/2028	2,321	2,321	2,322	1.77
Cedar Fair, L.P.	(8)	SOFR +	2.00%	6.32%	5/1/2024	5/1/2031	722	721	721	0.55
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	6.05%	11/24/2023	11/30/2030	2,393	2,393	2,387	1.82
Fertitta Entertainment, LLC	(9)	SOFR +	3.50%	7.82%	11/16/2022	1/27/2029	2,744	2,712	2,706	2.06
GVC Finance, LLC	(9)	SOFR +	2.75%	7.05%	5/8/2024	10/31/2029	3,366	3,373	3,373	2.57
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.00%	6.32%	1/17/2024	1/17/2031	709	707	705	0.54
IRB Holding Corp.	(10)	SOFR +	2.50%	6.82%	12/11/2024	12/15/2027	5,520	5,517	5,491	4.19
LC Ahab US Bidco, LLC	(4)(8)	SOFR +	3.00%	7.32%	5/1/2024	5/1/2031	668	665	664	0.51
Marriott Ownership Resorts Inc	(8)	SOFR +	2.25%	6.57%	4/1/2024	4/1/2031	3,119	3,140	3,119	2.38
Mic Glen, LLC	(9)	SOFR +	3.50%	7.82%	11/16/2022	7/21/2028	3,339	3,339	3,347	2.55
New Red Finance, Inc.	(8)	SOFR +	1.75%	6.07%	6/16/2024	9/12/2030	2,911	2,888	2,889	2.20
Ovg Business Services, LLC	(8)	SOFR +	3.00%	7.32%	6/25/2024	6/25/2031	1,505	1,498	1,501	1.14
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.30%	6/11/2024	4/4/2029	2,970	2,970	2,956	2.25
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.82%	9/26/2024	1/31/2031	1,593	1,593	1,594	1.22
Whatabrands, LLC	(9)	SOFR +	2.50%	6.82%	12/11/2024	8/3/2028	5,504	5,502	5,487	4.18
								45,744	45,663	34.81
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.31%	12/5/2024	7/31/2028	6,766	6,751	6,712	5.12
Household Products
Energizer Holdings, Inc.	(8)	SOFR +	2.00%	6.32%	5/29/2024	12/22/2027	727	724	728	0.56
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	6.07%	3/10/2025	1/31/2031	1,000	998	997	0.76

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Insurance
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.57%	11/16/2022	1/30/2032	$1,496	$1,488	$1,486	1.13%
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.82%	2/16/2024	2/14/2031	4,891	4,884	4,903	3.74
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.00%	7.31%	12/11/2024	5/26/2031	3,998	3,998	3,992	3.04
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.32%	6/14/2024	6/14/2031	5,557	5,546	5,516	4.21
HUB International, Ltd.	(8)	SOFR +	2.50%	6.79%	7/30/2024	6/20/2030	667	667	665	0.51
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.82%	8/2/2024	4/18/2030	2,393	2,393	2,395	1.83
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.32%	11/22/2024	2/15/2031	1,975	1,975	1,964	1.50
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.32%	7/2/2024	7/2/2031	2,118	2,118	2,107	1.61
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	3,493	3,476	3,464	2.64
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	1,448	1,441	1,436	1.09
								27,986	27,928	21.30
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.00%	7.31%	7/16/2024	7/16/2031	5,514	5,499	5,489	4.19
TripAdvisor, Inc.	(8)	SOFR +	2.75%	7.05%	7/8/2024	7/8/2031	2,380	2,375	2,349	1.79
								7,874	7,838	5.98
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.00%	7.30%	8/2/2024	2/1/2031	3,356	3,352	3,354	2.56
Chrysaor Bidco S.à r.l.	(7)(9)	SOFR +	3.50%	7.79%	7/17/2024	10/30/2031	769	769	772	0.59
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.32%	11/16/2022	10/16/2026	2,041	2,016	1,990	1.52
Fortress Intermediate 3 Inc	(8)	SOFR +	3.75%	8.07%	6/27/2024	6/27/2031	2,488	2,481	2,486	1.90
Newfold Digital Holdings Group Inc	(10)	SOFR +	3.50%	7.92%	11/16/2022	2/10/2028	3,036	2,907	2,224	1.70
ThoughtWorks, Inc.	(9)	SOFR +	2.75%	7.19%	11/16/2022	3/24/2028	2,278	2,245	2,232	1.70
Virtusa Corp.	(10)	SOFR +	3.25%	7.57%	6/21/2024	2/15/2029	4,982	4,982	4,977	3.80
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.25%	6.57%	3/14/2024	3/1/2030	893	893	893	0.68
								19,645	18,928	14.45
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.50%	7.80%	2/5/2024	11/12/2029	2,525	2,515	2,432	1.85
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.82%	1/10/2025	11/15/2028	2,840	2,840	2,837	2.16

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.81%	7/2/2024	3/16/2030	$2,219	$2,219	$2,223	1.70%
Innio North America Holding, Inc.	(8)	SOFR +	2.50%	6.81%	7/12/2024	11/2/2028	670	670	671	0.51
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	3.00%	7.32%	12/11/2024	6/14/2030	2,310	2,310	2,301	1.76
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	7.07%	9/3/2024	8/31/2028	3,730	3,730	3,724	2.84
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.32%	6/6/2024	4/5/2029	3,014	3,014	3,012	2.30
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.50%	7.74%	3/14/2024	4/30/2030	4,329	4,328	4,323	3.30
								16,271	16,254	12.41
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.57%	12/13/2024	12/21/2028	389	389	385	0.29
American Greetings Corp	(8)	SOFR +	5.75%	10.07%	4/30/2024	10/30/2029	1,284	1,263	1,291	0.98
Cogeco Communications Finance USA LP	(9)	SOFR +	2.50%	6.94%	9/29/2023	9/1/2028	2,431	2,382	2,399	1.83
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.75%	7.06%	8/15/2024	2/21/2031	660	661	660	0.50
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	7.72%	3/2/2023	3/31/2031	2,727	2,707	2,630	2.01
								7,402	7,365	5.61
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	2.75%	7.07%	8/21/2024	8/18/2030	636	636	632	0.48
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.29%	3/19/2025	1/31/2029	998	996	991	0.76
								1,632	1,623	1.24
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust Inc	(9)	SOFR +	3.50%	7.82%	11/16/2022	5/9/2029	2,425	2,351	2,421	1.85
Oil, Gas & Consumable Fuels
AL GCX Holdings, LLC	(9)	SOFR +	2.00%	6.31%	11/16/2022	5/17/2029	2,561	2,556	2,556	1.95
Buckeye Partners LP	(8)	SOFR +	1.75%	6.07%	2/6/2024	11/1/2026	1,733	1,735	1,735	1.32
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.54%	11/16/2022	12/21/2028	2,962	2,962	2,931	2.24
GIP Pilot Acquisition Partners, LP	(8)	SOFR +	2.00%	6.30%	5/22/2024	10/4/2030	1,115	1,115	1,112	0.85
								8,368	8,334	6.36
Pharmaceuticals
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	6.17%	11/16/2022	8/1/2027	2,361	2,362	2,359	1.80

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Professional Services
AG Group Holdings Inc	(9)	SOFR +	4.25%	8.57%	11/16/2022	12/29/2028	$3,815	$3,749	$3,751	2.86%
AlixPartners, LLP	(9)	SOFR +	2.50%	6.94%	11/16/2022	2/4/2028	2,354	2,349	2,356	1.80
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2031	1,139	1,136	1,128	0.86
Ascensus Group Holdings Inc	(9)	SOFR +	3.00%	7.32%	12/13/2024	8/2/2028	4,595	4,590	4,573	3.49
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	7.07%	1/31/2024	1/31/2031	2,700	2,694	2,667	2.03
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.07%	11/16/2022	12/29/2028	1,900	1,892	1,835	1.40
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	11/16/2022	4/9/2027	3,723	3,675	3,542	2.70
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.32%	2/28/2024	2/28/2031	1,202	1,192	1,202	0.92
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	11/16/2022	11/6/2028	482	468	479	0.37
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	7.07%	5/31/2024	6/2/2031	2,366	2,366	2,357	1.80
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.55%	7/1/2024	7/3/2031	2,566	2,564	2,573	1.96
Ryan, LLC	(9)	SOFR +	3.50%	7.82%	11/9/2023	11/14/2030	2,375	2,348	2,370	1.81
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.31%	2/24/2023	7/31/2031	4,702	4,679	4,692	3.58
Trans Union, LLC	(9)	SOFR +	1.75%	6.07%	1/30/2024	6/24/2031	4,516	4,511	4,507	3.44
TTF Lower Intermediate LLC	(8)	SOFR +	3.75%	8.00%	7/18/2024	7/18/2031	1,254	1,243	1,235	0.94
VT Topco, Inc.	(9)	SOFR +	3.00%	7.30%	4/3/2024	8/9/2030	1,024	1,024	1,024	0.78
								40,480	40,291	30.74
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(4)(9)	SOFR +	2.75%	7.07%	6/18/2024	1/31/2030	1,746	1,746	1,743	1.33
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	3.25%	7.57%	9/25/2024	1/31/2030	1,665	1,665	1,666	1.27
								3,411	3,409	2.60
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	7.25%	3/24/2025	2/1/2029	997	989	986	0.75

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Software
Applied Systems, Inc.	(8)	SOFR +	2.75%	7.05%	2/23/2024	2/24/2031	$174	$174	$174	0.13%
BEP Intermediate Holdco, LLC	(8)	SOFR +	3.25%	7.57%	4/26/2024	4/25/2031	740	740	742	0.57
Boost Newco Borrower, LLC	(8)	SOFR +	2.00%	6.30%	8/1/2024	1/31/2031	5,821	5,821	5,790	4.42
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.29%	7/30/2024	7/30/2031	6,266	6,253	6,166	4.70
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031	2,415	2,412	2,395	1.83
Cloud Software Group, Inc.	(9)	SOFR +	3.50%	7.83%	3/11/2025	3/30/2029	2,000	1,984	1,984	1.51
Cloudera, Inc.	(9)	SOFR +	3.75%	8.17%	11/16/2022	10/8/2028	3,523	3,440	3,482	2.66
Conga Corp.	(10)	SOFR +	3.50%	7.79%	8/8/2024	5/8/2028	3,519	3,519	3,527	2.69
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	11/16/2022	9/29/2028	3,485	3,406	3,486	2.66
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.19%	11/16/2022	10/16/2028	2,145	2,013	1,869	1.43
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.07%	5/1/2024	11/30/2029	6,953	6,944	6,884	5.25
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030	4,446	4,446	4,453	3.40
Ellucian Holdings, Inc.	(9)	SOFR +	3.00%	7.32%	2/29/2024	10/9/2029	2,659	2,659	2,658	2.03
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.79%	6/11/2024	3/2/2028	3,846	3,838	3,575	2.73
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	600	600	598	0.46
Gen Digital Inc	(9)	SOFR +	1.75%	6.07%	6/5/2024	9/12/2029	8,337	8,318	8,293	6.32
Genesys Cloud Services Holdings II, LLC	(8)	SOFR +	2.50%	6.82%	9/26/2024	1/30/2032	1,000	992	991	0.76
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.55%	6/28/2024	9/27/2030	5,820	5,820	5,727	4.37
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	6.07%	5/31/2024	5/30/2031	744	744	741	0.57
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.39%	11/16/2022	11/19/2026	3,508	3,372	3,220	2.46
ION Trading Finance Ltd.	(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028	3,126	3,124	3,104	2.37
McAfee Corp.	(9)	SOFR +	3.00%	7.31%	5/31/2024	3/1/2029	3,528	3,528	3,376	2.57
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	8.89%	11/16/2022	5/2/2029	3,361	3,294	2,857	2.18
Planview Parent Inc	(8)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2027	1,901	1,901	1,885	1.44
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.58%	5/14/2024	10/28/2030	3,251	3,251	3,247	2.48

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Software (continued)
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.32%	5/28/2024	8/31/2028	$2,970	$2,970	$2,964	2.26%
Quartz Acquireco, LLC	(4)(8)	SOFR +	2.25%	6.55%	6/3/2024	6/28/2030	1,963	1,963	1,953	1.49
RealPage, Inc.	(9)	SOFR +	3.00%	7.56%	11/16/2022	4/24/2028	2,733	2,674	2,700	2.06
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.56%	10/5/2023	11/28/2028	3,563	3,535	3,559	2.71
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.07%	12/18/2024	5/12/2028	3,586	3,586	3,565	2.72
Sovos Compliance, LLC	(8)	SOFR +	4.00%	8.32%	11/16/2022	8/12/2029	3,510	3,510	3,499	2.67
Surf Holdings, LLC	(8)	SOFR +	3.50%	7.94%	11/16/2022	3/5/2027	3,508	3,488	3,513	2.68
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.55%	11/16/2022	4/24/2028	3,623	3,457	3,503	2.67
Webpros US Bidco, Inc.	(8)	SOFR +	3.75%	8.07%	3/28/2024	3/28/2031	648	647	651	0.50
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	2,090	2,090	2,092	1.60
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.82%	2/14/2025	2/14/2032	1,000	996	989	0.75
								111,509	110,212	84.10
Specialty Retail
Apro, LLC	(8)	SOFR +	3.75%	8.05%	7/9/2024	7/9/2031	3,932	3,923	3,925	2.99
CWGS Group, LLC	(10)	SOFR +	2.50%	6.94%	11/16/2022	6/3/2028	2,481	2,424	2,406	1.83
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.57%	1/23/2025	1/23/2032	998	999	997	0.76
HomeServe USA Holding Corp	(8)	SOFR +	2.00%	6.32%	5/29/2024	10/21/2030	821	821	814	0.62
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	7.31%	7/18/2024	5/4/2028	3,043	3,043	3,027	2.31
								11,210	11,169	8.51
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	7.33%	2/21/2025	2/20/2032	2,500	2,458	2,465	1.88
Xerox, Corp.	(9)	SOFR +	4.00%	8.30%	11/17/2023	11/17/2029	2,326	2,302	2,224	1.70
								4,760	4,689	3.58
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	6.07%	1/31/2024	1/31/2031	678	677	678	0.52
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	6.07%	6/22/2023	6/24/2030	2,730	2,712	2,731	2.08
Core & Main, LP	(8)	SOFR +	2.00%	6.27%	2/9/2024	2/9/2031	1,075	1,075	1,074	0.82
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.55%	11/16/2022	3/31/2028	7,054	7,053	7,012	5.35
FleetPride, Inc.	(9)	SOFR +	4.50%	8.82%	9/29/2023	9/29/2028	3,725	3,694	3,459	2.64
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	7.80%	11/16/2022	1/31/2028	2,954	2,934	2,812	2.14
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	11/16/2022	12/22/2028	4,310	4,196	4,320	3.29
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.82%	12/12/2024	6/9/2031	1,291	1,291	1,283	0.98
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.82%	11/16/2022	12/28/2027	2,427	2,411	2,237	1.71
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.42%	3/25/2024	3/25/2031	1,738	1,730	1,672	1.28
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.57%	6/13/2024	10/19/2029	4,402	4,393	4,279	3.26
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	7.07%	9/20/2024	8/1/2030	3,831	3,818	3,798	2.90
								35,984	35,355	26.97

BCRED Verdelite JV LP Consolidated Schedule of Investments March 31, 2025 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital
First Lien (continued)
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	11/16/2022	12/17/2027	$5,290	$5,256	$5,298	4.04%
Total First Lien Debt								680,033	674,261	514.29
Total Investment Portfolio								680,033	674,261	514.29
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				4.20%				77,930	77,930	59.43
Other Cash and Cash Equivalents								31,733	31,733	24.20
Total Portfolio Investments, Cash and Cash Equivalents								$789,696	$783,924	597.92%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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
(6)Reserved.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Chrysaor Bidco S.à r.l.	Delayed Draw Term Loan	7/17/2026	$57	$—
Groundworks, LLC	Delayed Draw Term Loan	3/14/2026	248	—
Total Unfunded Commitments			$305	$—
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Reserved.

(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of March 31, 2025, the aggregate fair value of these securities is $674.3 million or 514.29% of the Company’s net assets. The initial acquisition dates have been included for such securities.

The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2024:

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien
Aerospace & Defense
KBR, Inc.	(8)	SOFR +	2.00%	6.36%	8/14/2024	1/17/2031	$504	$504	$506	0.33%
Ovation Parent, Inc.	(10)	SOFR +	3.50%	7.83%	4/19/2024	3/27/2031	933	931	940	0.61
Peraton Corp.	(10)	SOFR +	3.75%	8.21%	11/16/2022	2/1/2028	4,980	4,930	4,646	3.00
TransDigm Inc	(8)	SOFR +	2.50%	6.83%	11/28/2023	2/28/2031	4,956	4,958	4,970	3.21
Vertex Aerospace Services Corp.	(10)	SOFR +	2.75%	7.11%	11/16/2022	12/6/2030	5,574	5,551	5,591	3.61
								16,874	16,653	10.76
Air Freight & Logistics
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.30%	11/16/2022	9/15/2028	153	153	154	0.10
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.62%	2/15/2023	2/15/2028	2,970	2,970	2,987	1.93
American Airlines, Inc.	(8)	SOFR +	1.75%	6.17%	11/16/2022	1/29/2027	500	500	499	0.32
KKR Apple Bidco, LLC	(9)	SOFR +	2.75%	7.22%	11/16/2022	9/23/2028	1,975	1,967	1,988	1.28
United Airlines, Inc.	(8)	SOFR +	2.00%	6.63%	2/22/2024	2/22/2031	2,297	2,297	2,307	1.49
								7,734	7,781	5.02
Auto Components
Clarios Global LP	(8)	SOFR +	2.50%	6.86%	7/16/2024	5/6/2030	2,965	2,965	2,981	1.92
First Brands Group, LLC	(11)	SOFR +	5.00%	9.85%	12/15/2022	3/30/2027	3,742	3,699	3,515	2.27
								6,664	6,496	4.19
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	3.25%	7.84%	11/16/2022	3/31/2028	3,423	3,292	3,454	2.23
Biotechnology
Grifols Worldwide Operations USA Inc	(8)	SOFR +	2.00%	6.74%	11/16/2022	11/15/2027	3,114	3,101	3,106	2.00
Broadline Retail
Peer USA, LLC	(8)	SOFR +	3.00%	7.33%	6/26/2024	7/1/2031	1,943	1,946	1,956	1.26
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.75%	11/16/2022	4/12/2028	3,949	3,896	3,782	2.44
Griffon Corporation	(8)	SOFR +	2.25%	6.61%	6/26/2024	1/24/2029	3,469	3,478	3,493	2.25
Gulfside Supply Inc	(8)	SOFR +	3.00%	7.33%	6/17/2024	6/17/2031	631	629	635	0.41
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.30%	6/6/2024	5/31/2031	5,991	5,935	5,949	3.84
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.36%	3/28/2024	3/21/2031	2,054	2,045	2,077	1.34
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.50%	11/16/2022	4/29/2029	2,420	2,425	2,399	1.55
Resideo Funding Inc	(8)	SOFR +	1.75%	6.11%	6/14/2024	6/13/2031	547	547	550	0.35
Standard Industries Inc	(9)	SOFR +	1.75%	6.11%	11/16/2022	9/22/2028	561	561	563	0.36
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.71%	11/16/2022	11/3/2028	4,508	4,355	4,541	2.93
								23,871	23,989	15.47

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Capital Markets
Apex Group Treasury, LLC	(9)	SOFR +	3.75%	8.96%	11/16/2022	7/27/2028	$3,518	$3,434	$3,556	2.29%
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.86%	5/29/2024	8/9/2030	4,403	4,403	4,418	2.85
Citco Funding, LLC	(9)	SOFR +	2.75%	7.31%	6/13/2024	4/27/2028	988	986	997	0.64
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.08%	9/5/2024	9/5/2031	1,445	1,442	1,453	0.94
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	7.37%	3/19/2024	3/19/2031	1,486	1,486	1,489	0.96
Osaic Holdings Inc	(8)	SOFR +	3.50%	7.86%	11/26/2024	8/17/2028	4,318	4,318	4,340	2.80
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.36%	6/5/2024	4/7/2028	3,880	3,880	3,908	2.52
								19,949	20,161	13.00
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	4.00%	8.43%	3/28/2024	3/3/2031	896	891	901	0.58
Nouryon USA, LLC	(8)	SOFR +	3.25%	7.66%	4/26/2024	4/3/2028	3,721	3,721	3,758	2.42
								4,612	4,659	3.00
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	5.00%	9.59%	8/18/2023	8/18/2028	4,438	4,296	4,486	2.89
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.21%	11/16/2022	5/12/2028	4,419	4,340	4,439	2.86
Anticimex, Inc.	(9)	SOFR +	3.15%	7.72%	11/16/2022	11/16/2028	4,354	4,316	4,390	2.83
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	6.11%	5/23/2024	5/23/2031	1,342	1,339	1,345	0.87
Belfor Holdings Inc	(4)(9)	SOFR +	3.75%	8.11%	11/3/2023	11/1/2030	1,008	999	1,020	0.66
Brightview Landscapes, LLC	(9)	SOFR +	2.50%	7.09%	5/28/2024	4/20/2029	149	149	150	0.10
EAB Global, Inc.	(9)	SOFR +	3.25%	7.61%	11/16/2022	8/16/2028	8,811	8,722	8,856	5.71
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.60%	11/16/2022	8/31/2028	2,481	2,399	2,422	1.56
Garda World Security Corp.	(8)	SOFR +	3.50%	7.90%	8/6/2024	2/1/2029	3,817	3,817	3,839	2.48
GFL Environmental, Inc.	(9)	SOFR +	2.00%	6.61%	7/3/2024	7/3/2031	831	829	834	0.54
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.37%	1/26/2024	7/25/2030	2,381	2,360	2,395	1.55
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.52%	4/15/2024	10/13/2030	4,263	4,263	4,278	2.76
TRC Companies, Inc (fka Bolt Infrastructure Merger Sub, Inc.)	(9)	SOFR +	3.50%	7.97%	11/16/2022	12/8/2028	4,503	4,428	4,549	2.94
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.48%	11/16/2022	1/21/2029	2,318	2,276	2,152	1.39
								44,533	45,155	29.14

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Construction & Engineering
Azuria Water Solutions Inc	(10)	SOFR +	3.75%	8.11%	7/23/2024	5/17/2028	$2,963	$2,963	$2,991	1.93%
Groundworks, LLC	(7)(8)	SOFR +	3.25%	7.65%	3/14/2024	3/14/2031	1,643	1,627	1,655	1.07
Refficiency Holdings, LLC	(10)	SOFR +	3.50%	7.96%	11/16/2022	12/16/2027	4,405	4,367	4,429	2.86
Touchdown Acquirer, Inc.	(8)	SOFR +	3.25%	7.58%	8/21/2024	2/21/2031	1,395	1,394	1,410	0.91
								10,351	10,485	6.77
Construction Materials
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.09%	10/23/2024	9/20/2030	2,628	2,628	2,652	1.71
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	6.36%	5/17/2024	5/17/2031	1,201	1,198	1,200	0.77
Containers & Packaging
Altium Packaging, LLC	(8)	SOFR +	2.50%	6.86%	6/11/2024	6/11/2031	533	533	533	0.34
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.69%	12/13/2024	7/18/2029	746	746	751	0.48
Berlin Packaging, LLC	(8)	SOFR +	3.50%	8.05%	6/7/2024	6/7/2031	4,477	4,477	4,509	2.91
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.53%	11/16/2022	4/13/2029	3,136	3,091	3,146	2.03
Graham Packaging Co, Inc.	(8)	SOFR +	2.50%	6.86%	7/31/2024	8/4/2027	2,634	2,634	2,644	1.71
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.66%	4/9/2024	9/15/2028	5,059	5,059	5,081	3.28
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.11%	7/19/2024	8/12/2028	2,107	2,107	2,116	1.37
SupplyOne, Inc.	(8)	SOFR +	3.75%	8.11%	4/19/2024	4/19/2031	1,699	1,692	1,716	1.11
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.72%	11/16/2022	3/3/2028	4,501	4,400	4,504	2.91
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.19%	10/18/2024	9/15/2028	4,419	4,419	4,464	2.88
								29,158	29,464	19.02
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	3.50%	7.96%	11/16/2022	12/11/2028	4,115	4,003	4,142	2.67
Bright Horizons Family Solutions, LLC	(9)	SOFR +	2.00%	6.36%	11/16/2022	11/24/2028	3,482	3,482	3,495	2.26
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.86%	11/22/2024	3/22/2031	1,958	1,958	1,971	1.27
Element Materials Technology Group US Holdings Inc.	(9)	SOFR +	3.75%	8.08%	11/16/2022	7/6/2029	2,962	2,910	2,985	1.93
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.86%	2/1/2024	12/21/2029	1,985	1,977	1,991	1.28
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.79%	11/16/2022	3/12/2029	4,204	4,116	4,184	2.70

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Diversified Consumer Services (continued)
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.75%	7.09%	3/27/2024	3/21/2031	$773	$773	$778	0.50%
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.75%	8.22%	11/16/2022	12/15/2028	3,264	3,223	3,290	2.12
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.33%	9/29/2023	9/29/2030	3,387	3,317	3,412	2.20
University Support Services, LLC	(9)	SOFR +	2.75%	7.11%	11/16/2022	2/10/2029	3,814	3,781	3,836	2.48
Wand NewCo 3, Inc.	(8)	SOFR +	3.25%	7.61%	7/30/2024	1/30/2031	1,965	1,965	1,975	1.27
								31,505	32,059	20.68
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.36%	12/28/2023	1/31/2031	851	846	852	0.55
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC.	(8)	SOFR +	2.25%	7.00%	11/16/2022	1/31/2028	2,450	2,428	2,444	1.58
Lorca Co-Borrower, LLC	(9)	SOFR +	3.50%	7.83%	4/30/2024	3/25/2031	993	990	1,003	0.65
Zacapa, LLC	(9)	SOFR +	3.75%	8.08%	10/29/2024	3/22/2029	4,502	4,502	4,534	2.93
								7,920	7,981	5.16
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	1.75%	6.35%	4/16/2024	3/27/2031	1,764	1,760	1,769	1.14
Tiger Acquisition, LLC	(9)	SOFR +	3.00%	7.34%	11/16/2022	6/1/2028	1,866	1,866	1,871	1.21
Vistra Operations Co, LLC	(8)	SOFR +	1.75%	6.11%	11/16/2022	12/20/2030	2,621	2,598	2,630	1.70
								6,224	6,270	4.05
Electrical Equipment
Generac Power Systems Inc	(4)(8)	SOFR +	1.75%	6.34%	7/3/2024	6/12/2031	3,789	3,785	3,818	2.46
Madison IAQ, LLC	(9)	SOFR +	2.75%	7.89%	11/16/2022	6/21/2028	4,207	4,105	4,227	2.73
								7,890	8,045	5.19
Electronic Equipment, Instruments & Components
Celestica Inc.	(8)	SOFR +	1.75%	6.09%	6/20/2024	6/20/2031	3,483	3,483	3,491	2.25
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.60%	11/16/2022	3/2/2028	2,639	2,574	2,623	1.69
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.86%	7/1/2024	7/1/2031	3,500	3,433	3,399	2.19
								9,490	9,513	6.13
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	3.00%	7.33%	3/26/2024	3/26/2031	1,190	1,187	1,201	0.77
Entertainment
Live Nation Entertainment Inc	(8)	SOFR +	1.75%	6.22%	11/16/2022	10/19/2026	3,473	3,476	3,475	2.24

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.61%	6/17/2024	6/17/2031	$4,929	$4,906	$4,938	3.19%
Paysafe Holdings US Corp	(9)	SOFR +	2.75%	7.22%	11/16/2022	6/28/2028	1,971	1,963	1,987	1.28
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.52%	2/9/2024	1/31/2031	1,020	1,017	1,030	0.66
Solera, LLC	(9)(18)	SOFR +	4.00%	8.85%	11/16/2022	6/2/2028	2,257	2,193	2,264	1.46
								10,079	10,219	6.59
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.47%	11/16/2022	12/8/2028	2,946	2,884	2,967	1.91
Saratoga Food Specialties, LLC	(8)	SOFR +	3.75%	8.14%	3/7/2024	3/7/2029	719	716	724	0.47
								3,600	3,691	2.38
Ground Transportation
Genesee & Wyoming Inc	(8)	SOFR +	1.75%	6.08%	4/10/2024	4/10/2031	4,314	4,294	4,311	2.78
Health Care Equipment & Supplies
Auris Luxembourg III S.à r.l.	(8)	SOFR +	3.75%	8.18%	4/8/2024	2/28/2029	3,085	3,085	3,126	2.02
Resonetics, LLC	(10)	SOFR +	3.25%	7.60%	12/6/2024	6/18/2031	3,556	3,556	3,584	2.31
								6,641	6,710	4.33
Health Care Providers & Services
Agiliti Health Inc	(8)	SOFR +	3.00%	7.59%	5/1/2023	5/1/2030	3,474	3,476	3,417	2.20
Concentra Health Services Inc	(4)(8)	SOFR +	2.25%	6.61%	7/26/2024	6/26/2031	2,138	2,135	2,156	1.39
Davita Inc	(8)	SOFR +	2.00%	6.36%	5/9/2024	5/9/2031	3,491	3,491	3,500	2.26
Ensemble RCM, LLC	(8)	SOFR +	3.00%	7.59%	1/30/2024	8/1/2029	938	929	946	0.61
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.11%	11/16/2022	11/1/2028	3,766	3,715	3,785	2.44
Hunter US Bidco Inc.	(9)	SOFR +	4.25%	8.68%	11/16/2022	8/19/2028	1,000	994	991	0.64
MED ParentCo LP	(8)	SOFR +	3.50%	7.86%	10/18/2024	4/15/2031	1,192	1,192	1,203	0.78
Outcomes Group Holdings Inc	(8)	SOFR +	3.25%	7.61%	5/6/2024	5/6/2031	2,070	2,070	2,095	1.35
Pediatric Associates Holding Co., LLC	(10)	SOFR +	3.25%	8.10%	11/16/2022	12/29/2028	641	633	625	0.40
Surgery Centers Holdings, Inc.	(8)	SOFR +	2.75%	7.09%	6/20/2024	12/19/2030	1,036	1,036	1,045	0.67
								19,671	19,763	12.74
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	3.25%	7.61%	11/16/2022	2/15/2029	4,492	4,273	4,512	2.91
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.30%	5/1/2024	5/1/2031	5,192	5,168	5,227	3.37
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.43%	11/16/2022	10/1/2027	1,974	1,926	1,917	1.24
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.59%	12/30/2024	10/22/2029	2,069	2,069	2,081	1.34
								13,436	13,737	8.86

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Hotels, Restaurants & Leisure
Alterra Mountain Co	(8)	SOFR +	2.75%	7.11%	11/7/2024	8/17/2028	$2,291	$2,291	$2,309	1.49%
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.61%	2/6/2023	2/6/2030	1,342	1,332	1,345	0.87
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.61%	2/6/2024	2/6/2031	2,804	2,798	2,814	1.82
Carnival Finance, LLC	(10)	SOFR +	2.75%	7.11%	4/25/2024	10/18/2028	2,321	2,321	2,341	1.51
Cedar Fair, L.P.	(8)	SOFR +	2.00%	6.36%	5/1/2024	5/1/2031	724	723	727	0.47
FanDuel Group Financing, LLC.	(9)	SOFR +	1.75%	6.08%	11/24/2023	11/25/2030	2,399	2,399	2,397	1.55
Fertitta Entertainment, LLC	(9)	SOFR +	3.50%	7.86%	11/16/2022	1/27/2029	4,130	4,068	4,150	2.68
GVC Finance, LLC	(9)	SOFR +	2.75%	7.08%	5/8/2024	10/31/2029	3,374	3,382	3,388	2.19
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.25%	6.82%	1/17/2024	1/17/2031	711	709	714	0.46
IRB Holding Corp.	(10)	SOFR +	2.50%	6.86%	12/11/2024	12/15/2027	4,533	4,533	4,543	2.93
LC Ahab US Bidco, LLC	(8)	SOFR +	3.00%	7.36%	5/1/2024	5/1/2031	670	667	676	0.44
Marriott Ownership Resorts Inc	(8)	SOFR +	2.25%	6.61%	4/1/2024	4/1/2031	3,127	3,148	3,131	2.02
Mic Glen, LLC	(9)	SOFR +	3.50%	7.97%	11/16/2022	7/21/2028	3,347	3,271	3,371	2.18
New Red Finance, Inc.	(8)	SOFR +	1.75%	6.11%	6/16/2024	9/12/2030	918	916	915	0.59
Ovg Business Services, LLC	(8)	SOFR +	3.00%	7.36%	6/25/2024	6/25/2031	1,508	1,501	1,514	0.98
Scientific Games Holdings LP	(9)	SOFR +	3.00%	7.59%	6/11/2024	4/4/2029	2,977	2,977	2,988	1.93
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.86%	9/26/2024	1/31/2031	1,597	1,597	1,612	1.04
Whatabrands, LLC	(9)	SOFR +	2.50%	6.86%	12/11/2024	8/3/2028	4,518	4,518	4,534	2.93
								43,151	43,469	28.08
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.50%	8.05%	12/5/2024	7/31/2028	4,266	4,266	4,274	2.76
Household Products
Energizer Holdings Inc	(8)	SOFR +	2.00%	6.36%	5/29/2024	12/22/2027	730	730	733	0.47

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Insurance
AmWINS Group Inc	(10)	SOFR +	2.25%	6.72%	11/16/2022	2/19/2028	$742	$741	$745	0.48%
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.86%	2/16/2024	2/14/2031	4,904	4,896	4,920	3.17
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.25%	7.61%	12/11/2024	5/26/2031	4,008	4,008	4,041	2.61
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.36%	6/14/2024	6/14/2031	4,571	4,566	4,592	2.96
HUB International, Ltd.	(8)	SOFR +	2.75%	7.37%	7/30/2024	6/20/2030	668	668	673	0.43
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.86%	8/2/2024	4/18/2030	2,399	2,399	2,420	1.56
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.36%	11/22/2024	2/15/2031	1,980	1,980	1,996	1.29
OneDigital Borrower, LLC	(9)	SOFR +	3.25%	7.61%	7/2/2024	6/13/2031	1,123	1,118	1,128	0.73
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	9/29/2030	1,002	1,002	1,002	0.65
USI, Inc.	(8)	SOFR +	2.25%	6.58%	12/23/2024	11/22/2029	451	451	451	0.29
								21,829	21,968	14.17
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.50%	8.15%	7/16/2024	7/16/2031	4,027	4,018	4,061	2.62
TripAdvisor, Inc.	(8)	SOFR +	2.75%	7.11%	7/8/2024	7/8/2031	2,386	2,380	2,405	1.55
								6,398	6,466	4.17
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.50%	7.83%	8/2/2024	2/1/2031	3,364	3,360	3,391	2.19
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.50%	8.62%	7/17/2024	5/14/2031	828	828	836	0.54
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.36%	11/16/2022	10/16/2026	2,047	2,017	1,971	1.27
Fortress Intermediate 3 Inc	(8)	SOFR +	3.50%	7.86%	6/27/2024	6/27/2031	2,494	2,487	2,505	1.62
Newfold Digital Holdings Group Inc	(11)	SOFR +	3.50%	8.14%	11/16/2022	2/10/2028	3,036	2,895	2,603	1.68
ThoughtWorks, Inc.	(9)	SOFR +	2.75%	7.22%	11/16/2022	3/24/2028	2,293	2,256	2,240	1.45
Virtusa Corp.	(10)	SOFR +	3.25%	7.61%	6/21/2024	2/15/2029	4,995	4,995	5,036	3.25
World Wide Technology Holding Co, LLC	(4)(9)	SOFR +	2.25%	6.69%	3/14/2024	3/1/2030	896	896	899	0.58
								19,734	19,481	12.58
Leisure Products
Motion Finco, LLC	(8)	SOFR +	3.50%	7.83%	2/5/2024	11/12/2029	2,532	2,521	2,509	1.62

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Life Sciences Tools & Services
IQVIA Inc	(8)	SOFR +	2.00%	6.33%	11/28/2023	1/2/2031	$433	$433	$437	0.28%
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	8.86%	11/16/2022	12/16/2028	2,431	2,365	2,451	1.58
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	7.84%	5/28/2024	11/30/2027	3,533	3,533	3,552	2.29
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.36%	7/25/2024	11/15/2028	2,847	2,847	2,870	1.85
								9,178	9,310	6.00
Machinery
American Trailer World Corp	(10)	SOFR +	3.75%	8.21%	11/16/2022	3/3/2028	2,450	2,411	2,187	1.41
Chart Industries, Inc.	(9)	SOFR +	2.50%	7.09%	7/2/2024	3/16/2030	2,219	2,219	2,231	1.44
Innio North America Holding, Inc.	(8)	SOFR +	3.25%	7.90%	7/12/2024	11/2/2028	673	673	678	0.44
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	3.00%	7.37%	12/11/2024	6/14/2030	2,316	2,316	2,336	1.51
Pro Mach Group, Inc.	(11)	SOFR +	3.50%	7.86%	9/3/2024	8/31/2028	3,730	3,730	3,767	2.43
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.36%	6/6/2024	4/5/2029	3,014	3,014	3,043	1.96
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.50%	8.59%	3/14/2024	4/30/2030	4,340	4,331	4,377	2.82
								18,694	18,619	12.01
Media
ABG Intermediate Holdings 2, LLC.	(8)	SOFR +	2.25%	6.59%	12/13/2024	12/21/2028	391	391	393	0.25
American Greetings Corp	(8)	SOFR +	5.75%	10.11%	4/30/2024	10/30/2029	1,292	1,270	1,303	0.84
Cogeco Communications Finance USA LP	(9)	SOFR +	2.50%	6.97%	9/29/2023	9/1/2028	2,437	2,384	2,426	1.57
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.75%	7.58%	8/15/2024	2/21/2031	662	662	667	0.43
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	7.72%	3/2/2023	3/31/2031	2,727	2,706	2,705	1.75
								7,413	7,494	4.84
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	3.25%	7.61%	8/21/2024	8/18/2030	637	637	644	0.42
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust Inc	(9)	SOFR +	3.50%	7.84%	11/16/2022	5/9/2029	2,431	2,353	2,439	1.57

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Oil, Gas & Consumable Fuels
AL GCX Holdings, LLC	(9)	SOFR +	2.75%	7.26%	11/16/2022	5/17/2029	$2,571	$2,566	$2,592	1.67%
Buckeye Partners LP	(8)	SOFR +	1.75%	6.11%	2/6/2024	11/1/2026	2,037	2,040	2,040	1.32
Freeport LNG Investments, LLLP	(9)	SOFR +	3.50%	8.38%	11/16/2022	12/21/2028	2,969	2,945	2,987	1.93
GIP Pilot Acquisition Partners LP	(8)	SOFR +	2.50%	7.09%	5/22/2024	10/4/2030	1,115	1,115	1,123	0.72
								8,666	8,742	5.64
Pharmaceuticals
Elanco Animal Health Inc	(8)	SOFR +	1.75%	6.40%	11/16/2022	8/1/2027	2,371	2,372	2,371	1.53
Professional Services
AlixPartners, LLP	(9)	SOFR +	2.50%	6.97%	11/16/2022	2/4/2028	1,360	1,353	1,367	0.88
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.84%	12/17/2024	12/17/2031	1,142	1,139	1,145	0.74
APFS Staffing Holdings, Inc.	(9)	SOFR +	4.25%	8.61%	11/16/2022	12/29/2028	3,825	3,755	3,853	2.49
Camelot US Acquisition, LLC.	(8)	SOFR +	2.75%	7.11%	1/31/2024	1/31/2031	2,700	2,694	2,701	1.74
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.11%	11/16/2022	12/29/2028	1,905	1,897	1,851	1.19
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.08%	11/16/2022	4/9/2027	3,733	3,679	3,660	2.36
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.36%	2/28/2024	2/28/2031	1,205	1,194	1,220	0.79
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.09%	11/16/2022	11/6/2028	484	468	482	0.31
Grant Thornton Advisors, LLC	(8)	SOFR +	3.25%	7.61%	5/31/2024	6/2/2031	2,378	2,378	2,381	1.54
Mercury Borrower, Inc.	(8)	SOFR +	3.00%	7.36%	12/13/2024	8/2/2028	3,607	3,607	3,643	2.35
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.80%	7/1/2024	6/27/2031	2,573	2,570	2,591	1.67
Ryan, LLC	(9)	SOFR +	3.50%	7.86%	11/9/2023	11/14/2030	2,381	2,352	2,390	1.54
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.59%	2/24/2023	7/31/2031	4,714	4,690	4,748	3.06
Soliant Lower Intermediate, LLC	(8)	SOFR +	3.75%	8.11%	7/18/2024	7/18/2031	1,257	1,245	1,251	0.81
Trans Union, LLC.	(8)	SOFR +	1.75%	6.11%	1/30/2024	6/24/2031	4,527	4,527	4,526	2.92
VT Topco, Inc.	(9)	SOFR +	3.00%	7.33%	4/3/2024	8/9/2030	1,026	1,026	1,035	0.67
								38,574	38,844	25.06
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(4)(9)	SOFR +	3.00%	7.36%	6/18/2024	1/31/2030	1,746	1,747	1,754	1.13
Cushman & Wakefield US Borrower, LLC	(4)(9)	SOFR +	3.25%	7.61%	9/25/2024	1/31/2030	1,708	1,708	1,729	1.12
								3,455	3,483	2.25

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Software
Applied Systems, Inc.	(8)	SOFR +	3.00%	7.33%	2/23/2024	2/24/2031	$175	$174	$177	0.11%
BEP Intermediate Holdco, LLC	(8)	SOFR +	3.25%	7.61%	4/26/2024	4/25/2031	742	742	749	0.48
Boost Newco Borrower, LLC	(8)	SOFR +	2.50%	6.83%	8/1/2024	1/31/2031	5,821	5,821	5,863	3.78
Boxer Parent Company, Inc.	(8)	SOFR +	3.75%	8.34%	7/30/2024	7/30/2031	4,766	4,755	4,811	3.10
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.08%	11/4/2024	3/21/2031	1,419	1,419	1,425	0.92
Cloudera, Inc.	(9)	SOFR +	3.75%	8.21%	11/16/2022	10/8/2028	3,532	3,443	3,530	2.28
Conga Corp.	(10)	SOFR +	3.50%	8.09%	8/8/2024	5/8/2028	3,536	3,536	3,572	2.30
ConnectWise, LLC	(9)	SOFR +	3.50%	8.09%	11/16/2022	9/29/2028	3,494	3,410	3,521	2.27
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.22%	11/16/2022	10/16/2028	2,150	2,009	1,899	1.23
Delta Topco, Inc.	(8)	SOFR +	3.50%	8.20%	5/1/2024	12/1/2029	5,968	5,955	6,022	3.89
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.58%	9/20/2024	5/9/2030	4,457	4,457	4,505	2.91
Ellucian Holdings, Inc.	(9)	SOFR +	3.00%	7.36%	2/29/2024	10/9/2029	2,659	2,659	2,680	1.73
Flash Charm, Inc.	(10)	SOFR +	3.50%	8.07%	6/11/2024	3/2/2028	3,856	3,847	3,794	2.45
Flexera Software, LLC	(10)	SOFR +	3.00%	7.35%	5/20/2024	3/3/2028	601	601	606	0.39
Gen Digital Inc	(9)	SOFR +	1.75%	6.11%	6/5/2024	9/12/2029	5,860	5,860	5,848	3.77
Genesys Cloud Services Holdings II, LLC	(10)	SOFR +	3.00%	7.36%	9/26/2024	12/1/2027	2,886	2,886	2,914	1.88
Genuine Financial Holdings, LLC	(8)	SOFR +	4.00%	8.36%	6/28/2024	9/27/2030	5,940	5,891	6,014	3.88
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	6.11%	5/31/2024	5/30/2031	746	745	746	0.48
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.69%	11/16/2022	11/19/2026	3,517	3,361	3,110	2.01
ION Trading Finance Ltd.	(8)	SOFR +	3.50%	7.83%	12/10/2024	4/1/2028	2,126	2,126	2,132	1.38
McAfee Corp.	(9)	SOFR +	3.00%	7.37%	5/31/2024	3/1/2029	3,537	3,537	3,545	2.29
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.19%	11/16/2022	5/2/2029	3,370	3,299	3,151	2.03
Planview Parent Inc	(8)	SOFR +	3.50%	7.83%	12/17/2024	12/17/2027	1,906	1,906	1,922	1.24
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.58%	5/14/2024	10/28/2030	3,259	3,259	3,284	2.12
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.36%	5/28/2024	8/31/2028	2,977	2,977	2,995	1.93

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Software (continued)
Quartz Acquireco, LLC	(8)	SOFR +	2.75%	7.08%	6/3/2024	6/28/2030	$1,968	$1,968	$1,985	1.28%
RealPage, Inc.	(9)	SOFR +	3.00%	7.59%	11/16/2022	4/24/2028	2,740	2,676	2,738	1.77
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.61%	10/5/2023	11/28/2028	2,572	2,543	2,595	1.67
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.12%	12/18/2024	5/12/2028	3,595	3,595	3,613	2.33
Sovos Compliance, LLC	(9)	SOFR +	4.50%	8.97%	11/16/2022	8/11/2028	3,518	3,472	3,549	2.29
Surf Holdings, LLC	(8)	SOFR +	3.50%	7.95%	11/16/2022	3/5/2027	3,517	3,494	3,545	2.29
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.85%	11/16/2022	4/24/2028	3,632	3,453	3,583	2.31
Webpros US Bidco, Inc.	(8)	SOFR +	4.00%	8.36%	3/28/2024	3/19/2031	650	649	657	0.42
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.83%	12/11/2024	6/24/2031	2,095	2,095	2,116	1.37
								102,620	103,196	66.58
Specialty Retail
Apro, LLC.	(8)	SOFR +	3.75%	8.27%	7/9/2024	7/9/2031	3,942	3,933	3,985	2.57
CWGS Group, LLC	(10)	SOFR +	2.50%	6.97%	11/16/2022	6/3/2028	2,487	2,426	2,441	1.58
HomeServe USA Holding Corp	(8)	SOFR +	2.00%	6.37%	5/29/2024	10/21/2030	823	823	825	0.53
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.50%	7.86%	7/18/2024	5/4/2028	3,043	3,043	3,067	1.98
								10,225	10,318	6.66
Technology Hardware, Storage & Peripherals
Xerox Corp	(9)	SOFR +	4.00%	8.34%	11/17/2023	11/17/2029	2,357	2,331	2,360	1.52
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	6.11%	1/31/2024	1/31/2031	680	679	683	0.44
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	6.12%	6/22/2023	6/24/2030	2,737	2,718	2,739	1.77
Core & Main, LP	(8)	SOFR +	2.00%	6.38%	2/9/2024	2/9/2031	1,077	1,077	1,082	0.70
FCG Acquisitions, Inc.	(9)	SOFR +	3.75%	8.22%	11/16/2022	3/31/2028	7,073	6,971	7,131	4.60
FleetPride, Inc.	(9)	SOFR +	4.50%	8.86%	9/29/2023	9/29/2028	3,735	3,701	3,486	2.25
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	8.10%	11/16/2022	1/31/2028	2,962	2,940	2,924	1.89
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.09%	11/16/2022	12/22/2028	4,321	4,199	4,362	2.81
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.88%	12/12/2024	6/7/2031	1,295	1,295	1,301	0.84
Park River Holdings, Inc.	(10)	SOFR +	3.25%	8.10%	11/16/2022	12/28/2027	2,434	2,415	2,381	1.54
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.46%	3/25/2024	3/25/2031	1,742	1,736	1,753	1.13
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.61%	6/13/2024	10/19/2029	4,585	4,574	4,599	2.97
Windsor Holdings III LLC	(8)	SOFR +	3.50%	7.86%	9/20/2024	8/1/2030	1,840	1,840	1,866	1.20
								34,145	34,307	22.14

BCRED Verdelite JV LP Consolidated Schedule of Investments December 31, 2024 (in thousands) (Unaudited)
Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	SOFR +	4.00%	8.33%	11/16/2022	12/17/2027	$4,303	$4,266	$4,313	2.78%
Total First Lien Debt								645,881	650,532	419.74
Total Investment Portfolio								645,881	650,532	419.74
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				4.34%				92,784	92,784	59.87
Other Cash and Cash Equivalents								56,459	56,459	36.43
Total Portfolio Investments, Cash and Cash Equivalents								$795,124	$799,775	516.04%
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
(6)Reserved.
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
(16)Reserved.
(17)Reserved.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of March 31, 2025 and December 31, 2024 (Unaudited):

	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $680,033 and $645,881, respectively)	$674,261	$650,532
Cash and cash equivalents	109,663	149,243
Interest receivable	4,119	4,502
Receivable for investments sold	9,608	936
Total assets	$797,651	$805,213
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,460 and $1,638, respectively)	$598,452	$634,716
Distribution payable	4,615	—
Interest payable and other liabilities	63,458	15,512
Total liabilities	666,525	650,228
PARTNERS’ CAPITAL
Partners’ capital	131,126	154,985
Total partners’ capital	131,126	154,985
Total liabilities and partners’ capital	$797,651	$805,213
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three months ended March 31, 2025 and March 31, 2024 (Unaudited):

	Three Months Ended March 31,
	2025	2024
Investment income:
Interest income	$13,920	$14,471
Other income	3	13
Total investment income	13,923	14,484
Expenses:
Interest expense	9,124	7,750
Other expenses	118	34
Total expenses	9,242	7,784
Net investment income before tax expense	4,681	6,700
Tax expense	—	—
Net investment income after tax expense	4,681	6,700
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	(10,423)	(2,128)
Net realized gain (loss) on investments	499	1,124
Total net realized and change in unrealized gain (loss)	(9,924)	(1,004)
Net increase (decrease) in partners’ capital resulting from operations	$(5,243)	$5,696
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The chief operating decision maker (“CODM”) is comprised of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statement of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Condensed Consolidated Statements of Assets and Liabilities as Total net assets and the significant segment expenses are listed on the Condensed Consolidated Statement of Operations.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of March 31, 2025, except as discussed below.
April Subscriptions and Distribution Declaration
The Company received approximately $1,612.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective April 1, 2025.
On April 16, 2025, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2021 per Class S share, and $0.2147 per Class D share, which is payable on or about May 27, 2025 to shareholders of record as of April 30, 2025.
May Subscriptions
Through the date of issuance of the condensed consolidated financial statements the Company received approximately $1,001.6 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective May 1, 2025.

Summit Peak Amendment

On May 6, 2025, the Summit Peak Funding Facility was amended pursuant to Amendment No. 6 to the Loan and Servicing Agreement (the “Summit Peak Sixth Amendment”). The Summit Peak Sixth Amendment provides for, among other things, (i) an extension of the availability period for borrowings under the Summit Peak Funding Facility to March 12, 2028, (ii) an extension of the stated maturity of the Summit Peak Funding Facility to March 12, 2030, (iii) a reduction in the applicable margin for advances to 1.80% per annum, (iv) a modification of the commitment fee rate applicable to undrawn advances to a range between 0.25% per annum and 1.80% per annum, depending on the portion of undrawn commitments outstanding, and (v) the payment of certain fees as agreed between BCRED Summit Peak Funding, SG and the lenders party thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time by the Company’s periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time by the Company's periodic filings with the SEC.
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 11, 2020, we are externally managed by the Advisers, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Advisers are registered as investment advisers with the SEC. We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The sub-advisory fees payable to the Sub-Adviser under the Sub-Advisory Agreement will be paid by the Adviser out of its own advisory fees rather than paid separately by us. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of certain expenses incurred by the Administrators in performing their obligations under the Administration Agreements, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). In limited instances, we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, we will also invest in broadly syndicated loans. We expect that such investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
Expenses
Except as specifically provided below, all investment professionals and staff of the Advisers, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisers. We bear all other costs and expenses of our operations, administration and transactions, including (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for us; and (iii) any internal audit group personnel of Blackstone Inc. (“Blackstone”) or any of its affiliates, subject to the limitations described in the Advisory Agreements and the Administration Agreements; and (c) all other expenses of our operations, administrations and transactions.
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof, the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof, and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case for any such amounts paid on our behalf. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Sub-Adviser. For additional information see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Portfolio and Investment Activity
For the three months ended March 31, 2025, we made $4,893.1 million aggregate principal amount of new investment commitments (including $1,382.6 million of which remained unfunded as of March 31, 2025), $4,564.3 million of which was first lien debt, $140.1 million of which was second lien debt, $34.9 million of which was structured finance debt obligations, $131.9 million of which was structured finance equity obligations and $21.9 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2025	2024
Investments:
Total investments, beginning of period	$68,985,671	$51,021,723
New investments purchased	5,009,226	3,000,252
Payment-in-kind interest capitalized	105,430	83,919
Net accretion of discount on investments	76,692	43,879
Net realized gain (loss) on investments	(59,178)	(42,398)
Investments sold or repaid	(4,333,690)	(1,355,622)
Total investments, end of period	$69,784,151	$52,751,753
Amount of investments funded at principal:
First lien debt	$4,768,774	$2,975,811
Second lien debt	175,708	—
Unsecured debt	—	7,757
Structured finance obligations - debt instruments	28,900	7,750
Structured finance obligations - equity instruments	82,123	—
Equity and other (1)	21,865	52,051
Total	$5,077,370	$3,043,369
Proceeds from investments sold or repaid:
First lien debt	$(4,142,489)	$(939,939)
Second lien debt	(60,687)	(397,433)
Structured finance obligations - debt instruments	(75,321)	(18,250)
Structured finance obligations - equity instruments	(15,301)	—
Equity and other (1)	(39,892)	—
Total	$(4,333,690)	$(1,355,622)

	March 31, 2025	December 31, 2024
Number of portfolio companies	614	603
Weighted average yield on performing debt and income producing investments, at amortized cost (2)(3)	10.0%	10.1%
Weighted average yield on performing debt and income producing investments, at fair value (2)(3)	10.0%	10.2%
Average loan to value (LTV) (4)	43.2%	42.8%
Percentage of performing debt investments bearing a floating rate (5)	99.7%	99.7%
Percentage of performing debt investments bearing a fixed rate (5)	0.3%	0.3%
Percentage of assets on non-accrual, at amortized cost (6)	0.3%	0.5%
(1)“Other” includes warrants.
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
(3)As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 9.4% and 9.5%, respectively. As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 9.5% and 9.6%, respectively.
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
(5)As a percentage of total fair value of performing debt investments. As of March 31, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 97.2% and 97.2%, respectively, of total investments at fair value (excluding investments in joint ventures).
(6)As a percentage of total amortized cost of investments (excluding investments in joint ventures). Assets on non-accrual represented 0.1% and 0.2% of total investments at fair value (excluding investments in joint ventures) as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and March 31, 2024, our portfolio companies had a weighted average annual EBITDA of $238 million and $225 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
BCRED Emerald JV LP
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited partnership, was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), commenced operations on January 18, 2022 and operates under a limited partnership agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans.
As of March 31, 2025, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of March 31, 2025 the Company had contributed (net of returns of capital) $1,815.0 million and the Emerald JV Partner had contributed (net of returns of capital) $605.0 million of capital and $435.0 million and $145.0 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV Partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
The following table is a summary of Emerald JV’s portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total investments, at fair value	$6,141,073	$5,647,024
Total senior secured debt investments, at fair value	$6,020,291	$5,544,430
Number of portfolio companies	302	275
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.1%	9.0%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.2%	9.2%
Percentage of performing debt investments bearing a floating rate (3)	99.9%	99.9%
Percentage of performing debt investments bearing a fixed rate (3)	0.1%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)	0.1%	1.6%
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
(2)As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 9.0% and 8.8%, respectively. As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 9.2% and 9.0%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of March 31, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 99.1% and 98.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Emerald JV. Assets on non-accrual represented 0.1% and 1.4% of total investments at fair value of Emerald JV as of March 31, 2025 and December 31, 2024, respectively.

BCRED Verdelite JV LP
BCRED Verdelite JV LP (“Verdelite JV”), a Delaware limited partnership, was formed as a joint venture between the Company and an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”), commenced operations on October 21, 2022 and operates under a limited partnership agreement. The Verdelite JV’s principal purpose is to make investments, primarily in broadly syndicated loans.
As of March 31, 2025, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
The following table is a summary of Verdelite JV’s portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total investments, at fair value	$674,261	$650,532
Total senior secured debt investments, at fair value	$674,261	$650,532
Number of portfolio companies	240	240
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	7.6%	7.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	7.7%	7.1%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate (3)	—%	—%
Percentage of assets on non-accrual, at amortized cost (4)	—%	—%
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
(2)As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 7.6% and 7.2%, respectively. As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 7.7% and 7.1%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of March 31, 2025 and December 31, 2024 , performing debt investments bearing a floating rate represented 100.0% and 100.0% , respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of March 31, 2025 and December 31, 2024.

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Total investment income	$1,841,434	$1,568,864
Total expenses before tax expense	799,689	703,580
Net investment income before tax expense	1,041,745	865,284
Excise and other tax expense	7,783	9,451
Net investment income after tax expense	1,033,962	855,833
Net change in unrealized appreciation (depreciation)	(207,434)	109,921
Net realized gain (loss)	(67,219)	(46,706)
Net increase (decrease) in net assets resulting from operations	$759,309	$919,048
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$1,654,035	$1,390,843
Payment-in-kind interest income	97,901	92,680
Dividend income	82,009	82,951
Fee income	7,489	2,390
Total investment income	$1,841,434	$1,568,864
Total investment income increased to $1.8 billion for the three months ended March 31, 2025, an increase of $272.6 million or 17% compared to the same period in the prior year. This was primarily attributable to an increase in the average investments. Average investments at fair value increased by 35% to $69,459.2 million for the three months ended March 31, 2025 compared to $51,487.6 million for the three months ended March 31, 2024.
Additionally, for the three months ended March 31, 2025, we recorded $45.8 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $6.8 million for the same period in the prior year, primarily as a result of increased prepayments.
For the three months ended March 31, 2025 and 2024, PIK interest income represented 5.3% and 5.9% of total investment income, respectively, and represented 9.5% and 10.8% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

While elevated interest rates continued to favorably impact our investment income for the three months ended March 31, 2025, the Federal Reserve reduced interest rates in the latter part of 2024 and indicated in early 2025 an expectation of slower rate decreases moving forward. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$479,635	$450,062
Management fees	129,106	95,382
Income based incentive fees	151,776	125,357
Capital gains based incentive fees	—	—
Distribution and shareholder servicing fees
Class S	28,088	21,405
Class D	385	259
Professional fees	1,270	3,583
Board of Trustees’ fees	242	221
Administrative service expenses	2,241	1,833
Other general and administrative	5,823	4,839
Amortization of continuous offering costs	1,123	639
Total expenses before tax expense	799,689	703,580
Net investment income before tax expense	1,041,745	865,284
Excise and other tax expense	7,783	9,451
Net investment income after tax expense	$1,033,962	$855,833
Interest Expense
Total interest expense increased to $479.6 million for the three months ended March 31, 2025, an increase of $29.6 million or 7% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $30,920.0 million for the three months ended March 31, 2025 from $23,943.3 million for the same period in the prior year. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 6.10% for the three months ended March 31, 2025 from 7.28% for the same period in the prior year.
Management Fees
Management fees increased to $129.1 million for the three months ended March 31, 2025, an increase of $33.7 million or 35% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $41,427.9 million for the three months ended March 31, 2025 compared to $30,674.1 million for the same period in the prior year.

Income Based Incentive Fees
Income based incentive fees increased to $151.8 million for the three months ended March 31, 2025, an increase of $26.4 million or 21% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $1.2 billion for the three months ended March 31, 2025 from $1.0 billion for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three months ended March 31, 2025 and 2024. The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $39.2 million for the three months ended March 31, 2025, an increase of $6.4 million as compared to the same period in the prior year. Total other expenses for the three months ended March 31, 2025 primarily consist of $28.5 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $5.8 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), and $1.3 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
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
For the three months ended March 31, 2025 and 2024, we accrued $7.8 million and $9.5 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC (“BCRED Investments”), a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company, which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the three months ended March 31, 2025 and 2024, BCRED Investments recorded an income tax provision of $1.3 million and $0.0 million, respectively. As of March 31, 2025 and 2024, BCRED Investments recorded a deferred tax liability of $10.3 million and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2025 and 2024, BCRED Investments recorded a current tax expense of $1.2 million and $0.0 million, respectively, which is substantially related to realized gains associated with the sale of an investment in a partnership interest.

Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net change in unrealized gain (loss) on investments	$(192,229)	$88,461
Net change in unrealized gain (loss) on derivative instruments	(12,789)	21,621
Net change in unrealized gain (loss) on foreign currency and other transactions	(1,082)	(161)
Income tax (provision) benefit	(1,334)	—
Net change in unrealized gain (loss)	$(207,434)	$109,921
For the three months ended March 31, 2025, the net change in unrealized losses of $207.4 million was primarily driven by the decrease in the fair value of certain investments. The fair value of debt investments as a percentage of principal decreased by 0.2% during the three months ended March 31, 2025 driven primarily by changes in portfolio company fundamentals and the economic outlook.
For the three months ended March 31, 2025, the net change in unrealized losses of $12.8 million and $1.1 million on derivative instruments and foreign currency and other transactions, respectively, were primarily as a result of fluctuations in the EUR and SEK exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on investments	$(59,178)	$(42,398)
Net realized gain (loss) on derivative instruments	(19,413)	(6,397)
Net realized gain (loss) on foreign currency and other transactions	12,615	2,089
Current tax expense on realized gains	(1,243)	—
Net realized gain (loss)	$(67,219)	$(46,706)
For the three months ended March 31, 2025, we recognized net realized losses on investments of $59.2 million, which was primarily from losses realized from the full or partial sales of investments and losses realized on the restructure of certain debt investments, partially offset by a realized gain on the sale of an equity investment.
For the three months ended March 31, 2025, we generated additional net realized losses of $19.4 million on derivative instruments as a result of the settlement of our foreign currency derivative transactions.
The net realized losses for the three months ended March 31, 2025, were partially offset by the net realized gains of $12.6 million on foreign currency and other transactions, primarily as a result of fluctuations in the EUR, CAD and CHF exchange rates vs. USD.
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

As of March 31, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than USD. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 and December 31, 2024, we had an aggregate principal amount of $30.1 billion and $30.7 billion, of debt outstanding and our asset coverage ratio was 238.9% and 226.5%, respectively.
Cash and cash equivalents as of March 31, 2025, taken together with our $9.0 billion of unused capacity under our credit facilities (subject to borrowing base availability, $8.5 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2025, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,543.1 million of Level 1 and Level 2 investments as of March 31, 2025, which could provide additional liquidity if necessary.
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
As of March 31, 2025, we had $3.3 billion in cash and cash equivalents. For the three months ended March 31, 2025, cash provided by operating activities was $179.9 million, primarily due to proceeds from sales of investments of $4.3 billion and an increase in net assets resulting from operations of $759.3 million, partially offset by purchases of investments of $5.0 billion. Cash provided by financing activities was $1.4 billion during the period, primarily as a result of proceeds from issuance of Common Shares of $3.3 billion, partially offset by net repayments on debt of $792.7 million, share repurchases of $530.6 million, and dividends paid in cash of $526.7 million.

Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	95,735,039	$2,431,752
Share transfers between classes	1,701,230	43,221
Distributions reinvested	12,920,658	328,177
Share repurchases	(18,329,167)	(462,810)
Early repurchase deduction	—	215
Net increase (decrease)	92,027,760	2,340,555
CLASS S
Subscriptions	32,814,868	833,417
Share transfers between classes	(1,612,496)	(40,966)
Distributions reinvested	6,268,532	159,217
Share repurchases	(4,620,790)	(116,675)
Early repurchase deduction	—	102
Net increase (decrease)	32,850,114	835,095
CLASS D
Subscriptions	2,391,184	60,771
Share transfers between classes	(88,734)	(2,255)
Distributions reinvested	123,469	3,136
Share repurchases	(63,255)	(1,597)
Early repurchase deduction	—	5
Net increase (decrease)	2,362,664	60,060
Total net increase (decrease)	127,240,538	$3,235,710
Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
			$0.6600	$713,781

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
			$0.6060	$315,435

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
			$0.6441	$15,847

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
For additional information on our distributions and distribution reinvestment plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
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

Borrowings
As of March 31, 2025 and December 31, 2024, we had an aggregate principal amount of $30.1 billion and $30.7 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $10.2 billion and $10.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2025 and December 31, 2024, we estimate that $887.6 million and $130.2 million, respectively, of investments and backstop arrangements were committed but not yet funded.
Other Commitments and Contingencies
As of March 31, 2025 and December 31, 2024, $524.1 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement;
•the Intermediary Manager Agreement; and
•the Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Advisers and certain of our Advisers’ affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisers or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the three months ended March 31, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million. For the three months ended March 31, 2025, the Company did not purchase investments from or sell investments to Verdelite JV.

See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”
Recent Developments
Macroeconomic Environment
The three months ended March 31, 2025 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.

Although inflation generally decelerated throughout 2024 and during the first quarter of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of 2024, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. The Federal Reserve has also indicated its intent to maintain higher interest rates in the near term. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement or has implemented significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation. The uncertainty as to how or what tariffs will be imposed or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose business rely on imported goods. We believe our direct first order exposure is limited, although there is potentially a material impact to a relatively small group of our portfolio companies. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.

Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to valuation risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As of March 31, 2025, 99.7% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$2,001,413	$(808,039)	$1,193,374
Up 200 basis points	1,334,169	(538,693)	795,476
Up 100 basis points	666,925	(269,346)	397,579
Down 100 basis points	(666,568)	269,346	(397,222)
Down 200 basis points	(1,330,727)	538,693	(792,034)
Down 300 basis points	(1,974,887)	808,039	(1,166,848)
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
Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are (a) effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on January 23, 2025, February 21, 2025 and March 20, 2025 for information about unregistered sales of our equity securities during the quarter.
For the three months ended March 31, 2025, approximately 23,024,370 Common Shares were repurchased for a total value of $581.0 million (net of Early Repurchase Deduction).
The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase plan for the three months ended March 31, 2025:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
March 3, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction
(3)All repurchase requests were satisfied in full.
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

4.2	Form of 6.000% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 29, 2025).

10.1
Master Note Purchase Agreement, dated March 25, 2025, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2025).

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

Blackstone Private Credit Fund

Date:	May 12, 2025	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2025	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2025	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)