Form 10-Q
period 2025-06-30
Blackstone Private Credit Fund
filed 2025-08-12
CIK 1803498

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
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 11, 2025 was 1,213,895,023, 567,991,001 and 24,623,542 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

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
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board of Trustees (the “Board” or the “Board of Trustees”);
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $70,422,564 and $66,124,775, respectively)	$70,376,244	$65,689,987
Non-controlled/affiliated investments (cost of $12,242 and $558, respectively)	12,750	1,394
Controlled/affiliated investments (cost of $2,972,570 and $2,860,338, respectively)	2,786,658	2,728,396
Total investments at fair value (cost of $73,407,376 and $68,985,671, respectively)	73,175,652	68,419,777
Cash and cash equivalents (restricted cash of $492,781 and $305,900, respectively)	1,983,088	1,650,679
Interest receivable from non-controlled/non-affiliated investments	728,682	712,903
Interest receivable from non-controlled/affiliated investments	2	—
Interest receivable from controlled/affiliated investments	106	96
Dividend receivable from controlled/affiliated investments	65,611	56,636
Receivable from broker	293,022	253,890
Deferred financing costs	127,898	132,751
Deferred offering costs	1,064	1,524
Receivable for investments	225,464	38,838
Derivative assets at fair value (Note 6)	111,639	16,476
Total assets	$76,712,228	$71,283,570
LIABILITIES
Debt (net of unamortized debt issuance costs of $169,894 and $136,810, respectively)	$29,881,151	$30,452,578
Payable for investments	190,766	250,150
Management fees payable (Note 3)	138,774	120,103
Income based incentive fees payable (Note 3)	151,790	144,724
Capital gains incentive fees payable (Note 3)	—	—
Interest payable	402,314	398,004
Derivative liabilities at fair value (Note 6)	92,985	126,281
Due to affiliates	18,445	20,721
Distribution payable (Note 9)	386,707	331,762
Payable for share repurchases (Note 9)	1,095,993	531,058
Board of Trustee payable	232	224
Accrued expenses and other liabilities	34,373	52,202
Total liabilities	32,393,530	32,427,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,760,664,147 and 1,528,574,321 shares issued and outstanding, respectively)	17,607	15,286
Additional paid in capital	44,839,338	38,958,382
Distributable earnings (loss)	(538,247)	(117,905)
Total net assets	44,318,698	38,855,763
Total liabilities and net assets	$76,712,228	$71,283,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	June 30, 2025	December 31, 2024
Class I Shares:
Net assets	$29,613,339	$25,661,534
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,176,461,579	1,009,518,371
Net asset value per share	$25.17	$25.42
Class S Shares:
Net assets	$14,026,765	$12,611,626
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	557,244,608	496,136,844
Net asset value per share	$25.17	$25.42
Class D Shares:
Net assets	$678,594	$582,603
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	26,957,960	22,919,106
Net asset value per share	$25.17	$25.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,646,950	$1,464,789	$3,300,480	$2,855,631
Payment-in-kind interest income	101,854	94,859	193,789	187,190
Dividend income	5,158	45	13,265	45
Fee income	9,387	4,064	16,876	6,454
From non-controlled/affiliated investments:
Interest income	83	—	112	—
Payment-in-kind interest income	100	—	136	—
Dividend income	—	13	—	13
From controlled/affiliated investments:
Interest income	3,013	1,481	3,488	1,481
Payment-in-kind interest income	3,215	360	9,146	709
Dividend income	74,047	77,283	147,950	160,234
Total investment income	1,843,807	1,642,894	3,685,242	3,211,757
Expenses:
Interest expense	478,009	446,152	957,644	896,215
Management fees (Note 3)	138,774	104,328	267,881	199,710
Income based incentive fees (Note 3)	151,790	134,199	303,567	259,556
Capital gains based incentive fees (Note 3)	—	—	—	—
Distribution and shareholder servicing fees
Class S	29,611	23,329	57,699	44,735
Class D	410	302	796	561
Professional fees	1,454	3,147	2,725	6,730
Board of Trustees’ fees	236	225	478	446
Administrative service expenses (Note 3)	2,028	1,909	4,268	3,741
Other general and administrative	6,162	3,773	11,983	8,612
Amortization of continuous offering costs	1,055	857	2,178	1,496
Total expenses before tax expense	809,529	718,221	1,609,219	1,421,802
Net investment income before tax expense	1,034,278	924,673	2,076,023	1,789,955
Excise and other tax expense	1,765	8,911	9,548	18,362
Net investment income after tax expense	1,032,513	915,762	2,066,475	1,771,593
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	114,140	59,746	(10,860)	201,098
Non-controlled/affiliated investments	46	(188)	(328)	(420)
Controlled/affiliated investments	12,884	(49,200)	(53,970)	(101,858)
Derivative instruments (Note 6)	(48,560)	(3,698)	(61,350)	17,923
Foreign currency and other transactions	4,130	10,324	3,048	10,164
Income tax (provision) benefit	(3,702)	—	(5,036)	—
Net change in unrealized appreciation (depreciation)	78,938	16,984	(128,496)	126,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss):
Non-controlled/non-affiliated investments	$22,689	$(22,111)	$(36,490)	$(64,509)
Non-controlled/affiliated investments	—	—	—	—
Derivative instruments (Note 6)	(139,450)	6,014	(158,862)	(383)
Foreign currency and other transactions	3,819	1,959	16,434	4,048
Extinguishment of debt	(794)	—	(794)	—
Current tax expense on realized gains	—	—	(1,243)	—
Net realized gain (loss)	(113,736)	(14,138)	(180,955)	(60,844)
Net realized and change in unrealized gain (loss)	(34,798)	2,846	(309,451)	66,063
Net increase (decrease) in net assets resulting from operations	$997,715	$918,608	$1,757,024	$1,837,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations:
Net investment income after tax expense	$1,032,513	$915,762	$2,066,475	$1,771,593
Net change in unrealized appreciation (depreciation)	78,938	16,984	(128,496)	126,907
Net realized gain (loss)	(113,736)	(14,138)	(180,955)	(60,844)
Net increase (decrease) in net assets resulting from operations	997,715	918,608	1,757,024	1,837,656
Distributions to common shareholders:
Class I	(779,950)	(566,603)	(1,493,731)	(1,087,016)
Class S	(335,195)	(260,487)	(650,630)	(500,673)
Class D	(17,158)	(12,251)	(33,005)	(22,793)
Net decrease in net assets resulting from distributions	(1,132,303)	(839,341)	(2,177,366)	(1,610,482)
Share transactions:
Class I:
Proceeds from shares sold	2,431,232	2,069,043	4,862,984	3,800,744
Share transfers between classes	41,514	29,248	84,735	70,465
Distributions reinvested	355,663	261,258	683,840	502,526
Repurchased shares, net of early repurchase deduction	(936,382)	(339,649)	(1,398,977)	(788,596)
Net increase (decrease) from share transactions	1,892,027	2,019,900	4,232,582	3,585,139
Class S:
Proceeds from shares sold	725,144	872,680	1,558,561	1,669,764
Share transfers between classes	(34,723)	(29,789)	(75,689)	(71,346)
Distributions reinvested	171,014	127,071	330,231	242,181
Repurchased shares, net of early repurchase deduction	(148,182)	(111,072)	(264,755)	(214,608)
Net increase (decrease) from share transactions	713,253	858,890	1,548,348	1,625,991
Class D:
Proceeds from shares sold	57,076	95,631	117,847	121,838
Share transfers between classes	(6,791)	541	(9,046)	881
Distributions reinvested	3,431	2,010	6,567	3,603
Repurchased shares, net of early repurchase deduction	(11,429)	(7,843)	(13,021)	(12,939)
Net increase (decrease) from share transactions	42,287	90,339	102,347	113,383
Total increase (decrease) in net assets	2,512,979	3,048,396	5,462,935	5,551,687
Net assets, beginning of period	41,805,719	31,037,728	38,855,763	28,534,437
Net assets, end of period	$44,318,698	$34,086,124	$44,318,698	$34,086,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,757,024	$1,837,656
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	65,158	(98,820)
Net change in unrealized (appreciation) depreciation on derivative instruments	61,350	(17,923)
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	(10,138)	(10,164)
Net realized (gain) loss on investments	36,490	64,509
Net realized (gain) loss on derivative instruments	—	383
Net realized (gain) loss on foreign currency and other transactions	(16,434)	(4,048)
Net change due to hedging activity	(3,219)	—
Payment-in-kind interest capitalized	(203,765)	(179,574)
Net accretion of discount and amortization of premium	(133,659)	(108,967)
Amortization of deferred financing costs	17,327	21,647
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	19,162	15,931
Amortization of offering costs	2,178	1,496
Purchases of investments	(9,746,793)	(9,016,308)
Proceeds from sale of investments and principal repayments	5,626,022	4,152,440
Changes in operating assets and liabilities:
Interest receivable	(15,791)	(119,535)
Dividend receivable	(8,975)	(2,768)
Receivable from broker	(39,132)	10,987
Receivable for investments	(186,626)	(15,819)
Payable for investments	(59,384)	216,275
Management fees payable	18,671	17,056
Income based incentive fees payable	7,066	11,256
Interest payable	4,310	23,025
Due to affiliates	(2,276)	455
Accrued expenses and other liabilities	(17,821)	(5,768)
Net cash provided by (used in) operating activities	(2,829,255)	(3,206,578)
Cash flows from financing activities:
Borrowings on debt	6,388,456	2,155,844
Repayments on debt	(7,525,528)	(2,455,031)
Deferred financing costs paid	(12,347)	(29,389)
Debt issuance costs paid	(21,044)	(3,068)
Deferred offering costs paid	(1,650)	(2,818)
Proceeds from issuance of Common Shares	6,539,392	5,592,346
Repurchased shares, net of early repurchase deduction paid	(1,111,691)	(1,090,234)
Dividends paid in cash	(1,101,781)	(818,110)
Net cash provided by (used in) financing activities	3,153,807	3,349,540
Net increase (decrease) in cash and cash equivalents	324,552	142,962
Effect of foreign exchange rate changes on cash and cash equivalents	7,857	9,410
Cash and cash equivalents, beginning of period	1,650,679	1,481,770
Cash and cash equivalents, end of period	$1,983,088	$1,634,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$1,165,146	$994,156
Distribution payable	386,707	289,093
Reinvestment of dividends during the period	1,020,638	748,310
Accrued but unpaid debt financing costs	12	8,582
Accrued but unpaid debt issuance costs	2,234	1,458
Share repurchases accrued but not yet paid	1,095,993	459,098
Excise taxes paid	34,786	26,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	8.84%	5/25/2021	5/25/2028	$41,292	$40,749	$22,113	0.05%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.84%	5/25/2021	5/25/2028	8,398	8,093	4,494	0.01
Atlas CC Acquisition Corp.	(4)(5)(7)(10)	SOFR +	4.25%	8.43%	5/25/2021	5/26/2026	18,518	18,384	9,450	0.02
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.68%	1/7/2021	12/27/2027	32,080	32,053	32,080	0.07
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.68%	1/10/2025	12/27/2027	138,336	137,168	138,336	0.31
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	9.08%	10/31/2024	11/4/2031	174,572	172,681	173,358	0.39
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.32%	1/9/2023	1/9/2030	2,335	2,284	2,335	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.31%	3/18/2025	1/9/2030	354	351	354	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	3/28/2025	3/28/2032	63,278	62,482	62,451	0.14
Karman Holdings, Inc.	(4)(6)(8)	SOFR +	3.50%	7.80%	4/1/2025	4/1/2032	25,000	24,759	25,094	0.06
Loar Group, Inc.	(4)(6)(7)(11)	SOFR +	4.75%	9.08%	7/28/2022	5/10/2030	280,968	278,158	280,028	0.63
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.30% (incl. 2.57% PIK)	12/5/2023	12/5/2030	55,051	53,837	53,771	0.12
Maverick Acquisition, Inc.	(4)(11)(17)	SOFR +	6.25%	10.55%	6/1/2021	6/1/2027	47,851	47,426	26,318	0.06
Maverick Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.69%	3/4/2025	6/1/2027	715	715	715	0.00
Peraton Corp.	(10)	SOFR +	3.75%	8.18%	2/1/2021	2/1/2028	14,247	14,263	12,618	0.03
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.80%	11/28/2023	2/28/2031	8,912	8,938	8,938	0.02
Vertex Aerospace Services Corp.	(6)(10)	SOFR +	2.25%	6.58%	12/6/2021	12/6/2030	11,614	11,579	11,609	0.03
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	4.50%	8.80%	5/20/2025	5/20/2032	154,423	153,283	153,265	0.35
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	5/20/2025	5/20/2032	4,320	4,041	4,036	0.01
								1,071,244	1,021,363	2.31

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	9.20%	6/11/2021	6/11/2027		$228,235	$226,805	$228,235	0.51%
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	9.20%	12/21/2021	6/11/2027		51,183	50,819	51,183	0.12
AGI-CFI Holdings, Inc.	(4)(9)	SOFR +	4.75%	9.20%	7/25/2022	6/11/2027		93,264	92,521	93,264	0.21
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	9.18%	3/19/2025	6/11/2027		24,279	24,173	24,279	0.05
ENV Bidco, AB	(4)(6)(7)(8)	E +	5.00%	6.98%	12/12/2024	7/19/2029	EUR	114,257	114,045	134,186	0.30
ENV Bidco, AB	(4)(6)(10)	SOFR +	5.00%	9.30%	12/12/2024	7/19/2029		114,097	112,497	114,097	0.26
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.70%	1/7/2021	12/9/2027		27,119	26,856	26,305	0.06
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.70%	2/4/2022	12/9/2027		134,638	133,254	130,599	0.29
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.49%	12/30/2022	12/30/2028		1,326	1,303	1,278	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.20%	12/13/2021	12/31/2028		268,742	266,073	239,181	0.54
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	14.33% (incl. 9.00% PIK)	11/27/2024	11/27/2029		9,624	9,475	9,624	0.02
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	7.00%	11.33% (incl. 6.00% PIK)	11/27/2024	5/27/2030		29,391	29,385	29,391	0.07
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.25%	7.58%	8/6/2024	1/25/2029		8,881	8,881	8,770	0.02
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.30%	11/8/2024	7/26/2028		19,543	19,488	19,568	0.04
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	9.05%	3/21/2025	7/26/2028		84,305	82,947	85,148	0.19
									1,198,522	1,195,108	2.68
Airlines
Air Canada	(6)(8)	SOFR +	2.00%	6.32%	3/21/2024	3/14/2031		6,260	6,247	6,279	0.01
American Airlines, Inc.	(6)(8)	SOFR +	2.25%	6.52%	4/4/2025	4/20/2028		8,500	8,278	8,457	0.02
Vista Management Holding, Inc.	(6)(8)	SOFR +	3.75%	8.05%	4/1/2025	4/1/2031		17,949	17,819	18,016	0.04
									32,344	32,752	0.07
Auto Components
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.83%	7/16/2024	5/6/2030		4,858	4,826	4,850	0.01
Clarios Global, LP	(6)(8)	SOFR +	2.75%	7.08%	4/10/2025	1/28/2032		8,636	8,416	8,655	0.02
Dellner Couplers Group, AB	(5)(6)(8)	E +	5.43%	7.41%	6/20/2024	6/18/2029	EUR	23,500	24,986	27,820	0.06
									38,228	41,325	0.09
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.55%	1/31/2025	3/31/2028		44,088	44,088	44,296	0.10
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	9.05%	5/6/2025	5/8/2030		60,260	59,675	59,658	0.13
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	8.30%	5/6/2025	5/8/2030		35,152	34,981	34,976	0.08
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	6.33%	1/7/2021	11/15/2027		37	37	37	0.00
									94,693	94,671	0.21

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Broadline Retail
Peer Holding III BV	(6)(8)	SOFR +	2.50%	6.80%	6/26/2024	7/1/2031		$6,965	$6,965	$7,011	0.02%
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	9.94%	7/25/2022	8/1/2028		25,350	25,128	22,899	0.05
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	7.66%	4/15/2021	4/12/2028		4,792	4,775	4,293	0.01
ES Group Holdings III, Ltd.	(4)(6)(8)	E +	5.75%	7.73%	11/22/2021	4/23/2028	EUR	30,879	33,738	31,100	0.07
ES Group Holdings III, Ltd.	(4)(6)(10)	SOFR +	5.75%	10.30%	11/22/2021	4/23/2028		64,562	63,767	55,200	0.12
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.43%	2/26/2021	2/26/2027		109,011	108,475	104,923	0.24
Great Day Improvements, LLC	(4)(7)(13)	SOFR +	5.50%	9.94%	6/13/2024	6/13/2030		35,964	35,273	34,394	0.08
Griffon Corp.	(6)(8)	SOFR +	2.25%	6.55%	6/16/2025	1/24/2029		1,062	1,065	1,065	0.00
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	1/7/2021	2/25/2027		43,474	43,336	39,996	0.09
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	4/20/2022	2/25/2027		187,540	186,743	172,536	0.39
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	1/7/2021	2/25/2027		6,319	6,297	5,814	0.01
Janus International Group, LLC	(6)(8)	SOFR +	2.50%	6.78%	6/16/2025	8/3/2030		1,304	1,299	1,303	0.00
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.58%	9/1/2021	9/1/2027		134,824	133,652	133,475	0.30
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.16%	6/6/2024	5/31/2031		46,879	46,486	43,949	0.10
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.67%	4/19/2022	5/1/2027		145,641	145,639	144,185	0.33
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.33%	3/28/2024	3/21/2031		4,466	4,486	4,481	0.01
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.55%	4/29/2022	4/29/2029		2,962	2,971	2,739	0.01
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.68%	11/3/2021	11/3/2028		24,823	24,706	24,894	0.06
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.95%	1/7/2021	12/29/2026		59,677	59,399	47,294	0.11
									927,235	874,540	1.98

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Capital Markets
Apex Group Treasury, LLC	(6)(8)	SOFR +	3.50%	7.82%	2/27/2025	2/27/2032		$92,712	$92,540	$92,509	0.21%
Aretec Group, Inc.	(6)(8)	SOFR +	3.50%	7.83%	5/29/2024	8/9/2030		11,301	11,289	11,335	0.03
FFML Holdco, Ltd.	(4)(6)(10)	B +	6.25%	10.06%	11/11/2022	11/30/2028	NZD	36,590	22,333	22,304	0.05
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	7.08%	1/31/2025	9/15/2031		16,904	16,868	16,887	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.75%	7.05%	9/5/2024	9/5/2031		12,326	12,039	12,340	0.03
Jane Street Group, LLC	(6)(8)	SOFR +	2.00%	6.33%	5/29/2025	12/15/2031		997	985	997	0.00
Osaic Holdings, Inc.	(6)(8)	SOFR +	3.50%	7.83%	11/26/2024	8/17/2028		6,159	6,159	6,181	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	11.06%	12/29/2023	4/30/2027		3,864	3,832	3,838	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.80%	5/14/2025	5/14/2031		44,082	43,926	44,082	0.10
Superannuation And Investments US, LLC	(6)(9)	SOFR +	3.75%	8.19%	12/1/2021	12/1/2028		12,959	12,915	13,046	0.03
The Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	3.00%	7.33%	6/5/2024	4/7/2028		18,278	18,278	18,319	0.04
									241,164	241,838	0.55
Chemicals
Charter Next Generation, Inc.	(10)	SOFR +	2.75%	7.06%	11/5/2024	11/29/2030		6,935	6,952	6,968	0.02
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	4.50%	8.80%	6/13/2024	6/13/2031		232,777	230,519	229,939	0.52
Derby Buyer, LLC	(6)(9)	SOFR +	3.00%	7.31%	12/13/2024	11/1/2030		6,419	6,419	6,404	0.01
Formulations Parent Corp.	(4)(8)	SOFR +	4.00%	8.21%	4/10/2025	4/9/2032		25,000	24,757	25,125	0.06
Geon Performance Solutions, LLC	(10)	SOFR +	4.25%	8.81%	8/18/2021	8/18/2028		3,563	3,551	3,401	0.01
Hyperion Materials & Technologies, Inc.	(9)	SOFR +	4.50%	9.09%	8/30/2021	8/30/2028		7,864	7,856	7,603	0.02
									280,054	279,440	0.64
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.25%	8.38%	8/18/2023	8/18/2028		43,195	42,829	43,448	0.10
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.18%	4/8/2021	5/12/2028		40,517	40,477	40,756	0.09
Anticimex, Inc.	(6)(9)	SOFR +	3.40%	7.66%	11/8/2021	11/16/2028		11,585	11,563	11,627	0.03
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	7.92%	4/30/2025	12/11/2028		10,321	10,341	10,388	0.02
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.75%	8.75%	5/7/2021	5/7/2029		403,329	403,329	403,329	0.91
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.33%	12/20/2024	10/2/2030		219,003	215,264	219,003	0.49
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.50%	7.94%	3/31/2021	3/31/2028		22,361	22,378	22,430	0.05
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	4/17/2025	4/17/2032		92,992	92,011	91,981	0.21
EAB Global, Inc.	(9)	SOFR +	3.00%	7.33%	8/16/2021	8/16/2030		13,273	13,257	13,058	0.03
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.82%	6/13/2025	6/13/2032		71,844	71,383	71,380	0.16
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	3/13/2025	3/13/2032		35,539	34,757	34,439	0.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.82%	3/13/2025	3/13/2032	$148,520	$147,099	$147,034	0.33%
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.29%	8/31/2021	8/31/2028	8,823	8,783	8,066	0.02
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.00%	9.56%	4/30/2025	11/17/2029	101,110	99,473	100,522	0.23
Garda World Security, Corp.	(6)(8)	SOFR +	3.00%	7.31%	2/7/2025	2/1/2029	20,810	20,810	20,874	0.05
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/28/2030	250,745	247,511	246,357	0.56
Gatekeeper Systems, Inc.	(4)(7)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/28/2030	28,806	27,790	27,404	0.06
GBT US III, LLC	(6)(8)	SOFR +	2.50%	6.78%	2/4/2025	7/25/2031	3,980	3,980	3,992	0.01
GFL Environmental Services USA, Inc.	(6)(8)	SOFR +	2.50%	6.82%	4/11/2025	3/3/2032	1,500	1,474	1,503	0.00
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	9.30%	9/26/2024	9/30/2031	166,736	163,759	165,068	0.37
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032	120,854	119,731	119,948	0.27
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032	2,324	2,101	2,115	0.00
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.53%	10/2/2023	10/2/2030	54,266	53,146	54,266	0.12
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	9.55%	10/2/2023	10/2/2030	5,117	5,029	5,117	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	2/4/2025	10/2/2030	1,944	1,841	1,944	0.00
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.58%	10/2/2023	10/2/2029	2,361	2,208	2,361	0.01
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.28%	12/15/2021	12/15/2027	137,448	136,370	137,448	0.31
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.28%	11/9/2023	12/15/2027	53,677	52,913	53,677	0.12
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.28%	12/15/2021	12/15/2027	95,282	94,603	95,282	0.21
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.28%	6/28/2024	12/15/2027	80,600	80,027	80,600	0.18
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	5/9/2025	12/15/2027	4,853	4,257	4,853	0.01
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.57% (incl. 3.00% PIK)	12/29/2021	11/8/2031	240,740	238,943	240,740	0.54
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.57% (incl. 3.00% PIK)	1/7/2021	11/8/2031	46,085	45,716	46,085	0.10
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	11/8/2024	11/8/2031	575,518	569,632	574,833	1.30
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.43%	12/10/2021	12/10/2027	95,492	94,631	95,446	0.22
Knowledge Pro Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.32%	6/11/2025	12/10/2027	1,146	966	1,146	0.00
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.88%	10/19/2021	10/19/2028	46,241	45,805	39,651	0.09
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.81%	10/19/2021	10/19/2028	20,630	20,436	17,690	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Lsf12 Crown US Commercial Bidco, LLC	(7)(8)	SOFR +	4.25%	8.57%	12/2/2024	12/2/2031	$97,232	$94,317	$97,870	0.22%
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.03%	1/26/2024	7/25/2030	9,950	9,916	9,980	0.02
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.60%	12/1/2021	12/1/2027	187,232	185,709	187,232	0.42
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	9.06%	12/1/2021	12/1/2027	217,303	215,040	217,303	0.49
Pearce Intermediate Holdings, Inc.	(4)(11)	SOFR +	4.75%	9.08%	6/2/2021	6/2/2029	81,994	81,303	81,994	0.19
Pearce Intermediate Holdings, Inc.	(4)(5)(7)(11)	SOFR +	4.75%	9.08%	6/29/2023	6/2/2029	27,620	27,147	27,620	0.06
Pearce Intermediate Holdings, Inc.	(4)(11)	SOFR +	4.75%	9.08%	11/6/2024	6/2/2029	114,181	113,201	114,181	0.26
Polyphase Elevator Holding, Co.	(4)(5)(7)(11)	SOFR +	6.00%	10.40%	6/23/2021	6/23/2027	6,042	6,014	5,400	0.01
Polyphase Elevator Holding, Co.	(4)(5)(11)	SOFR +	6.00%	10.40%	12/21/2021	6/23/2027	10,766	10,766	9,689	0.02
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	6.32%	11/20/2024	10/13/2030	1,489	1,489	1,491	0.00
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	1.75%	6.07%	4/4/2025	3/7/2032	6,500	6,379	6,456	0.01
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.01
Pye-Barker Fire & Safety, LLC	(4)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031	13,816	13,758	13,816	0.03
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	5/22/2025	5/24/2032	23,327	23,027	23,022	0.05
Safety Products/JHC Acquisition Corp.	(8)	SOFR +	4.50%	8.93%	1/7/2021	6/28/2026	59,564	59,507	59,583	0.13
Safety Products/JHC Acquisition Corp.	(5)(8)	SOFR +	4.50%	8.93%	1/7/2021	6/28/2026	64	65	64	0.00
TEI Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.05%	12/13/2024	12/15/2031	146,288	144,939	145,556	0.33
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.03%	12/13/2024	12/15/2031	2,905	2,492	2,560	0.01
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.30%	6/20/2024	6/20/2030	74,997	74,375	74,434	0.17
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	6/20/2024	6/20/2030	18,688	18,407	18,422	0.04
TRC Cos, LLC	(8)	SOFR +	3.00%	7.33%	1/14/2025	12/8/2028	26,659	26,659	26,636	0.06
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.45%	1/21/2022	1/21/2029	8,894	8,871	8,176	0.02
Veregy Consolidated, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	4/16/2025	4/16/2031	141,335	140,050	140,005	0.32
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.50%	9.83% (incl. 3.00% PIK)	7/31/2024	7/31/2031	190,202	188,551	190,202	0.43
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	7/31/2024	7/31/2031	14,156	14,017	14,156	0.03
								4,717,083	4,736,170	10.66

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Amentum Holdings, Inc.	(8)	SOFR +	2.25%	6.58%	4/4/2025	9/29/2031		$8,672	$8,418	$8,672	0.02%
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	7.33%	1/27/2025	5/17/2028		34,264	34,264	34,435	0.08
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.57%	1/25/2024	1/27/2031		6,463	6,410	6,471	0.01
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.80%	5/10/2024	5/10/2031		66,707	66,016	66,528	0.15
Gannett Fleming, Inc.	(4)(7)(10)	SOFR +	4.75%	8.96%	8/5/2024	8/5/2030		375,682	370,476	372,304	0.84
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.93%	6/9/2023	12/31/2027		207,905	205,338	207,691	0.47
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.92%	2/28/2025	12/31/2027		16,272	16,145	16,272	0.04
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	4.75%	9.18%	3/2/2021	3/2/2028		15,170	15,112	15,095	0.03
Peak Utility Services Group, Inc.	(4)(5)(11)	SOFR +	4.75%	9.18%	3/2/2021	3/2/2028		2,023	2,018	2,013	0.00
Pike Electric Corp.	(8)	SOFR +	3.00%	7.44%	6/7/2022	1/21/2028		999	1,009	1,006	0.00
Thermostat Purchaser III, Inc.	(10)	SOFR +	4.25%	8.55%	6/20/2024	8/31/2028		9,900	9,900	9,933	0.02
Thermostat Purchaser III, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	8.55%	6/20/2024	8/31/2028		804	718	764	0.00
Touchdown Acquirer, Inc.	(6)(8)	SOFR +	2.75%	7.08%	6/2/2025	2/21/2031		998	975	999	0.00
Touchdown Acquirer, Inc.	(5)(6)(8)	E +	4.25%	6.25%	6/2/2025	2/21/2031	EUR	32,688	35,471	38,781	0.09
									772,270	780,964	1.75
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	6.58%	2/18/2025	2/10/2032		14,962	14,863	14,960	0.03
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.03%	10/23/2024	9/20/2030		2,970	2,970	2,981	0.01
									17,833	17,941	0.04
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	4/30/2025	5/5/2032		86,009	85,169	85,149	0.19
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	4/30/2025	5/5/2032		1,118	1,051	1,049	0.00
									86,220	86,198	0.19

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.56%	12/13/2024	7/18/2029	$5,214	$5,233	$5,247	0.01%
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.05%	10/18/2022	9/30/2028	11,241	10,991	11,241	0.03
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.75%	10.05%	3/20/2025	9/30/2028	1,367	1,354	1,367	0.00
Berlin Packaging, LLC	(8)	SOFR +	3.50%	7.82%	6/7/2024	6/7/2031	18,767	18,796	18,855	0.04
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.50%	4/13/2022	4/13/2029	14,000	13,787	13,988	0.03
Clydesdale Acquisition Holdings, Inc.	(7)(9)	SOFR +	3.25%	7.58%	4/1/2025	4/1/2032	7,242	7,143	7,221	0.02
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.83%	7/31/2024	8/4/2027	7,708	7,708	7,730	0.02
MAR Bidco S.à r.l.	(6)(9)	SOFR +	4.20%	8.75%	6/28/2021	7/6/2028	3,799	3,791	3,733	0.01
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.26%	4/9/2024	9/15/2028	16,110	16,110	16,193	0.04
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.08%	7/19/2024	8/12/2028	977	977	982	0.00
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.69%	3/3/2021	3/3/2028	24,573	24,340	24,575	0.06
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.05%	10/18/2024	9/15/2028	12,024	12,024	11,830	0.03
								122,254	122,962	0.29
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	5.50%	10.08%	12/10/2021	12/11/2028	8,174	8,098	6,948	0.02
Bradyplus Holdings, LLC	(4)(11)	SOFR +	5.00%	9.28%	10/11/2024	10/31/2029	217,149	214,037	217,149	0.49
Bradyplus Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.32%	10/11/2024	10/31/2029	2,108	2,019	2,108	0.00
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.18%	11/1/2021	11/2/2026	29,496	29,295	27,726	0.06
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.25%	11.69% (incl. 3.25% PIK)	11/1/2022	6/23/2028	15,791	15,544	14,212	0.03
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	12/31/2021	6/23/2028	26,614	26,391	23,819	0.05
NDC Acquisition Corp.	(4)(11)	SOFR +	5.00%	9.33%	3/9/2021	3/9/2028	21,544	21,377	21,544	0.05
NDC Acquisition Corp.	(4)(5)(7)(11)	SOFR +	5.00%	9.33%	3/9/2021	3/9/2028	343	316	343	0.00
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.30% (incl. 1.75% PIK)	4/9/2024	4/9/2030	171,648	171,275	170,775	0.39
S&S Holdings, LLC	(9)	SOFR +	5.00%	9.42%	3/11/2021	3/11/2028	7,751	7,764	7,613	0.02
S&S Holdings, LLC	(9)	SOFR +	5.00%	9.32%	4/3/2025	10/1/2031	3,950	3,785	3,793	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.88%	1/7/2021	11/13/2026	81,386	81,187	78,741	0.18
								581,088	574,771	1.30

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	$27,335	$26,874	$27,335	0.06%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	8,139	8,002	8,139	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	4,524	4,393	4,524	0.01
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	21,084	20,728	21,084	0.05
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	2/19/2025	7/24/2030	15,709	15,403	15,709	0.04
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.32%	12/20/2024	4/30/2030	174,873	173,460	174,873	0.39
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.87%	7/20/2021	7/20/2028	934,154	930,081	934,154	2.11
Cengage Learning, Inc.	(6)(11)	SOFR +	3.50%	7.83%	11/22/2024	3/22/2031	11,909	11,849	11,951	0.03
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	5.00%	9.30%	5/31/2024	5/31/2031	54,587	54,126	54,587	0.12
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	5/31/2024	5/31/2031	18,828	18,490	18,682	0.04
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.80%	3/27/2024	3/27/2030	51,195	50,386	50,427	0.11
DTA Intermediate II, Ltd.	(4)(5)(7)(11)	SOFR +	5.25%	9.51%	3/27/2024	3/27/2030	6,429	5,989	5,885	0.01
Element Materials Technology Group US Holdings, Inc.	(6)(9)	SOFR +	3.75%	8.05%	6/24/2022	7/6/2029	7,349	7,302	7,381	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.52%	7/18/2023	7/18/2029	46,703	45,916	43,551	0.10
Endeavor Schools Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.52%	7/18/2023	7/18/2029	8,597	8,474	8,016	0.02
Essential Services Holding Corp.	(4)(10)	SOFR +	5.00%	9.28%	6/17/2024	6/17/2031	69,595	69,003	68,899	0.16
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	6/17/2024	6/17/2030	1,087	950	924	0.00
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.18%	10/12/2021	12/31/2026	88,638	88,007	86,422	0.20
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.83%	2/1/2024	12/21/2029	64,385	64,140	62,919	0.14
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.41%	3/10/2022	3/12/2029	9,707	9,656	9,738	0.02
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.27%	11/20/2023	3/12/2029	27,087	26,614	27,172	0.06
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.58%	12/15/2021	12/15/2028	17,473	17,404	17,400	0.04
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	9.07%	12/19/2024	12/19/2031	261,309	258,822	259,580	0.59
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.30%	9/29/2023	9/29/2030	13,578	13,450	13,651	0.03
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	9.28%	5/1/2024	5/1/2031	198,475	196,821	196,490	0.44
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	5.00%	9.30%	5/1/2024	5/1/2031	20,653	20,223	19,815	0.04
University Support Services, LLC	(9)	SOFR +	2.75%	7.08%	2/10/2022	2/10/2029	6,281	6,264	6,079	0.01
								2,152,827	2,155,387	4.86

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.33%	12/28/2023	1/31/2031		$5,925	$5,944	$5,927	0.01%
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	9.78%	10/1/2021	10/1/2028		230,544	227,861	232,850	0.53
Zacapa, LLC	(6)(9)	SOFR +	3.75%	8.05%	10/29/2024	3/22/2029		10,391	10,391	10,436	0.02
									238,252	243,286	0.55
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.75%	7.08%	6/16/2025	2/26/2032		2,348	2,355	2,355	0.01
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.33%	3/26/2021	3/26/2027		60,723	60,350	60,723	0.14
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.33%	7/27/2023	3/26/2027		53,720	53,058	53,720	0.12
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.00%	9.29%	5/9/2024	3/26/2027		42,619	41,723	42,435	0.10
Tiger Acquisition, LLC	(8)	SOFR +	2.75%	7.08%	11/16/2022	6/1/2028		11,500	11,500	11,540	0.03
									168,986	170,773	0.40
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.03%	8/17/2021	8/17/2030		196,272	194,391	195,865	0.44
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.05%	8/8/2024	8/8/2030		326,975	322,317	326,404	0.74
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.76%	6/21/2021	6/21/2028		35,178	34,975	35,244	0.08
									551,683	557,513	1.26
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.40%	1/7/2021	12/23/2026		24,864	24,741	24,118	0.05
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.36%	1/7/2021	12/23/2026		7,463	7,440	7,239	0.02
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.38%	1/7/2021	12/23/2026		1,914	1,909	1,857	0.00
Duro Dyne National Corp.	(4)(10)	SOFR +	4.75%	9.05%	11/15/2024	11/15/2031		189,182	187,459	189,182	0.43
Duro Dyne National Corp.	(4)(5)(7)(10)	P +	3.75%	11.25%	11/15/2024	11/15/2031		2,760	2,327	2,587	0.01
Dwyer Instruments, LLC	(4)(10)	SOFR +	4.75%	9.05%	11/15/2024	7/30/2029		46,445	46,042	46,213	0.10
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	11/15/2024	7/30/2029		1,006	916	939	0.00
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.29%	3/2/2021	3/2/2028		19,764	19,691	18,710	0.04
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.78%	7/1/2024	7/1/2031		35,677	35,056	34,450	0.08
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	9.02%	11/20/2023	11/20/2030		42,611	42,219	42,611	0.10
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.75%	6.73%	7/1/2024	7/1/2030	EUR	3,816	4,135	4,495	0.01
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.75%	6.73%	7/1/2024	7/1/2031	EUR	63,958	67,803	75,339	0.17
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.75%	9.05%	7/1/2024	7/1/2031		283,666	278,872	283,145	0.64
									718,610	730,885	1.65

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2031		$8,766	$8,619	$8,766	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2030		569	547	569	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.42%	3/15/2024	3/15/2031		32,504	31,713	32,504	0.07
									40,879	41,839	0.09
Entertainment
OEG Borrower, LLC	(8)	SOFR +	3.50%	7.81%	4/22/2025	6/30/2031		8,149	8,035	8,134	0.02
Renaissance Holdings Corp.	(9)	SOFR +	4.00%	8.28%	12/6/2024	4/5/2030		2,498	2,498	2,276	0.01
									10,533	10,410	0.03
Financial Services
Atlas Securitized Products Funding 2, LP	(4)(5)(6)(7)(8)	SOFR +	1.50%	5.82%	3/28/2024	5/25/2063		145,440	141,709	143,875	0.32
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.75%	9.05%	11/18/2024	11/18/2031		43,278	42,884	43,062	0.10
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.75%	9.08%	11/18/2024	11/18/2031		4,780	4,583	4,615	0.01
DM Intermediate Parent, LLC	(4)(7)(10)	SOFR +	4.75%	9.08%	9/30/2024	9/30/2030		104,312	102,319	103,499	0.23
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.72%	3/27/2025	3/27/2032	GBP	84,561	107,397	113,751	0.26
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.58%	6/17/2024	6/17/2031		64,739	64,463	64,761	0.15
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.80%	9/1/2023	9/1/2030		19,691	19,328	19,691	0.04
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.24%	9/1/2023	9/1/2029		566	497	539	0.00
PKF O'Connor Davies Advisory, LLC	(4)(7)(10)	SOFR +	4.50%	8.81%	11/15/2024	11/18/2031		84,572	83,556	83,888	0.19
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	9.05%	4/4/2024	4/4/2031		37,848	37,547	37,833	0.09
Solera, LLC	(9)(18)	SOFR +	3.75%	8.29%	6/4/2021	6/2/2028		32,328	32,168	31,549	0.07
									636,451	647,063	1.46
Food Products
Dreyers Grand Ice Cream, Inc.	(6)(8)	SOFR +	2.00%	6.24%	4/4/2025	9/30/2031		3,990	3,917	3,955	0.01
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	8.28%	1/7/2021	12/18/2026		4,805	4,814	4,847	0.01
									8,731	8,802	0.02
Gas Utilities
CQP Holdco, LP	(9)	SOFR +	2.00%	6.30%	4/4/2025	12/31/2030		1,496	1,480	1,498	0.00
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	5/15/2024	5/15/2031		155,666	155,213	155,666	0.35

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
AEC Parent Holdings, Inc.	(9)(17)	SOFR +	5.75%	10.20%	6/13/2022	6/13/2029		$24,743	$23,753	$18,820	0.04%
Bamboo US BidCo, LLC	(4)(7)(11)	SOFR +	5.25%	9.53%	9/29/2023	9/30/2030	31,926		31,062	31,926	0.07
Bamboo US BidCo, LLC	(4)(11)	E +	5.25%	7.44%	9/29/2023	9/30/2030	EUR	72,246	74,866	85,102	0.19
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.53%	11/20/2024	9/30/2030	4,701		4,591	4,701	0.01
Ergotron Acquisition, LLC	(4)(10)	SOFR +	5.00%	9.33%	7/6/2022	7/6/2028	62,360		61,752	62,360	0.14
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.95%	9/13/2021	9/13/2027	190,575		189,168	185,811	0.42
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.74%	9/13/2021	9/13/2027	48,262		47,944	47,056	0.11
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.70%	7/21/2022	7/20/2029	42,332		40,607	41,908	0.09
Natus Medical, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	8.68%	7/21/2022	7/21/2027	1,275		1,217	1,161	0.00
Sharp Services, LLC	(8)	SOFR +	3.25%	7.55%	10/25/2024	12/31/2028	7,626		7,626	7,660	0.02
WS Audiology A/S	(6)(8)	SOFR +	3.50%	7.80%	6/27/2025	2/28/2029	11,782		11,782	11,815	0.03
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	9.80%	2/28/2024	2/28/2031	53,170		52,417	51,403	0.12
									546,785	549,723	1.24
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(10)	CA +	5.00%	7.75%	8/10/2022	8/10/2029	CAD	259,555	199,847	190,604	0.43
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	7.75%	8/9/2024	8/10/2029	CAD	21,400	11,557	15,715	0.04
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.93%	8/2/2021	8/2/2027	4,726		4,577	3,544	0.01
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.43% (incl. 3.25% PIK)	7/7/2023	8/2/2028	135,914		134,166	128,439	0.29
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.48%	5/7/2021	5/7/2027	10,354		10,290	10,354	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.57%	5/7/2021	5/7/2027	8,515		8,469	8,515	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.49%	5/7/2021	5/7/2026	334		321	334	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.48%	4/14/2022	5/7/2027	249		247	249	0.00
Amerivet Partners Management, Inc.	(4)(7)(11)	SOFR +	5.50%	9.97%	2/25/2022	2/25/2028	20,892		20,531	20,631	0.05
Canadian Hospital Specialties, Ltd.	(4)(6)(11)	CA +	4.50%	7.57%	4/15/2021	4/14/2028	CAD	14,594	11,591	10,610	0.02
Canadian Hospital Specialties, Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.57%	4/15/2021	4/15/2027	CAD	3,330	2,316	2,406	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Caramel Bidco, Limited	(4)(6)(8)	S +	6.00%	10.22%	2/11/2022	2/24/2029	GBP	60,000	$78,981	$69,182	0.16%
Caramel Bidco, Limited	(4)(5)(6)(8)	S +	6.00%	10.22%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,612	0.01
Caramel Bidco, Limited	(4)(6)(8)	E +	6.00%	8.04%	2/24/2022	2/24/2029	EUR	14,000	15,594	13,853	0.03
Caramel Bidco, Limited	(4)(6)(8)	SOFR +	6.00%	10.21%	2/24/2022	2/24/2029		$6,125	6,337	5,145	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.90% (incl. 4.00% PIK)	12/21/2021	12/21/2028		583,638	578,950	487,338	1.10
CNT Holdings I Corp.	(10)	SOFR +	2.50%	6.78%	4/3/2025	11/8/2032		5,486	5,418	5,506	0.01
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	9.05%	6/26/2025	6/26/2032		161,838	159,559	159,557	0.36
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	9.02%	7/22/2024	7/22/2031		70,315	69,967	70,265	0.16
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.93%	2/1/2022	2/1/2029		159,593	157,956	159,593	0.36
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.75%	10.17%	8/1/2022	2/1/2029		21,359	20,976	21,359	0.05
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.70%	3/12/2021	4/3/2028		25,009	24,922	23,633	0.05
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.80%	12/28/2022	4/3/2028		9,845	9,690	9,304	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.38%	1/7/2021	10/4/2026		28,360	28,360	28,360	0.06
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.08%	11/1/2021	11/1/2028		998	1,001	1,001	0.00
Heartland Dental, LLC	(10)	SOFR +	4.50%	8.83%	5/30/2024	4/30/2028		9,875	9,911	9,900	0.02
Imagine 360, LLC	(4)(7)(10)	SOFR +	5.00%	9.30%	9/18/2024	9/30/2028		96,788	95,882	96,633	0.22
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.78%	4/29/2024	4/29/2030		273,289	272,855	268,558	0.61
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.40%	5/26/2021	10/15/2026		223,779	222,640	213,709	0.48
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	12/8/2023	12/6/2029		6,521	6,383	6,521	0.01
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031		37,365	37,063	37,365	0.08
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031		4,752	4,675	4,752	0.01
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031		5,526	5,490	5,526	0.01
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.93% (incl. 4.00% PIK)	7/16/2021	7/16/2030		531,206	529,421	469,881	1.06
Onex TSG Intermediate Corp.	(6)(10)	SOFR +	4.75%	9.34%	2/26/2021	2/28/2028		22,473	22,398	22,561	0.05
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.03%	12/13/2023	7/8/2028		68,933	68,753	68,396	0.15
ONS MSO, LLC	(4)(5)(7)(11)	P +	5.25%	12.75%	12/13/2023	7/8/2028		250	208	215	0.00
ONS MSO, LLC	(4)(11)	SOFR +	5.75%	10.03%	4/26/2024	7/8/2028		9,900	9,854	9,826	0.02
Pacific Dental Services, Inc.	(8)	SOFR +	2.75%	7.07%	4/3/2025	3/15/2031		4,938	4,896	4,948	0.01
Plasma Buyer, LLC	(4)(10)	SOFR +	5.75%	10.05%	5/12/2022	5/12/2029		92,567	91,483	84,484	0.19
Plasma Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	5/12/2022	5/12/2028		14,402	14,264	13,136	0.03
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	10.08%	8/31/2022	8/31/2029		125,657	124,228	125,657	0.28
PPV Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	10.33%	9/6/2023	8/31/2029		12,684	12,399	12,685	0.03
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.93%	12/11/2024	3/9/2028		12,010	12,010	12,010	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Raven Acquisition Holdings, LLC	(6)(7)(8)	SOFR +	3.25%	7.58%	4/10/2025	11/19/2031		$2,800	$2,729	$2,801	0.01%
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		515,479	510,161	500,015	1.13
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		122,925	119,960	117,419	0.26
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	10.59%	6/1/2021	6/1/2028		707,413	702,518	677,348	1.53
Southern Veterinary Partners, LLC	(8)	SOFR +	3.25%	7.53%	12/4/2024	10/31/2031		10,185	10,232	10,208	0.02
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.75%	10.31%	6/18/2021	6/18/2028		66,852	66,000	66,183	0.15
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.29%	6/18/2021	6/18/2028		577	573	571	0.00
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	8.44%	6/18/2021	6/18/2026		3,086	3,052	3,086	0.01
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	9.30%	12/30/2021	1/2/2029		177,725	176,322	177,725	0.40
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	4/25/2024	1/2/2029		13,453	12,961	13,453	0.03
Surgery Centers Holdings, Inc.	(6)(8)	SOFR +	2.75%	7.08%	6/20/2024	12/19/2030		5,616	5,616	5,643	0.01
The Fertility Partners, Inc.	(4)(6)(10)	CA +	5.75%	8.80%	3/16/2022	3/16/2028	CAD	134,830	104,964	92,081	0.21
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	10.19%	3/16/2022	3/16/2028		45,321	44,840	42,148	0.10
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.80%	3/16/2022	9/16/2027	CAD	7,722	5,891	5,175	0.01
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	10.03%	7/15/2022	7/15/2028		9,475	9,379	9,404	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.03%	7/15/2022	7/15/2028		12,965	12,914	12,868	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.50%	9.80%	6/16/2022	6/18/2029		873,937	873,937	873,937	1.97
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.25%	9.57%	3/22/2024	6/18/2029		4,966	4,938	4,966	0.01
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	9.31%	3/22/2024	6/18/2029		2,726	2,703	2,726	0.01
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.68%	11/18/2021	11/20/2028		153,992	152,984	153,992	0.35
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.63%	11/18/2021	11/20/2028		64,821	64,438	64,821	0.15
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	6.00%	10.40%	8/16/2023	11/20/2028		6,191	6,122	6,191	0.01
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.64%	12/5/2022	11/20/2028		107	107	107	0.00
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.40%	8/16/2023	11/20/2028		7,771	7,387	7,771	0.02
Veonet Lense, GmbH	(6)(8)	S +	4.75%	9.21%	2/26/2025	3/14/2029	GBP	253,448	319,028	346,048	0.78
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.80% (incl. 5.40% PIK)	8/2/2024	6/30/2029		47,197	47,197	47,197	0.11
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		39,098	14,654	16,421	0.04
									6,391,067	6,175,177	13.93

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	5.25%	9.58%	5/29/2025	5/29/2031	$167,779	$166,371	$166,350	0.38%
athenahealth, Inc.	(9)	SOFR +	2.75%	7.08%	2/15/2022	2/15/2029	36,098	35,891	36,103	0.08
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.83%	3/11/2025	3/11/2032	88,253	87,410	87,479	0.20
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.83%	3/11/2025	3/11/2032	141,205	140,529	140,499	0.32
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.83%	5/16/2025	3/11/2032	193,997	193,045	193,027	0.44
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	5/25/2022	5/25/2029	440,079	435,175	440,079	0.99
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.32%	5/25/2022	5/25/2029	13,128	12,559	13,128	0.03
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	10/28/2022	5/25/2029	35,934	35,712	35,934	0.08
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	10/28/2022	5/25/2029	245,547	244,545	245,547	0.55
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	3/27/2024	5/25/2029	69,470	69,470	69,470	0.16
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.15%	7/2/2024	10/1/2029	363,293	357,799	363,293	0.82
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	2/14/2025	4/2/2031	41,637	41,013	41,603	0.09
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.07%	5/1/2024	5/1/2031	43,048	42,868	42,900	0.10
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.52%	3/1/2021	3/1/2028	71,173	70,360	71,173	0.16
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.55%	3/1/2021	3/1/2028	14,758	14,661	14,758	0.03
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.33%	8/30/2024	8/30/2031	159,828	158,296	159,686	0.36
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	9.08%	1/15/2025	1/19/2032	825,410	817,689	817,156	1.84
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	1/15/2025	1/19/2032	160,350	157,476	156,609	0.35
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	10.18%	10/29/2021	10/29/2028	102,288	101,352	102,288	0.23
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.55% (incl. 3.00% PIK)	11/8/2023	11/8/2029	186,513	185,217	180,451	0.41
Imprivata, Inc.	(8)	SOFR +	3.00%	7.32%	6/20/2025	12/1/2027	1,997	1,997	2,009	0.00
Kona Buyer, LLC	(4)(10)	SOFR +	4.50%	8.78%	7/23/2024	7/23/2031	214,558	212,700	213,485	0.48
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.78%	7/23/2024	7/23/2031	16,132	15,320	15,625	0.04
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	6,165	5,992	6,082	0.01
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	57,676	56,616	57,099	0.13
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	1,787	1,665	1,611	0.00
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.55% (incl. 2.75% PIK)	4/30/2025	4/30/2032	45,096	44,617	44,648	0.10
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.80%	12/12/2024	8/31/2030	14,775	14,468	14,725	0.03
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	4.95%	9.28% (incl. 2.45% PIK)	8/23/2024	8/23/2031	188,478	186,498	188,348	0.42

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Octane Purchaser, Inc.	(4)(7)(9)	SOFR +	4.25%	8.58%	5/19/2025	5/19/2032	$167,453	$166,456	$166,439	0.38%
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	3.00%	7.44%	11/20/2024	3/10/2028	9,065	9,065	9,086	0.02
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.25%	9.63%	4/1/2022	4/2/2029	166,470	165,086	166,470	0.38
Vizient, Inc.	(9)	SOFR +	1.75%	6.08%	8/1/2024	8/1/2031	4,634	4,665	4,653	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.58%	12/30/2024	10/22/2029	6,462	6,462	6,495	0.01
								4,259,045	4,274,308	9.63
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(4)(8)	SOFR +	2.75%	7.08%	11/7/2024	8/17/2028	9,086	9,086	9,142	0.02
Bally's Corp.	(6)(9)	SOFR +	3.25%	7.78%	10/1/2021	10/2/2028	6,607	6,594	5,864	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.58%	2/6/2023	2/6/2030	2,477	2,492	2,479	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.58%	6/16/2025	2/6/2031	2,716	2,720	2,718	0.01
Carnival Finance, LLC	(6)(10)	SOFR +	2.00%	6.31%	1/13/2025	10/18/2028	1,000	1,010	1,002	0.00
Cedar Fair, LP	(6)(8)	SOFR +	2.00%	6.33%	6/18/2025	5/1/2031	1,197	1,194	1,200	0.00
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.41%	4/1/2022	4/2/2029	30,965	30,630	27,528	0.06
DK Crown Holdings, Inc.	(6)(8)	SOFR +	1.75%	6.07%	6/16/2025	3/4/2032	1,409	1,407	1,406	0.00
FanDuel Group Financing, LLC	(6)(9)	SOFR +	1.75%	6.05%	4/3/2025	11/30/2030	5,264	5,186	5,258	0.01
Fertitta Entertainment, LLC	(9)	SOFR +	3.50%	7.83%	1/27/2022	1/27/2029	22,520	22,199	22,521	0.05
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	8.08%	4/3/2025	1/28/2032	2,993	2,899	2,993	0.01
IRB Holding Corp.	(10)	SOFR +	2.50%	6.83%	12/11/2024	12/15/2027	24,864	24,828	24,890	0.06
Life Time, Inc.	(8)	SOFR +	2.25%	6.53%	6/16/2025	11/5/2031	2,342	2,350	2,351	0.01
Light & Wonder International, Inc.	(6)(9)	SOFR +	2.25%	6.56%	6/16/2025	4/14/2029	646	649	647	0.00
Mic Glen, LLC	(9)	SOFR +	3.25%	7.58%	1/30/2025	7/21/2028	12,661	12,661	12,736	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	6.08%	6/16/2024	9/12/2030	13,596	13,440	13,555	0.03
Penn Entertainment, Inc.	(6)(9)	SOFR +	2.50%	6.83%	6/16/2025	5/3/2029	2,272	2,275	2,277	0.01
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	7.28%	6/11/2024	4/4/2029	19,634	19,666	19,639	0.04
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.83%	9/26/2024	1/31/2031	2,963	2,972	2,981	0.01
Whatabrands, LLC	(9)	SOFR +	2.50%	6.83%	12/11/2024	8/3/2028	12,245	12,192	12,264	0.03
								176,450	173,451	0.40
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.32%	12/5/2024	7/31/2028	36,799	36,716	36,789	0.08
Madison Safety & Flow, LLC	(8)	SOFR +	2.75%	7.08%	9/26/2024	9/26/2031	6,948	6,948	6,969	0.02
								43,664	43,758	0.10
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	6.08%	6/16/2025	2/15/2032	2,025	2,026	2,026	0.00
Calpine, Corp.	(8)	SOFR +	1.75%	6.08%	6/16/2025	1/31/2031	1,099	1,100	1,100	0.00
								3,126	3,126	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	8.30%	12/14/2021	12/14/2028		$6,901	$6,867	$6,878	0.02%
CEP V Investment 11 S.à r.l.	(4)(6)(7)(10)	SA +	6.45%	7.20%	5/6/2022	2/11/2028	CHF	47,449	48,024	58,405	0.13
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	8.84%	3/31/2023	2/23/2028	EUR	66,051	63,974	76,244	0.17
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	8.06%	8/12/2021	5/19/2028		11,693	11,670	11,778	0.03
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	7.18%	8/12/2022	8/13/2029	EUR	24,690	25,055	28,939	0.07
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	9.58%	8/12/2022	8/13/2029		33,241	32,732	33,001	0.07
									188,322	215,245	0.49
Insurance
Accession Risk Management Group, Inc.	(4)(10)	SOFR +	4.75%	9.03%	11/12/2021	11/1/2029		59,484	59,472	59,484	0.13
Accession Risk Management Group, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	1/7/2021	11/1/2029		179,825	178,742	179,809	0.41
Accession Risk Management Group, Inc.	(4)(5)(10)	SOFR +	4.75%	9.03%	8/15/2024	11/1/2029		23,158	23,061	23,158	0.05
Alera Group, Inc.	(9)	SOFR +	3.25%	7.58%	5/30/2025	5/30/2032		37,923	37,737	38,080	0.09
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.75%	7.07%	9/12/2024	9/19/2031		6,141	6,087	6,149	0.01
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029		575,580	569,251	575,580	1.30
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029		102,536	101,504	102,536	0.23
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.58%	4/3/2025	1/30/2032		2,000	1,964	2,003	0.00
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.83%	2/16/2024	2/14/2031		125,100	125,012	125,554	0.28
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	3.00%	7.31%	12/11/2024	5/26/2031		11,870	11,870	11,894	0.03
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.33%	6/14/2024	6/14/2031		19,809	19,729	19,855	0.04
CFC Underwriting, Ltd.	(4)(6)(9)	SOFR +	4.95%	9.26%	1/25/2022	5/16/2029		138,161	136,250	138,161	0.31
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	9.05%	10/29/2021	10/29/2030		27,775	27,520	27,775	0.06
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	9.05%	11/17/2023	10/29/2030		26,815	26,425	26,815	0.06
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	9.05%	4/14/2022	10/29/2030		38,496	38,177	38,496	0.09
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	10/21/2024	10/29/2030		16,926	16,589	16,616	0.04
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028		240,406	238,692	240,406	0.54
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028		588	580	588	0.00
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	4/28/2023	9/29/2028		6,385	6,199	6,385	0.01
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.94%	4/15/2024	4/23/2031	EUR	110,003	114,755	129,578	0.29

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.75%	7.94%	4/15/2024	4/23/2031	EUR	31,179	$31,921	$36,728	0.08%
Higginbotham Insurance Agency, Inc.	(4)(6)(11)	SOFR +	4.50%	8.83%	7/3/2024	11/25/2028		$89,744	89,674	89,744	0.20
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.55%	4/16/2021	4/14/2028	19,090		18,991	19,090	0.04
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.57%	4/16/2021	4/14/2028	81,881		81,117	81,797	0.18
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.56%	1/2/2025	4/14/2028	27,484		26,997	27,484	0.06
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.55%	4/16/2021	4/14/2028	76,669		76,042	76,669	0.17
HUB International, Ltd.	(8)	SOFR +	2.50%	6.77%	4/4/2025	6/20/2030	854		837	857	0.00
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	3.00%	7.33%	11/22/2024	2/15/2031	18,902		18,672	18,982	0.04
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/25/2028	262,707		261,082	262,672	0.59
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.14%	5/15/2025	5/15/2032	EUR	352	389	410	0.00
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.33%	1/28/2025	7/2/2031	9,900		9,900	9,897	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	S +	5.00%	9.22%	4/17/2024	4/18/2031	GBP	14,988	18,575	20,573	0.05
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.19%	4/17/2024	4/18/2031	EUR	7,947	8,448	9,362	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.19%	4/17/2024	4/18/2031	EUR	7,010	7,228	8,257	0.02
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	9.45%	10/14/2021	10/16/2028	23,850		23,690	23,850	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	11/17/2023	10/16/2028	22,374		22,124	21,932	0.05
Riser Merger Sub, Inc.	(4)(5)(10)	SOFR +	4.75%	9.05%	4/15/2025	10/31/2029	30,737		30,737	30,737	0.07
Riser Merger Sub, Inc.	(4)(5)(10)	S +	4.75%	8.97%	4/15/2025	10/31/2029	GBP	51,673	66,232	70,929	0.16
Riser Merger Sub, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	4/15/2025	10/31/2029	7,333		6,861	7,182	0.02
SelectQuote, Inc.	(4)(6)(20)	SOFR +	6.50%	10.93%	10/15/2024	9/30/2027	124,326		124,310	119,353	0.27
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	4/3/2024	4/3/2030	213,329		211,725	213,329	0.48
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	9.46%	10/17/2024	10/17/2031	938,360		934,128	938,360	2.12
Simplicity Financial Marketing Group Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.00%	9.30%	12/31/2024	12/31/2031	47,879		47,338	47,532	0.11
Sparta UK Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	6.00%	10.22%	9/4/2024	9/25/2031	GBP	43,901	57,826	60,260	0.14
SQ ABS Issuer, LLC	(4)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	19,818		19,690	19,670	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	8.06% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,562	$5,688	$5,373	0.01%
Tennessee Bidco, Limited	(4)(6)(8)	S +	5.25%	10.00% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	150,783	202,308	206,972	0.47
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.95% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	13,685	18,255	18,133	0.04
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.25%	9.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031		$550,018	537,250	550,018	1.24
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	9.49% (incl. 2.00% PIK)	7/1/2024	7/1/2031	28,062		27,813	28,062	0.06
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.62% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	8,873	9,300	10,452	0.02
THG Acquisition LLC	(4)(10)	SOFR +	4.50%	8.83%	10/31/2024	10/31/2031	66,813		66,208	66,813	0.15
THG Acquisition LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	10/31/2024	10/31/2031	555		487	555	0.00
THG Acquisition LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	10/31/2024	10/31/2031	477		407	477	0.00
TIH Insurance Holdings, LLC	(7)(8)	SOFR +	2.75%	7.05%	12/6/2024	5/6/2031	19,652		19,288	19,555	0.04
USI, Inc.	(8)	SOFR +	2.25%	6.55%	12/23/2024	11/22/2029	6,829		6,829	6,825	0.02
USI, Inc.	(8)	SOFR +	2.25%	6.55%	12/23/2024	9/29/2030	6,458		6,365	6,449	0.01
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.30%	10/20/2023	4/3/2030	81,186		79,888	80,885	0.18
									4,914,236	4,985,147	11.19
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.30%	8/28/2024	10/30/2027	12,436		12,299	12,187	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.38%	8/28/2024	10/30/2027	7,281		7,200	7,135	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.31%	8/28/2024	10/30/2027	3,098		3,064	3,036	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	9.43%	8/28/2024	10/30/2027	4,475		4,284	3,870	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	3,603		3,564	3,531	0.01
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.00%	9.38%	8/28/2024	10/30/2027	22,183		21,939	21,740	0.05
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	9.38%	8/28/2024	10/30/2027	12,437		12,249	12,096	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	3.00%	7.30%	7/16/2024	7/16/2031	13,075		13,011	13,112	0.03
Speedster Bidco, GmbH	(6)(9)	SOFR +	3.25%	7.55%	10/17/2024	12/10/2031	20,270		19,832	20,416	0.05
Speedster Bidco, GmbH	(6)(7)(8)	E +	3.50%	5.88%	10/17/2024	12/10/2031	EUR	33,908	35,585	39,982	0.09
Titan Acquisitionco New Zealand, Ltd.	(4)(6)(9)	B +	4.00%	7.34%	5/29/2025	4/17/2031	NZD	129,563	76,703	78,185	0.18
WH Borrower, LLC	(9)	SOFR +	4.75%	9.07%	2/20/2025	2/20/2032	40,000		39,810	40,062	0.09
									249,540	255,352	0.60

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.00%	7.30%	8/2/2024	2/1/2031		$2,505	$2,503	$2,511	0.01%
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2021	12/21/2029	29,758		29,445	29,758	0.07
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.99%	5/21/2024	12/21/2028	245,269		243,168	245,269	0.55
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	9.28%	5/2/2023	5/2/2030	1,572		1,535	1,565	0.00
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.48%	2/26/2025	2/26/2032	EUR	160	165	185	0.00
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.33%	1/7/2021	10/16/2026	19,203		19,211	19,063	0.04
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.47%	7/1/2024	7/3/2031	GBP	40,356	50,153	54,426	0.12
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	7/1/2024	7/3/2031	GBP	4,414	5,460	5,574	0.01
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.20%	4/1/2022	4/1/2028	177,510		175,882	162,422	0.37
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.02% (incl. 2.75% PIK)	4/11/2025	11/24/2028	1,095,483		1,083,161	1,095,483	2.47
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.33% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	14,183	17,432	18,885	0.04
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	7.95%	9/28/2022	9/28/2029	DKK	560,750	72,787	88,534	0.20
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.36%	9/28/2022	9/28/2029	NOK	599,094	54,952	59,437	0.13
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	8.16%	9/28/2022	9/28/2029	SEK	243,186	21,406	25,704	0.06
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	7.98%	9/28/2022	9/28/2029	EUR	110,819	106,804	130,539	0.29
Nephele III, BV	(4)(5)(6)(7)(8)	E +	5.00%	6.98%	3/31/2025	1/14/2032	EUR	267	285	310	0.00
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.93%	2/10/2021	2/10/2028	43,913		43,766	31,851	0.07
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.53%	3/25/2024	3/25/2031	542,693		538,754	542,693	1.22
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.58%	3/25/2024	3/25/2030	18,831		18,324	18,831	0.04
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.56%	3/25/2024	3/25/2031	44,416		43,884	44,416	0.10
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.18%	10/25/2021	10/25/2027	95,717		94,977	95,717	0.22
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.43%	5/26/2021	5/26/2027	145,530		144,723	129,886	0.29
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	9.55%	1/3/2025	6/15/2029	148,832		147,261	148,832	0.34
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	2/5/2024	6/15/2029	15,534		15,333	15,385	0.03
Smartronix, LLC	(8)	SOFR +	4.50%	8.80%	2/7/2025	2/6/2032	341,401		332,953	342,682	0.77
Smartronix, LLC	(4)(5)(7)(8)	SOFR +	3.50%	7.80%	2/7/2025	2/7/2030	1,368		1,085	1,308	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.01% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	17,396	$19,807	$19,877	0.04%
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.69% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	6,563	7,509	7,499	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.40% (incl. 2.50% PIK)	10/14/2021	10/16/2028		$6,711	6,982	6,510	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.38% (incl. 2.50% PIK)	10/14/2021	9/28/2028	13,496		13,319	13,091	0.03
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	10.33% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	23,844	29,305	31,748	0.07
Turing Holdco, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.42% (incl. 2.50% PIK)	5/3/2024	8/3/2028	31,734		31,051	30,782	0.07
Virtusa Corp.	(10)	SOFR +	3.25%	7.58%	6/21/2024	2/15/2029	14,788		14,803	14,810	0.03
									3,388,185	3,435,583	7.71
Life Sciences Tools & Services
Bidco Jupiter, Ltd.	(4)(6)(9)	E +	6.25%	8.23%	8/5/2022	8/27/2029	EUR	5,922	5,852	6,174	0.01
Bidco Jupiter, Ltd.	(4)(6)(10)	SOFR +	6.25%	10.55%	8/5/2022	8/27/2029	88,177		86,607	77,816	0.18
Cambrex Corp.	(4)(7)(10)	SOFR +	4.75%	9.08%	3/5/2025	3/5/2032	114,962		113,640	114,151	0.26
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.25%	9.57%	12/17/2024	12/18/2031	133,017		130,557	131,684	0.30
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.26%	11/6/2024	11/6/2031	129,999		128,522	128,745	0.29
Parexel International, Inc.	(9)	SOFR +	2.50%	6.83%	1/27/2025	11/15/2028	4,371		4,382	4,378	0.01
									469,560	462,948	1.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.66%	12/11/2024	12/10/2031	EUR	115,204	$118,780	$135,468	0.31%
Chart Industries, Inc.	(6)(9)	SOFR +	2.50%	6.79%	7/2/2024	3/16/2030		$5,300	5,300	5,323	0.01
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.97%	6/30/2025	3/31/2032	GBP	241	327	327	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.68%	6/30/2025	3/31/2032	EUR	86	109	100	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	9.05%	6/30/2025	3/31/2032		1,238	1,226	1,226	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	9.05%	6/30/2025	3/31/2032		595	582	582	0.00
Crosby US Acquisition Corp.	(9)	SOFR +	3.50%	7.83%	9/16/2024	8/16/2029		310	314	312	0.00
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	3.00%	7.32%	6/20/2024	6/14/2030		1,055	1,055	1,060	0.00
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	10.43%	7/21/2021	7/21/2027		5,903	5,858	5,823	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.93%	12/20/2022	7/21/2027		229	227	226	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.68%	8/30/2022	7/21/2027		228	226	226	0.00
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	7.08%	3/4/2025	8/31/2028		6,877	6,877	6,899	0.02
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.33%	6/6/2024	4/5/2029		8,651	8,651	8,692	0.02
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	3.00%	7.24%	3/14/2024	4/30/2030		17,407	17,407	17,473	0.04
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.19%	11/19/2021	11/19/2028		26,009	25,891	25,762	0.06
									192,830	209,499	0.47
Marine
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.56%	10/29/2021	10/29/2030		6,750	6,541	6,694	0.02
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	9.56%	6/9/2025	10/29/2030		228,182	226,417	228,182	0.51
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.48%	3/20/2024	4/7/2031	EUR	51,768	54,863	60,814	0.14
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	3/20/2024	4/7/2031		4,522	4,429	4,522	0.01
									292,250	300,212	0.68
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.58%	4/4/2025	2/13/2032		5,237	5,100	5,234	0.01
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	9.07%	4/26/2024	4/26/2031		282,885	280,388	282,885	0.64
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.01%	4/26/2024	4/26/2031		18,039	17,601	17,864	0.04
HMH Education, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	8.66%	4/7/2022	4/7/2027		2,700	2,551	2,528	0.01
McGraw-Hill Education, Inc.	(9)	SOFR +	3.25%	7.58%	1/16/2025	8/6/2031		11,115	11,115	11,166	0.03
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.21%	12/15/2021	12/15/2027		547,406	543,538	506,350	1.14
Radiate Holdco, LLC	(10)	SOFR +	3.25%	7.69% (incl. 1.50% PIK)	11/1/2021	9/25/2026		25,150	25,136	21,941	0.05
									885,429	847,968	1.92

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.28%	4/29/2021	1/31/2029		$15,668	$15,648	$15,692	0.04%
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028		32,834	32,624	32,834	0.07
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.52%	1/15/2025	12/21/2028		33,238	33,238	33,314	0.08
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028		17,861	17,735	17,861	0.04
									83,597	84,009	0.19
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.11%	11/12/2021	11/12/2027		62,270	61,840	61,180	0.14
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.00%	11/12/2021	11/12/2027		7,242	7,125	6,945	0.02
									68,965	68,125	0.16
Pharmaceuticals
Dechra Finance US, LLC	(6)(8)	SOFR +	3.25%	7.51%	12/3/2024	12/3/2031		4,988	5,030	5,005	0.01
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	6.50%	8.50%	10/11/2022	10/27/2028	EUR	60,136	58,697	70,838	0.16
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	5.50%	7.48%	1/28/2025	10/27/2028	EUR	23,167	23,905	27,289	0.06
Eden Acquisitionco, Ltd.	(4)(5)(6)(7)(10)	SOFR +	6.00%	10.17%	11/2/2023	11/18/2030		110,286	108,022	110,211	0.25
Elanco Animal Health, Inc.	(6)(8)	SOFR +	1.75%	6.17%	1/30/2025	8/1/2027		878	879	879	0.00
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.61%	11/15/2024	11/15/2031	AUD	1,000	644	653	0.00
Opal Bidco, SAS	(6)(8)	SOFR +	3.25%	7.44%	3/31/2025	3/31/2032		50,148	49,852	50,415	0.11
Padagis, LLC	(6)(9)	SOFR +	4.75%	9.27%	7/6/2021	7/6/2028		6,399	6,399	6,015	0.01
Rhea Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	9.05%	12/20/2024	12/20/2030		266,194	263,606	265,905	0.60
									517,034	537,210	1.20
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.58%	12/29/2021	12/29/2028		5,628	5,612	5,269	0.01
ALKU, LLC	(4)(10)	SOFR +	6.25%	10.47%	5/23/2023	5/23/2029		54,576	53,710	54,166	0.12
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.72%	2/21/2024	5/23/2029		4,938	4,864	4,839	0.01
Alpine Intel Intermediate 2, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.78%	8/28/2024	1/31/2028		3,177	3,009	3,177	0.01
Apex Companies, LLC	(4)(11)	SOFR +	5.25%	9.53%	1/31/2023	1/31/2028		1,966	1,939	1,966	0.00
Apex Companies, LLC	(4)(11)	SOFR +	5.25%	9.58%	8/28/2024	1/31/2028		10,896	10,769	10,896	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.58%	8/28/2024	1/31/2028		2,779	2,476	2,779	0.01
Artisan Acquisitionco, Ltd.	(4)(6)(7)(8)	SOFR +	4.50%	8.80%	9/23/2024	9/30/2031		392,805	385,304	385,385	0.87
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	7.33%	12/13/2024	8/2/2028		40,601	40,601	40,728	0.09
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	9.08%	6/3/2024	6/3/2031		202,021	199,455	202,021	0.46
Baker Tilly Advisory Group, LP	(4)(7)(10)	SOFR +	4.50%	8.83%	6/3/2024	6/3/2031		271,321	267,236	268,022	0.60
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.08%	12/30/2021	12/29/2028		11,511	11,441	10,910	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.83%	11/2/2021	11/2/2027		$20,660	$20,343	$20,261	0.05%
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	9.08%	5/26/2021	11/16/2029		213,981	212,218	213,789	0.48
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	9.08%	11/18/2022	11/16/2029		20,854	20,306	20,854	0.05
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	9.08%	2/14/2025	11/16/2029		33,426	33,117	33,426	0.08
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	10.15%	12/8/2021	12/8/2028		33,428	33,331	32,671	0.07
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.82%	12/16/2021	12/16/2027		44,240	43,878	44,240	0.10
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.78%	12/16/2021	12/16/2027		68,007	67,449	68,007	0.15
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.90%	8/26/2021	8/31/2029		117,735	116,830	117,735	0.27
CohnReznick Advisory, LLC	(7)(8)	SOFR +	4.00%	8.30%	3/26/2025	3/31/2032		14,764	14,676	14,719	0.03
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/27/2031		63,826	63,094	63,743	0.14
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.05%	1/7/2021	4/9/2027		83,935	83,770	81,755	0.18
DTI Holdco, Inc.	(7)(10)	SOFR +	4.00%	8.33%	2/12/2025	4/26/2029		24,347	24,133	22,520	0.05
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.23%	3/26/2025	3/26/2032	EUR	90	95	104	0.00
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.33%	2/28/2024	2/28/2031		3,819	3,812	3,840	0.01
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	10.05%	4/14/2022	4/14/2028		66,719	66,263	65,051	0.15
Emerald US, Inc.	(6)(8)	SOFR +	3.00%	7.30%	7/12/2019	7/12/2028		3,789	3,787	3,788	0.01
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.06%	11/4/2021	11/6/2028		9,401	9,288	9,257	0.02
First Advantage Holdings, LLC	(8)	SOFR +	3.25%	7.58%	10/31/2024	10/31/2031		5,448	5,471	5,458	0.01
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	4.75%	9.08%	3/1/2024	3/3/2031		67,211	66,166	67,211	0.15
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	4.75%	9.08%	5/6/2025	3/3/2031		41,330	41,128	41,330	0.09
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	5/6/2025	3/3/2031		1,315	1,200	1,184	0.00
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.58%	2/5/2025	9/27/2030		8,925	8,949	8,506	0.02
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	7.33%	5/22/2025	6/2/2031		4,000	4,000	4,012	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	5.00%	9.33% (incl. 2.00% PIK)	10/15/2021	12/16/2030		1,248,262	1,240,260	1,248,262	2.82
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.28%	11/1/2024	9/22/2028		575,750	571,185	575,750	1.30
Inmar, Inc.	(8)	SOFR +	4.50%	8.80%	6/26/2025	10/30/2031		24,873	24,891	25,111	0.06
King Bidco S.P.E.C.	(4)(5)(6)(7)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	201	201	0.00
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.58%	2/28/2025	2/28/2030		87	87	80	0.00
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	6.25%	10.58% (incl. 5.25% PIK)	2/28/2025	2/28/2030		6,283	6,283	6,283	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.23%	2/25/2022	2/25/2028		$119,946	$118,898	$119,946	0.27%
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.16%	12/22/2023	2/25/2028		23,161	22,857	23,161	0.05
Lereta, LLC	(10)	SOFR +	5.25%	9.69%	7/30/2021	7/30/2028		28,710	28,583	25,521	0.06
Mantech International, CP	(4)(7)(10)	SOFR +	5.00%	9.28%	4/12/2024	9/14/2029		890,450	879,716	890,077	2.01
Mercury Bidco Globe, Limited	(4)(5)(6)(7)(8)	S +	5.75%	9.97%	1/18/2024	1/31/2031	GBP	84,207	105,616	115,587	0.26
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	5.75%	10.02%	1/30/2024	1/31/2031		7,655	7,147	7,655	0.02
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	9.33%	5/10/2024	5/10/2030		114,210	112,037	113,424	0.26
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		18,029	17,756	18,029	0.04
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.29%	1/8/2024	1/8/2030		4,426	4,292	4,388	0.01
NDT Global Holding, Inc.	(4)(6)(7)(9)	SOFR +	4.50%	8.82%	6/3/2025	6/4/2032		45,688	45,035	45,028	0.10
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.42%	8/17/2021	8/17/2027		92,397	91,741	92,397	0.21
Oxford Global Resources, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	10.44%	8/17/2021	8/17/2027		8,683	8,572	8,683	0.02
Oxford Global Resources, Inc.	(4)(5)(9)	SOFR +	6.00%	10.41%	6/6/2024	8/17/2027		9,874	9,712	9,874	0.02
Pavion Corp.	(4)(6)(10)	SOFR +	6.00%	10.29% (incl. 2.25% PIK)	10/30/2023	10/30/2030		113,096	111,371	111,965	0.25
Pavion Corp.	(4)(5)(6)(7)(10)	SOFR +	6.00%	10.27% (incl. 2.25% PIK)	10/30/2023	10/30/2030		23,936	23,545	23,658	0.05
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.83%	10/17/2022	10/17/2029		35,359	34,708	35,359	0.08
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	10/17/2022	10/17/2029		6,328	6,071	6,328	0.01
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.83%	2/26/2025	10/17/2029		12,251	12,195	12,251	0.03
Plano HoldCo, Inc.	(8)	SOFR +	3.50%	7.80%	12/11/2024	10/1/2031		998	1,015	950	0.00
Polyconcept Investments, BV	(10)	SOFR +	5.50%	9.80%	5/20/2022	5/18/2029		24,166	23,896	21,195	0.05
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.33%	2/24/2023	7/31/2031		5,146	5,109	5,171	0.01
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	9.07%	3/20/2024	3/20/2031		58,102	56,830	57,933	0.13
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	9.07%	12/20/2024	12/20/2031		91,879	91,039	91,419	0.21
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	12/20/2024	12/20/2030		16,738	16,344	16,434	0.04
Thevelia US, LLC	(6)(9)	SOFR +	3.00%	7.30%	7/29/2024	6/18/2029		33,605	33,605	33,675	0.08
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.48%	6/29/2021	6/29/2029		43,460	43,294	43,460	0.10
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.48%	6/29/2021	6/29/2029		78,521	77,866	78,521	0.18

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	6.24%	10.67%	12/21/2021	12/31/2030		$378,874	$374,489	$378,874	0.85%
TTF Lower Intermediate, LLC	(7)(8)	SOFR +	3.75%	8.00%	7/18/2024	7/18/2031	28,751		26,619	28,140	0.06
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	6/1/2022	6/1/2029	150,325		148,492	150,325	0.34
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	9.07%	11/9/2021	11/8/2028	711,528		704,935	704,413	1.59
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	9.07%	12/18/2024	11/8/2028	24,316		24,106	24,073	0.05
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.18%	12/18/2024	11/8/2027	4,714		4,129	4,714	0.01
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	4.75%	8.94%	10/1/2024	10/1/2031	44,083		43,743	44,083	0.10
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.99%	10/1/2024	10/1/2031	3,848		3,681	3,848	0.01
									7,091,671	7,139,865	16.09
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.80%	11/3/2023	11/3/2029	34,083		33,666	34,083	0.08
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	5.00%	9.28%	11/1/2024	11/1/2031	55,329		54,578	55,329	0.12
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	11/1/2024	11/1/2031	13,312		12,963	13,146	0.03
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	3.25%	7.58%	9/25/2024	1/31/2030	1,520		1,520	1,530	0.00
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.75%	7.08%	1/22/2025	1/31/2030	7,443		7,443	7,488	0.02
Neptune BidCo, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.44%	3/28/2024	4/1/2031	EUR	7,097	7,517	8,439	0.02
Odevo, AB	(4)(5)(6)(8)	ST +	5.50%	7.74%	10/31/2024	12/31/2030	SEK	601,705	54,334	63,599	0.14
Odevo, AB	(4)(5)(6)(8)	E +	5.50%	7.45%	10/31/2024	12/31/2030	EUR	1,236	1,288	1,456	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.50%	9.72%	10/31/2024	12/31/2030	GBP	28,090	35,426	38,558	0.09
Odevo, AB	(4)(6)(8)	SOFR +	5.50%	9.82%	10/31/2024	12/31/2030	143,644		143,218	143,644	0.32
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.64%	11/28/2024	12/31/2030	EUR	3,194	3,585	3,762	0.01
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	6/30/2025	12/31/2030	10,094		10,069	10,094	0.02
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	7.22%	10/2/2024	10/2/2028	GBP	53,099	69,640	72,522	0.16
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.27%	10/2/2024	10/2/2028	EUR	50,089	53,674	58,707	0.13
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.27%	10/2/2024	10/2/2028	EUR	140,261	153,512	164,394	0.37
Progress Residential PM Holdings, LLC	(4)(10)	SOFR +	5.50%	9.93%	2/16/2021	8/8/2030	79,357		78,360	79,357	0.18
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.93%	7/26/2022	8/8/2030	15,205		14,966	15,205	0.03
									735,759	771,313	1.72
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	7.25%	4/7/2025	2/1/2029	4,987		4,820	4,978	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.02%	10/11/2024	10/10/2031	EUR	838	$906	$979	0.00%
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.83%	8/29/2024	8/29/2031		$110,274	109,085	110,026	0.25
Analytic Partners, LP	(4)(7)(10)	SOFR +	4.75%	9.07%	4/4/2022	4/4/2030		21,149	20,911	20,953	0.05
Analytic Partners, LP	(4)(5)(10)	SOFR +	4.75%	9.13%	12/17/2024	4/4/2030		12,005	11,924	11,915	0.03
Anaplan, Inc.	(4)(10)	SOFR +	4.50%	8.82%	5/20/2025	6/21/2029		535,045	528,971	535,045	1.21
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	5/20/2025	6/21/2029		95,157	94,682	94,198	0.21
Aptean, Inc.	(4)(10)	SOFR +	4.75%	9.05%	1/29/2024	1/30/2031		70,877	70,523	70,877	0.16
Aptean, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.06%	1/29/2024	1/30/2031		99	41	99	0.00
Armstrong Bidco, Limited	(4)(6)(8)	S +	5.00%	9.22%	6/2/2022	6/28/2029	GBP	478,945	575,256	644,275	1.45
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.75%	7.11%	9/18/2024	10/1/2031	EUR	229,680	252,662	269,937	0.61
Auctane, Inc.	(4)(10)	SOFR +	5.75%	10.14%	10/5/2021	10/5/2028		834,891	827,107	820,280	1.85
Auctane, Inc.	(4)(5)(10)	SOFR +	5.75%	10.14%	12/14/2021	10/5/2028		9,819	9,725	9,648	0.02
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.75%	9.35%	7/12/2024	7/12/2031		80,730	79,736	80,298	0.18
Avalara, Inc.	(8)	SOFR +	3.25%	7.55%	4/3/2025	3/26/2032		2,000	1,976	2,011	0.00
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	10.33%	3/19/2024	3/19/2031		61,560	60,722	61,560	0.14
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.83%	1/2/2025	1/2/2031		53,988	53,492	53,718	0.12
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.82%	1/2/2025	1/2/2031		18,367	18,051	18,142	0.04
Bayshore Intermediate #2, LP	(4)(7)(10)	SOFR +	6.25%	10.55% (incl. 3.38% PIK)	11/8/2024	10/1/2028		320,215	319,860	320,215	0.72
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.75%	10.06%	11/8/2024	10/1/2027		3,256	3,159	3,256	0.01
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.56%	2/19/2025	3/7/2031		73,188	71,994	73,782	0.17
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	8/8/2022	8/8/2028		69,888	69,188	68,839	0.16
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	8/8/2022	8/8/2028		12,335	12,213	12,150	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	8/8/2022	8/8/2028		8,483	8,410	8,356	0.02
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	10/25/2024	8/8/2028		56,756	56,063	55,905	0.13

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	6.25%	10.57%	9/12/2023	9/12/2029		$54,582	$53,586	$54,582	0.12%
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.33%	1/24/2025	7/30/2031	21,882		21,668	21,771	0.05
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.33%	11/28/2023	11/28/2030	497,748		493,649	497,748	1.12
Caribou Bidco, Ltd.	(4)(5)(6)(8)	S +	5.00%	9.22%	7/2/2024	2/1/2029	GBP	221,441	281,453	303,960	0.69
CDK Global, Inc.	(8)	SOFR +	3.25%	7.55%	5/16/2024	7/6/2029	4,948		4,948	4,144	0.01
Cloud Software Group, Inc.	(9)	SOFR +	3.50%	7.80%	11/25/2024	3/30/2029	15,505		15,326	15,539	0.04
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.05%	11/4/2024	3/21/2031	7,076		6,980	7,096	0.02
Cloudera, Inc.	(9)	SOFR +	3.75%	8.18%	10/8/2021	10/8/2028	34,891		34,659	33,635	0.08
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.04%	2/23/2022	2/23/2029	257,960		253,953	207,013	0.47
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.04%	3/11/2022	2/23/2029	6,159		6,059	4,942	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	9.31%	2/14/2025	7/30/2028	19,938		19,385	19,639	0.04
Conga Corp.	(10)	SOFR +	3.50%	7.78%	8/8/2024	5/8/2028	11,423		11,423	11,477	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.71%	7/14/2021	7/14/2027	106,198		105,478	104,605	0.24
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.03%	7/14/2021	7/14/2027	7,169		7,059	6,925	0.02
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.97%	10/9/2024	7/14/2027	5,992		5,806	5,844	0.01
ConnectWise, LLC	(9)	SOFR +	3.50%	8.06%	9/30/2021	9/29/2028	27,887		27,846	28,064	0.06
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.19%	10/15/2021	10/16/2028	26,727		26,673	25,149	0.06
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	10.32%	9/7/2023	10/16/2028	34,300		33,623	33,871	0.08
Coupa Software, Inc.	(4)(6)(7)(10)	SOFR +	5.25%	9.53%	2/27/2023	2/27/2030	1,818		1,784	1,816	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	11.08%	11/8/2023	11/8/2030	122,658		120,064	121,983	0.28
Databricks, Inc.	(4)(7)(8)	SOFR +	4.50%	8.82%	1/3/2025	1/3/2031	525,000		522,580	522,375	1.18
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.07%	5/1/2024	11/30/2029	78,953		78,967	78,481	0.18
Denali Bidco, Ltd.	(4)(5)(6)(7)(10)	S +	5.00%	9.22%	8/29/2023	8/29/2030	GBP	14,404	17,812	19,769	0.04
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	6.98%	8/29/2023	8/29/2030	EUR	4,174	4,428	4,917	0.01
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	6.98%	2/28/2024	8/29/2030	EUR	263	276	310	0.00
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	6.98%	2/28/2024	8/29/2030	EUR	5,845	6,296	6,885	0.02
Diligent Corp.	(4)(7)(10)	SOFR +	5.00%	9.33%	4/30/2024	8/2/2030	175,960		174,686	175,960	0.40
Diligent Corp.	(4)(10)	SOFR +	5.00%	9.33%	4/30/2024	8/2/2030	29,736		29,602	29,736	0.07
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.98% (incl. 5.99% PIK)	4/7/2022	4/9/2029	597,097		592,120	500,069	1.13
Discovery Education, Inc.	(4)(5)(10)	SOFR +	5.75%	10.17%	4/7/2022	4/9/2029	52,540		51,974	44,002	0.10
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.88% (incl. 5.94% PIK)	10/3/2023	4/9/2029	67,191		66,632	56,272	0.13

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Doit International, Ltd.	(4)(7)(11)	SOFR +	4.50%	8.83%	11/25/2024	11/26/2029		$66,545	$64,824	$64,546	0.15%
Dropbox, Inc.	(4)(6)(7)(10)(18)	SOFR +	6.38%	10.69%	12/11/2024	12/11/2029	332,326		324,870	324,828	0.73
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	3.25%	7.55%	9/20/2024	5/9/2030	5,396		5,396	5,429	0.01
Edison Bidco, AS	(4)(5)(6)(8)	E +	5.25%	7.30%	12/18/2024	12/18/2031	EUR	345	353	389	0.00
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.72% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	68,390	84,826	93,171	0.21
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	9.33% (incl. 2.25% PIK)	3/27/2024	4/29/2031	21,383		21,175	21,222	0.05
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	9.33%	4/30/2024	4/29/2031	17,609		17,522	17,477	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.47% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	12,599	15,618	17,164	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.72% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	30,657	38,025	41,766	0.09
Epicor Software Corp.	(10)	SOFR +	2.75%	7.08%	5/30/2024	5/30/2031	5,061		5,048	5,080	0.01
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	34,641		34,492	34,641	0.08
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	3,395		3,354	3,395	0.01
Experity, Inc.	(4)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	7/21/2021	2/24/2028	108,402		107,521	108,402	0.24
Experity, Inc.	(4)(7)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	2/24/2022	2/24/2028	34,914		34,344	34,713	0.08
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.78%	6/11/2024	3/2/2028	43,018		43,019	40,459	0.09
Flexera Software, LLC	(10)	SOFR +	3.00%	7.31%	5/20/2024	3/3/2028	9,736		9,736	9,755	0.02
Gen Digital, Inc.	(6)(9)	SOFR +	1.75%	6.08%	6/5/2024	9/12/2029	10,939		10,847	10,936	0.02
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.83%	4/3/2025	1/30/2032	3,990		3,920	3,994	0.01
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	10.18%	3/11/2022	3/9/2029	420,631		416,195	390,135	0.88
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.16%	3/11/2022	3/9/2029	20,619		20,504	18,751	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
GovernmentJobs.com, Inc.	(4)(10)	SOFR +	5.00%	9.30%	7/15/2024	12/2/2028	$284,883	$282,736	$284,883	0.64%
GovernmentJobs.com, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.92%	7/15/2024	12/2/2028	6,586	6,295	6,586	0.01
Granicus, Inc.	(4)(10)	SOFR +	5.75%	10.03% (incl. 2.25% PIK)	1/17/2024	1/17/2031	30,845	30,611	30,845	0.07
Granicus, Inc.	(4)(5)(10)	SOFR +	5.25%	9.53% (incl. 2.25% PIK)	1/17/2024	1/17/2031	8,296	8,263	8,296	0.02
Granicus, Inc.	(4)(5)(7)(10)	P +	4.25%	11.75%	1/17/2024	1/17/2031	600	560	593	0.00
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031	142,342	141,428	142,342	0.32
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031	3,701	3,372	3,631	0.01
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028	11,933	11,897	11,873	0.03
GS Acquisitionco, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028	2,543	2,500	2,483	0.01
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031	78,308	77,648	77,916	0.18
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031	30,583	30,327	30,430	0.07
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	9/26/2024	6/14/2031	36,176	35,861	35,995	0.08
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.38%	6/23/2021	11/19/2026	23,430	23,433	22,382	0.05
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	10.78%	1/26/2024	1/25/2030	72,237	71,032	72,237	0.16
Idemia America Corp.	(4)(6)(10)	SOFR +	4.25%	8.55%	2/2/2024	9/30/2028	990	995	994	0.00
ION Trading Finance, Ltd.	(6)(8)	SOFR +	3.50%	7.80%	12/10/2024	4/1/2028	22,996	22,996	23,038	0.05
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	10.08%	5/2/2022	5/2/2029	45,656	45,418	45,656	0.10
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.58%	5/2/2022	5/2/2028	4,065	4,038	4,056	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	10.06% (incl. 3.13% PIK)	5/16/2025	5/2/2029	5,626	5,626	5,626	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.83%	4/9/2025	12/1/2029	1,588,161	1,568,042	1,588,161	3.58
Javelin Buyer, Inc.	(6)(8)	SOFR +	3.25%	7.58%	12/6/2024	12/5/2031	2,993	3,010	3,008	0.01
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	4/24/2024	4/24/2031	80,811	80,443	80,772	0.18

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Kaseya, Inc.	(7)(8)	SOFR +	3.25%	7.58%	3/20/2025	3/22/2032		$124,688	$123,404	$125,196	0.28%
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	2/8/2021	8/9/2027		106,775	106,500	102,504	0.23
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.78%	11/15/2024	11/15/2031		91,603	90,428	90,315	0.20
Magenta Security Holdings, LLC	(5)(11)	SOFR +	6.25%	10.53%	8/14/2024	7/27/2028		9,724	9,416	9,858	0.02
Magenta Security Holdings, LLC	(5)(10)(18)	SOFR +	6.75%	11.29%	8/14/2024	7/27/2028		27,581	26,508	23,175	0.05
Magnesium BorrowerCo, Inc.	(4)(10)	S +	4.50%	8.72%	5/19/2022	5/18/2029	GBP	100,567	123,914	138,044	0.31
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.83%	5/19/2022	5/18/2029		1,040,406	1,025,644	1,040,406	2.35
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.83%	3/21/2024	5/18/2029		29,117	28,848	29,117	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	8.20%	7/30/2021	7/31/2028		75,559	75,059	66,115	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.70%	6/9/2023	7/31/2028		61,740	60,431	58,036	0.13
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	8.05%	2/14/2025	4/30/2028		1,767	1,741	1,389	0.00
Maverick Bidco, Inc.	(10)	SOFR +	3.75%	8.18%	5/18/2021	5/18/2028		16,406	16,372	16,483	0.04
Maverick Bidco, Inc.	(4)(5)(10)	SOFR +	5.00%	9.38%	5/26/2023	5/18/2028		68,986	67,538	68,986	0.16
Maverick Bidco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.13%	8/16/2024	5/18/2028		106,235	105,756	106,235	0.24
McAfee Corp.	(6)(9)	SOFR +	3.00%	7.32%	5/31/2024	3/1/2029		31,568	31,457	30,723	0.07
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	10/28/2021	10/29/2028		883,326	875,788	766,286	1.73
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	8/16/2022	10/29/2028		217,925	215,702	189,050	0.43
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	8.88%	5/2/2022	5/2/2029		11,557	11,525	7,857	0.02
Monk Holding, Co.	(4)(10)(18)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027		10,888	10,782	10,888	0.02
Monk Holding, Co.	(4)(7)(10)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027		18,593	18,463	18,593	0.04
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	1/7/2021	2/10/2027		205,691	204,626	204,919	0.46
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	9.05%	8/27/2024	2/10/2027		20,815	20,581	19,893	0.04
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	1/7/2021	2/10/2027		34,544	34,551	34,415	0.08
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	9.82%	11/9/2023	11/9/2030		99,388	97,748	99,388	0.22
Nintex Topco, Limited	(4)(6)(8)	SOFR +	6.00%	10.45% (incl. 1.50% PIK)	11/12/2021	11/13/2028		679,893	673,473	617,003	1.39

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.30%	6/10/2024	6/24/2031		$39,633	$39,220	$39,587	0.09%
OMEGA II AB	(4)(5)(6)(7)(8)	ST +	4.75%	6.96%	6/11/2025	6/17/2032	SEK	508,495	52,640	53,433	0.12
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.72%	10/30/2024	10/30/2031	GBP	2,130	2,737	2,887	0.01
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.23%	10/30/2024	10/30/2031	EUR	7,100	7,640	8,259	0.02
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	10/30/2024	10/30/2031	20,235		20,025	19,952	0.05
Optus 1011, GmbH	(4)(5)(6)(7)(8)	E +	5.00%	7.03%	3/7/2025	3/24/2032	EUR	33,860	35,590	38,792	0.09
Oranje Holdco, Inc.	(4)(5)(11)	SOFR +	7.25%	11.53%	4/19/2024	2/1/2029	5,000		4,922	5,000	0.01
Oranje Holdco, Inc.	(4)(7)(11)	SOFR +	7.75%	12.03%	2/1/2023	2/1/2029	66,000		64,890	66,000	0.15
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.78%	2/1/2024	2/3/2031	80,470		79,610	80,470	0.18
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.78%	2/1/2024	2/3/2031	9,859		9,719	9,859	0.02
Perforce Software, Inc.	(9)	SOFR +	4.75%	9.08%	3/22/2024	3/25/2031	19,800		19,718	19,011	0.04
Perforce Software, Inc.	(8)	SOFR +	4.75%	9.08%	12/18/2024	7/1/2029	18,334		18,081	17,715	0.04
Ping Identity Holding Corp.	(4)(7)(10)	SOFR +	4.75%	9.05%	10/21/2024	10/17/2029	38,267		38,267	38,267	0.09
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.55%	5/14/2024	10/28/2030	70,498		70,498	70,909	0.16
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.63%	7/20/2022	7/20/2029	132,551		128,109	120,787	0.27
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	8.51%	7/20/2022	7/20/2027	12,324		12,330	10,191	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.33%	5/28/2024	8/31/2028	7,385		7,378	7,398	0.02
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	6/3/2025	6/3/2032	77,480		77,067	77,037	0.17
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.55%	4/11/2025	6/28/2030	3,117		3,080	3,133	0.01
Rally Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.06%	7/19/2022	7/19/2028	142,814		141,427	131,746	0.30
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	10.03%	7/19/2022	7/19/2028	17,745		17,564	16,370	0.04
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.83%	5/12/2021	5/12/2029	37,640		37,092	37,352	0.08
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.58%	10/5/2023	11/28/2028	44,888		44,479	45,043	0.10
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.73%	4/3/2024	4/30/2031	EUR	37,234	39,614	43,774	0.10
Severin Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	9.33% (incl. 2.25% PIK)	10/1/2024	10/1/2031	340,739		337,491	338,736	0.76
Severin Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	9.33%	10/1/2024	10/1/2031	17,936		17,566	17,729	0.04
Skopima Consilio Parent, LLC	(7)(9)	SOFR +	3.75%	8.08%	12/18/2024	5/12/2028	39,414		39,072	38,953	0.09
Sophos Holdings, LLC	(6)(8)	SOFR +	3.50%	7.94%	1/7/2021	3/5/2027	12,516		12,527	12,579	0.03
Sovos Compliance, LLC	(8)	SOFR +	4.00%	8.33%	2/11/2025	8/12/2029	13,687		13,687	13,770	0.03
Spaceship Purchaser, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	10/17/2024	10/17/2031	501,066		495,698	500,109	1.13
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	7.43%	3/8/2021	3/11/2027	EUR	18,720	22,470	22,051	0.05
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.93%	3/9/2021	3/11/2027	84,807		84,301	84,807	0.19
Spitfire Parent, Inc.	(4)(9)	SOFR +	5.50%	9.93%	3/9/2021	3/11/2027	31,314		31,301	31,314	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	69,197	$73,963	$80,696	0.18%
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	18,953	20,798	21,963	0.05
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.32%	1/7/2021	2/18/2027		$6,757	6,746	6,698	0.02
TravelPerk, Inc.	(4)(6)(8)		11.50%	11.50% PIK	5/2/2024	5/2/2029	47,933		45,674	46,734	0.11
Tricentis Operations Holdings, Inc.	(4)(7)(11)	SOFR +	6.25%	10.55% (incl. 4.88% PIK)	2/11/2025	2/11/2032	134,023		132,480	133,055	0.30
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.22%	5/6/2021	5/5/2028	43,326		42,859	41,022	0.09
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.07%	3/18/2022	5/5/2028	25,389		25,153	24,373	0.05
Varicent Parent Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	10.05% (incl. 3.13% PIK)	8/23/2024	8/23/2031	74,660		73,546	73,849	0.17
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.54%	10/25/2021	4/24/2028	53,458		52,595	50,892	0.11
VS Buyer, LLC	(7)(8)	SOFR +	2.75%	7.02%	11/19/2024	4/12/2031	6,287		5,549	5,351	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	10.07%	8/14/2023	8/14/2029	81,400		79,556	81,156	0.18
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.80%	12/11/2024	6/24/2031	34,738		34,738	34,868	0.08
Yellow Castle, AB	(4)(6)(8)	ST +	5.00%	7.50% (incl. 2.25% PIK)	4/14/2022	7/9/2029	SEK	114,069	10,651	12,057	0.03
Yellow Castle, AB	(4)(6)(8)	SA +	5.00%	5.44% (incl. 1.63% PIK)	4/14/2022	7/9/2029	CHF	10,774	10,914	13,578	0.03
Yellow Castle, AB	(4)(5)(6)(9)	SA +	5.00%	5.44% (incl. 1.63% PIK)	7/28/2022	7/9/2029	CHF	3,516	3,540	4,431	0.01
Yellow Castle, AB	(4)(6)(8)	E +	5.00%	7.65% (incl. 2.30% PIK)	4/14/2022	7/9/2029	EUR	32,139	32,205	37,858	0.09
Yellow Castle, AB	(4)(5)(6)(8)	E +	5.00%	7.65% (incl. 2.30% PIK)	4/14/2022	7/9/2029	EUR	8,937	9,012	10,527	0.02
Yellow Castle, AB	(4)(5)(6)(10)	S +	5.00%	9.70% (incl. 2.91% PIK)	7/28/2022	7/9/2029	GBP	12,584	14,961	17,273	0.04
Yellow Castle, AB	(4)(5)(6)(7)(8)	E +	5.00%	7.46% (incl. 2.24% PIK)	2/27/2025	7/6/2029	EUR	15,055	15,558	17,734	0.04
Zendesk, Inc.	(4)(7)(10)	SOFR +	5.00%	9.32%	7/23/2024	11/22/2028	994,890		978,138	991,772	2.24
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.83%	4/3/2025	2/14/2032	8,000		7,867	7,975	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.40%	8.61%	8/13/2024	8/13/2031	GBP	72,147	90,574	97,932	0.22
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.40%	8.61%	1/30/2025	8/13/2031	GBP	7,896	9,731	10,730	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.40%	6.60%	2/6/2025	8/13/2031	SEK	108,262	9,849	11,329	0.03
									17,920,294	17,754,846	40.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.36%	1/7/2021	5/3/2028	$39,625	$39,503	$39,625	0.09%
EG America, LLC	(6)(8)	SOFR +	4.25%	8.58%	12/10/2024	2/7/2028	12,042	12,042	12,112	0.03
Hoya Midco, LLC	(6)(9)	SOFR +	2.25%	6.53%	2/5/2025	2/3/2029	8,756	8,756	7,693	0.02
Mavis Tire Express Services Topco, Corp.	(7)(10)	SOFR +	3.00%	7.33%	1/17/2025	5/4/2028	27,951	27,917	27,905	0.06
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.08%	3/15/2024	3/15/2030	11,153	11,145	10,855	0.02
								99,363	98,190	0.22
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.32%	6/13/2024	2/28/2028	75,139	75,179	75,139	0.17
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.55%	2/11/2025	3/31/2028	22,584	22,582	22,626	0.05
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	7.79%	1/29/2021	1/31/2028	9,566	9,488	9,474	0.02
Hillman Group, Inc.	(6)(9)	SOFR +	2.00%	6.31%	7/14/2021	7/14/2028	6,380	6,389	6,403	0.01
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.06%	12/22/2021	12/22/2028	15,543	15,513	15,618	0.04
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	10.40%	4/30/2021	4/1/2027	80,646	80,034	64,517	0.15
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.80%	1/7/2021	12/28/2027	35,441	35,249	34,598	0.08
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.30%	3/4/2024	3/4/2030	107,760	105,816	107,760	0.24
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	10.30%	5/31/2024	3/4/2030	8,757	7,961	8,757	0.02
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.58%	6/13/2024	10/19/2029	14,420	14,391	14,363	0.03
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	7.07%	3/21/2025	8/1/2030	13,303	13,227	13,322	0.03
								310,650	297,438	0.67

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.83%	2/21/2025	9/23/2031		$499	$490	$498	0.00%
Capstone Acquisition Holdings, Inc.	(4)(7)(11)	SOFR +	4.50%	8.93%	8/29/2024	11/13/2029		95,410	94,946	95,379	0.22
Enstructure, LLC	(4)(7)(11)(18)	SOFR +	6.27%	10.59%	6/10/2024	6/10/2029		230,696	228,054	229,285	0.52
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	9.08% (incl. 2.00% PIK)	3/4/2025	3/4/2032		31,722	31,215	31,089	0.07
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	9.08% (incl. 2.00% PIK)	3/4/2025	3/4/2032		81,646	80,873	80,829	0.18
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.53%	8/4/2021	8/4/2027		91,362	90,725	89,992	0.20
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	10.55%	8/4/2021	8/4/2027		77,389	76,587	75,697	0.17
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.57%	12/22/2023	8/4/2027		13,691	13,533	13,486	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.53%	12/14/2022	8/4/2027		978	969	963	0.00
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	7.37%	4/28/2022	4/28/2029	EUR	236,429	245,014	278,501	0.63
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.12%	4/19/2021	10/19/2027		71,130	70,560	67,929	0.15
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	1/31/2022	10/19/2027		75,882	75,462	72,468	0.16
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	4/19/2021	10/19/2027		54,359	54,302	51,912	0.12
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.25%	9/11/2024	10/19/2027		4,313	4,250	4,119	0.01
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	9.08%	9/1/2021	9/1/2027		47,068	46,907	47,068	0.11
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	11.25%	9/1/2021	9/1/2027		1,258	1,246	1,225	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.93%	9/24/2021	9/24/2027		146,300	145,212	146,300	0.33
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.87%	9/19/2023	9/24/2027		62,880	62,181	62,880	0.14
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.88%	9/19/2023	9/24/2027		39,594	39,147	39,594	0.09
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.86%	9/24/2021	9/24/2027		45,397	45,079	45,397	0.10
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	4.50%	12.00%	9/24/2021	3/24/2027		10,400	10,249	10,400	0.02
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.50%	9.88%	9/5/2024	9/24/2027		39,855	39,526	39,374	0.09
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.93%	7/9/2021	7/9/2027		71,107	70,628	71,107	0.16
TRP Infrastructure Services, LLC	(4)(7)(11)	SOFR +	5.50%	9.98%	12/2/2024	7/9/2027		41,822	41,499	41,722	0.09
									1,568,654	1,597,214	3.59
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	5/13/2025	5/13/2032		115,892	114,689	114,665	0.26
CyrusOne Revolving Warehouse	(4)(5)(6)(7)(8)	SOFR +	2.95%	7.28%	7/12/2024	7/2/2027		116,820	116,096	116,820	0.26
SBA Senior Finance II, LLC	(6)(8)	SOFR +	1.75%	6.08%	6/16/2025	1/25/2031		2,796	2,803	2,802	0.01
									233,588	234,287	0.53
Total First Lien Debt - non-controlled/non-affiliated									65,646,585	65,490,202	147.64
First Lien Debt - non-controlled/affiliated
Media
DMS Purchaser, LLC	(4)(5)(6)(14)(16)	SOFR +	7.50%	11.80% (incl. 6.50% PIK)	2/24/2025	2/28/2030		6,252	6,252	6,252	0.01
Total First Lien Debt - non-controlled/affiliated									6,252	6,252	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.68% PIK	4/14/2023	4/14/2029	$24,642	$15,191	$0	0.00%
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.68% PIK	4/14/2023	4/14/2029	12,032	11,573	8,916	0.02
								26,764	8,916	0.02
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	57,580	49,530	7,877	0.02
								62,101	7,877	0.02
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	11/22/2049	2,250	2,250	2,250	0.01
Professional Services
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.40% (incl. 5.33% PIK)	6/14/2024	8/19/2027	241,645	240,130	241,271	0.54
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.40% PIK	6/14/2024	8/19/2027	60,574	57,075	4,228	0.01
								297,205	245,499	0.55
Total First Lien Debt - controlled/affiliated								388,320	264,542	0.60
Total First Lien Debt								66,041,157	65,760,996	148.25

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	7.63%	12.22%	5/25/2021	5/25/2029		$44,520	$42,802	$21,592	0.05%
Peraton Corp.	(10)	SOFR +	7.75%	12.18%	5/6/2021	2/1/2029		43,259	42,967	30,843	0.07
									85,769	52,435	0.12
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	6.75%	11.19%	3/31/2021	3/30/2029		29,464	29,393	29,363	0.07
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	9.28%	5/31/2024	5/31/2032		165,000	164,287	165,000	0.37
									193,680	194,363	0.44
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.73%	8/31/2021	8/31/2029		32,751	32,496	32,588	0.07
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,005	2,581	0.01
Hunter UK Bidco, Ltd.	(4)(6)(8)	S +	7.50%	12.20%	8/19/2021	8/19/2029	GBP	65,340	88,070	87,447	0.20
Inizio Group, Ltd.	(4)(6)(8)	SOFR +	7.25%	11.65%	12/31/2021	8/19/2029		15,000	14,797	14,363	0.03
Inizio Group, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.65%	3/31/2022	8/19/2029		10,000	9,860	9,575	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.13%	5/26/2021	10/15/2027		6,537	6,490	6,079	0.01
									122,222	120,045	0.27
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.25%	9.69%	10/15/2024	3/10/2029		100,934	100,511	100,682	0.23
Insurance
Alera Group, Inc.	(5)(9)	SOFR +	5.50%	9.83%	5/21/2025	5/30/2033		94,508	94,036	96,457	0.22
SQ ABS Issuer, LLC	(4)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039		13,212	13,048	13,146	0.03
									107,084	109,603	0.25
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	5.25%	9.55%	7/16/2024	7/16/2032		44,853	44,656	45,320	0.10
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	8.18%	12/10/2024	2/13/2032	CAD	681,018	477,460	495,104	1.12
									522,116	540,424	1.22
IT Services
Asurion, LLC	(8)	SOFR +	5.25%	9.69%	4/4/2025	1/31/2028		4,167	3,796	3,996	0.01
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	11.33%	2/19/2021	2/19/2029		60,975	61,084	53,582	0.12
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	13.04% PIK	4/11/2025	11/24/2033		136,299	134,576	136,299	0.31
									199,456	193,877	0.44
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	15.09% PIK	9/1/2021	3/7/2030		47,591	47,112	43,308	0.10
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.44%	11/19/2021	11/19/2029		24,677	24,534	24,183	0.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Media
HMH Education, Inc.	(4)(9)	SOFR +	8.50%	12.78%	4/7/2022	4/8/2030		$80,500	$79,523	$79,896	0.18%
Pharmaceuticals
Rossini, S.à r.l.	(4)(5)(6)(8)	E +	7.00%	9.19%	4/6/2025	3/30/2030	EUR	25,000	28,305	29,010	0.07
Professional Services
CoreLogic, Inc.	(9)	SOFR +	6.50%	10.94%	6/4/2021	6/4/2029		67,488	67,156	65,877	0.15
Deerfield Dakota Holding, LLC	(10)	SOFR +	6.75%	11.31%	4/22/2021	4/7/2028		14,069	14,058	13,493	0.03
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	8.00%	12.33% PIK	2/28/2025	2/28/2030		2,130	2,130	2,218	0.01
Sedgwick Claims Management Services, Inc.	(4)(8)	SOFR +	5.00%	9.33%	7/31/2024	7/31/2032		230,000	227,964	229,425	0.52
Thevelia US, LLC	(4)(6)(9)	SOFR +	5.00%	9.30%	6/17/2022	6/17/2032		182,046	178,656	182,046	0.41
									489,964	493,059	1.12
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	10.08%	7/30/2024	7/30/2032		58,594	58,076	57,166	0.13
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.68% PIK	11/25/2024	11/26/2029		217,031	213,224	212,691	0.48
Cloudera, Inc.	(9)	SOFR +	6.00%	10.43%	10/8/2021	10/8/2029		66,697	66,400	60,736	0.14
Delta Topco, Inc.	(8)	SOFR +	5.25%	9.57%	5/1/2024	12/1/2030		87,104	86,744	87,729	0.20
Flash Charm, Inc.	(8)	SOFR +	6.75%	11.18%	3/2/2021	3/2/2029		27,051	26,893	24,008	0.05
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.08%	7/22/2022	7/22/2027		50,000	49,639	47,750	0.11
Human Security, Inc.	(4)(11)	SOFR +	6.75%	11.03%	7/22/2022	7/22/2027		50,000	49,639	47,750	0.11
IGT Holding II, AB	(4)(6)(8)	SOFR +	6.15%	10.52% PIK	8/13/2024	8/27/2033		129,022	126,811	128,377	0.29
Kaseya, Inc.	(4)(5)(8)	SOFR +	5.00%	9.33%	3/20/2025	5/20/2033		125,000	123,915	124,375	0.28
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.99% (incl. 6.50% PIK)	7/30/2021	7/30/2029		32,463	32,237	27,594	0.06
Maverick Bidco, Inc.	(4)(5)(10)	SOFR +	8.00%	12.28%	12/19/2023	5/18/2029		628	618	628	0.00
Maverick Bidco, Inc.	(10)	SOFR +	6.75%	11.18%	5/18/2021	5/18/2029		18,000	17,963	17,741	0.04
Maverick Bidco, Inc.	(4)(5)(7)(10)	SOFR +	8.00%	12.28%	8/16/2024	5/18/2029		35,653	35,147	35,653	0.08
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	10.94% PIK	10/10/2024	9/30/2029	EUR	33,339	36,066	38,683	0.09
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	5.00%	9.30%	11/21/2024	11/21/2032		49,542	49,299	49,357	0.11
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.79%	4/23/2021	4/23/2029		41,439	41,287	38,599	0.09
									1,013,958	998,837	2.26
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(4)(5)(11)	SOFR +	5.25%	9.57%	4/4/2025	12/31/2031		72,514	71,465	71,499	0.16
Icebox Holdco III, Inc.	(9)	SOFR +	6.75%	11.31%	12/22/2021	12/21/2029		14,000	13,921	14,058	0.03
									85,386	85,557	0.19
Total Second Lien Debt - non-controlled/non-affiliated									3,132,116	3,097,867	7.01
Total Second Lien Debt									3,132,116	3,097,867	7.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie, Inc.	(5)(6)(8)	4.80%	4.80%	9/10/2024	3/15/2029		$1,000	$1,026	$1,020	0.00%
Amgen, Inc.	(5)(6)(8)	5.15%	5.15%	9/10/2024	3/2/2028		1,000	1,024	1,022	0.00
Biogen, Inc.	(5)(6)(8)	2.25%	2.25%	9/10/2024	5/1/2030		1,000	910	901	0.00
Gilead Sciences, Inc.	(5)(6)(8)	1.65%	1.65%	9/10/2024	10/1/2030		1,000	883	874	0.00
Regeneron Pharmaceuticals, Inc.	(5)(6)(8)	1.75%	1.75%	9/10/2024	9/15/2030		1,000	885	869	0.00
								4,728	4,686	0.00
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030		1,000	896	880	0.00
Alcon Finance Corp.	(5)(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030		1,000	926	915	0.00
Becton Dickinson & Co.	(5)(6)(8)	5.08%	5.08%	9/10/2024	6/7/2029		1,000	1,030	1,022	0.00
Boston Scientific Corp.	(5)(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030		1,000	934	926	0.00
								3,786	3,743	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/8/2031		22,698	22,252	21,676	0.05
IT Services
PPT Holdings III, LLC	(4)(5)(8)	12.75%	12.75% PIK	3/25/2024	3/27/2034		9,112	8,943	9,067	0.02
Life Sciences Tools & Services
Thermo Fisher Scientific, Inc.	(5)(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029		1,000	1,032	1,027	0.00
Pharmaceuticals
Astrazeneca Finance, LLC	(5)(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029		1,000	1,028	1,023	0.00
Bristol-Myers Squibb, Co.	(5)(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029		1,000	1,029	1,024	0.00
Eli Lilly & Co.	(5)(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029		1,000	1,010	1,004	0.00
GlaxoSmithKline Capital, PLC	(5)(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029		1,000	978	971	0.00
Johnson & Johnson	(5)(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029		1,000	1,037	1,028	0.00
Merck & Co, Inc.	(5)(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030		1,000	1,015	1,007	0.00
Novartis Capital Corp.	(5)(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030		1,000	923	910	0.00
Novo Nordisk Finance Netherlands, BV	(5)(6)(8)	3.13%	3.13%	9/10/2024	1/21/2029	EUR	1,000	1,115	1,203	0.00
Pfizer, Inc.	(5)(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030		1,000	899	887	0.00
Roche Holdings, Inc.	(5)(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029		1,000	1,008	1,002	0.00
Takeda Pharmaceutical Co, Ltd.	(5)(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030		1,000	906	896	0.00
Teva Pharmaceutical Finance Netherlands III, BV	(5)(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026		1,000	974	981	0.00
								11,922	11,936	0.00
Total Unsecured Debt - non-controlled/non-affiliated								52,663	52,135	0.07
Total Unsecured Debt								52,663	52,135	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Financial Services
522 Funding CLO 2020-6, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.05%	11/9/2021	10/23/2034	$3,000	$3,000	$2,946	0.01%
Allegro Clo VIII-S Ltd - Class E2	(4)(5)(6)(8)	SOFR +	8.00%	12.56%	10/3/2024	10/15/2037	2,000	2,000	2,056	0.00
Allegro CLO XIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.61%	11.17%	5/25/2021	7/20/2034	2,500	2,455	2,508	0.01
Allegro Clo XVIII Ltd - Class E1	(4)(5)(6)(8)	SOFR +	6.36%	10.67%	10/30/2024	1/25/2038	1,225	1,178	1,212	0.00
Allegro Clo XVIII Ltd - Class E2	(4)(5)(6)(8)	SOFR +	7.50%	11.81%	10/30/2024	1/25/2038	2,225	2,225	2,245	0.01
Apidos Clo XXV - Class E1R3	(4)(5)(6)(8)	SOFR +	5.35%	9.68%	12/17/2024	1/20/2037	4,000	4,000	4,012	0.01
Apidos CLO XXXVI - Class E	(4)(5)(6)(8)	SOFR +	5.95%	10.51%	7/28/2021	7/20/2034	8,500	8,500	8,551	0.02
ARES LI CLO Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.25%	10.66%	11/1/2024	10/15/2037	4,000	4,000	4,019	0.01
Ares Loan Funding VI Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.40%	10.69%	5/24/2024	7/10/2037	2,000	2,000	2,006	0.00
Ares Loan Funding VIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.25%	9.53%	12/19/2024	1/24/2038	3,000	3,000	3,014	0.01
Ares LVI CLO Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	5.35%	9.65%	12/27/2024	1/25/2038	9,000	9,000	9,041	0.02
Ares LX CLO LTD - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.81%	5/6/2021	7/18/2034	5,000	4,980	5,013	0.01
Ares LXII CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.76%	11.06%	11/18/2021	1/25/2034	9,000	9,000	9,035	0.02
Bain Capital Credit CLO 2020-4 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.98%	12.27%	10/11/2023	10/20/2036	5,500	5,357	5,558	0.01
Bain Capital Credit CLO 2022-6 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.54%	10/25/2024	1/22/2038	2,000	2,000	2,012	0.00
Bain Capital Credit CLO 2024-3 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.56%	5/16/2024	7/16/2037	2,500	2,500	2,518	0.01
Balboa Bay Loan Funding 2021-2, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.60%	11.16%	10/20/2021	1/20/2035	7,000	6,949	6,903	0.02
Balboa Bay Loan Funding 2024-1 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.54%	5/17/2024	7/20/2037	2,300	2,300	2,329	0.01
Barings CLO Ltd 2018-II - Class ER	(4)(5)(6)(8)	SOFR +	6.90%	11.20%	8/9/2024	7/15/2036	4,000	4,000	4,026	0.01
Barings Clo Ltd 2019-IV - Class ER	(4)(5)(6)(8)	SOFR +	6.40%	10.70%	5/13/2024	7/15/2037	5,000	5,000	5,027	0.01
Barings CLO Ltd 2021-II - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.81%	7/14/2021	7/15/2034	6,000	6,000	5,999	0.01
Barings CLO Ltd 2021-III - Class E	(4)(5)(6)(8)	SOFR +	6.65%	11.21%	11/17/2021	1/18/2035	7,200	7,200	6,934	0.02
Barings Clo Ltd 2022-II - Class ER	(4)(5)(6)(8)	SOFR +	6.90%	11.20%	7/2/2024	7/15/2039	5,000	5,000	5,019	0.01
Barings CLO Ltd 2023-IV - Class E	(4)(5)(6)(8)	SOFR +	7.59%	11.88%	12/6/2023	1/20/2037	3,000	2,973	3,059	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Benefit Street Partners CLO XX - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.31%	8/9/2021	7/15/2034	$6,500	$6,500	$6,517	0.01%
Benefit Street Partners CLO XXVI Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.00%	10.29%	7/3/2024	7/20/2037	3,000	3,000	3,019	0.01
Benefit Street Partners, LLC BSP 2020-21A - Class ER	(4)(5)(6)(8)	SOFR +	6.70%	11.26%	8/25/2021	10/15/2034	3,000	2,978	3,012	0.01
BlueMountain CLO XXIX Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.86%	11.42%	7/15/2021	7/25/2034	2,750	2,700	2,704	0.01
Broad River Ltd 2020-1 - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.06%	5/17/2021	7/20/2034	7,000	6,959	7,018	0.02
Carlyle US CLO 2018-4, Ltd. - Class E1R	(4)(5)(6)(8)	SOFR +	6.43%	10.73%	7/23/2024	10/17/2037	1,000	972	1,017	0.00
Carlyle US CLO 2018-4, Ltd. - Class E2R	(4)(5)(6)(8)	SOFR +	7.86%	12.16%	7/23/2024	10/17/2037	5,000	5,023	5,182	0.01
Carlyle US CLO 2021-7, LTD. - Class ER	(4)(5)(6)(8)	SOFR +	5.50%	9.82%	3/26/2025	4/15/2040	4,650	4,650	4,698	0.01
Carlyle US CLO 2022-4 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.05%	7/12/2024	7/25/2036	4,000	4,000	4,053	0.01
Carlyle US CLO 2023-5 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.90%	12.20%	11/10/2023	1/27/2036	7,000	6,878	7,161	0.02
Carlyle US CLO 2024-8 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.50%	9.82%	11/22/2024	1/25/2037	4,000	4,000	4,046	0.01
Carlyle US CLO 2025-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.70%	10.01%	4/1/2025	4/25/2038	4,000	4,000	4,048	0.01
Carval CLO V-C, LTD. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.31%	11/24/2021	10/15/2034	8,000	7,942	8,021	0.02
Carval CLO VI-C, LTD. - Class E	(4)(5)(6)(7)(8)	SOFR +	7.33%	11.62%	4/22/2022	4/21/2034	8,750	8,685	8,815	0.02
Carval Clo VIII-C Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	7.60%	11.89%	9/13/2024	10/22/2037	2,000	2,000	2,008	0.00
Carval Clo X-C Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.44%	6/13/2024	7/20/2037	3,000	3,000	3,031	0.01
CarVal CLO XI C Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.35%	10.80%	8/14/2024	10/20/2037	3,000	3,000	3,039	0.01
CBAM 2017-1 LTD - Class ER2	(4)(5)(6)(8)	SOFR +	6.93%	11.25%	11/5/2024	1/20/2038	10,000	9,808	10,190	0.02
CBAM 2018-8 Ltd - Class E1R	(4)(5)(6)(8)	SOFR +	7.40%	11.70%	5/10/2024	7/15/2037	4,000	4,000	4,110	0.01
CBAM 2018-8 Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	6.37%	10.67%	5/10/2024	7/15/2037	1,000	964	1,015	0.00
Dryden 112 CLO, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.75%	12.07%	11/9/2023	11/15/2036	4,900	4,798	4,841	0.01
Dryden 78 CLO Ltd - Class E1R	(4)(5)(6)(8)	SOFR +	7.70%	12.00%	4/4/2024	4/17/2037	4,000	4,000	4,097	0.01
Dryden 78 CLO Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	6.63%	10.93%	4/4/2024	4/17/2037	1,000	979	1,014	0.00
Dryden 95 CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.73%	7/29/2021	8/20/2034	8,000	8,000	7,896	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Eaton Vance CLO 2019-1 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.40%	10.70%	5/9/2024	7/15/2037	$5,000	$5,000	$5,068	0.01%
Elmwood CLO 30 Ltd - Class F	(4)(5)(6)(8)	SOFR +	7.25%	11.55%	5/22/2024	7/17/2037	4,500	4,502	4,448	0.01
Fort Washington CLO 2021-2, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.61%	11.17%	8/4/2021	10/20/2034	13,000	12,891	12,870	0.03
Galaxy 30 CLO Ltd - Class ER	(4)(5)(6)(8)	SOFR +	5.90%	10.30%	12/9/2024	1/15/2038	5,000	5,000	5,005	0.01
Galaxy XXV CLO, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	10.80%	4/19/2024	4/25/2036	4,000	4,000	4,012	0.01
Galaxy 32 CLO Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.33%	11.62%	9/22/2023	10/20/2036	2,140	2,121	2,166	0.00
Galaxy 35 CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.00%	9.28%	3/11/2025	4/20/2038	6,001	6,001	6,022	0.01
Goldentree Loan Management US Clo 15 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	10.79%	8/18/2023	10/20/2036	6,500	6,446	6,553	0.01
Goldentree Loan Management US CLO 17, Ltd. - Class FR	(4)(5)(6)(8)	SOFR +	8.00%	12.32%	6/27/2025	1/20/2039	2,500	2,453	2,469	0.01
Goldentree Loan Management US Clo 18 Ltd - Class F	(4)(5)(6)(8)	SOFR +	8.50%	12.79%	10/20/2023	1/20/2037	5,000	4,938	4,999	0.01
GoldenTree Loan Management US CLO 23 Ltd - Class F	(4)(5)(6)(8)	SOFR +	7.75%	12.05%	11/26/2024	1/20/2039	3,500	3,473	3,371	0.01
Halseypoint Clo 5, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.94%	11.49%	11/19/2021	1/30/2035	9,500	9,361	9,263	0.02
Halseypoint CLO 7, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.59%	10.94%	6/6/2025	7/20/2038	6,900	6,831	6,935	0.02
HPS Loan Management 15-2019 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.80%	11.09%	2/8/2022	1/22/2035	4,000	3,970	4,012	0.01
HPS Loan Management 2024-20 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.20%	10.50%	5/15/2024	7/25/2037	2,000	2,000	2,039	0.00
HPS Loan Management 2025-24 Ltd - Class E	(4)(5)(6)(8)	SOFR +	4.65%	8.89%	3/11/2025	4/25/2038	4,000	4,000	4,012	0.01
Invesco CLO 2022-3 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.04%	9/30/2024	10/22/2037	3,500	3,486	3,481	0.01
Jamestown CLO XV, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.06%	11.36%	5/28/2024	7/15/2035	3,000	2,973	2,965	0.01
Magnetite XXXII Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.90%	11.20%	3/7/2022	4/15/2035	5,000	5,000	5,032	0.01
MidOcean Credit CLO XIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.80%	12.09%	11/16/2023	1/21/2037	9,500	9,164	9,588	0.02
MidOcean Credit CLO XIV Ltd - Class E2	(4)(5)(6)(8)	SOFR +	7.40%	11.70%	2/15/2024	4/15/2037	3,500	3,500	3,538	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
MidOcean Credit CLO XI Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.00%	10.32%	11/25/2024	1/18/2036	$2,000	$2,000	$1,985	0.00%
Morgan Stanley Eaton Vance Clo 2021-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.30%	9/24/2021	10/20/2034	6,500	6,500	6,460	0.01
Morgan Stanley Eaton Vance CLO 2023-19A Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.10%	10.39%	10/16/2024	10/20/2037	2,200	2,200	2,187	0.00
Neuberger Berman Loan Advisers CLO 30, Ltd. - Class ER2	(4)(5)(6)(8)	SOFR +	5.15%	9.44%	12/23/2024	1/20/2039	3,500	3,500	3,494	0.01
New Mountain CLO 1 Ltd - Class ERR	(4)(5)(6)(8)	SOFR +	5.25%	9.55%	2/7/2025	1/15/2038	2,000	2,000	2,009	0.00
Northwoods Capital XI-B Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.35%	11.64%	7/3/2024	7/19/2037	3,412	3,358	3,365	0.01
Oaktree CLO 2019-3 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.75%	11.04%	10/24/2024	1/20/2038	5,000	5,000	5,021	0.01
OCP CLO 2021-22, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.04%	10/18/2024	10/20/2037	2,000	2,000	1,997	0.00
OCP CLO 2020-18 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.25%	10.54%	7/30/2024	7/20/2037	1,000	1,000	1,020	0.00
OCP CLO 2017-13 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	5.90%	10.30%	11/5/2024	11/26/2037	5,000	5,000	4,955	0.01
Octagon 55, Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.06%	7/1/2021	7/20/2034	11,000	10,904	11,040	0.02
Octagon 75, Ltd - Class E	(4)(5)(6)(8)	SOFR +	4.95%	9.24%	1/31/2025	1/22/2038	3,000	3,000	2,997	0.01
Octagon Investment Partners 41, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.13%	11.69%	9/24/2021	10/15/2033	2,500	2,492	2,456	0.01
Orion CLO 2024-4 LTD - Class E	(4)(5)(6)(8)	SOFR +	6.00%	10.36%	10/25/2024	10/20/2037	5,000	5,000	5,103	0.01
Palmer Square CLO 2015-1, Ltd. - Class DR4	(4)(5)(6)(8)	SOFR +	6.76%	11.09%	5/25/2021	5/21/2034	2,000	1,930	1,980	0.00
Palmer Square CLO 2019-1, Ltd. - Class DR	(4)(5)(6)(8)	SOFR +	6.76%	11.08%	11/16/2021	11/14/2034	13,000	13,003	12,970	0.03
Palmer Square CLO 2022-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.35%	10.64%	1/24/2022	4/20/2035	2,500	2,500	2,507	0.01
Palmer Square CLO 2023-3 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.83%	12.12%	11/17/2023	1/20/2037	10,000	9,912	10,227	0.02
Parallel 2020-1 Ltd - Class DR	(4)(5)(6)(8)	SOFR +	6.50%	11.06%	6/14/2021	7/20/2034	3,500	3,442	3,448	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1 - Class D	(4)(5)(6)(8)	SOFR +	7.29%	11.58%	2/11/2022	4/20/2035	6,000	5,865	6,016	0.01
Pikes Peak CLO 10 - Class ER	(4)(5)(6)(8)	SOFR +	5.90%	10.29%	11/22/2024	1/22/2038	5,000	5,000	5,015	0.01
Pikes Peak Clo 17 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.75%	10.15%	11/1/2024	1/15/2038	4,000	4,000	4,026	0.01
Pikes Peak CLO 3 - Class ERR	(4)(5)(6)(8)	SOFR +	6.61%	11.17%	8/13/2021	10/25/2034	3,000	3,009	3,015	0.01
Pikes Peak CLO 8 - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.04%	12/19/2024	1/20/2038	1,000	1,000	1,003	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Post CLO 2022-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.04%	2/15/2022	4/20/2035	$5,000	$4,982	$5,013	0.01%
Post CLO 2024-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.80%	11.09%	2/6/2024	4/20/2037	2,500	2,500	2,546	0.01
PPM CLO 4, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.06%	9/29/2021	10/18/2034	6,775	6,775	6,380	0.01
PPM CLO 5, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.06%	9/17/2021	10/18/2034	4,800	4,800	4,581	0.01
Rad CLO 14, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.06%	11/2/2021	1/15/2035	6,750	6,750	6,678	0.02
Rad CLO 16 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	10.80%	5/3/2024	7/15/2037	5,000	5,000	4,917	0.01
Rad CLO 17 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.54%	11/5/2024	1/20/2038	5,000	5,000	4,928	0.01
Rad CLO 22 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.73%	12.02%	10/27/2023	1/20/2037	7,500	7,302	7,538	0.02
Rad Clo 25 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.00%	10.29%	5/16/2024	7/20/2037	3,000	3,000	3,011	0.01
Rad CLO 3 Ltd - Class E1R2	(4)(5)(6)(8)	SOFR +	5.88%	10.18%	6/18/2024	7/15/2037	2,715	2,665	2,526	0.01
Rad CLO 3 Ltd - Class E2R2	(4)(5)(6)(8)	SOFR +	7.00%	11.30%	6/18/2024	7/15/2037	2,715	2,715	2,693	0.01
Rad CLO 9 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.05%	12/19/2024	1/15/2038	3,000	3,000	2,969	0.01
RAD CLO 27 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.30%	9.57%	1/22/2025	1/15/2038	10,000	10,000	9,996	0.02
Regatta IX Funding Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.83%	11.13%	4/10/2024	4/17/2037	3,820	3,902	3,833	0.01
Regatta XXI Funding Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.55%	11/5/2024	10/15/2037	4,000	4,000	4,016	0.01
Regatta XXII Funding Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.15%	10.44%	10/10/2024	7/20/2035	2,000	2,000	2,015	0.00
RRX 7 Ltd - Class D	(4)(5)(6)(8)	SOFR +	6.85%	11.15%	2/18/2022	7/15/2035	5,000	4,962	5,014	0.01
Sagard-Halseypoint Clo 9, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.85%	10.13%	3/31/2025	4/20/2038	5,250	5,197	5,274	0.01
Sound Point CLO XXVII, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.56%	11.12%	10/1/2021	10/25/2034	5,000	4,928	4,699	0.01
Symphony CLO 34-PS Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	8.15%	12.45%	7/13/2023	7/24/2036	4,000	3,932	4,000	0.01
Symphony CLO 44 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.44%	5/20/2024	7/14/2037	2,500	2,500	2,547	0.01
Vibrant CLO IV-R Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.90%	12.34%	9/19/2024	10/20/2037	1,000	972	1,007	0.00
Vibrant CLO XII Ltd. - Class DR	(4)(5)(6)(8)	SOFR +	6.94%	11.23%	5/16/2024	4/20/2034	2,695	2,609	2,671	0.01
Trestles Clo IV, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.81%	7/12/2021	7/21/2034	8,000	8,000	7,914	0.02
Trinitas CLO XVI Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.00%	11.56%	6/14/2021	7/20/2034	5,000	4,844	4,906	0.01
Vibrant CLO XIII, Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.59%	11.89%	11/1/2024	1/15/2038	3,250	3,219	3,229	0.01
Voya CLO 2019-4, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.71%	11.27%	12/14/2021	1/15/2035	8,250	8,130	8,271	0.02
								547,862	550,910	1.26
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated								547,862	550,910	1.26

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Ballyrock CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.22%	2/24/2025	10/15/2036		$6,000	$4,557	$4,576	0.01%
Ballyrock CLO 23, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.84%	6/26/2025	4/25/2038	5,000		3,525	3,525	0.01
Ballyrock CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.72%	5/28/2025	10/25/2037	12,500		9,738	9,879	0.02
Birch Grove CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.75%	11/15/2024	1/22/2038	11,000		11,000	11,761	0.03
Carlyle Euro CLO 2022-5 DAC - Subordinated Notes	(4)(6)	Estimated Yield:	15.37%	5/16/2025	4/25/2037	EUR	3,000	2,166	2,299	0.01
Carlyle Global Market Strategies Euro CLO 2014-1 DAC - Subordinated Notes	(4)(6)	Estimated Yield:	19.74%	5/2/2025	4/15/2038	EUR	11,473	8,430	9,499	0.02
CVC Cordatus Loan Fund XXXIV DAC - Subordinated Notes	(4)(6)	Estimated Yield:	11.83%	2/14/2025	4/20/2038	EUR	3,250	3,325	3,833	0.01
Elmwood CLO 18, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.55%	3/4/2025	7/17/2037	4,000		2,151	2,163	0.00
Elmwood CLO II, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.97%	11/21/2024	4/20/2034	8,650		5,806	4,874	0.01
Flatiron CLO 21, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	14.26%	5/5/2025	7/19/2034	3,000		1,980	2,085	0.00
Flatiron RR CLO 30, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	15.39%	3/24/2025	4/15/2038	7,000		5,790	6,093	0.01
Galaxy 34 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.75%	9/26/2024	10/20/2037	20,000		17,604	17,578	0.04
Galaxy 35 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.71%	3/11/2025	4/20/2038	17,490		16,094	16,997	0.04
Generate CLO 15, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	15.49%	5/20/2025	7/20/2037	6,000		3,880	4,019	0.01
Generate CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	14.23%	1/31/2025	4/22/2037	10,000		5,473	5,138	0.01
HPS Loan Management 2025-24, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.80%	3/11/2025	4/25/2038	10,000		8,900	9,082	0.02
MidOcean Credit CLO XIX - Subordinated Notes	(4)(6)	Estimated Yield:	8.84%	6/24/2025	7/20/2036	9,000		6,998	7,133	0.02
MidOcean Credit CLO XV, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.21%	5/10/2024	7/21/2037	5,000		3,473	3,109	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
MidOcean Credit CLO XX - Units	(4)(6)(7)			6/18/2025	10/8/2028	$2,083	$2,083	$2,083	0.00%
New Mountain CLO 6, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.38%	8/23/2024	10/15/2037	18,750	15,948	15,192	0.03
New Mountain CLO 6, Ltd. - Class M	(4)(6)			8/23/2024	10/15/2037	1,875	0	335	0.00
New Mountain CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.09%	8/23/2024	3/31/2038	19,368	16,899	15,431	0.03
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	11.65%	12/10/2024	1/22/2038	5,200	3,292	3,198	0.01
Rad CLO 25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.50%	5/16/2024	7/20/2037	5,000	4,146	3,792	0.01
RAD CLO 26, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	14.10%	8/7/2024	10/20/2037	7,180	6,156	6,353	0.01
RAD CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.42%	12/11/2024	1/15/2038	29,325	26,821	27,397	0.06
Regatta Kilo - Units	(4)(6)(7)			6/13/2025	10/8/2028	3,172	3,172	3,172	0.01
Signal Peak CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.49%	6/5/2024	7/18/2037	5,000	4,277	4,488	0.01
Signal Peak CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.09%	12/20/2024	1/22/2038	26,000	20,345	21,814	0.05
Sixth Street CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.46%	11/1/2024	1/17/2038	16,500	13,430	14,254	0.03
Sixth Street CLO XXI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.71%	9/29/2022	10/21/2037	8,000	5,652	5,396	0.01
Vibrant CLO XVI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	6.71%	4/14/2023	7/15/2036	12,000	8,530	7,828	0.02
Wellfleet CLO 2025-1, Ltd. - Units	(4)(6)(7)			4/8/2025	8/8/2025	3,000	3,000	3,000	0.01
							254,641	257,376	0.57
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							254,641	257,376	0.57
Total Structured Finance Obligations - non-controlled/non-affiliated							802,503	808,286	1.83
Total Structured Finance Obligations							802,503	808,286	1.83

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity and other - non-controlled/non-affiliated
Aerospace & Defense
Atlas Intermediate Holding, LLC - Preferred Interest	(4)			5/24/2021		34,238,400	$33,725	$19,174	0.04%
Loar Holdings, Inc. - Common Equity	(6)			4/25/2024		545,996	7,565	47,048	0.11
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	125	160	0.00
							41,415	66,382	0.15
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			6/11/2021		1,674	1,674	2,457	0.01
Mode Holdings, LP - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	754	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,838	42,155	0.10
							61,589	45,366	0.11
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		70,304	7,532	7,339	0.02
Moderna, Inc. - Common Stock	(6)			9/12/2024		12,613	983	348	0.00
							8,515	7,687	0.02
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		48,476	1,212	279	0.00
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		3,982	6,280	6,728	0.02
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		1,041	1,482	1,591	0.00
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		159,782	160	160	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	1,030	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		749	1,067	1,146	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		115,036	115	115	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		3	$2	$2	0.00%
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		5,082	3,981	4,001	0.01
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		5,084,731	4,037	4,627	0.01
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		6,589,068	6,589	6,589	0.01
							24,607	25,989	0.05
Distributors
Box Co-Invest Blocker, LLC (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		3	3,308	0	0.00
Box Co-Invest Blocker, LLC (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	390	0	0.00
							3,698	0	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,735	42,533	0.10
DTA, LP - Class A Common Units	(4)			3/25/2024		2,612,843	2,613	2,221	0.01
							31,348	44,754	0.11
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	10,915	13,393	0.03
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	2,482	0.01
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	2,878	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	534	0.00
							15,636	19,287	0.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		3,272,884	$3,273	$3,273	0.01%
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,775	26,646	0.06
							26,048	29,919	0.07
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		621,964	622	1,121	0.00
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	2,427	0.01
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		12,237,213	11,870	14,103	0.03
CD&R Artemis Holdco 2, Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,662	60,948	0.14
CD&R Ulysses Equity Holdings, LP - Common Shares	(4)(6)			8/19/2021		6,000,000	6,090	4,800	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	163	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	88	0.00
Maia Aggregator, LP - Class A Units	(4)			2/1/2022		19,700,000	19,700	16,548	0.04
NC Eve, LP - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	789	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							88,135	97,439	0.22
Health Care Technology
Azalea Parent Corp. - Series A-1 Preferred Shares	(4)		12.75% PIK	4/30/2024		91,500	89,213	106,154	0.24
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		18,035	1,804	1,442	0.00
							96,946	112,301	0.25

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Insurance
RSC Topco, Inc. - Preferred Shares	(4)		13.25%	8/14/2023		100	$97	$132	0.00%
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	529	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,940	0.01
							1,397	5,601	0.01
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		25,687,196	25,687	29,797	0.07
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01
Pharmaceuticals
Elanco Animal Health, Inc. - Royalty Equity	(4)(6)			5/5/2025		75,000,000	75,000	76,105	0.17
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		1,289	1,175	673	0.00
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		1,378	1,378	1,435	0.00
OHCP V TC COI, LP - LP Interest	(4)			6/29/2021		6,500,000	6,500	16,055	0.04
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		14,886,548	14,887	15,780	0.04
Trinity Air Consultants Holdings Corp. - Common Units	(4)			6/12/2024		4,797	5	12	0.00
Victors CCC Topco, LP - Common Equity	(4)			6/1/2022		9,600,000	9,600	16,992	0.04
							33,545	50,947	0.12
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)		8.00%	11/1/2024		1,783,823	1,784	1,891	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	$1,103	$1,307	0.00%
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	628	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		937,585	4,060	0	0.00
Expedition Holdco, LLC - Common Units	(4)				2/24/2022		810,810	810	570	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	15.05%	6/23/2022		30,883	30,111	47,019	0.11
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%	11/30/2021		45,090	43,961	62,899	0.14
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	35,332	0.08
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,087	82,597	0.19
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)			13.50%	12/19/2023		1,872	1,830	2,229	0.01
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		3,891,673	3,892	3,892	0.01
TravelPerk, Inc. - Warrants	(4)(6)				5/2/2024		244,818	2,101	6,089	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	13,155	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.80%	11/22/2022		31,731	30,620	44,106	0.10
								237,914	299,823	0.68
Transportation Infrastructure
Enstructure, LLC - Class A-7 Common Units	(4)				9/27/2022		3,783,785	2,805	4,086	0.01
Enstructure, LLC - Class A-8 Common Units	(4)				3/1/2023		858,469	635	927	0.00
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		1,128,694	865	1,185	0.00
								4,305	6,198	0.01
Total Equity and other - non-controlled/non-affiliated								788,697	927,754	2.11

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/affiliated
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)			11/1/2021		265,556	$558	$1,066	0.00%
Media
DMS Topco, LLC - Class A Common Units	(4)(6)(16)			3/11/2025		133,433	5,432	5,432	0.01
Total Equity and other - non-controlled/affiliated							5,990	6,498	0.01
Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings, LP - LP Interest	(4)(6)(16)			4/14/2023		3,943	0	0	0.00
Financial Services
Blackstone Private Real Estate Credit and Income Fund - Common Shares	(4)(6)(16)			6/1/2025		2,989,239	75,000	75,090	0.17
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)			10/19/2021		360,279,000	360,279	362,117	0.82
							435,279	437,207	0.99
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)			9/28/2023		134,166,603	0	0	0.00
Oil, Gas & Consumable Fuels
Pibb Member Holdings, LLC - LP Interest	(4)(6)(16)			11/22/2024		225,000,000	214,844	219,173	0.49
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	1,421	1,811	0.00
Total Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)							651,544	658,191	1.48
Total Equity and other							1,446,231	1,592,443	3.60

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			$1,815,000	$1,745,658	3.94%
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	118,267	0.27
Total Investments in Joint Ventures							1,932,706	1,863,925	4.21

Total Investments - non-controlled/non-affiliated							70,422,564	70,376,244	158.66
Total Investments - non-controlled/affiliated							12,242	12,750	0.02
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							1,039,864	922,733	2.08
Total Investments - Investments in Joint Ventures							1,932,706	1,863,925	4.21
Total Investment Portfolio							73,407,376	73,175,652	164.97
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.19%				46,245	46,245	0.10
State Street Institutional U.S. Government Money Market Fund - Premier Class			4.27%				119,863	119,863	0.27
Fidelity Investments Money Market Treasury Portfolio - Class I			4.19%				56,058	56,058	0.13
Other Cash and Cash Equivalents							1,760,922	1,760,922	3.97
Total Portfolio Investments, Cash and Cash Equivalents							$75,390,464	$75,158,740	169.44%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. Dollars. As of June 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and structured finance obligations, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 24.3% of total assets as calculated in accordance with regulatory requirements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2026	$13,678	$—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	5/7/2026	181	—
Accession Risk Management Group, Inc.	Revolver	11/1/2029	6,174	(15)
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	8/15/2026	28,987	—
Accuity Delivery Systems, LLC	Revolver	5/29/2031	29,497	(147)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	88,690	(443)
ACI Group Holdings, Inc.	Revolver	8/2/2027	16,756	—
Acumatica Holdings, Inc	Term Loan	7/11/2032	62,753	—
Acumatica Holdings, Inc	Revolver	7/11/2032	10,459	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,567	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	39,500	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	22,055	(110)
AI Titan Parent, Inc.	Revolver	8/29/2031	13,784	(138)
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
Alpine Intel Intermediate 2, LLC	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Revolver	7/19/2030	3,252	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	33,472	—
Amerilife Holdings, LLC	Revolver	8/31/2028	63,550	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	18,226	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	10/20/2025	41,321	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Analytic Partners, LP	Revolver	4/4/2028	4,891	(37)
Anaplan, Inc.	Revolver	6/21/2028	47,983	(960)
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,507	—
Aptean, Inc.	Revolver	1/29/2031	4,695	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	9,996	—
Armada Parent, Inc.	Delayed Draw Term Loan	6/9/2027	11,250	—
Armada Parent, Inc.	Revolver	10/29/2027	20,250	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	57,055	(307)
Artisan Acquisitionco, Ltd.	Delayed Draw Term Loan	9/30/2027	54,556	(546)
Ascend Buyer, LLC	Revolver	9/30/2028	8,655	—
Atlas CC Acquisition Corp.	Delayed Draw Term Loan	5/26/2026	14,403	(324)
Atlas Securitized Products Funding 2, LP	Revolver	4/10/2026	4,560	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	38,443	(192)
AuditBoard, Inc.	Revolver	7/12/2031	15,377	(38)
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	45,195	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	45,195	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	—
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	75,417	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	117,328	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	12,824	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	11,624	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	6,278	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	4,948	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	12/20/2026	11,443	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	10,208	(51)
Bayshore Intermediate #2, LP	Revolver	10/1/2027	23,879	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bazaarvoice, Inc.	Revolver	5/7/2028	$60,787	$—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	24,179	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	29,847	—
Bimini Group Purchaser, Inc.	Delayed Draw Term Loan	5/19/2027	34,906	(175)
Bluefin Holding, LLC	Revolver	9/12/2029	4,487	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	4,306	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	26,868	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	(265)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	109,294	—
Caerus US 1, Inc.	Revolver	5/25/2029	54,628	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Cambrex Corp.	Revolver	3/5/2032	15,014	(150)
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	17,158	(86)
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,972	—
Capstone Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/29/2026	8,261	(31)
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	10,323	(52)
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	17,811	—
Carval CLO XIII-C Ltd	Structured Finance Obligations - Equity Instruments	10/8/2028	8,750	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,917	—
CCI Buyer, Inc.	Revolver	5/13/2032	6,767	(68)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(498)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Revolver	10/2/2029	30,858	—
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	18,758	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2031	30,287	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	7,000	(70)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	11,060	—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2027	40,692	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	11/22/2025	3,887	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/14/2027	38,496	(192)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	700	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	12/31/2030	50	—
Cisive Holdings Corp.	Revolver	12/8/2027	4,445	(89)
Clearview Buyer, Inc.	Revolver	2/26/2027	11,857	—
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	12/16/2025	116	—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	3,418	—
Commander Buyer, Inc.	Revolver	6/26/2032	29,425	(294)
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	44,138	—
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	6,656	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	11/1/2026	11,463	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	20,230	(51)
Connatix Buyer, Inc.	Revolver	7/14/2027	9,125	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	3,892	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	35,729	(179)
Consor Intermediate II, LLC	Revolver	5/10/2031	2,370	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Delayed Draw Term Loan	8/14/2027	16,925	—
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	(2)
Coupa Software, Inc.	Revolver	2/27/2029	126	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	$11,110	$—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	16,678	(83)
Creek Parent, Inc.	Revolver	12/18/2031	19,175	(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,745	(62)
Crumbl Enterprises, LLC	Revolver	4/30/2032	5,763	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	5,636	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	14,164	(142)
CyrusOne Revolving Warehouse	Revolver	7/2/2027	151,180	—
Databricks, Inc.	Delayed Draw Term Loan	7/3/2026	117,000	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	14,588	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	4/17/2026	300	(3)
Diligent Corp.	Delayed Draw Term Loan	4/26/2026	50,000	—
Diligent Corp.	Revolver	8/2/2030	30,833	—
Divisions Holding Corp.	Revolver	4/17/2032	8,086	(81)
DM Intermediate Parent, LLC	Revolver	9/30/2030	30,960	(464)
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	46,461	(348)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2027	66,711	(500)
Doit International, Ltd.	Revolver	11/26/2029	33,356	(500)
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	834,990	(4,175)
DTA Intermediate II, Ltd.	Delayed Draw Term Loan	3/27/2026	16,849	—
DTA Intermediate II, Ltd.	Revolver	3/27/2030	12,961	(194)
DTI Holdco, Inc.	Revolver	1/25/2029	16,000	(1,581)
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp.	Revolver	11/15/2031	31,739	—
Dwyer Instruments, LLC	Revolver	7/20/2029	6,269	—
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/20/2026	6,062	(30)
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	39	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2025	5,421	(75)
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	17,741	(307)
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	679	—
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	14,968	(37)
ELK Bidco, Inc.	Revolver	6/13/2032	13,471	(67)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	56,182	—
EMB Purchaser, Inc.	Revolver	3/13/2032	18,308	(183)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	40,766	(408)
Enstructure, LLC	Delayed Draw Term Loan	6/10/2026	88,177	(1,411)
ENV Bidco, AB	Delayed Draw Term Loan	12/13/2027	31,618	(404)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	135,205	—
eResearchTechnology, Inc.	Revolver	10/17/2031	78,568	(786)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp.	Revolver	6/17/2030	7,969	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	—
Excelitas Technologies Corp.	Revolver	8/14/2028	14,780	(74)
Experity, Inc.	Revolver	2/24/2028	13,452	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	3/5/2027	9,763	(49)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	15,339	(230)
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	68,078	(340)
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	19,787	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Foundation Risk Partners Corp.	Revolver	10/29/2029	$16,269	$(244)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	988	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	26,180	(65)
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	20,748	—
Frontline Road Safety, LLC	Revolver	3/4/2032	10,842	—
FusionSite Midco, LLC	Revolver	11/17/2029	12,260	(276)
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	41,602	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(132)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	17,622	—
Galway Borrower, LLC	Revolver	9/29/2028	13,970	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,643	—
Gannett Fleming, Inc.	Revolver	8/5/2030	37,324	(560)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	42,075	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	9,238	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	—
Gigamon, Inc.	Revolver	3/10/2028	5,155	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	14,996	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	60,893	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	31,831	—
Granicus, Inc.	Revolver	1/17/2031	3,684	—
Granicus, Inc.	Delayed Draw Term Loan	8/2/2026	1,431	(7)
Graphpad Software, LLC	Revolver	6/28/2031	13,945	(70)
Graphpad Software, LLC	Delayed Draw Term Loan	6/28/2026	33,558	—
Great Day Improvements, LLC	Revolver	6/13/2030	5,914	(222)
Grid Alliance Partners LLC	Term Loan	7/1/2032	78,052	—
Grid Alliance Partners LLC	Delayed Draw Term Loan	7/1/2027	24,016	—
Grid Alliance Partners LLC	Revolver	7/1/2030	15,010	—
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	21,601	—
Griffon Bidco, Inc.	Term Loan	7/31/2031	118,806	—
Griffon Bidco, Inc.	Revolver	7/31/2031	21,601	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	23,241	(116)
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	10,071	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	3,720	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	4,167	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	3,214	—
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(18)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	102	(1)
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	35,408	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	16,573	—
Home Service TopCo IV, Inc.	Revolver	12/30/2027	19,964	(214)
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	3/28/2027	11,718	(59)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	13,476	—
HMH Education, Inc.	Revolver	4/7/2027	16,050	—
Icefall Parent, Inc.	Revolver	1/17/2030	6,880	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,251	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360, LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	10,365	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	$61,644	$—
INK BC Bidco	Term Loan	7/16/2032	73,870	—
INK BC Bidco	Term Loan	7/16/2033	16,488	—
INK BC Bidco	Delayed Draw Term Loan	7/16/2028	21,321	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	9,955	(35)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,836	—
IQN Holding Corp.	Revolver	5/2/2028	1,478	—
IQN Holding Corp.	Delayed Draw Term Loan	8/16/2025	1,800	(9)
IRI Group Holdings, Inc.	Revolver	12/1/2028	110,034	—
Iris Buyer, LLC	Revolver	10/2/2029	5,509	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	9,547	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	—
Java Buyer, Inc.	Revolver	12/15/2027	24,284	—
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	116,476	—
JS Parent, Inc.	Revolver	4/24/2031	7,880	(39)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Kaseya, Inc.	Revolver	3/20/2030	25,000	(125)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	12,225	(166)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	87	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	10,918	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,594	(46)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	22,969	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	59,871	—
Kona Buyer, LLC	Revolver	7/23/2031	25,369	(127)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,041	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,345	—
Loar Group, Inc.	Delayed Draw Term Loan	5/10/2026	100,000	—
LogicMonitor, Inc.	Revolver	11/15/2031	11,450	(143)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	24,405	(47)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	15,863	—
Magic Bidco, Inc.	Revolver	7/1/2030	2,134	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(180)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	9,033	—
Mantech International, CP	Delayed Draw Term Loan	12/14/2025	41,323	(373)
Mantech International, CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	32,327	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	7/4/2025	248	—
Maverick Bidco, Inc.	Delayed Draw Term Loan	8/16/2026	19,499	—
Maverick Bidco, Inc.	Delayed Draw Term Loan	8/16/2026	14,799	—
Mavis Tire Express Services Topco, Corp.	Revolver	5/4/2028	8,606	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	8,618	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,241	—
Medline Borrower, LP	Revolver	2/27/2026	17,850	(106)
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/31/2026	13,121	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	482	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MidOcean Credit CLO XX	Structured Finance Obligations - Equity Instruments	10/8/2028	$7,917	$—
Minerva Bidco Ltd	Delayed Draw Term Loan	11/28/2030	33,372	—
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(50)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2026	16,516	(165)
Modernizing Medicine, Inc.	Revolver	4/30/2032	4,208	(42)
Monk Holding, Co.	Delayed Draw Term Loan	12/1/2025	4,087	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	2,289	(27)
More Cowbell II, LLC	Revolver	9/1/2029	2,265	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	5,146	(39)
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	131	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2027	23,946	—
MRI Software, LLC	Delayed Draw Term Loan	1/16/2027	4,508	—
Natus Medical, Inc.	Revolver	7/21/2027	4,975	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,083	—
NDT Global Holding, Inc.	Revolver	6/4/2032	10,153	(102)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	20,306	(102)
Nephele III, BV	Delayed Draw Term Loan	3/31/2028	28	—
Neptune BidCo, SAS	Delayed Draw Term Loan	4/1/2031	1,401	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	26,031	(130)
Netsmart Technologies, Inc.	Revolver	8/23/2031	26,555	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3, Ltd.	Revolver	6/10/2030	5,576	—
North Haven Ushc Acquisition, Inc.	Revolver	10/30/2027	4,634	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	25,764	—
Octane Purchaser, Inc.	Revolver	5/19/2032	35,253	(176)
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	88,133	—
Odevo, AB	Delayed Draw Term Loan	12/12/2027	179,014	—
OMEGA II AB	Delayed Draw Term Loan	6/17/2028	17,930	(46)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	68,736	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	2,764	—
ONS MSO, LLC	Revolver	7/8/2028	6,750	—
Optimizely North America, Inc.	Revolver	10/30/2031	3,007	(30)
Optus 1011, GmbH	Delayed Draw Term Loan	3/24/2028	60,581	(495)
Oranje Holdco, Inc.	Revolver	2/1/2029	8,250	—
Oxford Global Resources, Inc.	Revolver	8/17/2027	9,254	—
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	40,957	—
Park Place Technologies, LLC	Revolver	3/25/2030	45,365	—
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	11/17/2025	4,205	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	7,135	(143)
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	3,902	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	4,198	—
Pearce Intermediate Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	74,000	—
Petrus Buyer, Inc.	Delayed Draw Term Loan	10/17/2025	4,929	—
Petrus Buyer, Inc.	Revolver	10/17/2029	5,163	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	$8,349	$—
Ping Identity Holding Corp.	Revolver	10/17/2028	3,856	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	40,761	(204)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	(57)
Plasma Buyer, LLC	Revolver	5/12/2028	65	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	67,596	—
Polyphase Elevator Holding, Co.	Revolver	6/23/2027	374	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	11,927	—
Profile Products, LLC	Revolver	11/12/2027	7,087	(124)
Profile Products, LLC	Revolver	11/12/2027	2,645	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2025	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2025	2,915	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	5,451	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	12,013	(15)
QBS Parent, Inc.	Revolver	11/7/2031	10,967	(55)
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	19,959	—
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	7,267	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	36,805	(184)
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	7,177	—
RailPros Parent, LLC	Revolver	5/24/2032	3,589	(36)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	200	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	32,015	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	289	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	19,792	—
Regatta Kilo	Structured Finance Obligations - Equity Instruments	10/8/2028	5,578	—
Relativity ODA, LLC	Revolver	5/12/2029	4,813	(116)
RFS Opco, LLC	Delayed Draw Term Loan	6/13/2026	6,019	—
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	10/31/2025	20,947	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	14,667	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	4/15/2027	30,262	—
Safety Borrower Holdings, LP	Revolver	9/1/2027	2,097	—
Sam Holding Co, Inc.	Revolver	3/24/2027	13,600	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	8,000	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	7,858	(85)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	43,573	—
Seahawk Bidco, LLC	Revolver	12/19/2030	22,377	(205)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2027	59,906	—
Severin Acquisition, LLC	Revolver	10/1/2031	23,455	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	9,394	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	6,041	(60)
Skopima Consilio Parent, LLC	Revolver	5/12/2028	6,300	(125)
Smartronix, LLC	Revolver	2/7/2030	12,316	—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,818)
Spaceship Purchaser, Inc.	Revolver	10/17/2031	59,800	(598)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2026	29,900	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	$71,760	$(359)
Sparta UK Bidco, Ltd.	Delayed Draw Term Loan	9/25/2028	2,279	—
SpecialtyCare, Inc.	Revolver	6/18/2026	2,849	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	55,574	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	57,400	—
Speedster Bidco, GmbH	Revolver	5/13/2031	26,875	(123)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	24,314	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	35,710	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2030	11,767	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	31,200	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,573	(39)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	8,635	—
Teamsystem Holdco 3 SpA	Senior Notes	7/7/2033	48,450	—
TEI Intermediate, LLC	Revolver	12/13/2031	17,672	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	48,489	(242)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	121,413	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	5/9/2027	124,461	(651)
The Fertility Partners, Inc.	Revolver	9/16/2027	1,630	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	2,970	—
The Hiller Companies, LLC	Revolver	6/20/2030	13,713	(103)
The North Highland Co, LLC	Revolver	12/20/2030	8,623	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Thermostat Purchaser III, Inc.	Revolver	8/31/2026	7,321	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	14,454	—
THG Acquisition, LLC	Revolver	10/31/2031	6,911	—
TIH Insurance Holdings, LLC	Revolver	5/6/2029	19,894	(130)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	16,551	(166)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	26,482	(132)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	15,096	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	115,743	—
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(572)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	2,499	—
TTF Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	47,204	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,353	—
Unified Women's Healthcare, LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	10/25/2026	1,267	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	41,503	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	8/23/2026	14,460	(108)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	9,550	(143)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	12,398	(46)
Veregy Consolidated, Inc.	Revolver	4/16/2031	29,755	(223)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
Voyager Parent LLC	Term Loan	7/1/2032	105,644	—
VS Buyer, LLC	Revolver	4/12/2029	15,000	(975)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	22,966	—
Wellfleet CLO 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	8/8/2025	9,000	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
West Monroe Partners, LLC	Revolver	11/8/2027	$66,000	$—
West Monroe Partners, LLC	Delayed Draw Term Loan	12/18/2026	122,500	—
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	17,278	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	32,396	(121)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	17,234	—
Whitebox CLO V Ltd	Structured Finance Obligations - Equity Instruments	7/20/2038	17,630	—
Whitebox CLO V Ltd	Structured Finance Obligations - Equity Instruments	10/5/2025	5,618	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	45,768	(226)
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	17,043	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	7,317	—
Yellow Castle, AB	Delayed Draw Term Loan	6/28/2027	17,402	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	142,752	—
Zendesk, Inc.	Revolver	11/22/2028	97,650	—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	4,568	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	10,119	—
Total Unfunded Commitments			$10,874,981	$(35,946)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Income
Non-Controlled/Affiliated Investments
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	$1,394	$—	$—	$(328)	$—	$1,066	$—
DMS Purchaser, LLC	—	6,252	—	—	—	6,252	248
DMS Topco, LLC - Class A Common Units	—	5,432	—	—	—	5,432	—
Controlled/Affiliated Investments
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	12,744	—	—	(4,867)	—	7,877	—
CFCo, LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Pibb Member Holdings, LLC - LP Interest	214,906	—	—	4,267	—	219,173	7,747
Pibb Member, LLC	2,250	—	—	—	—	2,250	63
Pigments Services, Inc.	7,699	—	—	(7,699)	—	—	—
Pigments Services, Inc.	11,317	257	—	(2,658)	—	8,916	233
Pigments Holdings, LP - LP Interest	—	—	—	—	—	—	—
Material Holdings, LLC	232,369	9,330	(75)	(353)	—	241,271	12,338
Material Holdings, LLC	15,566	—	—	(11,338)	—	4,228	—
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Blackstone Private Real Estate Credit and Income Fund - Common Shares	—	75,000	—	90	—	75,090	406
Specialty Lending Company, LLC - LLC Interest	314,967	27,720	—	19,430	—	362,117	2,250
BCRED Emerald JV LP - LP Interest	1,778,800	—	—	(33,142)	—	1,745,658	117,524
BCRED Verdelite JV LP - LP Interest	135,611	—	—	(17,344)	—	118,267	20,023
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	2,167	—	—	(356)	—	1,811	—
Total	$2,729,790	$123,991	$(75)	$(54,298)	$—	$2,799,408	$160,832

(17)Loan was on non-accrual status as of June 30, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures but excluding Loar Holdings Inc. - Common Equity, Moderna Inc - Common Stock, and Axsome Therapeutics, Inc. - Common Stock and may be deemed to be “restricted securities.” As of June 30, 2025, the aggregate fair value of these securities is $73,120.9 million or 164.84% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of June 30, 2025 was 3.00%.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	592,605	CAD	806,500	9/18/2025	$(1,785)
Deutsche Bank AG	USD	82,474	CHF	66,820	9/18/2025	(2,509)
Goldman Sachs Bank USA	USD	86,086	DKK	557,791	9/17/2025	(2,410)
BNP Paribas	USD	102,063	EUR	90,200	8/21/2025	(4,449)
Deutsche Bank AG	USD	1,201,637	EUR	1,040,500	9/18/2025	(29,295)
Deutsche Bank AG	USD	457,435	GBP	337,790	9/18/2025	(6,275)
BNP Paribas	USD	54,668	GBP	40,900	8/21/2025	(1,467)
Goldman Sachs Bank USA	USD	55,830	NOK	562,273	9/17/2025	114
BNP Paribas	USD	970	NOK	10,000	8/21/2025	(21)
Goldman Sachs Bank USA	USD	23,819	NZD	39,280	9/17/2025	(165)
Goldman Sachs Bank USA	USD	175,388	SEK	1,668,034	9/17/2025	(1,294)
Total Foreign Currency Forward Contracts						$(49,556)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses) (1)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		$625,000	$(11,515)	$—	$8,724
Deutsche Bank	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(11,399)	—	8,685
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(4,697)	—	4,084
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027		625,000	(8,467)	—	9,463
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR +	2.93%	9/29/2025		600,000	(607)	—	282
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027		350,000	1,606	—	5,132
Sumitomo Mitsui Banking Corporation	September 2025 Notes	7.05%	SOFR +	2.97%	9/29/2025		200,000	(224)	—	136
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028		500,000	12,051	—	10,100
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031		250,000	3,249	—	7,529
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031		250,000	3,140	—	7,535
Deutsche Bank	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029		500,000	14,373	—	11,642
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027		400,000	(2,274)	—	6,517
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030		400,000	(4,133)	—	11,836
Morgan Stanley	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029		400,000	8,071	—	10,221
Deutsche Bank	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034		600,000	11,763	—	19,590
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034		200,000	440	—	6,652
Deutsche Bank	Janurary 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	17,656	—	17,656
Goldman Sachs Bank USA	Janurary 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	17,500	—	17,500
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028		150,000	2,994	—	2,994
Goldman Sachs Bank USA	March 2031 Notes	5.54%	SOFR +	1.67%	3/25/2031		500,000	9,245	—	9,245
Deutsche Bank	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033		500,000	9,438	—	9,438
Total Interest Rate Swaps								$68,210	$—	$184,961
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Birch Grove CLO 11 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	11.01%	11/15/2024	1/22/2038	$11,000	$11,000	$11,000	0.03%
Elmwood CLO II Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	15.82%	11/21/2024	4/20/2034	8,650	5,981	6,132	0.02
Galaxy 34 CLO Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.32%	9/26/2024	10/20/2037	20,000	18,500	18,446	0.05
MidOcean Credit CLO XV Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.20%	5/10/2024	7/21/2037	5,000	3,550	3,402	0.01
New Mountain CLO 6 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.24%	8/23/2024	10/15/2037	18,750	16,051	16,346	0.04
New Mountain CLO 6 Ltd - Subordinated Notes	(4)(6)			8/23/2024	10/15/2037	1,875	0	411	0.00
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	17.27%	12/10/2024	1/22/2038	5,200	3,310	3,309	0.01
Rad CLO 25 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	14.36%	5/16/2024	7/20/2037	5,000	4,317	4,269	0.01
RAD CLO 26 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	15.87%	8/7/2024	10/20/2037	7,180	6,156	6,440	0.02
RAD CLO 2024-2 WH Ltd - Units	(4)(6)(7)	Estimated Yield:	15.44%	12/11/2024	1/15/2038	14,801	14,801	14,801	0.04
Signal Peak CLO 11 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	13.87%	6/5/2024	7/18/2037	5,000	4,450	4,865	0.01
Signal Peak CLO 14 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	16.24%	12/20/2024	1/22/2038	26,000	20,345	20,735	0.05
Sixth Street CLO 27 Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	12.25%	11/1/2024	1/17/2038	16,500	13,430	13,794	0.04
Sixth Street CLO XXI Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	15.03%	9/29/2022	10/15/2035	8,000	5,759	6,562	0.02
Vibrant CLO XVI, Ltd - Subordinated Notes	(4)(6)	Estimated Yield:	16.75%	4/14/2023	4/15/2036	12,000	9,600	10,627	0.03
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							137,250	141,139	0.38
Total Structured Finance Obligations - non-controlled/non-affiliated							719,574	731,648	1.96
Total Structured Finance Obligations							719,574	731,648	1.96

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

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and structured finance obligations, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR”or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)
(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

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
As of June 30, 2025, the Company’s consolidated subsidiaries were BCRED Bard Peak Funding LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC (“Borah Peak Funding”), BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC (“Maroon Peak Funding”), BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC (“Naomi Peak Funding”), BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC, BCRED CLO 2025-1 LLC, BCRED CLO 2025-1 Depositor LLC (“2025-1 Depositor”), BCRED Lender Finance 2025-1 LLC, BCRED Lender Finance 2025-1 Depositor LLC (“Lender Finance 2025-1 Depositor”), BCRED BSL Static CLO 2025-1, Ltd. (“2025-1 BSL Issuer”), BCRED BSL Static CLO 2025-1, LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Advisers, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter and year in which the transfer occurs.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2025, the Company recorded $6.1 million and $51.9 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2024, the Company recorded $26.9 million and $33.7 million, respectively, in non-recurring interest income.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through June 30, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and six months ended June 30, 2025, the Company accrued $1.8 million and $9.5 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2024, the Company accrued $8.9 million and $18.4 million, respectively, of U.S. federal excise tax.
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
On August 2, 2022, the Company and the Prior Adviser entered into an amended and restated investment advisory agreement (the “Original A&R Investment Advisory Agreement”), which was approved by the Board, including a majority of the trustees who are not “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). The Original A&R Investment Advisory Agreement altered the Original Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines would no longer apply if the Company’s shares become “covered securities” within the meaning of Section 18 of the Securities Act of 1933, as amended (the “Securities Act”), and amending certain undertakings provisions, including to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Original Investment Advisory Agreement.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three and six months ended June 30, 2025, base management fees were $138.8 million and $267.9 million, respectively. For the three and six months ended June 30, 2024, base management fees were $104.3 million and $199.7 million, respectively. As of June 30, 2025 and December 31, 2024, $138.8 million and $120.1 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
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
For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $151.8 million and $303.6 million, respectively. For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $134.2 million and $259.6 million, respectively. As of June 30, 2025 and December 31, 2024, there was $151.8 million and $144.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
For the three and six months ended June 30, 2025 and 2024, the Company accrued no capital gains based incentive fees. As of June 30, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
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
Under the terms of the Administration Agreements, the Administrators provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for certain costs and expenses incurred by the Administrators in performing their obligations under the Administration Agreements. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in the Advisory Agreements and Administration Agreements. In addition, pursuant to the terms of the Administration Agreements, the Administrators may delegate their obligations under the Administration Agreements to an affiliate or to a third party and we will reimburse the Administrator, and the Administrator will reimburse the Sub-Administrator, for any services performed for us by such affiliate or third party. Under the Sub-Administration Agreement, the Administrator will reimburse the Sub-Administrator for certain costs and expenses incurred by the Sub-Administrator in performing its obligations under the Sub-Administration Agreement. The costs and expenses of the Sub-Administrator that are eligible for reimbursement by the Administrator will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. From time to time, the Administrator may outsource certain administrative duties provided to the Fund to third parties, and the Administrator will pay the third parties accordingly. State Street Bank and Trust Company serves as our third-

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
party sub-administrator. The Administrator has utilized, and in the future will continue to utilize, the State Street Sub-Administrator to assist in the provision of administrative services. The State Street Sub-Administrator receives compensation from the Administrator for its sub-administrative services under the State Street Sub-Administration Agreement.
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
For the three and six months ended June 30, 2025, the Company incurred $2.0 million and $4.3 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $1.9 million and $3.7 million, respectively, in expenses under the Prior Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2025 and December 31, 2024, $2.3 million and $3.2 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
Intermediary Manager Agreement
On October 5, 2020, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P., an affiliate of the Adviser. Pursuant to the Intermediary Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class S shares and a 1.5% cap on NAV for Class D shares. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.
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
For the three and six months ended June 30, 2025, the Company accrued distribution and shareholder servicing fees of $29.6 million and $57.7 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2025, the Company accrued distribution and shareholder servicing fees of $0.4 million and $0.8 million respectively, which were attributable to Class D shares.

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
For the three and six months ended June 30, 2025 and 2024, the Sub-Adviser made no Expense Payments and there were no Reimbursement Payments made to the Sub-Adviser.
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying condensed consolidated financial statements, including the Condensed Consolidated Schedule of Investments.
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of June 30, 2025 and December 31, 2024, the wholly-owned subsidiary of the Company had committed $405.0 million. As of June 30, 2025 and December 31, 2024, $44.7 million and $72.4 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.

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
On June 1, 2025, the Company made an initial investment into Blackstone Private Real Estate Credit and Income Fund (“BREC”), a business development company advised by Blackstone Real Estate Special Situations Advisors L.L.C., an affiliate of Blackstone.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$66,041,157	$65,760,996	89.9%	$62,076,029	$61,455,274	89.8%
Second lien debt	3,132,116	3,097,867	4.2	2,790,046	2,723,460	3.9
Unsecured debt	52,663	52,135	0.1	179,863	177,801	0.3
Structured finance obligations - debt instruments	547,862	550,910	0.8	582,324	590,509	0.9
Structured finance obligations - equity instruments	254,641	257,376	0.3	137,250	141,139	0.2
Investments in joint ventures	1,932,706	1,863,925	2.5	1,932,706	1,914,411	2.8
Equity and other (1)	1,446,231	1,592,443	2.2	1,287,453	1,417,183	2.1
Total	$73,407,376	$73,175,652	100.0%	$68,985,671	$68,419,777	100.0%
(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	1.6%	1.2%
Air Freight & Logistics	1.7	1.8
Airlines (2)(3)	0.0	0.0
Auto Components (3)	0.1	0.0
Beverages	0.1	0.1
Biotechnology(3)	0.1	0.0
Broadline Retail (2)(3)	0.0	0.0
Building Products	1.2	1.3
Capital Markets	0.3	0.3
Chemicals	0.4	0.4
Commercial Services & Supplies	6.8	6.1
Construction & Engineering	1.1	1.1
Construction Materials (2)(3)	0.0	0.0
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	0.2	0.2
Distributors	0.8	0.9
Diversified Consumer Services	3.0	3.3
Diversified REITs (2)(3)	0.0	0.0
Diversified Telecommunication Services	0.4	0.4

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2025	December 31, 2024
Electric Utilities	0.2%	0.2%
Electrical Equipment	0.8	0.8
Electronic Equipment, Instruments & Components	1.0	1.1
Energy Equipment & Services	0.1	0.1
Entertainment (2)(3)	0.0	0.0
Financial Services (1)	2.6	2.3
Food Products (2)(3)	0.0	0.0
Gas Utilities (2)	0.0	—
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.8	1.1
Health Care Providers & Services	8.7	9.3
Health Care Technology	6.2	4.6
Hotels, Restaurants & Leisure	0.2	0.2
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers (2)	0.0	—
Industrial Conglomerates	0.3	0.3
Insurance	7.0	7.0
Interactive Media & Services	1.1	0.9
Internet & Direct Marketing Retail	—	1.5
Investments in Joint Ventures	2.5	2.8
IT Services	5.0	4.7
Life Sciences Tools & Services	0.7	0.6
Machinery	0.3	0.3
Marine	0.4	0.4
Media	1.3	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	0.5	0.5
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.9	0.8
Professional Services	10.8	10.9
Real Estate Management & Development	1.1	1.0
Semiconductors & Semiconductor Equipment (2)	0.0	—
Software	26.0	27.3
Specialty Retail	0.1	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.5	0.5
Transportation Infrastructure	2.2	2.4
Wireless Telecommunication Services	0.3	0.1
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of June 30, 2025.
(3)Amount rounds to less than 0.1% as of December 31, 2024.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$62,784,409	$62,238,846	85.1%	140.4%
Europe	8,289,580	8,611,265	11.8	19.4
Bermuda/Cayman Islands	1,681,367	1,692,110	2.3	3.8
Canada	551,434	531,393	0.7	1.2
Australia/New Zealand	99,036	100,489	0.1	0.2
Asia	1,550	1,549	0.0	0.0
Total	$73,407,376	$73,175,652	100.0%	165.0%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$58,715,654	$58,382,736	85.3%	150.3%
Europe	7,973,168	7,763,312	11.3	20.0
Bermuda/Cayman Islands	1,620,670	1,634,770	2.4	4.2
Canada	618,302	582,731	0.9	1.5
Asia	35,315	35,496	0.1	0.1
Australia/New Zealand	22,562	20,732	0.0	0.1
Total	$68,985,671	$68,419,777	100.0%	176.2%
As of June 30, 2025 and December 31, 2024, seven borrowers (across ten loans) and nine borrowers (across twelve loans) in the portfolio were on non-accrual status, respectively.
As of June 30, 2025 and December 31, 2024, on a fair value basis, 99.8% and 99.7%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.3%, respectively, of performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$5,166,376	$60,594,620	$65,760,996
Second lien debt	—	688,326	2,409,541	3,097,867
Unsecured debt	—	21,392	30,743	52,135
Structured finance obligations - debt instruments	—	—	550,910	550,910
Structured finance obligations - equity instruments	—	—	257,376	257,376
Equity and other (1)	54,736	279	1,537,428	1,592,443
Total	54,736	5,876,373	65,380,618	71,311,727
Investments Measured at NAV (2)	—	—	—	1,863,925
Total investments	$54,736	$5,876,373	$65,380,618	$73,175,652

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,300,303	$57,154,971	$61,455,274
Second lien debt	—	635,141	2,088,319	2,723,460
Unsecured debt	—	20,686	157,115	177,801
Structured finance obligations - debt instruments	—	—	590,509	590,509
Structured finance obligations - equity instruments	—	—	141,139	141,139
Equity and other (1)	66,050	376	1,350,757	1,417,183
Total	66,050	4,956,506	61,482,810	66,505,366
Investments Measured at NAV (2)	—	—	—	1,914,411
Total investments	$66,050	$4,956,506	$61,482,810	$68,419,777
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
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$57,423,521	$2,258,941	$30,453	$536,456	$191,459	$1,355,977	$61,796,807
Purchases of investments	3,877,956	117,751	1,039	21,205	69,275	165,260	4,252,486
Proceeds from principal repayments and sales of investments	(1,041,306)	(4,880)	—	(10,043)	(5,504)	(12,731)	(1,074,464)
Accretion of discount (amortization of premium)	52,701	1,346	22	77	—	—	54,146
Net realized gain (loss)	917	—	—	159	—	—	1,076
Net change in unrealized appreciation (depreciation)	234,352	36,383	(771)	3,056	2,146	28,922	304,088
Transfers into Level 3 (1)	69,747	—	—	—	—	—	69,747
Transfers out of Level 3 (1)	(23,268)	—	—	—	—	—	(23,268)
Fair value, end of period	$60,594,620	$2,409,541	$30,743	$550,910	$257,376	$1,537,428	$65,380,618
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$235,548	$36,383	$(771)	$3,083	$2,146	$28,922	$305,311

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$57,154,971	$2,088,319	$157,115	$590,509	$141,139	$1,350,757	$61,482,810
Purchases of investments	8,072,012	296,948	2,065	50,051	138,202	192,557	8,751,835
Proceeds from principal repayments and sales of investments	(4,977,747)	(17,892)	(129,371)	(85,364)	(20,804)	(52,623)	(5,283,801)
Accretion of discount (amortization of premium)	124,771	2,623	44	160	(8)	453	128,043
Net realized gain (loss)	(3,265)	1	—	691	—	15,577	13,004
Net change in unrealized appreciation (depreciation)	272,114	39,542	890	(5,137)	(1,153)	30,707	336,963
Transfers into Level 3 (1)	46,319	—	—	—	—	—	46,319
Transfers out of Level 3 (1)	(94,555)	—	—	—	—	—	(94,555)
Fair value, end of period	$60,594,620	$2,409,541	$30,743	$550,910	$257,376	$1,537,428	$65,380,618
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$297,439	$39,542	$(804)	$(4,200)	$(1,153)	$40,403	$371,227
(1)For the three and six months ended June 30, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total
Fair value, beginning of period	$43,472,178	$794,685	$26,403	$361,945	$899,828	$45,555,039
Purchases of investments	4,617,771	184,962	919	94,598	88,920	4,987,170
Proceeds from principal repayments and sales of investments	(1,681,092)	(16,091)	—	(29,270)	(13,500)	(1,739,953)
Accretion of discount (amortization of premium)	59,172	572	22	118	—	59,884
Net realized gain (loss)	1,773	16	—	15	—	1,804
Net change in unrealized appreciation (depreciation)	(11,469)	(4,637)	21	3,500	1,017	(11,568)
Transfers into Level 3 (1)	333,863	79,293	—	67,438	—	480,594
Transfers out of Level 3 (1)	(3,032)	(35,600)	—	(43,507)	—	(82,139)
Fair value, end of period	$46,789,164	$1,003,200	$27,365	$454,837	$976,265	$49,250,831
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(1,122)	$(4,633)	$21	$3,513	$8,522	$6,301

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total
Fair value, beginning of period	$41,336,737	$926,865	$18,171	$365,899	$857,251	$43,504,923
Purchases of investments	7,131,048	186,102	8,875	102,304	140,972	7,569,301
Proceeds from principal repayments and sales of investments	(2,195,994)	(228,103)	—	(47,520)	(13,500)	(2,485,117)
Accretion of discount (amortization of premium)	96,624	4,256	40	325	—	101,245
Net realized gain (loss)	934	16	—	12	—	962
Net change in unrealized appreciation (depreciation)	(18,049)	(1,684)	279	10,654	(7,246)	(16,046)
Transfers into Level 3 (1)	439,853	132,443	—	66,075	—	638,371
Transfers out of Level 3 (1)	(1,989)	(16,695)	—	(42,912)	(1,212)	(62,808)
Fair value, end of period	$46,789,164	$1,003,200	$27,365	$454,837	$976,265	$49,250,831
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(27,279)	$472	$268	$9,765	$4,935	$(11,839)
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

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$59,492,084	Yield Analysis	Discount Rate	2.83%	17.04%	9.41%
	486,977	Asset Recoverability	Market Multiple	8.12x	11.50x	9.31x
	547,283	Market Quotations	Broker Quoted Price	52.78	101.00	98.96
	59,360	Transaction Price	N/A
	8,916	Asset Recoverability	N/A
	60,594,620
Investments in second lien debt	2,409,541	Yield Analysis	Discount Rate	8.51%	37.32%	10.48%
Investments in unsecured debt	30,743	Yield Analysis	Discount Rate	13.06%	14.51%	14.08%
Investments in structured finance obligations - debt instruments	550,910	Market Quotations	Broker Quoted Price	93.04	103.64	99.98
Investments in structured finance obligations - equity instruments	252,293	Market Quotations	Broker Quoted Price	17.89	106.92	83.02
	5,083	Transaction Price	N/A
	257,376
Investments in equity and other	724,662	Yield Analysis	Discount Rate	7.88%	39.14%	12.34%
	362,116	Asset Recoverability	N/A
	300,035	Market Approach	Performance Multiple	6.40x	28.50x	19.82x
	75,090	Estimated Net Asset Value	Net Asset Value	25.09	25.09	25.09
	42,155	Asset Recoverability	Market Multiple	11.50x	11.50x	11.50x
	27,806	Option Pricing Model	Expected Volatility	32.00%	70.50%	38.42%
	5,564	Transaction Price	N/A
	1,537,428
Total	$65,380,618
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
(2)“Other” includes warrants.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable inputs used under the asset recoverability approach are the market multiple and discount rate. The significant unobservable input used in the estimate of net asset value is the prior month end net asset value per share. Significant decreases in quoted prices, Performance Multiples, market multiples or net asset value per share would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of June 30, 2025 and December 31, 2024 had they been accounted for at fair value:

	June 30, 2025	December 31, 2024
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,240,746	$1,000,298
Castle Peak Funding Facility	1,236,752	1,194,401
Summit Peak Funding Facility	835,458	952,105
Denali Peak Funding Facility	562,800	562,800
Bushnell Peak Funding Facility	500,300	480,300
Granite Peak Funding Facility	—	493,554
Middle Peak Funding Facility	770,000	750,000
Bison Peak Funding Facility	1,200,200	1,203,200
Blanca Peak Funding Facility	1,375,090	1,375,090
Windom Peak Funding Facility	847,555	1,029,841
Monarch Peak Funding Facility	905,000	750,000
Meridian Peak Funding Facility	36,000	246,000
Haydon Peak Funding Facility	187,000	250,000
Bear Peak Funding Facility	263,571	164,816
Phoenix Peak Funding Facility	222,831	197,736
Revolving Credit Facility	1,785,174	4,639,587
2026 Notes	391,360	384,560
May 2027 Notes	630,813	624,500
October 2027 Notes	355,145	357,070
March 2031 Notes	495,200	—
March 2033 Notes	490,950	—
December 2026 Notes	1,208,125	1,191,500
November 2026 Eurobonds	578,433	499,280
March 2027 Notes	972,900	957,000
January 2025 Notes	—	499,490
January 2029 Notes	623,870	614,770
March 2025 Notes	—	898,740
April 2026 UK Bonds	341,961	308,406
September 2025 Notes	804,480	811,920
November 2028 Notes	693,473	526,100
January 2031 Notes	514,570	508,650
July 2029 Notes	509,741	503,550
September 2027 Notes	398,137	395,320
April 2030 Notes	396,632	389,240
November 2029 Notes	402,930	395,160
November 2034 Notes	782,735	781,120
January 2032 Notes	1,005,979	—
2021-1 BSL Notes	—	663,000
MML 2021-1 Debt	690,425	690,000
MML 2022-1 Debt	759,100	759,000

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2025	December 31, 2024
	Fair Value	Fair Value
2022-1 BSL Debt	$419,758	$420,000
2021-2 Notes	506,022	505,800
MML 2022-2 Debt	300,487	300,373
2023-1 Notes	306,238	308,039
2024-1 Notes	244,057	244,264
2024-2 Notes	305,041	305,035
2025-1 Notes	880,360	—
2025-1 Lender Finance	890,000	—
2025-1 BSL Notes	661,711	—
Short-Term Borrowings	393,286	420,829
Total	$29,922,396	$30,552,444
The following table presents the categorization of the Company’s debt obligations as of June 30, 2025 and December 31, 2024 had they been accounted for at fair value within the fair value hierarchy:

	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	29,922,396	30,552,444
Total debt	$29,922,396	$30,552,444
Other Assets and Liabilities
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024:

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$114	$—	$114	$55,830
Interest rate swaps	—	111,525	—	111,525	5,200,000
Total Derivative assets at fair value	$—	$111,639	$—	$111,639	$5,255,830
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(49,670)	$—	$(49,670)	$2,777,145
Interest rate swaps	—	(43,315)	—	(43,315)	3,818,162
Total Derivative liabilities at fair value	$—	$(92,985)	$—	$(92,985)	$6,595,307
Cash collateral posted				$293,022

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$11,793	$—	$11,793	$781,169
Interest rate swaps	—	4,683	—	4,683	1,000,000
Total Derivative assets at fair value	$—	$16,476	$—	$16,476	$1,781,169
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(126,281)	—	(126,281)	7,237,975
Total Derivative liabilities at fair value	$—	$(126,281)	$—	$(126,281)	$7,237,975
Cash collateral posted				$253,890
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2025 and June 30, 2024, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$(48,560)	$(3,698)	$(61,350)	$17,923
Net change in unrealized appreciation (depreciation)	$(48,560)	$(3,698)	$(61,350)	$17,923
Realized gain (loss)
Foreign currency forward contracts	$(139,450)	$6,014	$(158,862)	$(383)
Net realized gain (loss)	$(139,450)	$6,014	$(158,862)	$(383)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2025 and June 30, 2024, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$62,716	$15,568	$189,808	$(24,309)
Hedged items	(61,414)	(15,865)	(186,589)	23,317
The table below presents the carrying value of unsecured borrowings as of June 30, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$8,957,323	$67,220	$8,019,278	$(119,369)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 247.8% and 226.5%, respectively.

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
As of June 30, 2025, and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
Prior to March 12, 2024, advances under the Summit Peak Funding Facility bore interest at a blended per annum rate equal to the benchmark for the currency of the applicable advance (which was the three-month term SOFR rate for dollar advances), plus an applicable margin of 1.50% to 2.30% per annum depending on the nature of the advances being requested with such blended rate subject to a floor of 2.00% per annum for certain foreign currency advances and 2.15% per annum for USD advances. From March 12, 2024 to May 6, 2025, advances under the Summit Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR rate for dollar advances) plus an applicable margin of 2.20% per annum. Effective May 6, 2025, advances under the Summit Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR rate for dollar advances) plus an applicable margin of 1.80% per annum. Prior to May 6, 2025, Summit Peak Funding paid a commitment fee ranging from of 0.25% per annum to 2.20% based on the daily unused amount of the financing commitments. Effective May 6, 2025, Summit Peak Funding pays a commitment fee ranging from 0.25% per annum to 1.80% per annum based on the daily unused amount of the financing commitments. Summit Peak Funding also pays an administrative agency fee to SG, in addition to certain other fees as agreed between Summit Peak Funding and SG.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The period during which Summit Peak Funding may make borrowings under the Summit Peak Funding Facility expires on March 12, 2028, and the Summit Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 12, 2030.
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
The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on July 31, 2025, and the Blanca Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by December 19, 2032; provided that Barclays may require repayment of all amounts outstanding under the facility from and after August 19, 2026.
On July 25, 2025, the Blanca Peak Funding Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”
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
Prior to November 3, 2024, advances under the Monarch Peak Funding Facility bore interest at a per annum rate equal to one-month term SOFR, plus the applicable margin of 1.65% per annum to 2.05% per annum depending on the nature of the advances being requested. From and after November 3, 2024, advances under the Monarch Peak Funding Facility bear interest at a per annum rate equal to one-month term SOFR, plus an applicable margin of 1.45% per annum to 1.90% per annum depending on the nature of the advances being requested. Monarch Peak Funding is required to utilize a minimum percentage of the financing comments, with unused amounts below such minimum utilization percentage accruing a fee at a rate of, prior to November 3, 2024, 1.99% per annum, and from and after February 3, 2025, 1.75% per annum. Prior to November 3, 2024, Monarch Peak Funding also paid an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts. From April 3, 2025 until September 2, 2025, Monarch Peak Funding pays an unused commitment fee of 0.50% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, and from and after September 3, 2025, Monarch Peak Funding will pay an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, in addition to certain other fees as agreed between Monarch Peak Funding and MUFG.
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
The committed principal amount as of June 30, 2025 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.

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

The committed principal amount as of June 30, 2025 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.

The period during which Phoenix Peak Funding may make borrowings under the Phoenix Peak Funding Facility has expired and the Phoenix Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid five business days following the termination date under the Asset Level Facility, which expires on October 4, 2028 with an option to extend to October 4, 2029.
Revolving Credit Facility
On May 18, 2021, the Company entered into a senior secured credit facility (which was most recently amended and restated on August 6, 2024, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of June 30, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $395.0 million, and (B) revolving commitments in the aggregate principal amount of $5.3 billion, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of June 30, 2025, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 12, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $90.0 million, which expire on June 9, 2027), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 12, 2029 (other than with respect to the foreign currency commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028), pursuant to an amortization schedule.
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
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
On August 8, 2025, the Revolving Credit Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”
Private Placement Bonds
The Company issued unsecured notes, as further described below: 2026 Notes, May 2027 Notes, October 2027 Notes, March 2031 Notes, and March 2033 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
On October 13, 2021, the Company issued $350.0 million aggregate principal amount of 2.625% notes due 2026 (the “December 2026 Notes Upsize”) under the Company’s Base Indenture and December 2026 Notes Indenture. The December 2026 Notes Upsize were issued as “Additional Notes” under the December 2026 Notes Indenture and have identical terms to the Company’s $900.0 million December 2026 Notes that were issued on September 15, 2021, other than the issue date and the issue price. The December 2026 Notes Upsize will be treated as a single class of notes with the December 2026 Notes for all purposes under the December 2026 Notes Indenture.
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
On November 17, 2022, the Company issued $200.0 million aggregate principal amount of 7.050% notes due 2025 (the “September 2025 Notes Upsize”) under the Company’s Base Indenture and September 2025 Notes Indenture. The September 2025 Notes Upsize were issued as “Additional Notes” under the September 2025 Notes Indenture and have identical terms to the Company’s $600.0 million September 2025 Notes that were issued on September 27, 2022, other than the issue date and the issue price. The September 2025 Notes Upsize will be treated as a single class of notes with the September 2025 Notes for all purposes under the September 2025 Notes Indenture.
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
2021-1 BSL Debt Securitization
On June 29, 2021, the Company completed an $876.6 million term debt securitization (the “2021-1 BSL Debt Securitization”), $819.5 million of which was funded on the closing date. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-1 BSL Debt Securitization (collectively, the “2021-1 BSL Notes”) were issued by BCRED BSL CLO 2021-1, Ltd. (“2021-1 BSL CLO Issuer”), a special purpose vehicle with its ordinary shares owned in a Cayman Islands charitable trust, and BCRED BSL CLO 2021-1, LLC, a wholly-owned subsidiary of 2021-1 BSL CLO Issuer (collectively, the “2021-1 BSL Issuers”), and were secured by a diversified portfolio of senior secured loans and participation interests therein.
On May 29, 2025, the Company redeemed the Class A Notes, Class B Notes, Class C Notes and Class D Notes pursuant to the terms of the indenture governing the 2021-1 BSL Debt Securitization. The redemption of the 2021-1 BSL Notes resulted in a realized loss from the extinguishment of debt of $0.8 million for the three and six months ended June 30, 2025.
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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

		June 30, 2025
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
The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2025-1 Lender Finance Facility in part in exchange for the Company’s sale and contribution to 2025-1 Lender Finance of the initial closing date portfolio. The funding date for the 2025-1 Loans was March 31, 2025. The 2025-1 Loans are scheduled to mature on April 20, 2037; however the 2025-1 Loans may be prepaid by 2025-1 Lender Finance, at the direction of the Company, on any business day after March 31, 2027. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to 2025-1 Lender Finance. The Class A Term Loans, Class B Term Loans and Class C Term Loans are secured obligations of 2025-1 Lender Finance, and the loan and security governing the 2025-1 Loans includes customary covenants and events of default.
The Company serves as collateral manager to 2025-1 Lender Finance under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
BCRED BSL Static CLO 2025-1 Debt Securitization
On May 29, 2025, the name of the 2021-1 BSL CLO Issuer was changed to BCRED BSL Static CLO 2025-1, Ltd. (under such name, the “2025-1 BSL Issuer”) and the Company completed a $851.7 million static term debt securitization (the “2025-1 BSL Static Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2025-1 BSL Static Debt Securitization (collectively, the “2025-1 BSL Notes”) were issued by the 2025-1 BSL Issuer, a special purpose vehicle with its ordinary shares owned in a Cayman Islands charitable trust, and BCRED BSL Static CLO 2025-1, LLC, a wholly-owned subsidiary of the 2025-1 BSL Issuer (collectively, the “2025-1 BSL Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2025-1 BSL Static Debt Securitization:

		June 30, 2025
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$511,920	SOFR + 1.25%	AAA
Class B Notes	Senior Secured Floating Rate	96,380	SOFR + 1.85%	AA
Class C Notes	Mezzanine Secured Deferrable Floating Rate	53,325	SOFR + 2.10%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	33,575	SOFR + 2.77%	BBB-
Total Secured Notes		695,200
Subordinated Notes (1)		156,500	None	Not rated
Total 2025-1 BSL Notes		$851,700
(1)The Company retained all of the Class D Notes and the Subordinated Notes issued in the 2025-1 BSL Debt Securitization which are eliminated in consolidation.
The 2025-1 BSL Notes mature on July 24, 2035, unless redeemed by the 2025-1 BSL Issuers, at the direction of the Company as holder of the Subordinated Notes on any business day after February 28, 2026. The Class A Notes, Class B Notes, Class C Notes and Class D Notes are the secured obligations of the 2025-1 BSL Issuers and the Subordinated Notes are the unsecured obligations of 2025-1 BSL Issuer.
The 2025-1 BSL Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to 2025-1 BSL Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
The following presents the assets and liabilities of the 2021-2 Issuer, MML 2021-1 Issuer, MML 2022-1 Issuer, 2022-1 BSL Issuer, MML 2022-2 Issuer, 2023-1 Issuer, 2024-1 Issuer, 2024-2 Issuer, 2025-1 Issuer, 2025-1 Lender Finance Facility and 2025-1 BSL Issuer (known as 2021-1 BSL CLO Issuer as of December 31, 2024) (collectively referred to as, the “CLO Issuers”), after giving effect to the elimination of intercompany balances. The assets of the CLO Issuers are restricted to be used to settle the obligations of the CLO Issuers. The liabilities of the CLO Issuers are only the obligations of the CLO Issuers and the creditors (or beneficial interest holders) do not have recourse to the Company.

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$8,616,378	$5,866,717
Total investments at fair value	8,616,378	5,866,717
Cash and cash equivalents (restricted cash of $491,880 and $304,999, respectively)	491,880	304,999
Interest receivable from non-controlled/non-affiliated investments	112,530	44,670
Total assets	$9,220,788	$6,216,386
LIABILITIES
Debt (net of unamortized debt issuance costs of $26,648 and $20,261, respectively)	$5,938,274	$4,172,039
Interest payable	80,673	51,890
Total liabilities	$6,018,947	$4,223,929

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
As of June 30, 2025, and December 31, 2024, respectively, the Company had $393.3 million and $420.8 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 5.04% and 5.18% per annum as of June 30, 2025, and December 31, 2024, respectively.
Certain of the Company’s investments serve as collateral for the Company’s obligations under the Repurchase Agreements and the carrying value of pledged investments were $556.5 million and $575.3 million as of June 30, 2025, and December 31, 2024, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,240,746	$1,240,746	$—	$409,254	$278,170
Castle Peak Funding Facility (3)	1,900,000	1,236,752	1,236,752	—	663,248	554,864
Summit Peak Funding Facility (3)	1,375,000	835,458	835,458	—	539,542	451,677
Denali Peak Funding Facility	750,000	562,800	562,800	—	187,200	187,200
Bushnell Peak Funding Facility	600,000	500,300	500,300	—	99,700	99,700
Granite Peak Funding Facility	500,000	—	—	—	500,000	443,642
Middle Peak Funding Facility	1,000,000	770,000	770,000	—	230,000	220,888
Bison Peak Funding Facility	1,500,000	1,200,200	1,200,200	—	299,800	236,687
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	412
Windom Peak Funding Facility (3)	2,150,000	847,555	847,555	—	1,302,445	1,302,445
Monarch Peak Funding Facility	1,500,000	905,000	905,000	—	595,000	478,202
Meridian Peak Funding Facility	50,000	36,000	36,000	—	14,000	14,000
Haydon Peak Funding Facility	250,000	187,000	187,000	—	63,000	63,000
Bear Peak Funding Facility (3)	588,975	263,571	263,571	—	325,404	325,354
Phoenix Peak Funding Facility (3)	222,831	222,831	221,536	1,295	—	—
Revolving Credit Facility (4)	5,650,000	1,785,174	1,785,174	—	3,864,826	3,864,826
2026 Notes	400,000	400,000	399,257	743	—	—
May 2027 Notes (5)	625,000	625,000	615,890	1,018	—	—
October 2027 Notes (5)	350,000	350,000	348,148	3,143	—	—
March 2031 Notes (5)	500,000	500,000	497,925	11,294	—	—
March 2033 Notes (5)	500,000	500,000	495,738	13,790	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,220,568	7,012	—	—
November 2026 Eurobonds	588,975	588,975	586,763	2,212	—	—
March 2027 Notes	1,000,000	1,000,000	995,372	4,628	—	—
January 2029 Notes	650,000	650,000	643,694	6,306	—	—
April 2026 UK Bonds (5)	343,162	343,162	337,823	694	—	—
September 2025 Notes (5)	800,000	800,000	798,392	1,057	—	—
November 2028 Notes (5)	650,000	650,000	662,126	1,859	—	—
January 2031 Notes (5)	500,000	500,000	494,663	11,725	—	—
July 2029 Notes (5)	500,000	500,000	505,222	9,151	—	—
September 2027 Notes (5)	400,000	400,000	392,657	4,947	—	—
April 2030 Notes (5)	400,000	400,000	387,364	8,170	—	—
November 2029 Notes (5)	400,000	400,000	400,187	7,883	—	—
November 2034 Notes (5)	800,000	800,000	789,133	22,646	—	—
January 2032 Notes (5)	1,000,000	1,000,000	1,011,487	23,670	—	—
2021-2 Notes	505,800	505,800	504,581	1,219	—	—
MML 2021-1 Debt	690,000	690,000	686,647	3,353	—	—
MML 2022-1 Debt	759,000	759,000	754,682	4,318	—	—
2022-1 BSL Debt	420,000	420,000	418,724	1,276	—	—
MML 2022-2 Debt	300,500	300,500	298,395	2,105	—	—
2023-1 Notes	305,000	305,000	303,287	1,713	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
2024-1 Notes	$244,000	$244,000	$242,409	$1,591	$—	$—
2024-2 Notes	305,000	305,000	302,053	2,947	—	—
2025-1 Notes	884,000	884,000	880,657	3,343	—	—
2025-1 Lender Finance	890,000	890,000	887,310	2,690	—	—
2025-1 BSL Notes	661,625	661,625	659,529	2,096	—	—
Short-Term Borrowings	393,286	393,286	393,286	—	—	—
Total	$39,202,154	$29,983,825	$29,881,151	$169,894	$9,218,329	$8,521,067
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 94.1 million
•EUR 69.0 million
•GBP 74.6 million
Under the Castle Peak Funding Facility, as of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 78.9 million
•EUR 46.4 million
•GBP 38.9 million
Under the Summit Peak Funding Facility, as of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 64.7 million
•EUR 26.9 million
•GBP 99.7 million
Under the Windom Peak Funding Facility, as of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•GBP 100.4 million
Under the Bear Peak Funding Facility, as of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 110.8 million
•GBP 40.0 million
•NZD 128.3 million
Under the Phoenix Peak Funding Facility, as of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 44.5 million
•EUR 14.2 million
•GBP 976.3 million
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
As of June 30, 2025 and December 31, 2024, $394.3 million and $391.2 million, respectively, of interest expense and $8.0 million and $6.8 million, respectively, of unused commitment fees were included in Interest payable in the Company’s Condensed Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 6.20% and 6.15%, respectively. For the three and six months ended June 30, 2024, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 7.22% and 7.26%, respectively.
For the three and six months ended June 30, 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 6.31% and 6.26%, respectively. For the three and six months ended June 30, 2024, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 7.43% and 7.43%, respectively, including $4.7 million and $4.7 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities.
For the three and six months ended June 30, 2025, the average principal debt outstanding was $29,973.3 million and $30,444.0 million, respectively. For the three and six months ended June 30, 2024, the average principal debt outstanding was $23,762.5 million and $23,853.0 million, respectively.
The components of interest expense were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$448,888	$408,015
Facility unused fees	11,852	16,677
Amortization of deferred financing costs	8,829	13,061
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	9,742	8,102
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(62,716)	(15,568)
Hedged items	61,414	15,865
Total interest expense	$478,009	$446,152
Cash paid for interest expense	$575,793	$502,652

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$904,892	$819,562
Facility unused fees	19,482	38,083
Amortization of deferred financing costs	17,327	21,647
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	19,162	15,931
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(189,808)	24,309
Hedged items	186,589	(23,317)
Total interest expense	$957,644	$896,215
Cash paid for interest expense	$1,165,146	$994,156
Note 8. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $10.9 billion and $10.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2025 and December 31, 2024, the Company estimates that $1,422.2 million and $130.2 million, respectively, of investments and backstop arrangements that were committed but not yet funded.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of June 30, 2025 and December 31, 2024, $509.0 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
The following table presents transactions in Common Shares for the three months ended June 30, 2025:

	For the three months ended June 30, 2025
	Shares	Amount
CLASS I
Subscriptions	96,388,768	$2,431,232
Share transfers between classes	1,646,393	41,514
Distributions reinvested	14,104,486	355,663
Share repurchases	(37,224,199)	(936,933)
Early repurchase deduction	—	551
Net increase (decrease)	74,915,448	1,892,027
CLASS S
Subscriptions	28,750,386	725,144
Share transfers between classes	(1,377,218)	(34,723)
Distributions reinvested	6,781,888	171,014
Share repurchases	(5,897,406)	(148,438)
Early repurchase deduction	—	256
Net increase (decrease)	28,257,650	713,253
CLASS D
Subscriptions	2,263,871	57,076
Share transfers between classes	(269,175)	(6,791)
Distributions reinvested	136,047	3,431
Share repurchases	(454,553)	(11,441)
Early repurchase deduction	—	12
Net increase (decrease)	1,676,190	42,287
Total net increase (decrease)	104,849,288	$2,647,567

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the six months ended June 30, 2025:

	For the six months ended June 30, 2025
	Shares	Amount
CLASS I
Subscriptions	192,123,807	$4,862,984
Share transfers between classes	3,347,623	84,735
Distributions reinvested	27,025,144	683,840
Share repurchases	(55,553,366)	(1,399,743)
Early repurchase deduction	—	766
Net increase (decrease)	166,943,208	4,232,582
CLASS S
Subscriptions	61,565,254	1,558,561
Share transfers between classes	(2,989,714)	(75,689)
Distributions reinvested	13,050,420	330,231
Share repurchases	(10,518,196)	(265,113)
Early repurchase deduction	—	358
Net increase (decrease)	61,107,764	1,548,348
CLASS D
Subscriptions	4,655,055	117,847
Share transfers between classes	(357,909)	(9,046)
Distributions reinvested	259,516	6,567
Share repurchases	(517,808)	(13,038)
Early repurchase deduction	—	17
Net increase (decrease)	4,038,854	102,347
Total net increase (decrease)	232,089,826	$5,883,277

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares for the three months ended June 30, 2024:

	For the three months ended June 30, 2024
	Shares	Amount
CLASS I
Subscriptions	81,033,241	$2,069,043
Share transfers between classes	1,145,385	29,248
Distributions reinvested	10,231,927	261,258
Share repurchases	(13,298,362)	(340,039)
Early repurchase deduction	—	390
Net increase (decrease)	79,112,191	2,019,900
CLASS S
Subscriptions	34,179,709	872,680
Share transfers between classes	(1,166,588)	(29,789)
Distributions reinvested	4,976,576	127,071
Share repurchases	(4,351,422)	(111,266)
Early repurchase deduction	—	194
Net increase (decrease)	33,638,275	858,890
CLASS D
Subscriptions	3,744,903	95,631
Share transfers between classes	21,203	541
Distributions reinvested	78,718	2,010
Share repurchases	(307,076)	(7,852)
Early repurchase deduction	—	9
Net increase (decrease)	3,537,748	90,339
Total net increase (decrease)	116,288,214	$2,969,129

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the six months ended June 30, 2024:

	For the six months ended June 30, 2024
	Shares	Amount
CLASS I
Subscriptions	149,186,371	$3,800,744
Share transfers between classes	2,746,187	70,465
Distributions reinvested	19,726,815	502,526
Share repurchases	(30,900,363)	(789,067)
Early repurchase deduction	—	471
Net increase (decrease)	140,759,010	3,585,139
CLASS S
Subscriptions	65,547,864	1,669,764
Share transfers between classes	(2,781,630)	(71,346)
Distributions reinvested	9,506,611	242,181
Share repurchases	(8,411,668)	(214,842)
Early repurchase deduction	—	234
Net increase (decrease)	63,861,177	1,625,991
CLASS D
Subscriptions	4,776,674	121,838
Share transfers between classes	35,443	881
Distributions reinvested	141,406	3,603
Share repurchases	(506,916)	(12,950)
Early repurchase deduction	—	11
Net increase (decrease)	4,446,607	113,383
Total net increase (decrease)	209,066,794	$5,324,513
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares six months ended June 30, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.42	$25.42	$25.42
February 28, 2025	25.36	25.36	25.36
March 31, 2025	25.25	25.25	25.25
April 30, 2025	25.19	25.19	25.19
May 31, 2025	25.21	25.21	25.21
June 30, 2025	25.17	25.17	25.17

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the six months ended June 30, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	25.43	25.43	25.43
March 31, 2024	25.51	25.51	25.51
April 30, 2024	25.54	25.54	25.54
May 31, 2024	25.55	25.55	25.55
June 30, 2024	25.57	25.57	25.57
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable six months ended June 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
			$1.3200	$1,493,731

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
			$1.2124	$650,630

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
			$1.2883	$33,005

The following tables present distributions that were declared and payable for the six months ended June 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
			$1.3200	$1,087,016

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2020	$77,794
February 22, 2024	February 29, 2024	March 28, 2024	0.2020	79,946
March 21, 2024	March 31, 2024	April 24, 2024	0.2020	82,446
April 17, 2024	April 30, 2024	May 28, 2024	0.2019	84,392
May 20, 2024	May 31, 2024	June 27, 2024	0.2019	86,840
June 20, 2024	June 30, 2024	July 24, 2024	0.2019	89,255
			$1.2117	$500,673

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2147	$3,474
February 22, 2024	February 29, 2024	March 28, 2024	0.2147	3,512
March 21, 2024	March 31, 2024	April 24, 2024	0.2147	3,556
April 17, 2024	April 30, 2024	May 28, 2024	0.2147	3,636
May 20, 2024	May 31, 2024	June 27, 2024	0.2147	4,277
June 20, 2024	June 30, 2024	July 24, 2024	0.2147	4,338
			$1.2882	$22,793

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
Through June 30, 2025, a portion of the Company’s distributions resulted from expense support from the Sub-Adviser, and future distributions may result from expense support from the Sub-Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods or the Sub-Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares six months ended June 30, 2025:

	For the six months ended June 30, 2025
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.3200	$1,493,731	$1.2124	$650,630	$1.2883	$33,005
Net realized gains	—	—	—	—	—	—
Total	$1.3200	$1,493,731	$1.2124	$650,630	$1.2883	$33,005
The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its
Common Shares for the six months ended June 30, 2024:

	For the six months ended June 30, 2024
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.3200	$1,087,016	$1.2117	$500,673	$1.2882	$22,793
Net realized gains	—	—	—	—	—	—
Total	$1.3200	$1,087,016	$1.2117	$500,673	$1.2882	$22,793

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
Share Repurchases
For the three months ended June 30, 2025 and 2024, approximately 43,576,158 and 17,956,860 Common Shares were repurchased, respectively. For the six months ended June 30, 2025 and 2024, approximately 66,600,528 and 39,818,947 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2025:

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
March 3, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
May 30, 2025	43,576,158	2.6%	$25.17	June 30, 2025	$1,095,993	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2024:

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
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2025:

	For the six months ended June 30, 2025
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.42	$25.42	$25.42
Net investment income	1.26	1.15	1.23
Net change in unrealized and realized gain (loss)	(0.19)	(0.19)	(0.19)
Net increase (decrease) in net assets resulting from operations	1.07	0.96	1.04
Distributions from net investment income (2)	(1.32)	(1.21)	(1.29)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.32)	(1.21)	(1.29)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.25)	(0.25)	(0.25)
Net asset value, end of period	$25.17	$25.17	$25.17
Shares outstanding, end of period	1,176,461,579	557,244,608	26,957,960
Total return based on NAV (4)	4.3%	3.9%	4.2%
Ratios:
Ratio of net expenses to average net assets (5)	7.3%	8.2%	7.5%
Ratio of net investment income to average net assets (5)	10.0%	9.1%	9.7%
Portfolio turnover rate	8.0%	8.0%	8.0%
Supplemental Data:
Net assets, end of period	$29,613,339	$14,026,765	$678,594
Asset coverage ratio	247.8%	247.8%	247.8%

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
(5)Amounts are annualized except for amounts relating to excise tax expense. For the six months ended June 30, 2025, the ratio of total operating expenses to average net assets was 7.3%, 8.2%, and 7.5% on Class I, Class S and Class D, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the six months ended June 30, 2024:

	For the six months ended June 30, 2024
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.39	$25.39	$25.39
Net investment income	1.45	1.34	1.42
Net change in unrealized and realized gain (loss)	0.05	0.05	0.05
Net increase (decrease) in net assets resulting from operations	1.50	1.39	1.47
Distributions from net investment income (2)	(1.32)	(1.21)	(1.29)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.32)	(1.21)	(1.29)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.18	0.18	0.18
Net asset value, end of period	$25.57	$25.57	$25.57
Shares outstanding, end of period	875,338,950	437,725,435	19,899,279
Total return based on NAV (4)	6.0%	5.6%	5.9%
Ratios:
Ratio of net expenses to average net assets (5)	8.7%	9.5%	8.9%
Ratio of net investment income to average net assets (5)	11.4%	10.6%	11.2%
Portfolio turnover rate	7.8%	7.8%	7.8%
Supplemental Data:
Net assets, end of period	$22,383,884	$11,193,379	$508,861
Asset coverage ratio	247.7%	247.7%	247.7%
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
(5)Amounts are annualized except for amounts relating to excise tax expense. For the six months ended June 30, 2024, the ratio of total operating expenses to average net assets was 8.7%, 9.5% and 8.9%, on Class I, Class S and Class D, respectively.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
June 30, 2025	$1,240,746	$2,478	—	N/A
December 31, 2024	1,000,298	2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A
Castle Peak Funding Facility
June 30, 2025	1,236,752	2,478	—	N/A
December 31, 2024	1,194,401	2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Maroon Peak Funding Facility
June 30, 2025	$—	$—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
June 30, 2025	835,458	2,478	—	N/A
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
June 30, 2025	562,800	2,478	—	N/A
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
June 30, 2025	500,300	2,478	—	N/A
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
June 30, 2025	—	2,478	—	N/A
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
June 30, 2025	770,000	2,478	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
June 30, 2025	1,200,200	2,478	—	N/A
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Blanca Peak Funding Facility
June 30, 2025	$1,375,090	$2,478	—	N/A
December 31, 2024	1,375,090	2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
June 30, 2025	847,555	2,478	—	N/A
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
June 30, 2025	905,000	2,478	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL WH
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Meridian Peak Funding Facility
June 30, 2025	36,000	2,478	—	N/A
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Haydon Peak Funding Facility
June 30, 2025	$187,000	$2,478	—	N/A
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
June 30, 2025	263,571	2,478	—	N/A
December 31, 2024	164,816	2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
June 30, 2025	222,831	2,478	—	N/A
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
June 30, 2025	1,785,174	2,478	—	N/A
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
2026 Notes
June 30, 2025	400,000	2,478	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
June 30, 2025	625,000	2,478	—	N/A
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
October 2027 Notes
June 30, 2025	$350,000	$2,478	—	N/A
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 Notes
June 30, 2025	500,000	2,478	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2033 Notes
June 30, 2025	500,000	2,478	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2024 Notes
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
June 30, 2025	1,250,000	2,478	—	N/A
December 31, 2024	1,250,000	2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
June 30, 2025	588,975	2,478	—	N/A
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2027 Notes
June 30, 2025	$1,000,000	$2,478	—	N/A
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
June 30, 2025	—	—	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
January 2029 Notes
June 30, 2025	650,000	2,478	—	N/A
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
June 30, 2025	—	—	—	N/A
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
June 30, 2025	343,162	2,478	—	N/A
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2025 Notes
June 30, 2025	800,000	2,478	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
November 2028 Notes
June 30, 2025	650,000	2,478	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
January 2031 Notes
June 30, 2025	$500,000	$2,478	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2029 Notes
June 30, 2025	500,000	2,478	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
June 30, 2025	400,000	2,478	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
June 30, 2025	400,000	2,478	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
June 30, 2025	400,000	2,478	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2034 Notes
June 30, 2025	800,000	2,478	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Notes
June 30, 2025	1,000,000	2,478	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2021-1 BSL Notes
June 30, 2025	$—	$—	—	N/A
December 31, 2024	663,000	2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
June 30, 2025	505,800	2,478	—	N/A
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
June 30, 2025	690,000	2,478	—	N/A
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
June 30, 2025	759,000	2,478	—	N/A
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
June 30, 2025	420,000	2,478	—	N/A
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
June 30, 2025	300,500	2,478	—	N/A
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
June 30, 2025	305,000	2,478	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2024-1 Notes
June 30, 2025	$244,000	$2,478	—	N/A
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-2 Notes
June 30, 2025	305,000	2,478	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Notes
June 30, 2025	884,000	2,478	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Lender Finance Notes
June 30, 2025	890,000	2,478	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 BSL Notes
June 30, 2025	661,625	2,478	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Short-Term Borrowings
June 30, 2025	393,286	2,478	—	N/A
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
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
As of June 30, 2025 and December 31, 2024, the aggregate principal amount of indebtedness outstanding was $30.0 billion and $30.7 billion, respectively.

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
On January 19, 2022, a wholly-owned subsidiary of the Company and the Emerald JV Partner initially committed to contribute up to $1,500.0 million and $500.0 million of capital, respectively, to the Emerald JV. On September 26, 2022, the Company and the Emerald JV Partner agreed to increase their capital commitments to the Emerald JV to $2,250.0 million and $750.0 million, respectively.
As of June 30, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $1,815.0 million and the Emerald JV Partner had made capital contributions (net of returns of capital) of $605.0 million. As of June 30, 2025 and December 31, 2024, $435.0 million of capital remained uncalled from the Company and $145.0 million of capital remained uncalled from the Emerald JV Partner. The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV.
As of June 30, 2025 and December 31, 2024, the Company and the Emerald JV Partner’s equity ownership interests in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s general partner, which is jointly controlled by the Company and the Emerald JV Partner. For the three and six months ended June 30, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million.
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Emerald JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV cannot be transferred without the consent of the Emerald JV partner. On July 14, 2025, the Emerald JV’s general partner approved the extension of the Emerald JV to January 18, 2026.
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
The Company’s investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024.

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Emerald JV as of June 30, 2025:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)	SOFR +	4.25%	8.84%	1/19/2022	5/25/2028	$8,034	$7,866	$4,302	0.18%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.84%	1/19/2022	5/25/2028	1,634	1,599	874	0.04
Novaria Holdings, LLC	(8)	SOFR +	3.25%	7.58%	2/5/2025	6/6/2031	1,127	1,127	1,128	0.05
Peraton Corp.	(10)	SOFR +	3.75%	8.18%	8/4/2022	2/1/2028	20,130	20,096	17,827	0.77
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.75%	7.03%	3/10/2025	2/26/2032	22,972	22,799	22,974	0.99
Signia Aerospace, LLC	(7)(9)	SOFR +	3.00%	7.32%	11/22/2024	12/11/2031	15,133	15,176	15,236	0.65
TransDigm, Inc.	(8)	SOFR +	2.50%	6.80%	11/19/2024	1/19/2032	9,925	9,966	9,951	0.43
TransDigm, Inc.	(8)	SOFR +	2.75%	7.05%	12/2/2024	8/24/2028	9,925	9,975	9,971	0.43
TransDigm, Inc.	(8)	SOFR +	2.50%	6.80%	11/19/2024	2/28/2031	3,980	3,958	3,991	0.17
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	6.58%	1/19/2022	12/6/2030	7,879	7,846	7,875	0.34
								100,408	94,129	4.05
Air Freight & Logistics
AIT Worldwide Logistics Holdings, Inc.	(10)	SOFR +	4.00%	8.26%	10/30/2024	4/8/2030	24,329	24,329	24,423	1.05
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.70%	1/19/2022	12/9/2027	30,993	30,993	30,063	1.29
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.20%	1/19/2022	12/31/2028	26,234	25,970	23,348	1.00
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.07%	11/21/2024	9/15/2028	9,936	10,008	9,979	0.43
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.00%	14.33% (incl. 9.00% PIK)	11/27/2024	11/27/2029	2,666	2,592	2,666	0.11
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	7.00%	11.33% (incl. 6.00% PIK)	11/27/2024	5/27/2030	8,141	8,141	8,141	0.35
Stonepeak Nile Parent, LLC	(8)	SOFR +	2.75%	6.98%	4/11/2025	4/9/2032	13,318	13,286	13,378	0.57
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.30%	11/8/2024	7/26/2028	6,207	6,106	6,215	0.27
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	9.05%	3/21/2025	7/26/2028	15,445	15,196	15,600	0.67
								136,621	133,813	5.74
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.52%	1/19/2022	4/20/2028	2,480	2,480	2,467	0.11
American Airlines, Inc.	(8)	SOFR +	2.25%	6.50%	12/12/2024	2/15/2028	14,847	14,908	14,726	0.63
American Airlines, Inc.	(8)	SOFR +	3.25%	7.58%	5/28/2025	5/28/2032	2,866	2,837	2,888	0.12
JetBlue Airways Corp.	(9)	SOFR +	4.75%	9.07%	11/7/2024	8/27/2029	4,963	4,982	4,673	0.20
								25,207	24,754	1.06

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Auto Components
Belron Finance 2019, LLC	(9)	SOFR +	2.75%	7.05%	11/25/2024	10/16/2031		$9,925	$10,030	$9,982	0.43%
Clarios Global, LP	(8)	SOFR +	2.50%	6.83%	3/5/2025	5/6/2030		3,990	3,980	3,984	0.17
Clarios Global, LP	(8)	SOFR +	2.75%	7.08%	1/28/2025	1/28/2032		18,482	18,414	18,523	0.80
Valvoline, Inc.	(8)	SOFR +	2.00%	6.30%	3/19/2025	3/19/2032		2,692	2,679	2,704	0.12
									35,103	35,193	1.52
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.55%	2/12/2025	3/31/2028		14,829	14,829	14,899	0.64
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.66%	1/19/2022	4/12/2028		26,278	25,428	23,541	1.01
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.43%	1/19/2022	2/26/2027		19,148	19,117	18,430	0.79
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.16%	6/6/2024	5/31/2031		13,795	13,658	12,933	0.56
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.67%	1/19/2022	5/1/2027		27,173	27,173	26,901	1.16
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.33%	10/3/2024	3/21/2031		9,925	10,019	9,959	0.43
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.55%	12/2/2024	4/29/2029		9,923	9,874	9,176	0.39
TCP Sunbelt Acquisition, Co.	(8)	SOFR +	4.25%	8.58%	10/15/2024	10/24/2031		25,264	25,034	25,358	1.09
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.68%	1/19/2022	11/3/2028		7,733	7,729	7,755	0.33
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.95%	1/19/2022	12/29/2026		10,529	10,529	8,344	0.36
									148,561	142,397	6.12
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.82%	2/27/2025	2/27/2032		71,630	71,570	71,473	3.07
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.83%	12/6/2024	8/9/2030		17,313	17,137	17,364	0.75
Citco Funding, LLC	(9)	SOFR +	2.75%	6.93%	6/13/2024	4/27/2028		7,174	7,168	7,217	0.31
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	7.08%	3/13/2025	9/15/2031		19,824	19,722	19,804	0.85
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.05%	9/5/2024	9/5/2031		8,217	8,065	8,238	0.35
Hudson River Trading, LLC	(8)	SOFR +	3.00%	7.31%	6/25/2025	3/18/2030		872	869	875	0.04
Osaic Holdings, Inc.	(8)	SOFR +	3.50%	7.83%	11/26/2024	8/17/2028		10,551	10,578	10,588	0.45
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	11.06%	12/29/2023	4/30/2027		939	931	933	0.04
Saphilux S.à r.l.	(8)	S +	4.75%	8.96%	7/27/2023	7/18/2028	GBP	20,000	25,508	27,582	1.19
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.80%	9/26/2022	5/14/2031		90,087	89,477	90,087	3.87
Superannuation And Investments US, LLC	(9)	SOFR +	3.75%	8.19%	1/19/2022	12/1/2028		1,930	1,936	1,943	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.33%	6/5/2024	4/7/2028		18,535	18,535	18,576	0.80
									271,496	274,680	11.80

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.00%	7.31%	12/13/2024	11/1/2030	$13,111	$13,175	$13,081	0.56%
Discovery Purchaser Corp.	(9)	SOFR +	3.75%	8.02%	12/2/2024	10/4/2029	10,001	10,076	9,998	0.43
Fortis 333, Inc.	(8)	SOFR +	3.50%	7.80%	2/6/2025	3/27/2032	3,500	3,492	3,504	0.15
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.68% PIK	4/14/2023	4/14/2029	7,575	4,670	0	0.00
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.68% PIK	4/14/2023	4/14/2029	3,699	3,598	2,741	0.12
								35,011	29,324	1.26
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.25%	8.38%	8/18/2023	8/18/2028	20,361	20,045	20,480	0.88
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.18%	1/19/2022	5/12/2028	27,785	27,663	27,948	1.20
Anticimex, Inc.	(9)	SOFR +	3.40%	7.66%	5/25/2022	11/16/2028	14,764	14,734	14,817	0.64
Anticimex, Inc.	(9)	SOFR +	3.40%	7.66%	4/23/2024	11/16/2028	25,020	25,020	25,151	1.08
Armor Holdco, Inc.	(9)	SOFR +	3.75%	7.92%	12/13/2024	12/11/2028	12,084	12,061	12,162	0.52
DG Investment Intermediate Holdings 2, Inc.	(10)	SOFR +	3.50%	7.94%	1/19/2022	3/31/2028	3,459	3,459	3,469	0.15
EAB Global, Inc.	(9)	SOFR +	3.00%	7.33%	1/19/2022	8/16/2030	24,826	24,713	24,423	1.05
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.29%	6/7/2022	8/31/2028	3,870	3,798	3,538	0.15
GBT US III, LLC	(8)	SOFR +	2.50%	6.78%	2/4/2025	7/25/2031	773	773	776	0.03
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.82%	3/3/2025	3/3/2032	10,818	10,787	10,838	0.47
International SOS The Americas, LP	(4)(9)	SOFR +	2.75%	7.05%	6/28/2024	9/7/2028	1,931	1,931	1,936	0.08
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.28%	1/19/2022	12/15/2027	9,488	9,409	9,488	0.41
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.28%	1/19/2022	12/15/2027	2,932	2,916	2,932	0.13
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.57% (incl. 3.00% PIK)	1/19/2022	11/8/2031	36,868	36,701	36,868	1.58
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.88%	9/26/2022	10/19/2028	132,908	129,166	113,969	4.90
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.03%	1/26/2024	7/25/2030	25,226	25,392	25,302	1.09
Polyphase Elevator Holding, Co.	(4)(11)	SOFR +	6.00%	10.40%	9/26/2022	6/23/2027	29,337	29,021	26,403	1.13
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.32%	11/20/2024	10/13/2030	16,915	16,874	16,942	0.73
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	6.08%	3/13/2025	8/31/2028	4,975	4,936	4,960	0.21
TMF Sapphire Bidco, BV	(8)	SOFR +	2.75%	7.03%	1/22/2025	5/3/2028	273	273	274	0.01
TRC Cos, LLC	(8)	SOFR +	3.00%	7.33%	1/14/2025	12/8/2028	13,553	13,559	13,541	0.58
								413,231	396,217	17.02

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Amentum Holdings, Inc.	(8)	SOFR +	2.25%	6.58%	4/4/2025	9/29/2031	$4,733	$4,566	$4,733	0.20%
Azuria Water Solutions, Inc.	(7)(10)	SOFR +	3.00%	7.33%	5/15/2025	5/17/2028	4,699	4,645	4,726	0.20
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.57%	1/25/2024	1/27/2031	23,684	23,694	23,717	1.02
Centuri Group, Inc.	(9)	SOFR +	2.50%	6.94%	12/2/2024	8/27/2028	10,000	10,055	10,020	0.43
Osmose Utilities Services, Inc.	(9)	SOFR +	3.25%	7.69%	11/7/2024	6/23/2028	16,869	16,942	15,930	0.68
Pike Electric Corp.	(8)	SOFR +	3.00%	7.44%	6/7/2022	1/21/2028	5,991	5,898	6,035	0.26
Socotec US Holding, Inc.	(10)	SOFR +	3.75%	8.04%	11/13/2024	6/30/2028	1,372	1,369	1,379	0.06
Tecta America Corp.	(8)	SOFR +	3.00%	7.33%	2/18/2025	2/18/2032	2,479	2,473	2,487	0.11
Touchdown Acquirer, Inc.	(8)	SOFR +	2.75%	7.08%	4/8/2025	2/21/2031	4,988	4,879	4,994	0.21
								74,521	74,021	3.17
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	6.58%	4/8/2025	2/10/2032	4,988	4,852	4,987	0.21
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.03%	10/23/2024	9/20/2030	7,892	7,942	7,922	0.34
								12,794	12,909	0.55
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.56%	12/13/2024	7/18/2029	4,962	5,004	4,994	0.21
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.05%	9/26/2022	9/30/2028	73,637	73,235	73,637	3.16
Berlin Packaging, LLC	(8)	SOFR +	3.50%	7.82%	12/6/2024	6/7/2031	28,641	28,778	28,776	1.24
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.50%	4/13/2022	4/13/2029	31,338	31,269	31,311	1.35
Clydesdale Acquisition Holdings, Inc.	(7)(8)	SOFR +	3.25%	7.58%	4/13/2022	4/1/2032	5,871	5,820	5,854	0.25
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.83%	7/31/2024	8/4/2027	17,953	18,012	18,004	0.77
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.26%	4/9/2024	9/15/2028	10,858	10,808	10,914	0.47
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.08%	7/19/2024	8/12/2028	16,808	16,876	16,881	0.73
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.83%	4/19/2024	4/19/2031	18,379	18,527	18,469	0.79
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.69%	1/19/2022	3/3/2028	26,292	26,133	26,295	1.13
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.05%	10/18/2024	9/15/2028	8,242	8,289	8,109	0.35
								242,751	243,244	10.45

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.08%	9/26/2022	12/11/2028	$52,139	$51,571	$44,318	1.90%
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.18%	1/19/2022	11/2/2026	31,328	31,170	29,448	1.27
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	9/26/2022	6/23/2028	82,686	81,625	74,004	3.18
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.88%	1/19/2022	11/13/2026	30,741	30,618	29,742	1.28
								194,984	177,512	7.63
Diversified Consumer Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.32%	1/19/2022	4/30/2030	69,563	69,093	69,563	2.99
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.87%	1/19/2022	7/20/2028	34,085	34,085	34,085	1.46
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.83%	11/22/2024	3/22/2031	16,527	16,573	16,586	0.71
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.75%	8.05%	4/12/2022	7/6/2029	4,875	4,864	4,896	0.21
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	5.00%	9.43%	1/19/2022	4/30/2027	17,404	17,084	17,404	0.75
Express Wash Concepts, LLC	(4)(11)	SOFR +	5.00%	9.43%	1/19/2022	4/30/2027	28,294	28,155	28,294	1.22
Fugue Finance, LLC	(9)	SOFR +	3.25%	7.58%	12/5/2024	1/9/2032	1,454	1,454	1,465	0.06
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.83%	2/1/2024	12/21/2029	20,828	20,820	20,354	0.87
KUEHG Corp.	(9)	SOFR +	3.25%	7.55%	10/21/2024	6/12/2030	10,549	10,549	10,567	0.45
Learning Care Group US No 2, Inc.	(9)	SOFR +	4.00%	8.28%	3/26/2025	8/11/2028	3,720	3,694	3,722	0.16
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.41%	3/10/2022	3/12/2029	3,870	3,850	3,882	0.17
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.83%	12/6/2024	3/21/2031	9,246	9,311	9,274	0.40
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.58%	1/19/2022	12/15/2028	22,590	22,520	22,496	0.97
University Support Services, LLC	(9)	SOFR +	2.75%	7.08%	2/10/2022	2/10/2029	15,692	15,667	15,189	0.65
								257,719	257,777	11.07
Diversified Telecommunication Services
Lumen Technologies, Inc.	(14)	SOFR +	6.00%	10.33%	12/18/2024	6/1/2028	10,159	10,213	10,438	0.45
Zacapa, LLC	(9)	SOFR +	3.75%	8.05%	10/29/2024	3/22/2029	15,728	15,817	15,797	0.68
								26,030	26,235	1.13
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.75%	7.08%	2/26/2025	2/26/2032	3,092	3,085	3,102	0.13
Tiger Acquisition, LLC	(8)	SOFR +	2.75%	7.08%	12/19/2024	6/1/2028	17,964	18,051	18,026	0.77
								21,136	21,128	0.90
Electrical Equipment
Arcline FM Holdings, LLC	(10)	SOFR +	3.50%	7.58%	3/27/2025	6/23/2030	2,446	2,440	2,460	0.11
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.76%	1/19/2022	6/21/2028	26,387	26,354	26,437	1.14
Madison IAQ, LLC	(9)	SOFR +	3.25%	7.51%	3/28/2025	3/28/2032	7,887	7,809	7,918	0.34
								36,603	36,815	1.59

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.36%	1/19/2022	12/23/2026	$3,153	$3,138	$3,058	0.13%
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.38%	1/19/2022	12/23/2026	809	806	784	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.40%	1/19/2022	12/23/2026	10,476	10,429	10,162	0.44
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.29%	1/19/2022	3/2/2028	2,896	2,902	2,741	0.12
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.78%	7/1/2024	7/1/2031	3,085	3,031	2,978	0.13
								20,306	19,723	0.85
Energy Equipment & Services
Covia Holdings, LLC	(8)	SOFR +	3.25%	7.57%	2/26/2025	2/26/2032	2,833	2,826	2,846	0.12
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.75%	7.05%	12/11/2024	3/26/2031	4,975	5,036	4,995	0.21
								7,862	7,841	0.33
Entertainment
CE Intermediate I, LLC	(8)	SOFR +	3.00%	7.45%	2/18/2025	3/25/2032	2,961	2,961	2,965	0.13
EOC Borrower, LLC	(8)	SOFR +	3.00%	7.33%	3/31/2025	3/24/2032	9,665	9,563	9,689	0.42
EP Purchaser, LLC	(9)	SOFR +	4.50%	9.06%	12/6/2024	11/6/2028	1,429	1,426	1,411	0.06
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.06%	1/19/2022	11/6/2028	3,386	3,382	3,335	0.14
UFC Holdings, LLC	(8)	SOFR +	2.25%	6.57%	11/14/2024	11/21/2031	7,544	7,536	7,581	0.33
								24,868	24,981	1.08
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.58%	6/17/2024	6/17/2031	14,888	14,877	14,892	0.64
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.33%	11/25/2024	2/7/2031	10,735	10,833	10,793	0.46
Solera, LLC	(9)(18)	SOFR +	3.75%	8.29%	5/16/2022	6/2/2028	16,643	16,492	16,242	0.70
								42,202	41,927	1.80
Food Products
CHG PPC Parent, LLC	(4)(9)	SOFR +	3.00%	7.44%	11/7/2024	12/8/2028	15,875	15,946	15,955	0.69
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.00%	6.24%	11/7/2024	9/30/2031	16,957	16,892	16,809	0.72
Red SPV, LLC	(8)	SOFR +	2.25%	6.56%	3/13/2025	3/15/2032	7,183	7,148	7,183	0.31
								39,986	39,947	1.72
Gas Utilities
CQP Holdco, LP	(9)	SOFR +	2.00%	6.30%	4/4/2025	12/31/2030	4,000	3,956	4,005	0.17
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(4)(11)	SOFR +	4.75%	9.18%	2/15/2022	9/8/2026	7,246	7,213	7,227	0.31
CSHC Buyerco, LLC	(4)(10)	SOFR +	4.75%	9.18%	2/15/2022	9/8/2026	3,456	3,440	3,447	0.15
Embecta Corp.	(9)	SOFR +	3.00%	7.33%	12/11/2024	3/30/2029	8,011	8,000	7,986	0.34
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.70%	8/18/2022	7/20/2029	3,149	3,029	3,118	0.13
Resonetics, LLC	(10)	SOFR +	3.25%	7.57%	12/6/2024	6/18/2031	5,074	5,120	5,084	0.22
Sharp Services, LLC	(8)	SOFR +	3.25%	7.55%	10/25/2024	12/31/2028	4,963	5,003	4,984	0.21
WS Audiology A/S	(8)	SOFR +	3.50%	7.80%	6/27/2025	2/28/2029	13,873	13,873	13,912	0.60
								45,678	45,758	1.96

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.43% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$130,643	$129,921	$123,457	5.30%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.57%	1/19/2022	5/7/2027		1,687	1,679	1,687	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.48%	1/19/2022	5/7/2027		28,552	28,400	28,552	1.23
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	10.49%	1/19/2022	5/7/2026		67	65	67	0.00
Amerivet Partners Management, Inc.	(4)(11)	SOFR +	5.50%	9.97%	9/26/2022	2/25/2028		82,001	80,883	80,976	3.48
Canadian Hospital Specialties, Ltd.	(4)(11)	CA +	4.50%	7.57%	12/20/2022	4/14/2028	CAD	29,167	21,270	21,204	0.91
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.90% (incl. 4.00% PIK)	1/19/2022	12/21/2028		24,439	24,243	20,406	0.88
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	7.33%	12/10/2024	9/29/2028		10,519	10,547	10,568	0.45
CNT Holdings I Corp.	(10)	SOFR +	2.50%	6.78%	4/8/2025	11/8/2032		4,988	4,884	5,005	0.22
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.70%	1/19/2022	4/3/2028		29,467	29,322	27,846	1.20
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.38%	1/19/2022	10/4/2026		28,360	28,360	28,360	1.22
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.08%	1/19/2022	11/1/2028		24,914	24,803	25,006	1.07
Global Medical Response, Inc.	(11)	SOFR +	5.50%	9.83% (incl. 0.75% PIK)	12/18/2024	10/31/2028		24,932	25,098	24,998	1.07

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services (continued)
Heartland Dental, LLC	(10)	SOFR +	4.50%	8.83%	11/7/2024	4/30/2028	$14,887	$14,914	$14,924	0.64%
ICS US Holdings, Inc.	(9)	SOFR +	5.25%	9.64%	12/20/2022	6/8/2028	35,000	33,771	26,483	1.14
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.40%	1/19/2022	10/15/2026	25,464	25,393	24,318	1.04
MED ParentCo, LP	(8)	SOFR +	3.25%	7.57%	10/18/2024	4/15/2031	25,101	25,101	25,231	1.08
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.93% (incl. 4.00% PIK)	1/19/2022	7/16/2030	21,349	21,293	18,884	0.81
Onex TSG Intermediate Corp.	(10)	SOFR +	4.75%	9.34%	1/19/2022	2/28/2028	1,930	1,936	1,937	0.08
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.93%	12/11/2024	3/9/2028	30,863	30,863	30,863	1.33
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.80% (incl. 1.50% PIK)	3/6/2025	6/30/2032	3,825	3,787	3,799	0.16
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.25%	7.58%	10/15/2024	11/19/2031	9,310	9,308	9,314	0.40
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	9.98%	1/19/2022	12/23/2028	141,158	139,573	136,051	5.85
Southern Veterinary Partners, LLC	(8)	SOFR +	3.25%	7.53%	12/4/2024	10/31/2031	13,965	14,089	13,997	0.60
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	6.50%	10.80% (incl. 5.40% PIK)	8/2/2024	6/30/2029	2,873	2,873	2,873	0.12
WHCG Purchaser III, Inc.	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	2,339	892	982	0.04
								733,268	707,788	30.39

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	7.08%	3/13/2025	2/15/2029	$14,464	$14,248	$14,466	0.62%
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.07%	11/25/2024	5/1/2031	44,681	44,764	44,527	1.91
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.40%	12/18/2024	10/1/2027	49,701	48,035	47,998	2.06
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.18%	9/26/2022	10/29/2028	43,669	43,308	43,669	1.88
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	3.00%	7.44%	11/20/2024	3/10/2028	319	319	320	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.58%	12/30/2024	10/22/2029	5,614	5,590	5,642	0.24
								156,264	156,622	6.72
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(4)(8)	SOFR +	2.75%	7.08%	11/7/2024	8/17/2028	6,808	6,808	6,850	0.29
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	6.05%	4/8/2025	11/30/2030	6,650	6,509	6,641	0.29
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	8.08%	3/11/2025	1/28/2032	22,589	22,140	22,589	0.97
IRB Holding Corp.	(10)	SOFR +	2.50%	6.83%	12/11/2024	12/15/2027	14,925	14,981	14,941	0.64
Life Time, Inc.	(8)	SOFR +	2.25%	6.53%	10/15/2024	11/5/2031	19,900	20,006	19,977	0.86
Motion Finco, LLC	(8)	SOFR +	3.50%	7.80%	3/13/2025	11/12/2029	4,975	4,903	4,748	0.20
New Red Finance, Inc.	(8)	SOFR +	1.75%	6.08%	3/13/2025	9/12/2030	9,131	9,007	9,103	0.39
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	7.28%	6/11/2024	4/4/2029	14,858	14,846	14,862	0.64
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.83%	11/13/2024	1/31/2031	4,963	5,000	4,993	0.21
Whatabrands, LLC	(9)	SOFR +	2.50%	6.83%	12/11/2024	8/3/2028	29,001	29,039	29,047	1.25
								133,239	133,751	5.74
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.32%	12/5/2024	7/31/2028	34,448	34,313	34,416	1.48
Madison Safety & Flow, LLC	(8)	SOFR +	2.75%	7.08%	9/26/2024	9/26/2031	10,073	10,073	10,104	0.43
								44,386	44,520	1.91
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	6.08%	12/12/2024	1/31/2031	2,894	2,891	2,897	0.12
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	8.06%	6/7/2022	5/19/2028	3,870	3,796	3,898	0.17

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.75%	7.07%	9/12/2024	9/19/2031	$9,367	$9,240	$9,380	0.40%
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.58%	11/7/2024	1/30/2032	16,286	16,138	16,309	0.70
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.83%	2/16/2024	2/14/2031	32,043	32,206	32,159	1.38
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.00%	7.31%	12/11/2024	5/26/2031	6,700	6,700	6,714	0.29
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.33%	6/14/2024	6/14/2031	39,423	39,525	39,515	1.70
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	9.05%	9/26/2022	10/29/2030	74,865	74,369	74,865	3.22
HUB International, Ltd.	(8)	SOFR +	2.50%	6.77%	11/25/2024	6/20/2030	25,399	25,554	25,497	1.10
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.83%	11/22/2024	4/18/2030	14,721	14,799	14,818	0.64
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.33%	11/22/2024	2/15/2031	11,281	11,380	11,329	0.49
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.33%	11/19/2024	7/2/2031	18,036	18,135	18,030	0.77
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	9.45%	9/26/2022	10/16/2028	62,045	60,938	62,045	2.67
TIH Insurance Holdings, LLC	(8)	SOFR +	2.75%	7.05%	12/6/2024	5/6/2031	10,000	10,075	10,017	0.43
Trucordia Insurance Holdings, LLC	(8)	SOFR +	3.25%	7.56%	6/17/2025	6/17/2032	6,535	6,519	6,555	0.28
USI, Inc.	(8)	SOFR +	2.25%	6.55%	12/23/2024	11/22/2029	23,594	23,636	23,581	1.01
USI, Inc.	(8)	SOFR +	2.25%	6.55%	12/23/2024	9/29/2030	19,862	19,915	19,833	0.85
								369,129	370,647	15.93
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.00%	7.30%	7/16/2024	7/16/2031	21,727	21,821	21,789	0.94
TripAdvisor, Inc.	(8)	SOFR +	2.75%	7.08%	3/27/2025	7/8/2031	4,285	4,226	4,279	0.18
								26,047	26,068	1.12
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.00%	7.30%	8/2/2024	2/1/2031	3,583	3,578	3,590	0.15
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.33%	5/24/2022	10/16/2026	9,905	9,795	9,832	0.42
Fortress Intermediate 3, Inc.	(4)(8)	SOFR +	3.50%	7.83%	12/11/2024	6/27/2031	4,963	5,000	4,981	0.21
Informatica, LLC	(8)	SOFR +	2.25%	6.58%	11/7/2024	10/27/2028	9,923	9,965	9,976	0.43
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.93%	1/19/2022	2/10/2028	4,345	4,299	3,152	0.14
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.18%	1/19/2022	10/25/2027	13,016	12,911	13,016	0.56
Virtusa Corp.	(10)	SOFR +	3.25%	7.58%	6/21/2024	2/15/2029	25,660	25,817	25,699	1.10
								71,365	70,246	3.01

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.83%	3/3/2025	11/15/2028	$13,904	$13,982	$13,924	0.60%
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.79%	11/13/2024	3/16/2030	8,000	8,068	8,035	0.35
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	3.00%	7.32%	12/11/2024	6/14/2030	230	230	231	0.01
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	7.08%	2/7/2025	8/31/2028	10,250	10,254	10,282	0.44
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.33%	6/6/2024	4/5/2029	6,395	6,440	6,425	0.28
Titan Co-Borrower, LLC	(8)	SOFR +	4.50%	8.80%	11/19/2024	2/15/2029	9,162	9,210	9,198	0.40
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.19%	1/19/2022	11/19/2028	9,702	9,387	9,610	0.41
								43,589	43,781	1.89
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.58%	4/8/2025	2/13/2032	5,237	5,075	5,234	0.22
McGraw-Hill Education, Inc.	(9)	SOFR +	3.25%	7.58%	1/16/2025	8/6/2031	4,566	4,629	4,587	0.20
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	10.21%	1/19/2022	12/15/2027	20,625	20,473	19,078	0.82
Radiate Holdco, LLC	(10)	SOFR +	3.25%	7.69% (incl. 1.50% PIK)	1/19/2022	9/25/2026	2,346	2,345	2,046	0.09
Wasserman Media Group, LLC	(8)	SOFR +	3.00%	7.32%	6/12/2025	6/23/2032	1,665	1,657	1,669	0.07
								34,179	32,614	1.40
Metals & Mining
Novelis Holdings, Inc.	(8)	SOFR +	2.00%	6.30%	3/11/2025	3/11/2032	3,885	3,885	3,895	0.17
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.28%	1/19/2022	1/31/2029	17,970	18,029	17,997	0.77
								21,914	21,892	0.94
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust, Inc.	(9)	SOFR +	3.50%	7.83%	11/14/2024	5/9/2029	2,497	2,500	2,507	0.11
KREF Holdings X, LLC	(8)	SOFR +	3.25%	7.56%	3/5/2025	3/5/2032	1,853	1,851	1,866	0.08
Starwood Property Mortgage, LLC	(9)	SOFR +	2.25%	6.58%	12/12/2024	1/2/2030	2,743	2,737	2,755	0.12
								7,088	7,128	0.31
Oil, Gas & Consumable Fuels
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.52%	1/10/2025	12/21/2028	17,921	17,908	17,962	0.77
WhiteWater Matterhorn Holdings, LLC	(8)	SOFR +	2.25%	6.57%	6/16/2025	6/16/2032	1,562	1,554	1,563	0.07
								19,462	19,525	0.84
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.11%	9/26/2022	11/12/2027	74,155	73,444	72,858	3.13

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.58%	4/22/2024	12/29/2028	$2,754	$2,748	$2,578	0.11%
AlixPartners, LLP	(9)	SOFR +	2.50%	6.94%	3/3/2025	2/4/2028	3,979	3,993	3,999	0.17
Amspec Parent, LLC	(4)(7)(8)	SOFR +	4.25%	8.55%	12/20/2024	12/20/2031	7,607	7,607	7,084	0.30
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2031	1,410	1,407	1,411	0.06
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	7.33%	12/13/2024	8/2/2028	21,643	21,684	21,711	0.93
Berkeley Research Group Holdings, LLC	(8)	SOFR +	3.25%	7.55%	5/1/2025	5/1/2032	15,000	14,780	15,074	0.65
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	7.08%	1/31/2024	1/31/2031	21,746	21,612	21,549	0.93
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.08%	1/19/2022	12/29/2028	34,568	33,765	32,763	1.41
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	8.83%	9/26/2022	11/2/2027	109,456	109,456	109,456	4.70
CohnReznick Advisory, LLC	(7)(8)	SOFR +	4.00%	8.30%	3/26/2025	3/31/2032	14,764	14,676	14,719	0.63
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.05%	1/19/2022	4/9/2027	14,597	14,523	14,218	0.61
Dun & Bradstreet Corp.	(8)	SOFR +	2.25%	6.57%	11/15/2024	1/18/2029	12,793	12,815	12,797	0.55
First Advantage Holdings, LLC	(8)	SOFR +	3.25%	7.58%	6/7/2022	10/31/2031	4,953	4,965	4,962	0.21
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.58%	6/28/2024	9/27/2030	17,865	17,869	17,025	0.73
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	7.33%	5/22/2025	6/2/2031	2,169	2,142	2,175	0.09
Kwor Acquisition, Inc.	(4)(11)	SOFR +	6.25%	10.58% (incl. 5.25% PIK)	2/28/2025	2/28/2030	42,011	42,011	42,011	1.80
Kwor Acquisition, Inc.	(4)(7)(11)	SOFR +	5.25%	9.58%	9/26/2022	2/28/2030	578	578	532	0.02
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.51%	6/26/2025	7/3/2031	1,604	1,600	1,608	0.07
Ryan, LLC	(9)	SOFR +	3.50%	7.83%	3/3/2025	11/14/2030	13,904	13,996	13,940	0.60
Secretariat Advisors, LLC	(4)(7)(8)	SOFR +	4.00%	8.30%	2/24/2025	2/24/2032	2,493	2,481	2,500	0.11
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.33%	2/24/2023	7/31/2031	34,136	34,289	34,298	1.47
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.48%	9/26/2022	6/29/2029	118,000	117,383	118,000	5.07
VT Topco, Inc.	(9)	SOFR +	3.00%	7.33%	12/17/2024	8/9/2030	4,963	5,014	4,979	0.21
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	9.07%	1/19/2022	11/8/2028	28,601	28,319	28,315	1.22
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.18%	1/19/2022	11/8/2027	190	190	190	0.01
								529,903	527,894	22.66
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.93%	1/19/2022	8/8/2030	18,138	18,247	18,138	0.78

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
Applied Systems, Inc.	(8)	SOFR +	2.50%	6.80%	11/25/2024	2/24/2031	$16,888	$17,027	$16,981	0.73%
Auctane, Inc.	(4)(10)	SOFR +	5.75%	10.14%	1/19/2022	10/5/2028	58,200	57,620	57,182	2.46
Avalara, Inc.	(8)	SOFR +	3.25%	7.55%	3/28/2025	3/26/2032	31,250	31,099	31,422	1.35
Boost Newco Borrower, LLC	(8)	SOFR +	2.00%	6.30%	4/10/2025	1/31/2031	2,993	2,948	3,004	0.13
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.33%	7/30/2024	7/30/2031	45,212	45,051	44,983	1.93
CDK Global, Inc.	(8)	SOFR +	3.25%	7.55%	12/11/2024	7/6/2029	49,917	46,979	41,808	1.80
Clearwater Analytics, LLC	(4)(8)	SOFR +	2.25%	6.52%	4/24/2025	4/21/2032	1,383	1,383	1,385	0.06
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.05%	11/4/2024	3/21/2031	37,143	37,285	37,248	1.60
Cloud Software Group, Inc.	(9)	SOFR +	3.50%	7.80%	3/11/2025	3/30/2029	4,987	4,941	4,999	0.21
Cloudera, Inc.	(9)	SOFR +	3.75%	8.18%	1/19/2022	10/8/2028	14,227	14,085	13,715	0.59
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	10.04%	9/26/2022	2/23/2029	31,746	31,214	25,476	1.09
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	10.04%	9/26/2022	2/23/2029	758	757	608	0.03
ConnectWise, LLC	(9)	SOFR +	3.50%	8.06%	1/19/2022	9/29/2028	14,265	14,343	14,356	0.62
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.19%	2/20/2025	10/16/2028	29,871	27,322	28,107	1.21
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.07%	11/25/2024	11/30/2029	38,220	38,150	37,991	1.63
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.55%	9/20/2024	5/9/2030	26,623	26,817	26,787	1.15
Epicor Software Corp.	(10)	SOFR +	2.75%	7.08%	5/30/2024	5/30/2031	15,813	15,853	15,871	0.68
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.78%	6/11/2024	3/2/2028	9,034	9,022	8,497	0.37
Flexera Software, LLC	(10)	SOFR +	3.00%	7.31%	5/20/2024	3/3/2028	5,612	5,612	5,623	0.24
Gen Digital, Inc.	(9)	SOFR +	1.75%	6.08%	6/5/2024	9/12/2029	2,567	2,567	2,566	0.11
Gen Digital, Inc.	(9)	SOFR +	1.75%	6.08%	4/3/2025	2/13/2032	12,000	11,841	11,994	0.52
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.83%	9/26/2024	1/30/2032	28,287	28,004	28,315	1.22
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.38%	1/19/2022	11/19/2026	3,059	3,054	2,922	0.13
Icon Parent, Inc.	(8)	SOFR +	3.00%	7.21%	11/7/2024	11/13/2031	29,925	30,062	29,992	1.29
ION Trading Finance, Ltd.	(8)	SOFR +	3.50%	7.80%	12/10/2024	4/1/2028	31,161	31,216	31,231	1.34
Javelin Buyer, Inc.	(8)	SOFR +	3.25%	7.58%	12/6/2024	12/5/2031	29,925	30,200	30,084	1.29
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	1/19/2022	8/9/2027	13,585	13,558	13,042	0.56
Magenta Security Holdings, LLC	(11)	SOFR +	6.25%	10.53%	8/14/2024	7/27/2028	292	283	296	0.01
Magenta Security Holdings, LLC	(10)(18)	SOFR +	6.75%	11.29%	8/14/2024	7/27/2028	829	796	696	0.03
McAfee Corp.	(9)	SOFR +	3.00%	7.32%	5/31/2024	3/1/2029	26,163	26,144	25,463	1.09
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	1/19/2022	10/29/2028	51,581	51,155	44,747	1.92
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	8.88%	4/20/2022	5/2/2029	4,862	4,849	3,306	0.14

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software (continued)
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.38%	8/9/2022	5/18/2028	$26,881	$26,204	$26,881	1.15%
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	8.79%	4/5/2023	5/18/2028	14,700	14,285	14,764	0.63
Monk Holding, Co.	(4)(10)(18)	SOFR +	5.50%	9.90%	1/19/2022	12/1/2027	107,116	106,020	107,116	4.60
Monk Holding, Co.	(4)(7)(10)	SOFR +	5.50%	9.90%	1/19/2022	12/1/2027	3,534	3,510	3,534	0.15
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	9/26/2022	2/10/2027	9,916	9,804	9,879	0.42
Nintex Topco, Limited	(4)(8)	SOFR +	6.00%	10.45% (incl. 1.50% PIK)	1/19/2022	11/13/2028	32,797	32,463	29,764	1.28
Perforce Software, Inc.	(8)	SOFR +	4.75%	9.08%	12/18/2024	7/1/2029	10,740	10,582	10,377	0.45
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2027	3,672	3,609	3,582	0.15
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.55%	11/26/2024	10/28/2030	20,604	20,554	20,725	0.89
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.63%	12/19/2024	7/20/2029	19,895	18,057	18,130	0.78
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.33%	5/28/2024	8/31/2028	24,665	24,749	24,709	1.06
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.55%	4/11/2025	6/28/2030	1,875	1,852	1,884	0.08
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.58%	10/5/2023	11/28/2028	19,909	19,698	19,978	0.86
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.08%	12/18/2024	5/12/2028	27,244	27,271	26,925	1.16
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.94%	1/19/2022	3/5/2027	19,150	19,141	19,246	0.83
Sovos Compliance, LLC	(8)	SOFR +	4.00%	8.33%	2/11/2025	8/12/2029	15,442	15,447	15,537	0.67
Starlight Parent, LLC	(8)	SOFR +	4.00%	8.26%	4/16/2025	4/16/2032	28,974	28,128	28,400	1.22
Storable, Inc.	(8)	SOFR +	3.25%	7.58%	3/10/2025	4/16/2031	2,341	2,338	2,342	0.10
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.22%	1/19/2022	5/5/2028	58,467	58,159	56,043	2.41
UKG, Inc.	(8)	SOFR +	3.00%	7.31%	12/2/2024	2/10/2031	25,308	25,533	25,432	1.09
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.54%	1/19/2022	4/24/2028	12,134	11,841	11,551	0.50
VS Buyer, LLC	(8)	SOFR +	2.75%	7.02%	11/19/2024	4/12/2031	14,925	15,080	15,018	0.65
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.80%	12/11/2024	6/24/2031	4,963	5,025	4,981	0.21
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.83%	12/13/2024	2/14/2032	19,000	18,933	18,941	0.81
								1,179,520	1,156,436	49.68
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.36%	1/19/2022	5/3/2028	36,866	36,777	36,866	1.58
EG America, LLC	(8)	SOFR +	4.25%	8.58%	7/12/2023	2/7/2028	6,135	6,162	6,171	0.27
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.58%	1/23/2025	1/23/2032	2,559	2,547	2,559	0.11
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	7.33%	11/19/2024	5/4/2028	15,159	15,181	15,170	0.65
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	9.08%	3/15/2024	3/15/2030	12,171	12,238	11,846	0.51
								72,905	72,612	3.12

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	7.32%	12/13/2024	2/20/2032	$19,409	$19,121	$19,336	0.83%
Textiles, Apparel & Luxury Goods
Champ Acquisition Corp.	(8)	SOFR +	4.00%	8.17%	11/8/2024	11/25/2031	669	669	676	0.03
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	7.58%	3/4/2025	12/11/2030	2,721	2,718	2,709	0.12
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.55%	2/11/2025	3/31/2028	16,130	16,117	16,161	0.69
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	7.79%	1/19/2022	1/31/2028	4,774	4,694	4,729	0.20
Hillman Group, Inc.	(9)	SOFR +	2.00%	6.31%	11/7/2024	7/14/2028	3,960	3,966	3,975	0.17
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.06%	1/19/2022	12/22/2028	5,799	5,771	5,827	0.25
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.82%	12/12/2024	6/9/2031	11,325	11,392	11,362	0.49
Kodiak BP, LLC	(8)	SOFR +	3.75%	8.03%	1/19/2022	12/4/2031	14,963	14,948	14,447	0.62
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	10.40%	1/19/2022	4/1/2027	8,555	8,500	6,844	0.29
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.80%	1/19/2022	12/28/2027	3,317	3,291	3,238	0.14
QXO Building Products, Inc.	(8)	SOFR +	3.00%	7.30%	4/23/2025	4/30/2032	2,651	2,625	2,672	0.11
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.58%	6/13/2024	10/19/2029	16,851	16,889	16,784	0.72
								90,911	88,748	3.80
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.83%	6/7/2022	9/23/2031	30,642	30,679	30,623	1.32
Liquid Tech Solutions Holdings, LLC	(4)(10)	SOFR +	3.75%	8.08%	12/17/2024	3/19/2028	4,911	4,911	4,923	0.21
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.12%	1/19/2022	10/19/2027	11,640	11,596	11,116	0.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	1/19/2022	10/19/2027	6,702	6,663	6,400	0.27
								53,849	53,062	2.28
Total First Lien Debt								5,951,031	5,844,290	251.01

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien Debt
Diversified Consumer Services
Ascend Learning, LLC	(9)	SOFR +	5.75%	10.18%	7/29/2022	12/10/2029		$2,493	$2,320	$2,502	0.11%
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,381	8,151	0.35
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.13%	1/19/2022	10/15/2027	24,712		24,625	22,982	0.99
									33,006	31,133	1.34
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	15.09% PIK	9/26/2022	3/7/2030	39,176		38,663	35,650	1.53
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.44%	1/19/2022	11/19/2029	66,704		65,907	65,370	2.81
Professional Services
Kwor Acquisition, Inc.	(4)(11)	SOFR +	8.00%	12.33% PIK	2/28/2025	2/28/2030	14,245		14,245	14,829	0.64
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	10.08%	3/26/2025	7/30/2032	20,000		19,365	19,513	0.84
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.79%	9/26/2022	4/23/2029	24,942		22,869	23,232	1.00
									42,234	42,745	1.84
Total Second Lien Debt									196,375	192,229	8.27
Unsecured Debt
Software
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.36%	12/17/2022	12/30/2029	EUR	69,750	72,667	82,162	3.53
Total Unsecured Debt									72,667	82,162	3.53

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		194	$208	$284	0.01%
Mode Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		1,230,769	2,215	862	0.04
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	11,675	0.50
							18,692	12,821	0.55
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		11,751	294	68	0.00
Chemicals
Pigments Holdings, LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC (BP Alpha Holdings, LP) - Class A Preferred Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	92	0	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,210	0.05
							2,111	1,210	0.05
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,416	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	10	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	6	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	16	0.00

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity (continued)
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		8,617	$7,857	$4,499	0.19%
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		9,216	9,216	9,594	0.41
							17,073	14,093	0.60
Software
Descartes Holdings, Inc. - Class A Common Stock	(4)			10/9/2023		168,057	728	0	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%	1/19/2022		5,773	5,700	8,053	0.35
							6,428	8,053	0.35
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	3,542	3,623	0.16
Total Equity							49,596	41,300	1.77
Total Investment Portfolio							6,269,669	6,159,981	264.58
Cash and Cash Equivalents
Morgan Stanley Euro Liquidity Fund			1.99%				4,187	4,187	0.18
Fidelity Investments Money Market Treasury Portfolio - Class I			4.19%				281	281	0.01
Other Cash and Cash Equivalents							175,273	175,273	7.53
Total Portfolio Investments, Cash and Cash Equivalents							$6,449,410	$6,339,722	272.30%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with GAAP.
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

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$714	$—
Amspec Parent, LLC	Delayed Draw Term Loan	12/21/2026	1,093	(1,093)
Azuria Water Solutions, Inc.	Delayed Draw Term Loan	6/13/2027	701	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	3,249	—
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	12/16/2025	100	—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	3,418	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	12/31/2025	17,500	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	6,611	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	8,990	—
Latham Pool Products, Inc.	Revolver	2/23/2027	11,250	(577)
Monk Holding, Co.	Delayed Draw Term Loan	12/1/2025	777	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2025	3,721	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	667	—
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	2,167	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	2/28/2027	301	—
Signia Aerospace, LLC	Delayed Draw Term Loan	12/11/2026	1,264	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(166)
Triple Lift, Inc.	Revolver	5/5/2028	2,143	(86)
West Monroe Partners, LLC	Revolver	11/9/2027	2,653	—
Total Unfunded Commitments			$73,324	$(1,922)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of June 30, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of June 30, 2025, the aggregate fair value of these securities is $6,160.0 million or 264.58% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of June 30, 2025 and December 31, 2024 (Unaudited):

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $6,269,669 and $5,730,939, respectively)	$6,159,981	$5,647,024
Cash and cash equivalents	179,741	150,661
Interest receivable	40,827	34,431
Receivable for investments sold	5,136	65,644
Deferred financing costs	7,826	11,005
Total assets	$6,393,511	$5,908,765
LIABILITIES
Debt (net of unamortized debt issuance costs of $5,456 and $0, respectively)	$3,808,837	$2,169,241
Distribution payable	81,960	75,514
Payable for investments purchased and other liabilities	175,170	1,292,277
Total liabilities	4,065,967	3,537,032
PARTNERS’ CAPITAL
Partners’ capital	2,327,544	2,371,733
Total partners’ capital	2,327,544	2,371,733
Total liabilities and partners’ capital	$6,393,511	$5,908,765

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and six months ended June 30, 2025 and June 30, 2024 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest income	$140,067	$137,722	$259,290	$290,036
Payment-in-kind interest income	6,033	1,749	11,002	3,647
Dividend income	—	16	—	16
Other income	353	19	631	604
Total investment income	146,453	139,506	270,923	294,303
Expenses:
Interest expense	54,886	47,153	102,735	98,128
Other expenses	686	445	1,482	1,061
Total expenses	55,572	47,598	104,217	99,189
Net investment income before tax expense	90,881	91,908	166,706	195,114
Tax expense	—	—	—	—
Net investment income after tax expense	90,881	91,908	166,706	195,114
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency and income tax (provision) benefit	5,144	(16,730)	(37,566)	(19,855)
Net realized gain (loss) on investments and foreign currency	80	1,426	(16,629)	4,187
Total net realized and change in unrealized gain (loss)	5,224	(15,304)	(54,195)	(15,668)
Net increase (decrease) in partners’ capital resulting from operations	$96,105	$76,604	$112,511	$179,446

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
As of June 30, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million. As of June 30, 2025 and December 31, 2024, $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV.
As of June 30, 2025 and December 31, 2024, the Company and the Verdelite JV Partner’s equity ownership interests in the Verdelite JV were 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The initial term of the Verdelite JV is three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Verdelite JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Verdelite JV cannot be transferred without the consent of the Verdelite JV partner.
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
The Company’s investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Verdelite JV as of June 30, 2025:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
KBR, Inc.	(8)	SOFR +	2.00%	6.33%	8/14/2024	1/17/2031	$502	$502	$504	0.37%
Peraton Corp.	(10)	SOFR +	3.75%	8.18%	11/16/2022	2/1/2028	4,953	4,912	4,387	3.25
TransDigm, Inc.	(8)	SOFR +	2.50%	6.80%	11/28/2023	2/28/2031	5,926	5,923	5,943	4.40
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	6.58%	11/16/2022	12/6/2030	5,546	5,525	5,543	4.10
								16,862	16,377	12.12
Air Freight & Logistics
Savage Enterprises, LLC	(9)	SOFR +	2.75%	7.07%	11/16/2022	9/15/2028	153	153	154	0.11
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.50%	2/15/2023	2/15/2028	2,939	2,939	2,915	2.16
American Airlines, Inc.	(8)	SOFR +	1.75%	5.98%	11/16/2022	1/29/2027	495	494	491	0.36
American Airlines, Inc.	(8)	SOFR +	2.25%	6.52%	2/15/2023	4/20/2028	1,000	970	995	0.74
United Airlines, Inc.	(8)	SOFR +	2.00%	6.28%	2/22/2024	2/22/2031	2,285	2,285	2,293	1.70
								6,688	6,694	4.96
Auto Components
Clarios Global, LP	(8)	SOFR +	2.50%	6.83%	7/16/2024	5/6/2030	2,950	2,950	2,945	2.18
Clarios Global, LP	(8)	SOFR +	2.75%	7.08%	3/12/2025	1/28/2032	2,500	2,484	2,505	1.85
First Brands Group, LLC	(11)	SOFR +	5.00%	9.54%	12/15/2022	3/30/2027	3,721	3,687	3,521	2.61
								9,121	8,971	6.64
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.55%	11/16/2022	3/31/2028	3,406	3,406	3,422	2.53
Biotechnology
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	6.33%	11/16/2022	11/15/2027	3,114	3,103	3,108	2.30
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.50%	6.80%	6/26/2024	7/1/2031	1,933	1,933	1,946	1.44
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.66%	11/16/2022	4/12/2028	3,928	3,884	3,519	2.60
Griffon Corp.	(8)	SOFR +	2.25%	6.55%	6/26/2024	1/24/2029	3,439	3,446	3,448	2.55
Gulfside Supply, Inc.	(8)	SOFR +	3.00%	7.30%	6/17/2024	6/17/2031	622	620	624	0.46
LBM Acquisition, LLC	(10)	SOFR +	3.75%	8.16%	6/6/2024	5/31/2031	5,960	5,909	5,588	4.13
MIWD Holdco II, LLC	(8)	SOFR +	3.00%	7.33%	3/28/2024	3/21/2031	2,044	2,035	2,051	1.52
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.55%	11/16/2022	4/29/2029	2,408	2,412	2,227	1.65
Resideo Funding, Inc.	(8)	SOFR +	1.75%	6.07%	6/14/2024	6/13/2031	545	545	545	0.40
Standard Industries, Inc.	(9)	SOFR +	1.75%	6.07%	11/16/2022	9/22/2028	548	548	550	0.41
The Chamberlain Group, Inc.	(9)	SOFR +	3.25%	7.68%	11/16/2022	11/3/2028	3,112	3,028	3,121	2.31
								22,427	21,673	16.03

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.82%	2/27/2025	2/27/2032	$3,509	$3,501	$3,502	2.59%
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.83%	5/29/2024	8/9/2030	5,376	5,375	5,392	3.99
Citco Funding, LLC	(9)	SOFR +	2.75%	6.93%	6/13/2024	4/27/2028	983	982	988	0.73
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	7.08%	1/31/2025	9/15/2031	2,488	2,471	2,485	1.84
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	7.05%	9/5/2024	9/5/2031	1,438	1,435	1,442	1.07
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	7.33%	3/19/2024	3/21/2031	1,478	1,478	1,479	1.09
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.33%	6/5/2024	4/7/2028	3,860	3,860	3,869	2.86
								19,102	19,157	14.17
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	3.25%	7.65%	3/28/2024	3/3/2031	893	893	892	0.66
Nouryon USA, LLC	(8)	SOFR +	3.25%	7.51%	4/26/2024	4/3/2028	3,675	3,675	3,697	2.74
								4,568	4,589	3.40
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.25%	8.38%	8/18/2023	8/18/2028	5,410	5,292	5,442	4.03
Allied Universal Holdco, LLC	(9)	SOFR +	3.75%	8.18%	11/16/2022	5/12/2028	4,396	4,330	4,422	3.27
Anticimex, Inc.	(9)	SOFR +	3.40%	7.66%	11/16/2022	11/16/2028	4,332	4,298	4,347	3.22
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	6.08%	5/23/2024	5/23/2031	1,335	1,332	1,339	0.99
Belfor Holdings, Inc.	(8)	SOFR +	3.00%	7.33%	11/3/2023	11/1/2030	961	961	964	0.71
EAB Global, Inc.	(9)	SOFR +	3.00%	7.33%	11/16/2022	8/16/2030	8,767	8,691	8,624	6.38
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	8.29%	11/16/2022	8/31/2028	2,468	2,397	2,256	1.67
Garda World Security, Corp.	(8)	SOFR +	3.00%	7.31%	8/6/2024	2/1/2029	3,798	3,798	3,810	2.82
OMNIA Partners, LLC	(8)	SOFR +	2.75%	7.03%	1/26/2024	7/25/2030	3,364	3,344	3,374	2.50
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.32%	4/15/2024	10/13/2030	5,236	5,234	5,245	3.88
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	6.07%	4/4/2025	3/7/2032	998	988	991	0.73
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	6.08%	1/29/2025	8/31/2028	2,488	2,467	2,480	1.83
TRC Cos, LLC	(8)	SOFR +	3.00%	7.33%	11/16/2022	12/8/2028	5,476	5,475	5,471	4.05
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.45%	11/16/2022	1/21/2029	2,306	2,270	2,120	1.57
								50,877	50,885	37.65

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	7.33%	7/23/2024	5/17/2028	$2,949	$2,949	$2,963	2.19%
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.57%	1/25/2024	1/27/2031	997	990	999	0.74
Touchdown Acquirer, Inc.	(8)	SOFR +	2.75%	7.08%	8/21/2024	2/21/2031	2,389	2,367	2,392	1.77
								6,306	6,354	4.70
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	6.58%	4/4/2025	2/10/2032	998	972	997	0.74
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.03%	10/23/2024	9/20/2030	2,615	2,615	2,624	1.94
								3,587	3,621	2.68
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	6.33%	5/17/2024	5/17/2031	1,195	1,192	1,192	0.88
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.56%	12/13/2024	7/18/2029	743	743	747	0.55
Berlin Packaging, LLC	(8)	SOFR +	3.50%	7.82%	6/7/2024	6/7/2031	4,455	4,455	4,476	3.31
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.50%	11/16/2022	4/13/2029	3,136	3,096	3,133	2.32
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.83%	7/31/2024	8/4/2027	2,591	2,591	2,599	1.92
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.26%	4/9/2024	9/15/2028	5,033	5,033	5,059	3.74
Ring Container Technologies Group, LLC	(9)	SOFR +	2.75%	7.08%	7/19/2024	8/12/2028	2,097	2,097	2,106	1.56
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.83%	4/19/2024	4/19/2031	1,691	1,684	1,699	1.26
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.69%	11/16/2022	3/3/2028	5,476	5,369	5,476	4.05
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	8.05%	10/18/2024	9/15/2028	4,397	4,397	4,326	3.20
								29,465	29,621	21.91

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified Consumer Services
Bright Horizons Family Solutions, LLC	(9)	SOFR +	1.75%	6.08%	11/16/2022	11/24/2028	$2,984	$2,984	$2,998	2.22%
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.83%	11/22/2024	3/22/2031	3,441	3,434	3,453	2.55
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.75%	8.05%	11/16/2022	7/6/2029	2,947	2,900	2,960	2.19
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.83%	2/1/2024	12/21/2029	3,965	3,946	3,875	2.87
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.41%	11/16/2022	3/12/2029	4,182	4,105	4,195	3.10
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.83%	3/27/2024	3/21/2031	715	715	717	0.53
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.58%	11/16/2022	12/15/2028	3,248	3,212	3,235	2.39
Spring Education Group, Inc.	(8)	SOFR +	4.00%	8.30%	9/29/2023	9/29/2030	3,370	3,307	3,388	2.51
University Support Services, LLC	(9)	SOFR +	2.75%	7.08%	11/16/2022	2/10/2029	3,794	3,765	3,672	2.72
Wand NewCo 3, Inc.	(8)	SOFR +	2.50%	6.83%	7/30/2024	1/30/2031	2,934	2,910	2,924	2.16
								31,278	31,417	23.24
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.33%	12/28/2023	1/31/2031	847	842	847	0.63
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC	(8)	SOFR +	3.25%	7.51%	11/16/2022	1/31/2028	2,450	2,438	2,428	1.80
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	7.37%	3/2/2023	3/31/2031	2,727	2,708	2,696	1.99
Zacapa, LLC	(9)	SOFR +	3.75%	8.05%	10/29/2024	3/22/2029	4,479	4,479	4,499	3.33
								9,625	9,623	7.12
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	1.75%	6.03%	4/16/2024	4/16/2031	1,756	1,752	1,761	1.30
Tiger Acquisition, LLC	(8)	SOFR +	2.75%	7.08%	11/16/2022	6/1/2028	1,694	1,694	1,699	1.26
Vistra Operations Co, LLC	(8)	SOFR +	1.75%	6.08%	11/16/2022	12/20/2030	2,607	2,587	2,617	1.94
								6,033	6,077	4.50
Electrical Equipment
Generac Power Systems, Inc.	(8)	SOFR +	1.75%	6.07%	7/3/2024	7/3/2031	3,770	3,766	3,783	2.80
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.76%	11/16/2022	6/21/2028	4,196	4,109	4,204	3.11
								7,875	7,987	5.91

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Electronic Equipment, Instruments & Components
Celestica, Inc.	(4)(8)	SOFR +	1.75%	6.07%	6/20/2024	6/20/2031	$3,465	$3,465	$3,474	2.57%
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.29%	11/16/2022	3/2/2028	2,626	2,571	2,486	1.84
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.78%	7/1/2024	7/1/2031	1,826	1,794	1,764	1.30
								7,830	7,724	5.71
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.75%	7.05%	3/26/2024	3/26/2031	1,184	1,181	1,188	0.88
Entertainment
Live Nation Entertainment, Inc.	(8)	SOFR +	1.75%	6.17%	11/16/2022	10/19/2026	3,454	3,457	3,456	2.56
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.58%	6/17/2024	6/17/2031	4,904	4,884	4,906	3.63
Paysafe Holdings US Corp.	(9)	SOFR +	2.75%	7.34%	11/16/2022	6/28/2028	1,924	1,917	1,924	1.42
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.33%	2/9/2024	2/7/2031	1,015	1,013	1,020	0.75
Solera, LLC	(9)(18)	SOFR +	3.75%	8.29%	11/16/2022	6/2/2028	2,246	2,191	2,191	1.62
								10,005	10,041	7.42
Food Products
CHG PPC Parent, LLC	(4)(9)	SOFR +	3.00%	7.44%	11/16/2022	12/8/2028	2,931	2,876	2,946	2.18
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.00%	6.24%	3/11/2025	9/30/2031	2,993	2,973	2,966	2.19
Saratoga Food Specialties, LLC	(8)	SOFR +	3.25%	7.57%	3/7/2024	3/7/2029	718	718	723	0.53
								6,567	6,635	4.90
Ground Transportation
Genesee & Wyoming, Inc.	(8)	SOFR +	1.75%	6.05%	4/10/2024	4/10/2031	4,292	4,274	4,275	3.16
Health Care Equipment & Supplies
Resonetics, LLC	(10)	SOFR +	3.25%	7.57%	12/6/2024	6/18/2031	3,538	3,538	3,545	2.62
WS Audiology A/S	(8)	SOFR +	3.50%	7.80%	4/8/2024	2/28/2029	4,065	4,065	4,076	3.02
								7,603	7,621	5.64

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien (continued)
Health Care Providers & Services
Agiliti Health, Inc.	(8)	SOFR +	3.00%	7.30%	5/1/2023	5/1/2030	$3,456	$3,458	$3,355	2.48%
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	7.33%	3/10/2025	9/29/2028	995	995	1,000	0.74
Concentra Health Services, Inc.	(8)	SOFR +	2.00%	6.33%	7/26/2024	6/26/2031	2,132	2,132	2,143	1.59
Davita, Inc.	(8)	SOFR +	2.00%	6.33%	5/9/2024	5/9/2031	3,474	3,474	3,496	2.59
Ensemble RCM, LLC	(8)	SOFR +	3.00%	7.28%	1/30/2024	8/1/2029	933	926	938	0.69
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	7.08%	11/16/2022	11/1/2028	4,755	4,708	4,772	3.53
Hunter US Bidco, Inc.	(4)(9)	SOFR +	4.25%	8.65%	11/16/2022	8/19/2028	1,000	995	955	0.71
MED ParentCo, LP	(8)	SOFR +	3.25%	7.57%	10/18/2024	4/15/2031	1,186	1,186	1,192	0.88
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.75%	8.08%	5/6/2024	5/6/2031	2,059	2,059	2,074	1.53
Pediatric Associates Holding Co, LLC	(9)	SOFR +	3.25%	7.79%	11/16/2022	12/29/2028	638	631	572	0.42
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.25%	7.58%	4/4/2025	11/19/2031	931	910	931	0.69
Surgery Centers Holdings, Inc.	(8)	SOFR +	2.75%	7.08%	6/20/2024	12/19/2030	1,030	1,030	1,035	0.77
								22,504	22,463	16.62
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	7.08%	11/16/2022	2/15/2029	6,476	6,268	6,477	4.79
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.07%	5/1/2024	5/1/2031	5,166	5,144	5,148	3.81
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.40%	11/16/2022	10/1/2027	1,964	1,925	1,897	1.40
Waystar Technologies, Inc.	(8)	SOFR +	2.25%	6.58%	12/30/2024	10/22/2029	2,053	2,053	2,063	1.53
								15,390	15,585	11.53

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(4)(8)	SOFR +	2.75%	7.08%	11/7/2024	8/17/2028	$2,280	$2,280	$2,294	1.70%
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.58%	2/6/2023	2/6/2030	1,334	1,325	1,335	0.99
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.58%	2/6/2024	2/6/2031	2,790	2,784	2,792	2.07
Carnival Finance, LLC	(10)	SOFR +	2.00%	6.31%	4/25/2024	10/18/2028	2,321	2,321	2,326	1.72
Cedar Fair, LP	(8)	SOFR +	2.00%	6.33%	5/1/2024	5/1/2031	721	719	722	0.53
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	6.05%	11/24/2023	11/30/2030	2,387	2,387	2,384	1.76
Fertitta Entertainment, LLC	(9)	SOFR +	3.50%	7.83%	11/16/2022	1/27/2029	2,737	2,708	2,737	2.03
GVC Finance, LLC	(9)	SOFR +	2.75%	7.02%	5/8/2024	10/31/2029	3,357	3,364	3,374	2.50
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.00%	6.33%	1/17/2024	1/17/2031	709	707	709	0.52
IRB Holding Corp.	(10)	SOFR +	2.50%	6.83%	12/11/2024	12/15/2027	5,506	5,503	5,511	4.08
LC Ahab US Bidco, LLC	(8)	SOFR +	3.00%	7.33%	5/1/2024	5/1/2031	1,664	1,636	1,665	1.23
Marriott Ownership Resorts, Inc.	(8)	SOFR +	2.25%	6.58%	4/1/2024	4/1/2031	3,111	3,131	3,119	2.31
Mic Glen, LLC	(9)	SOFR +	3.25%	7.58%	11/16/2022	7/21/2028	3,330	3,330	3,350	2.48
Motion Finco, LLC	(8)	SOFR +	3.50%	7.80%	2/5/2024	11/12/2029	2,519	2,509	2,404	1.78
New Red Finance, Inc.	(8)	SOFR +	1.75%	6.08%	6/16/2024	9/12/2030	2,904	2,882	2,895	2.14
Ovg Business Services, LLC	(8)	SOFR +	3.00%	7.33%	6/25/2024	6/25/2031	1,501	1,494	1,495	1.11
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	7.28%	6/11/2024	4/4/2029	2,962	2,962	2,963	2.19
Tacala Investment Corp.	(10)	SOFR +	3.50%	7.83%	9/26/2024	1/31/2031	1,589	1,589	1,598	1.18
Whatabrands, LLC	(9)	SOFR +	2.50%	6.83%	12/11/2024	8/3/2028	5,490	5,489	5,499	4.07
								49,120	49,172	36.39
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.32%	12/5/2024	7/31/2028	7,247	7,219	7,245	5.36
Household Products
Energizer Holdings, Inc.	(8)	SOFR +	2.00%	6.32%	5/29/2024	12/22/2027	727	724	730	0.54
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	6.08%	3/10/2025	1/31/2031	1,000	998	1,001	0.74

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.75%	7.07%	4/22/2025	9/19/2031	$997	$976	$999	0.74%
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.58%	11/16/2022	1/30/2032	1,493	1,484	1,495	1.11
AssuredPartners, Inc.	(9)	SOFR +	3.50%	7.83%	2/16/2024	2/14/2031	4,879	4,872	4,897	3.62
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	3.00%	7.31%	12/11/2024	5/26/2031	3,988	3,988	3,997	2.96
BroadStreet Partners, Inc.	(8)	SOFR +	3.00%	7.33%	6/14/2024	6/14/2031	5,543	5,532	5,556	4.11
HUB International, Ltd.	(8)	SOFR +	2.50%	6.77%	7/30/2024	6/20/2030	1,423	1,405	1,429	1.06
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.83%	8/2/2024	4/18/2030	2,387	2,387	2,403	1.78
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.00%	7.33%	11/22/2024	2/15/2031	1,970	1,970	1,979	1.46
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.33%	7/2/2024	7/2/2031	2,113	2,113	2,112	1.56
USI, Inc.	(8)	SOFR +	2.25%	6.55%	12/23/2024	9/29/2030	3,485	3,468	3,479	2.57
USI, Inc.	(8)	SOFR +	2.25%	6.55%	12/23/2024	11/22/2029	1,444	1,438	1,443	1.07
								29,633	29,789	22.04
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	3.00%	7.30%	7/16/2024	7/16/2031	5,500	5,486	5,515	4.08
TripAdvisor, Inc.	(8)	SOFR +	2.75%	7.08%	7/8/2024	7/8/2031	2,374	2,369	2,371	1.75
								7,855	7,886	5.83
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	3.00%	7.30%	8/2/2024	2/1/2031	3,347	3,344	3,354	2.48
Chrysaor Bidco S.à r.l.	(7)(9)	SOFR +	3.00%	7.74%	7/17/2024	10/30/2031	767	767	774	0.57
Dcert Buyer, Inc.	(8)	SOFR +	4.00%	8.33%	11/16/2022	10/16/2026	2,036	2,015	2,021	1.50
Fortress Intermediate 3, Inc.	(4)(8)	SOFR +	3.00%	7.32%	6/27/2024	6/27/2031	2,481	2,481	2,491	1.84
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	6.08%	5/31/2024	5/30/2031	743	742	744	0.55
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.93%	11/16/2022	2/10/2028	3,020	2,903	2,190	1.62
ThoughtWorks, Inc.	(9)	SOFR +	2.50%	7.06%	11/16/2022	3/24/2028	2,264	2,234	2,236	1.65
Virtusa Corp.	(10)	SOFR +	3.25%	7.58%	6/21/2024	2/15/2029	4,970	4,970	4,977	3.68
World Wide Technology Holding Co, LLC	(4)(9)	SOFR +	2.25%	6.56%	3/14/2024	3/1/2030	891	891	897	0.66
								20,347	19,684	14.55
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.83%	1/10/2025	11/15/2028	2,833	2,833	2,837	2.10

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.79%	7/2/2024	3/16/2030	$2,219	$2,219	$2,229	1.65%
Innio North America Holding, Inc.	(8)	SOFR +	2.50%	6.76%	7/12/2024	11/2/2028	668	668	671	0.50
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	3.00%	7.32%	12/11/2024	6/14/2030	2,304	2,304	2,316	1.71
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	7.08%	9/3/2024	8/31/2028	3,720	3,720	3,732	2.76
SPX Flow, Inc.	(9)	SOFR +	3.00%	7.33%	6/6/2024	4/5/2029	3,014	3,014	3,028	2.24
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.00%	7.24%	3/14/2024	4/30/2030	4,318	4,318	4,335	3.21
								16,243	16,311	12.07
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.58%	12/13/2024	12/21/2028	388	388	388	0.29
American Greetings Corp.	(8)	SOFR +	5.75%	10.08%	4/30/2024	10/30/2029	1,276	1,256	1,280	0.95
Cogeco Communications Finance USA, LP	(9)	SOFR +	2.50%	6.94%	9/29/2023	9/1/2028	2,425	2,379	2,418	1.79
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.75%	7.06%	8/15/2024	2/21/2031	659	659	661	0.49
								4,682	4,747	3.52
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	2.75%	7.08%	8/21/2024	8/18/2030	634	634	635	0.47
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.28%	3/19/2025	1/31/2029	995	994	997	0.74
								1,628	1,632	1.21
Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust, Inc.	(9)	SOFR +	3.50%	7.83%	11/16/2022	5/9/2029	1,217	1,182	1,222	0.90
Oil, Gas & Consumable Fuels
AL GCX Holdings, LLC	(9)	SOFR +	2.00%	6.31%	11/16/2022	5/17/2029	2,525	2,520	2,532	1.87
Buckeye Partners, LP	(8)	SOFR +	1.75%	6.08%	2/6/2024	11/1/2026	1,725	1,727	1,730	1.28
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.52%	11/16/2022	12/21/2028	3,792	3,768	3,801	2.81
GIP Pilot Acquisition Partners, LP	(8)	SOFR +	2.00%	6.28%	5/22/2024	10/4/2030	1,044	1,044	1,048	0.78
								9,059	9,111	6.74
Pharmaceuticals
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	6.17%	11/16/2022	8/1/2027	2,092	2,093	2,093	1.55

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.58%	11/16/2022	12/29/2028	$3,539	$3,481	$3,313	2.45%
AlixPartners, LLP	(9)	SOFR +	2.50%	6.94%	11/16/2022	2/4/2028	2,348	2,343	2,359	1.75
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2031	1,136	1,133	1,137	0.84
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	7.33%	12/13/2024	8/2/2028	4,583	4,578	4,597	3.40
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	7.08%	1/31/2024	1/31/2031	2,700	2,695	2,676	1.98
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	8.08%	11/16/2022	12/29/2028	1,895	1,888	1,796	1.33
Deerfield Dakota Holding, LLC	(11)	SOFR +	3.75%	8.05%	11/16/2022	4/9/2027	3,714	3,671	3,617	2.68
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.33%	2/28/2024	2/28/2031	1,199	1,189	1,206	0.89
EP Purchaser, LLC	(9)	SOFR +	3.50%	8.06%	11/16/2022	11/6/2028	481	468	474	0.35
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.58%	6/28/2024	9/27/2030	5,805	5,805	5,533	4.09
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	7.08%	5/31/2024	6/2/2031	2,360	2,360	2,361	1.75
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.51%	7/1/2024	7/3/2031	2,560	2,557	2,566	1.90
Ryan, LLC	(9)	SOFR +	3.50%	7.83%	11/9/2023	11/14/2030	2,369	2,343	2,375	1.76
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	3.00%	7.33%	2/24/2023	7/31/2031	4,690	4,668	4,712	3.49
Trans Union, LLC	(9)	SOFR +	1.75%	6.08%	1/30/2024	6/24/2031	4,505	4,499	4,514	3.34
TTF Lower Intermediate, LLC	(8)	SOFR +	3.75%	8.00%	7/18/2024	7/18/2031	1,235	1,224	1,228	0.91
VT Topco, Inc.	(9)	SOFR +	3.00%	7.33%	4/3/2024	8/9/2030	1,021	1,021	1,024	0.76
								45,923	45,488	33.67
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.75%	7.08%	6/18/2024	1/31/2030	1,746	1,746	1,756	1.30
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	3.25%	7.58%	9/25/2024	1/31/2030	1,622	1,622	1,633	1.21
								3,368	3,389	2.51
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	7.25%	3/24/2025	2/1/2029	995	987	993	0.73

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
Applied Systems, Inc.	(8)	SOFR +	2.50%	6.80%	2/23/2024	2/24/2031	$174	$174	$175	0.13%
BEP Intermediate Holdco, LLC	(8)	SOFR +	3.25%	7.58%	4/26/2024	4/25/2031	738	738	742	0.55
Boost Newco Borrower, LLC	(8)	SOFR +	2.00%	6.30%	8/1/2024	1/31/2031	5,806	5,806	5,828	4.31
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.33%	7/30/2024	7/30/2031	6,250	6,238	6,218	4.60
Cloud Software Group, Inc.	(9)	SOFR +	3.75%	8.05%	11/4/2024	3/21/2031	2,409	2,406	2,416	1.79
Cloud Software Group, Inc.	(9)	SOFR +	3.50%	7.80%	3/11/2025	3/30/2029	2,992	2,955	2,999	2.22
Cloudera, Inc.	(9)	SOFR +	3.75%	8.18%	11/16/2022	10/8/2028	3,514	3,437	3,388	2.51
Conga Corp.	(10)	SOFR +	3.50%	7.78%	8/8/2024	5/8/2028	3,510	3,510	3,526	2.61
ConnectWise, LLC	(9)	SOFR +	3.50%	8.06%	11/16/2022	9/29/2028	3,476	3,403	3,498	2.59
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.19%	11/16/2022	10/16/2028	2,139	2,017	2,013	1.49
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.07%	5/1/2024	11/30/2029	6,936	6,927	6,894	5.10
ECI Macola Max Holding, LLC	(10)	SOFR +	3.25%	7.55%	9/20/2024	5/9/2030	4,435	4,435	4,462	3.30
Ellucian Holdings, Inc.	(9)	SOFR +	3.00%	7.33%	2/29/2024	10/9/2029	2,652	2,652	2,662	1.97
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.78%	6/11/2024	3/2/2028	3,837	3,829	3,608	2.67
Flexera Software, LLC	(10)	SOFR +	3.00%	7.31%	5/20/2024	3/3/2028	598	598	600	0.44
Gen Digital, Inc.	(9)	SOFR +	1.75%	6.08%	6/5/2024	9/12/2029	5,814	5,814	5,813	4.30
Gen Digital, Inc.	(9)	SOFR +	1.75%	6.08%	6/5/2024	2/13/2032	2,500	2,481	2,499	1.85
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.83%	9/26/2024	1/30/2032	998	990	998	0.74
HS Purchaser, LLC	(10)	SOFR +	4.00%	8.38%	11/16/2022	11/19/2026	3,498	3,384	3,342	2.47
ION Trading Finance, Ltd.	(8)	SOFR +	3.50%	7.80%	12/10/2024	4/1/2028	3,118	3,116	3,124	2.31
McAfee Corp.	(9)	SOFR +	3.00%	7.32%	5/31/2024	3/1/2029	3,519	3,519	3,425	2.53
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	8.88%	11/16/2022	5/2/2029	3,353	3,290	2,279	1.69
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.80%	12/17/2024	12/17/2027	1,897	1,897	1,850	1.37
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.55%	5/14/2024	10/28/2030	3,242	3,242	3,261	2.41
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.33%	5/28/2024	8/31/2028	2,962	2,962	2,968	2.20
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.55%	6/3/2024	6/28/2030	1,958	1,958	1,968	1.46
RealPage, Inc.	(9)	SOFR +	3.00%	7.56%	11/16/2022	4/24/2028	2,725	2,671	2,710	2.00
Rocket Software, Inc.	(9)	SOFR +	4.25%	8.58%	10/5/2023	11/28/2028	3,554	3,528	3,567	2.64
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	8.08%	12/18/2024	5/12/2028	3,577	3,577	3,535	2.62
Sovos Compliance, LLC	(8)	SOFR +	4.00%	8.33%	11/16/2022	8/12/2029	3,501	3,501	3,522	2.61
Surf Holdings, LLC	(8)	SOFR +	3.50%	7.94%	11/16/2022	3/5/2027	3,499	3,481	3,516	2.60
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.54%	11/16/2022	4/24/2028	3,613	3,462	3,440	2.55
Webpros US Bidco, Inc.	(8)	SOFR +	3.75%	8.08%	3/28/2024	3/28/2031	647	645	652	0.48
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.80%	12/11/2024	6/24/2031	2,084	2,084	2,092	1.55
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.83%	2/14/2025	2/14/2032	1,000	996	997	0.74
								105,723	104,587	77.40

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Specialty Retail
Apro, LLC	(8)	SOFR +	3.75%	8.06%	7/9/2024	7/9/2031	$3,922	$3,913	$3,917	2.90%
CWGS Group, LLC	(10)	SOFR +	2.50%	6.94%	11/16/2022	6/3/2028	2,474	2,422	2,425	1.79
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.58%	1/23/2025	1/23/2032	995	996	995	0.74
HomeServe USA Holding Corp.	(8)	SOFR +	2.00%	6.32%	5/29/2024	10/21/2030	819	819	821	0.61
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	7.33%	7/18/2024	5/4/2028	3,035	3,035	3,038	2.25
								11,185	11,196	8.29
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	7.32%	2/21/2025	2/20/2032	2,375	2,336	2,366	1.75
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	6.08%	1/31/2024	1/31/2031	676	676	680	0.50
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	6.07%	6/22/2023	6/24/2030	2,723	2,707	2,728	2.02
Core & Main, LP	(8)	SOFR +	2.00%	6.27%	2/9/2024	2/9/2031	1,072	1,072	1,076	0.80
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.55%	11/16/2022	3/31/2028	7,036	7,037	7,050	5.22
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	7.79%	11/16/2022	1/31/2028	2,946	2,929	2,919	2.16
Icebox Holdco III, Inc.	(9)	SOFR +	3.50%	8.06%	11/16/2022	12/22/2028	4,299	4,194	4,320	3.20
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.82%	12/12/2024	6/9/2031	1,288	1,290	1,292	0.96
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.80%	11/16/2022	12/28/2027	2,421	2,407	2,363	1.75
Sunsource Borrower, LLC	(8)	SOFR +	4.00%	8.43%	3/25/2024	3/25/2031	241	240	238	0.18
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.58%	6/13/2024	10/19/2029	4,391	4,382	4,374	3.24
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	7.07%	9/20/2024	8/1/2030	3,821	3,808	3,827	2.83
								30,742	30,867	22.86
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.83%	11/16/2022	9/23/2031	3,457	3,446	3,455	2.56
Total First Lien Debt								670,580	668,504	494.65
Total Investment Portfolio								670,580	668,504	494.65
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				4.19%				12,088	12,088	8.94
Other Cash and Cash Equivalents								29,493	29,493	21.82
Total Portfolio Investments, Cash and Cash Equivalents								$712,161	$710,085	525.41%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and New Zealand Dollars (NZD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Chrysaor Bidco S.à r.l.	Delayed Draw Term Loan	7/17/2026	$57	$—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	67	—
Total Unfunded Commitments			$124	$—
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2025 was 2.00%.
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
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of June 30, 2025, the aggregate fair value of these securities is $668.5 million or 494.65% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of June 30, 2025 and December 31, 2024 (Unaudited):

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $670,580 and $645,881, respectively)	$668,504	$650,532
Cash and cash equivalents	41,581	149,243
Interest receivable	6,286	4,502
Receivable for investments sold	7,426	936
Total assets	$723,797	$805,213
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,353 and $1,638, respectively)	$573,925	$634,716
Distribution payable	4,268	—
Interest payable and other liabilities	10,442	15,512
Total liabilities	588,635	650,228
PARTNERS’ CAPITAL
Partners’ capital	135,162	154,985
Total partners’ capital	135,162	154,985
Total liabilities and partners’ capital	$723,797	$805,213
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and six months ended June 30, 2025 and June 30, 2024 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest income	$13,793	$14,349	$27,713	$28,820
Other income	—	9	2	22
Total investment income	13,793	14,358	27,715	28,842
Expenses:
Interest expense	8,631	8,141	17,755	15,891
Other expenses	79	76	197	110
Total expenses	8,710	8,217	17,952	16,001
Net investment income before tax expense	5,083	6,141	9,763	12,841
Tax expense	—	—	—	—
Net investment income after tax expense	5,083	6,141	9,763	12,841
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	3,696	(1,190)	(6,727)	(3,318)
Net realized gain (loss) on investments	(474)	(1,007)	24	117
Total net realized and change in unrealized gain (loss)	3,222	(2,197)	(6,703)	(3,201)
Net increase (decrease) in partners’ capital resulting from operations	$8,305	$3,944	$3,060	$9,640

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
The chief operating decision maker (“CODM”) consists of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statement of Operations.
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
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of June 30, 2025, except as discussed below.
July Subscriptions and Distribution Declaration
The Company received approximately $1,153.9 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective July 1, 2025.
On July 18, 2025, the Company’s Board declared net distributions of $0.2200 per Class I share, $0.2022 per Class S share, and $0.2148 per Class D share, which is payable on or about August 26, 2025 to shareholders of record as of July 31, 2025.
August Subscriptions
Through the date of issuance of the condensed consolidated financial statements the Company received approximately $1,093.1 million of subscriptions, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective August 1, 2025.

Blanca Peak Amendment
On July 25, 2025, the Blanca Peak Funding Facility was amended pursuant to the Seventh Amendment to Credit and Security Agreement (the “Blanca Peak Seventh Amendment”). The Blanca Peak Seventh Amendment provides for, among other things, (i) an extension of the reinvestment period for borrowings under the Blanca Peak Funding Facility to July 25, 2028, (ii) an extension of the stated maturity date of the Blanca Peak Funding Facility to July 25, 2036, (iii) an extension of the date on which Barclays may require repayment of all amounts outstanding under the Blanca Peak Funding Facility to July 25, 2030; (iv) a reduction of the commitments under the Blanca Peak Funding Facility to $1.0 billion; and (v) the payment of certain fees as agreed between BCRED Blanca Peak Funding, Barclays and the lenders party thereto.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Revolving Credit Facility Amendment
On August 8, 2025, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $5.7 billion to $5.8 billion, which is comprised of (i) revolving commitments in an aggregate amount of $5.4 billion and (ii) funded term loans in an aggregate principal amount of $405.0 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from August 12, 2028 to August 8, 2029 (other than with respect to (a) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on June 9, 2027 and (b) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from August 12, 2029 to August 8, 2030 (other than with respect to (a) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on June 9, 2028 and (b) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on August 12, 2029), (d) resetting the minimum shareholders’ equity test, (e) removing the Term SOFR Adjustment with respect to the 2030 Loans (as defined in the Credit Agreement) and (f) removing provisions related to sustainability targets.

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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Sub-Adviser. For additional information see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Portfolio and Investment Activity
For the three months ended June 30, 2025, we made $5,840.7 million aggregate principal amount of new investment commitments (including $1,944.6 million of which remained unfunded as of June 30, 2025), $5,338.2 million of which was first lien debt, $217.5 million of which was second lien debt, $24.2 million of which was structured finance debt obligations, $88.0 million of which was structured finance equity obligations and $172.8 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2025	2024
Investments:
Total investments, beginning of period	$69,784,151	$52,751,753
New investments purchased	4,737,567	6,016,056
Payment-in-kind interest capitalized	98,335	95,655
Net accretion of discount on investments	56,967	65,088
Net realized gain (loss) on investments	22,689	(22,111)
Investments sold or repaid	(1,292,333)	(2,796,817)
Total investments, end of period	$73,407,376	$56,109,624
Amount of investments funded at principal:
First lien debt	$4,343,019	$5,584,850
Second lien debt	200,637	280,362
Structured finance obligations - debt instruments	21,401	95,230
Structured finance obligations - equity instruments	89,122	15,000
Equity and other	172,793	89,217
Total	$4,826,972	$6,064,659
Proceeds from investments sold or repaid:
First lien debt	$(1,230,448)	$(2,478,423)
Second lien debt	(5,690)	(88,125)
Structured finance obligations - debt instruments	(10,043)	(29,270)
Structured finance obligations - equity instruments	(5,504)	—
Equity and other	(40,648)	(200,999)
Total	$(1,292,333)	$(2,796,817)

	June 30, 2025	December 31, 2024
Number of portfolio companies	656	603
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.9%	10.1%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	10.0%	10.2%
Average loan to value (LTV) (3)	43.3%	42.8%
Percentage of performing debt investments bearing a floating rate (5)	99.8%	99.7%
Percentage of performing debt investments bearing a fixed rate (4)	0.2%	0.3%
Percentage of assets on non-accrual, at amortized cost (5)	0.4%	0.5%
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
(2)As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 9.4% and 9.5%, respectively. As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 9.4% and 9.6%, respectively.
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

(4)As a percentage of total fair value of performing debt investments. As of June 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 97.0% and 97.2%, respectively, of total investments at fair value (excluding investments in joint ventures).
(5)As a percentage of total amortized cost of investments (excluding investments in joint ventures). Assets on non-accrual represented 0.2% and 0.2% of total investments at fair value (excluding investments in joint ventures) as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and June 30, 2024, our portfolio companies had a weighted average annual EBITDA of $251 million and $234 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of June 30, 2025, the Company and the Emerald JV Partner have committed to contribute up to $2,250.0 million and $750.0 million, respectively, of capital to the Emerald JV. As of June 30, 2025 the Company had contributed (net of returns of capital) $1,815.0 million and the Emerald JV Partner had contributed (net of returns of capital) $605.0 million of capital and $435.0 million and $145.0 million of capital remained uncalled from the Company and the Emerald JV Partner, respectively. The Company and the Emerald JV Partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
The following table is a summary of Emerald JV’s portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Total investments, at fair value	$6,159,981	$5,647,024
Total senior secured debt investments, at fair value	$6,036,519	$5,544,430
Number of portfolio companies	317	275
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.0%	9.0%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.1%	9.2%
Percentage of performing debt investments bearing a floating rate (3)	99.9%	99.9%
Percentage of performing debt investments bearing a fixed rate (3)	0.1%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)	0.2%	1.6%
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
(2)As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 8.9% and 8.8%, respectively. As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 9.1% and 9.0%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of June 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 99.1% and 98.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Emerald JV. Assets on non-accrual represented 0.1% and 1.4% of total investments at fair value of Emerald JV as of June 30, 2025 and December 31, 2024, respectively.

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
As of June 30, 2025, the Company and the Verdelite JV Partner have committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
The following table is a summary of Verdelite JV’s portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Total investments, at fair value	$668,504	$650,532
Total senior secured debt investments, at fair value	$668,504	$650,532
Number of portfolio companies	238	240
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	7.6%	7.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	7.6%	7.1%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate (3)	—%	—%
Percentage of assets on non-accrual, at amortized cost (4)	—%	—%
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
(2)As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 7.6% and 7.2%, respectively. As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 7.6% and 7.1%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of June 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 100.0% and 100.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of June 30, 2025 and December 31, 2024.

For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$1,843,807	$1,642,894	$3,685,242	$3,211,757
Total expenses before tax expense	809,529	718,221	1,609,219	1,421,802
Net investment income before tax expense	1,034,278	924,673	2,076,023	1,789,955
Excise and other tax expense	1,765	8,911	9,548	18,362
Net investment income after tax expense	1,032,513	915,762	2,066,475	1,771,593
Net change in unrealized appreciation (depreciation)	78,938	16,984	(128,496)	126,907
Net realized gain (loss)	(113,736)	(14,138)	(180,955)	(60,844)
Net increase (decrease) in net assets resulting from operations	$997,715	$918,608	$1,757,024	$1,837,656
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$1,650,046	$1,466,270	$3,304,080	$2,857,112
Payment-in-kind interest income	105,169	95,219	203,071	187,899
Dividend income	79,205	77,341	161,215	160,292
Fee income	9,387	4,064	16,876	6,454
Total investment income	$1,843,807	$1,642,894	$3,685,242	$3,211,757
Total investment income increased to $1.8 billion for the three months ended June 30, 2025, an increase of $200.9 million or 12% compared to the same period in the prior year. This was primarily attributable to an increase in the average investments partially offset by a lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 31% to $71,286.0 million for the three months ended June 30, 2025 compared to $54,503.3 million for the three months ended June 30, 2024.
Total investment income increased to $3.7 billion for the six months ended June 30, 2025, an increase of $0.5 billion or 15% compared to the same period in the prior year. This was primarily attributable to an increase in the average investments partially offset by a lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 33% to $70,541.6 million for the six months ended June 30, 2025 compared to $53,064.4 million for the six months ended June 30, 2024.
Additionally, for the three months ended June 30, 2025, we recorded $6.1 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $26.9 million for the same period in the prior year, primarily as a result of decreased prepayments. For the six months ended June 30, 2025, we recorded $51.9 million of non-recurring interest (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) income as compared to $33.7 million for the same period in the prior year, primarily as a result of increased prepayments.

For the three months ended June 30, 2025 and 2024, PIK interest income represented 5.7% and 5.8% of total investment income, respectively, and represented 10.2% and 10.4% of net investment income, respectively. For the six months ended June 30, 2025 and 2024, PIK interest income represented 5.5% and 5.9% of total investment income, respectively, and represented 9.8% and 10.6% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and six months ended June 30, 2025. While the Federal Reserve reduced interest rates multiple times in the latter part of 2024, the Federal Reserve has held the interest rates steady for five consecutive meetings, most recently in July 2025, citing elevated uncertainty on the economic outlook. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$478,009	$446,152	$957,644	$896,215
Management fees	138,774	104,328	267,881	199,710
Income based incentive fees	151,790	134,199	303,567	259,556
Capital gains based incentive fees	—	—	—	—
Distribution and shareholder servicing fees
Class S	29,611	23,329	57,699	44,735
Class D	410	302	796	561
Professional fees	1,454	3,147	2,725	6,730
Board of Trustees’ fees	236	225	478	446
Administrative service expenses	2,028	1,909	4,268	3,741
Other general and administrative	6,162	3,773	11,983	8,612
Amortization of continuous offering costs	1,055	857	2,178	1,496
Total expenses before tax expense	809,529	718,221	1,609,219	1,421,802
Net investment income before tax expense	1,034,278	924,673	2,076,023	1,789,955
Excise and other tax expense	1,765	8,911	9,548	18,362
Net investment income after tax expense	$1,032,513	$915,762	$2,066,475	$1,771,593
Interest Expense
Total interest expense increased to $478.0 million for the three months ended June 30, 2025, an increase of $31.9 million or 7% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $29,973.3 million for the three months ended June 30, 2025 from $23,762.5 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 6.20% for the three months ended June 30, 2025 from 7.22% for the same period in the prior year.

Total interest expense increased to $957.6 million for the six months ended June 30, 2025, an increase of $61.4 million or 7% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $30,444.0 million for the six months ended June 30, 2025 from $23,853.0 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 6.15% for the six months ended June 30, 2025 from 7.26% for the same period in the prior year.
Management Fees
Management fees increased to $138.8 million for the three months ended June 30, 2025, an increase of $34.4 million or 33% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $50,167.3 million for the three months ended June 30, 2025 compared to $33,536.5 million for the same period in the prior year.
Management fees increased to $267.9 million for the six months ended June 30, 2025, an increase of $68.2 million or 34% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $43,003.8 million for the six months ended June 30, 2025 compared to $32,105.3 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees increased to $151.8 million for the three months ended June 30, 2025, an increase of $17.6 million or 13% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $1,214.3 million for the three months ended June 30, 2025 from $1,073.6 million for the same period in the prior year.
Income based incentive fees increased to $303.6 million for the six months ended June 30, 2025, an increase of $44.0 million or 17% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $2,428.5 million for the six months ended June 30, 2025 from $2,076.4 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three and six months ended June 30, 2025 and 2024. The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $41.0 million for the three months ended June 30, 2025, an increase of $7.4 million or 22% compared to the same period in the prior year. Total other expenses for the three months ended June 30, 2025 primarily consist of $30.0 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $6.2 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $2.0 million of administrative service expenses, and $1.5 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
Total other expenses increased to $80.1 million for the six months ended June 30, 2025, an increase of $13.8 million or 21% compared to the same period in the prior year. Total other expenses for the six months ended June 30, 2025 primarily consist of $58.5 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $12.0 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $4.3 million of administrative service expenses, and $2.7 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.

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
For the three months ended June 30, 2025 and 2024, we accrued $1.8 million and $8.9 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2025 and 2024, we accrued $9.5 million and $18.4 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC (“BCRED Investments”), a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the three months ended June 30, 2025 and 2024 BCRED Investments recorded an income tax provision of $3.7 million and $0.0 million, respectively. For the six months ended June 30, 2025 and 2024 BCRED Investments recorded an income tax provision of $5.0 million and $0.0 million, respectively. As of June 30, 2025 and 2024, BCRED Investments recorded a deferred tax liability of $14.0 million, and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2025, BCRED Investments recorded a current tax expense of $0.0 million and $1.2 million, respectively, which is substantially related to realized gains associated with the sale of an investment in a partnership interest. For the three and six months ended June 30, 2024, BCRED Investments recorded a current tax expense of $0.0 million and $0.0 million, respectively.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$127,070	$10,358	$(65,158)	$98,820
Net change in unrealized gain (loss) on derivative instruments	(48,560)	(3,698)	(61,350)	17,923
Net change in unrealized gain (loss) on foreign currency and other transactions	4,130	10,324	3,048	10,164
Income tax (provision) benefit	(3,702)	—	(5,036)	—
Net change in unrealized gain (loss)	$78,938	$16,984	$(128,496)	$126,907
For the three months ended June 30, 2025, net change in unrealized gains on investments of $127.1 million was primarily driven by the foreign exchange movements during the quarter and was partially offset by a decrease in the fair value of certain investments. The fair value of our debt investments as a percentage of principal decreased by 0.1% during the three months ended June 30, 2025 driven primarily by changes in portfolio company fundamentals and the economic outlook.
For the three months ended June 30, 2025, the net change in unrealized losses of $48.6 million and gains of $4.1 million on derivative instruments and foreign currency and other transactions, respectively, were primarily as a result of fluctuations in the EUR and GBP exchange rates vs. USD.

For the six months ended June 30, 2025, the net change in unrealized losses on investments of $65.2 million was primarily driven by a decrease in the fair value of certain debt investments partially offset by unrealized gains from foreign exchange movements. The fair value of our debt investments as a percentage of principal decreased by 0.3% during the six months ended June 30, 2025 driven primarily by changes in portfolio company fundamentals and the economic outlook.
Additional losses for the six months ended June 30, 2025, of $61.4 million and gains of $3.0 million on foreign currency forward contracts and foreign currency transactions, respectively, were primarily as a result of fluctuations in the EUR, GBP and CAD exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments	$22,689	$(22,111)	$(36,490)	$(64,509)
Net realized gain (loss) on derivative instruments	(139,450)	6,014	(158,862)	(383)
Net realized gain (loss) on foreign currency and other transactions	3,819	1,959	16,434	4,048
Net realized gain (loss) on extinguishment of debt	(794)	—	(794)	—
Current tax expense on realized gains	—	—	(1,243)	—
Net realized gain (loss)	$(113,736)	$(14,138)	$(180,955)	$(60,844)
For the three months ended June 30, 2025, we recognized net realized gains on investments of $22.7 million, primarily driven by the partial sale of an equity investment. These gains were offset by $139.5 million of net realized losses on derivative instruments, as a result of the settlement of our foreign currency derivative transactions, primarily USD vs. EUR, CAD and GBP forwards. Additionally, we generated $3.8 million in gains on foreign currency and other transactions for the three months ended June 30, 2025, primarily a result of fluctuations in the EUR and GBP exchange rates vs. USD.
For the six months ended June 30, 2025 we recognized losses on investments of $36.5 million, primarily from the full or partial sales of investments and the restructuring of certain debt investments, partially offset by a gain on the sale of an equity investment. We generated additional losses of $158.9 million on derivative instruments for the six months ended June 30, 2025, as a result of the settlement of our foreign currency derivative transactions, primarily USD vs. EUR, GBP and CAD forwards. These losses were partially offset by gains of $16.4 million on foreign currency and other transactions, primarily as a result of fluctuations in the EUR and CAD exchange rates vs. USD.
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

As of June 30, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than USD. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 and December 31, 2024, we had an aggregate principal amount of $30.0 billion and $30.7 billion, of debt outstanding and our asset coverage ratio was 247.8% and 226.5%, respectively.
Cash and cash equivalents as of June 30, 2025, taken together with our $9.2 billion of unused capacity under our credit facilities (subject to borrowing base availability, $8.5 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2025, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,931.1 million of Level 1 and Level 2 investments as of June 30, 2025.
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
As of June 30, 2025, we had $2.0 billion in cash and cash equivalents. For the six months ended June 30, 2025, cash used in operating activities was $2.8 billion, primarily due to purchases of investments of $9.7 billion, partially offset by proceeds from sales of investments of $5.6 billion and an increase in net assets resulting from operations of $1.8 billion. Cash provided by financing activities was $3.2 billion during the period, primarily as a result of proceeds from issuance of Common Shares of $6.5 billion, partially offset by net repayments on debt of $1.1 billion, share repurchases of $1.1 billion, and dividends paid in cash of $1.1 billion.

Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended June 30, 2025
	Shares	Amount
CLASS I
Subscriptions	96,388,768	$2,431,232
Share transfers between classes	1,646,393	41,514
Distributions reinvested	14,104,486	355,663
Share repurchases	(37,224,199)	(936,933)
Early repurchase deduction	—	551
Net increase (decrease)	74,915,448	1,892,027
CLASS S
Subscriptions	28,750,386	725,144
Share transfers between classes	(1,377,218)	(34,723)
Distributions reinvested	6,781,888	171,014
Share repurchases	(5,897,406)	(148,438)
Early repurchase deduction	—	256
Net increase (decrease)	28,257,650	713,253
CLASS D
Subscriptions	2,263,871	57,076
Share transfers between classes	(269,175)	(6,791)
Distributions reinvested	136,047	3,431
Share repurchases	(454,553)	(11,441)
Early repurchase deduction	—	12
Net increase (decrease)	1,676,190	42,287
Total net increase (decrease)	104,849,288	$2,647,567

	For the six months ended June 30, 2025
	Shares	Amount
CLASS I
Subscriptions	192,123,807	$4,862,984
Share transfers between classes	3,347,623	84,735
Distributions reinvested	27,025,144	683,840
Share repurchases	(55,553,366)	(1,399,743)
Early repurchase deduction	—	766
Net increase (decrease)	166,943,208	4,232,582
CLASS S
Subscriptions	61,565,254	1,558,561
Share transfers between classes	(2,989,714)	(75,689)
Distributions reinvested	13,050,420	330,231
Share repurchases	(10,518,196)	(265,113)
Early repurchase deduction	—	358
Net increase (decrease)	61,107,764	1,548,348
CLASS D
Subscriptions	4,655,055	117,847
Share transfers between classes	(357,909)	(9,046)
Distributions reinvested	259,516	6,567
Share repurchases	(517,808)	(13,038)
Early repurchase deduction	—	17
Net increase (decrease)	4,038,854	102,347
Total net increase (decrease)	232,089,826	$5,883,277
Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
			$1.3200	$1,493,731

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
			$1.2124	$650,630

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
			$1.2883	$33,005

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

Borrowings
As of June 30, 2025 and December 31, 2024, we had an aggregate principal amount of $30.0 billion and $30.7 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $10.9 billion and $10.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2025 and December 31, 2024, we estimate that $1,422.2 million and $130.2 million, respectively, of investments and backstop arrangements were committed but not yet funded.
Other Commitments and Contingencies
As of June 30, 2025 and December 31, 2024, $509.0 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement;
•the Intermediary Manager Agreement; and
•the Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, Blackstone, our Advisers and certain of their affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisers, Blackstone or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the six months ended June 30, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million. For the six months ended June 30, 2025, the Company did not purchase investments from or sell investments to Verdelite JV.
On June 1, 2025, the Company made an initial investment into Blackstone Private Real Estate Credit and Income Fund (“BREC”), a business development company advised by Blackstone Real Estate Special Situations Advisors L.L.C., an affiliate of Blackstone.

See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”
Recent Developments
Macroeconomic Environment
The six months ended June 30, 2025 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine, the Middle East and Southeast Asia.
Earlier this year, tariff announcements in the U.S. and ongoing global trade negotiations contributed to significant uncertainty and volatility of debt and equity markets. However, more recently, there has been greater clarity in the U.S. policy environment and lower market volatility. Although inflation generally decelerated throughout 2024 and during the first half of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of 2024, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023, and the Federal Reserve has held the interest rates steady during the first half of 2025, citing elevated uncertainty on the economic outlook. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
As of June 30, 2025, 99.8% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$2,114,828	$(803,522)	$1,311,306
Up 200 basis points	1,409,712	(535,681)	874,031
Up 100 basis points	704,597	(267,841)	436,756
Down 100 basis points	(704,278)	267,841	(436,437)
Down 200 basis points	(1,404,018)	535,681	(868,337)
Down 300 basis points	(2,075,724)	803,522	(1,272,202)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on April 17, 2025, May 20, 2025 and June 20, 2025 for information about unregistered sales of our equity securities during the quarter.
For the three months ended June 30, 2025, approximately 43,576,158 Common Shares were repurchased for a total value of $1,096.0 million (net of Early Repurchase Deduction).
The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase plan for the three months ended June 30, 2025:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
May 30, 2025	43,576,158	2.6%	$25.17	June 30, 2025	$1,095,993	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction
(3)All repurchase requests were satisfied in full.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Revolving Credit Facility Amendment
On August 8, 2025, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $5.7 billion to $5.8 billion, which is comprised of (i) revolving commitments in an aggregate amount of $5.4 billion and (ii) funded term loans in an aggregate principal amount of $405.0 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from August 12, 2028 to August 8, 2029 (other than with respect to (a) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on June 9, 2027 and (b) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from August 12, 2029 to August 8, 2030 (other than with respect to (a) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on June 9, 2028 and (b) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on August 12, 2029), (d) resetting the minimum shareholders’ equity test, (e) removing the Term SOFR Adjustment with respect to the 2030 Loans (as defined in the Credit Agreement) and (f) removing provisions related to sustainability targets.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

10.1	Form of Fund of Funds Investment Agreement.*

10.2
Amendment No. 4, dated August 8, 2025, to the Amended and Restated Senior Secured Credit Agreement dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.*

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

Blackstone Private Credit Fund

Date:	August 12, 2025	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2025	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2025	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)