Form 10-Q
period 2025-09-30
Blackstone Private Credit Fund
filed 2025-11-13
CIK 1803498

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
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01358
_____________________________________________________
Blackstone Private Credit Fund
(Exact name of Registrant as specified in its Charter)
_____________________________________________________

Delaware	84-7071531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue New York, New York	10154
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 10, 2025 was 1,300,258,299, 592,339,511 and 25,668,144 of Class I, Class S and Class D common shares, respectively. Common shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $73,270,661 and $66,124,775, respectively)	$72,926,002	$65,689,987
Non-controlled/affiliated investments (cost of $704,663 and $558, respectively)	708,337	1,394
Controlled/affiliated investments (cost of $3,102,870 and $2,860,338, respectively)	2,896,779	2,728,396
Total investments at fair value (cost of $77,078,194 and $68,985,671, respectively)	76,531,118	68,419,777
Cash and cash equivalents (restricted cash of $721,131 and $305,900, respectively)	2,162,003	1,650,679
Interest receivable from non-controlled/non-affiliated investments	696,283	712,903
Interest receivable from non-controlled/affiliated investments	10	—
Interest receivable from controlled/affiliated investments	69	96
Dividend receivable from non-controlled/affiliated investments	1,096	—
Dividend receivable from controlled/affiliated investments	65,714	56,636
Receivable from broker	307,148	253,890
Deferred financing costs	132,395	132,751
Deferred offering costs	987	1,524
Receivable for investments	306,969	38,838
Derivative assets at fair value (Note 6)	137,818	16,476
Total assets	$80,341,610	$71,283,570
LIABILITIES
Debt (net of unamortized debt issuance costs of $169,493 and $136,810, respectively)	$31,328,351	$30,452,578
Payable for investments	178,329	250,150
Management fees payable (Note 3)	145,621	120,103
Income based incentive fees payable (Note 3)	160,605	144,724
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	499,731	398,004
Derivative liabilities at fair value (Note 6)	34,517	126,281
Due to affiliates	12,948	20,721
Distribution payable (Note 9)	408,239	331,762
Payable for share repurchases (Note 9)	793,648	531,058
Board of Trustees’ fees payable	230	224
Accrued expenses and other liabilities	40,261	52,202
Total liabilities	33,602,480	32,427,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,872,144,651 and 1,528,574,321 shares issued and outstanding, respectively)	18,721	15,286
Additional paid in capital	47,646,024	38,958,382
Distributable earnings (loss)	(925,615)	(117,905)
Total net assets	46,739,130	38,855,763
Total liabilities and net assets	$80,341,610	$71,283,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	September 30, 2025	December 31, 2024
Class I Shares:
Net assets	$31,594,584	$25,661,534
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,265,529,621	1,009,518,371
Net asset value per share	$24.97	$25.42
Class S Shares:
Net assets	$14,535,807	$12,611,626
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	582,232,548	496,136,844
Net asset value per share	$24.97	$25.42
Class D Shares:
Net assets	$608,739	$582,603
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	24,382,482	22,919,106
Net asset value per share	$24.97	$25.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,704,842	$1,534,454	$5,005,324	$4,390,085
Payment-in-kind interest income	119,381	86,045	313,170	273,235
Dividend income	25,652	442	38,917	487
Fee income	1,573	3,528	18,448	9,982
From non-controlled/affiliated investments:
Interest income	184	—	296	—
Payment-in-kind interest income	782	—	918	—
Dividend income	1,096	—	1,096	13
From controlled/affiliated investments:
Interest income	2,960	846	6,448	2,327
Payment-in-kind interest income	3,495	7,634	12,641	8,343
Dividend income	75,692	64,207	223,642	224,441
Total investment income	1,935,657	1,697,156	5,620,900	4,908,913
Expenses:
Interest expense	483,857	452,804	1,441,501	1,349,019
Management fees (Note 3)	145,621	112,634	413,502	312,344
Income based incentive fees (Note 3)	160,605	139,413	464,172	398,969
Capital gains based incentive fees (Note 3)	—	—	—	—
Distribution and shareholder servicing fees
Class S	30,903	24,940	88,602	69,675
Class D	394	331	1,189	892
Professional fees	2,989	2,780	5,714	9,510
Board of Trustees’ fees	230	225	708	671
Administrative service expenses (Note 3)	3,067	1,408	7,336	5,149
Other general and administrative	6,722	3,889	18,707	12,501
Amortization of continuous offering costs	984	1,116	3,162	2,613
Total expenses before tax expense	835,372	739,540	2,444,593	2,161,343
Net investment income before tax expense	1,100,285	957,616	3,176,307	2,747,570
Excise and other tax expense	7,346	6,990	16,894	25,352
Net investment income after tax expense	1,092,939	950,626	3,159,413	2,722,218
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(243,924)	(42,971)	(254,785)	158,127
Non-controlled/affiliated investments	3,167	(92)	2,839	(512)
Controlled/affiliated investments	(20,179)	(22,621)	(74,149)	(124,479)
Derivative instruments (Note 6)	67,003	(8,485)	5,654	9,438
Foreign currency and other transactions	(627)	(7,609)	2,421	2,555
Income tax (provision) benefit	4,438	—	(598)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(190,122)	(81,778)	(318,618)	45,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(58,768)	$(61,988)	$(95,258)	$(126,497)
Derivative instruments (Note 6)	(27,256)	(14,196)	(186,118)	(14,578)
Foreign currency and other transactions	(9,410)	7,941	7,024	11,989
Extinguishment of debt	—	—	(794)	—
Current tax expense on realized gains	(2,622)	—	(3,864)	—
Net realized gain (loss), net of tax expense	(98,056)	(68,243)	(279,010)	(129,086)
Net realized and change in unrealized gain (loss)	(288,178)	(150,021)	(597,628)	(83,957)
Net increase (decrease) in net assets resulting from operations	$804,761	$800,605	$2,561,785	$2,638,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations:
Net investment income after tax expense	$1,092,939	$950,626	$3,159,413	$2,722,218
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(190,122)	(81,778)	(318,618)	45,129
Net realized gain (loss), net of tax expense	(98,056)	(68,243)	(279,010)	(129,086)
Net increase (decrease) in net assets resulting from operations	804,761	800,605	2,561,785	2,638,261
Distributions to common shareholders:
Class I	(824,877)	(613,824)	(2,318,608)	(1,700,840)
Class S	(351,104)	(278,214)	(1,001,734)	(778,887)
Class D	(16,147)	(13,444)	(49,152)	(36,237)
Net decrease in net assets resulting from distributions	(1,192,128)	(905,482)	(3,369,494)	(2,515,964)
Share transactions:
Class I:
Proceeds from shares sold	2,334,017	1,817,606	7,197,001	5,618,350
Share transfers between classes	119,101	30,939	203,836	101,404
Distributions reinvested	376,093	285,248	1,059,933	787,774
Repurchased shares, net of early repurchase deduction	(586,281)	(436,427)	(1,985,258)	(1,225,023)
Net increase (decrease) from share transactions	2,242,930	1,697,366	6,475,512	5,282,505
Class S:
Proceeds from shares sold	675,173	733,227	2,233,734	2,402,991
Share transfers between classes	(42,708)	(30,977)	(118,397)	(102,323)
Distributions reinvested	180,966	138,243	511,197	380,424
Repurchased shares, net of early repurchase deduction	(183,913)	(107,743)	(448,668)	(322,351)
Net increase (decrease) from share transactions	629,518	732,750	2,177,866	2,358,741
Class D:
Proceeds from shares sold	32,323	36,765	150,170	158,603
Share transfers between classes	(76,393)	38	(85,439)	919
Distributions reinvested	2,880	2,429	9,447	6,032
Repurchased shares, net of early repurchase deduction	(23,459)	(4,002)	(36,480)	(16,941)
Net increase (decrease) from share transactions	(64,649)	35,230	37,698	148,613
Total increase (decrease) in net assets	2,420,432	2,360,469	7,883,367	7,912,156
Net assets, beginning of period	44,318,698	34,086,124	38,855,763	28,534,437
Net assets, end of period	$46,739,130	$36,446,593	$46,739,130	$36,446,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,561,785	$2,638,261
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	326,095	(33,136)
Net change in unrealized (appreciation) depreciation on derivative instruments	(5,654)	(9,438)
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	(2,421)	(2,555)
Net realized (gain) loss on investments	95,258	126,497
Net realized (gain) loss on derivative instruments	—	14,578
Net realized (gain) loss on foreign currency and other transactions	(7,024)	(11,989)
Net change due to hedging activity	(2,623)	—
Payment-in-kind interest capitalized	(338,179)	(286,773)
Net accretion of discount and amortization of premium	(201,596)	(153,853)
Amortization of deferred financing costs	26,242	29,581
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	31,225	24,199
Amortization of offering costs	3,162	2,613
Purchases of investments	(16,582,977)	(16,186,297)
Proceeds from sale of investments and principal repayments	8,934,973	5,730,397
Changes in operating assets and liabilities:
Interest receivable	16,637	(126,136)
Dividend receivable	(10,174)	4,584
Receivable from broker	(53,258)	115,904
Receivable for investments	(268,131)	(501,493)
Payable for investments	(71,821)	31,297
Management fees payable	25,518	25,362
Income based incentive fees payable	15,881	16,470
Interest payable	101,727	27,415
Due to affiliates	(7,773)	147
Accrued expenses and other liabilities	(11,935)	1,630
Net cash provided by (used in) operating activities	(5,425,063)	(8,522,735)
Cash flows from financing activities:
Borrowings on debt	9,382,511	6,135,797
Repayments on debt	(9,045,062)	(3,040,077)
Deferred financing costs paid	(27,102)	(57,698)
Debt issuance costs paid	(22,898)	(4,525)
Deferred offering costs paid	(2,558)	(3,317)
Proceeds from issuance of Common Shares	9,580,905	8,179,944
Repurchased shares, net of early repurchase deduction paid	(2,207,689)	(1,549,969)
Dividends paid in cash	(1,712,439)	(1,277,857)
Net cash provided by (used in) financing activities	5,945,668	8,382,298
Net increase (decrease) in cash and cash equivalents	520,605	(140,437)
Effect of foreign exchange rate changes on cash and cash equivalents	(9,281)	12
Cash and cash equivalents, beginning of period	1,650,679	1,481,770
Cash and cash equivalents, end of period	$2,162,003	$1,341,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$1,656,792	$1,513,206
Distribution payable	408,239	310,553
Reinvestment of dividends during the period	1,580,577	1,174,230
Accrued but unpaid deferred financing costs	—	175
Accrued but unpaid debt issuance costs	1,969	1,966
Accrued but unpaid offering costs	—	616
Share repurchases accrued but not yet paid	793,648	547,722
Excise and other taxes paid	34,890	26,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.83%	7/25/2025	5/25/2029	$41,188	$30,791	$23,902	0.05%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.83%	7/25/2025	5/25/2029	5,912	4,398	3,431	0.01
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.25%	8.57%	7/25/2025	5/25/2029	35,616	24,962	17,274	0.04
Atlas CC Acquisition Corp.	(5)(7)(10)	P +	3.00%	10.25%	7/25/2025	5/25/2029	5,679	70	5,355	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.51%	1/7/2021	12/27/2027	32,138	32,115	32,138	0.07
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.51%	1/10/2025	12/27/2027	138,336	137,286	138,336	0.30
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.75%	10/31/2024	11/4/2031	174,133	172,617	173,262	0.37
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.75%	10/31/2024	11/4/2031	26,244	25,833	25,904	0.06
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.19%	1/9/2023	1/9/2030	2,329	2,281	2,314	0.00
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.19%	3/18/2025	1/9/2030	353	350	351	0.00
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.29%	7/7/2025	1/9/2030	92	92	92	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	3/28/2025	3/28/2032	66,638	65,873	66,196	0.14
Karman Holdings, Inc.	(4)(6)(8)	SOFR +	3.50%	7.50%	4/1/2025	4/1/2032	24,938	24,706	25,093	0.05
Loar Group, Inc.	(4)(6)(7)(11)	SOFR +	4.25%	8.41%	7/28/2022	5/10/2030	280,968	278,305	280,028	0.60
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.00%	12/5/2023	12/5/2030	54,933	53,783	53,654	0.11
Peraton Corp.	(10)	SOFR +	3.75%	8.01%	2/1/2021	2/1/2028	14,209	14,224	12,020	0.03
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.50%	11/28/2023	2/28/2031	8,890	8,913	8,896	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.50%	8/22/2025	8/19/2032	3,000	3,004	3,000	0.01
Vertex Aerospace Services Corp.	(6)(10)	SOFR +	2.25%	6.41%	12/6/2021	12/6/2030	11,585	11,551	11,588	0.02
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	4.50%	8.66%	5/20/2025	5/20/2032	154,423	153,325	154,037	0.33
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	5/20/2025	5/20/2032	4,320	4,051	4,144	0.01
								1,048,530	1,041,015	2.23

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.90%	6/11/2021	6/11/2027		$227,641	$226,399	$227,641	0.49%
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.90%	12/21/2021	6/11/2027		51,050	50,734	51,050	0.11
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.90%	7/25/2022	6/11/2027		93,024	92,379	93,024	0.20
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	3/19/2025	6/11/2027		24,218	24,126	24,218	0.05
ENV Bidco, AB	(4)(6)(7)(8)	E +	5.00%	7.00%	12/12/2024	7/19/2029	EUR	114,257	114,276	133,742	0.29
ENV Bidco, AB	(4)(6)(10)	SOFR +	5.00%	9.00%	12/12/2024	7/19/2029		114,097	112,661	114,097	0.24
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.63%	1/7/2021	12/9/2027		27,119	26,897	25,763	0.06
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.63%	2/4/2022	12/9/2027		134,638	133,350	127,906	0.27
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.56%	12/30/2022	12/30/2028		1,323	1,302	1,262	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.90%	12/13/2021	12/31/2028		268,064	265,593	239,918	0.51
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	14.20% PIK	11/27/2024	11/27/2029		9,973	9,833	9,973	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	11.20% PIK	11/27/2024	5/27/2030		30,202	30,202	30,202	0.06
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.25%	7.41%	8/6/2024	1/25/2029		7,489	7,489	7,407	0.02
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.00%	11/8/2024	7/26/2028		19,493	19,442	19,414	0.04
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	8.75%	3/21/2025	7/26/2028		84,094	82,850	84,409	0.18
									1,197,533	1,190,026	2.54
Airlines
Air Canada	(6)(8)	SOFR +	2.00%	6.17%	3/21/2024	3/14/2031		6,244	6,232	6,254	0.01
American Airlines, Inc.	(6)(8)	SOFR +	2.25%	6.58%	4/4/2025	4/20/2028		8,479	8,278	8,476	0.02
Vista Management Holding, Inc.	(6)(8)	SOFR +	3.75%	8.04%	4/1/2025	4/1/2031		17,769	17,647	17,917	0.04
									32,157	32,647	0.07
Auto Components
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.66%	7/16/2024	5/6/2030		4,846	4,816	4,854	0.01
Clarios Global, LP	(6)(8)	SOFR +	2.75%	6.91%	4/10/2025	1/28/2032		8,636	8,425	8,653	0.02
Dellner Couplers Group, AB	(5)(6)(8)	E +	5.43%	7.34%	6/20/2024	6/18/2029	EUR	23,500	25,015	27,668	0.06
									38,256	41,175	0.09
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.25%	1/31/2025	3/31/2028		43,977	43,977	44,019	0.09
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	8.75%	5/6/2025	5/8/2030		60,260	59,706	60,110	0.13
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	8.00%	5/6/2025	5/8/2030		35,152	34,990	35,152	0.08
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	6.26%	1/7/2021	11/15/2027		37	37	37	0.00
MannKind Corp.	(4)(5)(6)(7)(14)	SOFR +	5.00%	9.00%	8/6/2025	8/6/2030		44,388	43,635	43,611	0.09
									138,368	138,910	0.30

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Broadline Retail
Peer Holding III, BV	(6)(8)	SOFR +	2.50%	6.50%	6/26/2024	7/1/2031		$6,948	$6,948	$6,963	0.01%
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	9.78%	7/25/2022	8/1/2028		25,285	25,082	24,379	0.05
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	7.50%	4/15/2021	4/12/2028		4,780	4,764	4,552	0.01
ES Group Holdings III, Ltd.	(4)(6)(8)	E +	5.75%	7.75%	11/22/2021	4/23/2028	EUR	30,879	33,775	30,635	0.07
ES Group Holdings III, Ltd.	(4)(6)(10)	SOFR +	5.75%	10.13%	11/22/2021	4/23/2028		64,562	63,838	54,555	0.12
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.26%	2/26/2021	2/26/2027		108,727	108,274	104,650	0.22
Great Day Improvements, LLC	(4)(7)(13)	SOFR +	5.50%	9.78%	6/13/2024	6/13/2030		35,873	35,219	34,306	0.07
Griffon Corp.	(6)(8)	SOFR +	2.00%	6.00%	6/16/2025	1/24/2029		1,057	1,060	1,062	0.00
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.20%	1/7/2021	2/25/2027		43,474	43,357	39,562	0.08
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.20%	4/20/2022	2/25/2027		187,540	186,865	170,661	0.37
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.20%	1/7/2021	2/25/2027		6,319	6,301	5,750	0.02
Janus International Group, LLC	(6)(8)	SOFR +	2.50%	6.70%	6/16/2025	8/3/2030		1,304	1,299	1,309	0.00
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.42%	9/1/2021	9/1/2027		134,479	133,410	131,789	0.28
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.99%	6/6/2024	5/31/2031		40,449	40,124	39,550	0.08
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.63%	4/19/2022	5/1/2027		145,171	145,170	143,720	0.31
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.91%	3/28/2024	3/28/2031		4,455	4,474	4,477	0.01
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.25%	4/29/2022	4/29/2029		2,954	2,963	2,766	0.01
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.65%	1/7/2021	12/29/2026		59,520	59,289	47,169	0.10
									895,264	840,892	1.80
Capital Markets
Apex Group Treasury, LLC	(6)(8)	SOFR +	3.50%	7.75%	2/27/2025	2/27/2032		92,480	92,314	90,630	0.19
Aretec Group, Inc.	(6)(8)	SOFR +	3.50%	7.66%	5/29/2024	8/9/2030		11,273	11,261	11,285	0.02
FFML Holdco, Ltd.	(4)(6)(10)	B +	4.50%	7.53%	11/11/2022	11/30/2028	NZD	36,252	21,973	20,912	0.04
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	6.91%	1/31/2025	9/15/2031		16,862	16,828	16,885	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.75%	6.75%	7/25/2025	9/5/2031		16,285	16,021	16,282	0.03
Jane Street Group, LLC	(6)(8)	SOFR +	2.00%	6.20%	5/29/2025	12/15/2031		995	983	989	0.00
Osaic Holdings, Inc.	(6)(8)	SOFR +	3.00%	7.16%	8/22/2025	8/1/2032		3,000	3,000	3,002	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	10.76%	12/29/2023	10/30/2028		3,893	3,866	3,426	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.50%	5/14/2025	5/14/2031		44,082	43,932	44,082	0.09
Superannuation & Investments US, LLC	(6)(9)	SOFR +	3.00%	7.16%	7/18/2025	12/1/2028		12,926	12,886	13,009	0.03
The Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	3.00%	7.16%	6/5/2024	4/7/2028		19,728	19,733	19,764	0.04
									242,797	240,266	0.50

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
Charter Next Generation, Inc.	(10)	SOFR +	2.75%	6.93%	11/5/2024	11/29/2030	$6,917	$6,933	$6,945	0.01%
CI Maroon Holdings, LLC	(6)(8)	SOFR +	3.25%	7.35%	8/22/2025	3/3/2031	2,993	2,993	3,000	0.02
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	9.00%	6/13/2024	6/13/2031	232,777	230,614	229,939	0.49
Derby Buyer, LLC	(6)(9)	SOFR +	3.00%	7.18%	12/13/2024	11/1/2030	6,403	6,403	6,423	0.01
Formulations Parent Corp.	(4)(8)	SOFR +	4.00%	8.33%	4/10/2025	4/9/2032	25,000	24,766	25,188	0.05
Geon Performance Solutions, LLC	(10)	SOFR +	4.25%	8.51%	8/18/2021	8/18/2028	1,353	1,349	1,272	0.00
								273,058	272,767	0.58
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	8.03%	8/15/2025	8/18/2030	43,084	42,744	43,267	0.09
Anticimex, Inc.	(6)(9)	SOFR +	3.40%	7.76%	11/8/2021	11/16/2028	11,555	11,535	11,598	0.02
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	7.92%	4/30/2025	12/11/2028	10,295	10,314	10,313	0.02
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029	403,329	403,329	403,329	0.86
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.16%	12/20/2024	10/2/2030	218,447	214,901	218,447	0.47
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.75%	7.91%	7/2/2025	7/9/2032	14,499	14,374	14,566	0.03
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	4/17/2025	4/17/2032	92,992	92,049	92,911	0.20
EAB Global, Inc.	(9)	SOFR +	3.00%	7.16%	8/16/2021	8/16/2030	13,240	13,225	12,933	0.04
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.50%	6/13/2025	6/13/2032	71,844	71,400	71,380	0.15
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.78%	3/13/2025	3/12/2032	41,113	40,337	40,471	0.09
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.56%	3/13/2025	3/12/2032	148,148	146,786	147,408	0.32
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.53%	8/31/2021	8/31/2028	8,800	8,763	7,854	0.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.25%	9.51%	4/30/2025	11/17/2029	100,940	99,847	100,940	0.22
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.25%	9.84%	4/30/2025	11/17/2029	26,919	26,281	26,643	0.06
Garda World Security, Corp.	(6)(8)	SOFR +	3.00%	7.17%	2/7/2025	2/1/2029	20,758	20,758	20,810	0.04
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.16%	8/27/2024	8/28/2030	250,138	247,070	245,136	0.52
Gatekeeper Systems, Inc.	(4)(7)(10)	SOFR +	5.00%	9.16%	8/27/2024	8/28/2030	25,678	24,712	24,077	0.05
GBT US III, LLC	(6)(8)	SOFR +	2.50%	6.81%	2/4/2025	7/25/2031	3,970	3,970	3,983	0.01
GFL Environmental Services USA, Inc.	(6)(8)	SOFR +	2.50%	6.67%	4/11/2025	3/3/2032	1,500	1,475	1,502	0.00
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	9.00%	9/26/2024	9/30/2031	165,152	162,323	163,501	0.35
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.50%	1/2/2025	1/2/2032	120,552	119,475	120,552	0.26
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	1/2/2025	1/2/2032	4,489	4,261	4,489	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.56%	10/2/2023	10/2/2030		$54,128	$53,065	$54,128	0.12%
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	9.25%	10/2/2023	10/2/2030		5,104	5,020	5,104	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.25%	2/4/2025	10/2/2030		1,934	1,810	1,934	0.00
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	10/2/2023	10/2/2029		1,574	1,430	1,574	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.29%	12/15/2021	12/15/2027		136,960	135,996	136,960	0.29
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.29%	11/9/2023	12/15/2027		53,541	52,823	53,541	0.11
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.29%	12/15/2021	12/15/2027		95,087	94,470	95,087	0.20
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.27%	6/28/2024	12/15/2027		80,385	79,897	80,385	0.17
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	5/9/2025	12/15/2027		49,502	48,779	49,502	0.11
JSG II, Inc.	(8)	SOFR +	4.50%	8.92%	1/7/2021	6/28/2026		59,564	59,521	59,564	0.13
JSG II, Inc.	(8)	SOFR +	4.50%	8.92%	1/7/2021	6/28/2026		64	64	64	0.00
JSG II, Inc.	(4)(10)	SOFR +	4.50%	8.66%	9/30/2025	9/30/2032		353,737	351,968	351,968	0.75
JSG II, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	9/30/2025	9/30/2032		3,358	2,903	2,903	0.01
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.25% (incl. 3.00% PIK)	12/29/2021	11/8/2031		242,580	240,914	242,580	0.52
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.25% (incl. 3.00% PIK)	1/7/2021	11/8/2031		46,438	46,086	46,438	0.10
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	9.25% (incl. 3.00% PIK)	11/8/2024	11/8/2031		579,930	574,278	579,245	1.24
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.26%	12/10/2021	12/10/2027		102,005	101,212	101,959	0.22
Knowledge Pro Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.26%	6/11/2025	12/10/2027		1,143	1,133	1,143	0.00
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.91%	10/19/2021	10/19/2028		46,121	45,719	39,548	0.08
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.93%	10/19/2021	10/19/2028		20,577	20,398	17,644	0.04
Lsf12 Crown US Commercial Bidco, LLC	(7)(8)	SOFR +	3.50%	7.66%	7/14/2025	12/2/2031		96,989	93,732	97,130	0.21
Minerva Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	9.22%	7/29/2025	11/16/2030	GBP	6,532	8,502	8,538	0.02
OMNIA Partners, LLC	(8)	SOFR +	2.50%	6.81%	1/26/2024	7/25/2030		9,925	9,893	9,941	0.02
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.44%	12/1/2021	12/1/2027		187,232	185,867	187,232	0.40
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	4.75%	8.92%	12/1/2021	12/1/2027		217,534	215,511	217,534	0.47
Pearce Intermediate Holdings, Inc.	(4)(11)	SOFR +	4.75%	8.91%	6/2/2021	6/2/2029		81,689	81,065	81,689	0.17
Pearce Intermediate Holdings, Inc.	(4)(5)(7)(11)	SOFR +	4.75%	9.10%	6/29/2023	6/2/2029		37,616	37,201	37,616	0.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Pearce Intermediate Holdings, Inc.	(4)(11)	SOFR +	4.75%	8.91%	11/6/2024	6/2/2029	$113,850	$112,936	$113,850	0.24%
Polyphase Elevator Holding, Co.	(4)(5)(7)(11)	SOFR +	6.00%	10.10%	6/23/2021	6/23/2027	6,033	6,009	5,489	0.01
Polyphase Elevator Holding, Co.	(4)(5)(11)	SOFR +	6.00%	10.10%	12/21/2021	6/23/2027	10,739	10,739	9,827	0.02
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	6.13%	11/20/2024	10/13/2030	1,485	1,485	1,483	0.00
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	1.75%	6.00%	4/4/2025	3/7/2032	6,468	6,352	6,416	0.01
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.50%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.01
Pye-Barker Fire & Safety, LLC	(4)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031	13,816	13,761	13,816	0.03
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.70%	5/22/2025	5/24/2032	23,327	23,037	23,138	0.05
TEI Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.75%	12/13/2024	12/15/2031	146,288	144,992	146,288	0.31
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	12/13/2024	12/15/2031	7,025	6,615	6,782	0.01
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.31%	6/20/2024	6/20/2030	74,808	74,219	74,808	0.16
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.29%	6/20/2024	6/20/2030	20,121	19,849	20,121	0.04
The Hiller Companies, LLC	(4)(7)(10)	SOFR +	5.00%	9.31%	7/17/2025	6/20/2030	4,452	4,369	4,323	0.01
TRC Cos, LLC	(8)	SOFR +	3.00%	7.16%	1/14/2025	12/8/2028	26,592	26,592	26,662	0.06
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.15%	1/21/2022	1/21/2029	8,871	8,850	7,664	0.02
Veregy Consolidated, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	4/16/2025	4/16/2031	140,981	139,754	140,375	0.30
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.45% (incl. 2.75% PIK)	7/31/2024	7/31/2031	191,531	189,949	191,531	0.41
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.45% (incl. 2.75% PIK)	7/31/2024	7/31/2031	17,965	17,850	17,965	0.04
								5,141,005	5,162,060	11.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Amentum Holdings, Inc.	(8)	SOFR +	2.25%	6.41%	4/4/2025	9/29/2031		$7,235	$7,033	$7,243	0.02%
Ampirical Solutions, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.25%	9/30/2025	9/30/2032		29,328	28,698	28,697	0.06
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	7.16%	1/27/2025	5/17/2028		34,178	34,178	34,263	0.07
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.53%	1/25/2024	1/27/2031		6,446	6,406	6,456	0.01
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.50%	5/10/2024	5/10/2031		66,525	65,865	66,394	0.14
Gannett Fleming, Inc.	(4)(7)(10)	SOFR +	4.75%	9.07%	8/5/2024	8/5/2030		374,740	369,803	372,307	0.80
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.60%	6/9/2023	12/31/2027		207,373	205,072	207,159	0.44
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.49%	2/28/2025	12/31/2027		16,231	16,120	16,231	0.03
Pave America Holding, LLC	(4)(10)	SOFR +	5.25%	9.25% (incl. 2.88% PIK)	8/29/2025	8/27/2032		77,940	77,169	77,161	0.17
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	8/29/2025	8/27/2032		9,735	9,397	9,397	0.02
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	4.50%	8.76%	3/2/2021	3/2/2028		15,170	15,118	15,095	0.03
Peak Utility Services Group, Inc.	(4)(5)(11)	SOFR +	4.50%	8.76%	3/2/2021	3/2/2028		2,023	2,018	2,013	0.00
Pike Electric Corp.	(8)	SOFR +	3.00%	7.28%	6/7/2022	1/21/2028		996	1,005	1,003	0.00
Thermostat Purchaser III, Inc.	(7)(10)	SOFR +	4.25%	8.25%	6/20/2024	8/31/2028		9,875	9,796	9,892	0.02
Touchdown Acquirer, Inc.	(6)(8)	SOFR +	2.75%	6.95%	6/2/2025	2/21/2031		995	974	995	0.00
Touchdown Acquirer, Inc.	(4)(5)(6)(8)	E +	4.25%	6.30%	6/2/2025	2/21/2031	EUR	32,688	35,471	38,617	0.08
									884,123	892,923	1.89
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	6.41%	2/18/2025	2/10/2032		14,925	14,830	14,932	0.03
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.91%	10/23/2024	9/20/2030		2,963	2,963	2,975	0.01
									17,793	17,907	0.04
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(10)	SOFR +	4.50%	8.50%	4/30/2025	5/5/2032		85,794	84,987	85,366	0.18
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	4/30/2025	5/5/2032		1,118	1,053	1,084	0.00
									86,040	86,450	0.18

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.39%	12/13/2024	7/18/2029	$5,201	$5,219	$5,229	0.01%
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	9.75%	10/18/2022	9/30/2028	11,213	10,984	11,213	0.02
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.75%	9.75%	3/20/2025	9/30/2028	1,364	1,351	1,364	0.00
Berlin Packaging, LLC	(8)	SOFR +	3.25%	7.53%	7/25/2025	6/7/2031	18,767	18,796	18,845	0.04
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.34%	4/13/2022	4/13/2029	13,989	13,792	13,986	0.03
Clydesdale Acquisition Holdings, Inc.	(7)(9)	SOFR +	3.25%	7.41%	4/1/2025	4/1/2032	9,679	9,584	9,675	0.02
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.66%	7/31/2024	8/4/2027	7,708	7,708	7,717	0.02
MAR Bidco S.à r.l.	(5)(6)(9)	SOFR +	4.20%	8.58%	6/28/2021	7/6/2028	3,789	3,782	3,212	0.01
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.19%	4/9/2024	9/15/2028	16,069	16,069	16,150	0.03
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.41%	3/3/2021	3/3/2028	24,299	24,065	24,212	0.05
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.75%	10/18/2024	9/15/2028	11,994	11,994	11,800	0.03
								123,344	123,403	0.26
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	5.50%	9.80%	12/10/2021	12/11/2028	8,154	8,084	6,788	0.01
Bradyplus Holdings, LLC	(4)(11)	SOFR +	5.00%	9.31%	10/11/2024	10/31/2029	216,602	213,678	216,602	0.46
Bradyplus Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.31%	10/11/2024	10/31/2029	2,103	2,019	2,103	0.00
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.01%	11/1/2021	11/2/2026	29,420	29,257	27,728	0.06
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.25%	11.69% (incl. 3.25% PIK)	11/1/2022	6/23/2028	15,924	15,698	14,331	0.03
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	12/31/2021	6/23/2028	26,833	26,629	24,015	0.05
NDC Acquisition Corp.	(4)(11)	SOFR +	5.00%	9.16%	3/9/2021	3/9/2028	21,488	21,346	21,488	0.05
NDC Acquisition Corp.	(4)(5)(7)(11)	SOFR +	5.00%	9.31%	3/9/2021	3/9/2028	343	320	343	0.00
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.00% (incl. 1.75% PIK)	4/9/2024	4/9/2030	174,216	173,862	174,203	0.37
S&S Holdings, LLC	(9)	SOFR +	5.00%	9.27%	3/11/2021	3/11/2028	7,731	7,743	7,717	0.02
S&S Holdings, LLC	(9)	SOFR +	5.00%	9.17%	4/3/2025	10/1/2031	3,940	3,783	3,832	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.91%	1/7/2021	11/13/2026	81,172	81,031	78,533	0.17
								583,450	577,683	1.23

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.42%	7/19/2024	7/24/2030		$27,266	$26,829	$27,266	0.06%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.10%	7/19/2024	7/24/2030		8,119	7,989	8,119	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.30%	7/19/2024	7/24/2030		7,776	7,651	7,776	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.27%	7/19/2024	7/24/2030		21,031	20,694	21,031	0.04
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.31%	2/19/2025	7/24/2030		15,670	15,377	15,670	0.03
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.00%	12/20/2024	4/30/2030		174,097	172,767	174,097	0.37
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.93%	7/20/2021	7/20/2028		931,728	928,000	927,069	1.98
Cengage Learning, Inc.	(6)(11)	SOFR +	3.50%	7.67%	11/22/2024	3/22/2031		11,860	11,802	11,844	0.03
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	5.00%	9.00%	5/31/2024	5/31/2031		54,450	54,009	54,450	0.12
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	5/31/2024	5/31/2031		21,085	20,753	21,009	0.04
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.49%	3/27/2024	3/27/2030		51,066	50,302	50,044	0.11
DTA Intermediate II, Ltd.	(4)(5)(7)(11)	SOFR +	5.50%	9.53%	3/27/2024	3/27/2030		31,038	30,496	30,313	0.06
DTA Intermediate II, Ltd.	(4)(5)(11)(18)		11.50%	11.50%	9/18/2025	9/27/2030		32,996	32,996	32,996	0.07
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.50%	9.47%	9/18/2025	3/27/2030	GBP	20,744	27,548	27,341	0.06
Element Materials Technology Group US Holdings, Inc.	(6)(9)	SOFR +	3.68%	7.68%	6/24/2022	7/6/2029		7,328	7,284	7,386	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.58%	7/18/2023	7/18/2029		46,585	45,848	43,207	0.09
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.58%	7/18/2023	7/18/2029		8,575	8,460	7,953	0.02
Essential Services Holding Corp.	(4)(10)	SOFR +	5.00%	9.32%	6/17/2024	6/17/2031		69,595	69,028	68,899	0.15
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.00%	9.19%	6/17/2024	6/17/2031		1,811	1,681	1,648	0.00
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.01%	10/12/2021	12/31/2026		88,409	87,885	86,199	0.18
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.66%	2/1/2024	12/21/2029		64,222	63,991	55,797	0.12

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.47%	3/10/2022	3/12/2029		$9,671	$9,623	$9,629	0.02%
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.33%	11/20/2023	3/12/2029	27,020		26,579	26,901	0.06
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/10/2032	EUR	1,367	1,578	1,589	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/10/2032	EUR	558	644	649	0.00
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.41%	12/15/2021	12/15/2028	17,429		17,365	16,514	0.04
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.33%	8/7/2025	7/10/2032	EUR	1,599	1,846	1,859	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.33%	8/7/2025	7/10/2032	EUR	3,525	4,068	4,097	0.01
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	8.75%	12/19/2024	12/19/2031	276,584		274,205	274,859	0.59
Spring Education Group, Inc.	(8)	SOFR +	3.25%	7.25%	9/29/2023	10/5/2030	13,544		13,422	13,605	0.03
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	9.30%	5/1/2024	5/1/2031	198,000		196,421	196,020	0.42
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	5.00%	9.00%	5/1/2024	5/1/2031	28,901		28,425	28,063	0.06
University Support Services, LLC	(9)	SOFR +	2.75%	6.91%	2/10/2022	2/10/2029	9,021		8,973	8,898	0.02
									2,274,539	2,262,797	4.84
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.16%	12/28/2023	1/31/2031	5,910		5,928	5,921	0.01
Diversified Telecommunication Services
Radiate Holdco, LLC	(10)	SOFR +	5.00%	9.28% (incl. 1.50% PIK)	6/30/2025	9/25/2029	23,181		23,170	18,776	0.04
Zacapa, LLC	(6)(9)	SOFR +	3.75%	7.75%	10/29/2024	3/22/2029	10,362		10,362	10,390	0.02
									33,532	29,166	0.06
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	6.41%	8/7/2025	2/26/2032	2,225		2,231	2,231	0.00
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	7/1/2025	7/1/2032	79,762		78,737	78,579	0.17
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.20%	3/26/2021	3/26/2027	60,565		60,246	60,565	0.13
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.20%	7/27/2023	3/26/2027	53,583		53,015	53,583	0.11
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.00%	9.20%	5/9/2024	3/26/2027	62,768		61,823	62,584	0.13
									256,052	257,542	0.54

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.06%	8/17/2021	8/17/2031		$253,944	$252,317	$253,879	0.54%
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	9.00%	7/31/2025	7/31/2031		120,006	118,506	118,478	0.25
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.50%	8.80%	8/8/2024	8/8/2030		326,137	321,719	325,566	0.70
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.70%	6/21/2021	6/21/2028		35,119	34,937	35,189	0.08
									727,479	733,112	1.57
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.10%	1/7/2021	12/23/2026		24,799	24,697	24,303	0.05
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.10%	1/7/2021	12/23/2026		7,443	7,425	7,295	0.02
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.35%	1/7/2021	12/23/2026		1,909	1,905	1,871	0.00
Duro Dyne National Corp.	(4)(7)(10)	SOFR +	4.75%	8.91%	11/15/2024	11/15/2031		188,707	186,959	188,534	0.40
Duro Dyne National Corp.	(4)(5)(7)(10)	P +	3.75%	11.00%	11/15/2024	11/15/2031		920	618	920	0.00
Dwyer Instruments, LLC	(4)(10)	SOFR +	4.75%	8.75%	11/15/2024	7/30/2029		46,329	45,951	46,329	0.10
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	11/15/2024	7/30/2029		587	503	556	0.00
Electro Switch Business Trust, LLC	(4)(10)	SOFR +	4.75%	8.75%	9/2/2025	9/2/2032		169,865	168,445	168,166	0.36
Electro Switch Business Trust, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	9/2/2025	9/2/2032		1,171	1,100	937	0.00
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.52%	9/2/2025	8/30/2032		28,965	28,660	28,637	0.06
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.32%	3/2/2021	3/2/2028		19,713	19,647	19,258	0.04
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.81%	7/1/2024	7/1/2031		35,587	35,000	35,193	0.08
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	9.08%	11/20/2023	11/20/2030		42,490	42,119	42,490	0.09
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.50%	7/1/2024	7/1/2030	EUR	2,102	2,305	2,468	0.01
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.50%	7/1/2024	7/1/2031	EUR	63,797	67,673	74,901	0.16
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.50%	7/1/2024	7/1/2031		286,407	281,842	285,886	0.61
									914,849	927,744	1.98

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.68%	8.87%	8/20/2024	8/20/2031		$8,744	$8,603	$8,744	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.68%	8.87%	8/20/2024	8/20/2030		568	547	568	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.23%	3/15/2024	3/15/2031		32,422	31,669	32,032	0.07
									40,819	41,344	0.09
Entertainment
OEG Borrower, LLC	(8)	SOFR +	3.50%	7.64%	4/22/2025	6/30/2031		8,129	8,020	8,190	0.02
Renaissance Holdings Corp.	(9)	SOFR +	4.00%	8.16%	12/6/2024	4/5/2030		2,492	2,492	2,166	0.00
									10,512	10,356	0.02
Financial Services
Atlas Securitized Products Funding 2, LP	(4)(5)(6)(7)(8)	SOFR +	1.50%	5.78%	3/28/2024	5/25/2063		146,690	142,983	145,700	0.31
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.25%	8.25%	11/18/2024	11/18/2031		43,170	42,792	43,170	0.09
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.25%	11/18/2024	11/18/2031		4,768	4,579	4,716	0.01
Citrin Cooperman Advisors, LLC	(7)(8)	SOFR +	3.00%	7.00%	8/22/2025	4/1/2032		4,227	4,235	4,213	0.01
DM Intermediate Parent, LLC	(4)(7)(10)	SOFR +	4.75%	8.91%	9/30/2024	9/30/2030		104,050	102,189	103,237	0.22
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.47%	3/27/2025	3/27/2032	GBP	84,561	107,480	111,451	0.24
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.41%	6/17/2024	6/17/2031		64,576	64,312	64,590	0.14
More Cowbell II, LLC	(4)(10)	SOFR +	4.25%	8.02%	9/3/2025	9/1/2030		93,097	92,760	93,097	0.20
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.09%	9/3/2025	9/1/2029		643	498	616	0.00
PKF O'Connor Davies Advisory, LLC	(4)(7)(10)	SOFR +	4.50%	8.57%	11/15/2024	11/18/2031		84,360	83,406	84,156	0.18
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	8.75%	4/4/2024	4/4/2031		37,752	37,466	37,737	0.08
Solera, LLC	(9)(18)	SOFR +	4.00%	8.57%	6/4/2021	6/2/2028		32,244	32,099	31,145	0.07
									714,799	723,828	1.55
Food Products
Dreyers Grand Ice Cream, Inc.	(6)(8)	SOFR +	2.00%	6.20%	4/4/2025	9/30/2031		3,980	3,910	3,956	0.01
Froneri US, Inc.	(6)(8)	SOFR +	2.00%	6.20%	8/22/2025	8/2/2032		3,000	3,000	2,997	0.01
Snacking Investments US, LLC	(6)(11)	SOFR +	4.00%	8.31%	1/7/2021	12/18/2026		4,792	4,800	4,824	0.01
									11,710	11,777	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Gas Utilities
CQP Holdco, LP	(9)	SOFR +	2.00%	6.00%	4/4/2025	12/31/2030		$1,493	$1,477	$1,494	0.00%
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.91%	5/15/2024	5/15/2031		155,271	154,859	155,271	0.33
Health Care Equipment & Supplies
AEC Parent Holdings, Inc.	(9)(17)	SOFR +	5.75%	9.90%	6/13/2022	6/13/2029		24,619	23,004	18,887	0.04
Bamboo US BidCo, LLC	(4)(7)(11)	SOFR +	5.25%	9.56%	9/29/2023	9/30/2030		47,691	46,827	47,691	0.10
Bamboo US BidCo, LLC	(4)(11)	E +	5.25%	7.28%	9/29/2023	9/30/2030	EUR	75,312	78,595	88,420	0.19
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.56%	11/20/2024	9/30/2030		5,487	5,382	5,487	0.01
CSHC Buyerco, LLC	(4)(5)(11)	SOFR +	4.75%	9.01%	7/30/2025	9/8/2026		1,696	1,681	1,692	0.00
Ergotron Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.42%	7/6/2022	7/6/2028		62,185	61,629	62,185	0.13
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.65%	9/13/2021	9/13/2027		190,080	188,838	185,328	0.40
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.97%	9/13/2021	9/13/2027		48,139	47,857	46,935	0.10
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.40%	7/21/2022	7/20/2029		42,332	40,714	42,279	0.09
Natus Medical, Inc.	(5)(7)(9)	SOFR +	4.25%	8.51%	7/21/2022	7/21/2027		1,150	1,099	1,091	0.00
WS Audiology A/S	(6)(8)	SOFR +	3.50%	7.81%	6/27/2025	2/28/2029		11,782	11,782	11,752	0.03
Zeus, LLC	(4)(10)	SOFR +	6.00%	10.00% (incl. 3.00% PIK)	2/28/2024	2/28/2031		48,860	48,298	46,417	0.10
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.50%	2/28/2024	2/28/2031		4,552	4,397	4,061	0.01
									560,103	562,225	1.20
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(10)	CA +	5.00%	7.55%	8/10/2022	8/10/2029	CAD	258,891	199,474	186,025	0.40
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	7.55%	8/9/2024	8/10/2029	CAD	28,575	18,886	20,533	0.04
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.76%	8/2/2021	8/2/2027		11,170	11,039	9,344	0.02
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.26% (incl. 3.25% PIK)	7/7/2023	8/2/2028		137,046	135,441	125,397	0.27
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.48%	5/7/2021	5/7/2027		10,327	10,272	10,327	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.52%	5/7/2021	5/7/2027		8,493	8,453	8,493	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.37%	5/7/2021	5/7/2026		557	548	557	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.48%	4/14/2022	5/7/2027		248	247	248	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.62%	2/25/2022	2/25/2028		$20,839	$20,512	$19,953	0.04%
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.70%	8/27/2025	8/27/2032	129,814		127,523	127,513	0.27
Canadian Hospital Specialties, Ltd.	(4)(6)(11)	CA +	4.50%	7.37%	4/15/2021	4/14/2028	CAD	14,556	11,566	10,355	0.02
Canadian Hospital Specialties, Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.37%	4/15/2021	4/15/2027	CAD	3,330	2,318	2,354	0.01
Caramel Bidco, Limited	(4)(6)(8)	S +	6.00%	10.21%	2/11/2022	2/24/2029	GBP	60,000	79,068	66,573	0.14
Caramel Bidco, Limited	(4)(5)(6)(8)	S +	6.00%	10.21%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,513	0.01
Caramel Bidco, Limited	(4)(6)(8)	E +	6.00%	8.04%	2/24/2022	2/24/2029	EUR	14,000	15,598	13,560	0.03
Caramel Bidco, Limited	(4)(6)(8)	SOFR +	6.00%	10.26%	2/24/2022	2/24/2029	6,125		6,323	5,114	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.61% (incl. 4.00% PIK)	12/21/2021	12/21/2028	589,604		585,256	492,320	1.05
CNT Holdings I Corp.	(10)	SOFR +	2.25%	6.56%	4/3/2025	11/8/2032	5,473		5,407	5,475	0.01
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	8.75%	6/26/2025	6/26/2032	161,838		159,645	159,704	0.34
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	9.08%	7/22/2024	7/22/2031	70,138		69,805	70,088	0.15
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.76%	2/1/2022	2/1/2029	159,181		157,664	159,181	0.34
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.82%	8/1/2022	2/1/2029	21,304		20,949	21,304	0.05
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.41%	3/12/2021	4/3/2028	24,942		24,863	22,448	0.05
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.50%	12/28/2022	4/3/2028	9,820		9,680	8,838	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.41%	1/7/2021	10/4/2026	28,284		28,284	28,284	0.06
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	6.91%	11/1/2021	11/1/2028	995		998	998	0.00
Heartland Dental, LLC	(8)	SOFR +	3.75%	7.91%	8/7/2025	8/25/2032	5,910		5,915	5,907	0.01
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.75%	9/18/2024	9/30/2028	96,543		95,709	96,389	0.21
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.81%	4/29/2024	4/29/2030	275,562		275,152	270,843	0.58
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.11%	5/26/2021	10/15/2026	223,779		222,862	216,507	0.46
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	12/8/2023	12/6/2029	6,504		6,352	6,485	0.01
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.66%	2/13/2024	2/13/2031	37,270		36,982	37,270	0.08
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.78%	2/13/2024	2/13/2031	6,079		5,996	6,079	0.01
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.82%	2/13/2024	2/13/2031	5,512		5,477	5,512	0.01
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.76% (incl. 4.00% PIK)	7/16/2021	7/16/2030	535,090		533,513	473,318	1.01
Onex TSG Intermediate Corp.	(6)(8)	SOFR +	3.75%	8.00%	7/24/2025	8/6/2032	10,954		10,900	11,026	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.06%	12/13/2023	7/8/2028		$68,760	$68,681	$67,687	0.14%
ONS MSO, LLC	(4)(5)(7)(11)	P +	5.25%	12.50%	12/13/2023	7/8/2028		2,000	1,969	1,930	0.00
ONS MSO, LLC	(4)(11)	SOFR +	5.75%	10.06%	4/26/2024	7/8/2028		9,875	9,841	9,727	0.02
Pacific Dental Services, Inc.	(8)	SOFR +	2.50%	6.64%	4/3/2025	3/15/2031		4,926	4,885	4,928	0.01
Plasma Buyer, LLC	(4)(10)	SOFR +	5.75%	9.75%	5/12/2022	5/12/2029		92,567	91,553	77,525	0.17
Plasma Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	9.74%	5/12/2022	5/12/2028		14,402	14,276	12,051	0.03
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.95%	8/31/2022	8/31/2029		125,340	124,001	125,340	0.27
PPV Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.45%	9/6/2023	8/31/2029		12,653	12,384	12,653	0.03
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.76%	12/11/2024	3/9/2028		11,980	11,980	11,980	0.03
Raven Acquisition Holdings, LLC	(6)(7)(8)	SOFR +	3.00%	7.16%	4/10/2025	11/19/2031		2,793	2,724	2,795	0.01
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		514,164	509,245	498,739	1.07
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		122,845	120,107	117,341	0.25
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.43% (incl. 5.50% PIK)	6/1/2021	6/1/2028		717,356	712,883	686,868	1.47
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.82%	7/22/2025	12/4/2031		10,185	10,230	10,177	0.02
SpecialtyCare, Inc.	(4)(7)(11)	SOFR +	5.00%	9.26%	8/26/2025	12/18/2029		69,680	68,855	68,971	0.15
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	8.12%	8/26/2025	12/18/2029		475	447	475	0.00
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	9.00%	12/30/2021	1/2/2029		177,267	175,968	177,267	0.38
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	4/25/2024	1/2/2029		13,419	12,976	13,419	0.03
The Fertility Partners, Inc.	(4)(6)(10)	CA +	5.75%	8.59%	3/16/2022	3/16/2028	CAD	134,830	105,047	91,069	0.19
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	10.03%	3/16/2022	3/16/2028		45,321	44,881	42,601	0.09
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.60%	3/16/2022	9/16/2027	CAD	965	191	277	0.00
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	10.07%	7/15/2022	7/15/2028		9,427	9,339	9,144	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.07%	7/15/2022	7/15/2028		12,932	12,886	12,544	0.03
Unified Women's Healthcare, LP	(4)(7)(9)	SOFR +	5.00%	9.00%	6/16/2022	6/18/2029		871,691	871,533	871,691	1.87
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	9.16%	3/22/2024	6/18/2029		4,953	4,927	4,953	0.01
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	9.40%	3/22/2024	6/18/2029		3,246	3,222	3,246	0.01
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	9.00%	9/22/2025	6/18/2029		10,263	10,186	10,263	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.55%	11/18/2021	11/20/2028		$153,992	$153,061	$153,992	0.33%
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.65%	11/18/2021	11/20/2028		64,821	64,467	64,821	0.14
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.55%	8/16/2023	11/20/2028		6,191	6,127	6,191	0.01
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.52%	12/5/2022	11/20/2028		107	107	107	0.00
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.53%	8/16/2023	11/20/2028		13,431	13,056	13,431	0.03
Veonet Lense, GmbH	(6)(8)	S +	4.75%	8.72%	2/26/2025	3/14/2029	GBP	253,448	319,028	310,824	0.67
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.50% (incl. 5.25% PIK)	8/2/2024	6/30/2029		47,848	47,848	47,848	0.10
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		40,084	14,654	15,232	0.03
									6,545,266	6,264,942	13.40
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	5.25%	9.45%	5/29/2025	5/29/2031		167,779	166,706	166,769	0.36
athenahealth, Inc.	(9)	SOFR +	2.75%	6.91%	2/15/2022	2/15/2029		36,008	35,817	35,982	0.08
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.66%	3/11/2025	3/11/2032		88,253	87,344	87,832	0.19
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.66%	3/11/2025	3/11/2032		141,205	140,554	140,852	0.30
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.66%	5/16/2025	3/11/2032		193,997	193,081	193,512	0.41
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.00%	5/25/2022	5/25/2029		438,950	434,375	438,950	0.94
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.17%	5/25/2022	5/25/2029		31,760	31,228	31,760	0.07
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.00%	10/28/2022	5/25/2029		35,843	35,637	35,843	0.08
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.00%	10/28/2022	5/25/2029		244,919	243,984	244,919	0.52
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.00%	3/27/2024	5/25/2029		69,294	69,294	69,294	0.15
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.85%	7/2/2024	10/1/2029		362,405	357,249	362,405	0.78
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	2/14/2025	4/2/2031		41,532	40,937	41,498	0.09
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.03%	5/1/2024	5/1/2031		40,243	40,082	39,606	0.08
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.54%	3/1/2021	3/1/2028		71,173	70,437	71,173	0.15
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.38%	3/1/2021	3/1/2028		14,758	14,670	14,758	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.16%	8/30/2024	8/30/2031	$162,144	$160,483	$161,800	0.35%
CT Technologies Intermediate Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	8.91%	8/5/2025	8/30/2031	160,724	159,158	160,724	0.34
CT Technologies Intermediate Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	8.91%	7/10/2025	8/30/2031	69,024	68,359	69,024	0.15
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	7/10/2025	8/30/2031	30,395	30,054	30,395	0.07
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	8.91%	1/15/2025	1/19/2032	825,410	817,985	825,410	1.77
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	1/15/2025	1/19/2032	160,350	157,587	159,565	0.34
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	10.01%	10/29/2021	10/29/2028	102,024	101,163	102,024	0.22
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.42% (incl. 3.00% PIK)	11/8/2023	11/8/2029	187,979	186,764	179,520	0.38
Imprivata, Inc.	(8)	SOFR +	3.00%	7.00%	6/20/2025	12/1/2027	1,992	1,992	2,003	0.00
Kona Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.82%	7/23/2024	7/23/2031	214,019	211,822	211,799	0.45
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.82%	7/23/2024	7/23/2031	16,092	16,320	16,012	0.03
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.74%	7/1/2024	7/1/2030	7,469	7,305	7,469	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.75%	7/1/2024	7/1/2030	57,531	56,527	57,531	0.12
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.75%	7/1/2024	7/1/2030	1,743	1,652	1,743	0.00
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	7/21/2025	7/21/2032	22,327	22,027	22,040	0.05
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.75% (incl. 2.25% PIK)	4/30/2025	4/30/2032	45,403	44,942	45,134	0.10
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.50%	12/12/2024	8/31/2030	14,738	14,446	14,688	0.03
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	4.95%	9.11% (incl. 2.45% PIK)	8/23/2024	8/23/2031	189,661	187,762	189,530	0.41
Octane Purchaser, Inc.	(4)(7)(9)	SOFR +	4.25%	8.41%	5/19/2025	5/19/2032	167,453	166,493	166,858	0.36
Project Ruby Ultimate Parent Corp.	(4)(8)	SOFR +	2.75%	7.03%	7/18/2025	3/10/2028	9,065	9,065	9,080	0.02
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	9.29%	4/1/2022	4/2/2029	166,111	164,856	166,111	0.36
Vizient, Inc.	(9)	SOFR +	1.75%	5.91%	8/1/2024	8/1/2031	4,520	4,549	4,538	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	6.16%	8/6/2025	10/22/2029	6,446	6,446	6,458	0.01
								4,559,152	4,584,609	9.82

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.66%	7/23/2025	8/17/2028	$7,313	$7,313	$7,334	0.02%
Bally's Corp.	(6)(9)	SOFR +	3.25%	7.84%	10/1/2021	10/2/2028	9,585	9,541	9,333	0.02
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.41%	2/6/2023	2/6/2030	5,913	5,927	5,911	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.41%	6/16/2025	2/6/2031	2,709	2,713	2,706	0.01
Cedar Fair, LP	(6)(8)	SOFR +	2.00%	6.16%	6/18/2025	5/1/2031	1,194	1,191	1,188	0.00
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	10.28%	4/1/2022	4/2/2029	30,884	30,572	26,406	0.06
DK Crown Holdings, Inc.	(6)(8)	SOFR +	1.75%	6.00%	6/16/2025	3/4/2032	1,405	1,404	1,405	0.00
FanDuel Group Financing, LLC	(6)(9)	SOFR +	1.75%	5.75%	4/3/2025	11/30/2030	5,251	5,176	5,243	0.01
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	7.41%	1/27/2022	1/27/2029	22,462	22,165	22,455	0.05
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.91%	4/3/2025	1/28/2032	2,985	2,895	2,993	0.01
IRB Holding Corp.	(10)	SOFR +	2.50%	6.66%	12/11/2024	12/15/2027	24,801	24,769	24,834	0.05
Life Time, Inc.	(8)	SOFR +	2.00%	6.25%	8/14/2025	11/5/2031	2,342	2,350	2,343	0.01
Light & Wonder International, Inc.	(6)(9)	SOFR +	2.25%	6.39%	6/16/2025	4/14/2029	643	646	645	0.00
Mic Glen, LLC	(9)	SOFR +	3.25%	7.41%	7/29/2025	7/21/2028	12,630	12,630	12,716	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	5.91%	6/16/2024	9/12/2030	13,558	13,410	13,530	0.03
Penn Entertainment, Inc.	(6)(9)	SOFR +	2.50%	6.66%	6/16/2025	5/3/2029	2,266	2,269	2,267	0.00
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	7.29%	6/11/2024	4/4/2029	19,580	19,611	19,442	0.04
Tacala Investment Corp.	(10)	SOFR +	3.00%	7.16%	9/16/2025	1/31/2031	2,955	2,964	2,972	0.01
Voyager Parent, LLC	(6)(8)	SOFR +	4.75%	8.75%	7/18/2025	7/1/2032	107,800	103,628	108,151	0.23
Whatabrands, LLC	(9)	SOFR +	2.50%	6.66%	12/11/2024	8/3/2028	12,214	12,166	12,238	0.03
								283,340	284,112	0.62
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.28%	12/5/2024	7/31/2028	36,707	36,630	36,821	0.08
Madison Safety & Flow, LLC	(4)(8)	SOFR +	2.75%	6.91%	9/25/2025	9/26/2031	5,787	5,787	5,787	0.01
								42,417	42,608	0.09
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	5.91%	6/16/2025	2/15/2032	2,025	2,026	2,025	0.00
Calpine, Corp.	(8)	SOFR +	1.75%	5.91%	6/16/2025	1/31/2031	1,099	1,100	1,099	0.00
								3,126	3,124	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Industrial Conglomerates
Bettcher Industries, Inc.	(4)(9)	SOFR +	4.00%	8.00%	12/14/2021	12/14/2028		$6,883	$6,851	$6,917	0.01%
CEP V Investment 11 S.à r.l.	(4)(6)(7)(10)	SA +	6.52%	7.20%	5/6/2022	2/11/2028	CHF	47,449	48,056	57,619	0.12
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	8.51%	3/31/2023	2/23/2028	EUR	66,051	64,100	75,249	0.16
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	7.76%	8/12/2021	5/19/2028	11,663		11,642	11,743	0.03
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	7.15%	8/12/2022	8/13/2029	EUR	24,627	25,012	28,913	0.06
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	9.41%	8/12/2022	8/13/2029	33,241		32,766	33,241	0.07
									188,427	213,682	0.45
Insurance
Alera Group, Inc.	(9)	SOFR +	3.25%	7.41%	5/30/2025	5/30/2032	37,923		37,743	38,107	0.08
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.67%	7/31/2025	9/19/2031	6,114		6,062	6,103	0.01
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	9.17%	6/17/2024	8/31/2029	574,124		568,197	574,124	1.23
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.17%	6/17/2024	8/31/2029	116,583		115,610	116,480	0.25
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.25%	4/3/2025	1/30/2032	2,987		2,958	2,989	0.01
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	2.50%	6.64%	9/12/2025	5/26/2031	11,840		11,833	11,865	0.03
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	6.91%	6/14/2024	6/14/2031	19,762		19,686	19,803	0.04
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.75%	10/29/2021	10/29/2030	27,703		27,461	27,703	0.06
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.75%	11/17/2023	10/29/2030	26,748		26,377	26,748	0.06
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.75%	4/14/2022	10/29/2030	38,397		38,094	38,397	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	10/21/2024	10/29/2030	19,181		18,854	18,936	0.04
Foundation Risk Partners Corp.	(5)(10)	SOFR +	5.00%	9.13%	9/24/2025	10/29/2030	6,815		6,815	6,815	0.01
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	5.00%	9.24%	9/24/2025	10/29/2030	3,185		3,185	3,185	0.01
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.50%	9/30/2021	9/29/2028	239,731		238,154	239,731	0.51
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	9/30/2021	9/29/2028	586		579	586	0.00
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	4/28/2023	9/29/2028	4,296		4,123	4,296	0.01
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.78%	4/15/2024	4/23/2031	EUR	110,003	114,871	129,149	0.28
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.75%	7.78%	4/15/2024	4/23/2031	EUR	39,129	40,623	45,940	0.10
Higginbotham Insurance Agency, Inc.	(4)(6)(11)	SOFR +	4.50%	8.67%	7/3/2024	11/25/2028	89,517		89,453	89,517	0.19

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.25%	4/16/2021	4/14/2028		$19,040	$18,950	$19,040	0.04%
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.25%	4/16/2021	4/14/2028	81,672		80,981	81,589	0.17
High Street Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.50%	1/2/2025	4/14/2028	43,988		43,443	43,658	0.09
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.25%	4/16/2021	4/14/2028	76,470		75,902	76,470	0.16
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	7/18/2025	4/14/2028	6,169		5,934	5,707	0.01
HUB International, Ltd.	(8)	SOFR +	2.25%	6.58%	4/4/2025	6/20/2030	851		835	853	0.00
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	2.75%	6.91%	8/4/2025	2/15/2031	18,849		18,630	18,871	0.04
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	9.20%	8/27/2024	8/25/2028	266,046		264,560	264,677	0.57
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	8/29/2025	8/29/2032	88,402		87,357	87,357	0.19
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.11%	5/15/2025	5/15/2032	EUR	365	404	422	0.00
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.16%	1/28/2025	7/2/2031	9,875		9,875	9,888	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	4/17/2024	5/7/2031	GBP	14,988	18,586	19,935	0.04
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.28%	4/17/2024	5/7/2031	EUR	7,947	8,453	9,237	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.28%	4/17/2024	5/7/2031	EUR	7,010	7,232	8,147	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.28%	7/31/2025	5/7/2031	EUR	3,776	4,313	4,389	0.01
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	9.15%	10/14/2021	10/16/2028	23,788		23,641	23,788	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	11/17/2023	10/16/2028	23,789		23,558	23,347	0.05
Riser Merger Sub, Inc.	(4)(5)(10)	SOFR +	4.75%	8.75%	4/15/2025	10/31/2029	30,660		30,660	30,660	0.07
Riser Merger Sub, Inc.	(4)(5)(10)	S +	4.75%	8.72%	4/15/2025	10/31/2029	GBP	51,543	66,099	69,321	0.15
Riser Merger Sub, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	4/15/2025	10/31/2029	4,987		4,542	4,835	0.01
SelectQuote, Inc.	(4)(6)(20)	SOFR +	6.50%	10.76%	10/15/2024	9/30/2027	122,944		122,930	118,026	0.25
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.05%	4/3/2024	4/3/2030	206,109		204,680	206,109	0.44
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	9.50%	10/17/2024	10/17/2031	936,002		931,944	936,002	2.00
Simplicity Financial Marketing Group Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.00%	9.00%	12/31/2024	12/31/2031	48,663		48,142	48,603	0.10
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	5.75%	9.72%	9/25/2024	9/25/2031	GBP	44,570	58,788	59,942	0.13
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	5.75%	7.85%	9/25/2024	9/25/2031	EUR	1,177	1,318	1,382	0.00
SQ ABS Issuer, LLC	(4)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	18,739		18,620	18,786	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.55% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,607	$5,731	$5,409	0.01%
Tennessee Bidco, Limited	(4)(6)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	152,279	204,361	204,799	0.44
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	13,823	18,059	17,952	0.04
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.25%	9.65% (incl. 2.00% PIK)	7/1/2024	7/1/2031		$556,048	544,183	556,048	1.19
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	9.71% (incl. 2.00% PIK)	7/1/2024	7/1/2031	28,062		27,827	28,062	0.06
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.62% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	8,873	9,302	10,418	0.02
THG Acquisition, LLC	(4)(10)	SOFR +	4.75%	8.91%	10/31/2024	10/31/2031	66,645		66,066	66,645	0.14
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	10/31/2024	10/31/2031	555		490	555	0.00
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.91%	10/31/2024	10/31/2031	2,422		2,347	2,422	0.01
TIH Insurance Holdings, LLC	(7)(8)	SOFR +	2.75%	6.75%	12/6/2024	5/6/2031	19,652		19,312	19,551	0.04
USI, Inc.	(8)	SOFR +	2.25%	6.25%	12/23/2024	11/22/2029	6,812		6,812	6,811	0.01
USI, Inc.	(8)	SOFR +	2.25%	6.25%	12/23/2024	9/29/2030	7,435		7,345	7,434	0.02
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.00%	2/14/2025	4/3/2030	90,759		89,511	90,458	0.19
									4,552,401	4,608,079	9.84
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	12,403		12,281	12,093	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	7,262		7,191	7,080	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.68%	8/28/2024	10/30/2027	3,090		3,060	3,013	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	4,464		4,293	3,708	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	3,594		3,559	3,504	0.01
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.41%	8/28/2024	10/30/2027	22,126		21,909	21,573	0.05
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.41%	8/28/2024	10/30/2027	15,035		14,867	14,608	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	7.07%	7/16/2024	7/16/2031	35,155		35,067	35,097	0.08
Speedster Bidco, GmbH	(6)(9)	SOFR +	3.25%	7.24%	10/17/2024	12/10/2031	20,219		19,800	20,295	0.04
Speedster Bidco, GmbH	(6)(7)(8)	E +	3.50%	5.62%	10/17/2024	12/10/2031	EUR	33,908	35,830	40,088	0.09
Titan Acquisitionco New Zealand, Ltd.	(4)(6)(9)	B +	4.00%	6.80%	5/29/2025	4/17/2031	NZD	129,563	76,735	74,363	0.16
WH Borrower, LLC	(9)	SOFR +	4.75%	8.95%	2/20/2025	2/20/2032	39,900		39,718	39,993	0.09
									274,310	275,415	0.62

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.75%	6.75%	8/2/2024	2/1/2031		$2,499	$2,497	$2,505	0.01%
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2021	12/21/2029	29,758		29,468	29,758	0.06
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.99%	5/21/2024	12/21/2028	245,269		243,320	245,269	0.52
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	9.31%	5/2/2023	5/2/2030	1,568		1,533	1,561	0.00
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.50%	2/26/2025	2/26/2032	EUR	160	165	184	0.00
Denali TopCo, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	8/26/2025	8/26/2032	92,136		91,196	90,949	0.19
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.22%	7/1/2024	7/3/2031	GBP	40,356	50,192	53,325	0.11
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.22%	7/1/2024	7/3/2031	GBP	4,414	5,472	5,461	0.01
Infostretch Corporation	(4)(10)	SOFR +	5.75%	9.90%	4/1/2022	4/1/2028	177,053		175,578	158,462	0.34
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.76% (incl. 2.75% PIK)	4/11/2025	11/24/2028	1,108,328		1,096,920	1,108,328	2.37
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	14,272	17,585	16,939	0.04
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	7.89%	9/28/2022	9/28/2029	DKK	560,750	72,866	85,990	0.18
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.05%	9/28/2022	9/28/2029	NOK	599,094	55,006	58,531	0.13
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	7.93%	9/28/2022	9/28/2029	SEK	243,186	21,429	25,185	0.05
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	7.83%	9/28/2022	9/28/2029	EUR	110,819	106,933	126,854	0.27
Nephele III, BV	(4)(5)(6)(7)(8)	E +	5.00%	7.00%	3/31/2025	1/14/2032	EUR	267	285	309	0.00
Newfold Digital Holdings Group, Inc.	(4)(10)(17)	SOFR +	3.50%	7.84%	2/10/2021	2/10/2028	43,798		43,636	31,754	0.07
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.56%	3/25/2024	3/25/2031	541,322		537,566	541,322	1.16
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.25%	3/25/2024	3/25/2030	22,255		21,775	22,255	0.05
Park Place Technologies, LLC	(4)(5)(10)	SOFR +	5.25%	9.48%	3/25/2024	3/25/2031	44,304		44,040	44,304	0.09
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.05%	10/25/2021	10/25/2027	95,717		95,057	95,717	0.20

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.46%	5/26/2021	5/26/2027		$145,152	$144,454	$127,734	0.27%
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	9.26%	1/3/2025	6/15/2029	148,454		146,984	148,454	0.32
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.26%	2/5/2024	6/15/2029	15,860		15,715	15,711	0.03
Smartronix, LLC	(8)	SOFR +	4.50%	8.66%	2/7/2025	2/6/2032	340,571		332,465	342,699	0.73
Smartronix, LLC	(5)(7)(8)	SOFR +	3.50%	7.54%	2/7/2025	2/7/2030	4,789		4,521	4,759	0.02
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.03% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	17,547	20,004	18,181	0.04
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.53% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	6,584	7,525	6,822	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.10% (incl. 2.50% PIK)	10/14/2021	10/16/2028	6,754		7,002	5,960	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.41% (incl. 2.50% PIK)	10/14/2021	9/28/2028	13,582		13,419	11,986	0.03
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	23,993	29,563	28,476	0.06
Turing Holdco, Inc.	(4)(6)(10)	SOFR +	6.00%	10.30% (incl. 2.50% PIK)	5/3/2024	8/3/2028	31,934		31,307	28,182	0.06
Virtusa Corp.	(10)	SOFR +	3.25%	7.41%	6/21/2024	2/15/2029	14,751		14,765	14,603	0.03
									3,480,243	3,498,529	7.46
Life Sciences Tools & Services
Bidco Jupiter, Ltd.	(4)(6)(9)	E +	6.25%	8.25%	8/5/2022	8/27/2029	EUR	5,922	5,859	5,771	0.02
Bidco Jupiter, Ltd.	(4)(6)(10)	SOFR +	6.25%	10.25%	8/5/2022	8/27/2029	88,177		86,702	74,730	0.16
Cambrex Corp.	(4)(7)(10)	SOFR +	4.50%	8.66%	3/5/2025	3/5/2032	114,962		113,690	113,576	0.24
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	9.14%	12/17/2024	12/18/2031	132,684		130,325	131,353	0.28
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.25%	11/6/2024	11/6/2031	163,517		161,776	162,096	0.35
Parexel International, Inc.	(9)	SOFR +	2.50%	6.66%	1/27/2025	11/15/2028	7,358		7,372	7,372	0.02
PAS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	8/18/2025	8/18/2032	27,411		26,750	26,738	0.06
									532,474	521,636	1.13

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.03%	12/11/2024	12/10/2031	EUR	115,204	$118,899	$135,019	0.29%
Chart Industries, Inc.	(6)(9)	SOFR +	2.50%	6.79%	7/2/2024	3/16/2030		$5,048	5,048	5,083	0.01
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.72%	6/30/2025	3/31/2032	GBP	241	327	324	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.65%	6/30/2025	3/31/2032	EUR	86	100	101	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.89%	6/30/2025	3/31/2032	1,238		1,227	1,238	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.91%	6/30/2025	3/31/2032	595		582	588	0.00
Crosby US Acquisition Corp.	(9)	SOFR +	3.50%	7.66%	9/16/2024	8/16/2029	309		313	311	0.00
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.65%	9/11/2025	6/15/2030	1,052		1,052	1,054	0.00
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	10.46%	7/21/2021	7/21/2027	5,897		5,858	5,786	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.96%	12/20/2022	7/21/2027	229		227	225	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.71%	8/30/2022	7/21/2027	228		226	224	0.00
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	6.91%	3/4/2025	8/31/2028	6,860		6,860	6,881	0.01
SPX Flow, Inc.	(9)	SOFR +	2.75%	6.91%	8/1/2025	4/5/2029	8,651		8,651	8,701	0.02
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	3.00%	7.20%	3/14/2024	4/30/2030	17,364		17,364	17,427	0.04
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.03%	11/19/2021	11/19/2028	25,941		25,833	26,060	0.06
									192,567	209,022	0.44
Marine
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.41%	10/29/2021	10/29/2030	4,500		4,314	4,444	0.01
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	9.45%	6/9/2025	10/29/2030	227,513		225,836	227,513	0.49
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.50%	3/20/2024	4/7/2031	EUR	51,768	54,934	60,613	0.13
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.50%	3/20/2024	4/7/2031	4,522		4,433	4,522	0.01
									289,517	297,092	0.64
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.41%	4/4/2025	2/13/2032	5,224		5,093	5,223	0.01
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.94%	4/26/2024	4/26/2031	282,172		279,790	282,172	0.60
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.87%	4/26/2024	4/26/2031	18,039		17,493	16,141	0.03
McGraw-Hill Education, Inc.	(10)	SOFR +	2.75%	6.91%	9/4/2025	8/6/2031	7,378		7,361	7,389	0.02
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.92%	12/15/2021	12/15/2027	545,988		542,528	446,345	0.95
									852,265	757,270	1.61

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.20%	4/29/2021	1/31/2029		$15,629	$15,612	$15,663	0.03%
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.45%	8/30/2024	8/15/2028		32,834	32,641	32,834	0.07
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.58%	1/15/2025	12/21/2028		33,146	33,146	33,203	0.07
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.45%	8/30/2024	8/15/2028		17,861	17,740	17,861	0.04
									83,527	83,898	0.18
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.92%	11/12/2021	11/12/2027		62,109	61,726	61,333	0.13
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.00%	11/12/2021	11/12/2027		8,226	8,122	8,014	0.02
									69,848	69,347	0.15
Pharmaceuticals
Dechra Finance US, LLC	(6)(8)	SOFR +	3.25%	7.45%	12/3/2024	12/3/2031		4,975	5,016	4,992	0.01
Eden Acquisitionco, Ltd.	(4)(5)(6)(7)(10)	SOFR +	6.00%	10.17%	11/2/2023	11/18/2030		110,286	108,208	110,253	0.24
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	6.00%	8.02%	9/23/2025	11/18/2030	EUR	746	791	876	0.00
Elanco Animal Health, Inc.	(6)(8)	SOFR +	1.75%	6.13%	1/30/2025	8/1/2027		2,189	2,191	2,189	0.00
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.61%	11/15/2024	11/15/2031	AUD	1,000	644	656	0.00
Opal Bidco, SAS	(6)(8)	SOFR +	3.25%	7.25%	3/31/2025	3/31/2032		50,148	49,861	50,343	0.11
Padagis, LLC	(6)(9)	SOFR +	4.75%	9.29%	7/6/2021	7/6/2028		5,357	5,355	4,794	0.01
Rhea Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.75%	12/20/2024	12/20/2030		265,527	263,064	265,238	0.57
									435,130	439,341	0.94
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.41%	12/29/2021	12/29/2028		5,612	5,597	4,985	0.01
ALKU, LLC	(4)(10)	SOFR +	6.25%	10.25%	5/23/2023	5/23/2029		54,437	53,629	54,029	0.12
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.50%	2/21/2024	5/23/2029		4,925	4,857	4,802	0.01
Alpine Intel Intermediate 2, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.64%	8/28/2024	1/31/2028		3,169	3,030	3,169	0.01
Apex Companies, LLC	(4)(11)	SOFR +	5.25%	9.27%	1/31/2023	1/31/2028		1,962	1,938	1,962	0.00
Apex Companies, LLC	(4)(11)	SOFR +	5.25%	9.45%	8/28/2024	1/31/2028		10,868	10,754	10,868	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.45%	8/28/2024	1/31/2028		2,772	2,539	2,772	0.01
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.50%	9/23/2024	9/30/2031		447,361	439,695	446,243	0.95
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	7.16%	12/13/2024	8/2/2028		40,493	40,493	40,510	0.09
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.91%	6/3/2024	6/3/2031		201,512	199,064	201,512	0.43
Baker Tilly Advisory Group, LP	(4)(7)(10)	SOFR +	4.50%	8.66%	6/3/2024	6/3/2031		279,531	275,671	275,781	0.59
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	7.91%	12/30/2021	12/29/2028		11,482	11,416	10,429	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.66%	11/2/2021	11/2/2027		$19,339	$19,066	$18,940	0.04%
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	8.91%	5/26/2021	11/16/2029		213,428	211,848	213,235	0.46
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	8.91%	11/18/2022	11/16/2029		17,682	17,192	17,682	0.04
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.91%	2/14/2025	11/16/2029		33,324	33,033	33,324	0.07
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.85%	12/8/2021	12/8/2028		33,342	33,253	32,586	0.07
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.66%	12/16/2021	12/16/2027		44,126	43,801	44,126	0.09
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.64%	12/16/2021	12/16/2027		67,836	67,336	67,836	0.15
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.60%	8/26/2021	8/31/2029		117,355	116,560	117,355	0.25
CohnReznick Advisory, LLC	(7)(8)	SOFR +	3.50%	7.50%	3/26/2025	3/31/2032		14,727	14,643	14,784	0.03
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.91%	8/27/2024	8/27/2031		63,666	62,965	63,583	0.14
Denali Intermediate Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.67%	8/26/2025	8/26/2032		49,718	49,179	49,221	0.11
DTI Holdco, Inc.	(7)(10)	SOFR +	4.00%	8.16%	2/12/2025	4/26/2029		24,315	24,131	19,378	0.04
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.25%	3/26/2025	3/26/2032	EUR	90	95	104	0.00
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.16%	2/28/2024	2/28/2031		3,809	3,803	3,837	0.01
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	9.75%	4/14/2022	4/14/2028		66,542	66,128	64,878	0.14
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.78%	11/4/2021	11/6/2028		9,376	9,273	8,853	0.02
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.91%	7/24/2025	10/31/2031		5,408	5,430	5,292	0.01
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	9.20%	3/1/2024	3/3/2031		67,049	66,053	67,049	0.14
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	9.20%	5/6/2025	3/3/2031		41,226	41,034	41,226	0.09
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.20%	5/6/2025	3/3/2031		3,810	3,678	3,679	0.01
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.41%	2/5/2025	9/27/2030		8,903	8,926	8,224	0.02
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	7.16%	5/22/2025	6/2/2031		4,000	4,000	3,999	0.01
Grant Thornton Advisors, LLC	(8)	SOFR +	2.50%	6.66%	8/22/2025	6/2/2031		3,995	3,990	3,976	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	5.00%	9.16% (incl. 2.00% PIK)	10/15/2021	12/16/2030		1,251,591	1,243,989	1,251,591	2.68
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.31%	11/1/2024	9/22/2028		578,825	574,628	578,825	1.24
Inmar, Inc.	(8)	SOFR +	4.50%	8.66%	6/26/2025	10/30/2031		24,751	24,783	24,758	0.05
King Bidco S.P.E.C.	(4)(5)(6)(7)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	201	200	0.00
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.45% (incl. 5.25% PIK)	2/28/2025	2/28/2030		6,455	6,368	6,448	0.01
Lereta, LLC	(10)	SOFR +	5.25%	9.53%	7/30/2021	7/30/2028		28,635	28,519	25,752	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Mantech International, CP	(4)(7)(10)	SOFR +	5.00%	9.31%	4/12/2024	9/14/2029		$888,184	$878,141	$887,812	1.90%
Mercury Bidco Globe, Limited	(4)(5)(6)(7)(8)	S +	6.00%	9.97%	1/18/2024	1/31/2031	GBP	84,207	105,732	113,250	0.24
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.00%	10.31%	1/30/2024	1/31/2031		7,655	7,169	7,655	0.02
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	9.16%	5/10/2024	5/10/2030		113,770	111,717	113,605	0.24
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		17,983	17,726	17,983	0.04
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		4,981	4,851	4,943	0.01
NDT Global Holding, Inc.	(4)(6)(7)(9)	SOFR +	4.50%	8.65%	6/3/2025	6/4/2032		54,622	53,951	54,191	0.12
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.25%	8/17/2021	8/17/2027		92,157	91,581	92,157	0.20
Oxford Global Resources, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	10.26%	8/17/2021	8/17/2027		8,661	8,563	8,661	0.02
Oxford Global Resources, Inc.	(4)(5)(9)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027		9,849	9,696	9,849	0.02
Pavion Corp.	(4)(10)	SOFR +	6.00%	10.16% (incl. 2.25% PIK)	10/30/2023	10/30/2030		114,181	112,537	113,610	0.24
Pavion Corp.	(4)(5)(7)(10)	SOFR +	6.00%	10.33% (incl. 2.25% PIK)	10/30/2023	10/30/2030		24,075	23,702	23,935	0.05
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.82%	10/17/2022	10/17/2029		35,268	34,657	35,268	0.08
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.67%	10/17/2022	10/17/2029		11,228	11,033	11,228	0.02
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	10/17/2022	10/17/2029		738	648	738	0.00
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.70%	2/26/2025	10/17/2029		12,220	12,169	12,220	0.03
Plano HoldCo, Inc.	(4)(8)	SOFR +	3.50%	7.50%	12/11/2024	10/1/2031		995	1,012	975	0.00
Polyconcept Investments, BV	(10)	SOFR +	5.50%	9.50%	5/20/2022	5/18/2029		24,103	23,852	21,878	0.05
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.66%	2/24/2023	7/31/2031		5,133	5,098	5,133	0.01
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.92%	3/20/2024	3/20/2031		57,954	56,743	57,786	0.12
Teneo Holdings, LLC	(4)(7)(9)	SOFR +	4.75%	8.91%	7/31/2025	7/31/2032		635,821	628,590	628,550	1.34
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	8.91%	12/20/2024	12/20/2031		91,648	90,848	89,127	0.19
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	12/20/2024	12/20/2030		12,427	12,051	11,552	0.02
Thevelia US, LLC	(6)(9)	SOFR +	3.00%	7.00%	7/29/2024	6/18/2029		33,520	33,520	33,541	0.07
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.48%	6/29/2021	6/29/2029		43,351	43,200	43,351	0.09
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.43%	6/29/2021	6/29/2029		78,477	77,882	78,477	0.17
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	5.49%	9.75%	12/21/2021	12/31/2030		418,010	413,946	418,010	0.89

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
TTF Lower Intermediate, LLC	(7)(8)	SOFR +	3.75%	7.79%	7/18/2024	7/18/2031		$28,070	$26,148	$26,217	0.06%
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	8.91%	6/1/2022	6/1/2029	149,938		148,227	149,938	0.32
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.88%	11/9/2021	11/8/2028	709,689		703,607	702,592	1.50
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.88%	12/18/2024	11/8/2028	24,255		23,539	24,012	0.05
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.92%	9/15/2025	11/8/2028	998		988	988	0.00
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	4.75%	8.94%	10/1/2024	10/1/2031	43,972		43,647	43,972	0.09
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.59%	10/1/2024	10/1/2031	2,852		2,692	2,852	0.01
									7,652,051	7,693,859	16.46
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.50%	11/3/2023	11/5/2029	33,667		33,275	33,667	0.07
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	4.75%	9.05%	11/1/2024	11/1/2031	55,191		54,471	55,191	0.12
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	11/1/2024	11/1/2031	13,286		12,879	13,164	0.03
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.20%	7/8/2025	11/1/2031	30,275		29,982	30,275	0.06
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.50%	6.50%	9/26/2025	1/31/2030	6,315		6,315	6,341	0.01
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.75%	6.91%	7/16/2025	1/31/2030	1,520		1,520	1,526	0.00
Neptune BidCo, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.03%	3/28/2024	4/1/2031	EUR	8,205	8,708	9,602	0.02
Odevo, AB	(4)(5)(6)(8)	ST +	5.50%	7.60%	10/31/2024	12/31/2030	SEK	601,705	54,347	63,913	0.14
Odevo, AB	(4)(5)(6)(8)	E +	5.50%	7.53%	10/31/2024	12/31/2030	EUR	1,236	1,288	1,451	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.50%	9.47%	10/31/2024	12/31/2030	GBP	28,090	35,434	37,778	0.08
Odevo, AB	(4)(6)(8)	SOFR +	5.50%	9.57%	10/31/2024	12/31/2030	143,644		143,021	143,644	0.31
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.50%	11/28/2024	12/31/2030	EUR	73,816	78,044	86,664	0.19
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.56%	6/30/2025	12/31/2030	29,448		27,243	29,448	0.06
Odevo, AB	(4)(5)(6)(8)	S +	5.50%	9.47%	9/12/2025	12/31/2030	GBP	22,220	26,773	29,884	0.06
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	6.72%	10/2/2024	10/2/2028	GBP	53,099	69,704	71,413	0.15
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.78%	10/2/2024	10/2/2028	EUR	50,089	53,715	58,807	0.13
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.78%	10/2/2024	10/2/2028	EUR	140,261	153,450	164,673	0.35
									790,169	837,441	1.78

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	7.08%	4/7/2025	2/1/2029		$11,458	$11,309	$11,471	0.02%
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.50%	6.50%	10/11/2024	10/10/2031	EUR	838	907	984	0.00
Accelya US, Inc.	(6)(8)	SOFR +	5.25%	9.24%	9/29/2025	9/29/2032		26,667	26,133	26,267	0.06
Acumatica Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.06%	7/28/2025	7/28/2032		63,387	62,666	62,648	0.13
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.66%	8/29/2024	8/29/2031		110,274	109,134	110,026	0.24
Analytic Partners, LP	(4)(7)(10)	SOFR +	4.50%	8.64%	4/4/2022	4/4/2030		21,087	20,869	20,892	0.04
Analytic Partners, LP	(4)(5)(10)	SOFR +	4.50%	8.64%	12/17/2024	4/4/2030		11,975	11,898	11,885	0.03
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.70%	5/20/2025	6/21/2029		628,627	622,520	627,667	1.34
Aptean, Inc.	(4)(10)	SOFR +	4.75%	8.75%	1/29/2024	1/30/2031		71,795	71,456	71,795	0.15
Aptean, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	1/29/2024	1/30/2031		456	403	456	0.00
Armstrong Bidco, Limited	(4)(6)(8)	S +	5.25%	9.22%	6/2/2022	6/28/2029	GBP	478,945	575,846	631,250	1.35
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.50%	9/18/2024	9/30/2031	EUR	229,680	252,530	269,350	0.58
Auctane, Inc.	(4)(10)	SOFR +	5.75%	10.14%	10/5/2021	10/5/2028		834,891	827,708	820,280	1.76
Auctane, Inc.	(4)(5)(10)	SOFR +	5.75%	10.14%	12/14/2021	10/5/2028		9,819	9,733	9,648	0.02
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.50%	7/12/2024	7/12/2031		80,730	79,778	80,538	0.17
Avalara, Inc.	(8)	SOFR +	2.75%	6.87%	9/12/2025	3/26/2032		2,000	2,000	2,003	0.00
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	10.16%	3/19/2024	3/19/2031		61,560	60,759	61,560	0.13
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.25%	9.41%	1/2/2025	1/2/2031		53,853	53,381	53,583	0.11
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.41%	1/2/2025	1/2/2031		33,494	33,123	33,270	0.07
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.50% (incl. 3.00% PIK)	11/8/2024	10/1/2028		324,218	323,891	324,218	0.69
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	11/8/2024	10/1/2027		6,730	6,643	6,730	0.01
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.47%	2/19/2025	3/7/2031		92,547	91,426	92,778	0.20
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	8/8/2022	8/8/2028		70,066	69,423	69,015	0.15
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	8/8/2022	8/8/2028		12,336	12,224	12,151	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	8/8/2022	8/8/2028		8,483	8,416	8,356	0.02
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	10/25/2024	8/8/2028		56,901	56,264	56,048	0.12
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.50%	8.56%	9/12/2023	9/12/2029		90,693	89,660	90,693	0.19
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.20%	1/24/2025	7/30/2031		21,821	21,615	21,811	0.05
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.16%	11/28/2023	11/28/2030		496,487	492,589	496,487	1.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Caribou Bidco, Ltd.	(4)(5)(6)(8)	S +	5.00%	9.22%	7/2/2024	2/1/2029	GBP	221,441	$281,618	$297,815	0.64%
CDK Global, Inc.	(8)	SOFR +	3.25%	7.25%	5/16/2024	7/6/2029		$4,935	4,935	4,281	0.01
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.25%	8/7/2025	3/21/2031		7,076	6,985	7,110	0.02
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.25%	8/7/2025	8/13/2032		13,966	13,966	14,025	0.03
Cloudera, Inc.	(9)	SOFR +	3.75%	8.01%	10/8/2021	10/8/2028		34,801	34,588	34,330	0.07
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.87%	2/23/2022	2/23/2029		257,960	254,229	207,013	0.44
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.87%	3/11/2022	2/23/2029		6,159	6,066	4,942	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	9.23%	2/14/2025	7/30/2028		19,938	19,430	19,639	0.04
Conga Corp.	(10)	SOFR +	3.50%	7.81%	8/8/2024	5/8/2028		11,394	11,394	11,280	0.02
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	10.08%	7/14/2021	7/14/2027		105,915	105,285	104,326	0.22
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.96%	7/14/2021	7/14/2027		7,821	7,724	7,577	0.02
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	10.08%	10/9/2024	7/14/2027		5,209	5,142	5,131	0.01
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.08%	10/9/2024	7/14/2027		1,543	1,419	1,473	0.00
ConnectWise, LLC	(9)	SOFR +	3.50%	7.76%	9/30/2021	9/29/2028		27,814	27,778	27,901	0.06
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.03%	10/15/2021	10/16/2028		26,658	26,608	25,746	0.06
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	10.16%	9/7/2023	10/16/2028		34,213	33,588	34,213	0.07
Coupa Software, Inc.	(4)(6)(7)(10)	SOFR +	5.25%	9.56%	2/27/2023	2/27/2030		1,813	1,782	1,811	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.91%	11/8/2023	11/8/2030		122,658	120,186	122,658	0.26
Databricks, Inc.	(4)(7)(8)	SOFR +	4.50%	8.72%	1/3/2025	1/3/2031		525,000	522,691	525,000	1.12
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.02%	5/1/2024	11/30/2029		103,609	103,382	102,618	0.22
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.97%	9/5/2025	9/5/2031	GBP	19,440	24,605	26,010	0.06
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.05%	9/5/2025	9/5/2031	EUR	15,443	17,511	18,040	0.04
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.05%	9/5/2025	9/5/2031	EUR	5,845	6,317	6,828	0.01
Diligent Corp.	(4)(7)(10)	SOFR +	5.00%	9.20%	4/30/2024	8/2/2030		177,126	175,916	177,126	0.38
Diligent Corp.	(4)(10)	SOFR +	5.00%	9.20%	4/30/2024	8/2/2030		29,736	29,608	29,736	0.06
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.98% (incl. 5.99% PIK)	4/7/2022	4/9/2029		604,664	600,034	506,406	1.08
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.99%	4/7/2022	4/9/2029		35,027	34,499	26,489	0.06
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.88% (incl. 5.94% PIK)	10/3/2023	4/9/2029		68,026	67,495	56,971	0.12
Doit International, Ltd.	(4)(7)(11)	SOFR +	4.50%	8.70%	11/25/2024	11/26/2029		66,378	64,777	65,877	0.14
Dropbox, Inc.	(4)(6)(7)(10)(18)	SOFR +	5.66%	9.79%	12/11/2024	12/11/2029		456,425	447,008	446,515	0.96
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.63%	9/6/2025	9/8/2032		21,244	21,111	21,110	0.05
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	2.75%	6.75%	7/10/2025	5/9/2030		5,382	5,382	5,389	0.01
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	5.25%	7.30%	12/18/2024	12/18/2031	EUR	345	726	405	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.47% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	68,822	$85,437	$92,327	0.20%
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.25%	9.41% (incl. 2.25% PIK)	3/27/2024	4/29/2031		$21,506	21,307	21,452	0.05
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	9.16%	4/30/2024	4/29/2031	17,609		17,526	17,565	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.22% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	12,671	15,721	16,998	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.47% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	30,851	38,299	41,388	0.09
Epicor Software Corp.	(10)	SOFR +	2.50%	6.66%	5/30/2024	5/30/2031	5,048		5,036	5,061	0.01
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	34,554		34,412	34,554	0.07
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	3,386		3,347	3,386	0.01
Experity, Inc.	(4)(10)	SOFR +	6.00%	10.00% (incl. 3.25% PIK)	7/21/2021	2/24/2028	109,302		108,505	109,302	0.23
Experity, Inc.	(4)(7)(10)	SOFR +	6.00%	10.00% (incl. 3.25% PIK)	2/24/2022	2/24/2028	35,204		34,688	35,003	0.07
Finastra USA, Inc.	(6)(8)	SOFR +	4.00%	8.04%	7/31/2025	9/15/2032	38,396		38,012	38,280	0.08
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.80%	6/11/2024	3/2/2028	42,907		42,908	37,758	0.08
Flexera Software, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.96%	8/15/2025	8/15/2032	187,380		186,887	186,878	0.40
Flexera Software, LLC	(4)(5)(9)	E +	4.75%	6.63%	8/15/2025	8/15/2032	EUR	56,550	66,009	66,226	0.14
Gen Digital, Inc.	(6)(9)	SOFR +	1.75%	5.91%	6/5/2024	9/12/2029	10,901		10,816	10,883	0.02
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.66%	4/3/2025	1/30/2032	3,980		3,912	3,960	0.01
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	10.22%	3/11/2022	3/9/2029	419,589		415,467	389,169	0.83
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.22%	3/11/2022	3/9/2029	18,042		17,937	16,173	0.03
Granicus, Inc.	(4)(10)	SOFR +	5.75%	10.06% (incl. 2.25% PIK)	1/17/2024	1/17/2031	30,933		30,710	30,933	0.07
Granicus, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.56% (incl. 2.25% PIK)	1/17/2024	1/17/2031	8,324		8,253	8,316	0.02
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	9.25%	3/26/2024	5/25/2028	11,901		11,868	11,782	0.03
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.25%	3/26/2024	5/25/2028	3,705		3,665	3,592	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.71% (incl. 2.93% PIK)	6/14/2024	6/14/2031		$78,907	$78,276	$78,513	0.17%
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.71% (incl. 2.93% PIK)	6/14/2024	6/14/2031		30,817	30,572	30,663	0.07
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.71% (incl. 2.93% PIK)	9/26/2024	6/14/2031		36,453	36,152	36,271	0.08
HS Purchaser, LLC	(10)	SOFR +	3.75%	8.16%	6/23/2021	11/19/2026		23,368	23,371	22,154	0.05
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.81%	1/26/2024	1/25/2030		87,841	86,687	87,841	0.19
Idemia America Corp.	(6)(10)	SOFR +	4.25%	8.25%	2/2/2024	9/30/2028		987	992	990	0.00
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.08%	7/17/2025	7/16/2032	EUR	63,991	72,560	73,411	0.16
ION Trading Finance, Ltd.	(6)(8)	SOFR +	3.50%	7.50%	12/10/2024	4/1/2028		22,938	22,938	22,963	0.05
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	9.75% (incl. 3.13% PIK)	5/2/2022	5/2/2029		46,076	45,855	46,076	0.10
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.25%	5/2/2022	5/2/2028		2,679	2,655	2,679	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	9.75% (incl. 3.13% PIK)	5/16/2025	5/2/2029		5,681	5,681	5,681	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.66%	4/9/2025	12/1/2029		1,588,161	1,569,208	1,588,161	3.40
Javelin Buyer, Inc.	(6)(8)	SOFR +	2.75%	7.06%	7/24/2025	12/5/2031		2,985	3,002	2,985	0.01
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	9.06%	4/24/2024	4/24/2031		80,608	80,256	80,568	0.17
Kaseya, Inc.	(7)(8)	SOFR +	3.25%	7.41%	3/20/2025	3/22/2032		124,375	122,924	124,575	0.27
KnowBe4, Inc.	(8)	SOFR +	3.75%	8.06%	7/22/2025	7/23/2032		30,000	29,927	30,075	0.06
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.60%	2/8/2021	8/9/2027		106,489	106,315	95,308	0.20
Lobos Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.50%	9/26/2025	9/26/2032		42,739	42,324	42,323	0.09
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.81%	11/15/2024	11/15/2031		91,603	90,474	91,002	0.19
Magenta Security Holdings, LLC	(5)(11)	SOFR +	6.25%	10.56%	8/14/2024	7/27/2028		9,724	9,441	9,892	0.02
Magenta Security Holdings, LLC	(5)(10)(18)	SOFR +	6.75%	11.32%	8/14/2024	7/27/2028		27,581	26,596	22,693	0.05
Magnesium BorrowerCo, Inc.	(4)(10)	S +	4.50%	8.47%	5/19/2022	5/18/2029	GBP	100,309	123,731	134,905	0.29
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.66%	5/19/2022	5/18/2029		1,037,735	1,023,968	1,037,735	2.22
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.66%	3/21/2024	5/18/2029		29,044	28,793	29,044	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	7.90%	7/30/2021	7/31/2028		$75,364	$74,905	$65,943	0.14%
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.40%	6/9/2023	7/31/2028		61,583	60,343	57,888	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.75%	2/14/2025	4/30/2028		3,535	3,511	3,157	0.01
Maverick Bidco, Inc.	(10)	SOFR +	3.75%	8.21%	5/18/2021	5/18/2028		16,364	16,333	16,425	0.04
Maverick Bidco, Inc.	(4)(5)(10)	SOFR +	5.00%	9.41%	5/26/2023	5/18/2028		68,811	67,493	68,811	0.15
Maverick Bidco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.16%	8/16/2024	5/18/2028		105,969	105,533	105,969	0.23
McAfee Corp.	(6)(9)	SOFR +	3.00%	7.22%	5/31/2024	3/1/2029		31,489	31,385	30,170	0.06
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.47% (incl. 4.00% PIK)	10/28/2021	10/29/2028		892,356	885,388	733,963	1.57
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.47% (incl. 4.00% PIK)	8/16/2022	10/29/2028		220,153	218,098	181,076	0.39
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.75%	9.16%	5/2/2022	5/2/2029		11,527	11,497	8,422	0.02
Monk Holding, Co.	(4)(10)(18)	SOFR +	5.50%	9.60%	12/1/2021	12/1/2027		10,860	10,765	10,860	0.02
Monk Holding, Co.	(4)(7)(10)	SOFR +	5.50%	9.60%	12/1/2021	12/1/2027		18,546	18,430	18,546	0.04
MRI Software, LLC	(11)	SOFR +	4.75%	8.75%	1/7/2021	2/10/2027		205,148	204,256	204,763	0.44
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	8.75%	8/27/2024	2/10/2027		26,402	26,198	25,572	0.05
MRI Software, LLC	(11)	SOFR +	4.75%	8.75%	1/7/2021	2/10/2027		34,454	34,460	34,389	0.07
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.25%	9.41%	11/9/2023	11/9/2030		99,137	97,581	99,137	0.21
Nintex Topco, Limited	(4)(6)(8)	SOFR +	6.00%	10.01% (incl. 1.50% PIK)	11/12/2021	11/13/2028		680,587	674,677	617,633	1.32
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.75%	6/10/2024	6/24/2031		39,181	38,788	39,135	0.08
OMEGA II AB	(4)(5)(6)(7)(8)	ST +	4.75%	6.90%	6/11/2025	6/17/2032	SEK	635,618	65,628	67,132	0.14
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.47%	10/30/2024	10/30/2031	GBP	2,125	2,731	2,800	0.01
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.15%	10/30/2024	10/30/2031	EUR	7,082	7,624	8,149	0.02
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.16%	10/30/2024	10/30/2031		20,184	19,983	19,750	0.04
Optus 1011, GmbH	(4)(5)(6)(7)(8)	E +	5.00%	7.00%	3/7/2025	3/24/2032	EUR	33,860	35,629	38,663	0.08
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.81%	2/1/2024	2/3/2031		87,303	86,430	87,303	0.19
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.81%	2/1/2024	2/3/2031		2,798	2,718	2,798	0.01
Perforce Software, Inc.	(9)	SOFR +	4.75%	8.91%	3/22/2024	3/25/2031		19,750	19,671	17,661	0.05
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.91%	12/18/2024	7/1/2029		18,288	18,051	16,886	0.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Ping Identity Holding Corp.	(4)(7)(10)	SOFR +	4.75%	8.75%	10/21/2024	10/17/2029		$38,170	$38,170	$38,170	0.08%
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.25%	5/14/2024	10/28/2030	70,321		70,319	70,598	0.16
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.66%	7/20/2022	7/20/2029	132,211		128,055	119,626	0.27
Project Leopard Holdings, Inc.	(5)(7)(8)	SOFR +	4.25%	8.55%	7/20/2022	7/20/2027	12,146		12,152	9,727	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.16%	5/28/2024	8/31/2028	5,504		5,498	5,534	0.02
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	6/3/2025	6/3/2032	77,480		77,083	77,231	0.17
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.25%	4/11/2025	6/28/2030	3,109		3,074	3,108	0.02
Rally Buyer, Inc.	(4)(10)	SOFR +	6.25%	10.27% (incl. 3.50% PIK)	7/19/2022	7/19/2029	144,063		142,598	132,178	0.28
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.06%	7/19/2022	7/19/2029	6,113		5,920	4,649	0.01
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.66%	5/12/2021	5/12/2029	37,640		37,599	37,524	0.08
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.91%	10/5/2023	11/28/2028	44,776		44,398	44,927	0.11
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.75%	4/3/2024	4/30/2031	EUR	37,234	39,649	43,629	0.09
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.50%	6.55%	8/29/2025	8/29/2032	EUR	210,485	244,619	245,498	0.53
Severin Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	9.16% (incl. 2.25% PIK)	10/1/2024	10/1/2031	344,370		340,894	344,370	0.74
Skopima Consilio Parent, LLC	(7)(9)	SOFR +	3.75%	7.91%	12/18/2024	5/12/2028	39,315		38,992	32,315	0.07
Sophos Holdings, LLC	(6)(8)	SOFR +	3.50%	7.78%	1/7/2021	3/5/2027	12,483		12,493	12,515	0.03
Sovos Compliance, LLC	(8)	SOFR +	3.25%	7.41%	7/24/2025	8/12/2029	13,687		13,647	13,726	0.04
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	5.92%	10.22%	9/5/2025	10/17/2031	625,998		625,223	624,655	1.34
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	7.41%	3/8/2021	3/11/2027	EUR	18,671	22,430	21,921	0.05
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.76%	3/9/2021	3/11/2027	84,587		84,158	84,587	0.18
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.76%	3/9/2021	3/11/2027	31,233		31,222	31,233	0.07
Starlight Parent, LLC	(8)	SOFR +	4.00%	8.03%	7/2/2025	4/16/2032	50,000		49,237	49,189	0.12
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	69,197	74,005	81,038	0.17
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	18,953	20,817	22,132	0.05
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	8.20%	1/7/2021	2/18/2027	6,739		6,730	6,702	0.02
TravelPerk, Inc.	(4)(6)(8)		11.50%	11.50% PIK	5/2/2024	5/2/2029	49,341		47,231	48,478	0.10
Tricentis Operations Holdings, Inc.	(4)(7)(11)	SOFR +	6.25%	10.48% (incl. 4.88% PIK)	2/11/2025	2/11/2032	135,693		134,208	135,395	0.29

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.90%	5/6/2021	5/5/2028		$43,171	$42,745	$38,573	0.08%
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.90%	3/18/2022	5/5/2028	25,323		25,109	23,297	0.05
Varicent Parent Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	9.75% (incl. 3.13% PIK)	8/23/2024	8/23/2031	76,661		75,599	75,621	0.16
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.57%	10/25/2021	4/24/2028	53,319		52,520	51,667	0.12
VS Buyer, LLC	(7)(8)	SOFR +	2.25%	6.56%	7/25/2025	4/12/2031	6,287		5,598	5,316	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.00%	10.02%	8/14/2023	8/14/2029	81,400		79,668	81,156	0.17
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.50%	12/11/2024	6/24/2031	34,650		34,650	34,693	0.07
Yellow Castle, AB	(4)(6)(8)	ST +	4.75%	6.85%	4/14/2022	7/9/2029	SEK	115,366	10,796	12,254	0.03
Yellow Castle, AB	(4)(6)(8)	SA +	4.75%	4.75%	4/14/2022	7/9/2029	CHF	10,860	11,034	13,642	0.03
Yellow Castle, AB	(4)(5)(6)(9)	SA +	4.75%	4.75%	7/28/2022	7/9/2029	CHF	3,544	3,581	4,452	0.01
Yellow Castle, AB	(4)(6)(8)	E +	4.75%	6.82%	4/14/2022	7/9/2029	EUR	32,512	32,673	38,171	0.08
Yellow Castle, AB	(4)(5)(6)(8)	E +	4.75%	6.82%	4/14/2022	7/9/2029	EUR	9,018	9,128	10,587	0.02
Yellow Castle, AB	(4)(5)(6)(10)	S +	4.75%	8.97%	7/28/2022	7/9/2029	GBP	12,762	15,217	17,164	0.04
Yellow Castle, AB	(4)(5)(6)(7)(8)	E +	4.75%	6.82%	2/27/2025	7/6/2029	EUR	26,703	27,633	31,351	0.07
Zendesk, Inc.	(4)(7)(10)	SOFR +	5.00%	9.00%	7/23/2024	11/22/2028	992,445		976,968	989,329	2.12
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.66%	4/3/2025	2/14/2032	8,000		7,872	7,959	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.40%	8.61%	8/13/2024	8/13/2031	GBP	72,147	90,703	95,952	0.21
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.40%	8.61%	1/30/2025	8/13/2031	GBP	7,896	9,734	10,513	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.40%	6.60%	2/6/2025	8/13/2031	SEK	108,262	9,854	11,385	0.02
									18,649,809	18,372,412	39.43
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.29%	1/7/2021	5/3/2028	39,625		39,539	39,625	0.08
EG America, LLC	(6)(8)	SOFR +	3.50%	7.70%	7/18/2025	2/7/2028	12,003		12,003	12,087	0.03
Hoya Midco, LLC	(6)(9)	SOFR +	2.25%	6.56%	2/5/2025	2/3/2029	8,734		8,734	6,305	0.01
Mavis Tire Express Services Topco, Corp.	(7)(10)	SOFR +	3.00%	7.20%	1/17/2025	5/4/2028	27,882		27,852	27,846	0.06
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.91%	3/15/2024	3/15/2030	6,760		6,763	6,718	0.01
									94,891	92,581	0.19
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.26%	6/13/2024	2/28/2028	75,139		75,175	75,139	0.16

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.41%	2/11/2025	3/31/2028		$22,525	$22,525	$22,602	0.05%
Foundation Building Materials, Inc.	(5)(9)	SOFR +	3.25%	7.82%	1/29/2021	1/31/2028		1,683	1,674	1,687	0.00
Hillman Group, Inc.	(6)(9)	SOFR +	2.00%	6.14%	7/14/2021	7/14/2028		6,359	6,367	6,372	0.01
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	7.25%	12/22/2021	12/22/2031		15,503	15,475	15,625	0.03
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	10.26%	4/30/2021	4/30/2027		80,646	80,118	61,896	0.13
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.80%	1/7/2021	12/28/2027		35,349	35,179	35,393	0.08
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.00%	3/4/2024	3/4/2030		107,487	105,653	107,487	0.23
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	10.00%	5/31/2024	3/4/2030		11,023	10,270	11,023	0.02
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.42%	6/13/2024	10/19/2029		14,383	14,356	14,403	0.03
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.92%	3/21/2025	8/1/2030		13,270	13,198	13,297	0.03
									304,815	289,785	0.61
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.66%	2/21/2025	9/23/2031		497	489	498	0.00
Capstone Acquisition Holdings, Inc.	(4)(7)(11)	SOFR +	4.50%	8.76%	8/29/2024	11/13/2029		95,160	94,724	95,129	0.20
Enstructure, LLC	(4)(7)(9)	SOFR +	4.50%	8.65%	8/15/2025	8/15/2032		452,038	448,052	451,413	0.97
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.91% (incl. 2.00% PIK)	3/4/2025	3/4/2032		49,831	49,258	49,514	0.11
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.91% (incl. 2.00% PIK)	3/4/2025	3/4/2032		82,168	81,424	81,757	0.17
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.56%	8/4/2021	8/4/2027		91,125	90,566	90,214	0.19
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	10.55%	8/4/2021	8/4/2027		85,159	84,395	84,034	0.18
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.25%	12/22/2023	8/4/2027		13,656	13,517	13,520	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.47%	12/14/2022	8/4/2027		975	967	965	0.00
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	7.37%	4/28/2022	4/28/2029	EUR	236,429	245,262	277,579	0.59
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.12%	4/19/2021	10/19/2027		70,900	70,394	68,064	0.15
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.73%	1/31/2022	10/19/2027		75,613	75,239	72,589	0.16
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	4/19/2021	10/19/2027		54,215	54,166	52,047	0.11
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.00%	9/11/2024	10/19/2027		4,302	4,246	4,129	0.01
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.91%	9/1/2021	9/1/2027		46,950	46,809	46,950	0.10
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	11.00%	9/1/2021	9/1/2027		1,091	1,080	1,057	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.80%	9/24/2021	9/24/2027	$145,920	$144,957	$145,920	0.31%
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.25%	9.68%	9/19/2023	9/24/2027	62,720	62,101	62,720	0.13
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.89%	9/19/2023	9/24/2027	39,494	39,099	39,494	0.08
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.79%	9/24/2021	9/24/2027	45,281	45,000	45,281	0.10
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.50%	9.81%	9/5/2024	9/24/2027	47,757	47,311	47,279	0.10
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.96%	7/9/2021	7/9/2027	70,922	70,504	70,922	0.15
TRP Infrastructure Services, LLC	(4)(7)(11)	SOFR +	5.50%	9.82%	12/2/2024	7/9/2027	41,717	41,112	41,276	0.09
								1,810,672	1,842,351	3.93
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	5/13/2025	5/13/2032	115,892	114,733	115,245	0.25
CyrusOne Revolving Warehouse	(4)(5)(6)(7)(8)	SOFR +	2.95%	7.12%	7/12/2024	7/2/2027	130,912	130,279	130,912	0.28
SBA Senior Finance II, LLC	(6)(8)	SOFR +	1.75%	5.92%	6/16/2025	1/25/2031	2,789	2,795	2,801	0.01
								247,807	248,958	0.54
Total First Lien Debt - non-controlled/non-affiliated								68,495,621	68,064,049	145.60
First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(11)(16)	SOFR +	6.75%	10.75% PIK	7/3/2025	7/3/2030	22,109	22,109	22,109	0.05
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.75% PIK	7/3/2025	7/3/2030	3,075	3,057	3,075	0.01
								25,166	25,184	0.06
Media
DMS Purchaser, LLC	(4)(5)(6)(14)(16)	SOFR +	7.50%	11.66% (incl. 6.50% PIK)	2/24/2025	2/28/2030	6,355	6,356	6,355	0.01
Total First Lien Debt - non-controlled/affiliated								31,522	31,539	0.07
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.51% PIK	4/14/2023	4/14/2029	25,402	15,191	0	0.00
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.51% PIK	4/14/2023	4/14/2029	12,404	11,573	8,915	0.02
								26,764	8,915	0.02
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	59,052	49,530	8,078	0.02
								62,101	8,078	0.02
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	11/22/2049	2,177	2,177	2,177	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - controlled/affiliated (continued)
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	10.10% (incl. 5.50% PIK)	6/14/2024	8/19/2027	$239,950	$238,633	$239,950	0.51%
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.10% PIK	6/14/2024	8/19/2027	60,574	57,075	1,102	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.10% PIK	6/14/2024	8/19/2027	5,190	5,170	4,816	0.01
								300,878	245,868	0.52
Total First Lien Debt - controlled/affiliated								391,920	265,038	0.56
Total First Lien Debt								68,919,063	68,360,626	146.23

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Peraton Corp.	(10)	SOFR +	7.75%	12.05%	5/6/2021	2/1/2029		$43,259	$42,989	$26,079	0.06%
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	5.50%	9.66%	7/23/2025	7/31/2033	26,000		25,873	25,935	0.06
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	9.31%	5/31/2024	5/31/2032	165,000		164,313	165,000	0.35
									190,186	190,935	0.41
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.60%	8/31/2021	8/31/2029	32,751		32,511	32,751	0.07
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,007	2,546	0.01
Hunter UK Bidco, Ltd.	(4)(6)(8)	S +	7.50%	11.47%	8/19/2021	8/19/2029	GBP	65,340	88,139	86,118	0.18
Inizio Group, Ltd.	(4)(6)(8)	SOFR +	7.25%	11.35%	12/31/2021	8/19/2029	15,000		14,809	14,662	0.03
Inizio Group, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.35%	3/31/2022	8/19/2029	10,000		9,869	9,775	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.16%	5/26/2021	10/15/2027	6,537		6,495	6,161	0.01
									122,319	119,262	0.25
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.25%	9.53%	10/15/2024	3/10/2029	100,934		100,540	100,682	0.22
Insurance
Alera Group, Inc.	(5)(9)	SOFR +	5.50%	9.66%	5/21/2025	5/30/2033	94,508		94,053	97,446	0.21
SQ ABS Issuer, LLC	(4)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	12,493		12,340	12,493	0.03
									106,393	109,939	0.24
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.95%	12/10/2024	2/13/2032	CAD	681,018	477,807	484,449	1.04
IT Services
Asurion, LLC	(8)	SOFR +	5.25%	9.53%	4/4/2025	1/31/2028	4,167		3,796	4,068	0.01
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	11.16%	2/19/2021	2/19/2029	60,975		61,077	55,639	0.12
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.78% PIK	4/11/2025	11/24/2033	143,949		142,277	143,949	0.31
									207,150	203,656	0.44
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	14.96% PIK	9/1/2021	3/7/2030	49,407		48,957	44,219	0.09
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.28%	11/19/2021	11/19/2029	24,677		24,542	24,554	0.05
Media
HMH Education, Inc.	(4)(9)	SOFR +	8.50%	12.66%	4/7/2022	4/8/2030	80,500		79,574	70,035	0.15

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Pharmaceuticals
Rossini, S.à r.l.	(4)(5)(6)(8)	E +	7.00%	9.19% PIK	4/6/2025	3/30/2030	EUR	26,028	$29,542	$30,253	0.06%
Professional Services
CoreLogic, Inc.	(9)	SOFR +	6.50%	10.78%	6/4/2021	6/4/2029		$67,488	67,177	67,404	0.14
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	8.00%	12.20% PIK	2/28/2025	2/28/2030	2,200		2,200	2,200	0.00
Sedgwick Claims Management Services, Inc.	(4)(8)	SOFR +	5.00%	9.20%	7/31/2024	7/31/2032	230,000		228,036	230,000	0.49
Thevelia US, LLC	(4)(6)(9)	SOFR +	5.00%	9.00%	6/17/2022	6/17/2032	182,046		178,824	182,046	0.39
									476,237	481,650	1.02
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.93%	9/11/2025	9/11/2028	101,340		100,346	100,327	0.21
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.95%	7/30/2024	7/30/2032	58,594		58,094	57,221	0.12
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.55% PIK	11/25/2024	11/26/2029	223,509		219,830	219,041	0.48
Cloudera, Inc.	(9)	SOFR +	6.00%	10.26%	10/8/2021	10/8/2029	66,697		66,417	61,194	0.13
Delta Topco, Inc.	(8)	SOFR +	5.25%	9.24%	5/1/2024	12/1/2030	131,602		130,813	131,519	0.28
Denali Bidco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	4,981	5,779	5,789	0.01
Denali Bidco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	2,868	3,834	3,818	0.01
Flash Charm, Inc.	(4)(8)	SOFR +	6.75%	11.20%	3/2/2021	3/2/2029	27,051		26,904	21,912	0.05
IGT Holding II, AB	(4)(6)(8)	SOFR +	6.15%	10.19% PIK	8/13/2024	8/29/2033	135,874		133,731	135,194	0.29
INK BC Finco S.p.A.	(4)(6)(8)	E +	8.25%	10.33% PIK	7/17/2025	7/16/2033	EUR	14,283	16,239	16,433	0.04
Kaseya, Inc.	(5)(8)	SOFR +	5.00%	9.16%	3/20/2025	5/20/2033	125,000		123,951	125,391	0.27
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.88% (incl. 6.50% PIK)	7/30/2021	7/30/2029	33,003		32,790	28,052	0.06
Maverick Bidco, Inc.	(4)(5)(10)	SOFR +	8.00%	12.31%	12/19/2023	5/18/2029	628		619	647	0.00
Maverick Bidco, Inc.	(10)	SOFR +	6.75%	11.21%	5/18/2021	5/18/2029	18,000		17,965	17,741	0.04
Maverick Bidco, Inc.	(4)(5)(10)	SOFR +	8.00%	12.31%	8/16/2024	5/18/2029	35,653		35,326	35,653	0.08
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	10.94% PIK	10/10/2024	9/30/2029	EUR	23,234	25,175	26,869	0.06
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	5.00%	9.00%	11/21/2024	11/21/2032	49,542		49,307	49,295	0.11
Teamsystem Holdco 3 S.p.A.	(4)(5)(6)(8)	E +	5.75%	7.78%	7/7/2025	7/7/2033	EUR	41,546	48,222	48,289	0.10
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.82%	4/23/2021	4/23/2029	41,439		41,297	39,842	0.09
									1,036,293	1,023,900	2.22
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(4)(5)(11)	SOFR +	5.25%	9.47%	4/4/2025	12/31/2031	72,514		71,506	72,514	0.16
Icebox Holdco III, Inc.	(9)	SOFR +	6.50%	10.50%	12/22/2021	12/21/2029	14,000		13,886	14,298	0.03
									85,392	86,812	0.19
Total Second Lien Debt - non-controlled/non-affiliated									3,160,778	3,129,503	6.72
Total Second Lien Debt									3,160,778	3,129,503	6.72

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie, Inc.	(5)(6)(8)	4.80%	4.80%	9/10/2024	3/15/2029	$1,000	$1,025	$1,023	0.00%
Amgen, Inc.	(5)(6)(8)	5.15%	5.15%	9/10/2024	3/2/2028	1,000	1,021	1,023	0.00
Biogen, Inc.	(5)(6)(8)	2.25%	2.25%	9/10/2024	5/1/2030	1,000	915	913	0.00
Gilead Sciences, Inc.	(5)(6)(8)	1.65%	1.65%	9/10/2024	10/1/2030	1,000	889	887	0.00
Regeneron Pharmaceuticals, Inc.	(5)(6)(8)	1.75%	1.75%	9/10/2024	9/15/2030	1,000	891	882	0.00
							4,741	4,728	0.00
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030	1,000	901	890	0.00
Alcon Finance Corp.	(5)(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030	1,000	930	926	0.00
Becton Dickinson & Co.	(5)(6)(8)	5.08%	5.08%	9/10/2024	6/7/2029	1,000	1,028	1,027	0.00
Boston Scientific Corp.	(5)(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030	1,000	938	936	0.00
							3,797	3,779	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/8/2031	23,478	23,049	21,952	0.05
IT Services
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031	29,385	28,802	28,798	0.06
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75%	9/19/2025	4/5/2031	5,727	5,613	5,613	0.01
PPT Holdings III, LLC	(4)(5)(8)	12.75%	12.75% PIK	3/25/2024	3/27/2034	9,409	9,245	9,644	0.02
							43,660	44,055	0.09
Life Sciences Tools & Services
Thermo Fisher Scientific, Inc.	(5)(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029	1,000	1,029	1,030	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Unsecured Debt - non-controlled/non-affiliated (continued)
Pharmaceuticals
Astrazeneca Finance, LLC	(5)(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029		$1,000	$1,026	$1,026	0.00%
Bristol-Myers Squibb, Co.	(5)(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029		1,000	1,027	1,027	0.00
Eli Lilly & Co.	(5)(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029		1,000	1,010	1,007	0.00
GlaxoSmithKline Capital, PLC	(5)(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029		1,000	979	976	0.00
Johnson & Johnson	(5)(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029		1,000	1,035	1,031	0.00
Merck & Co, Inc.	(5)(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030		1,000	1,014	1,008	0.00
Novartis Capital Corp.	(5)(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030		1,000	927	920	0.00
Novo Nordisk Finance Netherlands, BV	(5)(6)(8)	3.13%	3.13%	9/10/2024	1/21/2029	EUR	1,000	1,114	1,195	0.01
Pfizer, Inc.	(5)(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030		1,000	904	897	0.00
Roche Holdings, Inc.	(5)(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029		1,000	1,007	1,005	0.00
Takeda Pharmaceutical Co, Ltd.	(5)(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030		1,000	911	908	0.00
Teva Pharmaceutical Finance Netherlands III, BV	(5)(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026		1,000	979	983	0.00
								11,933	11,983	0.01
Total Unsecured Debt - non-controlled/non-affiliated								88,209	87,527	0.15
Total Unsecured Debt								88,209	87,527	0.15

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Financial Services
522 Funding CLO 2020-6, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.04%	11/9/2021	10/23/2034	$3,000	$3,000	$2,952	0.01%
Allegro CLO VIII-S Ltd - Class E2	(4)(5)(6)(8)	SOFR +	8.00%	12.26%	10/3/2024	10/15/2037	2,000	2,000	2,052	0.00
Allegro CLO XVIII Ltd - Class E2	(4)(5)(6)(8)	SOFR +	7.50%	11.80%	10/30/2024	1/25/2038	2,225	2,225	2,260	0.00
Apidos CLO XXV - Class E1R3	(4)(5)(6)(8)	SOFR +	5.35%	9.62%	12/17/2024	1/20/2037	4,000	4,000	4,022	0.01
Apidos CLO XXXVI - Class E	(4)(5)(6)(8)	SOFR +	5.95%	10.48%	7/28/2021	7/20/2034	8,500	8,500	8,551	0.02
ARES LI CLO Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.25%	10.51%	11/1/2024	10/15/2037	4,000	4,000	4,051	0.01
Ares Loan Funding VI Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.40%	10.61%	5/24/2024	7/10/2037	2,000	2,000	2,021	0.00
Ares Loan Funding VIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.25%	9.53%	12/19/2024	1/24/2038	3,000	3,000	3,026	0.01
Ares LVI CLO Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	5.35%	9.63%	12/27/2024	1/25/2038	9,000	9,000	9,068	0.02
Ares LX CLO LTD - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.78%	5/6/2021	7/18/2034	5,000	4,981	5,015	0.01
Ares LXII CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.76%	11.04%	11/18/2021	1/25/2034	9,000	9,000	9,035	0.02
Bain Capital Credit CLO 2020-4 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.98%	12.25%	10/11/2023	10/20/2036	5,500	5,360	5,556	0.01
Bain Capital Credit CLO 2022-6 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.52%	10/25/2024	1/22/2038	2,000	2,000	2,020	0.00
Bain Capital Credit CLO 2024-3 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.51%	5/16/2024	7/16/2037	2,500	2,500	2,529	0.01
Balboa Bay Loan Funding 2021-2, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.60%	11.13%	10/20/2021	1/20/2035	7,000	6,950	7,008	0.01
Balboa Bay Loan Funding 2024-1 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.52%	5/17/2024	7/20/2037	2,300	2,300	2,334	0.00
Barings CLO Ltd 2018-II - Class ER	(4)(5)(6)(8)	SOFR +	6.90%	11.16%	8/9/2024	7/15/2036	4,000	4,000	4,050	0.01
Barings CLO Ltd 2019-IV - Class ER	(4)(5)(6)(8)	SOFR +	6.40%	10.66%	5/13/2024	7/15/2037	5,000	5,000	5,048	0.01
Barings CLO Ltd 2021-II - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.77%	7/14/2021	7/15/2034	6,000	6,000	6,000	0.01
Barings CLO Ltd 2021-III - Class E	(4)(5)(6)(8)	SOFR +	6.65%	11.18%	11/17/2021	1/18/2035	7,200	7,200	7,127	0.02
Barings CLO Ltd 2022-II - Class ER	(4)(5)(6)(8)	SOFR +	6.90%	11.16%	7/2/2024	7/15/2039	5,000	5,000	5,053	0.01
Barings CLO Ltd 2023-IV - Class E	(4)(5)(6)(8)	SOFR +	7.59%	11.86%	12/6/2023	1/20/2037	3,000	2,974	3,049	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Benefit Street Partners CLO XXVI Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.00%	10.27%	7/3/2024	7/20/2037	$3,000	$3,000	$3,040	0.01%
Benefit Street Partners, LLC BSP 2020-21A - Class ER	(4)(5)(6)(8)	SOFR +	6.70%	11.22%	8/25/2021	10/15/2034	3,000	2,978	3,019	0.01
BlueMountain CLO XXIX Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.86%	11.40%	7/15/2021	7/25/2034	2,750	2,702	2,764	0.01
Broad River Ltd 2020-1 - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	11.03%	5/17/2021	7/20/2034	7,000	6,960	7,018	0.02
Carlyle US CLO 2018-4, Ltd. - Class E1R	(4)(5)(6)(8)	SOFR +	6.43%	10.71%	7/23/2024	10/17/2037	1,000	972	1,015	0.00
Carlyle US CLO 2018-4, Ltd. - Class E2R	(4)(5)(6)(8)	SOFR +	7.86%	12.14%	7/23/2024	10/17/2037	5,000	5,023	5,155	0.01
Carlyle US CLO 2021-7, LTD. - Class ER	(4)(5)(6)(8)	SOFR +	5.50%	9.76%	3/26/2025	4/15/2040	4,650	4,650	4,694	0.01
Carlyle US CLO 2022-4 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.03%	7/12/2024	7/25/2036	4,000	4,000	4,056	0.01
Carlyle US CLO 2023-5 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.90%	12.18%	11/10/2023	1/27/2036	7,000	6,881	7,127	0.02
Carlyle US CLO 2024-8 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	11/22/2024	1/25/2037	4,000	4,000	4,054	0.01
Carlyle US CLO 2025-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.70%	10.02%	4/1/2025	4/25/2038	4,000	4,000	4,068	0.01
Carval CLO V-C, LTD. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.27%	11/24/2021	10/15/2034	8,000	7,944	8,063	0.02
Carval CLO VI-C, LTD. - Class E	(4)(5)(6)(8)	SOFR +	7.33%	11.60%	4/22/2022	4/21/2034	8,750	8,687	8,815	0.02
Carval CLO VIII-C Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	7.60%	11.87%	9/13/2024	10/22/2037	2,000	2,000	2,038	0.00
Carval CLO X-C Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.42%	6/13/2024	7/20/2037	3,000	3,000	3,042	0.01
CarVal CLO XI C Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.35%	10.62%	8/14/2024	10/20/2037	3,000	3,000	3,057	0.01
CBAM 2017-1 LTD - Class ER2	(4)(5)(6)(8)	SOFR +	6.93%	11.20%	11/5/2024	1/20/2038	10,000	9,812	10,177	0.02
CBAM 2018-8 Ltd - Class E1R	(4)(5)(6)(8)	SOFR +	7.40%	11.66%	5/10/2024	7/15/2037	4,000	4,000	4,105	0.01
CBAM 2018-8 Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	6.37%	10.63%	5/10/2024	7/15/2037	1,000	965	1,016	0.00
Dryden 112 CLO, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.75%	12.08%	11/9/2023	11/15/2036	4,900	4,800	4,841	0.01
Dryden 78 CLO Ltd - Class E1R	(4)(5)(6)(8)	SOFR +	7.70%	11.98%	4/4/2024	4/17/2037	4,000	4,000	4,077	0.01
Dryden 78 CLO Ltd - Class E2R	(4)(5)(6)(8)	SOFR +	6.63%	10.91%	4/4/2024	4/17/2037	1,000	980	1,011	0.00
Dryden 95 CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.73%	7/29/2021	8/20/2034	7,000	7,000	6,981	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Eaton Vance CLO 2019-1 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.40%	10.66%	5/9/2024	7/15/2037	$5,000	$5,000	$5,057	0.01%
Elmwood CLO 30 Ltd - Class F	(4)(5)(6)(8)	SOFR +	7.25%	11.53%	5/22/2024	7/17/2037	4,500	4,502	4,448	0.01
Fort Washington CLO 2021-2, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.61%	11.14%	8/4/2021	10/20/2034	13,000	12,894	13,052	0.03
Galaxy 30 CLO Ltd - Class ER	(4)(5)(6)(8)	SOFR +	5.90%	10.16%	12/9/2024	1/15/2038	5,000	5,000	4,974	0.01
Galaxy 32 CLO Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.33%	11.60%	9/22/2023	10/20/2036	2,140	2,122	2,160	0.00
Galaxy 35 CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.00%	9.30%	3/11/2025	4/20/2038	6,001	6,001	6,045	0.01
Goldentree Loan Management US CLO 15 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	10.77%	8/18/2023	10/20/2036	6,500	6,447	6,537	0.01
Goldentree Loan Management US CLO 17, Ltd. - Class FR	(4)(5)(6)(8)	SOFR +	8.00%	12.32%	6/27/2025	1/20/2039	2,500	2,454	2,469	0.01
Goldentree Loan Management US CLO 18 Ltd - Class F	(4)(5)(6)(8)	SOFR +	8.50%	12.77%	10/20/2023	1/20/2037	5,000	4,939	5,000	0.01
GoldenTree Loan Management US CLO 23 Ltd - Class F	(4)(5)(6)(8)	SOFR +	7.75%	12.05%	11/26/2024	1/20/2039	3,500	3,474	3,449	0.01
Goldentree Loan Management US CLO 26, Ltd. - Class F	(4)(5)(6)(8)	SOFR +	7.83%	12.10%	7/9/2025	7/20/2038	3,000	2,970	2,983	0.01
Halseypoint CLO 5, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.94%	11.48%	11/19/2021	1/30/2035	9,500	9,365	9,417	0.02
Halseypoint CLO 7, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.59%	10.92%	6/6/2025	7/20/2038	6,900	6,832	6,971	0.01
Harvest US CLO 2025-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.35%	9.66%	8/13/2025	4/18/2038	3,000	3,016	3,022	0.01
HPS Loan Management 15-2019 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.80%	11.07%	2/8/2022	1/22/2035	4,000	3,971	4,011	0.01
HPS Loan Management 2024-20 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.20%	10.48%	5/15/2024	7/25/2037	2,000	2,000	2,038	0.00
HPS Loan Management 2025-24 Ltd - Class E	(4)(5)(6)(8)	SOFR +	4.65%	8.89%	3/11/2025	4/25/2038	4,000	4,000	4,001	0.01
Invesco CLO 2022-3 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	11.02%	9/30/2024	10/22/2037	3,500	3,486	3,535	0.01
Jamestown CLO XV, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.06%	11.32%	5/28/2024	7/15/2035	3,000	2,974	2,965	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
MidOcean Credit CLO XIII Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.80%	12.07%	11/16/2023	1/21/2037	$9,500	$9,172	$9,628	0.02%
MidOcean Credit CLO XIV Ltd - Class E2	(4)(5)(6)(8)	SOFR +	7.40%	11.66%	2/15/2024	4/15/2037	3,500	3,500	3,542	0.01
MidOcean Credit CLO XI Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.00%	10.27%	11/25/2024	1/18/2036	2,000	2,000	1,985	0.00
Morgan Stanley Eaton Vance CLO 2023-19A Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.10%	10.37%	10/16/2024	10/20/2037	2,200	2,200	2,177	0.00
Neuberger Berman Loan Advisers CLO 30, Ltd. - Class ER2	(4)(5)(6)(8)	SOFR +	5.15%	9.42%	12/23/2024	1/20/2039	3,500	3,500	3,494	0.01
New Mountain CLO 1 Ltd - Class ERR	(4)(5)(6)(8)	SOFR +	5.25%	9.51%	2/7/2025	1/15/2038	2,000	2,000	2,009	0.00
Northwoods Capital XI-B Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.35%	11.62%	7/3/2024	7/19/2037	3,412	3,359	3,423	0.01
Oaktree CLO 2019-3 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.75%	11.02%	10/24/2024	1/20/2038	5,000	5,000	5,025	0.01
Oaktree CLO 2022-2, Ltd. - Class ER2	(4)(5)(6)(8)	SOFR +	6.40%	10.66%	8/7/2025	10/15/2037	2,500	2,536	2,541	0.01
OCP CLO 2021-22, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.02%	10/18/2024	10/20/2037	2,000	2,000	2,010	0.00
OCP CLO 2020-18 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	6.25%	10.52%	7/30/2024	7/20/2037	1,000	1,000	1,020	0.00
OCP CLO 2017-13 Ltd - Class ER2	(4)(5)(6)(8)	SOFR +	5.90%	10.17%	11/5/2024	11/26/2037	5,000	5,000	4,999	0.01
Octagon 75, Ltd - Class E	(4)(5)(6)(8)	SOFR +	4.95%	9.24%	1/31/2025	1/22/2038	3,000	3,000	3,010	0.01
Octagon Investment Partners 41, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	7.13%	11.65%	9/24/2021	10/15/2033	2,500	2,492	2,475	0.01
Orion CLO 2024-4 LTD - Class E	(4)(5)(6)(8)	SOFR +	6.00%	10.27%	10/25/2024	10/20/2037	5,000	5,000	5,077	0.01
Palmer Square CLO 2015-1, Ltd. - Class DR4	(4)(5)(6)(8)	SOFR +	6.76%	11.08%	5/25/2021	5/21/2034	2,000	1,932	2,005	0.00
Palmer Square CLO 2023-3 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.83%	12.10%	11/17/2023	1/20/2037	10,000	9,914	10,175	0.02
Parallel 2020-1 Ltd - Class DR	(4)(5)(6)(8)	SOFR +	6.50%	11.03%	6/14/2021	7/20/2034	3,500	3,443	3,448	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1 - Class D	(4)(5)(6)(8)	SOFR +	7.29%	11.56%	2/11/2022	4/20/2035	6,000	5,868	6,017	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Pikes Peak CLO 10 - Class ER	(4)(5)(6)(8)	SOFR +	5.90%	10.17%	11/22/2024	1/22/2038	$5,000	$4,999	$5,019	0.02%
Pikes Peak CLO 17 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.75%	10.01%	11/1/2024	1/15/2038	4,000	3,999	4,065	0.02
Pikes Peak CLO 3 - Class ERR	(4)(5)(6)(8)	SOFR +	6.61%	11.15%	8/13/2021	10/25/2034	3,000	3,009	3,013	0.01
Pikes Peak CLO 8 - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.02%	12/19/2024	1/20/2038	1,000	1,000	1,004	0.00
Post CLO 2022-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.75%	11.02%	2/15/2022	4/20/2035	5,000	4,982	5,013	0.01
Post CLO 2024-1, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.80%	11.07%	2/6/2024	4/20/2037	2,500	2,500	2,537	0.01
PPM CLO 5, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.03%	9/17/2021	10/18/2034	4,800	4,800	4,678	0.01
Rad CLO 14, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.50%	11.02%	11/2/2021	1/15/2035	6,750	6,750	6,683	0.01
Rad CLO 16 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	10.76%	5/3/2024	7/15/2037	5,000	5,000	4,989	0.01
Rad CLO 17 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.52%	11/5/2024	1/20/2038	5,000	5,000	5,061	0.01
Rad CLO 22 Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.73%	12.00%	10/27/2023	1/20/2037	7,500	7,307	7,573	0.02
Rad CLO 25 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.00%	10.27%	5/16/2024	7/20/2037	3,000	3,000	3,034	0.01
Rad CLO 3 Ltd - Class E1R2	(4)(5)(6)(8)	SOFR +	5.88%	10.14%	6/18/2024	7/15/2037	2,715	2,666	2,636	0.01
Rad CLO 3 Ltd - Class E2R2	(4)(5)(6)(8)	SOFR +	7.00%	11.26%	6/18/2024	7/15/2037	2,715	2,715	2,734	0.01
Rad CLO 9 Ltd - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	10.01%	12/19/2024	1/15/2038	3,000	3,000	2,969	0.01
RAD CLO 27 Ltd - Class E	(4)(5)(6)(8)	SOFR +	5.30%	9.57%	1/22/2025	1/15/2038	10,000	10,000	10,056	0.02
RAD CLO 30, Ltd. - Class D	(4)(5)(6)(8)	SOFR +	5.10%	9.07%	8/14/2025	10/15/2038	3,000	3,000	3,011	0.01
Regatta IX Funding Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.83%	11.11%	4/10/2024	4/17/2037	3,820	3,900	3,850	0.01
Regatta XXI Funding Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	10.51%	11/5/2024	10/15/2037	4,000	4,000	4,025	0.01
Regatta XXII Funding Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.15%	10.42%	10/10/2024	7/20/2035	2,000	2,000	2,011	0.00
RRX 7 Ltd - Class D	(4)(5)(6)(8)	SOFR +	6.85%	11.11%	2/18/2022	7/15/2035	5,000	4,963	5,014	0.01
Sagard-Halseypoint CLO 9, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.85%	10.15%	3/31/2025	4/20/2038	5,250	5,199	5,300	0.01
Sound Point CLO XXVII, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.56%	11.10%	10/1/2021	10/25/2034	5,000	4,930	4,651	0.01
Symphony CLO 44 Ltd - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.39%	5/20/2024	7/14/2037	2,500	2,500	2,546	0.01
Tikehau US CLO VII, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.50%	9.77%	8/13/2025	2/25/2038	3,000	3,016	3,019	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Trestles CLO IV, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.25%	10.78%	7/12/2021	7/21/2034		$8,000	$8,000	$7,915	0.02%
Trinitas CLO XVI Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.00%	11.53%	6/14/2021	7/20/2034	5,000		4,849	4,907	0.01
Vibrant CLO IV-R Ltd - Class E	(4)(5)(6)(8)	SOFR +	7.90%	12.17%	9/19/2024	10/20/2037	1,000		972	1,016	0.00
Vibrant CLO XIII, Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.59%	11.85%	11/1/2024	1/15/2038	3,250		3,220	3,294	0.01
Voya CLO 2019-4, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.71%	11.23%	12/14/2021	1/15/2035	8,250		8,133	8,271	0.02
Warwick Capital CLO 7, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.25%	9.20%	8/15/2025	10/21/2038	5,000		5,000	5,025	0.01
									501,116	506,173	1.15
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated									501,116	506,173	1.15
Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Ballyrock CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		12.59%	2/24/2025	10/15/2036	6,000		4,429	4,294	0.01
Ballyrock CLO 23, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		13.86%	6/26/2025	4/25/2038	5,000		3,414	3,251	0.01
Ballyrock CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		13.99%	5/28/2025	10/25/2037	12,500		9,233	9,194	0.02
Birch Grove CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		9.89%	11/15/2024	1/22/2038	11,000		10,977	11,046	0.02
Carlyle Euro CLO 2022-5 DAC - Subordinated Notes	(4)(6)	Estimated Yield:		13.12%	5/16/2025	4/25/2037	EUR	3,000	2,040	2,114	0.00
Carlyle Global Market Strategies Euro CLO 2014-1 DAC - Subordinated Notes	(4)(6)	Estimated Yield:		13.39%	5/2/2025	4/15/2038	EUR	11,473	8,329	9,475	0.02
Carval CLO XIII-C Ltd - Units	(4)(6)(7)				7/22/2025	4/21/2034	1,594		1,594	1,594	0.00
CVC Cordatus Loan Fund XXXIV DAC - Subordinated Notes	(4)(6)	Estimated Yield:		13.30%	2/14/2025	4/20/2038	EUR	3,250	3,325	3,901	0.01
Elmwood CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		13.48%	9/10/2025	4/20/2035	17,381		8,811	8,626	0.02
Elmwood CLO 18, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		9.12%	3/4/2025	7/17/2037	4,000		2,101	1,945	0.00
Elmwood CLO II, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		6.53%	11/21/2024	4/20/2034	8,650		5,716	4,335	0.01
Flatiron CLO 21, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		14.03%	5/5/2025	7/19/2034	3,000		1,948	1,944	0.00
Flatiron RR CLO 30, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		13.82%	3/24/2025	4/15/2038	7,000		5,790	6,429	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Galaxy 34 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.62%	9/26/2024	10/20/2037	$20,000	$17,340	$16,133	0.03%
Galaxy 35 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.82%	3/11/2025	4/20/2038	17,490	16,094	16,937	0.04
Galaxy CLO Warehouse 2025-1, Ltd. - Units	(4)(6)(7)			7/11/2025	10/8/2026	5,532	5,532	5,532	0.01
Generate CLO 15, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	15.08%	5/20/2025	7/20/2037	6,000	3,794	3,740	0.01
Generate CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	14.11%	1/31/2025	4/22/2037	10,000	5,347	4,651	0.01
HPS Freshwater Warehouse Parent, Ltd. - Units	(4)(6)(7)			8/8/2025	10/8/2026	3,960	3,960	3,960	0.01
HPS Loan Management 2025-24, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.97%	3/11/2025	4/25/2038	10,000	8,704	8,560	0.02
MidOcean Credit CLO XIX - Subordinated Notes	(4)(6)	Estimated Yield:	8.84%	6/24/2025	7/20/2036	9,000	6,998	6,880	0.01
MidOcean Credit CLO XV, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.73%	5/10/2024	7/21/2037	5,000	3,436	2,938	0.01
MidOcean Credit CLO XX - Units	(4)(6)(7)			6/18/2025	10/8/2028	7,133	7,133	7,133	0.02
New Mountain CLO 6, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.85%	8/23/2024	10/15/2037	18,750	15,646	14,598	0.04
New Mountain CLO 6, Ltd. - Class M	(4)(6)			8/23/2024	10/15/2037	1,875	0	294	0.00
New Mountain CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.21%	8/23/2024	3/31/2038	19,368	16,899	15,676	0.03
OCP CLO 2022-25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.24%	9/11/2025	7/20/2037	10	5,744	6,298	0.01
Pikes Peak Bravo - Units	(4)(6)(7)			9/15/2025	9/5/2027	563	563	563	0.00
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	11.95%	12/10/2024	1/22/2038	5,200	3,190	3,089	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Rad CLO 25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.18%	5/16/2024	7/20/2037	$5,000	$4,066	$3,748	0.01%
RAD CLO 26, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.83%	8/7/2024	10/20/2037	7,180	6,080	5,854	0.01
RAD CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.95%	12/11/2024	1/15/2038	29,325	26,823	25,657	0.05
Regatta Kilo - Units	(4)(6)(7)			6/13/2025	10/8/2028	4,047	4,047	4,047	0.01
Regatta XXIX Funding, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.81%	7/28/2025	9/6/2037	7,500	6,234	6,186	0.01
Signal Peak CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.52%	6/5/2024	7/18/2037	5,000	4,198	4,107	0.01
Signal Peak CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.46%	12/20/2024	1/22/2038	26,000	20,237	20,630	0.04
Sixth Street CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.99%	11/1/2024	1/17/2038	16,500	13,371	13,111	0.03
Sixth Street CLO XXI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.72%	9/12/2024	10/21/2037	8,000	5,602	5,206	0.01
Sixth Street CLO XXII, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.83%	8/1/2025	4/22/2036	6,500	4,664	4,668	0.01
Vibrant CLO XVI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.92%	7/26/2024	7/15/2036	12,000	8,284	7,471	0.02
Wellfleet CLO 2025-1, Ltd. - Units	(4)(6)(7)			4/8/2025	4/4/2027	7,350	7,350	7,542	0.02
Whitebox CLO V, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.29%	4/3/2025	7/20/2038	20,500	17,632	17,847	0.04
							316,675	311,204	0.66
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							316,675	311,204	0.66
Total Structured Finance Obligations - non-controlled/non-affiliated							817,791	817,377	1.81
Total Structured Finance Obligations							817,791	817,377	1.81

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity and other - non-controlled/non-affiliated
Aerospace & Defense
Loar Holdings, Inc. - Common Equity	(6)			4/25/2024		486,083	$6,735	$38,887	0.08%
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	125	176	0.00
							6,860	39,063	0.08
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			6/11/2021		1,674	1,674	2,723	0.01
Mode Holdings, LP - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	582	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,838	22,267	0.05
							61,589	25,572	0.06
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		70,304	7,532	8,538	0.02
Moderna, Inc. - Common Stock	(6)			9/12/2024		12,613	983	326	0.00
							8,515	8,864	0.02
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		48,476	1,212	182	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		3,982	$6,280	$6,897	0.01%
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		1,041	1,482	1,635	0.00
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		159,782	160	160	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	1,138	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		749	1,067	1,177	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		115,036	115	115	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		3	2	2	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		5,082	3,981	4,077	0.01
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		5,084,731	4,037	4,729	0.01
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		6,589,068	6,589	7,248	0.02
							24,607	27,178	0.05
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		3	3,308	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	390	0	0.00
							3,698	0	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,734	41,112	0.09
DTA, LP - Class A Common Units	(4)			3/25/2024		2,612,843	2,613	4,220	0.01
							31,347	45,332	0.10

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	$10,914	$13,391	0.03%
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	2,482	0.01
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	2,878	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	534	0.00
							15,635	19,285	0.05
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		3,272,887	3,273	3,273	0.01
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		3,272,884	3,273	3,895	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,774	26,645	0.06
							26,047	30,540	0.07
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		621,964	622	1,033	0.00
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	2,427	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		12,237,213	$11,870	$14,103	0.03%
CD&R Artemis Holdco 2, Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,662	61,277	0.13
CD&R Ulysses Equity Holdings, LP - Common Shares	(4)(6)			8/19/2021		6,000,000	6,090	4,620	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	299	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	161	0.00
Maia Aggregator, LP - Class A Units	(4)			2/1/2022		19,700,000	19,700	17,730	0.04
NC Eve, LP - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	0	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							88,135	98,190	0.21
Health Care Technology
Azalea Parent Corp. - Series A-1 Preferred Shares	(4)		12.75% PIK	4/30/2024		91,500	89,213	107,238	0.23
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		18,035	1,804	739	0.00
							96,946	112,682	0.24
Insurance
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	485	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,940	0.01
							1,300	5,425	0.01
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		25,687,196	25,687	29,797	0.06
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01
Pharmaceuticals
Elanco Animal Health, Inc. - Royalty Equity	(4)(6)			5/5/2025		75,000,000	73,746	77,915	0.17

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)				2/28/2025		1,289	$1,175	$1,144	0.00%
Kwor Intermediate I, Inc. - Preferred Equity	(4)				2/28/2025		1,378	1,378	1,479	0.00
OHCP V TC COI, LP - LP Interest	(4)				6/29/2021		6,500,000	6,500	16,055	0.03
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		14,886,548	14,887	15,780	0.03
Trinity Air Consultants Holdings Corp. - Common Units	(4)				6/12/2024		4,797	5	12	0.00
Victors CCC Topco, LP - Common Equity	(4)				6/1/2022		9,600,000	9,600	16,992	0.04
								33,545	51,462	0.10
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		1,783,823	1,784	1,927	0.00
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	1,103	1,273	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	628	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		937,585	4,060	0	0.00
Expedition Holdco, LLC - Common Units	(4)				2/24/2022		810,810	810	605	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	14.73%	6/23/2022		26,899	26,226	42,029	0.09
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	36,191	0.08
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,089	82,597	0.18
Mitratech Holdings, Inc. - Class A Preferred Shares	(4)			13.50%	12/19/2023		1,872	1,830	2,394	0.01
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		3,891,673	3,892	3,892	0.01
TravelPerk, Inc. - Warrants	(4)(6)				5/2/2024		244,818	2,101	6,302	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	14,829	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.48%	11/22/2022		31,731	30,620	45,534	0.10
								190,070	236,274	0.51

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Enstructure, LLC - Series A-1 Units	(4)			8/15/2025		6,948,125	$2,154	$3,727	0.01%
Enstructure, LLC - Preferred Equity	(4)		11.21% PIK	8/15/2025		1,350,727	1,331	1,330	0.00
Ncp Helix Holdings, LLC - Preferred Shares	(4)		8.00%	8/3/2021		1,128,694	865	1,627	0.00
							4,350	6,684	0.01
Total Equity and other- non-controlled/non-affiliated							708,262	827,546	1.77
Equity and other - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)			7/3/2025		11,137	996	4,564	0.01
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)			11/1/2021		265,556	558	1,074	0.00
Electric Utilities
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	(4)(7)(16)		7.60% PIK	9/22/2025		69,729,468	666,155	666,155	1.43
Media
DMS Topco, LLC - Class A Common Units	(4)(6)(16)			3/11/2025		133,433	5,432	5,005	0.01
Total Equity and other - non-controlled/affiliated							673,141	676,798	1.45
Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings, LP - LP Interest	(4)(6)(16)			4/14/2023		3,943	0	0	0.00
Financial Services
Blackstone Private Real Estate Credit and Income Fund - Common Shares	(4)(6)(16)			6/1/2025		7,506,209	190,000	192,835	0.41
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)			10/19/2021		371,979,000	371,979	375,922	0.80
							561,979	568,757	1.21
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)			9/28/2023		134,166,603	0	0	0.00
Oil, Gas & Consumable Fuels
Pibb Member Holdings, LLC - LP Interest	(4)(6)(16)			11/22/2024		225,000,000	214,844	225,450	0.48
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	0	0	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - controlled/affiliated (excluding Investments in Joint Ventures) (continued)
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	$1,421	$1,681	0.00%
Total Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)							778,244	795,888	1.69
Total Equity and other							2,159,647	2,300,232	4.91
Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			1,815,000	1,721,886	3.68
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	113,967	0.24
Total Investments in Joint Ventures							1,932,706	1,835,853	3.92

Total Investments - non-controlled/non-affiliated							73,270,661	72,926,002	156.05
Total Investments - non-controlled/affiliated							704,663	708,337	1.52
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							1,170,164	1,060,926	2.25
Total Investments - Investments in Joint Ventures							1,932,706	1,835,853	3.92
Total Investment Portfolio							77,078,194	76,531,118	163.74
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class			4.09%				188,486	188,486	0.40
Fidelity Investments Money Market Treasury Portfolio - Class I			4.01%				44,267	44,267	0.09
Dreyfus Treasury Obligations Cash Management			3.90%				16,264	16,264	0.03
Other Cash and Cash Equivalents							1,912,986	1,912,986	4.09
Total Cash and Cash Equivalents							2,162,003	2,162,003	4.61
Total Portfolio Investments, Cash and Cash Equivalents							$79,240,197	$78,693,121	168.35%

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. Dollars. As of September 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and structured finance obligations, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 24.2% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2026	$6,303	$—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	10/11/2027	181	—
Accuity Delivery Systems, LLC	Revolver	5/29/2031	29,497	(147)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	88,690	(443)
ACI Group Holdings, Inc.	Revolver	8/2/2027	10,311	—
Acumatica Holdings, Inc.	Revolver	7/28/2032	10,565	(106)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,344	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	39,500	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	22,055	(110)
AI Titan Parent, Inc.	Revolver	8/29/2031	13,784	(138)
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	1,844	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
Alpine Intel Intermediate 2, LLC	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	33,472	—
Amerilife Holdings, LLC	Revolver	8/31/2028	57,772	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	9,691	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	41,321	(103)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	43,992	(220)
Ampirical Solutions, LLC	Revolver	9/30/2032	11,731	(117)
Analytic Partners, LP	Revolver	4/4/2030	4,891	(37)
Anaplan, Inc.	Revolver	6/21/2028	47,983	(960)
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,507	—
Aptean, Inc.	Revolver	1/29/2031	4,239	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	$9,045	$—
Armada Parent, Inc.	Delayed Draw Term Loan	6/9/2027	11,250	(56)
Armada Parent, Inc.	Revolver	10/29/2030	22,500	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	57,055	(306)
Ascend Buyer, LLC	Revolver	9/30/2028	8,655	—
Atlas CC Acquisition Corp.	Revolver	5/25/2029	12,839	—
Atlas CC Acquisition Corp.	Revolver	5/25/2029	14,403	(324)
Atlas Securitized Products Funding 2, LP	Revolver	4/10/2026	3,310	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	38,443	(192)
AuditBoard, Inc.	Revolver	7/12/2031	15,377	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	45,195	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	45,195	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	95,459	(955)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	74,077	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	12,824	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	995	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	6,470	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	5,799	(29)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	5,591	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	20,406	—
Bazaarvoice, Inc.	Revolver	5/7/2029	60,787	—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	24,179	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	29,847	—
Bimini Group Purchaser, Inc.	Delayed Draw Term Loan	5/19/2027	34,906	(175)
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	29,503	—
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	8,851	(133)
Bluefin Holding, LLC	Revolver	9/12/2029	7,533	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	4,306	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	26,868	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	(132)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	109,294	(68)
Caerus US 1, Inc.	Revolver	5/25/2029	35,995	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Cambrex Corp.	Revolver	3/5/2032	15,014	(150)
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	17,158	(86)
Cambrex Corp.	Delayed Draw Term Loan	3/24/2026	39,942	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,972	—
Capstone Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/29/2026	8,261	(31)
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	10,323	(52)
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	17,811	—
Carval CLO XIII-C Ltd	Structured Finance Obligations - Equity Instruments	10/8/2028	7,781	—
Castle Management Borrower, LLC	Revolver	11/3/2029	3,250	—
CCI Buyer, Inc.	Revolver	5/13/2032	6,767	(68)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(497)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Revolver	10/2/2029	30,858	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	18,758	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	30,287	(76)
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	7,000	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	$8,750	$—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2029	43,822	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	11/22/2025	3,887	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/14/2027	38,496	(192)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	700	(7)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	12/31/2030	59	(1)
Cisive Holdings Corp.	Revolver	12/8/2027	4,445	(89)
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	4/1/2027	273	—
Clearview Buyer, Inc.	Revolver	2/26/2029	11,857	—
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	12/16/2025	164	—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	3,418	—
Commander Buyer, Inc.	Revolver	6/26/2032	29,425	(294)
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	44,138	(221)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	6,656	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	26,414	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	1/8/2026	1,420	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	20,230	(51)
Connatix Buyer, Inc.	Revolver	7/14/2027	8,473	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	3,119	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	26,219	(131)
Consor Intermediate II, LLC	Revolver	5/10/2031	11,850	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Delayed Draw Term Loan	8/14/2027	16,925	—
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	(2)
Coupa Software, Inc.	Revolver	2/27/2029	126	(1)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	11,110	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	16,678	(83)
Creek Parent, Inc.	Revolver	12/18/2031	19,175	(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,745	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	5,763	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	11,130	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	34,417	(344)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	10,132	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	10,080	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	6,165	—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	137,088	—
Databricks, Inc.	Delayed Draw Term Loan	7/3/2026	117,000	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	14,588	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	241	—
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	4,972	(50)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	27,099	(135)
Denali TopCo, LLC	Revolver	8/26/2032	13,007	(130)
Diligent Corp.	Delayed Draw Term Loan	4/30/2026	50,000	—
Diligent Corp.	Revolver	8/2/2030	29,667	—
Discovery Education, Inc.	Revolver	4/9/2029	17,513	—
Divisions Holding Corp.	Revolver	4/17/2032	8,086	(81)
DM Intermediate Parent, LLC	Revolver	9/30/2030	30,960	(464)
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	46,461	(348)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2027	66,711	(500)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Doit International, Ltd.	Revolver	11/26/2029	$33,356	$—
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	709,741	(3,549)
Dropbox, Inc.	Delayed Draw Term Loan	3/15/2026	455,182	(1,796)
DTA Intermediate II, Ltd.	Revolver	3/27/2030	5,184	—
DTI Holdco, Inc.	Revolver	1/25/2029	16,000	(2,354)
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp.	Revolver	11/15/2031	33,579	—
Dwyer Instruments, LLC	Revolver	7/20/2029	6,688	—
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/20/2026	6,062	(30)
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	5,311	—
Eagan Parent, Inc.	Revolver	9/8/2032	2,833	(14)
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	39	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2025	2,386	(32)
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2025	2,153	—
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	17,623	—
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	679	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	22,258	—
ELK Bidco, Inc.	Revolver	6/13/2032	13,471	(67)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	14,968	(37)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	50,508	—
EMB Purchaser, Inc.	Revolver	3/12/2032	18,308	(183)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	12,036	—
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	20,926	—
Enstructure, LLC	Delayed Draw Term Loan	6/10/2026	83,228	(624)
ENV Bidco, AB	Delayed Draw Term Loan	12/13/2028	31,618	(402)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	135,205	—
eResearchTechnology, Inc.	Revolver	10/17/2031	78,568	(786)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp.	Revolver	6/17/2030	7,245	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	—
Excelitas Technologies Corp.	Revolver	8/12/2028	14,780	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Experity, Inc.	Revolver	2/24/2028	13,452	—
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	12,467	(94)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	13,422	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	41,834	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	19,787	—
Flexera Software, LLC	Revolver	8/15/2032	13,582	(34)
Foundation Risk Partners Corp.	Revolver	10/29/2029	16,269	(244)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	24,871	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	(3)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	2,130	—
Frontline Road Safety, LLC	Revolver	3/4/2032	11,449	—
FusionSite Midco, LLC	Revolver	11/17/2029	12,260	(276)
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	14,683	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(132)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	15,123	—
Galaxy CLO Warehouse 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	22,218	—
Galileo Pharma Bidco S.p.A.	Term Loan	10/7/2032	20,579	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galileo Pharma Bidco S.p.A.	Delayed Draw Term Loan	10/7/2028	$4,116	$—
Galway Borrower, LLC	Revolver	9/29/2028	16,060	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,643	—
Gannett Fleming, Inc.	Revolver	8/5/2030	37,324	(560)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	42,075	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	12,318	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	10,800	—
Gigamon, Inc.	Revolver	3/10/2028	7,732	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	6,254	—
Granicus, Inc.	Revolver	1/17/2031	4,284	—
Granicus, Inc.	Delayed Draw Term Loan	8/2/2026	1,431	(7)
Great Day Improvements, LLC	Revolver	6/13/2030	5,914	(222)
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	23,338	—
Grid Alliance Partners, LLC	Revolver	7/1/2030	15,162	(152)
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	21,819	—
Griffon Bidco, Inc.	Revolver	7/31/2031	21,819	(218)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	20,297	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	10,846	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	3,720	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	3,000	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	3,214	(8)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(22)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	3,881	(39)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	102	(1)
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	27,421	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	55,411	—
HMH Education, Inc.	Revolver	4/7/2027	18,750	(1,724)
Home Service TopCo IV, Inc.	Revolver	12/30/2027	19,964	(214)
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	3/28/2027	11,718	(59)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	9,960	—
HPS Freshwater Warehouse Parent, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	7,040	—
Icefall Parent, Inc.	Revolver	1/17/2030	8,637	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,717	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360, LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	7,433	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	21,206	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	8,970	(24)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,861	(14)
IQN Holding Corp.	Revolver	5/2/2028	2,864	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	110,034	—
Iris Buyer, LLC	Revolver	10/2/2029	6,296	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	9,547	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	—
Java Buyer, Inc.	Revolver	12/15/2027	24,284	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	$71,827	$—
Jeppesen Holdings, LLC	Term Loan	5/3/2032	324,587	—
Jeppesen Holdings, LLC	Revolver	5/3/2032	16,830	—
JS Parent, Inc.	Revolver	4/24/2031	7,880	(39)
JSG II, Inc.	Delayed Draw Term Loan	9/30/2027	97,949	(245)
JSG II, Inc.	Revolver	9/30/2032	38,620	—
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Kaseya, Inc.	Revolver	3/20/2030	25,000	(125)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	12,225	(166)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	87	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	10,918	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	16,193	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,594	(46)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	17,044	(85)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	7,575	(76)
Kona Buyer, LLC	Revolver	7/23/2031	25,369	(127)
Kona Buyer, LLC	Delayed Draw Term Loan	8/1/2027	90,826	(454)
Kona Buyer, LLC	Delayed Draw Term Loan	12/17/2025	60,173	(301)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	53,588	(268)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,345	—
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	3,811	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,041	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,345	—
Loar Group, Inc.	Delayed Draw Term Loan	5/10/2026	100,000	—
Lobos Parent, Inc.	Delayed Draw Term Loan	9/26/2028	10,361	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	5,180	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	2,331	(17)
LogicMonitor, Inc.	Revolver	11/15/2031	11,450	(143)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	(66)
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	24,405	(131)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	15,863	—
Magic Bidco, Inc.	Revolver	7/1/2030	830	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(180)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	7,265	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	73,980	—
Mantech International, CP	Delayed Draw Term Loan	12/14/2025	41,323	(373)
Mantech International, CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	27,138	—
Maverick Bidco, Inc.	Delayed Draw Term Loan	8/16/2026	19,499	—
Mavis Tire Express Services Topco, Corp.	Revolver	5/4/2028	8,606	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	7,280	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,241	—
Medline Borrower, LP	Revolver	10/21/2026	17,850	(133)
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	3,952	(40)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	9,287	(46)
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/18/2026	13,121	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	482	—
MidOcean Credit CLO XX	Structured Finance Obligations - Equity Instruments	10/8/2028	2,867	—
Minerva Bidco, Ltd.	Delayed Draw Term Loan	4/9/2028	23,996	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Minotaur Acquisition, Inc.	Revolver	5/10/2030	$9,910	$—
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	5/10/2026	16,516	(165)
ML Holdco, Inc.	Term Loan	10/24/2032	67,146	—
ML Holdco, Inc.	Delayed Draw Term Loan	10/24/2027	17,567	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	4,208	(42)
Monk Holding, Co.	Delayed Draw Term Loan	12/1/2025	4,087	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	5,872	(27)
More Cowbell II, LLC	Revolver	9/1/2029	12,328	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	4,580	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	116	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2027	22,819	—
Natus Medical, Inc.	Revolver	7/21/2027	5,100	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	8,855	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
NDC Acquisition Corp.	Revolver	3/9/2028	3,083	—
NDT Global Holding, Inc.	Revolver	6/4/2032	10,153	(102)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	11,371	—
Nephele III, BV	Delayed Draw Term Loan	1/14/2028	28	—
Neptune BidCo, SAS	Delayed Draw Term Loan	3/31/2027	205	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	26,031	(130)
Netsmart Technologies, Inc.	Revolver	8/23/2031	26,555	—
New Mountain CLO 8 Ltd	Structured Finance Obligations - Equity Instruments	10/20/2038	4,134	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3, Ltd.	Revolver	12/10/2030	6,028	—
North Haven Ushc Acquisition, Inc.	Revolver	10/30/2027	2,036	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	25,764	—
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	88,133	—
Octane Purchaser, Inc.	Revolver	5/19/2032	35,253	(176)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	60,369	—
OMEGA II AB	Delayed Draw Term Loan	6/17/2028	17,930	(46)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	68,025	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	2,764	—
ONS MSO, LLC	Revolver	7/8/2028	5,000	—
Optimizely North America, Inc.	Revolver	10/30/2031	3,007	(30)
Optus 1011, GmbH	Delayed Draw Term Loan	3/24/2028	60,581	(494)
Orion US Finco	Term Loan	10/8/2032	39,337	—
Orion US Finco	Term Loan	5/20/2033	5,940	—
Oxford Global Resources, Inc.	Revolver	8/17/2027	9,254	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	5,564	—
Park Place Technologies, LLC	Revolver	3/25/2030	41,941	—
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	41,432	—
PAS Parent, Inc.	Revolver	8/18/2031	19,250	(192)
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	11/17/2025	2,744	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	7,135	(143)
Pave America Holding, LLC	Revolver	8/27/2032	10,546	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	27,041	(135)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	$3,902	$—
PDI TA Holdings, Inc.	Revolver	2/3/2031	4,198	—
Pearce Intermediate Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	64,000	—
Petrus Buyer, Inc.	Revolver	10/17/2029	4,426	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Pikes Peak Bravo	Structured Finance Obligations - Equity Instruments	9/5/2027	11,938	—
Ping Identity Holding Corp.	Revolver	10/17/2028	3,856	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	40,761	(204)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Revolver	5/12/2028	65	—
Polyphase Elevator Holding, Co.	Revolver	6/23/2027	374	—
Port Arthur LNG Phase II Intermediate Company LLC	Equity	12/30/2026	712,171	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	9,910	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	11,927	—
Profile Products, LLC	Revolver	11/12/2027	6,677	—
Profile Products, LLC	Revolver	11/12/2027	2,071	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	5,629	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	10,213	(13)
QBS Parent, Inc.	Revolver	6/3/2032	10,967	(55)
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	19,959	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	23,813	—
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	7,177	(36)
RailPros Parent, LLC	Revolver	5/24/2032	3,589	(36)
Rally Buyer, Inc.	Revolver	7/19/2029	11,632	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	200	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	29,721	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	19,741	—
Regatta Kilo	Structured Finance Obligations - Equity Instruments	10/8/2028	4,703	—
Relativity ODA, LLC	Revolver	5/12/2029	4,813	(116)
RFS Opco, LLC	Delayed Draw Term Loan	6/13/2026	6,019	(15)
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	6/4/2026	20,947	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	17,013	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	4/15/2027	30,262	—
Safety Borrower Holdings, LP	Revolver	9/1/2027	2,265	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	7,858	(85)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	27,602	—
Seahawk Bidco, LLC	Revolver	12/19/2030	22,377	(205)
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	42,456	—
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2027	57,395	—
Severin Acquisition, LLC	Revolver	10/1/2031	41,391	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	8,488	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	6,041	(60)
Skopima Consilio Parent, LLC	Revolver	5/12/2028	6,300	(1,189)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Smartronix, LLC	Revolver	2/7/2030	$8,895	$—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,818)
Solis Finco SAS	Term Loan	10/8/2032	120	—
Solis Finco SAS	Delayed Draw Term Loan	4/8/2029	143	—
Solis Midco SAS	Term Loan	10/8/2032	361	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	74,961	(598)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2026	37,481	—
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	149,081	(745)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	2,425	—
SpecialtyCare, Inc.	Revolver	12/18/2029	5,460	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	55,574	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	54,944	—
Speedster Bidco, GmbH	Revolver	6/10/2031	26,680	(48)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	24,314	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	35,710	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2030	11,767	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	22,880	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,573	(39)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	8,635	—
TEI Intermediate, LLC	Revolver	12/13/2031	16,461	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	45,580	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	52,998	—
Teneo Holdings, LLC	Revolver	7/31/2030	64,785	(648)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	121,398	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	124,911	(638)
The Fertility Partners, Inc.	Revolver	9/16/2027	7,337	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	1,487	—
The Hiller Companies, LLC	Revolver	6/20/2030	13,713	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/16/2027	8,512	—
The North Highland Co, LLC	Revolver	12/20/2030	12,934	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Themis Solutions Inc	Term Loan	10/29/2032	128,530	—
Themis Solutions Inc	Delayed Draw Term Loan	10/29/2027	36,723	—
Themis Solutions Inc	Revolver	10/29/2032	27,542	—
Thermostat Purchaser III, Inc.	Revolver	8/31/2028	8,125	(29)
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	12,502	—
THG Acquisition, LLC	Revolver	10/31/2031	6,911	—
TIH Insurance Holdings, LLC	Revolver	5/6/2029	19,894	(132)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	16,551	(166)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	26,482	(132)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	15,096	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	115,743	—
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(1,144)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	68,250	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	2,499	—
TTF Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Unified Women's Healthcare, LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	10/25/2026	739	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	42,518	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	$35,844	$—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	8/23/2026	13,048	(130)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	9,550	(143)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	12,398	(31)
Veregy Consolidated, Inc.	Revolver	4/16/2031	29,755	(223)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
VS Buyer, LLC	Revolver	4/12/2029	15,000	(975)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	19,350	—
Wellfleet CLO 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	4/4/2027	4,650	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	—
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	17,278	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	32,396	(121)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	35,992	—
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	17,043	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	8,307	—
Yellow Castle, AB	Delayed Draw Term Loan	6/28/2027	5,415	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	142,752	—
Zendesk, Inc.	Revolver	11/22/2028	97,650	—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	4,568	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	10,119	—
Total Unfunded Commitments			$12,286,912	$(42,285)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Align Precision Group, LLC	$—	$22,109	$—	$—	$—	$22,109	$594
Align Precision Group, LLC	—	3,057	—	18	—	3,075	183
Align Precision Group, LLC - Class A-3 Units	—	996	—	3,568	—	4,564	—
DMS Purchaser, LLC	—	6,355	—	—	—	6,355	437
DMS Topco, LLC - Class A Common Units	—	5,432	—	(427)	—	5,005	—
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	1,394	—	—	(320)	—	1,074	—
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	—	666,155	—	—	—	666,155	1,096
Controlled/Affiliated Investments
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	12,744	—	—	(4,666)	—	8,078	—
CFCo, LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Pibb Member Holdings, LLC - LP Interest	214,906	—	—	10,544	—	225,450	13,936
Pibb Member, LLC	2,250	—	(73)	—	—	2,177	99
Pigments Services, Inc.	7,699	—	—	(7,699)	—	—	—
Pigments Services, Inc.	11,317	257	—	(2,659)	—	8,915	234
Pigments Holdings, LP - LP Interest	—	—	—	—	—	—	—
Material Holdings, LLC	232,369	9,874	(1,770)	(523)	—	239,950	18,756
Material Holdings, LLC	15,566	—	—	(14,464)	—	1,102	—
Material Holdings, LLC	—	4,824	—	(8)	—	4,816	—
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Blackstone Private Real Estate Credit and Income Fund - Common Shares	—	190,000	—	2,835	—	192,835	3,229
Specialty Lending Company, LLC - LLC Interest	314,967	39,420	—	21,535	—	375,922	4,500
BCRED Emerald JV LP - LP Interest	1,778,800	—	—	(56,914)	—	1,721,886	177,544
BCRED Verdelite JV LP - LP Interest	135,611	—	—	(21,644)	—	113,967	24,433
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	2,167	—	—	(486)	—	1,681	—
Total	$2,729,790	$948,479	$(1,843)	$(71,310)	$—	$3,605,116	$245,041
(17)Loan was on non-accrual status as of September 30, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures but excluding Loar Holdings Inc. - Common Equity, Moderna Inc - Common Stock, and Axsome Therapeutics, Inc. - Common Stock and may be deemed to be “restricted securities.” As of September 30, 2025, the aggregate fair value of these securities is $76,483.4 million or 163.64% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of September 30, 2025 was 3.00%.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	585,757	CAD	806,500	12/18/2025	$4,722
Deutsche Bank AG	USD	84,959	CHF	66,820	12/18/2025	325
Goldman Sachs Bank USA	USD	88,140	DKK	557,791	12/17/2025	(9)
BNP Paribas	USD	105,769	EUR	90,200	11/21/2025	(396)
Deutsche Bank AG	USD	1,230,599	EUR	1,040,500	12/18/2025	4,101
Deutsche Bank AG	USD	488,322	GBP	358,790	12/18/2025	5,956
BNP Paribas	USD	55,215	GBP	40,900	11/21/2025	224
Goldman Sachs Bank USA	USD	56,696	NOK	562,273	12/17/2025	351
BNP Paribas	USD	974	NOK	10,000	11/21/2025	(29)
Goldman Sachs Bank USA	USD	23,434	NZD	39,280	12/17/2025	591
Goldman Sachs Bank USA	USD	179,654	SEK	1,668,034	12/17/2025	1,610
Total Foreign Currency Forward Contracts						$17,446

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		$625,000	$(8,965)	$—	$11,274
Deutsche Bank	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(8,867)	—	11,217
Deutsche Bank	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(3,313)	—	5,467
Sumitomo Mitsui Banking Corporation	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027		625,000	(6,661)	—	11,270
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027		350,000	1,898	—	5,425
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028		500,000	11,907	—	9,957
Goldman Sachs Bank USA	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031		250,000	3,773	—	8,053
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031		250,000	3,669	—	8,064
Deutsche Bank	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029		500,000	14,355	—	11,624
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027		400,000	(1,502)	—	7,288
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030		400,000	(3,104)	—	12,866
Morgan Stanley	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029		400,000	8,435	—	10,585
Deutsche Bank	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034		600,000	13,689	—	21,516
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034		200,000	1,111	—	7,323
Deutsche Bank	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	18,575	—	18,575
Goldman Sachs Bank USA	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	18,424	—	18,424
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028		150,000	2,994	—	2,994
Goldman Sachs Bank USA	March 2031 Notes	5.54%	SOFR +	1.67%	3/25/2031		500,000	10,221	—	10,221
Deutsche Bank	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033		500,000	10,887	—	10,887
Morgan Stanley	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030		250,000	(815)	—	(815)
BNP Paribas US	September 2030 Notes	5.05%	SOFR +	1.68%	12/17/2025		250,000	(856)	—	(856)
Total Interest Rate Swaps								$85,855	$—	$201,359
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.73%	7/19/2024	7/24/2030		$27,472	$26,963	$27,472	0.07%
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.50%	7/19/2024	7/24/2030		22,804	22,321	22,804	0.06
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.73%	7/19/2024	7/24/2030		1,697	1,552	1,697	0.00
Ascend Learning, LLC	(9)	SOFR +	3.50%	7.96%	12/10/2021	12/11/2028		20,370	20,125	20,505	0.05
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.35%	12/20/2024	4/30/2030		133,249	131,960	132,582	0.34
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.35%	12/20/2024	4/30/2030		42,165	41,955	41,954	0.11
BPPH2 Limited	(4)(6)(8)	S +	6.75%	11.57%	3/16/2021	3/16/2028	GBP	40,700	55,566	50,952	0.13
BPPH2 Limited	(4)(5)(6)(8)	S +	6.25%	10.95%	6/17/2024	3/16/2028	GBP	8,269	10,367	10,352	0.03
BPPH2 Limited	(4)(5)(6)(10)	CA +	6.25%	10.03%	6/17/2024	3/16/2028	CAD	5,090	3,653	3,541	0.01
BPPH2 Limited	(4)(5)(6)(10)	SOFR +	6.25%	10.76%	6/17/2024	3/16/2028		2,645	2,588	2,645	0.01
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.23%	7/20/2021	7/20/2028		939,007	934,248	939,007	2.42
Cengage Learning, Inc.	(6)(11)	SOFR +	3.50%	7.86%	11/22/2024	3/22/2031		8,458	8,458	8,512	0.02
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	4.75%	9.08%	5/31/2024	5/31/2031		54,863	54,360	54,863	0.14
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	5/31/2024	5/31/2031		11,701	11,447	11,539	0.03
DTA Intermediate II Ltd.	(4)(12)	SOFR +	5.25%	9.58%	3/27/2024	3/27/2030		51,454	50,556	51,454	0.13
DTA Intermediate II Ltd.	(4)(5)(7)(11)	SOFR +	5.25%	9.83%	3/27/2024	3/27/2030		6,461	5,975	6,254	0.02
Element Materials Technology Group US Holdings Inc.	(6)(9)	SOFR +	3.75%	8.08%	6/24/2022	7/6/2029		7,385	7,331	7,442	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.88%	7/18/2023	7/18/2029		46,941	46,053	45,885	0.12
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.88%	7/18/2023	7/18/2029		8,640	8,359	8,291	0.02
Essential Services Holding Corp	(4)(7)(10)	SOFR +	5.00%	9.65%	6/17/2024	6/17/2031		69,595	68,785	69,412	0.18
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.21%	10/12/2021	12/31/2026		41,322	40,966	40,289	0.10
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.11%	10/12/2021	12/31/2026		47,774	47,286	46,580	0.12
Imagine Learning, LLC	(9)	SOFR +	3.50%	7..86%	2/1/2024	12/21/2029		64,711	64,437	64,909	0.17

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
The Company is externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”), and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset-based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC, in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement,” and together with the Administration Agreement, the “Administration Agreements”), respectively. From commencement through December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
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
As of September 30, 2025, the Company’s consolidated subsidiaries were BCRED Bard Peak Funding LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC, BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC, BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC, BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding LLC (“Windom Peak Funding”), BCRED BSL WH 2022-1 LLC (“2022-1 BSL WH”), BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC, BCRED CLO 2025-1 LLC, BCRED CLO 2025-1 Depositor LLC (“2025-1 Depositor”), BCRED Lender Finance 2025-1 LLC, BCRED Lender Finance 2025-1 Depositor LLC (“Lender Finance 2025-1 Depositor”), BCRED BSL Static CLO 2025-1, Ltd. (“2025-1 BSL Issuer”), BCRED BSL Static CLO 2025-1, LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC and BCRED C-3 Funding LLC.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2025, the Company recorded $23.5 million and $75.4 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2024, the Company recorded $3.9 million and $37.7 million, respectively, in non-recurring interest income.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Dividend Income
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities and on the Company’s equity interests in its joint ventures is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through September 30, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and nine months ended September 30, 2025, the Company accrued $4.1 million and $13.6 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2024, the Company accrued $7.0 million and $25.4 million, respectively, of U.S. federal excise tax.
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
On November 7, 2024, the Board approved the Prior Adviser’s assignment of the Original A&R Investment Advisory Agreement to the Adviser pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board, including a majority of the Independent Trustees, also approved the second amended and restated investment advisory agreement (the “Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the Adviser became the Company’s investment adviser pursuant to the Investment Advisory Agreement. Further, on November 7, 2024, the Board approved the sub-advisory agreement (the “Sub-Advisory Agreement,” and together with the Investment Advisory Agreement, the “Advisory Agreements”) between the Company, the Adviser and the Sub-Adviser. Accordingly, effective January 1, 2025, the Sub-Adviser became the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes were the result of a reorganization of certain subsidiaries of Blackstone and did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide investment management services to the Company on behalf of the Advisers.
The Advisory Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 30, 2025, for a one-year period ending on May 31, 2026, and, unless terminated earlier, will renew from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreements, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreements will automatically terminate in the event of their assignment within the meaning of the 1940 Act and SEC guidance and interpretations.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three and nine months ended September 30, 2025, base management fees were $145.6 million and $413.5 million, respectively. For the three and nine months ended September 30, 2024, base management fees were $112.6 million and $312.3 million, respectively. As of September 30, 2025 and December 31, 2024, $145.6 million and $120.1 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income based incentive fees:
The first part of the incentive fee, an income based incentive fee is based on the Company’s Pre-Incentive Fee Net Investment Income Returns as defined in the Investment Advisory Agreement. Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
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
(ii) Capital gains based incentive fees:
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
For the three and nine months ended September 30, 2025, the Company accrued income based incentive fees of $160.6 million and $464.2 million, respectively. For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $139.4 million and $399.0 million, respectively. As of September 30, 2025 and December 31, 2024, there was $160.6 million and $144.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
For the three and nine months ended September 30, 2025 and 2024, the Company accrued no capital gains based incentive fees. As of September 30, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
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
For the three and nine months ended September 30, 2025, the Company incurred $3.1 million and $7.3 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $1.4 million and $5.1 million, respectively, in expenses under the Prior Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2025 and December 31, 2024, $2.8 million and $3.2 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees of $30.9 million and $88.6 million, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees of $0.4 million and $1.2 million respectively, which were attributable to Class D shares.

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
For the three and nine months ended September 30, 2025 and 2024, the Sub-Adviser made no Expense Payments and there were no Reimbursement Payments made to the Sub-Adviser.
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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of September 30, 2025 and December 31, 2024, the wholly-owned subsidiary of the Company had committed $405.0 million. As of September 30, 2025 and December 31, 2024, $33.0 million and $72.4 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.

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
On June 1, 2025, the Company made an initial investment into Blackstone Private Real Estate Credit and Income Fund (“BREC”), a business development company advised by Blackstone Real Estate Special Situations Advisors L.L.C., an affiliate of Blackstone. As of September 30, 2025, the Company had invested $190.0 million into BREC.

On September 22, 2025, the Company made an investment in Port Arthur LNG Phase II Intermediate Company, LLC (“Port Arthur”), a developer and operator of natural gas infrastructure. As of September 30, 2025, the Company had invested $666.2 million into Port Arthur. The Company has committed to fund $413.1 million in December 2025 and $299.0 million in December 2026.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$68,919,063	$68,360,626	89.3%	$62,076,029	$61,455,274	89.8%
Second lien debt	3,160,778	3,129,503	4.1	2,790,046	2,723,460	3.9
Unsecured debt	88,209	87,527	0.1	179,863	177,801	0.3
Structured finance obligations - debt instruments	501,116	506,173	0.7	582,324	590,509	0.9
Structured finance obligations - equity instruments	316,675	311,204	0.4	137,250	141,139	0.2
Investments in joint ventures	1,932,706	1,835,853	2.4	1,932,706	1,914,411	2.8
Equity and other (1)	2,159,647	2,300,232	3.0	1,287,453	1,417,183	2.1
Total	$77,078,194	$76,531,118	100.0%	$68,985,671	$68,419,777	100.0%
(1)Includes equity investment in SLC.
The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	1.5%	1.2%
Air Freight & Logistics	1.6	1.8
Airlines (2)(3)	0.0	0.0
Auto Components (3)	0.1	0.0
Beverages	0.1	0.1
Biotechnology(3)	0.2	0.0
Broadline Retail (2)(3)	0.0	0.0
Building Products	1.1	1.3
Capital Markets	0.3	0.3
Chemicals	0.4	0.4
Commercial Services & Supplies	7.0	6.1
Construction & Engineering	1.2	1.1
Construction Materials (2)(3)	0.0	0.0
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	0.2	0.2

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2025	December 31, 2024
Distributors	0.7%	0.9%
Diversified Consumer Services	3.0	3.3
Diversified REITs (2)(3)	0.0	0.0
Diversified Telecommunication Services	0.1	0.4
Electric Utilities	1.2	0.2
Electrical Equipment	1.0	0.8
Electronic Equipment, Instruments & Components	1.3	1.1
Energy Equipment & Services	0.1	0.1
Entertainment (2)(3)	0.0	0.0
Financial Services (1)	2.8	2.3
Food Products (2)(3)	0.0	0.0
Gas Utilities (2)	0.0	—
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	1.1
Health Care Providers & Services	8.5	9.3
Health Care Technology	6.3	4.6
Hotels, Restaurants & Leisure	0.4	0.2
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers (2)	0.0	—
Industrial Conglomerates	0.3	0.3
Insurance	6.2	7.0
Interactive Media & Services	1.0	0.9
Internet & Direct Marketing Retail	—	1.5
Investments in Joint Ventures	2.4	2.8
IT Services	4.9	4.7
Life Sciences Tools & Services	0.7	0.6
Machinery	0.3	0.3
Marine	0.4	0.4
Media	1.1	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	0.3	0.5
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.7	0.8
Professional Services	11.1	10.9
Real Estate Management & Development	1.2	1.0
Semiconductors & Semiconductor Equipment (2)	0.0	—
Software	25.7	27.3
Specialty Retail	0.1	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.5	0.5
Transportation Infrastructure	2.4	2.4
Wireless Telecommunication Services	0.3	0.1
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of September 30, 2025.
(3)Amount rounds to less than 0.1% as of December 31, 2024.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$65,206,446	$64,472,147	84.3%	138.0%
Europe	9,434,653	9,646,277	12.6	20.6
Bermuda/Cayman Islands	1,680,048	1,685,660	2.2	3.6
Canada	592,006	564,317	0.7	1.2
Australia/New Zealand	98,709	95,275	0.1	0.2
Asia	66,332	67,442	0.1	0.1
Total	$77,078,194	$76,531,118	100.0%	163.7%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$58,715,654	$58,382,736	85.3%	150.3%
Europe	7,973,168	7,763,312	11.3	20.0
Bermuda/Cayman Islands	1,620,670	1,634,770	2.4	4.2
Canada	618,302	582,731	0.9	1.5
Asia	35,315	35,496	0.1	0.1
Australia/New Zealand	22,562	20,732	0.0	0.1
Total	$68,985,671	$68,419,777	100.0%	176.2%
As of September 30, 2025 and December 31, 2024, seven borrowers (across eleven loans) and nine borrowers (across twelve loans) in the portfolio were on non-accrual status, respectively.
As of September 30, 2025 and December 31, 2024, on a fair value basis, 99.7% and 99.7%, respectively, of performing debt investments bore interest at a floating rate and 0.3% and 0.3%, respectively, of performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,997,851	$63,362,775	$68,360,626
Second lien debt	—	773,072	2,356,431	3,129,503
Unsecured debt	—	21,520	66,007	87,527
Structured finance obligations - debt instruments	—	—	506,173	506,173
Structured finance obligations - equity instruments	—	—	311,204	311,204
Equity and other (1)	47,751	181	2,252,300	2,300,232
Total	47,751	5,792,624	68,854,890	74,695,265
Investments Measured at NAV (2)	—	—	—	1,835,853
Total investments	$47,751	$5,792,624	$68,854,890	$76,531,118

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
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$60,594,620	$2,409,541	$30,743	$550,910	$257,376	$1,537,428	$65,380,618
Purchases of investments	5,380,793	173,700	35,490	19,539	65,008	795,915	6,470,445
Proceeds from principal repayments and sales of investments	(2,466,488)	(112,505)	—	(66,676)	(2,984)	(66,851)	(2,715,504)
Accretion of discount (amortization of premium)	60,816	2,316	25	144	—	—	63,301
Net realized gain (loss)	(11,197)	(16,790)	—	246	9	(14,818)	(42,550)
Net change in unrealized appreciation (depreciation)	(250,477)	536	(251)	2,010	(8,205)	626	(255,761)
Transfers into Level 3 (1)	87,546	24,008	—	—	—	—	111,554
Transfers out of Level 3 (1)	(32,838)	(124,375)	—	—	—	—	(157,213)
Fair value, end of period	$63,362,775	$2,356,431	$66,007	$506,173	$311,204	$2,252,300	$68,854,890
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(225,946)	$(24,452)	$(252)	$1,825	$(8,206)	$5,048	$(251,983)

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$57,154,971	$2,088,319	$157,115	$590,509	$141,139	$1,350,757	$61,482,810
Purchases of investments	13,366,831	346,770	37,554	69,591	203,211	988,472	15,012,429
Proceeds from principal repayments and sales of investments	(7,420,458)	(130,397)	(129,371)	(152,040)	(23,788)	(119,475)	(7,975,529)
Accretion of discount (amortization of premium)	185,367	4,923	70	304	(8)	454	191,110
Net realized gain (loss)	(14,284)	(16,789)	—	937	9	759	(29,368)
Net change in unrealized appreciation (depreciation)	15,264	37,264	639	(3,128)	(9,359)	31,333	72,013
Transfers into Level 3 (1)	195,885	26,341	—	—	—	—	222,226
Transfers out of Level 3 (1)	(120,801)	—	—	—	—	—	(120,801)
Fair value, end of period	$63,362,775	$2,356,431	$66,007	$506,173	$311,204	$2,252,300	$68,854,890
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(15,346)	$14,112	$(1,055)	$(1,993)	$(9,359)	$46,063	$32,422
(1)For the three and nine months ended September 30, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total
Fair value, beginning of period	$46,789,164	$1,003,200	$27,365	$454,837	$976,265	$49,250,831
Purchases of investments	6,324,151	232,544	955	37,625	82,354	6,677,629
Proceeds from principal repayments and sales of investments	(1,006,389)	(28,153)	—	(28,075)	—	(1,062,617)
Accretion of discount (amortization of premium)	41,669	601	23	91	—	42,384
Net realized gain (loss)	(36,338)	—	—	106	—	(36,232)
Net change in unrealized appreciation (depreciation)	55,978	(728)	65	(2,167)	35,882	89,030
Transfers into Level 3 (1)	141,486	—	—	48,833	242	190,561
Transfers out of Level 3 (1)	(82,989)	(56,563)	—	—	—	(139,552)
Fair value, end of period	$52,226,732	$1,150,901	$28,408	$511,250	$1,094,743	$55,012,034
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$16,718	$(748)	$66	$(1,844)	$35,881	$50,073

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Equity and other (2)	Total
Fair value, beginning of period	$41,336,737	$926,865	$18,171	$365,899	$857,251	$43,504,923
Purchases of investments	13,552,109	418,647	9,830	139,930	223,325	14,343,841
Proceeds from principal repayments and sales of investments	(3,239,764)	(256,257)	—	(75,595)	(13,500)	(3,585,116)
Accretion of discount (amortization of premium)	138,810	4,815	63	435	—	144,123
Net realized gain (loss)	(35,518)	16	—	117	—	(35,385)
Net change in unrealized appreciation (depreciation)	41,257	(3,770)	344	9,500	27,667	74,998
Transfers into Level 3 (1)	468,879	77,280	—	70,964	—	617,123
Transfers out of Level 3 (1)	(35,778)	(16,695)	—	—	—	(52,473)
Fair value, end of period	$52,226,732	$1,150,901	$28,408	$511,250	$1,094,743	$55,012,034
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$31,266	$(1,614)	$334	$8,342	$32,725	$71,053
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

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$62,072,039	Yield Analysis	Discount Rate	2.72%	28.56%	9.10%
	929,718	Asset Recoverability	Market Multiple	7.25x	12.00x	9.11x
	345,748	Market Quotations	Broker Quoted Price	72.50	100.75	97.56
	15,270	Asset Recoverability	N/A
	63,362,775
Investments in second lien debt	2,334,519	Yield Analysis	Discount Rate	8.25%	17.04%	9.99%
	21,912	Market Quotations	Broker Quoted Price	81.00	81.00	81.00
	2,356,431
Investments in unsecured debt	66,007	Yield Analysis	Discount Rate	12.66%	14.87%	13.86%
Investments in structured finance obligations - debt instruments	506,173	Market Quotations	Broker Quoted Price	93.02	103.11	100.45
Investments in structured finance obligations - equity instruments	280,834	Market Quotations	Broker Quoted Price	15.66	102.24	78.37
	30,370	Transaction Price	N/A
	311,204
Investments in equity and other	975,141	Market Approach	Performance Multiple	6.40x	33.63x	15.15x
	651,502	Yield Analysis	Discount Rate	8.39%	23.72%	11.95%
	380,927	Asset Recoverability	N/A
	192,835	Estimated Net Asset Value	Net Asset Value	25.61	25.61	25.61
	26,831	Asset Recoverability	Market Multiple	9.50x	12.00x	11.57x
	25,064	Option Pricing Model	Expected Volatility	32.00%	70.50%	36.84%
	2,252,300
Total	$68,854,890
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of September 30, 2025 and December 31, 2024 had they been accounted for at fair value:

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,419,920	$1,000,298
Castle Peak Funding Facility	1,334,246	1,194,401
Summit Peak Funding Facility	867,565	952,105
Denali Peak Funding Facility	584,800	562,800
Bushnell Peak Funding Facility	590,300	480,300
Granite Peak Funding Facility	392,000	493,554
Middle Peak Funding Facility	809,000	750,000
Bison Peak Funding Facility	1,228,200	1,203,200
Blanca Peak Funding Facility	750,090	1,375,090
Windom Peak Funding Facility	944,770	1,029,841
Monarch Peak Funding Facility	1,055,000	750,000
Meridian Peak Funding Facility	—	246,000
Haydon Peak Funding Facility	187,000	250,000
Bear Peak Funding Facility	258,207	164,816
Phoenix Peak Funding Facility	221,169	197,736
Revolving Credit Facility	3,083,320	4,639,587
2026 Notes	395,120	384,560
May 2027 Notes	634,500	624,500
October 2027 Notes	359,730	357,070
March 2031 Notes	497,214	—
March 2033 Notes	498,047	—
December 2026 Notes	1,221,000	1,191,500
November 2026 Eurobonds	577,750	499,280
March 2027 Notes	981,300	957,000
January 2025 Notes	—	499,490
January 2029 Notes	635,180	614,770
March 2025 Notes	—	898,740
April 2026 UK Bonds	336,057	308,406
September 2025 Notes	—	811,920
November 2028 Notes	694,525	526,100
January 2031 Notes	522,850	508,650
July 2029 Notes	514,600	503,550
September 2027 Notes	402,320	395,320
April 2030 Notes	401,640	389,240
November 2029 Notes	407,240	395,160
November 2034 Notes	819,760	781,120
January 2032 Notes	1,032,300	—
September 2030 Notes	494,350	—
2021-1 BSL Notes	—	663,000
MML 2021-1 Debt	690,424	690,000

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value
MML 2022-1 Debt	$759,108	$759,000
2022-1 BSL Debt	420,000	420,000
2021-2 Notes	505,800	505,800
MML 2022-2 Debt	300,496	300,373
2023-1 Notes	305,843	308,039
2024-1 Notes	244,047	244,264
2024-2 Notes	305,041	305,035
2025-1 Notes	884,268	—
2025-1 Lender Finance	900,396	—
2025-1 BSL Notes	661,780	—
Short-Term Borrowings	373,621	420,829
Total	$31,501,894	$30,552,444
The following table presents the categorization of the Company’s debt obligations as of September 30, 2025 and December 31, 2024 had they been accounted for at fair value within the fair value hierarchy:

	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	31,501,894	30,552,444
Total debt	$31,501,894	$30,552,444
Other Assets and Liabilities
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024:

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$17,880	$—	$17,880	$2,704,637
Interest rate swaps	—	119,938	—	119,938	5,200,000
Total Derivative assets at fair value	$—	$137,818	$—	$137,818	$7,904,637
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(434)	$—	$(434)	$194,882
Interest rate swaps	—	(34,083)	—	(34,083)	3,511,225
Total Derivative liabilities at fair value	$—	$(34,517)	$—	$(34,517)	$3,706,107
Cash collateral posted				$307,148

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$11,793	$—	$11,793	$781,169
Interest rate swaps	—	4,683	—	4,683	1,000,000
Total Derivative assets at fair value	$—	$16,476	$—	$16,476	$1,781,169
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(126,281)	—	(126,281)	7,237,975
Total Derivative liabilities at fair value	$—	$(126,281)	$—	$(126,281)	$7,237,975
Cash collateral posted				$253,890
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2025 and September 30, 2024, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$67,003	$(8,485)	$5,654	$9,438
Net change in unrealized appreciation (depreciation)	$67,003	$(8,485)	$5,654	$9,438
Realized gain (loss)
Foreign currency forward contracts	$(27,256)	$(14,196)	$(186,118)	$(14,578)
Net realized gain (loss)	$(27,256)	$(14,196)	$(186,118)	$(14,578)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2025 and September 30, 2024, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$17,645	$152,881	$207,453	$128,572
Hedged items	(18,241)	(150,919)	(204,830)	(127,602)
The table below presents the carrying value of unsecured borrowings as of September 30, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$8,666,597	$85,461	$8,019,278	$(119,369)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 248.8% and 226.5%, respectively.

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
As of September 30, 2025, and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
The period during which Blanca Peak Funding may make borrowings under the Blanca Peak Funding Facility expires on July 25, 2028, and the Blanca Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by July 25, 2036; provided that Barclays may require repayment of all amounts outstanding under the facility from and after July 25, 2030.
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
Meridian Peak Funding Facility
On August 16, 2022, Meridian Peak Funding entered into a senior secured revolving credit facility (the “Meridian Peak Funding Facility”) with Massachusetts Mutual Life Insurance Company (“Mass Mutual”). Wilmington Trust, National Association served as administrative agent, collateral agent and custodian, and the Company served as equity holder and collateral manager under the Meridian Peak Funding Facility.
Advances under the Meridian Peak Funding Facility bore interest initially at a per annum rate equal to three-month term SOFR plus an applicable margin of 2.50% per annum. Effective August 16, 2023, Meridian Peak Funding was required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 2.50% per annum, in addition to certain other fees as agreed between Meridian Peak Funding and Mass Mutual.
Proceeds from borrowings under the Meridian Peak Funding Facility were used to fund portfolio investments by Meridian Peak Funding and to make advances under revolving loans or delayed draw term loans where Meridian Peak Funding was a lender.
On September 15, 2025, the Meridian Peak Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.

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
The committed principal amount as of September 30, 2025 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On October 24, 2025, the Bear Peak Funding Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”
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

The committed principal amount as of September 30, 2025 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.
The period during which Phoenix Peak Funding may make borrowings under the Phoenix Peak Funding Facility has expired and the Phoenix Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid five business days following the termination date under the Asset Level Facility, which expires on October 4, 2028 with an option to extend to October 4, 2029.
Revolving Credit Facility
On May 18, 2021, the Company entered into a senior secured credit facility (which was most recently amended and restated on August 8, 2025, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of September 30, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $405.0 million, and (B) revolving commitments in the aggregate principal amount of $5.4 billion, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of September 30, 2025, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 8, 2029 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million, which expire on June 9, 2027 and (b) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 8, 2030 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028 and (b) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on August 12, 2029), pursuant to an amortization schedule.
Borrowings under the Revolving Credit Facility with respect to revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1.0% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company pays an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments (other than with respect to the revolving commitments of certain lenders in the amount of $90.0 million, for which the Company pays an unused fee of 0.375%). The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: 2026 Notes, May 2027 Notes, October 2027 Notes, March 2031 Notes, and March 2033 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
Unsecured Notes
The Company issued unsecured notes, as further described below: December 2026 Notes, November 2026 Eurobonds, March 2027 Notes, January 2025 Notes, January 2029 Notes, March 2025 Notes, April 2026 UK Bonds, September 2025 Notes, November 2028 Notes, January 2031 Notes, July 2029 Notes, September 2027 Notes, April 2030 Notes, November 2029 Notes, November 2034 Notes, January 2032 Notes and September 2030 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
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
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
September 2025 Notes
On September 27, 2022, the Company issued $600.0 million aggregate principal amount of 7.050% notes due 2025 (the “September 2025 Notes”) pursuant to a supplemental indenture, dated as of September 27, 2022 (and together with the Base Indenture, the “September 2025 Notes Indenture”), to the Base Indenture between the Company and the Trustee. On November 17, 2022, the Company issued $200.0 million aggregate principal amount of 7.050% notes due 2025 (the “September 2025 Notes Upsize”) under the Company’s Base Indenture and September 2025 Notes Indenture. The September 2025 Notes Upsize were issued as “Additional Notes” under the September 2025 Notes Indenture and have identical terms to the Company’s $600.0 million September 2025 Notes that were issued on September 27, 2022, other than the issue date and the issue price. The September 2025 Notes Upsize were treated as a single class of notes with the September 2025 Notes for all purposes under the September 2025 Notes Indenture.
The September 2025 Notes and the September 2025 Notes Upsize matured on September 29, 2025, and were paid off consistent with the terms of the September 2025 Notes Indenture.
In connection with the September 2025 Notes and the September 2025 Notes Upsize, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap, the September 2025 Notes and the September 2025 Notes Upsize in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting of the September 2025 Notes and the September 2025 Notes Upsize matured on September 29, 2025.
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
September 2030 Notes
On September 10, 2025, the Company issued $500.0 million aggregate principal amount of 5.050% notes due 2030 (the “September 2030 Notes”) pursuant to a supplemental indenture, dated as of September 10, 2025 (and together with the Base Indenture, the “September 2030 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The September 2030 Notes will mature on September 10, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2030 Notes Indenture. The September 2030 Notes bear interest at a rate of 5.050% per year payable semi-annually on March 10 and September 10 of each year, commencing on March 10, 2026. The September 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2030 Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In connection with the September 2030 Notes, the Company entered into two interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated these interest rate swaps and the September 2030 Notes in qualifying hedge accounting relationships.
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
On May 29, 2025, the Company redeemed the Class A Notes, Class B Notes, Class C Notes and Class D Notes pursuant to the terms of the indenture governing the 2021-1 BSL Debt Securitization. The redemption of the 2021-1 BSL Notes resulted in a realized loss from the extinguishment of debt of $0.8 million for the three and nine months ended September 30, 2025.
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

		September 30, 2025
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2025-1 BSL Static Debt Securitization:

		September 30, 2025
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$511,920	SOFR + 1.25%	AAA
Class B Notes	Senior Secured Floating Rate	96,380	SOFR + 1.85%	AA
Class C Notes	Mezzanine Secured Deferrable Floating Rate	53,325	SOFR + 2.10%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	33,575	SOFR + 2.77%	BBB
Total Secured Notes		695,200
Subordinated Notes (1)		156,500	None	Not rated
Total 2025-1 BSL Notes		$851,700
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

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$8,476,248	$5,866,717
Total investments at fair value	8,476,248	5,866,717
Cash and cash equivalents (restricted cash of $720,531 and $304,999, respectively)	720,531	304,999
Interest receivable from non-controlled/non-affiliated investments	104,577	44,670
Total assets	$9,301,356	$6,216,386
LIABILITIES
Debt (net of unamortized debt issuance costs of $26,002 and $20,261, respectively)	$5,938,923	$4,172,039
Interest payable	110,912	51,890
Total liabilities	$6,049,835	$4,223,929

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
As of September 30, 2025, and December 31, 2024, respectively, the Company had $373.6 million and $420.8 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 4.96% and 5.18% per annum as of September 30, 2025, and December 31, 2024, respectively.
Certain of the Company’s investments serve as collateral for the Company’s obligations under the Repurchase Agreements and the carrying value of pledged investments were $515.8 million and $575.3 million as of September 30, 2025, and December 31, 2024, respectively.
The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,419,920	$1,419,920	$—	$230,080	$109,953
Castle Peak Funding Facility (3)	1,900,000	1,334,246	1,334,246	—	565,754	447,596
Summit Peak Funding Facility (3)	1,375,000	867,565	867,565	—	507,435	374,486
Denali Peak Funding Facility	750,000	584,800	584,800	—	165,200	119,351
Bushnell Peak Funding Facility	600,000	590,300	590,300	—	9,700	9,700
Granite Peak Funding Facility	500,000	392,000	392,000	—	108,000	108,000
Middle Peak Funding Facility	1,000,000	809,000	809,000	—	191,000	191,000
Bison Peak Funding Facility	1,500,000	1,228,200	1,228,200	—	271,800	271,800
Blanca Peak Funding Facility	1,000,000	750,090	750,090	—	249,910	249,910
Windom Peak Funding Facility (3)	2,150,000	944,770	944,770	—	1,205,230	1,205,109
Monarch Peak Funding Facility	1,500,000	1,055,000	1,055,000	—	445,000	319,852
Haydon Peak Funding Facility	250,000	187,000	187,000	—	63,000	63,000
Bear Peak Funding Facility (3)	587,025	258,207	258,207	—	328,818	328,753
Phoenix Peak Funding Facility (3)	221,169	221,169	219,971	1,198	—	—
Revolving Credit Facility (4)	5,800,000	3,083,320	3,083,320	—	2,716,680	2,714,922
2026 Notes	400,000	400,000	399,416	584	—	—
May 2027 Notes (5)	625,000	625,000	618,092	879	—	—
October 2027 Notes (5)	350,000	350,000	348,825	2,795	—	—
March 2031 Notes (5)	500,000	500,000	499,496	10,823	—	—
March 2033 Notes (5)	500,000	500,000	497,698	13,366	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,226,982	5,786	—	—
November 2026 Eurobonds	587,025	587,025	585,206	1,819	—	—
March 2027 Notes	1,000,000	1,000,000	996,057	3,943	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
January 2029 Notes	$650,000	$650,000	$644,142	$5,858	$—	$—
April 2026 UK Bonds (5)	336,225	336,225	332,490	473	—	—
November 2028 Notes (5)	650,000	650,000	662,246	1,765	—	—
January 2031 Notes (5)	500,000	500,000	496,241	11,200	—	—
July 2029 Notes (5)	500,000	500,000	505,775	8,581	—	—
September 2027 Notes (5)	400,000	400,000	393,978	4,414	—	—
April 2030 Notes (5)	400,000	400,000	388,820	7,764	—	—
November 2029 Notes (5)	400,000	400,000	400,944	7,491	—	—
November 2034 Notes (5)	800,000	800,000	792,376	22,059	—	—
January 2032 Notes (5)	1,000,000	1,000,000	1,014,199	22,799	—	—
September 2030 Notes (5)	500,000	500,000	488,435	9,894		—
2021-2 Notes	505,800	505,800	504,614	1,186	—	—
MML 2021-1 Debt	690,000	690,000	686,736	3,264	—	—
MML 2022-1 Debt	759,000	759,000	754,793	4,207	—	—
2022-1 BSL Debt	420,000	420,000	418,756	1,244	—	—
MML 2022-2 Debt	300,500	300,500	298,454	2,046	—	—
2023-1 Notes	305,000	305,000	303,328	1,672	—	—
2024-1 Notes	244,000	244,000	242,447	1,553	—	—
2024-2 Notes	305,000	305,000	302,117	2,883	—	—
2025-1 Notes	884,000	884,000	880,728	3,272	—	—
2025-1 Lender Finance	890,000	890,000	887,368	2,632	—	—
2025-1 BSL Notes	661,625	661,625	659,582	2,043	—	—
Short-Term Borrowings	373,621	373,621	373,621	—	—	—
Total	$38,469,990	$31,412,383	$31,328,351	$169,493	$7,057,607	$6,513,432
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 94.1 million
•EUR 69.0 million
•GBP 74.6 million
Under the Castle Peak Funding Facility, as of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 78.9 million
•EUR 46.4 million
•GBP 38.9 million
Under the Summit Peak Funding Facility, as of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 64.7 million
•EUR 26.9 million
•GBP 99.7 million

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Under the Windom Peak Funding Facility, as of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•GBP 100.4 million
Under the Bear Peak Funding Facility, as of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 110.8 million
•GBP 40.0 million
•NZD 128.3 million
Under the Phoenix Peak Funding Facility, as of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 44.5 million
•EUR 453.7 million
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
April 2026 UK Bonds (5)	$312,975	$312,975	$303,118	$1,128	$—	$—
September 2025 Notes (5)	800,000	800,000	796,012	3,183	—	—
November 2028 Notes (5)	500,000	500,000	491,884	9,315	—	—
January 2031 Notes (5)	500,000	500,000	478,572	12,752	—	—
July 2029 Notes (5)	500,000	500,000	492,483	10,248	—	—
September 2027 Notes (5)	400,000	400,000	385,192	5,989	—	—
April 2030 Notes (5)	400,000	400,000	374,785	8,969	—	—
November 2029 Notes (5)	400,000	400,000	389,112	8,737	—	—
November 2034 Notes (5)	800,000	800,000	761,812	23,750	—	—
2021-1 BSL Notes	663,000	663,000	662,170	830	—	—
2021-2 Notes	505,800	505,800	504,516	1,284	—	—
MML 2021-1 Debt	690,000	690,000	686,473	3,527	—	—
MML 2022-1 Debt	759,000	759,000	754,464	4,536	—	—
2022-1 BSL Debt	420,000	420,000	418,661	1,339	—	—
MML 2022-2 Debt	300,500	300,500	298,280	2,220	—	—
2023-1 Notes	305,000	305,000	303,206	1,794	—	—
2024-1 Notes	244,000	244,000	242,337	1,663	—	—
2024-2 Notes	305,000	305,000	301,927	3,073	—	—
Short-Term Borrowings	420,829	420,829	420,829	—	—	—
Total	$36,809,690	$30,708,757	$30,452,578	$136,810	$6,100,933	$5,482,119
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
As of September 30, 2025 and December 31, 2024, $494.1 million and $391.2 million, respectively, of interest expense and $5.6 million and $6.8 million, respectively, of unused commitment fees were included in Interest payable in the Company’s Condensed Consolidated Statements of Assets and Liabilities.
For the three and nine months ended September 30, 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 6.09% and 6.13%, respectively. For the three and nine months ended September 30, 2024, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 7.12% and 7.20%, respectively.
For the three and nine months ended September 30, 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 6.23% and 6.25%, respectively, including $2.2 million and $2.2 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities. For the three and nine months ended September 30, 2024, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 7.24% and 7.37%, respectively, including nil and $4.7 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities.
For the three and nine months ended September 30, 2025, the average principal debt outstanding was $30,406.9 million and $30,431.5 million, respectively. For the three and nine months ended September 30, 2024, the average principal debt outstanding was $24,471.8 million and $24,060.8 million, respectively.
The components of interest expense were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$455,016	$422,608
Facility unused fees	7,267	15,956
Amortization of deferred financing costs	8,915	7,934
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	12,063	8,268
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(17,645)	(152,881)
Hedged items	18,241	150,919
Total interest expense	$483,857	$452,804
Cash paid for interest expense	$491,646	$519,050

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$1,359,908	$1,242,170
Facility unused fees	26,749	54,039
Amortization of deferred financing costs	26,242	29,581
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	31,225	24,199
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(207,453)	(128,572)
Hedged items	204,830	127,602
Total interest expense	$1,441,501	$1,349,019
Cash paid for interest expense	$1,656,792	$1,513,206
Note 8. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $12.3 billion and $10.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2025 and December 31, 2024, the Company estimates that $1,198.5 million and $130.2 million, respectively, of investments and backstop arrangements that were committed but not yet funded.
As of September 30, 2025 and December 31, 2024, $497.3 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares for the three months ended September 30, 2025:

	For the three months ended September 30, 2025
	Shares	Amount
CLASS I
Subscriptions	92,857,313	$2,334,017
Share transfers between classes	4,734,519	119,101
Distributions reinvested	14,960,219	376,093
Share repurchases	(23,484,009)	(586,395)
Early repurchase deduction	—	114
Net increase (decrease)	89,068,042	2,242,930
CLASS S
Subscriptions	26,856,522	675,173
Share transfers between classes	(1,699,643)	(42,708)
Distributions reinvested	7,198,526	180,966
Share repurchases	(7,367,465)	(183,965)
Early repurchase deduction	—	52
Net increase (decrease)	24,987,940	629,518
CLASS D
Subscriptions	1,284,401	32,323
Share transfers between classes	(3,034,876)	(76,393)
Distributions reinvested	114,568	2,880
Share repurchases	(939,571)	(23,461)
Early repurchase deduction	—	2
Net increase (decrease)	(2,575,478)	(64,649)
Total net increase (decrease)	111,480,504	$2,807,799

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares during the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	Shares	Amount
CLASS I
Subscriptions	284,981,120	$7,197,001
Share transfers between classes	8,082,142	203,836
Distributions reinvested	41,985,363	1,059,933
Share repurchases	(79,037,375)	(1,986,138)
Early repurchase deduction	—	880
Net increase (decrease)	256,011,250	6,475,512
CLASS S
Subscriptions	88,421,776	2,233,734
Share transfers between classes	(4,689,357)	(118,397)
Distributions reinvested	20,248,946	511,197
Share repurchases	(17,885,661)	(449,078)
Early repurchase deduction	—	410
Net increase (decrease)	86,095,704	2,177,866
CLASS D
Subscriptions	5,939,456	150,170
Share transfers between classes	(3,392,785)	(85,439)
Distributions reinvested	374,084	9,447
Share repurchases	(1,457,379)	(36,499)
Early repurchase deduction	—	19
Net increase (decrease)	1,463,376	37,698
Total net increase (decrease)	343,570,330	$8,691,076

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares for the three months ended September 30, 2024:

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
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares nine months ended September 30, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.42	$25.42	$25.42
February 28, 2025	25.36	25.36	25.36
March 31, 2025	25.25	25.25	25.25
April 30, 2025	25.19	25.19	25.19
May 31, 2025	25.21	25.21	25.21
June 30, 2025	25.17	25.17	25.17
July 31, 2025	25.16	25.16	25.16
August 31, 2025	25.09	25.09	25.09
September 30, 2025	24.97	24.97	24.97

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the nine months ended September 30, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.41	$25.41	$25.41
February 29, 2024	25.43	25.43	25.43
March 31, 2024	25.51	25.51	25.51
April 30, 2024	25.54	25.54	25.54
May 31, 2024	25.55	25.55	25.55
June 30, 2024	25.57	25.57	25.57
July 31, 2024	25.57	25.57	25.57
August 31, 2024	25.53	25.53	25.53
September 30, 2024	25.50	25.50	25.50
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable for the nine months ended September 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
July 18, 2025	July 31, 2025	August 26, 2025	0.2200	267,059
August 20, 2025	August 31, 2025	September 25, 2025	0.2200	274,235
September 18, 2025	September 30, 2025	October 23, 2025	0.2200	283,583
			$1.9800	$2,318,608

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
July 18, 2025	July 31, 2025	August 26, 2025	0.2022	114,847
August 20, 2025	August 31, 2025	September 25, 2025	0.2022	117,040
September 18, 2025	September 30, 2025	October 23, 2025	0.2022	119,217
			$1.8190	$1,001,734

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
July 18, 2025	July 31, 2025	August 26, 2025	0.2148	5,289
August 20, 2025	August 31, 2025	September 25, 2025	0.2148	5,419
September 18, 2025	September 30, 2025	October 23, 2025	0.2148	5,439
			$1.9327	$49,152
The following tables present distributions that were declared and payable for the nine months ended September 30, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
July 17, 2024	July 31, 2024	August 27, 2024	0.2200	198,554
August 20, 2024	August 31, 2024	September 27, 2024	0.2200	204,327
September 19, 2024	September 30, 2024	October 23, 2024	0.2200	210,943
			$1.9800	$1,700,840

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Through September 30, 2025, a portion of the Company’s distributions resulted from expense support from the Sub-Adviser, and future distributions may result from expense support from the Sub-Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods or the Sub-Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9800	$2,318,608	$1.8190	$1,001,734	$1.9327	$49,152
Net realized gains	—	—	—	—	—	—
Total	$1.9800	$2,318,608	$1.8190	$1,001,734	$1.9327	$49,152
The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares for the nine months ended September 30, 2024:

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
Share Repurchases
For the three months ended September 30, 2025 and 2024, approximately 31,791,045 and 21,525,119 Common Shares were repurchased, respectively. For the nine months ended September 30, 2025 and 2024, approximately 98,391,573 and 61,344,066 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the nine months ended September 30, 2025:

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
March 3, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
May 30, 2025	43,576,158	2.6%	$25.17	June 30, 2025	$1,095,993	—
August 29, 2025	31,791,045	1.8%	$24.97	September 30, 2025	$793,653	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the nine months ended September 30, 2024:

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.42	$25.42	$25.42
Net investment income	1.87	1.71	1.82
Net change in unrealized and realized gain (loss)	(0.34)	(0.34)	(0.34)
Net increase (decrease) in net assets resulting from operations	1.53	1.37	1.48
Distributions from net investment income (2)	(1.98)	(1.82)	(1.93)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.98)	(1.82)	(1.93)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.45)	(0.45)	(0.45)
Net asset value, end of period	$24.97	$24.97	$24.97
Shares outstanding, end of period	1,265,529,621	582,232,548	24,382,482
Total return based on NAV (4)	6.2%	5.5%	6.0%
Ratios:
Ratio of net expenses to average net assets (5)	7.2%	8.0%	7.4%
Ratio of net investment income to average net assets (5)	9.8%	9.0%	9.6%
Portfolio turnover rate	12.4%	12.4%	12.4%
Supplemental Data:
Net assets, end of period	$31,594,584	$14,535,807	$608,739
Asset coverage ratio	248.8%	248.8%	248.8%
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
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the nine months ended September 30, 2025, the ratio of total operating expenses to average net assets was 7.2%, 8.0%, and 7.4% on Class I, Class S and Class D, respectively. Ratio does not include the expenses of investment companies which the Company has invested in, including joint ventures.

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
(5)Amounts are annualized except for amounts relating to excise tax expense. For the nine months ended September 30, 2024, the ratio of total operating expenses to average net assets was 8.4%, 9.3% and 8.6%, on Class I, Class S and Class D, respectively.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
September 30, 2025	$1,419,920	$2,488	—	N/A
December 31, 2024	1,000,298	2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Castle Peak Funding Facility
September 30, 2025	$1,334,246	$2,488	—	N/A
December 31, 2024	1,194,401	2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A
Maroon Peak Funding Facility
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
September 30, 2025	867,565	2,488	—	N/A
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
September 30, 2025	584,800	2,488	—	N/A
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
September 30, 2025	590,300	2,488	—	N/A
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
September 30, 2025	392,000	2,488	—	N/A
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
September 30, 2025	809,000	2,488	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bison Peak Funding Facility
September 30, 2025	$1,228,200	$2,488	—	N/A
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
September 30, 2025	750,090	2,488	—	N/A
December 31, 2024	1,375,090	2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
September 30, 2025	944,770	2,488	—	N/A
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
September 30, 2025	1,055,000	2,488	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL WH
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Meridian Peak Funding Facility
September 30, 2025	$—	$—	—	N/A
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Haydon Peak Funding Facility
September 30, 2025	187,000	2,488	—	N/A
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
September 30, 2025	258,207	2,488	—	N/A
December 31, 2024	164,816	2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
September 30, 2025	221,169	2,488	—	N/A
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
September 30, 2025	3,083,320	2,488	—	N/A
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
2026 Notes
September 30, 2025	400,000	2,488	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
May 2027 Notes
September 30, 2025	$625,000	$2,488	—	N/A
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
October 2027 Notes
September 30, 2025	350,000	2,488	—	N/A
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 Notes
September 30, 2025	500,000	2,488	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2033 Notes
September 30, 2025	500,000	2,488	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2024 Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
September 30, 2025	1,250,000	2,488	—	N/A
December 31, 2024	1,250,000	2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
September 30, 2025	587,025	2,488	—	N/A
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
November 2024 Notes
September 30, 2025	$—	$—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
September 30, 2025	1,000,000	2,488	—	N/A
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
January 2029 Notes
September 30, 2025	650,000	2,488	—	N/A
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
September 30, 2025	336,225	2,488	—	N/A
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2025 Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
November 2028 Notes
September 30, 2025	$650,000	$2,488	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2031 Notes
September 30, 2025	500,000	2,488	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2029 Notes
September 30, 2025	500,000	2,488	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
September 30, 2025	400,000	2,488	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
September 30, 2025	400,000	2,488	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
September 30, 2025	400,000	2,488	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2034 Notes
September 30, 2025	800,000	2,488	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
January 2032 Notes
September 30, 2025	$1,000,000	$2,488	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2030 Notes
September 30, 2025	500,000	2,488	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2021-1 BSL Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	663,000	2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
September 30, 2025	505,800	2,488	—	N/A
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
September 30, 2025	690,000	2,488	—	N/A
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
September 30, 2025	759,000	2,488	—	N/A
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
September 30, 2025	420,000	2,488	—	N/A
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MML 2022-2 Debt
September 30, 2025	$300,500	$2,488	—	N/A
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
September 30, 2025	305,000	2,488	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-1 Notes
September 30, 2025	244,000	2,488	—	N/A
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-2 Notes
September 30, 2025	305,000	2,488	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Notes
September 30, 2025	884,000	2,488	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Lender Finance Notes
September 30, 2025	890,000	2,488	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 BSL Notes
September 30, 2025	661,625	2,488	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Short-Term Borrowings
September 30, 2025	$373,621	$2,488	—	N/A
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
As of September 30, 2025 and December 31, 2024, the aggregate principal amount of indebtedness outstanding was $31.4 billion and $30.7 billion, respectively.
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
As of September 30, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $1,815.0 million and the Emerald JV Partner had made capital contributions (net of returns of capital) of $605.0 million. As of September 30, 2025 and December 31, 2024, $435.0 million of capital remained uncalled from the Company and $145.0 million of capital remained uncalled from the Emerald JV Partner. The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV.
As of September 30, 2025 and December 31, 2024, the Company and the Emerald JV Partner’s equity ownership interests in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s general partner, which is jointly controlled by the Company and the Emerald JV Partner. For the three and nine months ended September 30, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Emerald JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV cannot be transferred without the consent of the Emerald JV partner. Effective July 18, 2025, the Emerald JV’s general partner approved the extension of the Emerald JV to January 18, 2026.
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
The Company’s investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024.

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Emerald JV as of September 30, 2025:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.83%	7/25/2025	5/25/2029	$8,014	$6,036	$4,650	0.20%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.83%	7/25/2025	5/25/2029	1,150	807	668	0.03
Novaria Holdings, LLC	(8)	SOFR +	3.25%	7.41%	2/5/2025	6/6/2031	1,124	1,124	1,127	0.05
Peraton Corp.	(10)	SOFR +	3.75%	8.01%	8/4/2022	2/1/2028	20,076	20,046	16,983	0.74
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.50%	6.83%	3/10/2025	2/26/2032	23,124	22,958	23,073	1.00
Signia Aerospace, LLC	(7)(9)	SOFR +	2.75%	6.91%	7/23/2025	12/11/2031	20,841	20,910	20,906	0.91
TransDigm, Inc.	(8)	SOFR +	2.50%	6.50%	11/19/2024	1/19/2032	9,900	9,939	9,906	0.43
TransDigm, Inc.	(8)	SOFR +	2.50%	6.50%	11/19/2024	2/28/2031	3,970	3,949	3,972	0.17
TransDigm, Inc.	(8)	SOFR +	2.50%	6.50%	8/13/2025	8/19/2032	6,780	6,764	6,781	0.30
TransDigm, Inc.	(8)	SOFR +	2.25%	6.25%	9/11/2025	3/22/2030	10,946	10,993	10,947	0.48
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	6.41%	1/19/2022	12/6/2030	7,859	7,827	7,861	0.34
								111,353	106,874	4.65
Air Freight & Logistics
AIT Worldwide Logistics Holdings, Inc.	(10)	SOFR +	4.00%	8.25%	10/30/2024	4/8/2030	20,169	20,169	20,243	0.88
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.63%	1/19/2022	12/9/2027	30,993	30,993	29,443	1.28
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.90%	1/19/2022	12/31/2028	26,166	25,922	23,419	1.02
Savage Enterprises, LLC	(8)	SOFR +	2.50%	6.75%	7/30/2025	8/5/2032	9,042	9,032	9,060	0.39
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.00%	14.20% PIK	11/27/2024	11/27/2029	2,762	2,723	2,762	0.12
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	7.00%	11.20% PIK	11/27/2024	5/27/2030	8,374	8,374	8,374	0.36
Stonepeak Nile Parent, LLC	(8)	SOFR +	2.75%	7.08%	4/11/2025	4/9/2032	18,318	18,290	18,334	0.80
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	8.00%	11/8/2024	7/26/2028	6,191	6,099	6,166	0.27
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	8.75%	3/21/2025	7/26/2028	15,406	15,179	15,464	0.67
								136,781	133,265	5.79
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.58%	1/19/2022	4/20/2028	2,474	2,474	2,473	0.11
American Airlines, Inc.	(8)	SOFR +	2.25%	6.50%	12/12/2024	2/15/2028	14,847	14,902	14,844	0.65
American Airlines, Inc.	(8)	SOFR +	3.25%	7.58%	5/28/2025	5/28/2032	2,859	2,831	2,875	0.13
JetBlue Airways Corp.	(9)	SOFR +	4.75%	8.75%	11/7/2024	8/27/2029	4,950	4,968	4,763	0.21
								25,175	24,955	1.10
Auto Components
Belron Finance 2019, LLC	(9)	SOFR +	2.50%	6.74%	7/18/2025	10/16/2031	9,900	10,001	9,962	0.43
Clarios Global, LP	(8)	SOFR +	2.50%	6.66%	3/5/2025	5/6/2030	8,957	8,961	8,973	0.39
Clarios Global, LP	(8)	SOFR +	2.75%	6.91%	1/28/2025	1/28/2032	18,482	18,417	18,517	0.81
Valvoline, Inc.	(8)	SOFR +	2.00%	6.32%	3/19/2025	3/19/2032	2,692	2,679	2,705	0.12
								40,058	40,157	1.75

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Beverages
Sazerac Co, Inc.	(8)	SOFR +	2.50%	6.70%	7/10/2025	7/9/2032		$6,567	$6,535	$6,615	0.29%
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.25%	2/12/2025	3/31/2028		14,791	14,791	14,806	0.64
									21,326	21,421	0.93
Biotechnology
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	6.26%	7/23/2025	11/15/2027		5,000	5,002	4,991	0.22
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.50%	1/19/2022	4/12/2028		26,210	25,439	24,959	1.09
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.26%	1/19/2022	2/26/2027		19,098	19,072	18,382	0.80
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.99%	6/6/2024	5/31/2031		9,342	9,256	9,135	0.40
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.63%	1/19/2022	5/1/2027		27,116	27,116	26,844	1.17
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.91%	10/3/2024	3/28/2031		9,900	9,990	9,949	0.43
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.25%	12/2/2024	4/29/2029		9,898	9,852	9,268	0.40
Resideo Funding, Inc.	(8)	SOFR +	2.00%	6.04%	8/8/2025	8/13/2032		6,713	6,715	6,724	0.29
TCP Sunbelt Acquisition, Co.	(8)	SOFR +	4.25%	8.45%	10/15/2024	10/24/2031		25,200	24,980	25,305	1.10
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.65%	1/19/2022	12/29/2026		10,501	10,501	8,322	0.36
									142,921	138,888	6.04
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.75%	2/27/2025	2/27/2032		71,475	71,421	70,046	3.05
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.66%	12/6/2024	8/9/2030		19,264	19,101	19,285	0.84
Citco Funding, LLC	(9)	SOFR +	2.75%	6.81%	6/13/2024	4/27/2028		7,156	7,150	7,184	0.31
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	6.91%	3/13/2025	9/15/2031		19,788	19,689	19,815	0.86
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	6.75%	7/25/2025	9/5/2031		20,377	20,244	20,401	0.89
Hudson River Trading, LLC	(8)	SOFR +	3.00%	7.15%	6/25/2025	3/18/2030		872	869	874	0.04
ITG Communications, LLC	(8)	SOFR +	4.75%	8.95%	7/1/2025	7/9/2031		9,167	8,831	9,072	0.40
Jane Street Group, LLC	(8)	SOFR +	2.00%	6.20%	7/23/2025	12/15/2031		4,987	4,978	4,957	0.22
Jump Financial, LLC	(8)	SOFR +	3.50%	7.50%	7/31/2025	2/26/2032		699	699	705	0.03
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	7.16%	8/1/2025	3/21/2031		1,088	1,088	1,090	0.05
Osaic Holdings, Inc.	(8)	SOFR +	3.00%	7.16%	7/17/2025	8/1/2032		23,260	23,225	23,273	1.01
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	10.76%	12/29/2023	10/30/2028		944	937	830	0.04
Saphilux S.à r.l.	(8)	S +	4.75%	8.96%	7/27/2023	7/18/2028	GBP	20,000	25,526	27,010	1.18
Saphilux S.à r.l.	(9)	SOFR +	3.00%	7.32%	7/17/2025	7/18/2028		1,330	1,330	1,337	0.06
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.50%	9/26/2022	5/14/2031		90,087	89,504	90,087	3.92
Superannuation & Investments US, LLC	(9)	SOFR +	3.00%	7.16%	7/18/2025	12/1/2028		3,146	3,152	3,166	0.14
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.16%	6/5/2024	4/7/2028		18,488	18,488	18,522	0.81
									316,232	317,654	13.85

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.00%	7.18%	12/13/2024	11/1/2030	$13,078	$13,139	$13,120	0.57%
Discovery Purchaser Corp.	(9)	SOFR +	3.75%	8.08%	12/2/2024	10/4/2029	9,976	10,047	9,943	0.43
Fortis 333, Inc.	(8)	SOFR +	3.50%	7.50%	2/6/2025	3/27/2032	3,491	3,483	3,478	0.15
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.51% PIK	4/14/2023	4/14/2029	7,809	4,670	0	0.00
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.51% PIK	4/14/2023	4/14/2029	3,813	3,558	2,740	0.12
								34,897	29,281	1.27
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	8.03%	8/15/2025	8/18/2030	21,551	21,256	21,642	0.94
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	7.51%	8/6/2025	8/20/2032	43,339	43,285	43,551	1.90
Anticimex, Inc.	(9)	SOFR +	3.40%	7.76%	5/25/2022	11/16/2028	14,725	14,698	14,781	0.64
Anticimex, Inc.	(9)	SOFR +	3.40%	7.76%	4/23/2024	11/16/2028	24,945	24,945	25,058	1.09
Armor Holdco, Inc.	(9)	SOFR +	3.75%	7.92%	12/13/2024	12/11/2028	12,053	12,033	12,074	0.53
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.91%	8/8/2025	11/1/2030	143	143	144	0.01
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.75%	7.91%	7/2/2025	7/9/2032	12,234	12,175	12,290	0.54
EAB Global, Inc.	(9)	SOFR +	3.00%	7.16%	1/19/2022	8/16/2030	13,067	13,058	12,765	0.56
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.53%	6/7/2022	8/31/2028	3,860	3,794	3,445	0.15
GBT US III, LLC	(8)	SOFR +	2.50%	6.81%	2/4/2025	7/25/2031	772	772	774	0.03
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.67%	3/3/2025	3/3/2032	15,818	15,801	15,833	0.69
International SOS The Americas, LP	(4)(9)	SOFR +	2.75%	6.75%	6/28/2024	9/7/2028	1,926	1,926	1,928	0.08
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.29%	1/19/2022	12/15/2027	9,457	9,386	9,457	0.41
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.29%	1/19/2022	12/15/2027	2,925	2,910	2,925	0.13
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.25% (incl. 3.00% PIK)	1/19/2022	11/8/2031	37,150	36,992	37,150	1.62
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.91%	9/26/2022	10/19/2028	132,563	129,115	113,673	4.95
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.50%	7.66%	9/19/2025	12/2/2031	4,337	4,337	4,349	0.19
OMNIA Partners, LLC	(8)	SOFR +	2.50%	6.81%	1/26/2024	7/25/2030	30,150	30,316	30,199	1.32
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.56%	9/11/2025	10/1/2032	10,112	10,107	10,140	0.44
Polyphase Elevator Holding, Co.	(4)(11)	SOFR +	6.00%	10.10%	9/26/2022	6/23/2027	29,206	28,932	26,723	1.16
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.13%	11/20/2024	10/13/2030	16,873	16,834	16,850	0.73
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	5.91%	3/13/2025	8/31/2028	9,950	9,912	9,754	0.42
TMF Sapphire Bidco, BV	(8)	SOFR +	2.75%	7.04%	1/22/2025	5/3/2028	272	272	273	0.01
TRC Cos, LLC	(8)	SOFR +	3.00%	7.16%	1/14/2025	12/8/2028	13,519	13,524	13,554	0.59
								456,523	439,332	19.13

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Amentum Holdings, Inc.	(8)	SOFR +	2.25%	6.41%	4/4/2025	9/29/2031	$4,010	$3,873	$4,014	0.17%
Azuria Water Solutions, Inc.	(7)(10)	SOFR +	3.00%	7.16%	5/15/2025	5/17/2028	4,675	4,626	4,689	0.20
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.53%	1/25/2024	1/27/2031	28,612	28,624	28,653	1.25
Centuri Group, Inc.	(8)	SOFR +	2.25%	6.42%	7/1/2025	7/9/2032	3,941	3,931	3,958	0.17
Osmose Utilities Services, Inc.	(9)	SOFR +	3.25%	7.53%	11/7/2024	6/23/2028	16,825	16,892	15,994	0.70
Pike Electric Corp.	(8)	SOFR +	3.00%	7.28%	6/7/2022	1/21/2028	5,976	5,892	6,017	0.26
Socotec US Holding, Inc.	(8)	SOFR +	3.25%	7.37%	7/22/2025	6/2/2031	1,372	1,369	1,384	0.06
Tecta America Corp.	(8)	SOFR +	3.00%	7.16%	2/18/2025	2/18/2032	2,473	2,467	2,485	0.11
Touchdown Acquirer, Inc.	(8)	SOFR +	2.75%	6.95%	4/8/2025	2/21/2031	4,975	4,872	4,977	0.22
								72,546	72,171	3.14
Construction Materials
Green Infrastructure Partners US, LLC	(8)	SOFR +	2.75%	6.78%	9/19/2025	9/24/2032	9,363	9,365	9,383	0.41
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	6.41%	4/8/2025	2/10/2032	4,975	4,845	4,978	0.22
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.91%	10/23/2024	9/20/2030	7,872	7,921	7,904	0.34
								22,131	22,265	0.97
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	6.16%	7/23/2025	5/17/2031	4,987	4,996	4,987	0.22
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.39%	12/13/2024	7/18/2029	4,950	4,989	4,977	0.22
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	9.75%	9/26/2022	9/30/2028	73,446	73,077	73,446	3.20
Berlin Packaging, LLC	(8)	SOFR +	3.25%	7.53%	7/25/2025	6/7/2031	28,996	29,130	29,116	1.27
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.34%	4/13/2022	4/13/2029	31,338	31,274	31,331	1.36
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	7.41%	8/22/2025	4/1/2032	10,756	10,716	10,752	0.47
Clydesdale Acquisition Holdings, Inc.	(7)(9)	SOFR +	3.25%	7.41%	8/22/2025	4/1/2032	56	55	56	0.00
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.66%	7/31/2024	8/4/2027	22,953	23,017	22,978	1.00
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.19%	4/9/2024	9/15/2028	12,102	12,053	12,162	0.53
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.66%	9/11/2025	9/15/2032	21,808	21,835	21,794	0.95
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.66%	4/19/2024	4/19/2031	18,333	18,475	18,439	0.80
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.41%	1/19/2022	3/3/2028	28,203	27,972	28,101	1.22
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.75%	10/18/2024	9/15/2028	38,146	37,572	37,530	1.63
								290,165	290,682	12.65

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Distributors
Boots Group Finco, LP	(8)	SOFR +	3.50%	7.70%	7/18/2025	8/30/2032	$3,379	$3,371	$3,393	0.15%
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	9.80%	9/26/2022	12/11/2028	52,011	51,486	43,299	1.89
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.01%	1/19/2022	11/2/2026	31,247	31,119	29,450	1.28
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	9/26/2022	6/23/2028	83,365	82,394	74,612	3.25
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.91%	1/19/2022	11/13/2026	30,659	30,572	29,662	1.29
								198,942	180,416	7.86
Diversified Consumer Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.00%	1/19/2022	4/30/2030	69,387	68,942	69,387	3.02
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.93%	1/19/2022	7/20/2028	33,996	33,996	33,826	1.47
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.67%	11/22/2024	3/22/2031	21,473	21,522	21,444	0.93
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.68%	7.68%	4/12/2022	7/6/2029	4,863	4,853	4,901	0.21
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	5.00%	9.26%	1/19/2022	4/30/2027	24,360	24,027	24,360	1.06
Express Wash Concepts, LLC	(4)(11)	SOFR +	5.00%	9.16%	1/19/2022	4/30/2027	28,175	28,048	28,175	1.23
Fugue Finance, LLC	(9)	SOFR +	2.75%	6.95%	7/15/2025	1/9/2032	6,438	6,464	6,461	0.28
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.66%	2/1/2024	12/21/2029	20,775	20,768	18,050	0.79
KUEHG Corp.	(9)	SOFR +	2.75%	6.75%	10/21/2024	6/12/2030	20,498	20,533	20,509	0.89
Learning Care Group US No 2, Inc.	(9)	SOFR +	4.00%	8.23%	3/26/2025	8/11/2028	3,702	3,677	3,646	0.16
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.47%	3/10/2022	3/12/2029	3,860	3,841	3,843	0.17
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.66%	12/6/2024	3/21/2031	9,007	9,068	9,036	0.39
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.41%	1/19/2022	12/15/2028	27,521	27,454	26,076	1.14
Spring Education Group, Inc.	(8)	SOFR +	3.25%	7.25%	9/10/2025	10/5/2030	315	315	316	0.01
University Support Services, LLC	(9)	SOFR +	2.75%	6.91%	2/10/2022	2/10/2029	15,253	15,231	15,045	0.66
								288,739	285,075	12.41
Diversified Telecommunication Services
Lumen Technologies, Inc.	(14)	SOFR +	6.00%	10.16%	12/18/2024	6/1/2028	10,021	10,070	10,223	0.45
Radiate Holdco, LLC	(10)	SOFR +	5.00%	9.28% (incl. 1.50% PIK)	6/30/2025	9/25/2029	2,349	2,348	1,903	0.08
Zacapa, LLC	(9)	SOFR +	3.75%	7.75%	10/29/2024	3/22/2029	15,685	15,768	15,726	0.68
								28,186	27,852	1.21
Electric Utilities
Alpha Generation, LLC	(8)	SOFR +	2.00%	6.16%	7/23/2025	9/30/2031	4,987	4,990	4,987	0.22
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	6.41%	8/7/2025	2/26/2032	7,666	7,669	7,688	0.33
NRG Energy, Inc.	(8)	SOFR +	1.75%	6.07%	7/23/2025	4/16/2031	4,987	4,997	4,993	0.22
								17,656	17,668	0.77

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Electrical Equipment
Arcline FM Holdings, LLC	(10)	SOFR +	3.50%	7.58%	3/27/2025	6/23/2030	$2,946	$2,944	$2,951	0.13%
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.70%	1/19/2022	6/21/2028	31,306	31,279	31,368	1.37
Madison IAQ, LLC	(9)	SOFR +	3.25%	7.45%	3/28/2025	3/28/2032	7,867	7,792	7,914	0.34
								42,015	42,233	1.84
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.10%	1/19/2022	12/23/2026	3,136	3,124	3,073	0.13
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.35%	1/19/2022	12/23/2026	804	802	788	0.03
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.10%	1/19/2022	12/23/2026	10,449	10,410	10,240	0.45
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.32%	1/19/2022	3/2/2028	2,888	2,894	2,821	0.12
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.81%	7/1/2024	7/1/2031	3,077	3,026	3,043	0.13
								20,256	19,965	0.86
Energy Equipment & Services
Covia Holdings, LLC	(8)	SOFR +	2.75%	6.95%	7/31/2025	2/26/2032	2,826	2,819	2,845	0.12
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.75%	6.91%	12/11/2024	3/26/2031	4,963	5,020	4,985	0.22
								7,839	7,830	0.34
Entertainment
CE Intermediate I, LLC	(8)	SOFR +	3.00%	7.38%	2/18/2025	3/25/2032	2,953	2,953	2,961	0.13
EOC Borrower, LLC	(8)	SOFR +	3.00%	7.16%	3/31/2025	3/24/2032	14,629	14,547	14,663	0.64
UFC Holdings, LLC	(8)	SOFR +	2.00%	6.04%	9/9/2025	11/21/2031	7,525	7,525	7,545	0.33
								25,025	25,169	1.10
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.41%	6/17/2024	6/17/2031	14,850	14,840	14,853	0.65
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.20%	11/25/2024	2/7/2031	10,708	10,801	10,779	0.47
Shift4 Payments, LLC	(8)	SOFR +	2.50%	6.50%	7/15/2025	6/30/2032	2,646	2,639	2,669	0.12
Solera, LLC	(9)(18)	SOFR +	4.00%	8.57%	5/16/2022	6/2/2028	16,600	16,463	16,034	0.70
								44,743	44,335	1.94
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.28%	11/7/2024	12/8/2028	15,834	15,899	15,873	0.69
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.00%	6.20%	11/7/2024	9/30/2031	21,902	21,817	21,770	0.95
Froneri US, Inc.	(8)	SOFR +	2.00%	6.20%	7/16/2025	8/2/2032	18,266	18,238	18,249	0.79
Red SPV, LLC	(8)	SOFR +	2.25%	6.39%	3/13/2025	3/15/2032	7,165	7,132	7,175	0.31
								63,086	63,067	2.74
Gas Utilities
CQP Holdco, LP	(9)	SOFR +	2.00%	6.00%	4/4/2025	12/31/2030	3,980	3,938	3,985	0.17
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(4)(11)	SOFR +	4.75%	9.01%	2/15/2022	9/8/2026	7,227	7,201	7,209	0.31
CSHC Buyerco, LLC	(4)(10)	SOFR +	4.75%	9.01%	2/15/2022	9/8/2026	3,441	3,429	3,433	0.15
Embecta Corp.	(9)	SOFR +	3.00%	7.16%	12/11/2024	3/30/2029	7,276	7,268	7,283	0.32
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.40%	8/18/2022	7/20/2029	3,149	3,037	3,146	0.14
Resonetics, LLC	(10)	SOFR +	2.75%	7.06%	7/24/2025	6/18/2031	7,344	7,391	7,345	0.32
WS Audiology A/S	(8)	SOFR +	3.50%	7.81%	6/27/2025	2/28/2029	18,873	18,873	18,825	0.82
								47,199	47,241	2.06

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.26% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$131,731	$131,068	$120,534	5.25%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.52%	1/19/2022	5/7/2027		1,683	1,676	1,683	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.48%	1/19/2022	5/7/2027		28,478	28,347	28,478	1.24
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	10.37%	1/19/2022	5/7/2026		112	110	112	0.00
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	9.62%	9/26/2022	2/25/2028		81,789	80,780	78,313	3.41
Canadian Hospital Specialties, Ltd.	(4)(11)	CA +	4.50%	7.37%	12/20/2022	4/14/2028	CAD	29,091	21,222	20,694	0.90
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.61% (incl. 4.00% PIK)	1/19/2022	12/21/2028		24,689	24,507	20,615	0.90
CHG Healthcare Services, Inc.	(9)	SOFR +	2.75%	7.05%	7/25/2025	9/29/2028		15,493	15,530	15,515	0.68
CNT Holdings I Corp.	(10)	SOFR +	2.25%	6.56%	4/8/2025	11/8/2032		10,497	10,404	10,502	0.46
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.41%	1/19/2022	4/3/2028		29,383	29,252	26,445	1.15
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.41%	1/19/2022	10/4/2026		28,284	28,284	28,284	1.23
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	6.91%	1/19/2022	11/1/2028		24,852	24,750	24,926	1.09
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.63%	9/10/2025	10/1/2032		38,246	38,151	38,301	1.67
Heartland Dental, LLC	(8)	SOFR +	3.75%	7.91%	8/7/2025	8/25/2032		17,886	17,866	17,877	0.78
ICS US Holdings, Inc.	(9)	SOFR +	5.25%	9.47%	12/20/2022	6/8/2028		35,000	33,876	19,950	0.87
IVI America, LLC	(8)	SOFR +	3.25%	7.25%	9/11/2025	4/18/2031		493	493	496	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.11%	1/19/2022	10/15/2026		25,464	25,406	24,636	1.07
MED ParentCo, LP	(8)	SOFR +	3.25%	7.41%	10/18/2024	4/15/2031		25,101	25,101	25,181	1.10
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.76% (incl. 4.00% PIK)	1/19/2022	7/16/2030		21,518	21,467	19,034	0.83
Onex TSG Intermediate Corp.	(8)	SOFR +	3.75%	8.00%	7/24/2025	8/6/2032		3,079	3,083	3,099	0.14
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.76%	12/11/2024	3/9/2028		30,785	30,785	30,785	1.34
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.50%	3/6/2025	6/30/2032		8,825	8,785	8,821	0.38
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	7.16%	10/15/2024	11/19/2031		9,287	9,285	9,295	0.40
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	9.98%	1/19/2022	12/23/2028		140,793	139,328	135,699	5.91
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.82%	7/22/2025	12/4/2031		31,341	31,467	31,318	1.36
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	6.50%	10.50% (incl. 5.25% PIK)	8/2/2024	6/30/2029		2,913	2,913	2,913	0.13
WHCG Purchaser III, Inc.	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		2,440	892	927	0.04
									784,828	744,433	32.42

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	6.91%	3/13/2025	2/15/2029	$19,425	$19,237	$19,411	0.85%
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.03%	11/25/2024	5/1/2031	45,488	45,575	44,762	1.95
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.10%	12/18/2024	10/1/2027	49,571	48,097	48,877	2.13
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	5.75%	10.01%	9/26/2022	10/29/2028	43,556	43,223	43,556	1.90
Project Ruby Ultimate Parent Corp.	(4)(8)	SOFR +	2.75%	7.03%	7/18/2025	3/10/2028	319	319	320	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	6.16%	8/6/2025	10/22/2029	6,629	6,606	6,641	0.29
								163,057	163,567	7.13
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.66%	7/23/2025	8/17/2028	5,479	5,479	5,495	0.24
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.66%	7/18/2025	8/17/2028	1,456	1,456	1,461	0.06
Bally's Corp.	(9)	SOFR +	3.25%	7.84%	8/13/2025	10/2/2028	11,969	11,869	11,655	0.51
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	5.75%	4/8/2025	11/30/2030	6,633	6,499	6,623	0.29
Flutter Entertainment PLC	(8)	SOFR +	2.00%	6.00%	7/24/2025	6/4/2032	726	724	727	0.03
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.91%	3/11/2025	1/28/2032	24,935	24,493	25,003	1.09
IRB Holding Corp.	(10)	SOFR +	2.50%	6.66%	12/11/2024	12/15/2027	19,875	19,931	19,901	0.87
Life Time, Inc.	(8)	SOFR +	2.00%	6.25%	8/14/2025	11/5/2031	19,900	20,002	19,907	0.87
Mic Glen, LLC	(9)	SOFR +	3.25%	7.41%	7/29/2025	7/21/2028	595	595	599	0.03
Motion Finco, LLC	(8)	SOFR +	3.50%	7.50%	3/13/2025	11/12/2029	4,963	4,895	4,470	0.19
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.91%	3/13/2025	9/12/2030	14,095	13,978	14,066	0.61
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	7.29%	6/11/2024	4/4/2029	14,820	14,809	14,715	0.64
Tacala Investment Corp.	(10)	SOFR +	3.00%	7.16%	9/16/2025	1/31/2031	4,950	4,986	4,978	0.22
Voyager Parent, LLC	(8)	SOFR +	4.75%	8.75%	7/18/2025	7/1/2032	24,600	23,855	24,680	1.07
Whatabrands, LLC	(9)	SOFR +	2.50%	6.66%	12/11/2024	8/3/2028	33,916	33,951	33,981	1.48
								187,522	188,261	8.20
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.28%	12/5/2024	7/31/2028	34,261	34,222	34,367	1.50
Madison Safety & Flow, LLC	(4)(8)	SOFR +	2.75%	6.91%	9/25/2025	9/26/2031	8,390	8,390	8,390	0.37
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.74%	9/17/2025	10/1/2032	3,864	3,826	3,829	0.17
								46,438	46,586	2.04
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	5.91%	12/12/2024	1/31/2031	2,894	2,891	2,894	0.13
Industrial Conglomerates
Bettcher Industries, Inc.	(4)(9)	SOFR +	4.00%	8.00%	9/19/2025	12/14/2028	4,336	4,325	4,358	0.19
Engineered Machinery Holdings, Inc.	(10)	SOFR +	3.50%	7.76%	6/7/2022	5/19/2028	3,860	3,793	3,886	0.17
								8,118	8,244	0.36

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.67%	7/31/2025	9/19/2031	$9,344	$9,222	$9,328	0.41%
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.25%	11/7/2024	1/30/2032	26,219	26,089	26,236	1.14
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.64%	9/12/2025	5/26/2031	7,175	7,162	7,190	0.31
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	6.91%	6/14/2024	6/14/2031	45,471	45,579	45,565	1.98
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.75%	9/26/2022	10/29/2030	74,672	74,200	74,672	3.25
HUB International, Ltd.	(8)	SOFR +	2.25%	6.58%	11/25/2024	6/20/2030	23,847	23,981	23,909	1.04
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.66%	11/22/2024	4/18/2030	14,684	14,757	14,688	0.64
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.91%	8/4/2025	2/15/2031	13,458	13,552	13,474	0.59
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.16%	11/19/2024	7/2/2031	19,455	19,552	19,480	0.85
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	9.15%	9/26/2022	10/16/2028	61,885	60,866	61,885	2.70
TIH Insurance Holdings, LLC	(8)	SOFR +	2.75%	6.75%	12/6/2024	5/6/2031	10,000	10,073	10,016	0.44
Trucordia Insurance Holdings, LLC	(8)	SOFR +	3.25%	7.41%	6/17/2025	6/17/2032	6,535	6,519	6,559	0.29
USI, Inc.	(8)	SOFR +	2.25%	6.25%	12/23/2024	11/22/2029	23,534	23,574	23,531	1.02
USI, Inc.	(8)	SOFR +	2.25%	6.25%	12/23/2024	9/29/2030	24,800	24,859	24,795	1.08
								359,985	361,328	15.74
Interactive Media & Services
Creative Artists Agency, LLC	(8)	SOFR +	2.50%	6.66%	7/23/2025	10/1/2031	10,000	10,033	10,026	0.44
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	7.07%	7/16/2024	7/16/2031	26,649	26,745	26,606	1.16
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.91%	3/27/2025	7/8/2031	4,274	4,218	4,199	0.18
								40,996	40,831	1.78
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.75%	6.75%	8/2/2024	2/1/2031	8,923	8,930	8,944	0.39
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	7.25%	7/2/2025	6/27/2031	5,258	5,295	5,291	0.23
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.91%	7/23/2025	11/9/2029	4,987	4,999	4,987	0.22
Informatica, LLC	(8)	SOFR +	2.25%	6.41%	11/7/2024	10/27/2028	9,897	9,936	9,928	0.43
Newfold Digital Holdings Group, Inc.	(4)(10)(17)	SOFR +	3.50%	7.84%	1/19/2022	2/10/2028	4,334	4,292	3,142	0.14
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.05%	1/19/2022	10/25/2027	13,016	12,923	13,016	0.57
Virtusa Corp.	(10)	SOFR +	3.25%	7.41%	6/21/2024	2/15/2029	30,583	30,733	30,277	1.32
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	6.16%	7/23/2025	3/1/2030	4,988	5,000	5,009	0.22
								82,108	80,594	3.52
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.66%	3/3/2025	11/15/2028	13,869	13,941	13,897	0.61

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.79%	11/13/2024	3/16/2030	$7,620	$7,681	$7,673	0.33%
EMRLD Borrower, LP	(8)	SOFR +	2.25%	6.12%	8/11/2025	8/4/2031	4,988	4,988	4,971	0.22
Gates Corp.	(9)	SOFR +	1.75%	5.91%	7/23/2025	6/4/2031	4,987	4,990	4,987	0.22
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.65%	9/11/2025	6/15/2030	1,212	1,212	1,214	0.05
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	6.91%	2/7/2025	8/31/2028	10,224	10,228	10,255	0.45
SPX Flow, Inc.	(9)	SOFR +	2.75%	6.91%	8/1/2025	4/5/2029	7,952	7,995	7,998	0.35
Titan Co-Borrower, LLC	(8)	SOFR +	3.75%	7.74%	11/19/2024	2/15/2029	9,129	9,173	9,164	0.40
Victory Buyer, LLC	(9)	SOFR +	3.75%	8.03%	1/19/2022	11/19/2028	9,677	9,387	9,721	0.42
								55,654	55,983	2.44
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.41%	4/8/2025	2/13/2032	10,211	10,056	10,209	0.44
McGraw-Hill Education, Inc.	(10)	SOFR +	2.75%	6.91%	9/4/2025	8/6/2031	3,031	3,071	3,036	0.13
MJH Healthcare Holdings, LLC	(8)	SOFR +	2.75%	6.91%	7/18/2025	1/29/2029	10,980	11,004	10,963	0.48
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.92%	1/19/2022	12/15/2027	20,572	20,436	16,817	0.73
Wasserman Media Group, LLC	(8)	SOFR +	3.00%	7.16%	6/12/2025	6/23/2032	1,665	1,657	1,673	0.07
								46,224	42,698	1.85
Metals & Mining
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.75%	3/11/2025	3/11/2032	3,876	3,876	3,887	0.17
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.20%	1/19/2022	1/31/2029	27,874	27,956	27,935	1.22
								31,832	31,822	1.39
Mortgage Real Estate Investment Trusts (REITs)
KREF Holdings X, LLC	(8)	SOFR +	2.50%	6.68%	8/14/2025	3/5/2032	4,630	4,626	4,628	0.20
Starwood Property Mortgage, LLC	(8)	SOFR +	2.00%	6.16%	7/24/2025	1/2/2030	2,736	2,730	2,741	0.12
Starwood Property Mortgage, LLC	(9)	SOFR +	2.25%	6.41%	8/14/2025	9/24/2032	9,405	9,408	9,432	0.41
								16,764	16,801	0.73
Oil, Gas & Consumable Fuels
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.58%	1/10/2025	12/21/2028	17,872	17,859	17,902	0.78
StonePeak Bayou Holdings, LP	(4)(8)	SOFR +	2.75%	6.75%	9/24/2025	10/1/2032	3,265	3,249	3,265	0.14
TransMontaigne Operating Co, LP	(9)	SOFR +	2.50%	6.66%	7/25/2025	11/17/2028	1,959	1,959	1,963	0.09
WhiteWater Matterhorn Holdings, LLC	(8)	SOFR +	2.25%	6.25%	6/16/2025	6/16/2032	1,562	1,555	1,563	0.07
								24,622	24,693	1.08

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.92%	9/26/2022	11/12/2027	$73,964	$73,330	$73,039	3.18%
Pharmaceuticals
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	6.13%	7/23/2025	8/1/2027	4,594	4,596	4,594	0.20
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.41%	4/22/2024	12/29/2028	2,746	2,741	2,439	0.11
AlixPartners, LLP	(9)	SOFR +	2.00%	6.16%	7/31/2025	8/12/2032	7,061	7,056	7,022	0.31
Amspec Parent, LLC	(7)(8)	SOFR +	3.50%	7.50%	12/20/2024	12/22/2031	7,984	7,984	7,936	0.35
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.66%	12/17/2024	12/17/2031	1,493	1,490	1,485	0.06
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	7.16%	12/13/2024	8/2/2028	21,585	21,623	21,594	0.94
Berkeley Research Group Holdings, LLC	(8)	SOFR +	3.25%	7.25%	5/1/2025	5/1/2032	15,000	14,788	15,052	0.66
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.91%	1/31/2024	1/31/2031	21,746	21,618	21,637	0.94
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	7.91%	1/19/2022	12/29/2028	36,473	35,640	33,131	1.44
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	8.66%	9/26/2022	11/2/2027	102,458	102,458	102,458	4.46
CohnReznick Advisory, LLC	(7)(8)	SOFR +	3.50%	7.50%	3/26/2025	3/31/2032	14,727	14,643	14,784	0.64
EP Purchaser, LLC	(9)	SOFR +	4.50%	8.78%	12/6/2024	11/6/2028	1,425	1,423	1,326	0.06
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.78%	1/19/2022	11/6/2028	3,378	3,374	3,189	0.14
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.91%	7/24/2025	10/31/2031	4,896	4,908	4,790	0.21
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.41%	6/28/2024	9/27/2030	17,820	17,824	16,461	0.72
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	7.16%	5/22/2025	6/2/2031	7,169	7,174	7,167	0.31
Grant Thornton Advisors, LLC	(8)	SOFR +	2.50%	6.66%	8/22/2025	6/2/2031	9,975	9,973	9,927	0.43
Inmar, Inc.	(8)	SOFR +	4.50%	8.66%	9/12/2025	10/30/2031	1,245	1,242	1,246	0.05
Kwor Acquisition, Inc.	(4)(7)(11)	SOFR +	6.25%	10.45% (incl. 5.25% PIK)	2/28/2025	2/28/2030	43,159	42,649	43,113	1.88
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.57%	6/26/2025	7/3/2031	2,627	2,620	2,627	0.11
Ryan, LLC	(9)	SOFR +	3.50%	7.66%	3/3/2025	11/14/2030	13,869	13,956	13,914	0.61
Secretariat Advisors, LLC	(7)(8)	SOFR +	4.00%	8.00%	2/24/2025	2/28/2032	2,486	2,475	2,495	0.11
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.66%	2/24/2023	7/31/2031	34,408	34,555	34,403	1.50
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.48%	9/26/2022	6/29/2029	117,705	117,141	117,705	5.13
VT Topco, Inc.	(9)	SOFR +	3.00%	7.16%	12/17/2024	8/9/2030	4,950	4,999	4,806	0.21
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.88%	1/19/2022	11/8/2028	28,527	28,267	28,242	1.23
								522,621	518,949	22.61

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
Auctane, Inc.	(4)(10)	SOFR +	5.75%	10.14%	1/19/2022	10/5/2028		$58,200	$57,665	$57,182	2.49%
Avalara, Inc.	(8)	SOFR +	2.75%	6.87%	9/12/2025	3/26/2032		31,958	31,813	32,007	1.39
BEP Intermediate Holdco, LLC	(8)	SOFR +	2.75%	6.91%	7/10/2025	4/25/2031		364	364	366	0.02
Boost Newco Borrower, LLC	(8)	SOFR +	2.00%	6.00%	4/10/2025	1/31/2031		2,985	2,943	2,993	0.13
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.20%	7/30/2024	7/30/2031		45,099	44,946	45,078	1.96
Capstone Borrower, Inc.	(8)	SOFR +	2.75%	6.75%	7/23/2025	6/17/2030		9,975	9,994	9,971	0.43
CDK Global, Inc.	(8)	SOFR +	3.25%	7.25%	12/11/2024	7/6/2029		49,792	47,042	43,196	1.88
Clearwater Analytics, LLC	(8)	SOFR +	2.25%	6.46%	4/24/2025	4/21/2032		1,383	1,383	1,388	0.06
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.25%	8/7/2025	3/21/2031		37,143	37,279	37,326	1.63
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.25%	8/7/2025	8/13/2032		3,492	3,492	3,506	0.15
Cloudera, Inc.	(9)	SOFR +	3.75%	8.01%	1/19/2022	10/8/2028		14,190	14,061	13,998	0.61
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.87%	9/26/2022	2/23/2029		31,746	31,251	25,476	1.11
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.87%	9/26/2022	2/23/2029		758	757	608	0.03
ConnectWise, LLC	(9)	SOFR +	3.50%	7.76%	1/19/2022	9/29/2028		14,228	14,300	14,273	0.62
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.03%	2/20/2025	10/16/2028		29,794	27,446	28,775	1.25
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.02%	11/25/2024	11/30/2029		49,693	49,575	49,218	2.14
Disco Parent, Inc.	(8)	SOFR +	3.25%	7.48%	8/1/2025	8/6/2032		3,463	3,454	3,480	0.15
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.75%	7/10/2025	5/9/2030		26,555	26,739	26,588	1.16
Epicor Software Corp.	(10)	SOFR +	2.50%	6.66%	5/30/2024	5/30/2031		15,773	15,812	15,811	0.69
EverCommerce Solutions, Inc.	(9)	SOFR +	2.25%	6.41%	7/24/2025	7/7/2031		562	562	561	0.02
Facile.It Broker Di Assicurazioni S.p.A	(4)(11)	E +	4.75%	6.75%	9/26/2025	12/23/2029	EUR	10,000	11,648	11,741	0.51
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.80%	6/11/2024	3/2/2028		9,012	9,000	7,930	0.35
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.91%	6/5/2024	9/12/2029		7,537	7,546	7,524	0.33
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.91%	4/3/2025	2/13/2032		11,970	11,818	11,934	0.52
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.66%	9/26/2024	1/30/2032		30,355	30,079	30,200	1.32
HS Purchaser, LLC	(10)	SOFR +	3.75%	8.16%	1/19/2022	11/19/2026		3,051	3,047	2,892	0.13
Icon Parent, Inc.	(8)	SOFR +	2.75%	6.75%	8/14/2025	11/13/2031		29,925	30,056	29,917	1.30
ION Trading Finance, Ltd.	(8)	SOFR +	3.50%	7.50%	12/10/2024	4/1/2028		31,077	31,131	31,111	1.36
Javelin Buyer, Inc.	(8)	SOFR +	2.75%	7.06%	7/24/2025	12/5/2031		30,443	30,707	30,443	1.33
KnowBe4, Inc.	(8)	SOFR +	3.75%	8.06%	7/22/2025	7/23/2032		15,000	14,963	15,038	0.65
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.60%	1/19/2022	8/9/2027		13,547	13,523	12,125	0.53
Magenta Security Holdings, LLC	(11)	SOFR +	6.25%	10.56%	8/14/2024	7/27/2028		292	284	297	0.01
Magenta Security Holdings, LLC	(10)(18)	SOFR +	6.75%	11.32%	8/14/2024	7/27/2028		829	799	682	0.03
McAfee Corp.	(9)	SOFR +	3.00%	7.22%	5/31/2024	3/1/2029		26,085	26,066	24,993	1.09

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software (continued)
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.47% (incl. 4.00% PIK)	1/19/2022	10/29/2028		$52,108	$51,715	$42,859	1.87%
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.75%	9.16%	4/20/2022	5/2/2029		4,850	4,838	3,544	0.15
Mitratech Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.41%	8/9/2022	5/18/2028		26,813	26,196	26,813	1.17
Mitratech Holdings, Inc.	(10)	SOFR +	4.25%	8.82%	4/5/2023	5/18/2028		14,663	14,285	14,727	0.64
Monk Holding, Co.	(4)(10)(18)	SOFR +	5.50%	9.60%	1/19/2022	12/1/2027		106,839	105,860	106,839	4.65
Monk Holding, Co.	(4)(7)(10)	SOFR +	5.50%	9.60%	1/19/2022	12/1/2027		3,525	3,504	3,525	0.15
MRI Software, LLC	(11)	SOFR +	4.75%	8.75%	9/26/2022	2/10/2027		9,890	9,796	9,871	0.43
Nintex Topco, Limited	(4)(8)	SOFR +	6.00%	10.01% (incl. 1.50% PIK)	1/19/2022	11/13/2028		32,787	32,479	29,755	1.30
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.91%	12/18/2024	7/1/2029		10,713	10,565	9,890	0.43
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.50%	12/17/2024	12/17/2027		3,663	3,606	3,615	0.16
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.25%	11/26/2024	10/28/2030		20,552	20,505	20,633	0.90
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.66%	12/19/2024	7/20/2029		19,844	18,125	17,955	0.78
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.16%	5/28/2024	8/31/2028		24,603	24,680	24,730	1.08
Pushpay USA, Inc.	(8)	SOFR +	3.75%	7.75%	8/6/2025	8/15/2031		996	996	1,004	0.04
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.25%	4/11/2025	6/28/2030		1,865	1,844	1,864	0.08
Rithum Holdings, Inc.	(8)	SOFR +	4.75%	8.75%	7/2/2025	7/21/2032		11,000	10,787	11,010	0.48
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.91%	10/5/2023	11/28/2028		25,939	25,760	26,026	1.13
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.91%	12/18/2024	5/12/2028		27,175	27,200	23,158	1.01
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.78%	1/19/2022	3/5/2027		19,100	19,092	19,149	0.83
Sovos Compliance, LLC	(8)	SOFR +	3.25%	7.41%	7/24/2025	8/12/2029		15,442	15,403	15,484	0.67
Starlight Parent, LLC	(8)	SOFR +	4.00%	8.03%	4/16/2025	4/16/2032		46,128	45,039	45,379	1.98
Storable, Inc.	(8)	SOFR +	3.25%	7.41%	3/10/2025	4/16/2031		2,335	2,332	2,346	0.10
Tangerine Bidco S.p.A	(4)(8)	E +	6.00%	8.04%	12/17/2022	12/30/2029	EUR	69,750	72,758	81,890	3.57
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.90%	1/19/2022	5/5/2028		58,324	58,044	53,487	2.33
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.57%	1/19/2022	4/24/2028		12,102	11,835	11,727	0.51
VS Buyer, LLC	(8)	SOFR +	2.25%	6.56%	7/25/2025	4/12/2031		14,925	15,080	14,934	0.65
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.50%	12/11/2024	6/24/2031		4,950	5,012	4,956	0.22
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.66%	12/13/2024	2/14/2032		19,000	18,935	18,903	0.82
									1,297,816	1,274,701	55.51

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.29%	1/19/2022	5/3/2028	$36,866	$36,803	$36,866	1.61%
EG America, LLC	(8)	SOFR +	3.50%	7.70%	7/18/2025	2/7/2028	6,981	7,005	7,030	0.31
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.41%	1/23/2025	1/23/2032	2,552	2,541	2,554	0.11
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	7.20%	11/19/2024	5/4/2028	25,083	25,135	25,109	1.09
MillerKnoll, Inc.	(8)	SOFR +	2.25%	6.41%	7/23/2025	8/9/2032	4,031	4,028	4,030	0.18
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.91%	3/15/2024	3/15/2030	7,377	7,425	7,331	0.32
								82,937	82,920	3.62
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	7.14%	12/13/2024	2/20/2032	18,323	18,121	18,380	0.80
Textiles, Apparel & Luxury Goods
Champ Acquisition Corp.	(8)	SOFR +	4.00%	8.17%	11/8/2024	11/25/2031	665	660	672	0.03
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	7.41%	3/4/2025	12/11/2030	2,714	2,711	2,712	0.12
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.41%	2/11/2025	3/31/2028	16,094	16,083	16,150	0.70
Foundation Building Materials, Inc.	(9)	SOFR +	3.25%	7.82%	1/19/2022	1/31/2028	3,353	3,302	3,361	0.15
Hillman Group, Inc.	(9)	SOFR +	2.00%	6.14%	11/7/2024	7/14/2028	3,947	3,952	3,955	0.17
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	7.25%	1/19/2022	12/22/2031	6,015	5,989	6,062	0.26
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.64%	12/12/2024	6/9/2031	11,296	11,358	11,289	0.49
Kodiak BP, LLC	(8)	SOFR +	3.75%	7.75%	1/19/2022	12/4/2031	13,599	13,588	13,557	0.59
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	10.26%	1/19/2022	4/30/2027	8,555	8,505	6,566	0.29
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.80%	1/19/2022	12/28/2027	3,308	3,285	3,313	0.14
QXO Building Products, Inc.	(8)	SOFR +	3.00%	7.16%	4/23/2025	4/30/2032	2,651	2,626	2,676	0.12
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.42%	6/13/2024	10/19/2029	16,808	16,842	16,831	0.73
								88,241	86,472	3.76
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.66%	6/7/2022	9/23/2031	30,565	30,597	30,598	1.33
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.12%	1/19/2022	10/19/2027	11,609	11,568	11,145	0.49
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	1/19/2022	10/19/2027	6,685	6,649	6,417	0.28
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.66%	8/11/2025	7/1/2031	5,000	5,005	5,010	0.22
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.75%	6.91%	7/23/2025	7/1/2031	4,987	5,018	5,004	0.22
Swissport Stratosphere USA, LLC	(8)	SOFR +	3.25%	7.56%	7/24/2025	4/4/2031	354	354	357	0.02
								59,191	58,531	2.56
Total First Lien Debt								6,480,223	6,352,649	276.70

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien Debt
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	5.50%	9.66%	7/23/2025	7/31/2033		$5,200	$5,175	$5,187	0.23%
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,408	8,041	0.35
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.16%	1/19/2022	10/15/2027		24,712	24,634	23,291	1.01
									33,042	31,332	1.36
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	14.96% PIK	9/26/2022	3/7/2030		40,670	40,187	36,400	1.59
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.28%	1/19/2022	11/19/2029		66,704	65,954	66,370	2.89
Professional Services
Kwor Acquisition, Inc.	(4)(11)	SOFR +	8.00%	12.20% PIK	2/28/2025	2/28/2030		14,699	14,699	14,699	0.64
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.95%	3/26/2025	7/30/2032		20,000	19,388	19,531	0.85
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.82%	9/26/2022	4/23/2029		24,942	23,006	23,981	1.04
									42,394	43,512	1.89
Total Second Lien Debt									201,451	197,500	8.60

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		194	$208	$315	0.01%
Mode Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		1,230,769	2,215	665	0.03
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	6,167	0.27
							18,692	7,147	0.31
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		11,751	294	44	0.00
Chemicals
Pigments Holdings, LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	92	0	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,218	0.05
							2,111	1,218	0.05
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,365	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	19	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	10	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	29	0.00

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity (continued)
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		8,617	$7,857	$7,652	0.33%
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		9,216	9,216	9,886	0.43
							17,073	17,538	0.76
Software
Descartes Holdings, Inc. - Class A Common Stock	(4)			10/9/2023		168,057	728	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	3,542	3,362	0.15
Total Equity							43,896	30,703	1.33
Total Investment Portfolio							6,725,570	6,580,852	286.63
Cash and Cash Equivalents
Dreyfus Treasury Obligations Cash Management			3.90%				445	445	0.02
Fidelity Investments Money Market Treasury Portfolio - Class I			4.01%				190	190	0.01
Other Cash and Cash Equivalents							173,145	173,145	7.54
Total Cash and Cash Equivalents							173,780	173,780	7.57
Total Portfolio Investments, Cash and Cash Equivalents							$6,899,350	$6,754,632	294.20%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$670	$—
Amspec Parent, LLC	Delayed Draw Term Loan	12/21/2026	696	—
Azuria Water Solutions, Inc.	Delayed Draw Term Loan	6/13/2027	701	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	3,249	—
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	12/16/2025	133	—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	3,418	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	12/31/2025	10,500	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	6,611	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	8,990	—
Latham Pool Products, Inc.	Revolver	2/23/2027	11,250	(106)
Monk Holding, Co.	Delayed Draw Term Loan	12/1/2025	777	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	1,947	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	667	—
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	1,959	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	2/28/2027	301	—
Signia Aerospace, LLC	Delayed Draw Term Loan	12/11/2026	1,017	(1)
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(166)
Triple Lift, Inc.	Revolver	5/5/2028	2,143	(171)
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	—
Total Unfunded Commitments			$63,877	$(444)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of September 30, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of September 30, 2025, the aggregate fair value of these securities is $6,580.9 million or 286.63% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of September 30, 2025 and December 31, 2024 (Unaudited):

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $6,725,570 and $5,730,939, respectively)	$6,580,852	$5,647,024
Cash and cash equivalents	173,780	150,661
Interest receivable	40,608	34,431
Receivable for investments sold	8,698	65,644
Deferred financing costs	7,684	11,005
Total assets	$6,811,622	$5,908,765
LIABILITIES
Debt (net of unamortized debt issuance costs of $5,205 and $0, respectively)	$4,022,707	$2,169,241
Distribution payable	80,027	75,514
Payable for investments purchased and other liabilities	413,040	1,292,277
Total liabilities	4,515,774	3,537,032
PARTNERS’ CAPITAL
Partners’ capital	2,295,848	2,371,733
Total partners’ capital	2,295,848	2,371,733
Total liabilities and partners’ capital	$6,811,622	$5,908,765

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and nine months ended September 30, 2025 and September 30, 2024 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Interest income	$135,753	$123,360	$395,043	$413,396
Payment-in-kind interest income	6,208	2,066	17,210	5,713
Dividend income	2,922	3	2,922	19
Other income	44	—	675	604
Total investment income	144,927	125,429	415,850	419,732
Expenses:
Interest expense	58,383	43,758	161,117	141,886
Other expenses	1,567	541	3,050	1,603
Total expenses	59,950	44,299	164,167	143,489
Net investment income before tax expense	84,977	81,130	251,683	276,243
Tax expense	—	—	—	—
Net investment income after tax expense	84,977	81,130	251,683	276,243
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency and income tax (provision) benefit	(33,652)	(48,847)	(71,218)	(68,702)
Net realized gain (loss) on investments and foreign currency	(2,995)	6,785	(19,624)	10,972
Total net realized and change in unrealized gain (loss)	(36,647)	(42,062)	(90,842)	(57,730)
Net increase (decrease) in partners’ capital resulting from operations	$48,330	$39,068	$160,841	$218,513

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
As of September 30, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million. As of September 30, 2025 and December 31, 2024, $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV.
As of September 30, 2025 and December 31, 2024, the Company and the Verdelite JV Partner’s equity ownership interests in the Verdelite JV were 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The initial term of the Verdelite JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Verdelite JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Verdelite JV cannot be transferred without the consent of the Verdelite JV partner. Effective October 21, 2025, the Verdelite JV’s general partner approved the extension of the Verdelite JV to April 21, 2026.
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
The Company’s investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Verdelite JV as of September 30, 2025:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
KBR, Inc.	(8)	SOFR +	2.00%	6.16%	8/14/2024	1/17/2031	$501	$501	$502	0.39%
Peraton Corp.	(10)	SOFR +	3.75%	8.01%	11/16/2022	2/1/2028	4,940	4,903	4,179	3.21
TransDigm, Inc.	(8)	SOFR +	2.50%	6.50%	11/28/2023	2/28/2031	5,911	5,908	5,915	4.54
TransDigm, Inc.	(8)	SOFR +	2.25%	6.25%	9/11/2025	3/22/2030	89	89	89	0.07
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	6.41%	11/16/2022	12/6/2030	5,532	5,512	5,533	4.25
								16,913	16,218	12.46
Air Freight & Logistics
Savage Enterprises, LLC	(8)	SOFR +	2.50%	6.75%	7/30/2025	8/5/2032	2,848	2,852	2,854	2.19
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.50%	2/15/2023	2/15/2028	2,939	2,939	2,939	2.26
American Airlines, Inc.	(8)	SOFR +	1.75%	5.98%	11/16/2022	1/29/2027	495	494	494	0.38
American Airlines, Inc.	(8)	SOFR +	2.25%	6.58%	2/15/2023	4/20/2028	997	970	997	0.77
United Airlines, Inc.	(8)	SOFR +	2.00%	6.20%	2/22/2024	2/22/2031	2,279	2,279	2,289	1.76
								6,682	6,719	5.17
Auto Components
Clarios Global, LP	(8)	SOFR +	2.50%	6.66%	7/16/2024	5/6/2030	2,942	2,942	2,947	2.26
Clarios Global, LP	(8)	SOFR +	2.75%	6.91%	3/12/2025	1/28/2032	2,500	2,484	2,505	1.92
								5,426	5,452	4.18
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	6.25%	11/16/2022	3/31/2028	3,397	3,397	3,400	2.61
Biotechnology
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	6.26%	11/16/2022	11/15/2027	3,114	3,104	3,108	2.39
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.50%	6.50%	6/26/2024	7/1/2031	1,928	1,928	1,933	1.48
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.50%	11/16/2022	4/12/2028	3,918	3,878	3,731	2.86
Griffon Corp.	(8)	SOFR +	2.00%	6.00%	6/26/2024	1/24/2029	3,424	3,430	3,440	2.64
Gulfside Supply, Inc.	(8)	SOFR +	3.00%	7.00%	6/17/2024	6/17/2031	618	616	619	0.48
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.99%	6/6/2024	5/31/2031	5,945	5,897	5,813	4.46
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.91%	3/28/2024	3/28/2031	2,039	2,030	2,049	1.57
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	8.25%	11/16/2022	4/29/2029	2,402	2,405	2,249	1.73
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.84%	6/14/2024	6/13/2031	543	543	545	0.42
Resideo Funding, Inc.	(8)	SOFR +	2.00%	6.04%	8/8/2025	8/13/2032	330	330	330	0.25
Standard Industries, Inc.	(9)	SOFR +	1.75%	5.89%	11/16/2022	9/22/2028	541	541	543	0.42
								19,670	19,319	14.83

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.75%	2/27/2025	2/27/2032	$3,501	$3,493	$3,431	2.63%
Aretec Group, Inc.	(8)	SOFR +	3.50%	7.66%	5/29/2024	8/9/2030	5,363	5,361	5,369	4.12
Citco Funding, LLC	(9)	SOFR +	2.75%	6.81%	6/13/2024	4/27/2028	980	979	984	0.76
Focus Financial Partners, LLC	(8)	SOFR +	2.75%	6.91%	1/31/2025	9/15/2031	2,481	2,465	2,485	1.91
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	6.75%	7/25/2025	9/5/2031	4,121	4,123	4,126	3.17
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	7.16%	8/1/2025	3/21/2031	1,570	1,570	1,573	1.21
Osaic Holdings, Inc.	(8)	SOFR +	3.00%	7.16%	7/17/2025	8/1/2032	2,660	2,657	2,662	2.04
Superannuation & Investments US, LLC	(9)	SOFR +	3.00%	7.16%	7/18/2025	12/1/2028	107	107	107	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	7.16%	6/5/2024	4/7/2028	3,851	3,851	3,858	2.96
Victory Capital Holdings, Inc.	(8)	SOFR +	2.00%	6.00%	9/10/2025	9/23/2032	5,022	5,016	5,019	3.85
								29,622	29,614	22.73
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	3.25%	7.35%	2/7/2025	3/3/2031	891	891	893	0.69
Nouryon USA, LLC	(8)	SOFR +	3.25%	7.50%	4/26/2024	4/3/2028	3,666	3,666	3,676	2.82
								4,557	4,569	3.51
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	8.03%	8/15/2025	8/18/2030	5,505	5,395	5,529	4.24
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	7.51%	8/6/2025	8/20/2032	3,034	3,030	3,049	2.34
Anticimex, Inc.	(9)	SOFR +	3.40%	7.76%	11/16/2022	11/16/2028	4,320	4,290	4,337	3.33
Aramark Services, Inc.	(8)	SOFR +	1.75%	5.91%	8/12/2025	4/6/2028	259	259	260	0.20
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	5.91%	5/23/2024	5/23/2031	1,332	1,329	1,333	1.02
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.91%	8/8/2025	11/1/2030	952	952	957	0.73
EAB Global, Inc.	(9)	SOFR +	3.00%	7.16%	11/16/2022	8/16/2030	8,744	8,656	8,542	6.56
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.53%	11/16/2022	8/31/2028	2,462	2,397	2,197	1.69
Garda World Security, Corp.	(8)	SOFR +	3.00%	7.17%	8/6/2024	2/1/2029	3,789	3,789	3,798	2.92
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.50%	7.66%	9/19/2025	12/2/2031	379	379	381	0.29
OMNIA Partners, LLC	(8)	SOFR +	2.50%	6.81%	1/26/2024	7/25/2030	3,355	3,336	3,361	2.58
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.56%	9/11/2025	10/1/2032	444	443	445	0.34
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.13%	4/15/2024	10/13/2030	5,223	5,221	5,216	4.00
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	6.00%	4/4/2025	3/7/2032	995	986	987	0.76
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	5.91%	1/29/2025	8/31/2028	2,481	2,462	2,432	1.87
TRC Cos, LLC	(8)	SOFR +	3.00%	7.16%	11/16/2022	12/8/2028	5,462	5,461	5,476	4.20
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.15%	11/16/2022	1/21/2029	2,300	2,266	1,987	1.53
								50,651	50,287	38.60

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	7.16%	7/23/2024	5/17/2028	$2,941	$2,941	$2,949	2.26%
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.25%	6.53%	1/25/2024	1/27/2031	2,491	2,485	2,495	1.92
Touchdown Acquirer, Inc.	(8)	SOFR +	2.75%	6.95%	8/21/2024	2/21/2031	2,383	2,362	2,384	1.83
								7,788	7,828	6.01
Construction Materials
Green Infrastructure Partners US, LLC	(8)	SOFR +	2.75%	6.78%	9/19/2025	9/24/2032	273	272	273	0.21
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	6.41%	4/4/2025	2/10/2032	995	971	996	0.76
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.91%	10/23/2024	9/20/2030	2,608	2,608	2,619	2.01
								3,851	3,888	2.98
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	6.16%	5/17/2024	5/17/2031	3,685	3,681	3,685	2.83
Containers & Packaging
Anchor Packaging, LLC	(8)	SOFR +	3.25%	7.39%	12/13/2024	7/18/2029	741	741	745	0.57
Berlin Packaging, LLC	(8)	SOFR +	3.25%	7.53%	7/25/2025	6/7/2031	4,486	4,486	4,505	3.46
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	7.34%	11/16/2022	4/13/2029	3,136	3,099	3,135	2.41
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.66%	7/31/2024	8/4/2027	2,591	2,591	2,594	1.99
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	8.19%	4/9/2024	9/15/2028	5,132	5,132	5,158	3.96
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.66%	4/19/2024	4/19/2031	1,686	1,680	1,696	1.30
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.41%	11/16/2022	3/3/2028	4,467	4,360	4,450	3.42
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.75%	10/18/2024	9/15/2028	4,386	4,386	4,315	3.31
								26,475	26,598	20.42
Diversified Consumer Services
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.67%	11/22/2024	3/22/2031	3,432	3,425	3,428	2.63
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.68%	7.68%	11/16/2022	7/6/2029	2,940	2,896	2,963	2.27
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.66%	2/1/2024	12/21/2029	3,955	3,937	3,436	2.64
KUEHG Corp.	(9)	SOFR +	2.75%	6.75%	8/11/2025	6/12/2030	2,494	2,503	2,495	1.92
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.47%	11/16/2022	3/12/2029	4,172	4,100	4,153	3.19
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.66%	3/27/2024	3/21/2031	696	696	698	0.54
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.41%	11/16/2022	12/15/2028	3,240	3,207	3,070	2.36
Spring Education Group, Inc.	(8)	SOFR +	3.25%	7.25%	9/29/2023	10/5/2030	3,361	3,336	3,377	2.59
University Support Services, LLC	(9)	SOFR +	2.75%	6.91%	11/16/2022	2/10/2029	3,688	3,662	3,638	2.79
Wand NewCo 3, Inc.	(8)	SOFR +	2.50%	6.66%	7/30/2024	1/30/2031	2,898	2,876	2,892	2.22
								30,638	30,150	23.15

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	6.16%	12/28/2023	1/31/2031	$845	$840	$846	0.65%
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC	(8)	SOFR +	3.25%	7.57%	11/16/2022	1/31/2028	2,450	2,439	2,429	1.86
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	7.37%	3/2/2023	3/31/2031	2,727	2,709	2,693	2.07
Zacapa, LLC	(9)	SOFR +	3.75%	7.75%	10/29/2024	3/22/2029	4,467	4,467	4,479	3.44
								9,615	9,601	7.37
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	6.41%	8/7/2025	2/26/2032	2,368	2,373	2,375	1.82
NRG Energy, Inc.	(8)	SOFR +	1.75%	6.07%	4/16/2024	4/16/2031	1,751	1,748	1,753	1.35
Vistra Operations Co, LLC	(8)	SOFR +	1.75%	5.91%	11/16/2022	12/20/2030	2,601	2,581	2,607	2.00
								6,702	6,735	5.17
Electrical Equipment
Generac Power Systems, Inc.	(8)	SOFR +	1.75%	6.03%	7/3/2024	7/3/2031	3,761	3,757	3,787	2.91
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.70%	11/16/2022	6/21/2028	6,678	6,600	6,692	5.14
								10,357	10,479	8.05
Electronic Equipment, Instruments & Components
Celestica, Inc.	(4)(8)	SOFR +	1.75%	5.92%	6/20/2024	6/20/2031	3,456	3,456	3,482	2.67
Infinite Bidco, LLC	(9)	SOFR +	3.75%	8.32%	11/16/2022	3/2/2028	2,619	2,569	2,559	1.96
Modena Buyer, LLC	(8)	SOFR +	4.50%	8.81%	7/1/2024	7/1/2031	1,822	1,792	1,802	1.38
								7,817	7,843	6.01
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.75%	6.91%	3/26/2024	3/26/2031	1,181	1,178	1,186	0.91
Entertainment
EOC Borrower, LLC	(8)	SOFR +	3.00%	7.16%	8/11/2025	3/24/2032	2,494	2,502	2,500	1.92
Live Nation Entertainment, Inc.	(8)	SOFR +	1.75%	5.99%	11/16/2022	10/19/2026	3,445	3,447	3,446	2.65
UFC Holdings, LLC	(8)	SOFR +	2.00%	6.04%	9/9/2025	11/21/2031	171	171	172	0.13
								6,120	6,118	4.70
Financial Services
Mitchell International, Inc.	(9)	SOFR +	3.25%	7.41%	6/17/2024	6/17/2031	4,892	4,872	4,893	3.76
Paysafe Holdings US Corp.	(9)	SOFR +	2.75%	7.03%	11/16/2022	6/28/2028	1,918	1,912	1,918	1.47
Planet US Buyer, LLC	(8)	SOFR +	3.00%	7.20%	2/9/2024	2/7/2031	1,012	1,010	1,019	0.78
Solera, LLC	(9)(18)	SOFR +	4.00%	8.57%	11/16/2022	6/2/2028	2,240	2,190	2,163	1.66
								9,984	9,993	7.67

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.28%	11/16/2022	12/8/2028	$2,923	$2,873	$2,931	2.25%
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.00%	6.20%	3/11/2025	9/30/2031	2,985	2,967	2,967	2.28
Froneri US, Inc.	(8)	SOFR +	2.00%	6.20%	7/16/2025	8/2/2032	1,378	1,374	1,376	1.06
Saratoga Food Specialties, LLC	(8)	SOFR +	3.25%	7.31%	3/7/2024	3/7/2029	716	716	721	0.55
								7,930	7,995	6.14
Ground Transportation
Genesee & Wyoming, Inc.	(8)	SOFR +	1.75%	5.75%	4/10/2024	4/10/2031	4,281	4,264	4,269	3.28
Health Care Equipment & Supplies
Resonetics, LLC	(10)	SOFR +	2.75%	7.06%	7/24/2025	6/18/2031	3,555	3,555	3,555	2.73
WS Audiology A/S	(8)	SOFR +	3.50%	7.81%	4/8/2024	2/28/2029	4,065	4,065	4,054	3.11
								7,620	7,609	5.84
Health Care Providers & Services
Agiliti Health, Inc.	(8)	SOFR +	3.00%	7.22%	5/1/2023	5/1/2030	3,447	3,449	3,314	2.54
CHG Healthcare Services, Inc.	(9)	SOFR +	2.75%	7.05%	7/25/2025	9/29/2028	2,489	2,492	2,492	1.91
Concentra Health Services, Inc.	(8)	SOFR +	2.00%	6.16%	7/26/2024	6/26/2031	2,127	2,127	2,137	1.64
Davita, Inc.	(8)	SOFR +	1.75%	5.91%	5/9/2024	5/9/2031	3,465	3,465	3,475	2.67
Ensemble RCM, LLC	(8)	SOFR +	3.00%	7.31%	1/30/2024	8/1/2029	931	924	935	0.72
Examworks Bidco, Inc.	(9)	SOFR +	2.75%	6.91%	11/16/2022	11/1/2028	4,743	4,700	4,757	3.65
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.63%	9/10/2025	10/1/2032	2,868	2,861	2,873	2.21
Heartland Dental, LLC	(8)	SOFR +	3.75%	7.91%	8/7/2025	8/25/2032	266	265	266	0.20
Hunter US Bidco, Inc.	(4)(9)	SOFR +	4.25%	8.35%	11/16/2022	8/19/2028	1,000	995	996	0.76
MED ParentCo, LP	(8)	SOFR +	3.25%	7.41%	10/18/2024	4/15/2031	1,186	1,186	1,189	0.91
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	7.16%	5/6/2024	5/6/2031	2,054	2,054	2,068	1.59
Pediatric Associates Holding Co, LLC	(9)	SOFR +	3.25%	7.82%	11/16/2022	12/29/2028	477	473	458	0.35
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	7.16%	4/4/2025	11/19/2031	929	908	929	0.71
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.82%	7/22/2025	12/4/2031	2,708	2,709	2,706	2.08
								28,608	28,595	21.94
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	6.91%	11/16/2022	2/15/2029	6,460	6,267	6,455	4.96
Cotiviti, Inc.	(8)	SOFR +	2.75%	7.03%	5/1/2024	5/1/2031	5,153	5,132	5,071	3.89
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	8.10%	11/16/2022	10/1/2027	1,959	1,924	1,931	1.48
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	6.16%	8/6/2025	10/22/2029	2,137	2,137	2,141	1.64
								15,460	15,598	11.97

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.66%	7/23/2025	8/17/2028	$1,835	$1,835	$1,840	1.41%
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.41%	2/6/2023	2/6/2030	1,330	1,322	1,330	1.02
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.41%	2/6/2024	2/6/2031	2,783	2,778	2,780	2.13
Cedar Fair, LP	(8)	SOFR +	2.00%	6.16%	5/1/2024	5/1/2031	719	717	715	0.55
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	5.75%	11/24/2023	11/30/2030	2,381	2,381	2,377	1.83
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	7.41%	11/16/2022	1/27/2029	2,730	2,704	2,729	2.10
GVC Finance, LLC	(9)	SOFR +	2.25%	6.37%	5/8/2024	10/31/2029	5,857	5,865	5,863	4.50
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.00%	6.16%	1/17/2024	1/17/2031	707	706	707	0.54
IRB Holding Corp.	(10)	SOFR +	2.50%	6.66%	12/11/2024	12/15/2027	6,489	6,486	6,498	4.99
LC Ahab US Bidco, LLC	(8)	SOFR +	3.00%	7.16%	5/1/2024	5/1/2031	1,660	1,633	1,661	1.28
Life Time, Inc.	(8)	SOFR +	2.00%	6.25%	8/14/2025	11/5/2031	1,108	1,108	1,109	0.85
Marriott Ownership Resorts, Inc.	(8)	SOFR +	2.25%	6.41%	4/1/2024	4/1/2031	3,103	3,122	3,108	2.39
Mic Glen, LLC	(9)	SOFR +	3.25%	7.41%	7/29/2025	7/21/2028	3,374	3,314	3,397	2.61
Motion Finco, LLC	(8)	SOFR +	3.50%	7.50%	2/5/2024	11/12/2029	2,513	2,504	2,263	1.74
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.91%	6/16/2024	9/12/2030	2,896	2,876	2,890	2.22
Ovg Business Services, LLC	(8)	SOFR +	3.00%	7.16%	6/25/2024	6/25/2031	1,497	1,491	1,498	1.15
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	7.29%	6/11/2024	4/4/2029	2,955	2,955	2,934	2.25
Tacala Investment Corp.	(10)	SOFR +	3.00%	7.16%	8/6/2025	1/31/2031	1,585	1,585	1,594	1.22
Whatabrands, LLC	(9)	SOFR +	2.50%	6.66%	12/11/2024	8/3/2028	6,973	6,971	6,986	5.36
								52,353	52,279	40.14
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	7.28%	12/5/2024	7/31/2028	7,229	7,204	7,252	5.57
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.74%	9/17/2025	10/1/2032	338	335	335	0.26
								7,539	7,587	5.83
Household Products
Energizer Holdings, Inc.	(8)	SOFR +	2.00%	6.14%	5/29/2024	12/22/2027	725	722	728	0.56
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	5.91%	3/10/2025	1/31/2031	1,000	998	1,000	0.77
Industrial Conglomerates
Bettcher Industries, Inc.	(4)(9)	SOFR +	4.00%	8.00%	9/19/2025	12/14/2028	379	378	381	0.29

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.67%	7/31/2025	9/19/2031	$995	$974	$993	0.76%
AmWINS Group, Inc.	(10)	SOFR +	2.25%	6.25%	11/16/2022	1/30/2032	2,486	2,479	2,488	1.91
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.64%	9/12/2025	5/26/2031	3,978	3,970	3,987	3.06
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	6.91%	6/14/2024	6/14/2031	7,027	7,016	7,042	5.41
HUB International, Ltd.	(8)	SOFR +	2.25%	6.58%	7/30/2024	6/20/2030	1,419	1,402	1,422	1.09
Hyperion Refinance S.à r.l.	(9)	SOFR +	3.50%	7.66%	8/2/2024	4/18/2030	2,381	2,381	2,382	1.83
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.91%	11/22/2024	2/15/2031	4,652	4,652	4,658	3.58
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	7.16%	7/2/2024	7/2/2031	2,236	2,236	2,238	1.72
USI, Inc.	(8)	SOFR +	2.25%	6.25%	12/23/2024	9/29/2030	3,476	3,460	3,475	2.67
USI, Inc.	(8)	SOFR +	2.25%	6.25%	12/23/2024	11/22/2029	1,440	1,435	1,440	1.11
								30,005	30,125	23.14
Interactive Media & Services
Creative Artists Agency, LLC	(8)	SOFR +	2.50%	6.66%	8/11/2025	10/1/2031	2,500	2,504	2,507	1.92
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	7.07%	7/16/2024	7/16/2031	6,483	6,468	6,473	4.97
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.91%	7/8/2024	7/8/2031	2,368	2,363	2,327	1.79
								11,335	11,307	8.68
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.75%	6.75%	8/2/2024	2/1/2031	5,864	5,867	5,879	4.51
Chrysaor Bidco S.à r.l.	(7)(9)	SOFR +	3.00%	7.33%	7/17/2024	10/30/2031	765	765	770	0.59
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	7.25%	7/2/2025	6/27/2031	2,481	2,481	2,497	1.92
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.91%	5/31/2024	5/30/2031	741	740	740	0.57
Newfold Digital Holdings Group, Inc.	(4)(10)(17)	SOFR +	3.50%	7.84%	11/16/2022	2/10/2028	3,012	2,907	2,184	1.68
ThoughtWorks, Inc.	(9)	SOFR +	2.50%	6.78%	11/16/2022	3/24/2028	2,250	2,222	2,211	1.70
Virtusa Corp.	(10)	SOFR +	3.25%	7.41%	6/21/2024	2/15/2029	4,957	4,957	4,907	3.77
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	6.16%	7/17/2025	3/1/2030	889	889	893	0.69
								20,828	20,081	15.43
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.66%	1/10/2025	11/15/2028	2,826	2,826	2,832	2.17

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.79%	7/2/2024	3/16/2030	$2,114	$2,114	$2,129	1.63%
EMRLD Borrower, LP	(8)	SOFR +	2.25%	6.12%	8/11/2025	8/4/2031	2,494	2,494	2,486	1.91
Innio North America Holding, Inc.	(8)	SOFR +	2.25%	6.39%	7/12/2024	11/2/2028	666	666	668	0.51
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.65%	9/11/2025	6/15/2030	2,298	2,298	2,303	1.77
Pro Mach Group, Inc.	(11)	SOFR +	2.75%	6.91%	9/3/2024	8/31/2028	3,711	3,711	3,722	2.86
SPX Flow, Inc.	(9)	SOFR +	2.75%	6.91%	8/1/2025	4/5/2029	3,150	3,150	3,169	2.43
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	3.00%	7.20%	3/14/2024	4/30/2030	4,308	4,308	4,323	3.32
Vertiv Group Corp.	(8)	SOFR +	1.75%	6.03%	8/7/2025	8/12/2032	163	163	163	0.13
								18,904	18,963	14.56
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.41%	12/13/2024	12/21/2028	387	387	387	0.30
American Greetings Corp.	(8)	SOFR +	5.75%	9.91%	4/30/2024	10/30/2029	1,268	1,249	1,273	0.98
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.50%	6.54%	8/15/2024	2/21/2031	657	657	659	0.51
MJH Healthcare Holdings, LLC	(8)	SOFR +	2.75%	6.91%	8/11/2025	1/29/2029	2,494	2,498	2,490	1.91
								4,791	4,809	3.70
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	2.75%	6.91%	8/21/2024	8/18/2030	371	371	371	0.28
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.75%	9/11/2025	3/11/2032	907	907	910	0.70
SCIH Salt Holdings, Inc.	(10)	SOFR +	3.00%	7.20%	3/19/2025	1/31/2029	2,489	2,490	2,494	1.91
								3,768	3,775	2.89
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Mortgage, LLC	(9)	SOFR +	2.25%	6.41%	8/14/2025	9/24/2032	385	384	387	0.30
Oil, Gas & Consumable Fuels
AL GCX Holdings, LLC	(9)	SOFR +	2.00%	6.22%	11/16/2022	5/17/2029	2,494	2,490	2,494	1.91
Buckeye Partners, LP	(8)	SOFR +	1.75%	5.91%	2/6/2024	11/1/2026	1,717	1,718	1,721	1.32
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.58%	11/16/2022	12/21/2028	3,782	3,756	3,788	2.91
GIP Pilot Acquisition Partners, LP	(8)	SOFR +	2.00%	6.29%	5/22/2024	10/4/2030	1,044	1,044	1,044	0.80
StonePeak Bayou Holdings, LP	(4)(8)	SOFR +	2.75%	6.75%	9/24/2025	10/1/2032	286	284	286	0.22
TransMontaigne Operating Co, LP	(9)	SOFR +	2.50%	6.66%	7/25/2025	11/17/2028	171	171	172	0.13
								9,463	9,505	7.29

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Pharmaceuticals
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	6.13%	6/4/2024	8/1/2027	$1,923	$1,923	$1,923	1.48%
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.41%	11/16/2022	12/29/2028	3,529	3,476	3,134	2.41
AlixPartners, LLP	(9)	SOFR +	2.00%	6.16%	7/31/2025	8/12/2032	995	993	989	0.76
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.66%	12/17/2024	12/17/2031	1,133	1,131	1,128	0.87
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	7.16%	12/13/2024	8/2/2028	4,571	4,566	4,572	3.51
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.91%	1/31/2024	1/31/2031	2,700	2,695	2,686	2.06
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	7.91%	11/16/2022	12/29/2028	1,890	1,883	1,717	1.32
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	8.16%	2/28/2024	2/28/2031	1,196	1,187	1,204	0.92
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.78%	11/16/2022	11/6/2028	480	467	453	0.35
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.41%	6/28/2024	9/27/2030	5,791	5,791	5,349	4.11
Grant Thornton Advisors, LLC	(8)	SOFR +	2.50%	6.66%	5/31/2024	6/2/2031	2,354	2,354	2,343	1.80
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	7.16%	5/31/2024	6/2/2031	2,500	2,515	2,499	1.92
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.57%	7/1/2024	7/3/2031	2,643	2,640	2,644	2.03
Ryan, LLC	(9)	SOFR +	3.50%	7.66%	11/9/2023	11/14/2030	2,363	2,338	2,370	1.82
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.66%	2/24/2023	7/31/2031	7,203	7,184	7,202	5.53
Trans Union, LLC	(9)	SOFR +	1.75%	5.91%	1/30/2024	6/24/2031	4,493	4,488	4,495	3.45
TTF Lower Intermediate, LLC	(8)	SOFR +	3.75%	7.79%	7/18/2024	7/18/2031	1,205	1,195	1,145	0.88
VT Topco, Inc.	(9)	SOFR +	3.00%	7.16%	4/3/2024	8/9/2030	1,018	1,018	989	0.76
								45,921	44,919	34.50
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.75%	6.91%	7/16/2025	1/31/2030	1,622	1,622	1,629	1.25
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.50%	6.50%	9/26/2025	1/31/2030	1,481	1,483	1,487	1.14
								3,105	3,116	2.39
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	7.08%	3/24/2025	2/1/2029	992	985	993	0.76

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
BEP Intermediate Holdco, LLC	(8)	SOFR +	2.75%	6.91%	7/10/2025	4/25/2031	$736	$736	$740	0.57%
Boost Newco Borrower, LLC	(8)	SOFR +	2.00%	6.00%	8/1/2024	1/31/2031	5,792	5,792	5,807	4.46
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	7.20%	7/30/2024	7/30/2031	6,234	6,223	6,231	4.78
Capstone Borrower, Inc.	(8)	SOFR +	2.75%	6.75%	8/11/2025	6/17/2030	2,494	2,497	2,493	1.91
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.25%	8/7/2025	3/21/2031	2,409	2,406	2,421	1.86
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.25%	8/7/2025	8/13/2032	698	698	701	0.54
Cloudera, Inc.	(9)	SOFR +	3.75%	8.01%	11/16/2022	10/8/2028	3,505	3,434	3,458	2.65
Conga Corp.	(10)	SOFR +	3.50%	7.81%	8/8/2024	5/8/2028	3,501	3,501	3,466	2.66
ConnectWise, LLC	(9)	SOFR +	3.50%	7.76%	11/16/2022	9/29/2028	3,467	3,400	3,478	2.67
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	8.03%	11/16/2022	10/16/2028	2,134	2,021	2,061	1.58
Delta Topco, Inc.	(8)	SOFR +	2.75%	7.02%	5/1/2024	11/30/2029	6,918	6,910	6,852	5.26
Disco Parent, Inc.	(8)	SOFR +	3.25%	7.48%	8/1/2025	8/6/2032	242	242	244	0.19
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.75%	7/10/2025	5/9/2030	4,423	4,423	4,429	3.40
Ellucian Holdings, Inc.	(9)	SOFR +	2.75%	6.91%	2/29/2024	10/9/2029	2,646	2,646	2,649	2.03
Finastra USA, Inc.	(8)	SOFR +	4.00%	8.04%	7/31/2025	9/15/2032	1,371	1,358	1,367	1.05
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.80%	6/11/2024	3/2/2028	3,827	3,820	3,368	2.59
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.91%	6/5/2024	9/12/2029	5,792	5,792	5,782	4.44
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.91%	6/5/2024	2/13/2032	2,494	2,476	2,486	1.91
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.66%	9/26/2024	1/30/2032	2,682	2,674	2,668	2.05
HS Purchaser, LLC	(10)	SOFR +	3.75%	8.16%	11/16/2022	11/19/2026	3,489	3,396	3,308	2.54
ION Trading Finance, Ltd.	(8)	SOFR +	3.50%	7.50%	12/10/2024	4/1/2028	3,111	3,108	3,114	2.39
McAfee Corp.	(9)	SOFR +	3.00%	7.22%	5/31/2024	3/1/2029	3,510	3,510	3,363	2.58
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.75%	9.16%	11/16/2022	5/2/2029	3,344	3,286	2,443	1.88
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.50%	12/17/2024	12/17/2027	1,892	1,892	1,867	1.43
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.25%	5/14/2024	10/28/2030	3,234	3,234	3,247	2.49
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.16%	5/28/2024	8/31/2028	2,955	2,955	2,970	2.28
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.25%	6/3/2024	6/28/2030	1,953	1,953	1,952	1.50
RealPage, Inc.	(9)	SOFR +	3.00%	7.26%	11/16/2022	4/24/2028	2,718	2,669	2,715	2.08
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.91%	10/5/2023	11/28/2028	3,641	3,616	3,653	2.80
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.91%	12/18/2024	5/12/2028	3,568	3,568	3,041	2.33
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.78%	11/16/2022	3/5/2027	3,490	3,475	3,499	2.69
Sovos Compliance, LLC	(8)	SOFR +	3.25%	7.41%	7/24/2025	8/12/2029	3,501	3,464	3,510	2.70
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.57%	11/16/2022	4/24/2028	3,604	3,467	3,492	2.68
Webpros US Bidco, Inc.	(8)	SOFR +	3.75%	7.91%	3/28/2024	3/28/2031	645	644	649	0.50
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.50%	12/11/2024	6/24/2031	2,079	2,079	2,082	1.60
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.66%	2/14/2025	2/14/2032	1,000	996	995	0.76
								108,361	106,601	81.83

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Specialty Retail
Apro, LLC	(8)	SOFR +	3.75%	7.94%	7/9/2024	7/9/2031	$3,912	$3,904	$3,915	3.01%
CWGS Group, LLC	(10)	SOFR +	2.50%	6.78%	11/16/2022	6/3/2028	2,437	2,390	2,386	1.83
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.41%	1/23/2025	1/23/2032	993	994	993	0.76
HomeServe USA Holding Corp.	(8)	SOFR +	2.00%	6.14%	5/29/2024	10/21/2030	817	817	816	0.63
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	7.20%	7/18/2024	5/4/2028	5,521	5,526	5,527	4.24
								13,631	13,637	10.47
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	7.14%	2/21/2025	2/20/2032	1,875	1,845	1,881	1.44
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	5.91%	1/31/2024	1/31/2031	675	674	677	0.52
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	5.89%	6/22/2023	6/24/2030	2,716	2,702	2,720	2.09
Core & Main, LP	(8)	SOFR +	2.00%	6.17%	2/9/2024	2/9/2031	1,069	1,069	1,069	0.82
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	7.41%	11/16/2022	3/31/2028	7,018	7,019	7,041	5.41
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	7.25%	11/16/2022	12/22/2031	4,288	4,187	4,321	3.32
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.64%	12/12/2024	6/9/2031	1,285	1,285	1,284	0.99
Park River Holdings, Inc.	(10)	SOFR +	3.25%	7.80%	11/16/2022	12/28/2027	2,415	2,401	2,418	1.86
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.42%	6/13/2024	10/19/2029	4,380	4,373	4,386	3.37
								23,710	23,916	18.38
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.66%	11/16/2022	9/23/2031	3,448	3,439	3,452	2.65
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.66%	8/11/2025	7/1/2031	2,500	2,503	2,504	1.92
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.92%	9/20/2024	8/1/2030	3,812	3,799	3,819	2.93
								9,741	9,775	7.50
Total First Lien Debt								707,246	703,009	539.74
Total Investment Portfolio								707,246	703,009	539.74
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				4.01%				3,288	3,288	2.52
Other Cash and Cash Equivalents								55,656	55,656	42.73
Total Cash and Cash Equivalents								58,944	58,944	45.25
Total Portfolio Investments, Cash and Cash Equivalents								$766,190	$761,953	584.99%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Chrysaor Bidco S.à r.l.	Delayed Draw Term Loan	7/17/2026	$57	$—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	85	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	67	—
Total Unfunded Commitments			$209	$—
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of September 30, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of September 30, 2025, the aggregate fair value of these securities is $703.0 million or 539.74% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of September 30, 2025 and December 31, 2024 (Unaudited):

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $707,246 and $645,881, respectively)	$703,009	$650,532
Cash and cash equivalents	58,944	149,243
Interest receivable	2,960	4,502
Receivable for investments sold	3,659	936
Total assets	$768,572	$805,213
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,252 and $1,638, respectively)	$581,823	$634,716
Distribution payable	5,039	—
Payable for investments purchased and other liabilities	51,462	15,512
Total liabilities	638,324	650,228
PARTNERS’ CAPITAL
Partners’ capital	130,248	154,985
Total partners’ capital	130,248	154,985
Total liabilities and partners’ capital	$768,572	$805,213

The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and nine months ended September 30, 2025 and September 30, 2024 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Interest income	$13,489	$16,260	$41,202	$45,080
Other income	—	—	3	22
Total investment income	13,489	16,260	41,205	45,102
Expenses:
Interest expense	8,606	11,271	26,361	27,162
Other expenses	153	41	350	150
Total expenses	8,759	11,312	26,711	27,312
Net investment income before tax expense	4,730	4,948	14,494	17,790
Tax expense	—	—	—	—
Net investment income after tax expense	4,730	4,948	14,494	17,790
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	(2,162)	(3,294)	(8,889)	(6,612)
Net realized gain (loss) on investments	(2,444)	413	(2,419)	530
Total net realized and change in unrealized gain (loss)	(4,606)	(2,881)	(11,308)	(6,082)
Net increase (decrease) in partners’ capital resulting from operations	$124	$2,067	$3,186	$11,708

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
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of September 30, 2025, except as discussed below.
October Subscriptions and Distribution Declaration
The Company received approximately $1,151.9 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective October 1, 2025.
On September 18, 2025, the Company’s Board declared net distributions of $0.2000 per Class I share, $0.1823 per Class S share, and $0.1948 per Class D share, which is payable to shareholders of record as of the open of business on October 31, 2025, and will be paid on or about November 26, 2025.
November Subscriptions
Through the date of issuance of the condensed consolidated financial statements the Company received approximately $1,356.5 million of subscriptions, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares effective November 1, 2025.
Bear Peak Amendment
On October 24, 2025, the Bear Peak Funding Facility was amended pursuant to the Third Amendment to the Revolving Credit and Security Agreement (the “Bear Peak Third Amendment”). The Bear Peak Third Amendment provides for, among other things, an extension of the reinvestment period for borrowings under the Bear Peak Funding Facility to December 31, 2025.

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

Revenues
We generate revenues in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or Payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities and on our equity interests in joint ventures is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof, the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof, and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts paid on our behalf. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Sub-Adviser. For additional information see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Portfolio and Investment Activity
For the three months ended September 30, 2025, we made $8,671.4 million aggregate principal amount of new investment commitments (including $2,468.3 million of which remained unfunded as of September 30, 2025), $6,833.9 million of which was first lien debt, $191.8 million of which was second lien debt, $35.0 million of which was unsecured debt, $10.8 million of which was structured finance debt obligations, $91.8 million of which was structured finance equity obligations and $1,508.1 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2025	2024
Investments:
Total investments, beginning of period	$73,407,377	$56,109,623
New investments purchased	6,836,184	7,169,989
Payment-in-kind interest capitalized	134,414	107,199
Net accretion of discount on investments	67,937	44,886
Net realized gain (loss) on investments	(58,768)	(61,988)
Investments sold or repaid	(3,308,950)	(1,577,957)
Total investments, end of period	$77,078,194	$61,791,752
Amount of investments funded at principal:
First lien debt	$5,740,546	$6,894,791
Second lien debt	202,471	320,347
Unsecured debt	35,000	22,113
Structured finance obligations - debt instruments	19,500	37,807
Structured finance obligations - equity instruments	73,744	67,805
Equity and other	795,895	27,083
Total	$6,867,156	$7,369,946
Proceeds from investments sold or repaid:
First lien debt	$(2,966,742)	$(1,463,211)
Second lien debt	(200,891)	(86,671)
Structured finance obligations - debt instruments	(66,676)	(28,075)
Structured finance obligations - equity instruments	(2,984)	—
Equity and other	(71,657)	—
Total	$(3,308,950)	$(1,577,957)

	September 30, 2025	December 31, 2024
Number of portfolio companies	675	603
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.7%	10.1%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.7%	10.2%
Average loan-to-value (LTV) (3)	44.9%	42.8%
Percentage of performing debt investments bearing a floating rate (4)	99.7%	99.7%
Percentage of assets on non-accrual, at amortized cost (5)	0.4%	0.5%
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
(2)As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 9.2% and 9.5%, respectively. As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 9.2% and 9.6%, respectively.

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
(4)As a percentage of total fair value of performing debt investments. As of September 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 96.0% and 97.2%, respectively, of total investments at fair value (excluding investments in joint ventures).
(5)As a percentage of total amortized cost of investments (excluding investments in joint ventures). Assets on non-accrual represented 0.2% and 0.2% of total investments at fair value (excluding investments in joint ventures) as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and September 30, 2024, our portfolio companies had a weighted average annual EBITDA of $256 million and $223 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-backed investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of September 30, 2025, the Company and the Emerald JV Partner committed to contribute up to $2,250.0 million and $750.0 million, of capital, respectively, to the Emerald JV. As of September 30, 2025, the Company had contributed (net of returns of capital) $1,815.0 million and the Emerald JV Partner had contributed (net of returns of capital) $605.0 million and $435.0 million of capital remained uncalled from the Company and $145.0 million of capital remained uncalled from the Emerald JV Partner. The Company and the Emerald JV Partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.
The following table is a summary of Emerald JV’s portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Total investments, at fair value	$6,580,852	$5,647,024
Total senior secured debt investments, at fair value	$6,550,149	$5,544,430
Number of portfolio companies	344	275
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	8.7%	9.0%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	8.8%	9.2%
Percentage of performing debt investments bearing a floating rate (3)	99.9%	99.9%
Percentage of assets on non-accrual, at amortized cost (4)	0.3%	1.6%
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
(2)As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 8.6% and 8.8%, respectively. As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 8.8% and 9.0%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of September 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 99.2% and 98.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Emerald JV. Assets on non-accrual represented 0.2% and 1.4% of total investments at fair value of Emerald JV as of September 30, 2025 and December 31, 2024, respectively.

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
As of September 30, 2025, the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. As of September 30, 2025, the Company had contributed (net of returns of capital) $117.7 million and the Verdelite JV Partner had contributed (net of returns of capital) $16.8 million and $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.
The following table is a summary of Verdelite JV’s portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Total investments, at fair value	$703,009	$650,532
Total senior secured debt investments, at fair value	$703,009	$650,532
Number of portfolio companies	251	240
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	7.3%	7.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	7.3%	7.1%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%
Percentage of assets on non-accrual, at amortized cost (4)	0.4%	—%
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
(2)As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 7.2% and 7.2%, respectively. As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 7.3% and 7.1%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of September 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 99.7% and 100.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Verdelite JV. Assets on non-accrual represented 0.3% of total investments at fair value of Verdelite JV as of September 30, 2025 and Verdelite JV had no assets on non-accrual as of December 31, 2024.
For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$1,935,657	$1,697,156	$5,620,900	$4,908,913
Total expenses before tax expense	835,372	739,540	2,444,593	2,161,343
Net investment income before tax expense	1,100,285	957,616	3,176,307	2,747,570
Excise and other tax expense	7,346	6,990	16,894	25,352
Net investment income after tax expense	1,092,939	950,626	3,159,413	2,722,218
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(190,122)	(81,778)	(318,618)	45,129
Net realized gain (loss), net of tax expense	(98,056)	(68,243)	(279,010)	(129,086)
Net increase (decrease) in net assets resulting from operations	$804,761	$800,605	$2,561,785	$2,638,261
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,707,986	$1,535,300	$5,012,068	$4,392,412
Payment-in-kind interest income	123,658	93,679	326,729	281,578
Dividend income	102,440	64,649	263,655	224,941
Fee income	1,573	3,528	18,448	9,982
Total investment income	$1,935,657	$1,697,156	$5,620,900	$4,908,913
Total investment income increased to $1.9 billion for the three months ended September 30, 2025, an increase of $238.5 million or 14% compared to the same period in the prior year. This was primarily attributable to an increase in the average investments, partially offset by a lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 26% to $74,652.2 million for the three months ended September 30, 2025 compared to $59,028.2 million for the three months ended September 30, 2024.
Total investment income increased to $5.6 billion for the nine months ended September 30, 2025, an increase of $0.7 billion or 15% compared to the same period in the prior year. This was primarily attributable to an increase in the average investments, partially offset by a lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 30% to $71,922.4 million for the nine months ended September 30, 2025 compared to $55,168.8 million for the nine months ended September 30, 2024.
Additionally, for the three months ended September 30, 2025, we recorded $23.5 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $3.9 million for the same period in the prior year, primarily as a result of increased prepayments. For the nine months ended September 30, 2025, we recorded $75.4 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $37.7 million for the same period in the prior year, primarily as a result of increased prepayments.

For the three months ended September 30, 2025 and 2024, PIK interest income represented 6.4% and 5.5% of total investment income, respectively, and represented 11.3% and 9.9% of net investment income, respectively. For the nine months ended September 30, 2025 and 2024, PIK interest income represented 5.8% and 5.7% of total investment income, respectively, and represented 10.3% and 10.3% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and nine months ended September 30, 2025. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$483,857	$452,804	$1,441,501	$1,349,019
Management fees	145,621	112,634	413,502	312,344
Income based incentive fees	160,605	139,413	464,172	398,969
Capital gains based incentive fees	—	—	—	—
Distribution and shareholder servicing fees
Class S	30,903	24,940	88,602	69,675
Class D	394	331	1,189	892
Professional fees	2,989	2,780	5,714	9,510
Board of Trustees’ fees	230	225	708	671
Administrative service expenses	3,067	1,408	7,336	5,149
Other general and administrative	6,722	3,889	18,707	12,501
Amortization of continuous offering costs	984	1,116	3,162	2,613
Total expenses before tax expense	835,372	739,540	2,444,593	2,161,343
Net investment income before tax expense	1,100,285	957,616	3,176,307	2,747,570
Excise and other tax expense	7,346	6,990	16,894	25,352
Net investment income after tax expense	$1,092,939	$950,626	$3,159,413	$2,722,218

Interest Expense
Total interest expense increased to $483.9 million for the three months ended September 30, 2025, an increase of $31.1 million or 7% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $30,406.9 million for the three months ended September 30, 2025 from $24,471.8 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 6.09% for the three months ended September 30, 2025 from 7.12% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 6.23% for the three months ended September 30, 2025 from 7.24% for the same period in the prior year.
Total interest expense increased to $1,441.5 million for the nine months ended September 30, 2025, an increase of $92.5 million or 7% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $30,431.5 million for the nine months ended September 30, 2025 from $24,060.8 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 6.13% for the nine months ended September 30, 2025 from 7.20% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 6.25% for the nine months ended September 30, 2025 from 7.37% for the same period in the prior year.
Management Fees
Management fees increased to $145.6 million for the three months ended September 30, 2025, an increase of $33.0 million or 29% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $46,711.3 million for the three months ended September 30, 2025 compared to $36,161.3 million for the same period in the prior year.
Management fees increased to $413.5 million for the nine months ended September 30, 2025, an increase of $101.2 million or 32% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $44,253.2 million for the nine months ended September 30, 2025 compared to $33,467.2 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees increased to $160.6 million for the three months ended September 30, 2025, an increase of $21.2 million or 15% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $1,284.8 million for the three months ended September 30, 2025 from $1,115.3 million for the same period in the prior year.
Income based incentive fees increased to $464.2 million for the nine months ended September 30, 2025, an increase of $65.2 million or 16% compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $3,713.4 million for the nine months ended September 30, 2025 from $3,191.8 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three and nine months ended September 30, 2025 and 2024. The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses
Total other expenses increased to $45.3 million for the three months ended September 30, 2025, an increase of $10.6 million or 31% compared to the same period in the prior year. Total other expenses for the three months ended September 30, 2025 primarily consist of $31.3 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $6.7 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $3.1 million of administrative service expenses, and $3.0 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
Total other expenses increased to $125.4 million for the nine months ended September 30, 2025, an increase of $24.4 million or 24% compared to the same period in the prior year. Total other expenses for the nine months ended September 30, 2025 primarily consist of $89.8 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $18.7 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $7.3 million of administrative service expenses, and $5.7 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
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
For the three months ended September 30, 2025 and 2024, we accrued $4.1 million and $7.0 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2025 and 2024, we accrued $13.6 million and $25.4 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC (“BCRED Investments”), a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the three months ended September 30, 2025, BCRED Investments recorded an income tax benefit of $4.4 million. For the nine months ended September 30, 2025, BCRED Investments recorded an income tax provision of $0.6 million. For the three and nine months ended September 30, 2024, BCRED Investments recorded an income tax provision of $0.0 million and $0.0 million, respectively.
As of September 30, 2025 and 2024, BCRED Investments recorded a deferred tax liability of $9.5 million, and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three months ended September 30, 2025, BCRED Investments recorded a current tax expense of $5.9 million, of which $3.3 million is related to dividend income and is included in Excise tax and other tax expense in the Condensed Consolidated Statements of Operations, and $2.6 million is related to gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, BCRED Investments recorded a current tax expense of $7.2 million, of which $3.3 million is related to dividend income and is included in Excise tax and other tax expense in the Condensed Consolidated Statements of Operations, and $3.9 million is related to gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2024, BCRED Investments recorded a current tax expense of $0.0 million and $0.0 million, respectively.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$(260,936)	$(65,684)	$(326,095)	$33,136
Net change in unrealized gain (loss) on derivative instruments	67,003	(8,485)	5,654	9,438
Net change in unrealized gain (loss) on foreign currency and other transactions	(627)	(7,609)	2,421	2,555
Income tax (provision) benefit	4,438	—	(598)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(190,122)	$(81,778)	$(318,618)	$45,129
For the three months ended September 30, 2025, the net change in unrealized losses on investments of $260.9 million was primarily driven by a decrease in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.2% during the three months ended September 30, 2025 driven primarily by changes in certain portfolio company fundamentals and the economic outlook.
Partially offsetting these losses for the three months ended September 30, 2025 were gains of $67.0 million on derivative instruments, which were primarily a result of fluctuations in the EUR, GBP and CAD exchange rates vs. USD.
For the nine months ended September 30, 2025, the net change in unrealized losses on investments of $326.1 million was primarily driven by a decrease in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.4% during the nine months ended September 30, 2025 driven primarily by changes in certain portfolio company fundamentals and the economic outlook.
Partially offsetting these losses for the nine months ended September 30, 2025, were gains of $5.7 million and $2.4 million on derivative instruments and foreign currency transactions, respectively, which were primarily a result of fluctuations in the EUR, GBP and CAD exchange rates vs. USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments	$(58,768)	$(61,988)	$(95,258)	$(126,497)
Net realized gain (loss) on derivative instruments	(27,256)	(14,196)	(186,118)	(14,578)
Net realized gain (loss) on foreign currency and other transactions	(9,410)	7,941	7,024	11,989
Net realized gain (loss) on extinguishment of debt	—	—	(794)	—
Current tax expense on realized gains	(2,622)	—	(3,864)	—
Net realized gain (loss), net of tax expense	$(98,056)	$(68,243)	$(279,010)	$(129,086)
For the three months ended September 30, 2025, we recognized net realized losses on investments of $58.8 million, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments. We incurred additional losses of $27.3 million and $9.4 million on derivative instruments and foreign currency and other transactions, respectively. These losses were driven by the settlement of our foreign currency derivative transactions, primarily as a result of USD vs. EUR forwards and fluctuations in the EUR and CAD exchange rates vs. USD, respectively.
For the nine months ended September 30, 2025, we recognized net realized losses on investments of $95.3 million, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments, partially offset by a gain on the sale of an equity investment. We incurred additional losses of $186.1 million on derivative instruments as a result of the settlement of our foreign currency derivative transactions, primarily USD vs. EUR and GBP forwards. These losses were partially offset by gains of $7.0 million on foreign currency and other transactions, primarily as a result of fluctuations in the CAD and EUR exchange rates vs. USD.
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
As of September 30, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than USD. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 and December 31, 2024, we had an aggregate principal amount of $31.4 billion and $30.7 billion, of debt outstanding and our asset coverage ratio was 248.8% and 226.5%, respectively.

Cash and cash equivalents as of September 30, 2025, taken together with our $7.1 billion of unused capacity under our credit facilities (subject to borrowing base availability, $6.5 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2025, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,840.4 million of Level 1 and Level 2 investments as of September 30, 2025.
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
As of September 30, 2025, we had $2.2 billion in cash and cash equivalents. For the nine months ended September 30, 2025, cash used in operating activities was $5.4 billion, primarily due to purchases of investments of $16.6 billion, partially offset by proceeds from sales of investments and principal repayments of $8.9 billion and an increase in net assets resulting from operations of $2.6 billion. Cash provided by financing activities was $5.9 billion during the period, primarily as a result of proceeds from the issuance our of Common Shares of $9.6 billion, partially offset by share repurchases of $2.2 billion, and dividends paid in cash of $1.7 billion.
Equity
The following tables present transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended September 30, 2025
	Shares	Amount
CLASS I
Subscriptions	92,857,313	$2,334,017
Share transfers between classes	4,734,519	119,101
Distributions reinvested	14,960,219	376,093
Share repurchases	(23,484,009)	(586,395)
Early repurchase deduction	—	114
Net increase (decrease)	89,068,042	2,242,930
CLASS S
Subscriptions	26,856,522	675,173
Share transfers between classes	(1,699,643)	(42,708)
Distributions reinvested	7,198,526	180,966
Share repurchases	(7,367,465)	(183,965)
Early repurchase deduction	—	52
Net increase (decrease)	24,987,940	629,518
CLASS D
Subscriptions	1,284,401	32,323
Share transfers between classes	(3,034,876)	(76,393)
Distributions reinvested	114,568	2,880
Share repurchases	(939,571)	(23,461)
Early repurchase deduction	—	2
Net increase (decrease)	(2,575,478)	(64,649)
Total net increase (decrease)	111,480,504	$2,807,799

	For the nine months ended September 30, 2025
	Shares	Amount
CLASS I
Subscriptions	284,981,120	$7,197,001
Share transfers between classes	8,082,142	203,836
Distributions reinvested	41,985,363	1,059,933
Share repurchases	(79,037,375)	(1,986,138)
Early repurchase deduction	—	880
Net increase (decrease)	256,011,250	6,475,512
CLASS S
Subscriptions	88,421,776	2,233,734
Share transfers between classes	(4,689,357)	(118,397)
Distributions reinvested	20,248,946	511,197
Share repurchases	(17,885,661)	(449,078)
Early repurchase deduction	—	410
Net increase (decrease)	86,095,704	2,177,866
CLASS D
Subscriptions	5,939,456	150,170
Share transfers between classes	(3,392,785)	(85,439)
Distributions reinvested	374,084	9,447
Share repurchases	(1,457,379)	(36,499)
Early repurchase deduction	—	19
Net increase (decrease)	1,463,376	37,698
Total net increase (decrease)	343,570,330	$8,691,076

Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
July 18, 2025	July 31, 2025	August 26, 2025	0.2200	267,059
August 20, 2025	August 31, 2025	September 25, 2025	0.2200	274,235
September 18, 2025	September 30, 2025	October 23, 2025	0.2200	283,583
			$1.9800	$2,318,608

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
July 18, 2025	July 31, 2025	August 26, 2025	0.2022	114,847
August 20, 2025	August 31, 2025	September 25, 2025	0.2022	117,040
September 18, 2025	September 30, 2025	October 23, 2025	0.2022	119,217
			$1.8190	$1,001,734

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
July 18, 2025	July 31, 2025	August 26, 2025	0.2148	5,289
August 20, 2025	August 31, 2025	September 25, 2025	0.2148	5,419
September 18, 2025	September 30, 2025	October 23, 2025	0.2148	5,439
			$1.9327	$49,152
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
For additional information on our share repurchase program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of September 30, 2025 and December 31, 2024, we had an aggregate principal amount of $31.4 billion and $30.7 billion, respectively, of debt outstanding.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $12.3 billion and $10.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2025 and December 31, 2024, we estimate that $1,198.5 million and $130.2 million, respectively, of investments and backstop arrangements were committed but not yet funded.
Other Commitments and Contingencies
As of September 30, 2025 and December 31, 2024, $497.3 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement;
•the Intermediary Manager Agreement; and
•the Expense Support and Conditional Reimbursement Agreement.
In addition to the aforementioned agreements, we, Blackstone, our Advisers and certain of their affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisers, Blackstone or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.
The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the nine months ended September 30, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million. For the nine months ended September 30, 2025, the Company did not purchase investments from or sell investments to Verdelite JV.
For the nine months ended September 30, 2025, the Company made investments of $190.0 million into, and accrued $3.2 million of dividends, of which $1.3 million is receivable from Blackstone Private Real Estate Credit and Income Fund (“BREC”), a business development company advised by Blackstone Real Estate Special Situations Advisors L.L.C., an affiliate of Blackstone.

See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”
Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2025 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Although inflation generally decelerated throughout 2024 and during the first three quarters of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to valuation risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
In a declining interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.
As of September 30, 2025, 99.7% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$2,196,084	$(847,027)	$1,349,057
Up 200 basis points	1,463,888	(564,685)	899,203
Up 100 basis points	731,690	(282,342)	449,348
Down 100 basis points	(731,392)	282,342	(449,050)
Down 200 basis points	(1,458,327)	564,685	(893,642)
Down 300 basis points	(2,149,559)	847,027	(1,302,532)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on July 21, 2025, August 21, 2025 and September 19, 2025 for information about unregistered sales of our equity securities during the quarter.
For the three months ended September 30, 2025, approximately 31,791,045 Common Shares were repurchased for a total value of $793.7 million (net of Early Repurchase Deduction).
The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase plan for the three months ended September 30, 2025:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
August 29, 2025	31,791,045	1.8%	$24.97	September 30, 2025	$793,653	—
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

4.1
Nineteenth Supplemental Indenture, dated as of September 10, 2025, relating to the 5.050% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 10, 2025).

4.2	Form of 5.050% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 10, 2025).

10.1
Amendment No. 4, dated August 8, 2025, to the Amended and Restated Senior Secured Credit Agreement dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2025).

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

Blackstone Private Credit Fund

Date:	November 13, 2025	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2025	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2025	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)